Form 10-Q
period 1994-11-30
NIKE INC
filed 1995-01-17
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1994 Commission file number - 1-10635

                                       NIKE, Inc.

                (Exact name of registrant as specified in its charter)

                   OREGON                                  93-0584541

          (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)              Identification No.)

          One Bowerman Drive, Beaverton, Oregon    97005-6453

          (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (503) 671-6453

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1994 were:
                                   _________________

                    Class A          26,664,137

                    Class B          45,619,115
                                   _________________

                                     72,283,252
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Nov. 30,      May 31,
                                                         1994         1994
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  546,105   $  518,816
     Accounts receivable                                776,952      703,682
     Inventories (Note 3)                               459,276      470,023
     Deferred income taxes                               46,106       37,603
     Prepaid expenses                                    53,808       40,307
                                                     __________    _________

     Total current assets                             1,882,247    1,770,431

Property, plant and equipment                           707,155      639,085
     Less accumulated depreciation                      265,254      233,240
                                                     __________   __________
                                                        441,901      405,845

Goodwill                                                163,210      157,187
Other assets                                             40,397       40,352
                                                     __________   __________

                                                     $2,527,755   $2,373,815
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    2,534   $    3,857
     Notes payable                                      133,710      127,378
     Accounts payable                                   196,921      210,576
     Accrued liabilities                                228,377      181,889
     Income taxes payable                                25,807       38,287
                                                     __________   __________

          Total current liabilities                     587,349      561,987
Long-term debt                                           14,299       12,364
Non-current deferred income taxes                        21,159       18,228
Other long-term liabilities                              43,397       39,987
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-26,664 and
            26,679 shares outstanding                       159          159
          Class B-45,619 and 46,521 shares
               outstanding                                2,699         2,704
     Capital in excess of stated value                  107,840      108,284
     Foreign currency translation
       adjustment                                         5,176      (15,123)
     Retained earnings                                1,745,377    1,644,925
                                                     ___________  __________

                                                      1,861,251    1,740,949
                                                     ___________  __________

                                                     $2,527,755   $2,373,815
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                      __________________     __________________

                                         1994     1993           1994      1993
                                         ____     ____           ____      ____

                                        (in thousands, except per share data)
Revenues                             $1,053,746  $  805,789   $2,224,101  $1,913,667
                                      _________   _________    _________   _________

Costs and expenses:
     Cost of sales                      640,031     496,128    1,340,478   1,163,935
     Selling and administrative         268,873     223,468      561,167     462,747
     Interest                             3,941       3,880        8,698       8,512
     Other expense (income)               1,662      (1,182)         832       2,178
                                       ________     ________   _________   _________

                                        914,507     722,294    1,911,175   1,637,372
                                       ________     ________   _________   _________

Income before income taxes              139,239      83,495      312,926     276,295

Income taxes                             54,300      31,200      122,000     109,900
                                       ________    ________      _______     _______

Net income                           $   84,939  $   52,295      190,926     166,395
                                      =========   =========      =======     =======

Net income per common share(Note 2)  $     1.16  $     0.69      $  2.59     $  2.18
                                      =========   =========      =======     =======
Dividends declared per common share  $      .25  $      .20      $  0.45     $  0.40
                                      =========   =========      =======     =======

Average number of common and
 common equivalent shares (Note 2)       73,369      75,649       73,798      76,199
                                      =========   =========      =======     =======

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                             November 30,
                                                          _________________

                                                          1994         1993
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $190,926   $166,395
          Income charges (credits) not
            affecting cash:
            Depreciation                                   31,079     28,811
            Deferred income taxes and
              purchased tax benefits                         (698)    (4,880)
            Other non-current liabilities                   3,410      2,277
            Other                                           5,111      3,694
          Changes in other working capital
            components                                    (44,477)   118,322
                                                         ________    _______

          Cash provided by operations                     185,351    314,619
                                                         ________    _______
Cash provided (used) by investing activities:
          Acquisition of business:
            Net assets acquired                           (10,264)        --
            Goodwill acquired                             (10,347)        --
          Additions to property, plant and
            equipment                                     (59,961)   (45,590)
          Disposals of property, plant and
            equipment                                       5,811      4,726
          Increase in other assets                         (4,952)      (957)
                                                          _______     _______

          Cash used by investing activities               (79,713)   (41,821)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                       1,019        255
          Reductions in long-term debt
            including current portion                      (4,549)   (51,730)
          Increase (decrease) in notes payable                484    (46,406)
          Proceeds from exercise of options                 1,810      1,666
          Repurchase of stock                             (59,995)   (53,932)
          Dividends - common and preferred                (29,295)   (30,299)
                                                          _______    _______
          Cash used by financing
            activities                                    (90,526)  (180,446)
                                                          _______    _______

Effect of exchange rate changes on cash                    12,177     (7,425)
                                                          _______    _______

Net increase in cash and equivalents                       27,289     84,927
Cash and equivalents, May 31, 1994 and 1993               518,816    291,284
                                                          _______    _______

Cash and equivalents, November 30, 1994
  and 1993                                               $546,105   $376,211
                                                         ========   ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six (6) months ended November 30, 1994 are not necessarily indicative of results to be expected for the entire year.

Reclassifications:

     Certain prior year amounts have been reclassified to conform to the current year presentation. These changes had no impact on previously reported results of operation or shareholder's equity.

NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1994         1994
                                        ________     ________

                                           (in thousands)
                    Finished goods      $447,935     $465,065
                    Work-in-process        7,886        2,915
                    Raw materials          3,455        2,043
                                        ________     ________

                                        $459,276     $470,023
                                        ========     ========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     During the second quarter ended November 30, 1994, record revenues increased 31%, gross margins improved by .9% and selling and administrative expenses reduced as a percentage of sales, combining to increase net income by 62%, the first quarter to quarter comparison increase in six periods and the largest since May, 1990.
Net income for the period was $84.9 million or $1.16 per share, compared to $52.3 million or $0.69 per share for the same period in the prior year. Earnings per share increased 68% as compared to the 62% increase in net income, primarily due to the Company's share repurchase program. In addition to being a record second quarter in earnings, the Company recognized several other milestones. This was the first second quarter with revenue in excess of $1 billion, the first time the Company's trailing twelve months'revenues have exceeded $4 billion, and the largest advance order release ever announced.

     Revenues increased $248 million over the $806 million reported in the same period of the prior year. United States footwear was a strong contributor with growth of $115 million, or 34%, resulting from an increase of 39% in pairs shipped and a 4% decrease in average selling price. Revenues were strong across all categories, including an increase in basketball which was the first comparative increase in 18 months. International revenues increased $106 million, or 32%, composed of 28% and 41% increases in international footwear and apparel revenues, respectively. The international growth included a 22% increase from new
NIKE-owned subsidiaries in Japan and Korea and a positive 5% affect from foreign exchange translation, partially offset by decreases in France and Germany which together combined for a 7% decrease in international's total revenues. U.S. apparel increased $23 million or 30%, and anticipates an increase for the full fiscal year. Other brands, which includes Cole
Haan (R), Tetra Plastics, and Sports Specialties, increased 8%. The breakdown of revenues follows:

                               Three Months Ended               Six Months Ended
                                    Nov. 30                         Nov. 30
                          ______________________________    _______________________________

                          1994           1993    % Change   1994           1993    % Change
                          ____           ____       ___     ____           ____       ___

                                 (in thousands)
U.S. Footwear        $  455,459      $  340,325     34%    $1,110,601   $  962,763     15%
U.S. Apparel             97,884          75,365     30        192,619      176,561      9
Other Brands             60,391          56,062      8        119,273      120,406     (1)
                     __________      __________    ___      _________    _________     ___

Total United States     613,734         471,752     30      1,422,493    1,259,730      13
International
  Footwear              306,828         239,458     28        583,290      484,363      20
  Apparel               133,184          94,579     41        218,318      169,574      29
                     __________      __________    ___      _________    _________     ___

  Total International   440,012         334,037     32        801,608      653,937      23
                     __________      __________    ___      _________    _________     ___

  Total Revenues     $1,053,746      $  805,789     31%    $2,224,101   $1,913,667      16%
                     ==========      ==========    ===     ==========   ==========     ====

     Consolidated gross margins improved over the prior year, increasing from 38.4% in the prior year second quarter to 39.3% in the current year. The increase was a result of the high volume of revenues, along with strong demand for NIKE products combined with sound inventory management which resulted in a smaller percentage of lower margin closeout sales. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk, and production sourcing in order to maximize gross profit.


      Selling and administrative expenses decreased as a percentage of revenues from 27.7% during the prior year second quarter to 25.5% in the current year. On an absolute dollar basis, spending increased $45 million, or 20%, with all new NIKE-owned subsidiaries accounting for $29 million of the increase. International operations in total added $36 million, a result of the new subsidiaries and planned increases in international infrastructure development. Also, the foreign currency translation impact increased spending by approximately $4 million. U.S. operations were up
$9 million, primarily in planned marketing expenses. The Company intends to continue to invest in growth opportunities and to increase marketing expenses in order to ensure the successful sell-through of the high level of orders discussed below. As a result, the Company expects selling and administrative costs as a percentage of revenues for the current year to approximate the prior year results.

     Interest expenses for the quarter increased slightly over the prior year due to increased operational short-term borrowings related to the new NIKE subsidiaries mentioned previously, offset by lower U.S. borrowings. Other income decreased $2.8 million, primarily as a result of increased other expenses - including profit sharing, foreign currency transactions, asset disposals and goodwill - offset partially by increased interest income.

     The Company's effective tax rate for the quarter was 39.0% compared to 37.43% in the prior year. Last year's second quarter included a reduction for the tax impact of permanently reinvesting foreign earnings overseas, as more fully discussed in that respective 10-Q. The Company anticipates the tax rate for fiscal 1995 will approximate the 39.1% rate for the full fiscal year 1994.

      Worldwide orders for athletic footwear and apparel scheduled for delivery from December 1994 through April 1995 were approximately $1.95 billion, 34% higher than such orders booked in the comparable period of the prior year. This represents a record amount of orders for any period, and will require a significant portion of our production capacity to be devoted to filling these orders, potentially impacting availability of product for "at once" shipments. These orders are not necessarily indicative of total revenues for subsequent periods because the mix of advance orders and "at once" shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to shift to a greater emphasis on futures orders, this mix again may vary. Finally, exchange rates can cause differences in the comparisons.


       After a six-month "Special 301" investigation under the 1974 Trade Act, the Office of the U.S. Trade Representative ("USTR") announced on December 31, 1994 that the United States will take retaliatory trade action against the People's Republic of China if China does not agree to address U.S. intellectual property rights concerns. On or before February 4, 1994 the USTR will make a final determination as to whether China's intellectual property right's enforcement policies and practices are unreasonable and constitute a burden on, or restrict, U.S. commerce. The USTR has published a preliminary list of products from China that it would target if sanctions were imposed, although the USTR may later reduce that list of targeted products. Seven categories of footwear are among the various products on the list. Targeted products would be assessed tariffs of 100 percent in addition to the current tariffs. A portion of the footwear that the Company imports from China into the U.S. falls into four of the seven potentially targeted categories of footwear, and sanctions would effectively eliminate imports from China in those categories. However, at the time of filing this report the Company anticipates that the sanctions, if imposed, would not have a material adverse effect on the Company due to the wide range of product sourcing available to the Company, and the lack of significance of the targeted categories to the Company's overall production.


Liquidity and Capital Resources
_______________________________

     The Company's financial position remained strong, with working capital rising $86 million since May 31, 1994. The working capital ratio was 3.2:1 at November 30, 1994 and at May 31, 1994.

     Cash and equivalents increased $27 million primarily as a result of cash flow from operations, offset partially by cash used by investing activities, including the purchase of a new NIKE-owned subsidiary, and cash used by financing activities, primarily the purchase of 1,000,000 shares of NIKE stock under the stock repurchase program announced in July 1993.

     The increase in accounts receivable of $73 million was due to sales growth in both October and November over last May's comparable two month period.

     Overall inventories decreased $11 million since May 31. Gross U.S. footwear inventory is down $33 million and gross U.S. apparel inventory is down $4 million, however, international inventories have increased $25 million, primarily due to new NIKE-owned subsidiaries.

     During the quarter, the Company announced a 25% increase in the quarterly cash dividend to $0.25 per share from the previous $0.20 per share.

     Subsequent to November 30, 1994, the Company has commenced an offer to purchase all of the outstanding shares of Canstar Sports, Inc., the world's largest hockey equipment manufacturer for Canadian $27.50 per share in cash. The total value of the proposed transaction is approximately U.S.$395 million. The Company also announced that it entered into an agreement with the principal shareholders, who together represent 46% of Canstar's shares, to acquire those shares for the same price. The acquisition is subject to regulatory approval and other customary conditions.

     The debt to equity ratio at November 30, 1994 was .4:1 compared to .4:1 at May 31, 1994 and .3:1 at November 30, 1993. Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1995 expenditures. At
November 30, 1994, the Company had $300 million available in committed unused lines of credit.


                           Part II - Other Information


Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994.


Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits:

    3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1988 and
        Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1990).

    3.2 Second Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).

    4.1 Articles IV, VI, VII, VIII and X of the Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Articles II, III, VII, IX and X of the Second Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of June 1, 1991 among NIKE, Inc., The First National Bank of Chicago, individually and as Agent, and the other banks party thereto (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1991).

   10.2 Amendment No. 2 to Credit Agreement dated as of November 7, 1994 extending the termination date of the revolving credit facility in Exhibit 10.1 to November 30, 1996.

   10.3 Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).*

   10.4 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

   10.5 NIKE, Inc. Restated Employee Incentive Compensation Plan
        (incorporated by reference from Registration Statement No. 33-29262 on Form S-8 filed by the Company on June 16, 1989).*

   10.6 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 17, 1990)*

   10.7 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).*

   27   Financial Data Schedule

* Management contract or compensatory plan or arrangement.

     (b) The following report on Form 8-K was filed by the Company during the second quarter of fiscal 1995:

Form 8-K  September 19, 1994   ITEM 5.  OTHER EVENTS.  Press Release
                                                       regarding first
                                                       quarter earnings.






                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:  s/Robert S. Falcone
                                   ________________________

                                   Robert S. Falcone
                                   Vice President,
                                   Chief Financial Officer


DATED:  January 17, 1995