Form 10-Q
period 1995-02-28
NIKE INC
filed 1995-04-17
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1995 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 1995 were:
                                   _________________

                    Class A          26,494,897

                    Class B          45,700,835
                                   _________________

                                     72,195,732
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Feb. 28,      May 31,
                                                         1995         1994
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  242,747   $  518,816
     Accounts receivable                                930,592      703,682
     Inventories (Note 3)                               627,983      470,023
     Deferred income taxes                               53,337       37,603
     Prepaid expenses                                    65,304       40,307
                                                     __________    _________

     Total current assets                             1,919,963    1,770,431

Property, plant and equipment                           821,018      639,085
     Less accumulated depreciation                      315,196      233,240
                                                     __________   __________
                                                        505,822      405,845

Goodwill and other intangibles                          493,022      157,187
Other assets                                             44,526       40,352
                                                     __________   __________

                                                     $2,963,333   $2,373,815
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    5,026   $    3,857
     Notes payable                                      354,840      127,378
     Accounts payable                                   276,330      210,576
     Accrued liabilities                                257,976      181,889
     Income taxes payable                                12,960       38,287
                                                     __________   __________

          Total current liabilities                     907,132      561,987
Long-term debt                                           69,353       12,364
Non-current deferred income taxes                        30,530       18,228
Other long-term liabilities                              37,671       39,987
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-26,495 and
            26,679 shares outstanding                       158          159
          Class B-45,701 and 46,521 shares
               outstanding                                2,703        2,704
     Capital in excess of stated value                  109,069      108,284
     Foreign currency translation
       adjustment                                        (5,393)     (15,123)
     Retained earnings                                1,811,810    1,644,925
                                                     ___________  __________

                                                      1,918,347    1,740,949
                                                     ___________  __________

                                                     $2,963,333   $2,373,815
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended     Nine Months Ended
                                           February 28,          February 28,
                                      __________________     __________________

                                         1995     1994           1995      1994
                                         ____     ____           ____      ____

                                        (in thousands, except per share data)
Revenues                             $1,124,697  $  871,845   $3,348,798  $2,785,512
                                      _________   _________    _________   _________

Costs and expenses:
     Cost of sales                      678,404     537,066    2,018,882   1,701,001
     Selling and administrative         278,311     231,285      839,478     694,032
     Interest                             6,257       3,988       14,955      12,500
     Other expense (income)               5,376      (3,229)       6,208      (1,051)
                                       ________     ________   _________   _________

                                        968,348     769,110    2,879,523   2,406,482
                                       ________     ________   _________   _________

Income before income taxes              156,349     102,735      469,275     379,030

Income taxes                             61,000      39,500      183,000     149,400
                                       ________    ________      _______     _______

Net income                           $   95,349  $   63,235      286,275     229,630
                                      =========   =========      =======     =======

Net income per common share(Note 2)  $     1.29  $     0.85      $  3.88     $  3.03
                                      =========   =========      =======     =======
Dividends declared per common share  $      .25  $      .20      $  0.70     $  0.60
                                      =========   =========      =======     =======

Average number of common and
 common equivalent shares (Note 2)       73,482      75,149       73,694      75,853
                                      =========   =========      =======     =======

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Nine Months Ended
                                                            February 28,
                                                          _________________

                                                          1995         1994
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $286,275   $229,630
          Income charges (credits) not
            affecting cash:
            Depreciation                                   48,029     45,376
            Deferred income taxes and
              purchased tax benefits                        4,288     (3,719)
            Other non-current liabilities                  (2,316)     3,012
            Other                                           7,760      5,162
          Changes in other working capital
            components                                   (205,171)    54,042
                                                         ________    _______

          Cash provided by operations                     138,865    333,503
                                                         ________    _______
Cash provided (used) by investing activities:
          Acquisition of business:
            Net assets acquired                           (83,346)        --
            Goodwill and other intangibles acquired      (344,474)        --
          Additions to property, plant and
            equipment                                     (96,008)   (55,657)
          Disposals of property, plant and
            equipment                                       6,671      7,748
          Increase in other assets                         (4,462)    (3,795)
                                                          _______     _______

          Cash used by investing activities              (521,619)   (51,704)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                       1,631      2,140
          Reductions in long-term debt
            including current portion                      (5,247)   (53,336)
          Increase (decrease) in notes payable            221,614      7,337
          Proceeds from exercise of options                 3,403      2,967
          Repurchase of stock                             (71,214)   (92,431)
          Dividends - common and preferred                (47,367)   (45,260)
                                                          _______    _______
          Cash provided (used) by financing
            activities                                    102,820   (178,583)
                                                          _______    _______

Effect of exchange rate changes on cash                     3,865     (8,501)
                                                          _______    _______

Net (decrease) increase in cash and equivalents          (276,069)    94,715
Cash and equivalents, May 31, 1994 and 1993               518,816    291,284
                                                          _______    _______

Cash and equivalents, February 28, 1995
  and 1994                                               $242,747   $385,999
                                                         ========   ========


Supplemental schedule of noncash investing activities:

     The Company had a like-kind exchange of certain equipment during the second quarter of the prior year as follows:

     Cost of old equipment       $24,057
     Accumulated depreciation    (14,502)
     Cash received                   652
                                 _______

     Book value of new asset     $10,207
                                 =======

     The Company acquired a new NIKE subsidiary during the third quarter of the prior year with net assets of $124,966,000, resulting in an accrued liability of a similar amount. Approximately $3.5 million was paid in cash during the 4th quarter of the prior year.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine (9) months ended February 28, 1995 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          1995         1994
                                        ________     ________

                                           (in thousands)
                    Finished goods      $593,141     $465,065
                    Work-in-process        4,697        2,915
                    Raw materials         30,145        2,043
                                        ________     ________

                                        $627,983     $470,023
                                        ========     ========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

NOTE 5 - Acquisition of business:
         _______________________

     During the quarter, the Company consummated the acquisition of Canstar Sports Inc. for a cash purchase price including acquisition costs of approximately $407 million. The purchase has been given effect in the Consolidated Balance Sheet and the associated Statement of Cash Flows as of February 28, 1995. The proforma effect of the acquisition on the combined results of operations for the nine months ended February 28, 1995 and 1994 was not significant.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     The quarter ended February 28, 1995 established a new third quarter high, with net income increasing 51% as a result of record revenues, gross margin improvement and selling and administrative expenses reducing as a percentage of sales. Net income for the period was $95.3 million or $1.29 per share, compared to $63.2 million or $0.85 per share for the same period in the prior year. The 52% increase in earnings per share as compared to the 51% increase in net income is primarily due to the Company's share repurchase program.

     Revenues exceeded $1 billion for the first time in a third quarter, increasing 29% to $1.125 billion compared to $872 million in the prior year. This is the fourth consecutive quarter with revenues in excess of $1 billion. United States apparel increased 39% ($33 million), growing at a slightly faster pace than the U.S. footwear business, which was up 27%
($126 million) over the previous year due to a 21% increase in pairs shipped and a 5% increase in average selling price. The Company had increases in all categories of both U.S. footwear and apparel. International revenues increased $85 million, 33% over last year's third quarter, with growth in footwear revenues of 29% and apparel revenues of 46%. Favorable exchange rates contributed $16 million of the increase and new NIKE-owned subsidiaries in Korea, Argentina, and Austria added $41 million. Other brands, which include Cole Haan, Tetra Plastics, and Sports Speciatlies, increased
16%.  The breakdown of revenues follows:

                               Three Months Ended              Nine Months Ended
                                    Feb. 28                         Feb. 28
                          ______________________________    _______________________________

                          1995           1994    % Change   1995           1994    % Change
                          ____           ____       ___     ____           ____       ___

                                 (in thousands)
U.S. Footwear        $  603,529      $  477,061     27%    $1,714,130   $1,439,824     19%
U.S. Apparel            118,049          85,071     39        310,668      261,632     19
Other Brands             57,413          49,423     16        176,686      169,829      4
                     __________      __________    ___      _________    _________     ___

Total United States     778,991         611,555     27      2,201,484    1,871,285     18

International
  Footwear              262,974         203,702     29        846,264      688,065      23
  Apparel                82,732          56,588     46        301,050      226,162      33
                     __________      __________    ___      _________    _________     ___

  Total International   345,706         260,290     33      1,147,314      914,227      26
                     __________      __________    ___      _________    _________     ___

  Total Revenues     $1,124,697      $  871,845     29%    $3,348,798   $2,785,512      20%
                     ==========      ==========    ===     ==========   ==========     ====

     Consolidated gross margins for the quarter were 39.7% compared to 38.4% last year. The increase was a result of the high volume of revenues and a smaller percentage of closeout sales in the current year combined with lower margins in the prior year due to difficulties in other brands, including Sports Specialties and the decision to discontinue the i.e. division. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk, and production sourcing in order to maximize gross profit.

      Selling and administrative expenses decreased as a percentage of revenues from 26.5% during the prior year third quarter to 24.7% in the current year. On an absolute dollar basis, spending increased $47 million, or 20%, with new NIKE-owned subsidiaries accounting for $8 million of the increase. International operations added $24 million of spending, a result of the new subsidiaries and planned increases in international infrastructure development. Also, the foreign currency translation impact increased spending by approximately $6 million. U.S. operations were up
$19 million, primarily in planned marketing expenses. The Company intends to continue to invest in growth opportunities and to increase marketing expenses in order to ensure the successful sell-through of the high level of orders discussed below. As a result, the Company expects selling and administrative costs as a percentage of revenues for the current year to approximate the prior year results.

     Interest expenses for the quarter increased over the prior year due to both increased operational short-term borrowings at new NIKE subsidiaries and other international locations, and increased short-term borrowings in the U.S. primarily due to increased cash operational needs and the purchase of Canstar during the third quarter. Other income decreased
$8.6 million mostly due to increases in profit share plan expense, foreign currency transactions, and goodwill along with shutdown expenses in connection with the continued consolidation of warehouse facilities in Europe. These increases were offset partially by increased interest income. In addition, a gain on insurance proceeds as a result of the flood at Tetra Plastics increased other income in the prior year.

     The Company's effective tax rate for the quarter was 39.0% compared to 38.4% in the prior year. Last year's third quarter included a reduction for the tax impact of permanently reinvesting foreign earnings overseas, as more fully discussed in the Form 10-Q filed for that quarter. The Company anticipates the tax rate for fiscal 1995 will approximate the 39.1% rate for the full fiscal year 1994.

      Worldwide orders for athletic footwear and apparel scheduled for delivery from March 1995 through July 1995 were approximately $2.4 billion, 37% higher than such orders booked in the comparable period of the prior year. This represents a record amount of orders for any period, and a significant portion of our production capacity will be devoted to filling these orders, potentially impacting availability of product for "at once" shipments. These orders are not necessarily indicative of total revenues for subsequent periods because the mix of advance orders and "at once" shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to shift to a greater emphasis on futures orders, this mix again may vary. Finally, exchange rates can cause differences in the comparisons.

Liquidity and Capital Resources
_______________________________

       During the quarter, the Company finalized the purchase of all of the outstanding shares of Canstar Sports Inc. for Canadian $27.50 per share in cash. See Note 5 for further discussion.

     The Company's financial position remained strong. However, working capital decreased $196 million since May 31, 1994 due to increased operational borrowings and cash used to purchase Canstar Sports Inc.
The working capital ratio was 2.1:1 at February 28, 1995 compared to 3.2:1 at May 31, 1994.

     Cash and equivalents decreased $276 million primarily as a result of the Canstar Sports Inc. purchase, offset partially by cash provided by operations. Cash was also used to purchase 1,160,000 additional shares of NIKE stock under the stock repurchase program announced in July 1993.

     Accounts Receivable is at an all-time high, with the increase of $227 million, or 32%, a direct result of the 42% increase in sales in both January and February over last May's comparable two month period.

     Overall inventories increased $158 million since May 31. Gross U.S. footwear inventory is down $12 million due to strong demand, however, international inventories have increased $95 million, $30 million of which is due to new NIKE-owned subsidiaries with the remaining increase in preparation for increased demand in the fourth quarter. In addition, Canstar Sports Inc. added $72 million in inventory.

     The debt to equity ratio at February 28, 1995 was .5:1 compared to .4:1 at May 31, 1994 and .4:1 at February 28, 1994. Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1995 expenditures. At
February 28, 1995, the Company had $300 million available in committed unused lines of credit.


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

   10.2 Amendment No. 2 to Credit Agreement dated as of November 7, 1994 extending the termination date of the revolving credit facility in Exhibit 10.1 to November 30, 1996 (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1994.

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

     (b) The following reports on Form 8-K were filed by the Company during the third quarter of fiscal 1995:

Form 8-K
     December 14, 1994   ITEM 5.  OTHER EVENTS.  Press release announcing
                                                 plans to acquire all of
                                                 the outstanding shares of
                                                 Canstar Sports Inc.

     December 19, 1994   ITEM 5.  OTHER EVENTS.  Press release announcing
                                                 2nd quarter earnings.

     January 5, 1995     ITEM 5.  OTHER EVENTS.  Press release announcing
                                                 that the Company and Can-
                                                 star Sports Inc. have en-
                                                 tered into a Business
                                                 Combination Agreement and
                                                 the Company has commenced
                                                 its tender offer effective
                                                 January 16, 1995.

     January 31, 1995    ITEM 5.  OTHER EVENTS.  Press release regarding
                                                 Canadian Bureau of Com-
                                                 petition Policy issued an
                                                 Advance Ruling Certificate
                                                 declining to oppose the
                                                 Company's proposed acqui-
                                                 sition of Canstar Sports
                                                 Inc.

     February 7, 1995    ITEM 5.  OTHER EVENTS.  Press release regarding the
                                                 Company obtaining all re-
                                                 quired regulatory approval
                                                 for the acquisition of
                                                 Canstar Sports Inc.

     February 9, 1995    ITEM 5.  OTHER EVENTS.  Press release announcing
                                                 the Company has taken up
                                                 all of the common shares
                                                 of Canstar Sports Inc.
                                                 deposited under
                                                 its tender offer.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:  s/Robert S. Falcone
                                   ________________________

                                   Robert S. Falcone
                                   Vice President,
                                   Chief Financial Officer


DATED:  April 14, 1995