Form 10-K
period 1995-05-31
NIKE INC
filed 1995-08-30
CIK 320187

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED MAY 31, 1995

                                       OR

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                      FOR THE TRANSITION PERIOD FROM  TO
                          COMMISSION FILE NO. 1-10635
                               ----------------
                                   NIKE, INC.
             (Exact name of Registrant as specified in its charter)
                 OREGON                                93-0584541
    (State or other jurisdiction of        (IRS Employer Identification No.)
             incorporation)
                               ONE BOWERMAN DRIVE
                          BEAVERTON, OREGON 97005-6453
              (Address of principal executive offices) (Zip Code)
       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (503) 671-6453
                               ----------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
         (Title of each class)              (Name of each exchange on which
          Class B Common Stock                        registered)
                                                New York Stock Exchange
                                                 Pacific Stock Exchange
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

  As of July 21, 1995, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $102,628,783 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $3,841,420,956.

  As of July 21, 1995, the number of shares of the Registrant's Class A Common Stock outstanding was 25,893,522 and the number of shares of the Registrant's Class B Common Stock outstanding was 45,635,745.

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of Registrant's Proxy Statement dated August 7, 1995 for the annual meeting of shareholders to be held on September 18, 1995 are incorporated by reference into Part III of this Report.

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [   ]

- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                                   NIKE, INC.

                                 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.  BUSINESS
           General.......................................................    1
           Products......................................................    1
           Sales and Marketing...........................................    1
           United States Market..........................................    2
           International Markets.........................................    2
           Significant Customers.........................................    2
           Orders........................................................    3
           Product Research and Development..............................    3
           Manufacturing.................................................    3
           Trade Legislation.............................................    4
           Competition...................................................    5
           Trademarks and Patents........................................    5
           Employees.....................................................    5
           Executive Officers of the Registrant..........................    5
  ITEM 2.  PROPERTIES....................................................    7
  ITEM 3.  LEGAL PROCEEDINGS.............................................    8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8
 PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    9
  ITEM 6.  SELECTED FINANCIAL DATA.......................................    9
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   10
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA....................   13
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................   26
 PART III  (Except for the information set forth under "Executive
           Officers of the Registrant" in Item I above, Part III is
           incorporated by reference from the Proxy Statement for the
           NIKE, Inc. 1995 annual meeting of shareholders.)..............   27
 PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K.............................................................   27
 SIGNATURES............................................................... S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

  NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used herein, the terms "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

  The Company's principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, and accessory products. The Company sells its products to approximately 14,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 110 countries around the world. Virtually all of the Company's products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

PRODUCTS

  NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. The Company places considerable emphasis on high quality construction and innovative design. Basketball, fitness, running, and children's shoes are currently the top-selling product categories and are expected to continue to lead in product sales in the near future. However, the Company also markets shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

  The Company sells active sports apparel covering each of the above categories, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement the Company's athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. The Company often markets footwear, apparel and accessories in "collections" of similar design or for specific purposes.

  The Company also sells a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan(R) through its wholly-owned subsidiary, Cole Haan Holdings Incorporated.
The Company markets a line of headwear with licensed team logos under the brand name "Sports Specialties", through its wholly-owned subsidiary, Sports Specialties Corporation. The Company also sells small amounts of various plastic products to other manufacturers through its wholly-owned subsidiary, Tetra Plastics, Inc.

  In February 1995 the Company acquired Canstar Sports Inc., the world's largest hockey equipment manufacturer. Canstar manufactures and distributes ice skates under the Bauer, Micron, Mega, Daoust and Lange brand names; in-line roller skates and protective gear under the Bauer brand name; Cooper and Flak hockey protective equipment; Cooper and Bauer hockey sticks; Bauer hockey jerseys and accessories; and Tuuk, ICM and John Wilson skate blades. Canstar also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

  The table below sets forth certain information regarding the Company's United States and international (non-U.S.) revenues for the last three fiscal years.

                                         YEAR ENDED       YEAR ENDED         YEAR ENDED
                                         May 31,          May 31,            May 31,
                                         1995      %chg.  1994       %chg.   1993       %chg.
(in thousands)


United States footwear                  $2,309,400  24%   $1,868,900  (5)%  $1,968,500  13%
United States apparel                      423,900  25       338,500  (6)      360,500  (2)
   Total United States                   2,733,300  24     2,207,400  (5)    2,329,000  10

International footwear                   1,244,300  25       998,200  (5)    1,049,100  21
International apparel                      472,700  32       358,800   2       353,100  32
   Total International                   1,717,000  27     1,357,000  (3)    1,402,200  24
Other brands                               310,600  38       225,300  13       199,800  26
   Total NIKE                           $4,760,900  26%   $3,789,700  (4)%  $3,931,000  15%


  Financial information about United States and international operations appears in Note 15 of the consolidated financial statements on page 26.

  The Company experiences moderate fluctuations in aggregate sales volume during the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel.

  Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for the Company's products and, consequently, the types of products the Company offers. The Company must therefore respond appropriately to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles, and categories, and influencing sports and fitness preferences through agressive marketing.

UNITED STATES MARKET

  During fiscal 1995, sales to the Company's approximately 16,000 retail accounts in the United States accounted for approximately 63 percent of total revenues. The domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops and other retail accounts. During fiscal year
1995, NIKE's three largest customers accounted for approximately 34 percent of sales in the United States.

  NIKE makes substantial use of its innovative "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 1995, 88 percent of the Company's domestic footwear shipments (excluding Cole Haan(R)) were made under the futures program, compared to 81 percent in fiscal 1994 and 83 percent in fiscal 1993.

  The Company utilizes 17 NIKE sales offices for the solicitation of sales in the United States. The Company also utilizes 10 independent sales representatives for the sale of specialty products, such as golf, cycling, water sports and outdoor wear. In addition, the Company operates 61 wholly-owned retail outlets, 33 of which carry primarily B-grade and close-out merchandise, 18 of which are Cole Haan(R) stores, 4 of which are high-profile NIKETOWN stores designed to showcase the Company's products, and 4 of which are employee-only stores.

  The Company's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, Greenland, New Hampshire and Yarmouth, Maine. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Sports Specialties headwear is shipped from Irvine, California, and Canstar Sports Inc. products are distributed from Swanton and St. Albans, Vermont.

INTERNATIONAL MARKETS

  The Company currently markets its products in approximately 110 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. NIKE operates 32 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distributes through independent distributors and licensees. During fiscal 1995, sales of NIKE brand products to the Company's approximately 35,000 international (non-U.S.) retail accounts accounted for 37 percent of total revenues in fiscal 1995, compared to 36 percent in fiscal 1994 and 36 percent in fiscal 1993. In fiscal 1993, the Company initiated a futures ordering program for European retailers similar to the United States futures program described above. Outside of the United States, NIKE's three largest customers accounted for approximately 6 percent of non-U.S. sales.

  International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Costa Rica, Denmark, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, Norway, Peoples Republic of China, Portugal, Spain, Sweden, Singapore, Switzerland, Taiwan, Thailand, The Netherlands, the United Kingdom, and Vietnam.

SIGNIFICANT CUSTOMERS

  Foot Locker, a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 14 percent of global net sales of NIKE brand products during fiscal 1995. No other customer accounted for 10 percent or more of net sales during fiscal 1995.

ORDERS

  As of May 31, 1995, the Company's worldwide orders for athletic footwear and apparel totaled $2.5 billion, compared to $1.8 billion as of May 31, 1994.Such orders are scheduled for delivery from June through November of 1995. Based upon historical data, the Company expects that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

PRODUCT RESEARCH AND DEVELOPMENT

  The Company believes that its research and development efforts are a key factor in its past and future success. Technical innovation in the design of footwear and apparel receive continued emphasis as NIKE strives to produce products that reduce or eliminate injury, aid athletic performance and maximize comfort.

  In addition to its own staff of specialists in the areas of biomechanics, exercise physiology, engineering, industrial design and related fields, NIKE also utilizes research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with the Company and review designs, materials and concepts for product improvement. Employee athletes wear-test and evaluate products during the design and development process.

  In fiscal 1995, NIKE spent approximately $28.8 million on product research, development and evaluation, compared to $24.6 million in 1994 and $22.6 million in 1993.

MANUFACTURING

  In fiscal 1995, approximately 47 percent of the Company's total apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors in Asia and South America, most of which are located in Bangladesh, Hong Kong, Indonesia, Malaysia, Peru, Singapore, Sri Lanka, Taiwan, and Thailand. Substantially all of NIKE's apparel production for sale to the international market was manufactured outside the U.S.

  Virtually all of the Company's footwear (exclusive of Cole Haan(R) brand footwear) is produced outside of the United States. In fiscal 1995, contract suppliers in Indonesia, the People's Republic of China, South Korea, Taiwan and Thailand accounted for approximately 31 percent, 31 percent, 16 percent, 8 percent, and 14 percent, respectively, of total footwear production. The Company also has manufacturing agreements with independent factories in Argentina, Brazil, Hungary, Italy and Mexico. The largest single supplier outside of the United States accounted for approximately 9 percent of total 1995 footwear production.

  The principal materials used in the Company's footwear products are natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, leather, canvas, and a polyurethane film used to make AIR-SOLE(R) cushioning components. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. NIKE has thus far experienced little difficulty in satisfying its raw material requirements. Tetra Plastics, Inc., a wholly-owned subsidiary of NIKE, is the Company's sole supplier of the material from which the AIR-SOLE(R) cushioning components used in footwear are made.

  The Company's international operations are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. See "Trade Legislation" below. NIKE has not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring. The
Company believes that it has the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from its present suppliers outside of the United States. If events prevented the Company from acquiring products from its suppliers in a particular country, the Company's footwear operations could be temporarily disrupted and the Company could experience an adverse financial impact. However, the Company believes that it could eliminate any such disruption within a period of no more than 12 months, and that any adverse impact would, therefore, be of a short-term nature. The Company believes that its principal competitors are subject to similar risks.

  All Company products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. Customs information submitted by the Company is routinely subject to review by the Customs Service. The Company is unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company and the imported footwear industry as a whole.

  Since 1972, Nissho Iwai American Corporation ("NIAC"), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant financing and export-import services for the Company. The Company purchases through NIAC substantially all of the athletic footwear and apparel it acquires from overseas suppliers. The Company's agreements with NIAC extend through 2000, and the Company expects that the relationship will be continued beyond that date.

TRADE LEGISLATION

 In 1995, President Clinton extended to June 1996, "most favored nation"
(MFN), non-discriminatory trading status to the People's Republic of China (China). Under U.S.law, MFN status for China is extended annually. The United States has extended MFN status to China each year since 1980. China is a material source of footwear production for the Company. A revocation of MFN status would result in a substantial increase in tariff rates on goods imported from China, and, therefore could adversely affect the Company's operations. While the United States continues to have foreign policy as well as human rights concerns with China, the Clinton Administration continues to oppose using China's MFN status as a means of addressing these concerns. However, even if NIKE's Chinese sources were affected by a change in China's MFN status, the Company believes that the impact of such change would not have a long term, material adverse impact on the Company's business.

Certain countries within the European Community have for some time main-tained quotas restricting the importation of footwear manufactured in China. With respect to such quotas, see the discussion in Item 7 below.

In 1994, the United States, Mexico, and Canada implemented a North America Free Trade Agreement (NAFTA). Benefits to the Company include a phased elimination of duties on footwear and apparel produced and imported from Mexico, and the implementation and enforcement of new Mexican laws pro-tecting the intellectual property rights of United States companies doing business in Mexico. While the Company currently purchases no apparel and only a fraction of its Cole Haan(R) shoes from Mexico, NAFTA may permit NIKE to economically source some products from Mexico.

In April 1994, the 125 member nations of the General Agreement on Tariffs and Trade (GATT), including the United States, signed a new pact to govern world trade. The new agreement, which was approved by Congress in December 1995 and became effective January 1, 1995 for most countries, should provide better international market access opportunities for U.S. goods and services. The agreement, among other things, significantly cuts global tariffs on many products, reduces or eliminates numerous non-tariff measures (such as quotas and discriminatory product standards), establishes stronger rules on the imposition of duties relating to the anti-dumping and subsidies codes, provides greater protection for intellectual property rights, and creates a strengthened dispute settlement procedure. NIKE believes that the new agreement, once fully implemented by all countries, will reduce many of the obstacles to international trade and benefit the Company.

In July 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action is a step toward possible restoration of full trade relations including the United States granting non-discriminatory MFN trading status to Vietnam which would result in lower tariffs between the two countries. The Company is currently sourcing some footwear products from factories in Vietnam. MFN trading status for Vietnam could expand production and marketing opportunities for NIKE in Vietnam.

COMPETITION

  The athletic footwear and apparel industry is keenly competitive in the United States and on a worldwide basis. NIKE competes internationally with an increasing number of specialized athletic shoe companies, apparel companies, and large companies having diversified lines of athletic shoes and apparel, including Reebok, Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the athletic shoe and apparel markets constitute significant risk factors in the Company's operations.

  NIKE is the largest supplier of athletic footwear in the world. Perfor-mance and reliability of shoes and apparel, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear and apparel industry. The Company believes that it is competitive in all of these areas.

TRADEMARKS AND PATENTS

  NIKE utilizes trademarks on nearly all of its products and believes that having distinctive marks that are readily identifiable is an important factor in creating a market for its goods, in identifying the Company and in distinguishing its goods from the goods of others. The Company considers its NIKE(R) and Swoosh(R) design trademarks to be among its most valuable assets and has registered these trademarks in over 100 countries. In addition, the Company owns other trademarks which it utilizes in marketing its products. NIKE continues to vigorously protect its trademarks against infringement.

  The Company has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the NIKE Air patents will expire in 1997, enabling competitors to use certain types of NIKE Air technology. The Company also has a number of patents covering components and features used in various athletic and leisure shoes. Management believes that NIKE's success depends upon skills in design, research and development, production and marketing rather than upon its patent position. However, it has followed a policy of filing applications for United States and foreign patents on inventions and designs that it deems valuable.

EMPLOYEES

  The Company had approximately 14,240 employees at May 31, 1995.
Management considers its relationship with its employees to be excellent. None of the Company's employees are represented by a union. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of July 31, 1995 are as follows:

  Philip H. Knight, Chief Executive Officer--Mr. Knight, 57, a director since 1968, is Chief Executive Officer and Chairman of the Board of Directors of NIKE. Mr. Knight is a co-founder of the Company and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

  William J. Bowerman--Mr. Bowerman, 84, a director since 1968, has served as Deputy Chairman of the Board and Senior Vice President of NIKE since 1980. Mr. Bowerman is a co-founder of the Company and served as Vice President from 1968 to 1980. From 1949 to 1972, Mr. Bowerman was head track coach at the University of Oregon, and he served as coach of the United States Olympic track team in 1972.

  Harry C. Carsh, Vice President and General Manager, Sports and Fitness--Mr. Carsh, 56, joined the Company in 1977, and was elected
Vice President in 1984 and appointed General Manager in 1993. Mr. Carsh has held executive positions in accounting, manufacturing and European marketing. He has served as Vice President in charge of the International Division, Vice President of Operations, and is currently Vice President and General Manager, Sports and Fitness. Prior to joining the Company, he served for four years as Vice President of Finance for Lancet Medical Industries. Mr. Carsh is a certified public accountant.

  Thomas E. Clarke, President and Chief Operating Officer--Dr.Clarke, 44, a director since 1994, joined the Company in 1980 . Dr. Clarke has held various positions with the Company, primarily in research, design, development and marketing. He was appointed divisional vice president in charge of marketing in 1987. He was elected Vice President in 1989 and appointed General Manager in 1990. Dr. Clarke holds a Doctorate degree in biomechanics.

  Gary DeStefano, Vice President, Sales--Mr. DeStefano, 38, has been employed by the Company since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990 and was appointed divisional Vice President in charge of domestic sales in 1992.

  Elizabeth G. Dolan, Vice President, Corporate Communications and Marketing--Ms. Dolan, 38, has been employed by the Company since 1988, when she joined the Company as Director of Public Relations. Ms. Dolan was appointed Vice President of Corporate Communications in 1990 and was elected Vice President of Marketing in 1994. Prior to joining the Company, Ms. Dolan was Director of Public Relations at Cartier, Inc. in New York.

  Robert S. Falcone, Vice President and Chief Financial Officer--Mr. Falcone, 48, has been employed by the Company since 1990. Mr. Falcone joined the Company as Director of Acquisitions. From May, 1991 through November, 1991, he also served as interim Director of Human Resources, and he was elected Vice President and Chief Financial Officer in 1992. Prior to joining the Company, Mr. Falcone worked for 21 years as a certified public accountant for Price Waterhouse.

  David Kottkamp, Vice President and General Manager, International Division--Mr. Kottkamp, 53, has been employed by the Company since 1978. He has held positions in the areas of apparel, Canadian operations and European operations. He was appointed divisional Vice President in 1988, and General Manager in 1992.

  Mark G. Parker, Vice President and General Manager, Consumer Product Marketing--Mr. Parker, 39, has been employed by the Company since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, and appointed General Manager in January 1993.

  Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary--Mr. Stewart, 48, joined the Company as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983.
He was elected Vice President and General Counsel in 1991. Prior to joining the Company, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

  David B. Taylor, Vice President--Mr. Taylor, 40, has been employed by the Company since 1977, with primary responsibilities in production. Mr. Taylor was appointed divisional Vice President in charge of production in 1988, and was elected Vice President in 1989.

ITEM 2. PROPERTIES

  Following is a summary of principal properties owned or leased by the Company. The Company's leases expire at various dates throughout the year 2009.

U.S. ADMINISTRATIVE OFFICES:

  Beaverton, Oregon (7 locations)--       SALES OFFICES AND SHOWROOMS:
  one owned and 6 leased
                                          United States (16 locations)--1
  Wilsonville, Oregon--owned               owned and 15 leased
  Greenland, New Hampshire--owned         Florence, Italy--leased

  Memphis, Tennessee (2 locations)-
  -one owned and one leased               DISTRIBUTION FACILITIES:

  Yarmouth, Maine (2 locations)--
  owned                                   Greenland, New Hampshire--owned

                                          Wilsonville, Oregon (2 locations)--1
  INTERNATIONAL ADMINISTRATIVE            owned and 1 leased
  OFFICES:                                Memphis, Tennessee (2 locations)--1
                                          owned and 1 leased
  Europe (The Netherlands)--leased        Yarmouth, Maine (4 locations)--2
  Italy--leased                             owned and 2 leased
  Switzerland--leased                     Swanton, Vermont--leased
  Beaverton, Oregon--leased               St. Albans, Vermont--leased
  Asia (Hong Kong)--leased                Canada (5 locations)--leased
  Latin America (Argentina, Brazil        Latin America (3 locations)--leased
  Chile and Mexico)--leased               Europe (15 locations)--leased
  Canada (2 locations)--leased            Asia (9 locations)--leased
                                           Victoria, Australia--leased

  INTERNATIONAL PRODUCTION OFFICES:
  Asia (7 locations)--leased
  South America (3 locations)--
  leased

  MANUFACTURING FACILITIES:               RETAIL OUTLETS:
  Lewiston, Maine--leased                 United States (61 locations)--
  Livermore Falls, Maine--owned             58 leased and 3 owned
  East Corinth, Maine--leased             Florence, Italy--leased
  Cambridge, Ontario--leased              Toronto, Canada--leased
  St. Jerome, Quebec--leased              Victoria, Australia--leased
  Cambridge, Ontario--leased              Troyes, France--leased
  Granby, Quebec--leased

  Sanford, Maine--owned                   Undeveloped Land:
  Beaverton, Oregon--leased

  Greenville, North Carolina--            Beaverton, Oregon--176 acres--owned
  leased
  Irvine, California--leased
  Earth City, Missouri--leased
  Chesterfield, Missouri--leased

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the 1995 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE.
At July 21, 1995 there were 6,803 holders of record of the Company's
Class B Common Stock and 28 holders of record of the Company's Class A Common Stock. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

  Reference is made to the table entitled "Selected Quarterly Financial Data" in Item 6, which sets forth, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990. Such table also sets forth the amount and frequency of all cash dividends declared on the Company's common stock for the 1994 and 1995 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA


                            SELECTED FINANCIAL DATA

(in thousands, except per share data and financial ratios)
                              1995       1994        1993        1992        1991         1990       1989        1988


Year Ended May 31:
Revenues                     $4,760,834  $3,789,668  $3,930,984  $3,405,211  $3,003,610  $2,235,244  $1,710,803  $1,203,440
Gross margin                  1,895,554   1,488,245   1,543,991   1,316,122   1,153,080     851,072     635,972     400,060
Gross margin %                     39.8%       39.3%       39.3%       38.7%       38.4%       38.1%       37.2%       33.2%
Net income                      399,664     298,794     365,016     329,218     287,046     242,958     167,047     101,695
Net income per common
 share                             5.44        3.96        4.74        4.30        3.77        3.21        2.22        1.35
Average number of common and
 common equivalent shares        73,503      75,456      77,063       76,602      76,067      75,668     75,144      75,278
Cash dividends declared per
 common share                      0.95        0.80        0.75        0.59        0.52        0.38       0.27        0.20
Cash flow from operations       254,913     576,463     265,292      435,838      11,122     127,075    169,441      19,019
Price range of common stock

   High                            80-5/8      74-3/4      90-1/4      77-3/8      54-1/2     41-1/2      19-7/8      13-1/4
   Low                             56-1/4      43-1/8      55          35-1/8      26         19          11-9/16      7

At May 31:
Cash and equivalents         $  216,071  $  518,816    $  291,284  $  260,050  $  119,804   $   90,449  $  85,749   $  75,357
Inventories                     629,742     470,023       592,986     471,202     586,594      309,476    222,924     198,470
Working capital                 938,393   1,208,444    1,165,204      964,291      662,645     561,642    419,599     295,937
Total assets                  3,142,745   2,373,815    2,186,269    1,871,667    1,707,236   1,093,358    824,216     707,901
Long-term debt                   10,565      12,364       15,033       69,476       29,992      25,941     34,051      30,306
Redeemable Preferred Stock          300         300          300          300          300         300        300         300
Common shareholders' equity   1,964,689   1,740,949    1,642,819    1,328,488    1,029,582     781,012    558,597     408,567
Year-end stock price               78-7/8        59          72-1/2        58           39-3/4      39-1/4     19          12-1/8
Market capitalization
 at May 31                    5,635,190   4,318,800    5,499,273    4,379,574    2,993,020   2,942,679  1,417,381     899,741

                       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
 (in thousands, except per share data)
                             1st Quarter            2nd Quarter            3rd Quarter             4th Quarter
                             1995        1994        1995       1994        1995       1994        1995        1994

Revenues                     $1,170,355  $1,107,878  $1,053,746  $ 805,789  $1,124,697   $871,845  $1,412,036 $1,004,156
Gross margin                    469,908     440,071     413,715    309,661     446,293    334,779     565,638    403,734
Gross margin%                      40.2%       39.7%       39.3%      38.4%       39.7%      38.4%       40.1%      40.2%
Net income                      105,987     114,100      84,939     52,295      95,349     63,235     113,389     69,164
Net income per
     common share                  1.43        1.49          1.16       0.69        1.29       0.85      1.56       0.93

Dividends declared
        per common share           0.20        0.20          0.25       0.20        0.25       0.20      0.25       0.20
Price range of
        common stock
           High                  66-5/8     74-3/4       66-3/8     54-3/8     76-1/2    52-7/8  80-5/8    61-7/8
           Low                   56-1/4      49-3/8       58-1/8      43-1/4      63-5/8    43-1/8   70-7/8    50-1/2



All per common share amounts have been adjusted to reflect the 2-for-1 stock split paid October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 1995, there were approximately 67,000 shareholders. Years 1993 and prior have been restated to reflect the implementation of Statement of Financial Accounting Standard No. 109 - Accounting for Income Taxes (see Notes 1 and 6).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

HIGHLIGHTS

Fiscal year 1995 was a record year, with milestones achieved for almost all income statement categories:

- -Revenues exceeded $4 billion for the first time, increasing approximately $1 billion, up 25.6% over last year and 21.1% over the previous high in fiscal year 1993. All four quarters exceeded $1 billion each in revenues for the first time in the Company's history.

- -Gross margins established a new record, increasing .5% over the previous high of 39.3% achieved in both 1994 and 1993.

- -Selling and administrative costs decreased .3% as a percent of revenues from the previous year.

- -Net income rose to a record $399.7 million, an increase of 33.8% over fiscal 1994 and 9.5% over the previous record established in fiscal 1993. Due to the share repurchase program, earnings per share increases were even higher with 37.4% and 14.8% increases over fiscal 1994 and fiscal 1993, respectively.

- -The momentum appears to continue with record futures orders for the next six months of $2.5 billion reported, up 35% over the prior year.

RESULTS OF OPERATIONS

   Significantly higher revenues and improved gross margins, along with a reduced percentage of revenues in selling and administrative costs, were the primary factors in the record results for fiscal 1995 as compared to 1994. Fiscal 1994 experienced the first decline in seven years primarily as a result of decreased revenues and increased selling and administrative expenses as compared with the previous record year in fiscal 1993. During 1995, the Company was able to gain market share in the United States (U.S.) in spite of a rather mature market, where industry sources expected only a 3 to 5% market growth rate. The Company believes this was a result of both superior design and products, expansion of product categories and intensive marketing efforts. The Company's international markets are less mature than in the U.S. and offer more potential for growth. Accordingly, the Company has continued to invest in international infrastructure in order to capitalize on this potential and has seen higher selling and administrative expenses as a result. Through its aggressive worldwide marketing efforts and global infrastructure spending, the Company is positioning itself to continue to expand markets and gain market share on a worldwide basis.

                                     9
<PAGE

   The Company experienced revenue growth in fiscal 1995 across all of the breakout categories (see chart), with the most significant increase in U.S. footwear, which grew $440.5 million, or 24%, as a result of 22% more pairs shipped at a 2% increase in average selling price per pair. Men's basketball business continues to dominate the category with revenues up 12% for the year. Women's fitness grew 26%, women's sport was up 45% and outdoor increased 48% over the prior year. International brand revenues also increased significantly, growing $360 million, or 27% as a result of a $246.1 million (25%) increase in international footwear revenues and a $113.9 million (32%) increase in international apparel revenues. International revenues were increased 7% as a result of the foreign currency translation impact. While European revenues remained relatively constant in spite of decreases in France and Germany, the Asia Pacific and Americas regions were up substantially with 81% and 61% increases, respectively. Asia Pacific growth was primarily a result of Japan and newly owned NIKE Korea, while the Americas region was up primarily as a result of newly owned NIKE Argentina and improved revenues in Canada. U.S. apparel revenues rebounded strongly, up $85.4 million (25%), and other brands - which includes Cole Haan,- Tetra Plastics, Inc., Sports Specialties Corp. and newly acquired Canstar Sports Inc. - grew $85.3 million primarily due to the addition of Canstar.

   The 4% decline in fiscal 1994 revenues was attributable to decreases in sales of U.S. and international footwear and U.S. apparel. The 5% U.S. footwear decrease was a result of a 2% drop in pairs shipped and a 3% decline in average selling price per pair, and was attributed primarily to a 22% reduction in basketball category revenues offset partially by gains in cross-training, outdoor and women's fitness categories. International decreased as a result of reduced footwear revenues offset slightly by increased apparel revenues. The decline was a result of poor economies in Europe. This was partially offset by growth in revenues from Asia Pacific and Latin America, with the largest contributor being the addition of NIKE Japan in the third quarter of fiscal 1994.

The breakdown of revenues follows:

                                         YEAR ENDED       YEAR ENDED         YEAR ENDED
                                         May 31,          May 31,            May 31,
                                         1995      %chg.  1994        %chg.  1993      %chg.
(in thousands)


United States footwear                  $2,309,400  24%   $1,868,900  (5)%  $1,968,500  13%
United States apparel                      423,900  25       338,500  (6)      360,500  (2)
   Total United States                   2,733,300  24     2,207,400  (5)    2,329,000  10


International footwear                   1,244,300  25       998,200  (5)    1,049,100   21
International apparel                      472,700  32       358,800   2)      353,100   32
   Total International                   1,717,000  27     1,357,000  (3)    1,402,200   24
Other brands                               310,600  38       225,300  13       199,800   26
   Total NIKE                           $4,760,900  26%   $3,789,700  (4)%  $3,931,000   15%




   Gross margin increased to 39.8% in fiscal 1995 as compared to 39.3% in both 1994 and 1993. Gross margin improvement can be attributed to strong consumer demand for NIKE brand products (resulting in lower closeout levels and increased revenues to cover fixed operating costs), internally controlled close-out distribution, a solid inventory position and strong inventory management, and the Company's innovative advance futures order program. Fiscal 1995 margin was up across all footwear and apparel categories except for certain other brands. Similarly, 1994 margin was up in the NIKE brand categories, reduced by margins in other brands. International margin increased in 1995 over 1994 and 1993, where improvement was noted in the second half of 1994 as a result of lower closeouts and improved inventory position over the first half of 1994 and all of 1993. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk, and production sourcing in order to maximize gross profit.

   Total selling and administrative expenses as a percentage of revenues decreased to 25.4% as compared to 25.7% in 1994 and 23.5% in 1993. The reduction can be attributed primarily to the increase in revenues. The increase in absolute dollar terms was primarily a result of U.S. marketing, new NIKE-owned international subsidiaries and Canstar and international infrastructure expenses. The increase in 1994 over 1993 was attributed to new NIKE-owned international operations and planned growth in international infrastructure. The Company plans to continue to invest in growth opportunities and worldwide marketing.

   Consolidated interest expense increased approximately $9 million as a result of significant operational and investment cash needs financed with short term borrowings. During the prior year, the Company was in a high net cash position that resulted in lower short-term operating borrowing needs, and the Company also reduced its long-term debt with the repayment of $50 million in long-term notes at the beginning of fiscal 1994.

   Other (income)/expense rose $3.5 million in expense over 1994 primarily as a result of increased goodwill amortization and additional non-recurring specific obligations related to the shutdown of certain facilities in conjunction with the consolidation of European warehouses discussed in the prior year. These were offset partially by increased interest income resulting from higher interest rates and excess cash in the first half of the year.

   The effective tax rate decreased to 38.5% from 39.1% in 1994 and 38.6% in 1993. The decrease was primarily the result of lower taxes provided on non-U.S. earnings. Fiscal 1994's effective rate increased due to the U.S. federal tax increase of 1%, which was applied retroactively, and the Company's subsequent implementation of Financial Accounting Standards
Board (FASB) Statement 109, which required the application of the 1% increase to deferred taxes. This increase was partially offset by the Company's decision to permanently reinvest more foreign earnings overseas, reducing tax expense by the U.S. tax previously recognized. The Company anticipates the effective rate for fiscal 1996 will approximate the rate for 1995.

   Worldwide orders for NIKE brand footwear and apparel scheduled for delivery between June and November, 1995, are approximately $2.5 billion, 35% higher than such orders in the comparable period of the prior year. These orders are not necessarily indicative of total revenues for the subsequent periods because the mix of advance orders and "at once" shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to shift to a greater emphasis on futures orders, this mix may again vary. Finally, exchange rate fluctuations can also cause differences in comparisons.

   The Company operates globally, giving rise to exposures of market risks from changes in foreign currency exchange rates. The Company uses highly liquid foreign currency spot, forward and purchased options with high credit quality financial institutions in order to minimize the effects of fluctuations on the Company's foreign currency transactions. The Company only transacts foreign exchange contracts to hedge underlying economic exposures and does not transact in derivatives for trading or speculative purposes. Where possible, the Company nets its foreign exchange exposures to take advantage of natural offsets that occur in the normal course of business. Firmly committed transactions are hedged with forward exchange contracts. Anticipated, but not yet firmly committed transactions, may be hedged through the use of purchased options. Additional information concerning the Company's hedging activities is presented in Note 14 to the Consolidated Financial Statements.

   The results of operations were favorably affected by weakening of the U.S. dollar in comparision to foreign currencies. Generally, a weaker U.S. dollar will result in higher translation of operating results in these financial statements than would a stronger U.S. dollar.

   The Company's international operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In this regard, the European Union (the "EU") has imposed quotas that restrict the importation into the EU of certain footwear manufactured in The People's Republic of China (the "PRC"). Such quotas are applicable throughout all of the Member States that comprise the EU.
While such quotas have required the Company to limit the quantities of footwear sourced in the PRC, they included an exemption for higher value special technology sports footwear and have not had a material adverse impact on the Company's business.

   In February, 1995, the EU Commission, at the request of the European footwear manufacturers, initiated two anti-dumpting investigations covering certain footwear imported from the PRC, Indonesia and Thailand. The investigations expressly exclude certain athletic footwear (as defined in the Notices of Initiation of Anti-Dumping Proceedings). The Company believes that most of its footwear sourced in the target countries fits within these exclusions and, therefore, that it will not be materially affected by these investigations. However, to some degree, the language of the exclusions is not sufficiently precise to preclude the possibility of varying interpretations by the EU Commission and the national customs authorities of the Member States (e.g. as to the meaning of terms such as "sports footwear" or "footwear designed for a sporting activity"). As of the end of the 1995 fiscal year, the Company is unable to predict the likelihood that the EU Commission will ultimately impose anti-dumping duties on any of the footwear covered by the investigations, or the amount of any such duties. If the EU Commission were to impose such duties on some of the Company's footwear, it is possible that the Company would consider shifting some production to other countries in order to maintain competitive prices. The Company believes that it is prepared to deal effectively with any such duties that may arise and that any adverse impact would be of a short-term nature.

   The Company continues to closely monitor international trade restrictions and to develop contingency plans. The Company believes that its major competitors would be similarly impacted by any such restrictions.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's financial position remains extremely strong at May 31, 1995. Total assets exceeded $3 billion for the first time and shareholder's equity increased $224 million to approximately $2 billion. Cash and equivalents decreased $303 million (58%) primarily as a result of the purchase of Canstar in the amount of $409 million and increased operational cash needs. Working capital decreased $270 million as a result of increased notes and accounts payable and accrued liabilities, lower cash and equivalents (as discussed previously), offset by increased inventories and accounts receivable. The Company's current ratio was 1.8 at May 31, 1995, compared to 3.2 at May 31, 1994, decreasing primarily due to the addition of NIKE-brand subsidiaries with assets substantially equivalent to liabilities and the use of cash to purchase Canstar, converting a current asset (cash) to long-term assets.

   Inventory levels have increased $160 million since May 31, 1994, primarily due to the addition of Canstar and new NIKE-brand subsidiaries. U.S. footwear and apparel and international inventories also increased in anticipation of the high level of futures orders for the next quarter. Accounts receivable increased $350 million (50%) due to the high level of fourth quarter revenues (41% higher than the previous year) as well as the addition of NIKE-brand subsidiaries and Canstar.

   Cash provided by operations was $255 million in 1995 compared to $576 million and $265 million in 1994 and 1993, respectively. The increase in 1994 was a result of decreased inventory levels, offset partially by decreases in net income and non-cash charges.

   Additions to property, plant and equipment for fiscal 1995 were $154 million, with the most significant component related to the consolidation of European footwear warehouses. Total property, plant and equipment increased in excess of this amount due to Canstar and new NIKE-brand subsidiaries. Additions to property, plant and equipment of $95 million and $97 million in fiscal 1994 and 1993, respectively, were related to the expansion of existing U.S. headquarters and U.S. and international warehouse facilities to satisfy increased capacity needs, along with investments in management information systems and new NIKE retail locations. Anticipated capital expenditures for fiscal 1996 approximate $177 million, with the primary components consisting of the continued consolidation of European footwear warehouses and expansion of NIKE TOWN retail locations.
Funding is expected to be provided primarily by operations.

   Current liabilities increased $546 million, with a significant portion of the increase due to the addition of Canstar and new NIKE-brand subsidiaries which added operationally related debt, including notes and accounts payable and accrued liabilities. Additionally, operating cash needs increased due to the high level of revenues and orders, combined with the reduction in excess cash which was used to purchase Canstar.

   Additional investing activities in 1995 included the acquisition of Canstar and certain international distributors, including Korea, and in 1994 included the acquisition of NIKE Japan.

   During fiscal 1994, the Company announced that the Executive Committee of its Board of Directors, acting within limits set by the Board, authorized a plan to repurchase a maximum of $450 million of NIKE Class B Common
Stock over a period of up to three years. Funding has, and is expected to continue to come from operating cash in potential combination with occasional short or medium-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions. As of May 31, 1995, the Company had repurchased 4.9 million shares at a total cost of $282.9 million.

   Dividends per share of common stock for fiscal 1995 rose $.15 over fiscal 1994 to $.95 per share. The Company has declared a dividend in every quarter since February 1984. Based upon current projected earnings and cash flow requirements, the Company anticipates continuing a dividend and reviews the amount at the second-quarter board meeting. The Company's policy continues to target an annual dividend in the range of 15% to 25% of trailing twelve-month earnings.

   The Company's commercial paper program, rated A1 by Standard and Poor's Corporation and P1 by Moody's Investors Service, requires the support of committed and uncommitted lines of credit. There was $118,609,000 outstanding under this program at May 31, 1995 and no amounts outstanding at May 31, 1994. Additionally, no amounts were outstanding at May 31, 1995 and 1994, under a committed $300 million multiple option credit facility. (See Note 4 of the Consolidated Financial Statements for further details concerning the Company's short-term borrowing.) NIKE's debt-to-equity ratio was 0.6:1, 0.4:1 and 0.3:1 at May 31, 1995, 1994 and 1993,
respectively.

   Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1996 expenditures, with the potential exception of the stock repurchase program discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                Financial Reporting

   Management of NIKE, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

   The Company's accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

   An Internal Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of three outside directors of the Company. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of the Company as they deem appropriate. The independent accountants and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

REPORT OF INDEPENDENT ACCOUNTANTS

Portland, Oregon
July 6, 1995
To the Board of Directors and
Shareholders of NIKE, Inc.
In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 29 present fairly, in all material respects the financial position of NIKE, Inc. and its subsidiaries at May 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed.

PRICE WATERHOUSE LLP

Portland, Oregon
July 6, 1995

                                    NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEAR ENDED MAY 31,
                                                         --------------------------------
                                                      1995          1994            1993
                                                  ----------     ----------      ----------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                           $4,760,834      $3,789,668      $3,930,984
Costs and expenses:
   Costs of sales                                   2,865,280       2,301,423       2,386,993
   Selling and administrative                       1,209,760         974,099         922,261
   Interest expense (Notes 3, 4 and 5)                 24,208          15,282          25,739
   Other (income)/expense, net (Notes 1, 9 and 10)     11,722           8,270           1,475
                                                    4,110,970       3,299,074       3,336,468

Income before income taxes                            649,864         490,594         594,516
Income taxes (Note 6)                                 250,200         191,800         229,500
Net income                                         $0,399,664      $0,298,794      $0,365,016
Net income per common share (Note 1)               $     5.44      $     3.96      $     4.74

Average number of common and common
    equivalent shares (Note 1)                         73,503          75,456          77,063
The accompanying notes to consolidated financial statements are an integral part of this statement.


                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     MAY 31,
                                                              ---------------------
                                                                 1995       1994
                                                              ---------- ----------
                                                                 (IN THOUSANDS)
                           ASSETS
                           ------

Current Assets:
     Cash and equivalents                                      $0,216,071    $0,518,816
     Accounts receivable, less allowance for doubtful accounts
         of $32,663 and $28,291                                 1,053,237       703,682
     Inventories (Note 2)                                         629,742       470,023
     Deferred income taxes (Note 6)                                72,657        37,603
     Prepaid expenses                                              74,221        40,307

            Total current assets                                2,045,928     1,770,431

Property, plant and equipment, net (Notes 3 and 5)                554,879       405,845
Identifiable intangible assets and goodwill (Note 1)              495,907       163,036
Other assets                                                       46,031        34,503

       Total assets                                            $3,142,745    $2,373,815

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities:
     Current portion of long-term debt (Note 5)                $0,031,943    $   3,857
     Notes payable (Note 4)                                       397,100      127,378
     Accounts payable (Note 4)                                    297,656      210,576
     Accrued liabilities                                          345,224      181,889
     Income taxes payable                                          35,612       38,287

       Total current liabilities                                1,107,535      561,987

Long-term debt (Notes 5 and 13)                                    10,565       12,364
Non-current deferred income taxes (Note 6)                         17,789       18,228
Other non-current liabilities (Note 1)                             41,867       39,987
Commitments and contingencies (Notes 11 and 14)                        __                __
Redeemable Preferred Stock (Note 7)                                   300          300
Shareholders' equity (Note 8):
       Common Stock at stated value:
Class A convertible - 25,895,and 26,679 shares outstanding            155          159
Class B - 45,550 and 46,521 shares outstanding                      2,698        2,704
       Capital in excess of stated value                          122,436      108,284
       Foreign currency translation adjustment                      1,585      (15,123)
       Retained earnings                                        1,837,815    1,644,925

          Total shareholders' equity                            1,964,689    1,740,949
       Total liabilities and shareholders' equity	              $3,142,745   $2,373,815

The accompanying notes to consolidated financial statements are an integral part of this statement.



  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED MAY 31,
                                                                     -----------------------------
                                                                     1995      1994      1993
                                                                     --------- --------- ---------
                                                                             (IN THOUSANDS)

 Cash provided (used) by operations:
   Net income                                                     $399,664   $298,794   $365,016
   Income charges (credits) not affecting cash:
     Depreciation                                                   71,113     64,531     60,393
     Deferred income taxes and purchased tax benefits              	(24,668)   (23,876)     4,310
     Other non-current liabilities                                  (1,359)    (3,588)    19,847
     Amortization and other                                         19,125      8,067     12,951
   Changes in certain working capital components:
     (Increase) decrease in inventory                              (69,676)   160,823    (97,471)
     (Increase) decrease in accounts receivable                   (301,648)    23,979    (62,538)
     (Increase) decrease in other current assets                   (10,276)     6,888     (5,133)
      Increase (decrease) in accounts payable, accrued
            liabilities and income taxes payable                   	172,638     40,845    (32,083)

   Cash provided by operations                                     254,913    576,463    265,292

Cash provided (used) by investing activities:
   Additions to property, plant and equipment                     (154,125)   (95,266)   (97,041)
   Disposals of property, plant and equipment                        9,011     12,650      5,006
   Acquisition of subsidiaries:
     Identifiable intangible assets and goodwill                  (345,901)    (2,185)   (52,003)
     Net assets acquired                                           (84,119)    (1,367)   (25,858)
   Additions to other non-current assets                            (6,260)    (5,450)    (3,036)

   Cash used by investing activities                              (581,394)   (91,618)  (172,932)

Cash provided (used) by financing activities:
   Additions to long-term debt                                       2,971      6,044      1,536
   Reductions in long-term debt including current portion          (39,804)   (56,986)    (5,817)
   Increase (decrease) in notes payable                            263,874     (2,939)    (2,017)
   Proceeds from exercise of options                                 6,154      4,288      7,055
   Repurchase of stock                                            (142,919)  (140,104)       ---
   Dividends - common and preferred                                (65,418)   (60,282)   (53,017)

Cash provided (used) by financing activities                        24,858   (249,979)   (52,260)
Effect of exchange rate changes on cash                             (1,122)    (7,334)    (8,866)
Net (decrease) increase in cash and equivalents                   (302,745)   227,532     31,234
Cash and equivalents, beginning of year                            518,816    291,284    260,050

Cash and equivalents, end of year                                 $216,071   $518,816   $291,284

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                                                          YEAR ENDED MAY 31,
                                                                     -----------------------------
                                                                      1995         1994        1993
                                                                     --------- --------- ---------
                                                                             (IN THOUSANDS)

Supplemental disclosure of cash flow of information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                         $020,200    $011,300    $020,800
     Income taxes                                                  285,400     189,800     235,200

Supplemental schedule of non-cash investing activities:
   The Company had a like-kind exchange of certain
     equipment during the year as follows:
         Cost of old equipment                                       ---         $ 24,057       ---
         Accumulated depreciation                                    ---          (14,502)      ---
         Cash received                                                             652

         Book value of new asset                                     ---         $ 10,207       ---

   The Company acquired new NIKE subsidiaries
       during the year as follows:
         Assets acquired                                             ---         $124,966        ---
         Less: cash paid                                             ---            (3,552)       ---
         Liabilities assumed                                         ---         $121,414        ---

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                             NIKE, INC.
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 CAPITAL
                                            COMMON STOCK            IN
                                     ---------------------------  EXCESS    FOREIGN
                                        CLASS A       CLASS B       OF     CURRENCY
                                     ------------- -------------  STATED  TRANSLATION  RETAINED
                                     SHARES AMOUNT SHARES AMOUNT  VALUE   ADJUSTMENT   EARNINGS     TOTAL
                                     ------ ------ ------ ------ -------- ----------- ---------- ----------
                                                                 (IN THOUSANDS)

Balance at May 31, 1992             26,919  $161   48,591  $2,716  $93,799  $  686    $1,231,126  $1,328,488
Stock options exercised                               342       2   14,652                            14,654
Conversion to Class B Common Stock    (228)   (2)     228       2                                        ---
Translation of statements of
   international operations                                                 (8,476)                   (8,476)
Net income                                                                              365,016      365,016
Dividends on Redeemable Preferred Stock                                                     (30)         (30)
Dividends on Common Stock                                                               (56,833)    (56,833)

Balance at May 31, 1993            26,691    159   49,161   2,720  108,451  (7,790)   1,539,279   1,642,819
Stock options exercised                               167       1    6,287                            6,288
Conversion to Class B Common Stock    (12)   ---        12                                               ---
Repurchase of Class B Common Stock                 (2,819)    (17)  (6,454)            (133,633)   (140,104)
Translation of statements of
   international operations                                                 (7,333)                  (7,333)
Net income                                                                              298,794     298,794
Dividends on Redeemable Preferred Stock                                                     (30)        (30)
Dividends on Common Stock                                                               (59,485)    (59,485)

Balance at May 31, 1994            26,679    159   46,521   2,704  108,284 (15,123)   1,644,925   1,740,949
Stock options exercised                               241       2    8,954                            8,956
Conversion to Class B Common Stock   (784)    (4)     784       4                                        __
Repurchase of Class B Common Stock                 (2,130)    (13)  (4,801)            (138,106)   (142,920)
Stock issued pursuant to
   contractual obligations                            134       1    9,999                           10,000
Translation of statements of
   international operations                                                16,708                    16,708
Net income                                                                              399,664     399,664
Dividends on Redeemable Preferred Stock                                                     (30)        (30)
Dividends on Common Stock                                                               (68,638)    (68,638)

Balance at May 31,1995             25,895   $155   45,550  $2,698 $122,436 $1,585    $1,837,815  $1,964,689

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. To facilitate the timely preparation of the consolidated financial statements, the accounts of certain international operations have been consolidated for fiscal years ending in April.

Recognition of revenues:

Revenues recognized include sales plus fees earned on sales by licensees.

Avertising:

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears.

Cash and equivalents:

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities three months or less.

Inventory valuation:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all U. S. inventories. International inventories are valued on a first-in, first-out (FIFO) basis.

Property, plant and equipment and depreciation:

Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements and principally on a declining balance basis for machinery and equipment, based upon estimated useful lives ranging from three to thirty-two years.

Identifiable intangible assets and goodwill:

At May 31, 1995 and 1994 the Company had patents, trademarks and other identifiable intangible assets with a value of $200,369,000 and $11,738,000, respectively. At May 31, 1995 and 1994 the Company's excess of purchase cost over the fair value to net assets of businesses acquired (goodwill) was $338,560,000 and $182,212,000, respectively. Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Amortization expense was $13,176,000, $8,409,000 and $5,863,000 for the years ended May 31, 1995,
1994, and 1993, respectively. Amortization is included in other income/expense. Accumulated amortization was $43,022,000 and $30,914,000 at May 31, 1995 and 1994, respectively. Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

Other non-current liabilities:

Other non-current liabilities include amounts with settlement dates beyond one year, and are primarily composed of long-term deferred endorsement payments of $26,893,000 and $33,586,000 at May 31, 1995 and 1994, respectively. Deferred payments to endorsers relate to amounts due beyond contract termination, which are discounted at various interest rates and accrued over the contract period.

Endorsement contracts:

Accounting for endorsement contracts is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts.

Foreign currency translation:

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in shareholders' equity.

Derivatives:

The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions are hedged with forward exchange contracts. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Gains and losses related to hedges of firmly committed transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs.
 Premiums paid on purchased options are included in other assets and are recognized in income in the same period as the hedged transaction. See
Note 14 for further discussion.

Income taxes:

Income taxes are provided currently on financial statement earnings of international subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed international earnings to invest indefinitely in its international operations.

In June 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The adoption of FAS109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See
Note 6 for further discussion.

Net income per common share:

Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the periods reported.

Reclassifications:

Certain prior year amounts have been reclassified to conform to the 1995 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2 - INVENTORIES


Inventories by major classification are as follows:

(in thousands)
May 31                                                    1995             1994
Finished goods                                          $618,521        $465,065
Work-in-progress                                           9,064           2,915
Raw materials                                              2,157           2,043

                                                        $629,742        $470,023

The excess of replacement cost over LIFO cost approximated $19,512,000 at May 31, 1995, and $19,367,000 at May 31, 1994. During 1994, certain inventory quantities were reduced resulting in liquidations, which were not material, of LIFO inventory quantities carried at different costs prevailing in prior years as compared with the cost of those years purchases.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:


(in thousands)
May 31                                                   1994              1995
Land                                                     $068,102          $059,761
Buildings                                                 224,586           154,731
Machinery and equipment                                   470,422           317,782
Leasehold improvements                                     63,716            54,383
Construction in process                                    64,387            52,428

                                                          891,213           639,085
Less accumulated depreciation                             336,334           233,240

                                                         $554,879          $405,845

Capitalized interest expense relating to construction of the Company's world headquarters and other projects was $261,000, $270,000 and $767,000 for the fiscal years ended May 31, 1995, 1994 and 1993, respectively.

NOTE 4 - SHORT-TERM BORROWINGS AND CREDIT LINES

Notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

(in thousands)

May 31                                     1995                             1994

                                 Borrowings    Interest Rate       Borrowings   Interest Rate
Banks:
U.S. Operations                  $118,609           6%            $  6,462       4-7/8%
International Operations          278,491           5%             120,916       4-3/4 %
                                 $397,100                         $127,378

NIAC                             $129,480           6%            $118,274       4-2/3%


At May 31, 1995 and 1994, NIKE had no outstanding borrowings under its $300 million unsecured multiple option facility with sixteen banks, which matures on November 30, 1997. This agreement contains optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on this agreement is determined by the borrowing option and under the committed revolving loan facility is either the Prime Rate or London Interbank Offered Rate (LIBOR) plus .30%. The agreement provides for annual fees of .125% of the total commitment. Under the agreement, the Company must maintain, among other things, certain minimum specified financial ratios and balances. Domestic subsidiaries had $0 and $6,462,000 outstanding at May 31, 1995, and May 31, 1994, respectively, under unsecured, uncommitted short-term credit agreements.

Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service.
At May 31, 1995 there was $118,609,000 outstanding and at May 31, 1994 there were no amounts outstanding under these arrangements.

The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing international operations. Certain of these loans can be secured by accounts receivable and inventory.

The Company purchases through NIAC substantially all of the athletic footwear and apparel it acquires from non-U.S. suppliers. Accounts payable to NIAC are generally due up to 115 days after shipment of goods from the foreign port. Interest on such accounts payable accrues at the ninety day
LIBOR rate as of the beginning of the month of the invoice date, plus .30%.

NOTE 5 - LONG-TERM DEBT

Long-term debt includes the following:
(in thousands)

May 31                                          1995         1994

10.4% senior secured note                     $22,244    $    __
9.43% capital warehouse lease, payable in
quarterly installments through 2007             9,078      9,098
Other                                          11,186      7,123

     Total                                     42,508     16,221
Less current maturities                        31,943      3,857

                                              $10,565    $12,364


The senior secured note was acquired in connection with the acquisition of Canstar and was liquidated subsequent to year-end.Amounts of long-term maturities in each of the five fiscal years 1996 through 2000 respectively, are $31,943,000, $1,606,000, $1,402,000, $1,130,000 and $956,000.


NOTE 6 - INCOME TAXES:

Income before income taxes and the provision for income taxes are as follows:

(in thousands)

Year Ended May 31                                     1995         1994         1993

Income before income taxes:
     United States                                  $467,548      $318,367     $372,996
     Foreign                                         182,316       172,227      221,520

                                                    $649,864      $490,594     $594,516

Provision for income taxes:
Current:
     United Sates
        Federal                                     $172,127      $121,892     $126,071
        State                                         34,764        23,832       26,425
        Foreign                                       75,964        64,034       74,866

                                                    $282,855       209,758      227,362
Deferred:
     United States
        Federal                                      (25,689)      (12,931)      1,741
        State                                         (2,430)       (1,868)      1,229
        Foreign                                       (4,536)       (3,159)       (832)

                                                     (32,655)      (17,958)      2,138
                                                    $250,200      $191,800    $229,500

During fiscal 1994 the Company permanently reinvested approximately $56,000,000 of its undistributed international earnings in certain international subsidiaries. This resulted in a reduction of $12,800,000 in the 1994 provision for deferred income taxes.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, raising corporate rates 1%. This resulted in an increase of approximately $7,200,000 in tax expense, computed as the impact of the 1% applied retroactively to earnings from January 1, 1993, and also to deferred taxes in accordance with FAS 109.

The Company adopted FAS 109 during the first quarter of fiscal 1994. The Company has elected to report the cumulative effect of the FAS 109 adoption as of May 31, 1987. The cumulative effect of $3,207,000 has been recorded as a reduction in common shareholder's equity for each of the years subsequent to 1987. There was no impact on the results of operations previously reported for the years 1987 through 1993. The adoption of FAS 109 had no effect on income taxes, the provision for income taxes, and the effective tax rates for the years ended May 31, 1993.

As of May 31, 1995, the Company has utilized all foreign tax credits.


Deferred tax liabilities (assets) are comprised of the following:


(in thousands)
May 31                                                     1995             1994

Undistributed earnings of foreign subsidiaries           $018,164         $016,405
Acquired tax benefits                                       4,229             5,554
LIFO inventory                                              2,087             2,504
Acquisition basis adjustment                                1,281             1,361
Depreciation                                                3,401             2,896
Reserves and accrued liabilities                            3,158               332
Inventory reserves                                            567             1,744
Other                                                         490             1,213

     Gross deferred tax liabilities                        33,377            32,009
Allowance for doubtful accounts                            (7,952)           (6,795)
Inventory reserves                                        (15,645)          (13,071)
Deferred compensation                                     (10,221)           (6,724)
Reserves and accrued liabilities                          (36,335)          (10,592)
Tax basis inventory adjustment                             (8,852)           (7,100)
Depreciation                                               (1,796)           (1,408)
Other                                                      (7,444)           (5,694)

     Gross deferred tax assets                            (88,245)          (51,384)
                                                         $(54,868)         $(19,375)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

<CAPTIONN>
Year ended May 31,                             1995         1994             1993
U.S. Federal statutory                         35.0%         35.0%           35.0%
State income taxes, net of federal benefit      3.2           3.2               3.3
Tax benefit from permanent reinvestment
   of foreign earnings                           --          (2.6)             --
Impact of rate increase                          --           1.5            --
Other, net                                      .3            2.0             1.3

   Effective income tax rate                  38.5%          39.1%           38.6%


During 1982, the Company purchased future tax benefits for $15,277,000. Tax benefits of $4,229,000 in excess of the purchase price have been recognized as of May 31, 1995 and are classified in non-current deferred income taxes.

NOTE 7 - REDEEMABLE PREFERRED STOCK

Nissho Iwai American Corporation (NIAC) is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $300,000.
A cumulative dividend of $.10 per share is payable annually on May 31 and no dividends may be declared or paid on the Common Stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 1995. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NOTE 8 - COMMON STOCK

The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 60,000,000 and 150,000,000, respectively. Each share of Class A common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 3,360,000 shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 4,000,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses, and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock appreciation rights, and the purchase price of restricted stock, may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 1995, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

The following summarizes the stock option transactions under the 1980 Plan and 1990 Plan for the three fiscal years ended May 31, 1995:


                                                       Shares            Option Price
                                                      (in thousands)    Per Share($)
                                                                         <C.
Options outstanding May 31, 1993:                      2,124             4.75 to 82.13
       Exercised                                        (161)            4.75 to 56.25
       Surrendered                                      (101)           20.41 to 82.13
       Granted                                           492            50.13 to 56.88

Options outstanding May 31, 1994:                      2,354             4.75 to 56.88
       Exercised                                        (222)            4.75 to 60.50
       Surrendered                                       (24)          37.625 to 59.75
       Granted                                           580           58.875 to 74.875

 Options outstanding May 31, 1995:                     2,688            11.53 to 74.875

Options exercisable at May 31:
       1994                                              917             4.75 to 38.25
       1995                                            1,018            11.53 to 60.50

In addition to the option plans discussed previously, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 1995, 1,018,000 options with exercise prices ranging from $.417 per share to $76.25 per share had been granted.
The aggregate compensation expenses related to these agreements is $5,670,000 and is being amortized over vesting periods from October 1980 through October 1998. The outstanding agreements expire from February 1998 through September 2005.The following summarizes transactions outside the option plans for the three years ended May 31, 1995:


                                                       Shares             Option Price
                                                       (in thousands)     Per Share($)
Options outstanding May 31, 1993:                        265                4.75 to 76.25
       Exercised                                          (6)               4.75 to 12.50
       Surrendered                                       (20)              71.75 to 76.25
       Granted                                            30               48.13 to 51.00

Options outstanding May 31, 1994:                        269                4.75 to 51.00
       Exercised                                         (18)               4.75 to 38.25
       Surrendered                                        --                      --
       Granted                                            --                      --

Options outstanding May 31, 1995:                        251                4.75 to 56.25

Options exercisable at May 31:
       1994                                              193                4.75 to 56.25
       1995                                              207                4.75 to 56.25


NOTE 9 - BENEFIT PLANS:

The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $11,200,000, $8,500,000 and $10,300,000 to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 1995, 1994 and 1993, respectively.The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions vesting that portion over 5 years. Company contributions to the savings plan were $3,363,000, $3,503,000 and $3,150,000 for the years ended May 31, 1995, 1994 and 1993, respectively.

NOTE 10 - OTHER INCOME/NET:

Included in other income for the years ended May 31, 1995, 1994 and 1993, is interest income of $26,094,000, $19,064,000 and $15,377,000, respectively. During the two fiscal years ending May 31, 1995 and 1994 the Company recognized $11,412,000 and $7,060,000, respectively in non-recurring specific obligations associated with the shutdown of certain facilities in conjunction with the consolidation of European warehouses.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

The Company leases space for its offices, warehouses and retail stores under leases expiring from one to fifteen years after May 31, 1995. Rent expense aggregated $43,506,000, $37,677,000 and $33,195,000 for the years ended May 31, 1995, 1994 and 1993, respectively. Amounts of minimum future annual rental commitments under non-cancellable operating leases in each of the five fiscal years 1996 through 2000 are $41,062,000, $42,572,000, $38,544,000, $34,955,000, $24,689,000,
respectively, and $237,699,000 in later years.

Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

NOTE 12 - ACQUISITION OF CANSTAR SPORTS INC.:

During the third quarter of fiscal 1995, NIKE acquired all the outstanding shares of Canstar Sports Inc., the world's largest hockey equipment manufacturer. The acquisition was accounted for using the purchase method of accounting. The cash purchase price, including acqusition costs, was approximately $409 million.

Canstar's assets and liabilities have been recorded in the Company's consolidated balance sheet at their fair values at the acquisition date. Identifiable intangible assets and goodwill relating to the purchase approximated $336 million with estimated useful lives ranging from 10 to 40 years. The amortization period is based on NIKE's belief that the combined company has substantial potential for achieving long-term appreciation of the fully integrated global company. Canstar will permit the continued expansion of the current lines of business, as well as the development of new businesses, which can be used to strategically exploit the companies' brand names and products on an accelerated basis. NIKE believes that the combined company will benefit from the acquisition for an indeterminable period of time of at least 40 years and that therefore a 40-year amortization period is appropriate. The proforma effect of the acquisition on the combined results of operations was not significant.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet because of their short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at May 31, 1995, is approximately $9,891,000, compared to a carrying value $10,565,000. See Note 14 for discussion of derivatives.

NOTE 14 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES:

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.
It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

The Company enters into forward exchange contracts to hedge certain firm purchases and sales commitments and purchases currency options to hedge certain anticipated but not yet firmly committed transactions denominated in foreign currencies. Premiums paid on purchased options are included in other assets and liabilities and recognized in earnings when the future obligation being hedged is recognized. Deferred gains and losses on forward exchange contracts are recognized in earnings when the future purchases and sales being hedged are recognized. The estimated fair values of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices. The fair value of option contracts is estimated using option pricing models widely used in the financial markets. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged trans-actions and the overall reduction in the Company's exposure to adverse fluctuations in foreign exchange rates. The notional amounts of derivatives summarized below do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates or other financial indices.

The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 1995 and 1994 (in millions).

                         May  31, 1995                        May 31, 1994
                         Notional                             Notional
                         Principal     Carrying    Fair       Principal   Carrying    Fair
                         Amounts       Values      Values     Amounts      Values     Values
Forward Contracts:       $706.2       ($12.2)     ($13.8)     $376.7     $ -          ($13.2)
Purchased Options          62.5          1.4         1.3          -        -           -
     Total               $768.7       ($13.8      ($12.5)     $376.7       -          ($13.2)

Net unrealized losses deferred at May 31, 1995 and 1994 were approximately $11.4 and $13.2 million, respectively. At May 31, 1995 and May 31, 1994, the Company had no contracts outstanding with maturities beyond one year.

The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, the Company is exposed to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. Additionally, the Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 15 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREA:

The Company operates predominantly in one industry segment, that being the design, production, marketing and selling of sports and fitness footwear, apparel and accessories. During 1995, 1994 and 1993, sales to one major customer amounted to approximately 14% of total sales in those years. The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following tables.


(in thousands)

Year ended May 31,                                      1995           1994           1993
Revenues from unrelated entities:
       United States                                   $2,997,864      $2,432,684    $2,528,848
       Europe                                             980,444         927,269     1,085,683
       Asia/Pacific                                       515,652         283,421       178,196
       Latin America/Canada and other                     266,874         146,294       138,257

                                                       $4,760,834      $3,789,668    $3,930,984

Inter-geographic revenues:
       United States                                   $6,396           $   3,590    $    3,583
       Europe                                             --                  --            --
       Asia/Pacific                                       --                  --            --
       Latin America/Canada and other                  25,764               8,092         9,350

                                                      $32,160           $  11,682    $   12,933

Total revenues:
       United States                                $3,004,260         $2,436,274    $2,532,431
       Europe                                          980,444            927,269     1,085,683
       Asia/Pacific                                    515,652            283,421       178,196
       Latin America/Canada and other                  292,638            154,386       147,607
       Less inter-geographic revenues                  (32,160)           (11,682)      (12,933)

                                                    $4,760,834         $3,789,668    $3,930,984

Operating income:
       United States                                $  501,685         $  344,632    $  401,096
       Europe                                          113,800            124,242       177,716
       Asia/Pacific                                     64,168             46,753        36,624
       Latin America/Canada and other                   37,721             19,141        28,612
       Less corporate, interest and other income
             (expense) and eliminations                (67,510)           (44,174)      (49,532)

                                                    $  649,864         $  490,594    $  594,516

Assets:
       United States                                $1,425,932         $1,171,948    $1,347,507
       Europe                                          831,468            487,085       429,660
       Asia/Pacific                                    306,390            197,067        67,868
       Latin America/Canada and other                  383,263             79,549        60,212

       Total identifiable assets                     2,947,053          1,935,649     1,905,247
       Corporate cash and eliminations                 195,692            438,162       282,216

                         Total assets               $3,142,745         $2,373,815    $2,187,463


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company has filed with the Securities and Exchange Commission its definitive proxy statement dated August 7, 1995 for the annual meeting of shareholders to be held on September 18, 1995. The information required by this Item with respect to the Company's directors is incorporated herein by reference from pages 3 through 6 and 10 of such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

  The information required by Items 11-13 of Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated August 7, 1995 for its 1995 annual meeting of shareholders.

                                                                        PROXY
                                                                      STATEMENT
                                                                      PAGE NO.
                                                                      ---------
ITEM 11. EXECUTIVE COMPENSATION.....................................    8, 12-21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
         MENT.......................................................     8-11
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    20-21

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                     FORM 10-K
                                                                     PAGE NO.
                                                                     ---------
   1. FINANCIAL STATEMENTS:
   Report of Independent Accountants................................     14
   Consolidated Statement of Income for each of the three years
    ended May 31, 1995..............................................     15
   Consolidated Balance Sheet at May 31, 1995 and 1994..............     16
   Consolidated Statement of Cash Flows for each of
    the three years ended May 31, 1995..............................     17
   Consolidated Statement of Shareholders' Equity for each of the
    three years ended May 31, 1995..................................     18
   Notes to Consolidated Financial Statements.......................     19
   2. FINANCIAL STATEMENT SCHEDULES:
   VIII--Valuation and Qualifying Accounts..........................     F-1
   IX--Short-Term Borrowings........................................     F-2
   X--Supplementary Income Statement Information....................     F-3

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  3. EXHIBITS:

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

   10.2 Amendment to Credit Agreement dated as of January 1, 1994 extending the termination date of the revolving credit in
        Exhibit 10.1 facility to November 30, 1995 (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995).

   10.3 Form of non-employee director Stock Option Agreement (incorporated by refernce from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).*

   10.4 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

   10.5 NIKE, Inc. Restated Employee Incentive Compensation Plan
        (incorporated by reference from Registration Statement No. 33-29262 on Form S-8 filed by the Company on June 16, 1989).*

   10.6 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 17, 1990).*

   10.7 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994.*

   21 Subsidiaries of the Registrant.

   23 Consent of Price Waterhouse, independent certified public accountants
      (set forth on page F-4 of this Annual Report on Form 10-K).

*Management contract or compensatory plan or arrangement.

  Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, the Company will furnish share-holders with a copy of any Exhibit upon payment of $.10 per page, which represents the Company's reasonable expenses in furnishing such Exhibits.

(B) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995:

    March 16, 1995   Item 5. Other Events         Press Release regarding
                                                  third quarter earnings
                                                    release.

    April 24, 1994   Item 2. Acquisition or       Reporting consummation of
                       Disposition of Assets      purchase of outstanding
                                                  shares of Canstar Sports Inc.

                     Item 7. Financial State-     Pro Forma Condensed
                       ments, Pro Forma           Combined Balance Sheet
                       Financial Information
                       and Exhibits

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                 BALANCE  CHARGED                       BALANCE
                                   AT     TO COSTS CHARGED   WRITE-OFFS AT END
                                BEGINNING   AND    TO OTHER    NET OF     OF
          DESCRIPTION           OF PERIOD EXPENSES ACCOUNTS  RECOVERIES PERIOD
          -----------           --------- -------- --------  ---------- -------
For the year ended May 31,
 1993:
  Allowance for doubtful ac-
   counts......................  $20,046  $12,370  $    212   $13,181   $19,447
  Other assets.................        0      --        --        --          0
                                 -------  -------  --------   -------   -------
                                 $20,046  $12,370  $    212   $13,181   $19,447
                                 =======  =======  ========   =======   =======

For the year ended May 31,
 1994
  Allowance for doubtful
   accounts...................   $19,447  $16,321  $    (23)  $ 7,454   $28,291
 ..Other assets................         0                                      0
 ..............................   -------  -------  ---------  -------   -------
 ..............................   $19,447  $16,321  $    (23)  $ 7,454   $28,291
                                 =======  =======  =========  =======   =======

For the year ended May 31,
 1995
  Allowance for doubtful
   accounts...................   $28,291  $12,544  $ 3,122  $11,294   $32,663
  Other assets................         0                                    0
 ..............................   -------  -------  -------  -------   -------
 .................................$28,291  $12,544  $ 3,122  $11,294   $32,633
                                 =======  =======  =======  =======   =======

- --------

                                  SCHEDULE IX

                            SHORT-TERM BORROWINGS(1)
                                 (IN THOUSANDS)

CAPTION>

                                                                      WEIGHTED
                                                                       AVERAGE
                                                MAXIMUM     AVERAGE   INTEREST
                            BALANCE  WEIGHTED   AMOUNT      AMOUNT      RATE
                             AT END  AVERAGE  OUTSTANDING OUTSTANDING  DURING
                               OF    INTEREST DURING THE  DURING THE     THE
                             PERIOD    RATE    PERIOD(2)   PERIOD(3)  PERIOD(3)
                            -------- -------- ----------- ----------- ---------

For the year ended May 31,
 1993:
  Notes payable to banks:
    For domestic opera-
     tions................  $  4,597   4 1/2%    $ 82,808    $ 10,853         3 1/3%
    For foreign opera-
     tions................   103,568   8 1/3      150,312     120,253         8 1/3
                             -------              -------     -------
                            $108,165             $233,120    $131,106
                             =======              =======     =======
  Accounts payable to
   NIAC...................  $ 57,542   3 1/2%    $ 67,233    $ 59,893         3 4/5%
                             =======              =======     =======

For the year ended May 31,
 1994:
  Notes Payable to banks:
    For domestic opera-
     tions                  $  6,462   4 7/8%    $115,505    $ 32,944         3 1/3%
    For foreign opera-
     tions                   120,916   4 3/4      127,299      76,831         4 3/4
                             -------              -------     -------
                            $127,378             $242,804    $109,775
                             =======              =======     =======
  Accounts payable to
   NIAC                     $118,274   4 2/3%    $118,274    $ 71,856         3 7/8%
                             =======              =======     =======

For the year ended May 31,
 1995:
  Notes payable to banks:
    For domestic opera-
     tions                  $118,609  6%         $217,212    $ 49,277         6 1/2%
    For foreign opera-
     tions                   278,491  5           278,491     157,941         5 1/8
                             -------              -------     -------
                            $397,100              495,703     207,218
                             =======              =======     =======
  Accounts payable to
   NIAC                     $129,480  6%         $142,483    $118,032         6%
                             =======              =======     =======


- --------
Notes:
(1) For information pertaining to the general terms of short-term borrowings, see Note 4 to the Consolidated Financial Statements.
(2) Represents the maximum amount of short-term borrowing outstanding at a month-end during the respective period.
(3) The average amount outstanding during the period is calculated by dividing the total of principal outstanding at each month-end by 12. The weighted average interest rate during the period is calculated by dividing the interest expense for the year by the average amount outstanding.
(4) NIAC refers to Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a Japanese trading company.

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                         YEAR ENDED MAY 31
                                                     --------------------------
                                                      1993    1994    1995
                                                     -------- -------- --------
Charged to costs and expenses:
  Advertising and promotions........................ $383,513 $373,126 $495,006

  The other required categories of expenses have not been shown because they do not exceed one percent of revenues.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the documents listed below, of our report dated July 6, 1995, which appears on Page 14 of this Annual Report on Form 10-K:

    1. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 2-81419);

    2. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 33-29262);

    3. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-43205).

    4. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-48977); and

    5. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-41842).

Price Waterhouse LLP
Portland, Oregon
August 29, 1995

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NIKE, Inc.

Date: August 29, 1995
                                                 /s/ Philip H. Knight
                                          By _______________________________

                                                     Philip H. Knight,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                          Principal Executive Officer and
                                          Director:

Date: August 29, 1995                            /s/ Philip H. Knight
                                          By _______________________________

                                                     Philip H. Knight
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  Principal Financial and
                                                    Accounting Officer:

Date: August 29, 1995                            /s/ Robert S. Falcone
                                          By _______________________________

                                                     Robert S. Falcone
                                            Vice President and Chief Financial
                                                          Officer

DIRECTORS:

Date: August 29, 1995
                                          By /s/ William J. Bowerman
                                                    William J. Bowerman
                                                         Director

Date: August 29, 1995
                                          By /s/ Jill K. Conway
                                                      Jill K. Conway
                                                         Director

Date: August 29, 1995
                                          By /s/ Ralph D. DeNunzio
                                                     Ralph D. DeNunzio
                                                         Director

Date: August 29, 1995
                                          By /s/ Richard K. Donahue
                                                    Richard K. Donahue
                                                         Director

Date: August 29, 1995
                                          By /s/ Delbert J. Hayes
                                                     Delbert J. Hayes
                                                         Director

Date: August 29, 1995
                                          By /s/ Douglas G. Houser
                                                     Douglas G. Houser
                                                         Director

Date: August 29, 1995
                                          By /s/ John E. Jaqua
                                                       John E. Jaqua
                                                         Director

Date: August 29, 1995
                                          By Ralph A. Pfeiffer, Jr.
                                                  Ralph A. Pfeiffer, Jr.
                                                         Director

Date: August 29, 1995
                                          By /s/ Charles W. Robinson
                                                    Charles W. Robinson
                                                         Director

Date: August 29, 1995
                                          By /s/ John R. Thompson, Jr.
                                                   John R. Thompson, Jr.
                                                         Director