Form 10-K/A
NIKE INC
filed 1995-09-28
CIK 320187

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A

                       Amendment to Form 10-K
        Filed pursuant to the Securities Exchange Act of 1934

                               NIKE, Inc.
          (Exact name of registrant as specified in charter)

                            AMENDMENT NO. 1

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1995 as set forth below:

     PART I, ITEM 2. BUSINESS, second paragraph is amended to read as follows:

     The Company's principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, and accessory products. The Company sells its products to approximately 16,000 retail accounts in the United States and through a mmix of independent distributors, licensees and subsidiaries in approximately 110 countries around the world. Virtually all of the Company's products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the Untied States and abroad.

     PART IV, ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K., 3. EXHIBITS, 10.2 is amended to read as follows:

 10.2 Amendment to Credit Agreement dated as of January 1, 1994 extending the termination date of the revolving credit facility in Exhibit 10.1 to November 30, 1995 incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended May 31,
        1994).

     PART IV, ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K., 3. EXHIBITS, add the following:

 27.   Financial Data Schedule


     Pursuant to the requirements of the Securiities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               NIKE, Inc.
                              (Registrant)




Date:  September 25, 1995      By  /s/ Robert S. Falcone
                               Vice President and
                               Chief Financial Officer