Form 10-Q
period 1995-08-31
NIKE INC
filed 1995-10-16
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 1995 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 1995 were:
                                   _________________

                    Class A          25,880,522

                    Class B          45,603,473
                                   _________________

                                     71,483,995
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Aug. 31,      May 31,
                                                         1995         1995
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  178,556   $  216,071
     Accounts receivable                              1,192,172    1,053,237
     Inventories (Note 3)                               676,417      629,742
     Deferred income taxes                               68,682       72,657
     Prepaid expenses                                    87,300       74,221
                                                     __________    _________

     Total current assets                             2,203,127    2,045,928

Property, plant and equipment                           934,801      891,213
     Less accumulated depreciation                      352,091      336,334
                                                     __________   __________
                                                        582,710      554,879

Identifiable intangible assets and goodwill             490,872      495,907
Other assets                                             46,707       46,031
                                                     __________   __________

                                                     $3,323,416   $3,142,745
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    3,237   $   31,943
     Notes payable                                      325,937      397,100
     Accounts payable                                   367,797      297,656
     Accrued liabilities                                338,902      345,224
     Income taxes payable                               109,397       35,612
                                                     __________   __________

          Total current liabilities                   1,145,270    1,107,535
Long-term debt                                           14,082       10,565
Non-current deferred income taxes                        17,921       17,789
Other long-term liabilities                              42,952       41,867
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-25,881 and
            25,895 shares outstanding                       155          155
          Class B-45,603 and 45,550 shares
               outstanding                                2,698        2,698
     Capital in excess of stated value                  129,621      122,436
     Foreign currency translation
       adjustment                                         4,006        1,585
     Retained earnings                                1,966,411    1,837,815
                                                     ___________  __________

                                                      2,102,891    1,964,689
                                                     ___________  __________

                                                     $3,323,416   $3,142,745
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended
                                           August 31,
                                      __________________

                                         1995     1994
                                         ____     ____

                            (in thousands, except per share data)
Revenues                             $1,614,649  $1,170,355
                                      _________   _________

Costs and expenses:
     Cost of sales                      967,522     700,447
     Selling and administrative         359,525     292,294
     Interest                            11,377       4,757
     Other expense (income)               8,344        (830)
                                       ________     ________

                                      1,346,768     996,668
                                       ________     ________

Income before income taxes              267,881     173,687

Income taxes                            103,100      67,700
                                       ________    ________

Net income                           $  164,781  $  105,987
                                      =========   =========

Net income per common share(Note 2)  $     2.26  $     1.43
                                      =========   =========
Dividends declared per common share  $      .25  $      .20
                                      =========   =========

Average number of common and
 common equivalent shares (Note 2)       72,926      74,222
                                      =========   =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                          _________________

                                                          1995         1994
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $164,781   $105,987
          Income charges (credits) not
            affecting cash:
            Depreciation                                   20,039     14,757
            Deferred income taxes and
              purchased tax benefits                        3,157      7,253
            Other non-current liabilities                   1,085      1,490
            Other                                           6,472      1,650
          Changes in other working capital
            components                                    (63,305)   (13,727)
                                                         ________    _______

          Cash provided by operations                     132,229    117,410
                                                         ________    _______
Cash provided (used) by investing activities:
          Acquisition of business:
            Net assets acquired                             --       (10,264)
            Goodwill and other intangibles acquired         --       (10,347)
          Additions to property, plant and
            equipment                                     (49,975)   (18,077)
          Disposals of property, plant and
            equipment                                       1,085      4,222
          Decrease (increase) in other assets               1,494     (1,518)
                                                          _______     _______

          Cash used by investing activities               (47,396)   (35,984)
                                                          _______     _______

Cash (used) provided by financing activities:
          Additions to long-term debt                         644        213
          Reductions in long-term debt
            including current portion                     (26,185)    (3,554)
          (Increase) decrease in notes payable            (71,163)    29,933
          Proceeds from exercise of options                 7,637      1,405
          Repurchase of stock                             (18,756)        --
          Dividends - common and preferred                (17,893)   (14,641)
                                                          _______    _______
          Cash (used) provided by financing
            activities                                   (125,716)    13,356
                                                          _______    _______

Effect of exchange rate changes on cash                     3,368        450
                                                          _______    _______

Net (decrease) increase in cash and equivalents           (37,515)    95,232
Cash and equivalents, May 31, 1995 and 1994               216,071    518,816
                                                          _______    _______

Cash and equivalents, August 31, 1995
  and 1994                                               $178,556   $614,048
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 1995 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          1995         1995
                                        ________     ________

                                           (in thousands)
                    Finished goods      $663,530     $618,521
                    Work-in-process        1,763        2,157
                    Raw materials         11,124        9,064
                                        ________     ________

                                        $676,417     $629,742
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________


     The first quarter ended August 31, 1995 established new record highs for revenues and net income. Revenues increased 38% to $1.615 billion, compared to $1.170 billion in the prior year's first quarter. Net income was $165 million, or $2.26 per share, compared to $106 million, or $1.43 per share for the same period in the prior year. The 55% increase in net income was due to the record revenues as well as a decrease in selling and administrative expenses as a percent of revenues, from 25% in the prior year to 22.3% in the current year.

     Revenues increased $444 million over the record $1.2 billion reported in the same period of the prior year. U.S. footwear increased $136 million, or 21%, resulting from an increase of 19% in pairs shipped and a 2% increase in average selling price due to sales mix. Revenues increased in all U.S. footwear categories. U.S. apparel was up $88 million over last year's first quarter, an increase of 93%. International revenues increased $131 million, or 36%, composed of 33% and 48% increases in international (n0n-U.S.) footwear and apparel revenues, respectively. The international growth included a 6% increase resulting from new NIKE subsidiaries and a positive 8% affect from foreign exchange translation. All other brands, which includes Cole Haan (R), Tetra Plastics, Sports Specialties and Canstar Sports, increased during the quarter, however the primary increase was due to $75 million in revenues from Canstar Sports, which was acquired in the third quarter of the prior fiscal year. The breakdown of revenues follows:


                                        Three months ended Aug. 31

                                       1995        1994      % Change
                                        (in thousands)

U.S. Footwear                          $791,568    $655,142     21%
U.S. Apparel                            182,483      94,735     93%
                                        _______     _______     __

Total United States                     974,051     749,877     30%

International Footwear                  366,678     276,462     33%
International Apparel                   126,034      85,134     48%
                                        _______     _______     __

Total International                     492,712     361,596     36%

Other Brands                            147,886      58,882    151%
                                        _______     _______    ___

Total Revenues                       $1,614,649  $1,170,355     38%
                                     ==========  ==========    ===

     Consolidated gross margins were relatively flat at 40.1% compared to 40.2% in the prior year. Strong demand for NIKE products combined with sound inventory management resulted in stable NIKE brand margins. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk, and production sourcing in order to maximize gross profit.

     Selling and administrative expenses increased $67 million in absolute dollars over the previous year's first quarter, however, as a percent of sales decreased 2.7 percentage points to 22.3%. The largest increase in absolute dollars was $29 million from international, with $12 million a result of exchange rates, $5 million from new subsidiaries, and the remainder due to increased levels of operations. U.S. NIKE brand operations were up $22 million, primarily in planned marketing expenses. Canstar Sports added $12 million of expenses.
The Company anticipates that total fiscal 1996 selling and administrative expense as a percent of revenues will approximate the prior year.

     Interest expense for the quarter increased $6.6 million over the prior year due to increased short term borrowings for both U.S. and international operations. Other income decreased
$9.2 million, primarily as a result of increased goodwill expense, increased profit share plan expense and decreased interest income. Goodwill expense and interest income were most significantly affected by the acquisition of Canstar Sports.

     The Company's effective tax rate for the quarter was 38.5% compared to 39.0% in the prior year. This is primarily due to lower taxes provided on non-U.S. earnings. The Company anticipates the tax rate for fiscal 1996 will approximate 38.5%.

     Worldwide orders for NIKE Brand athletic footwear and apparel scheduled for delivery from September 1995 through January 1996 were approximately $2.3 billion, 32% higher than such orders booked in the comparable period of the prior year. These orders are not necessarily indicative of total revenues for subsequent periods because the mix of advance orders and "at once" shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to shift to a greater emphasis on futures orders, this mix again may vary. Finally, exchange rates can cause differences in the comparisons.

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital rising $119 million since May 31, 1995. The working capital ratio remained the same as of May 31, 1995 at 1.9:1.

     Cash and equivalents decreased $38 million from May 31, 1995.
Cash provided by operations was reduced by increases in working capital components. Other significant uses of cash included additions to property, plant and equipment, decreases in short term borrowings and long term debt.

     The increase in working capital components was primarily due to increases in accounts receivable and inventories, offset by increases in accounts payable and taxes payable. The increase in accounts receivable of $139 million was due to sales growth in both July and August over last May's comparable two month period. Overall inventories increased $47 million in conjunction with levels of operations, primarily due to U.S. apparel and international footwear and apparel inventories which have increased $18 million and $58 million, respectively. U.S. footwear inventories decreased $29 million due to record shipments and timing of inventory receipts. Increases in accounts payable and taxes payable are a result of the increased level of operations.

     The additions to property, plant and equipment were composed of normal operational spending, the continued consolidation of European footwear warehouses, expansion of NIKE Town retail locations and acquisition of land adjacent to the world headquarters.

     The Company also utilized cash to reduce short term debt outstanding at May 31, 1995 and to retire long term debt acquired in the purchase of Canstar Sports.

     During the quarter, the Company purchased 200,000 shares of its own stock under the stock repurchase program announced in July 1993, bringing the total number of shares purchased in the program to approximately 5,149,000.

     In September of 1995, the Company's Board of Directors announced a two-for-one stock split following shareholder approval an increase in the number of authorized Class A and Class B Common shares. The stock split will be in the form of a 100 percent stock dividend to be paid on October 30, 1995 to shareholders of record on October 9, 1995.

     The debt to equity ratio at August 31, 1995 was .6:1 compared to .6:1 at May 31, 1995 and .4:1 at August 31, 1994. Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1996 expenditures, with the potential exception of the stock repurchase program discussed above. At August 31, 1995, the Company had $300 million available in committed unused lines of credit.


                           Part II - Other Information


Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 18, 1995. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, and passed by a majority vote Proposal 2 approving the increase in authorized common stock, Proposal 3 approving the Executive Performance Sharing Plan and Proposal 4 ratifying the appointment of independent accountants. The voting results are as follows:


Election of Directors

                                               Votes Cast
Director                           For                             Withheld

Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio               25,133,498       (99.972%)            7,000
Richard K. Donahue              25,133,498       (99.972%)            7,000
Douglas G. Houser               25,133,498       (99.972%)            7,000
John E. Jaqua                   25,133,498       (99.972%)            7,000
Philip H. Knight                25,133,498       (99.972%)            7,000
Kenichi Ohmae                   25,133,498       (99.972%)            7,000
Ralph A. Pfeiffer, Jr.          25,133,498       (99.972%)            7,000
Charles W. Robinson             25,133,498       (99.972%)            7,000
A. Michael Spence               25,133,498       (99.972%)            7,000
John R. Thompson, Jr            25,133,498       (99.972%)            7,000 .

Elected by holders of
Class B Common Stock:

William J. Bowerman             38,245,687       (98.748%)           484,860
Thomas E. Clarke                38,266,447       (98.802%)           464,020
Jill K. Conway                  38,306,354       (98.905%)           424,113
Delbert J. Hayes                38,260,338       (98.786%)           470,129


                                  For                    Against       Abstain
Proposal 2 -
Approval of the
increase in authorized
shares:

Class A Common Stock          25,133,498 (99.972%)        7,000           0
Class B Common Stock          28,402,266 (73.333%)   10,201,984     127,117

Proposal 3 -
Approval of Executive
Performance Sharing Plan:

Class A Common Stock         25,133,498 (99.972%)        7,000            0
Class B Common Stock         37,513,611 (96.058%)    1,021,352      195,504

Proposal 4 -
Ratification of Appointment
of Accountants:

Class A Common Stock         25,133,498 (99.972%)       7,000             0
Class B Common Stock         38,603,851 (99.673%)      18,287       108,329


Item 6.   Exhibits and Reports on Form 8-K:

     (a)  EXHIBITS:

    3.1 Restated Articles of Incorporation, as amended.

    3.2 Third Restated Bylaws, as amended.

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto.

   10.2 Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).*

   10.3 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

   10.4 NIKE, Inc. Restated Employee Incentive Compensation Plan
        (incorporated by reference from Registration Statement No. 33-29262 on Form S-8 filed by the Company on June 16, 1989).*

   10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 17, 1990).*

   10.6 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994).*

   10.7 NIKE, Inc. Executive performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*

     27 Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

     (b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1996:

Form 8-K

July 11, 1995           ITEM 5.  OTHER EVENTS.           Press release
                                                         announcing 4th quarter
                                                         earnings

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


DATED:  October 13, 1995