Form 10-Q
period 1995-11-30
NIKE INC
filed 1996-01-16
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1995 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1995 were:
                                   _________________

                    Class A          51,339,669

                    Class B          91,900,596
                                   _________________

                                    143,240,265
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Nov. 30,      May 31,
                                                         1995         1995
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  204,826   $  216,071
     Accounts receivable                              1,184,844    1,053,237
     Inventories (Note 3)                               710,848      629,742
     Deferred income taxes                               78,760       72,657
     Prepaid expenses                                    97,436       74,221
                                                     __________    _________

     Total current assets                             2,276,714    2,045,928
                                                     __________    _________

Property, plant and equipment                           964,364      891,213
     Less accumulated depreciation                      363,875      336,334
                                                     __________   __________
                                                        600,489      554,879

Identifiable intangible assets and goodwill             485,725      495,907
Other assets                                             48,485       46,031
                                                     __________   __________

                                                     $3,411,413   $3,142,745
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    2,762   $   31,943
     Notes payable                                      443,047      397,100
     Accounts payable                                   277,217      297,656
     Accrued liabilities                                394,805      345,224
     Income taxes payable                                30,043       35,612
                                                     __________   __________

          Total current liabilities                   1,147,874    1,107,535
Long-term debt                                           13,728       10,565
Non-current deferred income taxes                        17,454       17,789
Other long-term liabilities                              34,415       41,867
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-51,340 and
            51,790 shares outstanding                       153          155
          Class B-91,900 and 91,100 shares
               outstanding                                2,701        2,698
     Capital in excess of stated value                  141,394      122,436
     Foreign currency translation
       adjustment                                        (9,705)       1,585
     Retained earnings                                2,063,099    1,837,815
                                                     ___________  __________

                                                      2,197,642    1,964,689
                                                     ___________  __________

                                                     $3,411,413   $3,142,745
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended          Six Months Ended
                                          November 30,               November 30,
                                       __________________         __________________

                                      1995        1994             1995        1994
                                      ____        ____             ____        ____

                                           (in thousands, except per share data)
Revenues                             $1,443,027  $1,053,746      $3,057,676   $2,224,101
                                      _________   _________        _________   _________
Costs and expenses:
     Cost of sales                      875,446     640,031       1,842,968    1,340,478
     Selling and administrative         358,583     268,873         718,108      561,167
     Interest                             7,984       3,941          19,361        8,698
     Other expense (income)               8,798       1,662          17,142          832
                                       ________     ________      _________    _________

                                      1,250,811     914,507       2,597,579    1,911,175
                                       ________     ________      _________    _________

Income before income taxes              192,216     139,239         460,097      312,926

Income taxes                             74,000      54,300         177,100      122,000
                                       ________    ________       _________    _________

Net income                           $  118,216  $   84,939      $  282,997   $  190,926
                                      =========   =========      ==========   ==========

Net income per common share(Note 2)  $     0.80  $     0.58      $     1.93   $     1.29
                                      =========   =========      ==========   ==========
Dividends declared per common share  $     0.15  $     0.13      $     0.28   $     0.23
                                      =========   =========      ==========   ==========

Average number of common and
 common equivalent shares (Note 2)      146,994     146,738         146,420      147,596
                                      =========   =========      ==========   ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                            November 30,
                                                          _________________

                                                          1995         1994
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $282,997   $190,926
          Income charges (credits) not
            affecting cash:
            Depreciation                                   40,977     31,079
            Deferred income taxes and
              purchased tax benefits                       (7,388)      (698)
            Other non-current liabilities                  (7,452)     3,410
            Other                                          18,147      5,111
          Changes in other working capital
            components                                   (215,964)   (44,477)
                                                         ________    _______

          Cash provided by operations                     111,317    185,351
                                                         ________    _______
Cash provided (used) by investing activities:
          Acquisition of business:
            Net assets acquired                             --       (10,264)
            Goodwill and other intangibles acquired         --       (10,347)
          Additions to property, plant and
            equipment                                     (94,730)   (59,961)
          Disposals of property, plant and
            equipment                                       3,053      5,811
          Increase in other assets                         (2,786)    (4,952)
                                                          _______     _______

          Cash used by investing activities               (94,463)   (79,713)
                                                          _______     _______

Cash (used) provided by financing activities:
          Additions to long-term debt                       1,012      1,019
          Reductions in long-term debt
            including current portion                     (27,118)    (4,549)
          Increase  in notes payable                       45,947        484
          Proceeds from exercise of options                12,710      1,810
          Repurchase of stock                             (18,756)   (59,995)
          Dividends paid - common and preferred           (35,800)   (29,295)
                                                          _______    _______
          Cash used by financing
            activities                                    (22,005)   (90,526)
                                                          _______    _______

Effect of exchange rate changes on cash                    (6,094)    12,177
                                                          _______    _______

Net (decrease) increase in cash and equivalents           (11,245)    27,289
Cash and equivalents, May 31, 1995 and 1994               216,071    518,816
                                                          _______    _______

Cash and equivalents, November 30, 1995
  and 1994                                               $204,826   $546,105
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three and six months ended November 30, 1995 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

     On October 30, 1995, the Company effected a two-for-one split of the outstanding Class A and Class B Common Stock in the form of a 100% stock dividend. The applicable outstanding shares and net income per common share figures for previous periods have been restated to reflect this change.


NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1995         1995
                                        ________     ________

                                           (in thousands)
                    Finished goods      $686,725     $618,521
                    Work-in-process       21,701        9,064
                    Raw materials          2,422        2,157
                                        ________     ________

                                        $710,848     $629,742
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income increased 39.2% and 48.2% for the second quarter ended and six months ended November 30, 1995, respectively, over the prior year's comparable periods. Net income for the quarter and six months ended November 30, 1995 totaled $118.2 million, or $0.80 per share, and $283.0 million, or $1.93, respectively, compared with $84.9, or $0.58 per share, and $190.9, or $1.29 per share, for the same periods last year. For the quarter ended November 30, 1995, as compared to the prior year revenues increased 37% to a record $1.443 billion, gross margin percentage remained flat at 39.3%, and selling and administrative expenses was reduced 0.7 percentage points as a
percentage of revenues, to 24.8%.   This was the Company's seventh
consecutive quarter of record revenues and fifth consecutive quarter of record net income, comopared to the same period of the prior year.

     Revenues for the quarter increased $389.3 million over the $1.054 billion reported in the same period of the prior year, reflecting increases in nearly all categories of both footwear and apparel in the U.S. and internationally. U.S. revenues increased $180.9 million, or 33%, lead by apparel which increased $97.9 million, or 100%, to $195.8 million compared with the second quarter last year. U.S. footwear increased $83 million, or 18%, to $538.5 million, resulting from a 12% increase in pairs shipped and a 6% increase in average selling price. Revenues from international (non-U.S.) operations increased $133.3 million, or 30%, to $573.3 million, composed of 29% a nd 34% increases in international footwear and apparel revenues, respectively. Comparisons of units and average selling price is not as meaningful to apparel due to the significant variation of apparel product mix. Other brands, which includes Cole Haan (R), Tetra Plastics, Sports Specialties and Canstar Sports, increased $75.0 million. $67.0 million of this increase relates to Canstar Sports, which was acquired in the third quarter of the prior fiscal year. The breakdown of revenues follows:


                                    Three Months Ended              Six Months Ended
                                       November 30,                      November 30,
                              1995        1994      % Change     1995        1994     % Change
                              ____        ____         ___       ____        ____        ___

                                                       (in thousands)
U.S. Footwear               $  538,497  $  455,459    18%       $1,330,065  $1,110,601   20%
U.S. Apparel                   195,795      97,884   100           378,278     192,619   96
                            __________  __________              __________   _________

Total United States            734,292     553,343    33         1,708,343   1,303,220   31
                            __________  __________              __________   _________

International Footwear         394,712     306,828    29           761,390     583,290   31
International Apparel          178,615     133,184    34           304,649     218,318   40
                            __________  __________              __________   _________

Total International            573,327     440,012    30         1,066,039     801,608   33
                            __________  __________              __________   _________

Other Brands                   135,408      60,391   124           283,294     119,273  138
                            __________  __________               _________   _________

Total Revenues              $1,443,027  $1,053,746    37%       $3,057,676  $2,224,101   37%
                            ==========  ==========   ===         =========   =========  ===

     Consolidated gross margin percentage remained flat at 39.3% and 39.7% for the quarter and six months ended November 30, 1995, respectively, compared with the same periods last year. Strong demand for NIKE products worldwide combined with sound inventory management resulted in continued stable margins. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk and production sourcing in order to maximize gross profit. Gross profit percentages for the remaining six months of fiscal year 1996 are expected to be affected by strong demand for NIKE products offset by continued increased levels of air freight to meet the delivery dates on increasing customer orders.

     Selling and administrative expenses increased $89.7 million and $156.9 million for the quarter and six months ended November 30, 1995, respectively, compared with same periods last year. For the quarter, U.S. NIKE brand operations accounted for the majority of the increase, up $57 million, primarily in planned marketing and advertising expenses. International expenses increased $20 million for the quarter over last year, with $4 million due to the effect of exchange rate fluctuations. Canstar Sports added $11 million of expenses. The Company expects to continue to invest in growth opportunities and to increase marketing expenses in order to ensure the successful sell-through of the unprecedented volume of customer orders discussed below. As a result, the Company expects that selling and administrative expenses as a percentage of revenues for the remaining six months of the this fiscal year will increase to levels consistent with the prior year.

     Interest expense increased $4.0 million and $10.7 million for the quarter and six months ended November 30, 1995, respectively, compared with the same periods last year. The increase is due to increased short term borrowings in the U.S. and international operations needed to fund current operations. In the prior year, cash and equivalents were higher through November 30, as available cash was subsequently used to fund the third quarter acquisition of Canstar Sports. Other expense increased $7.1 million and $16.3 million for the quarter and six months ended November 30, 1995, respectively, compared with the same periods last year. The increase is primarily due to increased goodwill amortization resulting from the acquisition of Canstar Sports, and decreased interest income from lower available cash.

     The Company's effective tax rate for both the quarter and six months ended November 30, 1995 was 38.5%, compared to 39.0% in both of the prior year's comparable periods. The Company anticipates that the tax rate will remain at 38.5% for fiscal year 1996.

     Worldwide orders for NIKE Brand athletic footwear and apparel scheduled for delivery from December 1995 through April 1996 are approximately $2.7 billion, 34% higher than such orders booked in the comparable period of the prior year. These orders are not necessarily indicative of total revenues over that period because the mix of advance orders and "at once" shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to account for a greater percentage of total revenues and place greater emphasis on futures orders, this mix again may vary. Finally, exchange rates can cause differences in the comparisons.

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital rising $190 million since May 31, 1995. In addition, the working capital ratio increased from 1.8:1 at May 31, 1995 to 2.0:1 at November 30, 1995.

     Cash and equivalents decreased $11.2 million from May 31, 1995. Cash provided by operations was reduced by changes in other working capital components discussed below. Other significant uses of cash included additions to property, plant and equipment, reductions in long-term debt and dividends paid. The most significant source of cash was from an increase in notes payable.

     The decrease in cash due to other working capital components was due primarily to increases in accounts receivable and inventories, offset by increases in accrued liabilities. The increase in accounts receivable of $131.6 million was due to sales growth in both October and November over last fiscal year's final two months. Overall inventories increased $81.1 million in conjunction with levels of operations. U.S. footwear, U.S. apparel and international footwear and apparel inventories have increased $20.8 million, $18.5 million and $30.1 million, respectively. Increases in accrued liabilities are a result of the increased levels of the Company's operations, most significantly, international operations.

     The additions to property, plant and equipment were composed of normal operational spending, the continued consolidation of European footwear warehouses, expansion of NIKE Town retail locations and acquisition of land adjacent to the world headquarters.

     The Company also utilized cash to retire long-term debt acquired in the purchase of Canstar Sports.

     Notes payable increased in order to fund the high level of operations.

     During the quarter, the Company announced a 20% increase in the quarterly cash dividend to $0.15 per share from the previous $0.125 per share.

     For the six months ended November 30, 1995, the Company has purchased 200,000 shares of its own stock under the stock repurchase program announced in July 1993, bringing the total number of shares purchased in the program to approximately 5,149,000. There were no purchases during the second quarter.

     The debt to equity ratio at November 30, 1995 was .6:1 compared to .6:1 at May 31, 1995 and .4:1 at November 30, 1994. Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1996 expenditures. At November 30, 1995, the Company had $500 million available in committed unused lines of credit.


                           Part II - Other Information


Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.


Item 6.   Exhibits and Reports on Form 8-K:

     (a)  EXHIBITS:

    3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the first quarter ended August 31, 1995).

    3.2 Third Restated Bylaws, as amended (incorporated by referencec from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the first quarter ended August 31, 1995).

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto (in-corporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarte rended August 31, 1995).

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

     (b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1996:

Form 8-K

September 18, 1995    ITEM 5.  OTHER EVENTS.     Press release announcing
                                                 first quarter earnings.

November 17, 1995     ITEM 5.  OTHER EVENTS.     Press release announcing
                                                 $.15 per share dividend.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:
                                   ________________________

                                   Robert S. Falcone
                                   Vice President,
                                   Chief Financial Officer


DATED:  January 12, 1996