Form 10-Q
period 1996-02-29
NIKE INC
filed 1996-04-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended February 29, 1996 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 29, 1996 were:
                                   _________________

                    Class A          51,230,708

                    Class B          92,162,231
                                   _________________

                                    143,392,939
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Feb. 29,      May 31,
                                                         1996         1995
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  259,497   $  216,071
     Accounts receivable                              1,169,068    1,053,237
     Inventories (Note 3)                               880,593      629,742
     Deferred income taxes                               79,687       72,657
     Prepaid expenses                                   108,826       74,221
                                                     __________    _________

     Total current assets                             2,497,671    2,045,928
                                                     __________    _________

Property, plant and equipment                           995,509      891,213
     Less accumulated depreciation                      378,986      336,334
                                                     __________   __________
                                                        616,523      554,879

Identifiable intangible assets and goodwill             480,765      495,907
Other assets                                             47,545       46,031
                                                     __________   __________

                                                     $3,642,504   $3,142,745
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    2,641   $   31,943
     Notes payable                                      529,823      397,100
     Accounts payable                                   359,253      297,656
     Accrued liabilities                                377,683      345,224
     Income taxes payable                                32,113       35,612
                                                     __________   __________

          Total current liabilities                   1,301,513    1,107,535
Long-term debt                                           13,647       10,565
Non-current deferred income taxes                         6,599       17,789
Other long-term liabilities                              34,326       41,867
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-51,231 and
            52,990 shares outstanding                       153          155
          Class B-92,162 and 91,402 shares
               outstanding                                2,701        2,698
     Capital in excess of stated value                  144,450      122,436
     Foreign currency translation
       adjustment                                       (16,507)       1,585
     Retained earnings                                2,155,322    1,837,815
                                                     ___________  __________

                                                      2,286,119    1,964,689
                                                     ___________  __________

                                                     $3,642,504   $3,142,745
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended            Nine Months Ended
                                      February 29 & 28,             February 29 & 28,
                                       __________________         __________________

                                      1996        1995             1996        1995
                                      ____        ____             ____        ____

                                           (in thousands, except per share data)
Revenues                             $1,491,611  $1,124,697      $4,549,287   $3,348,798
                                      _________   _________        _________   _________
Costs and expenses:
     Costs of sales                     902,376     678,404       2,745,344    2,018,882
     Selling and administrative         382,717     278,311       1,100,825      839,478
     Interest expense                    11,638       6,257          30,999       14,955
     Other (income)/expense, net          9,831       5,376          26,973        6,208
                                       ________     ________      _________    _________

                                      1,306,562     968,348       3,904,141    2,879,523
                                       ________     ________      _________    _________

Income before income taxes              185,049     156,349         645,146      469,275

Income taxes                             71,300      61,000         248,400      183,000
                                       ________    ________       _________    _________

Net income                           $  113,749  $   95,349      $  396,746   $  286,275
                                      =========   =========      ==========   ==========

Net income per common share(Note 2)  $     0.78  $     0.65      $     2.71   $     1.94
                                      =========   =========      ==========   ==========
Dividends declared per common share  $     0.15  $     0.13      $     0.43   $     0.35
                                      =========   =========      ==========   ==========

Average number of common and
 common equivalent shares (Note 2)      147,106     146,964         146,492      147,388
                                      =========   =========      ==========   ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                          February 29 & 28,
                                                          _________________

                                                          1996         1995
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $396,746   $286,275
          Income charges (credits) not
            affecting cash:
            Depreciation                                   64,374     48,029
            Deferred income taxes and
              purchased tax benefits                      (18,231)     4,288
            Other non-current liabilities                  (7,541)    (2,316)
            Other                                          23,661      7,760
          Changes in other working capital
            components                                   (314,218)  (205,171)
                                                         ________    _______

          Cash provided by operations                     144,791    138,865
                                                         ________    _______
Cash provided (used) by investing activities:
          Acquisition of business:
            Net assets acquired                             --       (83,346)
            Goodwill and other intangibles acquired         --      (344,474)
          Additions to property, plant and
            equipment                                    (145,353)   (96,008)
          Disposals of property, plant and
            equipment                                       5,033      6,671
          Increase in other assets                         (3,858)    (4,462)
                                                          _______     _______

          Cash used by investing activities              (144,178)  (521,619)
                                                          _______    ________

Cash (used) provided by financing activities:
          Additions to long-term debt                       1,793      1,631
          Reductions in long-term debt
            including current portion                     (27,742)    (5,247)
          Increase  in notes payable                      132,723    221,614
          Proceeds from exercise of options                15,766      3,403
          Repurchase of stock                             (18,756)   (71,214)
          Dividends paid - common and preferred           (57,295)   (47,367)
                                                          _______    _______
          Cash provided by financing
            activities                                     46,489    102,820
                                                          _______    _______

Effect of exchange rate changes on cash                    (3,676)     3,865
                                                          _______    _______

Net increase (decrease) in cash and equivalents            43,426   (276,069)
Cash and equivalents, May 31, 1995 and 1994               216,071    518,816
                                                          _______    _______

Cash and equivalents,February 29 & 28, 1996
  and 1995                                               $259,497   $242,747
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three and nine months ended February 29, 1996 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

     During the second quarter, the Company effected a two-for-one split of the outstanding Class A and Class B Common Stock in the form of a 100% stock dividend. The applicable outstanding shares and net income per common share figures for previous periods have been restated to reflect this change.


NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 29,      May 31,
                                          1996         1995
                                        ________     ________

                                           (in thousands)
                    Finished goods      $854,759     $618,521
                    Work-in-process       21,559        9,064
                    Raw materials          4,275        2,157
                                        ________     ________

                                        $880,593     $629,742
                                        ========     ========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.



NOTE 5 - Change in year-end of certain subsidiaries:

     Currently certain of the Company's international operations report their results of operations on a one month lag which allows more time to compile results. The Company has taken steps to improve its internal reporting procedures that will allow for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag will be eliminated and as a result, the May 1996 results of operations of these entities will be recorded to retained earnings for fiscal 1996. The following tables include adjusted quarterly data for the previous fiscal year as well as the first three quarters of this fiscal year as if the change were already in effect.




                                               Fiscal Year 1996
                           ____________________________________________________________________________

                                              Three Months Ended
                           ____________________________________________________________________________

                                   8/31/95                    11/30/95                   2/29/96
                           ______________________     ______________________     ______________________

                           As Reported   Adjusted     As Reported   Adjusted     As Reported   Adjusted
Revenues                   $1,614,649    $1,700,020   $1,443,027    $1,356,758   $1,491,611   $1,582,039

Costs & expenses:
  Costs of sales              967,522     1,013,379      875,446       828,129      902,376      953,316
  Selling & administrative    359,525       369,043      358,583       353,715      382,717      387,534
  Interest expense             11,377        11,251        7,984         8,527       11,638       12,086
  Other (income)/
    expense, net                8,344        10,249        8,798         7,375        9,831       11,429
                            _________     _________    _________     _________    _________    _________

                            1,346,768     1,403,922    1,250,811     1,197,746    1,306,562    1,364,365
                            _________     _________    _________     _________    _________    _________

Income before taxes           267,881       296,098      192,216       159,012      185,049      217,674

Income taxes                  103,100       114,000       74,000        61,200       71,300       83,800
                            _________     _________    _________     _________    _________

Net income                   $164,781      $182,098     $118,216       $97,812     $113,749     $133,874
                            ==========    ==========   =========     =========    =========    =========
Net income per
  common share                  $1.13         $1.25        $0.80         $0.67        $0.78        $0.91
                            ==========    ==========   =========     =========    =========    =========
Dividends declared
  per common share              $0.125        $0.125       $0.15         $0.15        $0.15        $0.15
                            ==========    ==========   =========     =========    =========    =========
Average number of common
  and common equivalent
  shares                     145,852        145,852      146,994       146,994      147,106      147,106








                                                                     Fiscal Year 1995
                           ________________________________________________________________________________________________

                                                                    Three Months Ended
                           ________________________________________________________________________________________________

                                   8/31/94                   11/30/94                 2/28/95                 5/31/95
                           _____________________    _____________________    _____________________    _____________________

                           As Reported  Adjusted    As Reported  Adjusted    As Reported  Adjusted    As Reported  Adjusted
Revenues                   $1,170,355   $1,253,532  $1,053,746   $  976,016  $1,124,697  $1,207,934   $1,412,036   $1,351,132

Costs & expenses:
  Costs of sales              700,447      746,914     640,031      599,385     678,404     720,548      846,398      816,768
  Selling & administrative    292,294      301,383     268,873      255,960     278,311     283,508      370,282      373,482
  Interest expense              4,757        5,206       3,941        4,360       6,257       6,006        9,253        9,565
  Other (income)/
    expense, net                 (830)       1,162       1,662        2,980       5,376       1,726        5,514        6,133
                            _________    _________   _________    _________   _________    ________      _______      _______

                              996,668    1,054,665     914,507      862,685     968,348   1,011,788     1,231,447   1,205,948
                            _________    _________   _________    _________   _________   _________     _________   _________

Income before taxes           173,687      198,867     139,239      113,331     156,349     196,146       180,589     145,184

Income taxes                   67,700       77,500      54,300       44,000      61,000      76,400        67,200      54,000
                            _________    _________   _________    _________    ________    ________    __________   _________

Net income                   $105,987     $121,367    $ 84,939      $69,331    $ 95,349    $119,746      $113,389     $91,184
                            ==========   ==========  =========    =========    =========   =========   ==========   =========
Net income per
  common share                  $0.71        $0.82       $0.58        $0.47       $0.65       $0.81         $0.78       $0.63
                            ==========   ==========  =========    =========    =========   =========  ===========   ==========
Dividends declared
  per common share               0.100        0.100       0.125        0.125       0.125       0.125         0.125       0.125
                            ==========   ==========  ==========   ==========  ==========  ==========  ============  ==========
Average number of common
  and common equivalent
  shares                      148,444      148,444     146,738      146,738     146,964     146,964       145,878      145,878








Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income increased 19.3% for the fiscal third quarter ended February 29, 1996 over the same period last year. Continued strong revenue growth was the primary factor in record results for the quarter, increasing 32.6% over last year. This represents the Company's sixth straight quarter of double digit increases in total revenues and net income. For the nine months ended February 29, 1996, net income increased 38.6%, again on strong revenue growth of 35.8% and a reduction of selling and administrative costs as percentage of revenues from 25.1% to 24.2%, which was offset by an increase in interest and other expenses. The Company believes the continued strong revenues and earnings growth is a result of the strength of the NIKE Brand, with a focused effort on new and innovative product in all areas of the business. In addition, the Company continues to focus on developing the NIKE Brand outside the U.S., where sales for the trailing 12 month period surpassed the $2 billion level for the first time.

     The Company experienced double digit revenue growth during the quarter and nine months ended February 29, 1996 across all the breakout categories (see chart), with the most significant increase in U.S. apparel, which grew $100.5 million, or 85.1%, and $286.1 million, or 92.1%, respectively. For the quarter, U.S. apparel exceeded $200 million for the first time ever. U.S. footwear increased $65.0 million, or $10.8%, and $284.5 million, or 16.6%, for the three and nine months ended February 29, 1996, respectively.
For the quarter, the increase in U.S. footwear was a result of a 12% increase in pairs sold and 1% reduction in average selling prices.
Men's basketball, men's and kids' cross training and women's fitness dominated the U.S. footwear category. International revenues increased $153.2 million, or 44.3%, and $417.6 million, or 36.4%, for the three and nine months ended February 29, 1996, respectively. Excluding the positive effects of a weaker U.S. dollar, third quarter international revenues grew 42%. For the quarter on a constant dollar basis, all regions experienced strong double digit growth, with the most significant increases in Europe and Asia Pacific regions up 45% and 46%, respectively. For the nine months ended February 29, 1996, Europe is up 29% and Asia Pacific is up 37% compared to the prior year. Other Brands, which includes Cole Haan (R), Tetra Plastics, Sports Specialties and Canstar Sports, increased $48.3 million or 84.1%, and $212.3 million, or 120.1%, for the three and nine months ended February 29, 1996, respectively. $38.7 million and $181.7 million of the increase in Other Brands for the three and nine months ended February 29, 1996, respectively, relates to Canstar Sports, which the Company acquired at the end of the third quarter of the prior year.

The breakdown of revenues follows:


                                    Three Months Ended                Nine Months Ended
                                    February 29 & 28,                  February 29 & 28,
                              1996        1995      % Change     1996        1995     % Change
                              ____        ____         ___       ____        ____        ___

                                                       (in thousands)
U.S. Footwear               $  668,545  $  603,529    11%       $1,998,610  $1,714,130   17%
U.S. Apparel                   218,512     118,049    85           596,790     310,668   92
                            __________  __________              __________   _________

Total United States            887,057     721,578    23         2,595,400   2,024,798   28
                            __________  __________              __________   _________

International Footwear         371,047     262,974    41         1,132,437     846,264   34
International Apparel          127,836      82,732    55           432,485     301,050   44
                            __________  __________              __________   _________

Total International            498,883     345,706    44         1,564,922   1,147,314   36
                            __________  __________              __________   _________

Other Brands                   105,671      57,413    84           388,965     176,686  120
                            __________  __________               _________   _________

Total Revenues              $1,491,611  $1,124,697    33%       $4,549,287  $3,348,798   36%
                            ==========  ==========   ===         =========   =========  ===

     Consolidated gross margin percentage was 39.5% for the quarter compared to 39.7% for last year's third quarter. For the nine months ended February 29,1996, margins remained flat with last year at 39.7%. Strong demand for NIKE products worldwide and sound inventory management are holding margins stable on a year-to-date basis. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk and production sourcing in order to maximize gross profit. The Company expects gross profit percentages for the remaining three months of fiscal year 1996 to be affected by strong demand for NIKE products offset by continued higher levels of air freight expense to meet the delivery dates on increasing customer orders.*

     Selling and administrative expenses increased $104.4 million in absolute dollars for the quarter ended February 29, 1996, and as a percentage of revenues increased one percentage point to 25.7% compared to the same period last year. On a year to date basis, selling and administrative expenses have increased $261.4 million, but have decreased to 24.2% of consolidated revenues compared to 25.1% in the prior year. For the quarter, U.S. operations expenses increased $38.4 million and international expenses increased $46.6 million, primarily a result of planned increases in marketing and advertising expenses as well as infrastructure to support the growth outside the U.S. Canstar Sports accounted for $11.1 million of the increase. The Company intends to continue to invest in growth opportunities and to increase marketing and advertising expenses in order to ensure the successful sell-through of the high level of orders discussed below.* As a result, the Company expects selling and administrative expenses as a percentage of revenues for the current year to approximate that of the prior year.*

     Interest expense increased $5.4 million and $16.0 million for the quarter and nine months ended February 29, 1996, respectively, compared to the same period last year. The increase is due to the higher levels of short term borrowings in the U.S. and international needed to fund current operations. In the prior year, fiscal year to date average cash and equivalents were higher through February 28, as available cash was used to fund the acquisition of Canstar Sports, which occurred at the end of the third quarter of the prior year. Other expense increased $4.5 million and $20.8 million for the quarter and nine months ended February 29, 1996, respectively, compared to the same periods last year. The increase is primarily due to increased goodwill amortization resulting from the acquisition of Canstar Sports and decreased interest income from lower available cash.

     The Company's effective tax rate for both the quarter and nine months ended February 29, 1996 was 38.5% compared to 39.0% in both of the prior year's comparable periods. The Company anticipates the tax rate will remain at 38.5% for fiscal year 1996.*

     Worldwide orders for NIKE Brand athletic footwear and apparel scheduled for delivery from March 1996 through July 1996 were approximately $3.4 billion, 38% higher than such orders booked in the comparable period of the prior year. These orders are not necessarily indicative of total revenues over that period because the mix of advance orders and at once shipments may vary significantly from quarter to quarter and year to year. Additionally, as international operations continue to account for a greater percentage of total revenues and place a greater emphasis on futures orders, this mix again may vary. Finally, exchange rates can cause differences in the comparisons.

     Currently certain of the Company's international operations report their results of operations on a one month lag which allows more time to compile their results. As further discussed in Note 5 to these financial statements, the Company will eliminate this one month lag beginning in the first quarter of fiscal year 1997. The change should not have a material effect on the annual results of operations, however, quarterly results will change as certain reporting periods will shift one month.*

Liquidity and Capital Resources

     The Company's financial position remains strong, with working capital rising $257.8 million since May 31, 1995. The working capital ratio increased from 1.8:1 at May 31, 1995 to 1.9:1 at February 29, 1996.

     Cash and equivalents increased $43.4 million from May 31, 1995.
Cash provided by operations was reduced by changes in other working capital components discussed below. Other significant uses of cash included additions to property, plant and equipment, reductions in long-term debt and the dividends payment. The most significant source of cash was from an increase in notes payable.

     The decrease in other working capital components was due primarily to increases in accounts receivable and inventories, offset by increases in accounts payable. The increase in accounts receivable of $115.8 million was due to sales growth in both January and February over last fiscal year's final two months. Overall inventories increased $250.9 million. U.S. footwear, U.S. apparel and international footwear and apparel inventories have increased $13.2 million, $68.0 million and $129.0 million, respectively. Increases in accounts payable are a result of the increased levels of the Company's operations, most significantly, international operations.

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

     For the nine months ended February 29, 1996, the Company has purchased 200,000 shares of its own stock under the stock repurchase program announced in July 1993, bringing the total number of shares purchased in the program to approximately 5,149,000. There were no purchases during the third quarter.

     The debt to equity ratio at February 29, 1996 was .6:1 compared to .6:1 at May 31, 1995 and .5:1 at February 28, 1995. Management believes that funds generated by operations, together with currently available resources, will adequately finance anticipated fiscal 1996 expenditures.* At February 29, 1996, the Company had $500 million available in committed unused lines of credit.

*The marked items are forward-looking statements that involve risks and uncertainties detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K.

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

    3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the first quarter ended August 31, 1995).

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto (in-corporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1995).

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

     (b) The following reports on Form 8-K were filed by the Company during the third quarter of fiscal 1996:

December 18, 1995    ITEM 5.  OTHER EVENTS       Press release announcing
                                                 second quarter earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY: /s/ Robert S. Falcone

                                   Robert S. Falcone
                                   Vice President,
                                   Chief Financial Officer

DATED:________________________, 1996