Form 10-K
period 1996-05-31
NIKE INC
filed 1996-08-30
CIK 320187

- ----------------------------------------------------------------------
- ----------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
(MARK ONE)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     FOR THE FISCAL YEAR ENDED MAY 31, 1996

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

  As of July 22, 1996, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $232,368,900 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $9,097,477,000.

  As of July 22, 1996, the number of shares of the Registrant's Class A Common Stock outstanding was 51,119,985 and the number of shares of the Registrant's Class B Common Stock outstanding was 92,676,298

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Parts of Registrant's Proxy Statement dated August 12, 1996 for the annual meeting of shareholders to be held on September 16, 1996 are incorporated by reference into Part III of this Report.

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

- --------------------------------------------------------------------------
- --------------------------------------------------------------------------

                                   NIKE, INC.

                                 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I
  ITEM 1.  BUSINESS
           General.......................................................    1
           Products......................................................    1
           Sales and Marketing...........................................    2
           United States Market..........................................    2
           International Markets.........................................    3
           Significant Customers.........................................    3
           Orders........................................................    3
           Product Research and Development..............................    3
           Manufacturing.................................................    3
           Trade Legislation.............................................    4
           Competition...................................................    5
           Trademarks and Patents........................................    5
           Employees.....................................................    6
           Executive Officers of the Registrant..........................    6
  ITEM 2.  PROPERTIES....................................................    8
  ITEM 3.  LEGAL PROCEEDINGS.............................................    8
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8
 PART II
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.......................................................    9
  ITEM 6.  SELECTED FINANCIAL DATA.......................................   10
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................   11
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA....................   15
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE......................................   32
 PART III  (Except for the information set forth under "Executive
           Officers of the Registrant" in Item I above, Part III is
           incorporated by reference from the Proxy Statement for the
           NIKE, Inc. 1995 annual meeting of shareholders.)..............   32
 PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-
           K.............................................................   32
 SIGNATURES............................................................... S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

  NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used herein, the terms "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

  The Company's principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, and accessory products. The Company sells its products to approximately 18,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 110 countries around the world. Virtually all of the Company's products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

PRODUCTS

  NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. The Company places considerable emphasis on high quality construction and innovative design. Basketball, cross-training, running, and children's shoes are currently the top-selling product categories and are expected to continue to lead in product sales in the near future. However, the Company also markets shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

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

  The Company sells a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan(R) through its wholly-owned subsidiary, Cole Haan Holdings Incorporated.
The Company markets a line of headwear with licensed team logos under the brand name "Sports Specialties", through its wholly-owned subsidiary, Sports Specialties Corporation. The Company also sells small amounts of various plastic products to other manufacturers through its wholly-owned subsidiary, Tetra Plastics, Inc.

  In February 1995 the Company acquired Bauer Inc., formerly Canstar Sports Inc., the world's largest hockey equipment manufacturer. Bauer manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer(R) brand name. Bauer also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

  The table below sets forth certain information regarding the Company's United States and international (non-U.S.) revenues for the last three fiscal years.

 Year Ended May 31,       1996     %CHG   1995    %CHG   1994   % CHG

United States Footwear             $2,772,500    20%     $2,309,400   24%    $1,868,900   (5)%
United States Apparel                 842,500    99         423,900   25        338,500   (6)
  Total United States               3,615,000    32       2,733,300   24      2,207,400   (5)
International Footwear              1,682,300    35       1,244,300   25        998,200   (5)
International Apparel                 651,400    38         472,700   32        358,800    2
  Total International               2,333,700    36       1,717,000   27      1,357,000   (3)
Other Brands                          521,900    68         310,600   38        225,300   13

  Total NIKE                       $6,470,600    36%     $4,760,900   26%    $3,789,700   (4)%

  Financial information about United States and international operations appears in Note 15 of the consolidated financial statements on page 31.

  The Company experiences moderate fluctuations in aggregate sales volume during the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel.

  Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for the Company's products and, consequently, the types of products the Company offers. The Company must therefore respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles, and categories, and influencing sports and fitness preferences through agressive marketing.

UNITED STATES MARKET

  During fiscal 1996, sales to the Company's approximately 18,000 retail accounts in the United States accounted for approximately 64 percent of total revenues. The domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year
1996, NIKE's three largest customers accounted for approximately 24 percent of sales in the United States.

  NIKE makes substantial use of its innovative "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 1996, 88 percent of the Company's domestic footwear shipments (excluding Cole Haan(R) and Bauer (R)) were made under the futures program, compared to 88 percent in fiscal 1995 and 81 percent in fiscal 1994. The Company is implementing a similar futures program for apparel.

  The Company utilizes 18 NIKE sales offices for the solicitation of sales in the United States. The Company also utilizes 10 independent sales representatives for the sale of specialty products, such as golf, cycling, water sports and outdoor wear. In addition, the Company operates 78 wholly-owned retail outlets, 33 of which carry primarily B-grade and close-out merchandise, 31 of which are Cole Haan(R) stores, 5 of which are high-profile NIKETOWN stores designed to showcase the Company's products, and 5 of which are employee-only stores.

  The Company's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, Greenland, New Hampshire, and Yarmouth, Maine. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Cole Haan footwear and Bauer Inc. products are distributed primarily from Greenland, New Hampshire, and Sports Specialties headwear is shipped from Irvine, California.

INTERNATIONAL MARKETS

  The Company currently markets its products in approximately 110 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. NIKE operates 28 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distributes through independent distributors and licensees. The Company estimates that its products are sold through approximately 34,000 retail accounts outside the United States. International (non-U.S.) sales accounted for 36 percent of total revenues in fiscal 1996, compared to 37 percent in fiscal 1995 and 36 percent in fiscal 1994. The Company has a futures ordering program for European retailers similar to the United States futures program described above. Outside of the United States, NIKE's three largest customers accounted for approximately 6 percent of international sales.

  International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Costa Rica, Denmark, Finland, France, Germany, Hong Kong, Indonesia, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom, and Vietnam. The Company operates 12 wholly-owned retail outlets outside the United States, two of which are employee-only stores.

SIGNIFICANT CUSTOMERS

  Foot Locker, a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 12 percent of global net sales of NIKE brand products during fiscal 1996. No other customer accounted for 10 percent or more of net sales during fiscal 1996.

ORDERS

  As of May 31, 1996, the Company's worldwide orders for athletic footwear and apparel totaled $3.9 billion, compared to $2.5 billion as of May 31, 1995. Such orders are scheduled for delivery from June through November of 1996. Based upon historical data, the Company expects that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

PRODUCT RESEARCH AND DEVELOPMENT

  The Company believes that its research and development efforts are a key factor in its past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that reduce or eliminate injury, aid athletic performance and maximize comfort.

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

  In fiscal 1996, NIKE spent approximately $46.8 million on product research, development and evaluation, compared to $28.8 million in 1995, and $24.6 million in 1994.

MANUFACTURING

  In fiscal 1996, approximately 56 percent of the Company's total apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors in Asia and South America, most of which are located in Bangladesh, Hong Kong, Indonesia, Malaysia, The Philippines, Singapore, Sri Lanka, Taiwan, and Thailand. Substantially all of NIKE's apparel production for sale to the international market was manufactured outside the U.S.

  Virtually all of the Company's footwear (exclusive of Cole Haan(R)) is produced outside of the United States. In fiscal 1996, contract suppliers in Indonesia, the People's Republic of China, South Korea, Taiwan, Thailand, and Vietnam accounted for approximately 38 percent, 34 percent, 11 percent, 5 percent, 10 percent, and 2 percent, respectively, of total NIKE brand footwear production. The Company also has manufacturing agreements with independent factories in Argentina, Brazil, Italy and Mexico.
The largest single supplier accounted for approximately 9 percent of total 1996 footwear production.

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

All Company products manufactured overseas and imported into the United States are subject to duties collected by the United States Customs Service. Customs information submitted by the Company is routinely subject to review by the Customs Service. The Company is unable to predict whether additional United States customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company and the imported footwear and apparel industry as a whole.

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

TRADE LEGISLATION

 In May 1996, President Clinton extended to June 1997, "most favored nation"
(MFN), non-discriminatory trading status to the People's Republic of China (China). Under U.S. law, MFN status for China is extended annually.
The United States has extended MFN status to China each year since 1980. China is a material source of footwear production for the Company.
A revocation of MFN status would result in a substantial increase in tariff rates on goods imported from China, and, therefore could adversely affect the Company's operations. While the United States continues to have foreign policy as well as human rights concerns with China, the Clinton Administration and the Congress have opposed using China's MFN status as a means of addressing these concerns. However, even if NIKE's Chinese sources were affected by a change in China's MFN status, the Company believes that the impact of such change would not have a long term, material adverse impact on the Company's business.

Certain countries within the European Community have for some time main-tained quotas restricting the importation of footwear manufactured in China. With respect to such quotas, see the discussion in Item 7 below.

In 1994, the United States, Mexico, and Canada implemented the North America Free Trade Agreement (NAFTA). Benefits to the Company include a phased elimination of duties on footwear and apparel produced and imported from Mexico, and the implementation and enforcement of new Mexican laws pro-tecting the intellectual property rights of United States companies doing business in Mexico. While the Company currently purchases no apparel and a portion of its Cole Haan(R) shoes from Mexico, NAFTA may permit
NIKE to economically source some products from Mexico.

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

In July 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action is a step toward restoration of full trade relations including the United
States granting non-discriminatory MFN trading status to Vietnam which would result in lower tariffs between the two countries. The Company is currently sourcing some footwear products from factories in Vietnam. MFN trading status for Vietnam could expand production and marketing opportunities for NIKE in Vietnam.

COMPETITION

  The athletic footwear and apparel industry is keenly competitive in the United States and on a worldwide basis. NIKE competes internationally with an increasing number of specialized athletic shoe companies, apparel companies, and large companies having diversified lines of athletic shoes and apparel, including Reebok, Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the athletic footwear and apparel markets constitute significant risk factors in the Company's operations.

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

  The Company has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE Air patents will expire in 1997, enabling competitors to use certain types of NIKE Air technology. The Company also has a number of patents covering components and features used in various athletic and leisure shoes. Management believes that NIKE's success depends upon skills in design, research and development, production and marketing rather than upon its patent position. However, it has followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that it deems valuable.

EMPLOYEES

  The Company had approximately 17,200 employees at May 31, 1996.
Management considers its relationship with its employees to be excellent. With the exception of Bauer Inc., the Company's employees are not represented by a union. Of Bauer's North American employees, approximately 50 percent or fewer than 1,200, are covered by four union collective bargaining agreements with four separate bargaining units, and all of Bauer's approximately 200 employees in Italy are covered by one of two union collective bargaining agreements. The collective bargaining agreements expire on various dates in 1996 and 1997. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company as of July 31, 1996 are as follows:

  Philip H. Knight, Chief Executive Officer--Mr. Knight, 58, a director since 1968, is Chief Executive Officer and Chairman of the Board of Directors of NIKE. Mr. Knight is a co-founder of the Company and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse LLP and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

  Harry C. Carsh, Vice President and General Manager, Sports and Fitness--Mr. Carsh, 57, joined the Company in 1977, and was elected
Vice President in 1984 and appointed General Manager in 1993. Mr. Carsh has held executive positions in accounting, manufacturing and European marketing. He has served as Vice President in charge of the International Division, Vice President of Operations, and is currently Vice President and General Manager, Sports and Fitness. Prior to joining the Company, he served for four years as Vice President of Finance for Lancet Medical Industries. Mr. Carsh is a certified public accountant.

  Thomas E. Clarke, President and Chief Operating Officer--Dr.Clarke, 45, a director since 1994, joined the Company in 1980 . Dr. Clarke has held various positions with the Company, primarily in research, design, development and marketing. He was appointed divisional vice president in charge of marketing in 1987. He was elected Vice President in 1989 and appointed General Manager in 1990. Dr. Clarke holds a Doctorate degree in biomechanics.

  Gary DeStefano, Vice President, Sales--Mr. DeStefano, 39, has been employed by the Company since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, and Vice President of Sales in June 1996.

  Elizabeth G. Dolan, Vice President, Corporate Communications and Marketing--Ms. Dolan, 39, has been employed by the Company since 1988, when she joined the Company as Director of Public Relations. Ms. Dolan was appointed Vice President of Corporate Communications in 1990 and was elected Vice President of Marketing in 1994. Prior to joining the Company, Ms. Dolan was Director of Public Relations at Cartier, Inc. in New York.

  Robert S. Falcone, Vice President and Chief Financial Officer--Mr. Falcone, 49, has been employed by the Company since 1990. Mr. Falcone joined the Company as Director of Acquisitions. From May, 1991 through November, 1991, he also served as interim Director of Human Resources, and he was elected Vice President and Chief Financial Officer in 1992. Prior to joining the Company, Mr. Falcone worked for 21 years as a certified public accountant for Price Waterhouse LLP.

  Stephen D. Gomez, Vice President, Apparel - Mr. Gomez, 41 has been employed by the Company since 1981, with primary responsibilities in apparel. He was appointed General Manager of European Apparel in 1987, and Apparel Marketing Director in 1989. Mr. Gomez was appointed divisional Vice President in charge of Appparel in 1992, and was elected Vicce President of Apparel in June 1996.

  David Kottkamp, Vice President and General Manager, International Division--Mr. Kottkamp, 54, has been employed by the Company since 1978. He has held positions in the areas of apparel, Canadian operations and European operations. He was appointed divisional Vice President in 1988, and General Manager in 1992.

  Mark G. Parker, Vice President and General Manager, Consumer Product Marketing--Mr. Parker, 40, has been employed by the Company since 1979 with primary responsibilities in product research, design and development.
Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, and appointed General Manager in 1993.

Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary--Mr. Stewart, 49, joined the Company as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983.
He was elected Vice President and General Counsel in 1991. Prior to joining the Company, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

  David B. Taylor, Vice President--Mr. Taylor, 41, has been employed by the Company since 1977, with primary responsibilities in production. Mr. Taylor was appointed divisional Vice President in charge of production in 1988, and was elected Vice President in 1989.

ITEM 2. PROPERTIES

  Following is a summary of principal properties owned or leased by the Company. The Company's leases expire at various dates throughout the year 2009.

U.S. ADMINISTRATIVE OFFICES:

  Beaverton, Oregon (13 locations)--       SALES OFFICES AND SHOWROOMS:
  one owned and 12 leased
                                           United States (22 locations)--2
  Wilsonville, Oregon--owned               owned and 20 leased
  Greenland, New Hampshire (2 locations)   Toronto, Ontario--leased
  -- 1 owned and 1 leased                  Europe (20 locations)--1 owned
  Memphis, Tennessee (2 locations)-          and 19 leased
  - 1 owned and 1 leased                   Asia and Australia (10 locations)
  Yarmouth, Maine--owned                     --leased
  Charlotte, North Carolina--leased        Latin America (3 locations)--leased
  Irvine, California--leased               Africa (2 locations)--leased

INTERNATIONAL ADMINISTRATIVE OFFICES:      DISTRIBUTION FACILITIES:
  Mississauga, Ontario--leased             Greenland, New Hampshire--owned
  Thornhill, Ontario--leased               Wilsonville, Oregon (2 locations)--1
  Montreal, Quebec--leased                   owned and 1 leased
  Europe (14 locations)--leased            Memphis, Tennessee (2 locations)--1
  Asia and Australia (9 locations)           owned and 1 leased
    --leased                               Yarmouth, Maine--owned
  Latin America (3 locations)--leased      Irvine, California -- leased
                                           Canada (8 locations)--2 owned and
                                             6 leased
                                           Latin America (4 locations)--leased
                                           Europe (9 locations)--3 owned and
                                             6 leased
                                           Asia and Australia (16 locations)
                                             --leased
INTERNATIONAL PRODUCTION OFFICES:
  Asia (9 locations)--leased
  South America (3 locations)--
  leased
  Florence, Italy--leased

MANUFACTURING FACILITIES:
  Beaverton, Oregon (2 locations)
    --leased
  Greenville, North Carolina
    (2 locations)--leased
  Livermore Falls, Maine--owned
  Sanford, Maine--owned
  Cambridge, Ontario (2 locations)
    --1 owned and 1 leased
  Toronto, Ontario--leased
  Vars, Ontario--leased
  Granby, Quebec--leased
  St. Jerome, Quebec--leased
  Montebelluna, Italy--owned
  Zdar nad Sazavou, Czech
    Republic--owned
  Earth City, Missouri--leased
  Chesterfield, Missouri--leased

RETAIL OUTLETS:
  United States (78 locations)--75 leased and 3 owned
  Toronto, Ontario--leased
  Europe (7 locations)--leased
  Asia and Australia (4 locations)--leased


ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted during the fourth quarter of the 1996 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Company's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 22, 1996 there were 8,225 holders of record of the Company's Class B Common Stock and 31 holders of record of the Company's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

  Reference is made to the table entitled "Selected Quarterly Financial Data" in Item 6, which sets forth, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990, and the 2-for-1 stock split that became effective in October of 1995. Such table also sets forth the amount and frequency of all cash dividends declared on the Company's common stock for the 1995 and 1996 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA








                            SELECTED FINANCIAL DATA
(in thousands, except per share data and financial ratios)
                          1996        1995       1994        1993        1992        1991         1990       1989        1988
Year Ended May 31:
Revenues                  $6,470,625 $4,760,834 	$3,789,668 $3,930,984 $3,405,211 $3,003,610  $2,235,244 $1,710,803  $1,203,440
Gross margin               2,563,879  1,895,554  	1,488,245  	1,543,991  1,316,122  1,153,080     851,072    635,972     400,060
Gross margin %                  39.6%      39.8%      39.3%      39.3%      38.7%      38.4%       38.1%      37.2%       33.2%
Net income                   553,190    399,664    298,794    365,016    329,218     287,046    242,958    167,047     101,695
Net income per common share     3.77       2.72       1.98       2.37       2.15        1.89       1.61      1.11         0.68
Average number of common and
  common equivalent shares   146,804    147,006    150,912    154,126    153,204     152,134    151,336   150,288      150,556
Cash dividends declared per
  common share                  0.58       0.48       0.40       0.38       0.30        0.26       0.19      0.14         0.10
Cash flow from operations    330,021    254,913    576,463    265,292    435,838      11,122    127,075   169,441       19,019
Price range of common stock
  High                       104-1/8     40-5/16    37-3/8.    45-1/8    38-11/16     27-1/4     20-3/4    9-15/16.      6-5/8
  Low                         39-1/16    28-1/8     21-9/16     27-1/2    17-9/16.    13          9-1/2    5-25/32       3-1/2
At May 31
Cash and equivalents      $  262,117 $  216,071 $  518,816 $  291,284  $ 260,050 $  119,804  $   90,449 $   85,749  $   75,357
Inventories                  931,151    629,742    470,023    592,986    471,202    586,594     309,476    222,924     198,470
Working capital            1,259,881    938,393  1,208,444  1,165,204    964,291    662,645     561,642   419,599     295,937
Total assets               3,951,628  3,142,745  2,373,815  2,186,269  1,871,667  1,707,236   1,093,358   824,216     707,901
Long-term debt                 9,584     10,565     12,364     15,033     69,476     29,992      25,941    34,051      30,306
Redeemable Preferred Stock       300        300        300        300        300        300         300        300         300
Common shareholders'
equity                     2,431,400  1,964,689  1,740,949  1,642,819  1,328,488  1,029,582    781,012    558,597
408,567
Year-end stock price         100-3/8     39-7/16    29-1/2     36-1/4     29         19-7/8     19-5/8     9-1/2        6-1/16
Market capitalization     14,416,792  5,635,190  4,318,800  5,499,273   4,379,574  2,993,020  2,942,679  1,417,381     899,741
Financial Ratios:
Return on equity                25.2%      21.6%      17.7%      24.5%       27.9%      31.7%      36.3%      34.5%       27.4%
Return on assets                15.6%      14.5%      13.1%      18.0%       18.4%      20.5%      25.3%      21.8%       16.7%
Inventory turns                  5.0        5.2        4.3        4.5         3.9        4.1        5.2        5.1         5.0
Current ratio at May 31          1.9        1.8        3.2        3.6         3.3        2.1        3.1        2.9         2.2
Price/Earnings ratio at May 31  26.6       14.5       14.9       15.3        13.5       10.5       12.2        8.6         9.0
Geographic Revenues:
United States             $3,964,662 $2,997,864 $2,432,684  $2,528,848 $2,270,880 $2,141,461 $1,755,496 $1,362,148  $  900,417
Europe                     1,334,340    980,444    927,269   1,085,683    919,763    664,747     334,275    241,380    233,402
Asia/Pacific                 735,094    515,652    283,421     178,196     75,732     56,238      29,332     32,027     21,058
Canada, Latin America,
  and other                436,529    266,874    146,294    138,257    138,836    141,164    116,141     75,248     48,563

Total Revenues          $6,470,625 $4,760,834 $3,789,668 $3,930,984 $3,405,211 $3,003,610 $2,235,244 $1,710,803 $1,203,440





All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Stock
Exchanges and trades under the symbol NKE. At May 31, 1996, there were approximately 77,000 shareholders. Years 1993 and prior have been re-stated to reflect the implementation of Statement and Financial Accounting Standard No. 109 - Accounting for Income Taxes (see Notes 1 and 6 to the Consolidated Financial Statements).




                       SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
 (in thousands, except per share data)
                             1st Quarter            2nd Quarter            3rd Quarter             4th Quarter
                             1996        1995        1996       1995        1996       1995        1996        1995
Revenues                    $1,614,649    $1,170,355 $1,443,027 $1,053,746 $1,491,611 $1,124,697  $1,921,338  $1,412,036
Gross Margin                   647,127       469,908    567,581    413,715    589,235    446,293     759,936     565,638
Gross Margin %                    40.1%         40.2%      39.3%      39.3%      39.5%      39.7%       39.6%       40.1%
Net Income                     164,781       105,987    118,216     84,939    113,749     95,349     156,444     113,389
Net Income per
  Common Share                   1.13           0.71       0.80      0.58        0.78       0.65        1.06        0.78
Dividends Declared per
  Common Share                   0.125          0.10       0.15      0.125       0.15       0.125       0.15        0.125
Price Range of Common Stock
  High                          48-3/8         33-5/16     62-5/8    33-3/16   71-3/8     38-1/4      104-1/8      40-5/16
  Low                           39-1/16        28-1/8      45-5/16   29-1/16   57-7/8     31-13/16     65-3/8      35-7/16

ADJUSTED*
                             1st Quarter            2nd Quarter            3rd Quarter             4th Quarter
                             1996        1995        1996        1995        1996       1995        1996        1995

Revenues                   $1,700,020   $1,253,532   $1,356,758  $  976,016  $1,582,039 $1,207,934  $1,852,067  $1,351,132
Gross Margin                  686,641      506,618      528,629     376,631     628,723    487,386     731,514     534,364
Gross Margin %                   40.4%        40.4%        39.0%       38.6%       39.7%      40.3%       39.5%       39.5%
Net Income                    182,098      121,367       97,812      69,331     133,874    119,746     133,727      91,184
Net Income per
  Common Share                  1.25         0.82          0.67        0.47        0.91      0.81         0.91        0.63





*Quarterly figures have been adjusted to reflect the Company's operations reported on a same-month basis for certain international entities which were previously consolidated using an April 30 year end. See further discussion in Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Highlights

Fiscal year 1996 was a record year for the Company and demonstrated the continuing strength of the NIKE brand on a global scale:

- - Net income increased to $553.2 million, an increase of 38.4% over the previous year's record $399.7 million.

 - Revenues increased 35.9% to a record and industry leading $6.5 billion. Fourth quarter revenues reached $1.9 billion, an increase of 36% over the prior year and 19% over the previous record quarter, which was established in the first quarter of this fiscal year.
 - Gross margins remained strong at 39.6% of revenues, compared with the previous year's NIKE record of 39.8%.
 - Selling and administrative costs decreased 0.8% as a percent of revenues from the previous year.

 - The strength of the brand continues with advance and futures orders scheduled for delivery over the next six months up a record 55% over the same period last year.*
RESULTS OF OPERATIONS

Significant growth in worldwide revenues and improved leverage of selling and administrative costs were the primary factors contributing to record earnings for fiscal year 1996 as compared to 1995. Fiscal 1995 also experienced record results, driven primarily by increased revenues, improved gross margins, and a reduced percentage of revenues in selling and administrative costs, compared with fiscal year 1994. Revenues and net income have now increased nine and seven consecutive quarters, respectively. During fiscal 1996, the Company continued to gain market share in United States footwear, in spite of a rather mature market. Industry sources expected only moderate market growth rates of
5 to 7%.   U.S. apparel experienced significant revenue growth during a sluggish period for the industry and marketplace. Outside the U.S., the markets in which the Company operates are less mature and offer tremendous potential for growth.* The Company continues to invest in infrastructure and local marketing to capitalize on these opportunities and balance the strength of the global NIKE brand. Through its aggressive worldwide marketing efforts and global infrastructure spending, the Company is positioning itself to continue to expand markets and gain market share on a worldwide basis.*

The Company experienced revenue growth in fiscal 1996 in all breakout categories (see chart). The most significant increase in absolute dollars was U.S. footwear, which grew $463.2 million, or 20.1%, as a result of 19% more pairs shipped and a 0.9% increase in average selling price per pair. Men's basketball, women's fitness and men's training comprise approximately half of the U.S. footwear category in terms of total revenues, and individually increased 7%, 29% and 25%, respectively, over the prior year. The men's running and kids' categories increased significantly over the prior year, improving 28% and 26%, respectively. U.S. apparel increased $418.6 million, or 99%, experiencing growth in all categories and demonstrating the strength of the NIKE brand. International (non-U.S.) brand revenues also increased significantly, growing $616.7 million, or 35.9%, as a result of increases of $438.0 million (35.2%) and $178.7 million (37.8%) in footwear and apparel, respectively, over the prior year. International revenues were increased 1.2% as a result of the foreign currency translation impact. All NIKE regions outside the U.S. experienced revenue increases greater than 30%. Europe increased 33%, Asia Pacific, 41%, and the Americas, 35%. The most significant increases were in Japan, Italy, United Kingdom, Korea and Canada. Other brands which include Cole Haan(R), Tetra Plastics, Inc., Sports Specialties Corp., and Bauer Inc. (formerly Canstar Sports Inc.) increased $211.3 million, or 68%, over the prior year. Bauer, which was acquired at the end of the Company's third quarter of the prior year, contributed $173.7 million of the increase.

During fiscal 1995, the Company experienced revenue growth over 1994 in all categories, with the most significant increase in U.S. footwear, which grew $440.5 million, or 24%, as a result of 22% more pairs shipped at a 2% increase in average selling price per pair. Men's basketball continued to dominate the category with revenues up 12% for the year. Women's fitness grew 26%, women's sport was up 45% and outdoor increased 48% over 1994. International brand revenues also increased significantly, growing $360 million, or 27%, as a result of a $246.1 million (25%) increase in footwear revenues and a $113.9 million (32%) increase in apparel. International revenues were increased 7% as a result of the foreign currency translation impact. While European revenues remained relatively constant, in spite of decreases in France and Germany, the Asia Pacific and Americas regions were up substantially with 81% and 61% increases, respectively. Asia Pacific growth was primarily a result of Japan and Korea, for which NIKE acquired the distribution operations in fiscal 1995, while the Americas region was up primarily as a result of Argentina, also acquired in fiscal 1995, and improved revenues in Canada.
U.S. apparel rebounded strongly in 1995, up $85.4 million (25%), and other brands grew $85.3 million, primarily due to the acquisition of Bauer.

The breakdown of revenues follows:
(in thousands)

 Year Ended May 31,       1996     %CHG   1995    %CHG   1994   % CHG

United States Footwear             $2,772,500    20%     $2,309,400   24%    $1,868,900   (5)%
United States Apparel                 842,500    99         423,900   25        338,500   (6)
  Total United States               3,615,000    32       2,733,300   24      2,207,400   (5)
International Footwear              1,682,300    35       1,244,300   25        998,200   (5)
International Apparel                 651,400    38         472,700   32        358,800    2
  Total International               2,333,700    36       1,717,000   27      1,357,000   (3)
Other Brands                          521,900    68         310,600   38        225,300   13

  Total NIKE                       $6,470,600    36%     $4,760,900   26%    $3,789,700   (4)%

Gross margins were 39.6% in fiscal 1996 compared to 39.8% in 1995 and 39.3% in 1994. Gross margins remained strong in fiscal 1996 and, similar to 1995, can be attributed to the high demand for NIKE products, internally controlled close-out distribution, a solid inventory position along with strong inventory management, and the Company's innovative advance futures order program. The slight reduction in gross margins compared with 1995 was primarily driven by increased costs of air freight to meet delivery dates on increasing customer orders, and increased footwear product costs not fully recovered through the selling price. These higher expenses were partially offset by improved apparel margins due to significant increases in revenues and a reduction in close-outs as a percentage of total revenues.

Total selling and administrative expenses as a percentage of revenues decreased to 24.6% as compared to 25.4% in 1995 and 25.7% in 1994. The reduction can be attributed primarily to the significant increase in revenues. The increase in absolute dollars was $378.9 million, or 31%. U.S. operations increased $160.5 million and international increased $176.3 million, largely a result of increased sales and marketing spending as well as infrastructure to support growth outside the U.S. Bauer accounted for $33 million of the increase. The increase of $235.7 million in 1995 over 1994 was attributed to the acquisition of formerly independent international operations and planned growth in international infrastructure. The Company intends to continue to invest in growth opportunities and worldwide marketing and advertising in order to ensure the successful sell-through of the high level of orders discussed below.*

Interest expense increased $15.3 million due primarily to the higher levels of short term borrowings needed to fund current operations. In 1995, average cash and equivalents were higher, as available cash was used to fund the acquisition of Bauer. Interest expense during 1995 increased $9 million over 1994 as a result of significant operational and investment cash needs financed with short term borrowings, lower net cash position compared with 1994, and the reduction of long-term debt with the repayment of $50 million in long-term notes which occurred at the beginning of fiscal 1994.

Other income/expense rose $25 million in expense over 1995, primarily as a result of increased goodwill amortization from the acquisition of Bauer, a reduction in interest income due to a net lower cash position compared with the prior year, and increased profit share expense due to increased earnings. These were partially offset by the absence of non-recurring specific obligations which occurred in the prior year related to the shutdown of certain facilities in conjunction with the consolidation of European warehouses. In the prior year, other income/expense rose $3.5 million in expense over 1994, primarily as a result of increased goodwill amortization and additional non-recurring charges discussed above, offset partially by increased interest income resulting from higher interest rates and excess cash in the first half of the year.

The fiscal 1996 effective tax rate remained constant with 1995 at 38.5%, and was 39.1% in 1994. In 1996, the rate was affected by a non-recurring state tax credit offset by increased taxes on foreign earnings. The decrease in 1995 compared with 1994 was primarily the result of lower taxes provided on non-U.S. earnings. Fiscal 1994's effective tax rate increased due to the U.S. federal tax increase of 1%, which was applied retroactively, and the Company's subsequent implementation of Financial Accounting Standards Board Statement 109, which required the application of the 1% increase to deferred taxes.
This increase was partially offset by the Company's decision to permanently reinvest more foreign earnings overseas, reducing tax expense by the U.S. tax previously recognized. The Company anticipates the effective tax rate for fiscal 1997 to approximate the rate for 1996.*

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November, 1996, were approximately $3.9 billion, 55% higher than such orders booked in the comparable period of the prior year.* These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for the subsequent periods. This is because the mix of advance futures and "at once" orders has shifted significantly toward futures orders as the NIKE brand became more established in all areas, specifically in the U.S. apparel business and in international regions. The mix of advance orders to "at once" orders will continue to vary as the U.S. apparel business and international operations continue to account for a greater percentage of total revenues and place a greater emphasis on futures programs.* Finally, exchange rates can cause differences in the comparisons.

Since the Company operates globally, it is exposed to market risks from changes in foreign currency exchange rates. In order to minimize the effect of fluctuations on the Company's foreign currency transactions, the Company uses highly liquid foreign currency spot, forward and purchased options with high credit quality financial institutions.* The Company only transacts foreign exchange contracts to hedge underlying economic exposures and does not transact in derivatives for trading or speculative purposes.* Where possible, the Company nets its foreign exchange exposures to take advantage of natural offsets that occur in the normal course of business.* Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options.* Anticipated, but not yet firmly committed transactions, may be hedged through the use of purchased options.* Additional information concerning the Company's hedging activities is presented in Note 14 to the Consolidated Financial Statements.

Generally, a weaker U.S. dollar in comparison to foreign currencies, will result in higher translation of operating results in these financial statements than would a stronger U.S. dollar. The net effect of translations on the 1996 results of operations was minimal while its effect on 1995 was favorable.

The Company's international operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties.* In February, 1995, the EU Commission, at the request of the European footwear manufacturers, initiated two anti-dumping investigations covering certain footwear imported from the People's Republic of China (the "PRC"), Indonesia and Thailand. The investigations expressly exclude certain types of sports footwear (as defined in the Notices of Initiation of Anti-Dumping Proceedings). The Company believes that most of its footwear sourced in the target countries for sale in the EU fits within these exclusions and, therefore, that it will not be materially affected by the results of these anti-dumping investigations.* However, the above mentioned exclusions are subject to interpretation and/or amendment by the EU customs authorities (e.g., as to the meaning of terms such as "footwear designed for a sporting activity").

As of the end of the 1996 fiscal year, the Company is unable to estimate the likelihood that the EU Commission will ultimately impose anti-dumping duties on any of the footwear covered by the investigations, or the amount of any such duties. However, the most recent information obtained by the Company concerning this matter suggests that provisional anti-dumping measures will probably be imposed by late 1996 and that, in the case of China and Indonesia, these may entail the imposition of substantial duties.

In the event that any of the Company's footwear were deemed to not be covered by the above mentioned exclusions and hence, were affected by such duties, the Company could consider, in addition to its possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing.* The Company believes that it is prepared to deal effectively with any such anti-dumping measures that may arise and that any adverse impact would be of a short-term nature.* The Company continues to closely monitor international trade restrictions and to adopt its multi-country sourcing strategy and contingency plans. The Company believes that its major competitors would be similarly impacted by any such restrictions.*

As discussed further in Note 1 to the Consolidated Financial Statements, beginning in fiscal year 1997, the Company will eliminate the one month lag in reporting of certain international operations, in order to coincide with the consolidated fiscal year end. This change will not have a material effect on the annual results of operations, however, quarterly results will change as certain reporting periods will shift one month.* The Selected Quarterly Data section includes adjusted quarterly data as if the change had been in effect in fiscal years 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial position remains extremely strong at May 31, 1996. Total assets grew over $800 million to approximately $3.9 billion and shareholder's equity increased $467 million to approximately $2.4 billion. Cash and equivalents increased $46 million (21%). Working capital increased $321 million as a result of higher levels of all current assets, offset by increased notes payable, accounts payable, and accrued liabilities, primarily a result of the increases in operations. The Company's current ratio increased only slightly compared to May 31, 1995.

Inventory levels have increased $301 million since May 31, 1995, primarily due to increases in U.S. apparel and international inventories to support the high level of futures orders for the next quarter.* Accounts receivable increased $293 million (28%) due to the high level of fourth quarter revenues (36% higher than the previous year). Prepaid expenses have increased $20 million primarily due to advance payments relating to the July 1996 summer Olympics.

Net deferred tax assets increased by $73.2 million from $54.9 million at May 31, 1995 to $128.1 million at May 31, 1996. The increase is primarily attributable to a reduction of $14.9 million of deferred tax liabilities associated with undistributed earnings of foreign subsidiaries, and increases in deferred tax assets related to: foreign loss carry forwards ($19.2 million), reserves and accrued liabilities ($12.5 million) and deferred compensation ($7.4 million). The change related to undistributed earnings of foreign subsidiaries is attributable to a net increase in unremitted foreign earnings from subsidiaries in higher taxed jurisdictions. The increase in deferred tax assets related to foreign loss carry forwards is due to tax losses in certain individual jurisdictions incurred as a result of initial investments required to centralize the Company's European operations. (See
Note 6 to the Consolidated Financial Statements for a further breakdown of the Company's deferred tax balances.) Other assets were also increased by prepayments on certain long-term endorsement contracts.

Current liabilities increased $360 million, with the most significant increases occurring in accounts payable ($157 million) and accrued liabilities ($135 million). The increase in accounts payable relates to higher levels of operations and inventory purchases. Accrued liabilities increased due to higher levels of employee benefit accruals and other accruals relating to the higher level of operations.

Additions to property, plant and equipment for fiscal 1996 were $216 million, with the most significant components related to the continued consolidation of European footwear warehouses and the expansion of NIKE Town retail locations in the U.S. Additions to property, plant and equipment of $154 million and $95 million in fiscal 1995 and 1994, respectively, related to the expansion of international warehouse facilities to satisfy increased capacity needs, along with investments in management information systems and new NIKE retail locations. Anticipated capital expenditures for fiscal 1997 approximate $400 million, with the primary components consisting of the expansion of existing world headquarters, new NIKE Town retail locations, expanded warehousing in the U.S. and other countries and improved information systems.* Funding is expected to be provided by operations, short term borrowing capacity and long-term debt.* Additional investing activities in 1995 included the acquisition of Bauer and certain international distributors, including Korea.

During fiscal 1994, the Company announced that the Executive Committee of its Board of Directors, acting within limits set by the Board, authorized a plan to repurchase a maximum of $450 million NIKE Class B Common Stock over a period of up to three years. During fiscal 1996, the Board of Directors voted to extend the program until July 1, 1999. Funding has, and is expected to continue to, come from operating cash flow in combination with occasional short or medium-term borrowings.* The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions. As of May 31, 1996, the Company had repurchased 5.1 million shares at a total cost of $301.7 million.

Dividends per share of common stock for fiscal 1996 rose $.10 over fiscal 1995 to $.58 per share. Dividend declaration in all four quarters has been consistent since February 1984. Based upon current projected earnings and cash flow requirements, the Company anticipates continuing a dividend and reviewing its amount during the second fiscal quarter board meeting.* The Company's policy continues to target an annual dividend in the range of 15% to 25% of trailing twelve-month earnings.*

The Company's commercial paper program requires the support of committed and uncommitted lines of credit. There was $0 and $118 million outstanding under this program at May 31, 1996 and 1995, respectively. Additionally, no amounts were outstanding at May 31, 1996 and 1995, under unsecured multiple option credit facilities of $500 million and $300 million, respectively. See Note 4 to the Consolidated Financial Statements for further details concerning the Company's short-term borrowing. NIKE's debt-to-equity ratio at May 31, 1996 was consistent with May 31, 1995 at .6:1, and was .4:1 at May 31, 1994.

Management believes that funds generated by operations, together with currently available resources and anticipated long-term debt arrangements, will adequately finance anticipated fiscal 1997 expenditures.*

*The marked items are forward-looking statements that involve risks and uncertainties detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

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

REPORT OF INDEPENDENT ACCOUNTANTS

Portland, Oregon
July 3, 1996
To the Board of Directors and
Shareholders of NIKE, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 32 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended
May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

                                    NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                  YEAR ENDED MAY 31,
                                                         --------------------------------
                                                    1996               1995          1994
                                                  ----------         ----------    ------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues                                           $6,470,625      $4,760,834      $3,789,668
Costs and expenses:
   Costs of sales                                   3,906,746       2,865,280       2,301,423
   Selling and administrative                       1,588,612       1,209,760         974,099
   Interest expense (Notes 4 and 5)                    39,498          24,208          15,282
   Other income/expense, net (Notes 1, 9 and 10)       36,679          11,722           8,270
                                                    5,571,535       4,110,970       3,299,074

Income before income taxes                            899,090         649,864         490,594
Income taxes (Note 6)                                 345,900         250,200         191,800
Net income                                         $  553,190      $  399,664      $  298,794
Net income per common share (Note 1)               $     3.77      $     2.72      $     1.98

Average number of common and common
    equivalent shares (Note 1)                        146,804        147,006          150,912
The accompanying notes to consolidated financial statements are an integral part of this statement.


                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                     MAY 31,
                                                              ---------------------
                                                                 1996       1995
                                                              ---------- ----------
                                                                 (IN THOUSANDS)
                           ASSETS
                           ------

Current Assets:
     Cash and equivalents                                      $  262,117     $  216,071
     Accounts receivable, less allowance for doubtful accounts
         of $43,372 and $32,663                                 1,346,125      1,053,237
     Inventories (Note 2)                                         931,151        629,742
     Deferred income taxes (Note 6)                                93,120         72,657
     Prepaid expenses                                              94,427         74,221

            Total current assets                                2,726,940      2,045,928

Property, plant and equipment, net (Notes 3 and 5)                643,459        554,879
Identifiable intangible assets and goodwill (Note 1)              474,812        495,907
Deferred income taxes and other assets                            106,417         46,031

       Total assets                                            $3,951,628     $3,142,745

                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------
Current Liabilities:
     Current portion of long-term debt (Note 5)                $    7,301     $   31,943
     Notes payable (Note 4)                                       445,064        397,100
     Accounts payable (Note 4)                                    455,034        297,656
     Accrued liabilities                                          480,407        345,224
     Income taxes payable                                          79,253         35,612

       Total current liabilities                                1,467,059      1,107,535

Long-term debt (Notes 5 and 13)                                     9,584         10,565
Deferred income taxes (Note 6)                                      1,883         17,789
Other liabilities (Note 1)                                         41,402         41,867
Commitments and contingencies (Notes 11 and 14)                         --                      --
Redeemable Preferred Stock (Note 7)                                   300            300
Shareholders' equity (Note 8):
       Common Stock at stated value:
Class A convertible 51,120, and 51,790 shares outstanding             153            155
Class B 92,509 and 91,100 shares outstanding                        2,702          2,698
       Capital in excess of stated value                          154,833        122,436
       Foreign currency translation adjustment                    (16,501)         1,585
       Retained earnings                                        2,290,213      1,837,815

          Total shareholders' equity                            2,431,400      1,964,689
       Total liabilities and shareholders' equity              $3,951,628     $3,142,745

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          YEAR ENDED MAY 31,
                                                                     -----------------------------
                                                                     1996      1995      1994
                                                                     --------- --------- ---------
                                                                             (IN THOUSANDS)

 Cash provided (used) by operations:
   Net income                                                     $553,190    $399,664   $298,794
   Income charges (credits) not affecting cash:
     Depreciation                                                   97,179      71,113     64,531
     Deferred income taxes and purchased tax benefits             (73,279)     (24,668)   (23,876)
     Other liabilities                                               (465)      (1,359)    (3,588)
     Amortization and other                                        35,199       19,125      8,067
   Changes in certain working capital components:
     (Increase) decrease in inventory                            (301,409)     (69,676)   160,823
     (Increase) decrease in accounts receivable                  (292,888)    (301,648)    23,979
     (Increase) decrease in other current assets                  (20,054)     (10,276)     6,888
      Increase (decrease) in accounts payable, accrued
            liabilities and income taxes payable                  332,548      172,638     40,845

   Cash provided by operations                                    330,021      254,913    576,463

Cash provided (used) by investing activities:
   Additions to property, plant and equipment                    (216,384)    (154,125)   (95,266)
   Disposals of property, plant and equipment                      12,775        9,011     12,650
   Additions to other assets                                      (26,376)      (6,260)    (5,450)
   Acquisition of subsidiaries:
     Identifiable intangible assets and goodwill                    --        (345,901)    (2,185)
     Net assets acquired                                            --         (84,119)    (1,367)

   Cash used by investing activities                             (229,985)    (581,394)   (91,618)

Cash provided (used) by financing activities:
   Additions to long-term debt                                      5,044        2,971      6,044
   Reductions in long-term debt including current portion         (30,352)     (39,804)   (56,986)
   Increase (decrease) in notes payable                            47,964      263,874     (2,939)
   Proceeds from exercise of options                               21,150        6,154      4,288
   Repurchase of stock                                            (18,756)    (142,919)  (140,104)
   Dividends common and preferred                                 (78,834)     (65,418)   (60,282)

Cash provided (used) by financing activities                      (53,784)      24,858   (249,979)
Effect of exchange rate changes on cash                              (206)      (1,122)    (7,334)
Net (decrease) increase in cash and equivalents                    46,046     (302,745)   227,532
Cash and equivalents, beginning of year                           216,071      518,816    291,284

Cash and equivalents, end of year                                $262,117     $216,071   $518,816

Supplemental disclosure of cash flow of information:
   Cash paid during the year for:
     Interest (net of amount capitalized)                         $ 32,800    $ 20,200   $ 11,300
     Income taxes                                                  359,300     285,400    189,800

Supplemental schedule of non-cash investing activities:
   The Company had a like-kind exchange of certain
     equipment during the year as follows:
         Cost of old equipment                                       ---        ---          $ 24,057
         Accumulated depreciation                                    ---        ---           (14,502)
         Cash received                                               ---        ---           652

         Book value of new asset                                     ---       ---           $ 10,207

   The Company acquired new NIKE subsidiaries
       during the year as follows:
         Assets acquired                                            ---        ---          $124,966
         Less: cash paid                                            ---        ---             (3,552)
         Liabilities assumed                                        ---        ---          $121,414

The accompanying notes to consolidated financial statements are an integral part of this statement.


                                             NIKE, INC.
                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 CAPITAL
                                            COMMON STOCK            IN
                                     ---------------------------  EXCESS    FOREIGN
                                        CLASS A       CLASS B       OF     CURRENCY
                                     ------------- -------------  STATED  TRANSLATION  RETAINED
                                     SHARES AMOUNT SHARES AMOUNT  VALUE   ADJUSTMENT   EARNINGS     TOTAL
                                     ------ ------ ------ ------ -------- ----------- ---------- ----------
                                                                 (IN THOUSANDS)

Balance at May 31, 1993            26,691   $159   49,161  $2,720 $108,451 $(7,790)  $1,539,279  $1,642,819
Stock options exercised                               167       1    6,287                            6,288
Conversion to Class B Common Stock    (12)   ---        12      ---                                      ---
Repurchase of Class B Common Stock                 (2,819)    (17)  (6,454)            (133,633)   (140,104)
Translation of statements of
   international operations                                                 (7,333)                  (7,333)
Net income                                                                              298,794     298,794
Dividends on Redeemable Preferred Stock                                                     (30)        (30)
Dividends on Common Stock                                                               (59,485)    (59,485)

Balance at May 31, 1994            26,679    159   46,521   2,704  108,284 (15,123)   1,644,925   1,740,949
Stock options exercised                               241       2    8,954                            8,956
Conversion to Class B Common Stock   (784)    (4)     784       4                                        __
Repurchase of Class B Common Stock                 (2,130)    (13)  (4,801)            (138,106)   (142,920)
Stock issued pursuant to
   contractual obligations                            134       1    9,999                           10,000
Translation of statements of
   international operations                                                 16,708                   16,708
Net income                                                                              399,664     399,664
Dividends on Redeemable Preferred Stock                                                     (30)        (30)
Dividends on Common Stock                                                               (68,638)    (68,638)

Balance at May 31,1995             25,895    155   45,550   2,698  122,436   1,585    1,837,815   1,964,689

Stock options exercised                               756       3   32,848                           32,851
Conversion to Clas B Common Stock    (655)    (2)     655       2                                      ---
Repurchase of Class B Common Stock                   (200)     (1)    (451)             (18,304)    (18,756)
Two-for-one Stock Split
  October 30, 1995                 25,880          45,748
Translation of statements of
  international operations                                                (18,086)                  (18,086)
Net Income                                                                             553,190      553,190
Dividends on Redeemable
  Preferred Stock                                                                          (30)         (30)
Dividends on Common Stock                                                              (82,458)     (82,458)

Balance at May 31, 1996           51,120   $153    92,509  $2,702 $154,833 $(16,501) $2,290,213  $2,431,400

  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. To facilitate the timely preparation of the consolidated financial statements, the accounts of certain international operations have been consolidated for fiscal years ending in April. The consolidated financial statements in fiscal 1997 will eliminate the one month lag in reporting for these international operations. The results of operations of May 1996 of these entities, which would have previously been reported in results of fiscal 1997, will be recorded as an adjustment to beginning retained earnings for fiscal 1997.

Recognition of revenues:

Revenues recognized include sales plus fees earned on sales by licensees.

Advertising:

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Total advertising and promotion expenses were $642,500,000, $495,000,000 and $373,100,000 for the years ended May 31, 1996,
1995 and 1994, respectively. Included in prepaid expenses and other assets was $69,300,000 and $24,300,000 at May 31, 1996 and 1995, respectively, relating to prepaid advertising and promotion expenses.

Cash and equivalents:

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities three months or less.

Inventory valuation:

Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all U.S. inventories. International inventories are valued on a first-in, first-out
(FIFO) basis.

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

Identifiable intangible assets and goodwill:

At May 31, 1996 and 1995, the Company had patents, trademarks and other identifiable intangible assets with a value of $209,586,000 and $209,203,000, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $327,555,000 and $329,726,000 at May 31, 1996 and 1995, respectively.

Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $62,329,000 and $43,022,000 at May 31, 1996 and 1995, respectively. Amortization expense, which is included in other income/expense, was $21,772,000, $13,176,000 and $8,409,000 for the years ended May 31, 1996, 1995 and 1994, respectively. Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

Other liabilities:

Other liabilities include amounts with settlement dates beyond one year, and are primarily composed of long-term deferred endorsement payments of $21,674,000 and $26,893,000 at May 31, 1996 and 1995, respectively. Deferred payments to endorsers relate to amounts due beyond contract termination, which are discounted at various interest rates and accrued over the contract period.

Endorsement contracts:

Accounting for endorsement contracts is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Contracts requiring prepayments are included in prepaid expenses or other assets depending on the length of the contract.

Foreign currency translation:

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment in shareholders' equity.

Derivatives:

The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any gains are included in accrued liabilities and are recognized in earnings when the transaction being hedged is recognized. See Note 14 for further discussion.

Income taxes:

Income taxes are provided currently on financial statement earnings of international subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed international earnings to invest indefinitely in its international operations.

In June 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109). The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 6 for further discussion.

Net income per common share:

Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the periods reported.

On October 30, 1995, the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect this stock split.

Management estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates, including estimates relating to assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Reclassifications:

Certain prior year amounts have been reclassified to conform to fiscal 1996 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - INVENTORIES


Inventories by major classification are as follows:

(in thousands)
May 31                                  1996            1995
Finished goods                         $906,943        $618,521
Work-in-progress                         20,002           9,064
Raw materials                             4,206           2,157

                                       $931,151        $629,742

The excess of replacement cost over LIFO cost was $16,023,000 at May 31, 1996, and $19,512,000 at May 31, 1995.


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment includes the following:


(in thousands)
May 31                                                   1996              1995
Land                                                   $   75,369          $ 68,102
Buildings                                                 246,602           224,586
Machinery and equipment                                   572,396           470,422
Leasehold improvements                                     83,678            63,716
Construction in process                                    69,660            64,387
                                                        1,047,705           891,213
Less accumulated depreciation                             404,246           336,334

                                                       $  643,459          $554,879


NOTE 4 - SHORT-TERM BORROWINGS AND CREDIT LINES

Notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

(in thousands)

May 31                                     1996                              1995

                                 Borrowings    Interest Rate       Borrowings   Interest Rate
Banks:
U.S. Operations                  $  ---         ---%               $118,609     6%
International Operations          445,064     4-3/8                 278,491     5
                                 $445,064                          $397,100

NIAC                             $237,413     5-4/5%               $129,480     6%


At May 31, 1995, the Company had no outstanding borrowings under its $300 million unsecured multiple option facility with sixteen banks. On September 15, 1995, the Company terminated this facility and entered into a new $500 million unsecured multiple-option facility with eleven banks, which matures on October 31, 2000. This agreement contains optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on this agreement is determined by the borrowing option and, under the committed revolving loan facility, is either the London Interbank Offered Rate (LIBOR) plus .19% or the higher of the Fed Funds rate plus .50% or the Prime Rate. The agreement provides for annual fees of .07% of the total commitment. Under the agreement, the Company must maintain among other things certain minimum specified financial ratios with which the Company was in compliance at May 31, 1996. At May 31, 1996, there were no outstanding borrowings under this facility.

Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service. At May 31, 1996 there were no amounts outstanding and at May 31, 1995 there was $118,609,000 outstanding under these arrangements.

The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing international operations. Certain of these loans can be secured by accounts receivable and inventory.

The Company purchases through Nissho Iwai American Corporation(NIAC) substantially all of the athletic footwear and apparel it acquires from non-U.S. suppliers. Accounts payable to NIAC are generally due up to 120 days after shipment of goods from the foreign port. Interest on such accounts payable accrues at the ninety day LIBOR rate as of the beginning of the month of the invoice date, plus .30%.


NOTE 5 - LONG-TERM DEBT

Long-term debt includes the following:
(in thousands)

May 31                                          1996           1995

10.4% senior secured note                       $  ---         $22,244
9.43% capital warehouse lease, payable in
quarterly installments through 2007               7,485          9,078
Other                                             9,400         11,186

     Total                                       16,885         42,508
Less current maturities                           7,301         31,943

                                                $ 9,584        $10,565


The senior secured note was acquired in connection with the acquisition of Bauer and was liquidated subsequent to May 31, 1995. Amounts of long-term maturities in each of the five fiscal years 1997 through 2001 respectively, are $7,301,000, $2,407,000, $2,338,000, $863,000 and $800,000. As of
June 27, 1996, the Company's Japanese subsidiary borrowed 10.5 billion Japanese yen in a private placement (approximately $100 million) with a maturity of June 26, 2011. Interest is paid semi-annually at 4.3%. The agreement provides for early retirement after year ten.

NOTE 6 - INCOME TAXES:

Income before income taxes and the provision for income taxes are as follows:

(in thousands)

Year Ended May 31                                     1996        1995         1994

Income before income taxes:
     United States                                 $644,755       $467,548      $318,367
     Foreign                                        254,335        182,316       172,227

                                                   $899,090       $649,864      $490,594

Provision for income taxes:
Current:
     United States
        Federal                                    $247,526       $172,127      $121,892
        State                                        42,622         34,764        23,832
     Foreign                                        127,345         75,964        64,034

                                                    417,493        282,855       209,758
Deferred:
     United States
        Federal                                     (33,003)       (25,689)      (12,931)
        State                                       ( 7,657)        (2,430)       (1,868)
     Foreign                                        (30,933)        (4,536)       (3,159)

                                                    (71,593)       (32,655)      (17,958)
                                                   $345,900       $250,200      $191,800

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

A benefit has been recognized for foreign loss carry forwards of $96,600,000 and $32,700,000 at May 31, 1996 and 1995 respectively, which have no expiration. As of May 31, 1996, the Company has utilized all foreign tax credits.

Deferred tax liabilities (assets) are comprised of the following:


(in thousands)
May 31                                                    1996             1995

Undistributed earnings of foreign subsidiaries           $  3,220        $ 18,164
Other                                                      12,040           15,213
  Gross deferred tax liabilities                           15,260           33,377
Allowance for doubtful accounts                            (9,050)          (7,952)
Inventory reserves                                        (20,796)         (15,645)
Deferred compensation                                     (17,583)         (10,221)
Reserves and accrued liabilities                          (42,870)         (30,335)
Tax basis inventory adjustment                            (12,363)          (8,852)
Depreciation                                               (2,594)          (1,796)
Foreign loss carry forwards                               (25,162)          (6,000)
Other                                                     (12,978)          (7,444)
  Gross deferred tax assets                              (143,396)         (88,245)
Net deferred tax assets                                 $(128,136)        $(54,868)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

Year ended May 31,                             1996           1995           1994
U.S. Federal statutory                          35.0%         35.0%          35.0%
State income taxes, net of federal benefit       2.6           3.2            3.2
Tax benefit from permanent reinvestment
   of foreign earnings                           --            --            (2.6)
Impact of rate increase                          --            --             1.5
Other, net                                        .9           .3             2.0

Effective income tax rate                      38.5%         38.5%           39.1%


During 1982, the Company purchased future tax benefits for $15,277,000. Tax benefits of $2,697,000 in excess of the purchase price have been recognized as of May 31, 1996 and are classified in non-current deferred income taxes.

NOTE 7 - REDEEMABLE PREFERRED STOCK

NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $300,000. A cumulative dividend of $.10 per share is payable annually on May 31 and no dividends may be declared or paid on the Common Stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 1996. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NOTE 8 - COMMON STOCK

The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110,000,000 and 350,000,000, respectively.
The Company announced a two-for-one stock split which was effected in the form of a 100% stock dividend on outstanding Class A and Class B Common Stock, paid October 30, 1995. Each share of Class A common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 6,720,000 shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 8,000,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses, and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock appreciation rights, and the purchase price of restricted stock, may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 1996, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123), which is effective for years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of common stock, stock options, and other equity instruments to employees based upon the fair value of the instruments when issued. Companies electing not to recognize compensation expense are required to disclose what net income and earnings per share would have been if the expense were recognized. At this time, the Company expects to elect the disclosure option of SFAS No. 123 rather than recognition of compensation expense.

The following summarizes the stock option transactions under the 1980 and 1990
Plans:



                                                       Shares           Option Price
                                                      (in thousands)    Per Share($)
                                                                         <C.
Options outstanding May 31, 1994:                      2,354             4-3/4   to   56-7/8
       Exercised                                        (223)            4-3/4   to   60-1/2
       Surrendered                                       (24)           37-5/8   to   59-3/4
       Granted                                           581            58-7/8   to   74-7/8

Options outstanding May 31, 1995:                      2,688            11-17/32 to   74-7/8
       Exercised                                        (623)            5-49/64 to   42
       Surrendered                                       (50)           26-7/16  to   42
       Granted                                           647            42       to   96-3/8
       Stock Split                                     2,991             5-49/64 to   42

Options outstanding May 31, 1996                       5,653             6-9/32  to   96-3/8
Options exercisable at May 31
       1995                                            1,018            11-17/32 to   60-1/2
       1996                                            4,676             6-9/32  to   37-7/16

In addition to the option plans discussed previously, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 1996, 3,867,000 options with exercise prices ranging from $.417 per share to $46.31 per share had been granted.
The aggregate compensation expenses related to these agreements is $8,133,000 and is being amortized over vesting periods from October 1980 through October 1998. The outstanding agreements expire from February 1998 through September 2005.

The following summarizes transactions outside the option plans for the three years ended May 31, 1996:


                                                       Shares             Option Price
                                                       (in thousands)     Per Share($)

Options outstanding May 31, 1994:                        269               4-3/4   to   51
       Exercised                                         (18)              4-3/4   to   38-1/4
       Surrendered                                        --                      --
       Granted                                            --                      --

Options outstanding May 31, 1995:                        251               4-3/4   to   56-1/4
       Exercised                                        (133)              4-3/4   to   43-1/4
       Surrendered                                        --                      --
       Granted                                            95              46-5/16  to   84
       Stock Split                                       198               6-1/4   to   46-5/16

Options outstanding May 31, 1996:                        411               6-1/4   to   46-5/16

Options exercisable at May 31:
        1995                                             207               4-3/4   to   56-1/4
        1996                                             160               6-1/4   to   28-3/8


NOTE 9 - BENEFIT PLANS:

The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $15,500,000, $11,200,000 and $8,500,000 to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 1996, 1995 and 1994, respectively.

The Company has a voluntary 401(k) employee savings plan. The Company matches with Common Stock a portion of employee contributions, vesting that portion over 5 years. Company contributions to the savings plan were $4,660,000, $3,363,000 and $3,503,000 for the years ended May 31, 1996, 1995 and 1994, respectively.

NOTE 10 - OTHER INCOME/EXPENSE, NET

Included in other income/expense for the years ended May 31, 1996, 1995 and 1994, is interest income of $16,083,000, $26,094,000 and $19,064,000, respectively. The Company recognized $11,412,000 and $7,060,000 in non-recurring specific obligations associated with the shutdown of certain facilities in conjunction with the consolidation of European warehouses for the years ended May 31, 1995 and 1994, respectively.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company leases space for its offices, warehouses and retail stores under leases expiring from one to twenty-one years after May 31, 1996. Rent expense aggregated $52,483,000, $43,506,000 and $37,677,000 for the years ended May
31, 1996, 1995 and 1994, respectively. Amounts of minimum future annual rental commitments under non-cancellable operating leases in each of the five fiscal years 1997 through 2001 are $55,196,000, $54,189,000, $44,196,000,
$40,049,000, $37,025,000, respectively, and $247,320,000 in later years.

Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

NOTE 12 - ACQUISITION OF BAUER INC.

During the third quarter of fiscal 1995, NIKE acquired all the outstanding shares of Bauer Inc. (formerly Canstar Sports Inc.), the world's largest hockey equipment manufacturer. The acquisition was accounted for using the purchase method of accounting. The cash purchase price, including acqusition costs, was approximately $409 million.

Bauer's assets and liabilities have been recorded in the Company's consolidated balance sheet at their fair values at the acquisition date. Identifiable intangible assets and goodwill relating to the purchase approximated $336 million with estimated useful lives ranging from 5 to 40 years. The amortization period is based on the Company's belief that the combined company has substantial potential for achieving long-term appreciation of the fully integrated global company. Bauer will permit the continued expansion of the current lines of business, as well as the development of new businesses, which can be used to strategically exploit the companies' brand names and products on an accelerated basis. NIKE believes that the combined company will benefit from the acquisition for an indeterminable period of time of at least 40 years and that therefore a 40-year amortization period is appropriate. The proforma effect of the acquisition on the combined results of operations in fiscal 1995 was not significant.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet because of their short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt at May 31, 1996, is approximately $9,539,000, compared to a carrying value $9,584,000. See Note 14 for discussion of derivatives.

NOTE 14 - FINANCIAL RISK MANAGEMENT AND DERIVATIVES

The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed.
Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related receivables and payables. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollar. Premiums paid on purchased options and any realized gains are included in accrued liabilities and recognized in earnings when the transaction being hedged is recognized. Deferred option premiums, net of realized gains, were a liability of $5.1 million and $0.9 million at May 31, 1996 and 1995, respectively. Gains and losses related to hedges of firmly committed transactions and the related receivables and payables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the hedged transaction. Net realized and unrealized gains (losses) on forward contracts deferred at May 31, 1996 and 1995 were $20.7 million and ($11.8) million, respectively.

The estimated fair values of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts is estimated by obtaining quoted market prices. The fair value of option contracts is estimated using option pricing models widely used in the financial markets. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and the overall reduction in the Company's exposure to adverse fluctuations in foreign exchange rates. The notional amounts of derivatives summarized below do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure to the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates or other financial indices.

The following table presents the aggregate notional principal amount, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 1996 and 1995.

(in millions)

                         May  31, 1996                        May 31, 1995
                         Notional                             Notional
                         Principal     Carrying    Fair       Principal   Carrying    Fair
                         Amounts       Values      Values     Amounts      Values     Values
Forward Contracts:       $1,422.8       ($2.1)     $14.5      $706.2       ($ 1.4)     ($13.8)
Purchased Options           280.2         2.6         .5        62.5          1.4         1.3
     Total               $1,703.0        $ .5      $15.0      $768.7          --       ($12.5)


At May 31, 1996 and May 31, 1995, the Company had no contracts outstanding with maturities beyond one year. All realized gains/losses deferred at May 31, 1996 will be recognized within one year.

The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings; however, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at May 31, 1996 and 1995. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. Additionally, the Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 15 - INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS

The Company operates predominantly in one industry segment, that being the design, production, marketing and selling of sports and fitnes footwear, apparel and accessories. During 1996, 1995 and 1994, sales to one major customer amounted to approximately 12%, 14% and 14% of total sales, respectively. The geographic distribution of the Company's identifiable assets, operating income and revenues are summarized in the following table:


(in thousands)

Year ended May 31,                                      1996           1995           1994
Revenues from unrelated entities:
       United States                                   $3,964,662     $2,997,864      $2,432,684
       Europe                                           1,334,340        980,444         927,269
       Asia/Pacific                                       735,094        515,652         283,421
       Latin America/Canada and other                     436,529        266,874         146,294

                                                       $6,470,625     $4,760,834      $3,789,668

Inter-geographic revenues:
       United States                                   $    8,153     $    6,396       $   3,590
       Europe                                               7,398          5,438           6,514
       Asia/Pacific                                          --             --              --
       Latin America/Canada and other                      67,062         31,449           9,872

                                                       $   82,613     $   43,283       $  19,976

Total revenues:
       United States                                   $3,972,815     $3,004,260      $2,436,274
       Europe                                           1,341,738        985,882         933,783
       Asia/Pacific                                       735,094        515,652         283,421
       Latin America/Canada and other                     503,591        298,323         156,166
       Less inter-geographic revenues                     (82,613)       (43,283)        (19,976)

                                                       $6,470,625     $4,760,834      $3,789,668

Operating income:
       United States                                   $  697,094     $  501,685      $  344,632
       Europe                                             145,722        113,800         124,242
       Asia/Pacific                                       123,585         64,168          46,753
       Latin America/Canada and other                      55,851         37,721          19,141
       Less corporate, interest and other income
             (expense) and eliminations                  (123,162)       (67,510)        (44,174)

                                                       $  899,090     $  649,864      $  490,594

Assets:
       United States                                   $2,371,991     $1,425,932      $1,171,948
       Europe                                             941,522        831,468         487,085
       Asia/Pacific                                       386,485        306,390         197,067
       Latin America/Canada and other                     188,839        383,263          79,549

       Total identifiable assets                        3,888,837      2,947,053       1,935,649
       Corporate cash and eliminations                     62,791        195,692         438,166

                         Total assets                  $3,951,628     $3,142,745      $2,373,815


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company has filed with the Securities and Exchange Commission its definitive proxy statement dated August 12, 1996 for the annual meeting of shareholders to be held on September 16, 1996. The information required by this Item with respect to the Company's directors is incorporated herein by reference from pages 3 through 6, 10 and 11 of such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

  The information required by Items 11-13 of Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated August 12, 1996 for its 1996 annual meeting of shareholders.

                                                                        PROXY
                                                                      STATEMENT
                                                                      PAGE NO.
                                                                      ---------
ITEM 11. EXECUTIVE COMPENSATION.....................................    7-8, 11-21
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGE-
         MENT.......................................................     8-11
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    20-21

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                     FORM 10-K
                                                                     PAGE NO.
                                                                     ---------
   1. FINANCIAL STATEMENTS:
   Report of Independent Accountants................................     16
   Consolidated Statement of Income for each of the three years
    ended May 31, 1996..............................................     17
   Consolidated Balance Sheet at May 31, 1996 and 1995..............     18
   Consolidated Statement of Cash Flows for each of
    the three years ended May 31, 1996..............................     19
   Consolidated Statement of Shareholders' Equity for each of the
    three years ended May 31, 1996..................................     20
   Notes to Consolidated Financial Statements.......................     21-31
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

  3. EXHIBITS:

    3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

    3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

   10.2 Form of non-employee director Stock Option Agreement (incorporated by refernce from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).*

   10.3 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

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

(B) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995:

    March 29, 1996   Item 5. Other Events         Press Release regarding
                                                  third quarter earnings
                                                    release.

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
                                 =======  =======  =======  =======   =======

For the year ended May 31,
 1996
  Allowance for doubtful
   accounts...................   $32,663  $20,527 ($ 1,144) $ 8,674   $43,372
  Other assets................         0                                    0
 ..............................   -------  -------  -------  -------   -------
 .................................$32,663  $20,527 ($ 1,144) $ 8,674   $43,372
                                 =======  =======  =======  =======   =======

- --------

                                  SCHEDULE IX

                            SHORT-TERM BORROWINGS(1)
                                 (IN THOUSANDS)

CAPTION>

                                                                      WEIGHTED
                                                                       AVERAGE
                                                MAXIMUM     AVERAGE   INTEREST
                            BALANCE  WEIGHTED   AMOUNT      AMOUNT      RATE
                             AT END  AVERAGE  OUTSTANDING OUTSTANDING  DURING
                               OF    INTEREST DURING THE  DURING THE     THE
                             PERIOD    RATE    PERIOD(2)   PERIOD(3)  PERIOD(3)
                            -------- -------- ----------- ----------- ---------

For the year ended May 31,
 1994:
  Notes Payable to banks:
  U.S. Operations           $  6,462   4 7/8%    $115,505    $ 32,944         3-1/3%
  International Operations   120,916   4 3/4      127,299      76,831         4-3/4
                             -------              -------     -------
                            $127,378             $242,804    $109,775
                             =======              =======     =======
  Interest bearing accounts
   payable to NIAC          $118,274   4 2/3%    $118,274    $ 71,856         3-7/8%
                             =======              =======     =======

For the year ended May 31,
 1995:
  Notes payable to banks:
  U.S. Operations           $118,609  6%         $217,212    $ 49,277         6-1/2%
  International Operations   278,491  5           278,491     157,941         5-1/8
                             -------              -------     -------
                            $397,100             $495,703    $207,218
                             =======              =======     =======
  Interest bearing accounts
   payable to NIAC          $129,480  6%         $142,483    $118,032         6%
                             =======              =======     =======

For the year ended May 31,
 1996:
Noted payable to banks:
  U.S. Operations          $ --        --%      $138,479    $ 64,554         6-1/3%
  International Operations  445,064  4-3/8       481,344     356,822         3-6/7
                             -------              -------     -------
                            $445,064             $619,823    $421,376
                             =======              =======     =======
Interest bearing accounts
  payable to NIAC           $237,413  5-4/5%     $237,413    $186,161         6%
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

                                   SCHEDULE X

                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (IN THOUSANDS)

                                                         YEAR ENDED MAY 31
                                                     --------------------------
                                                      1994    1995     1996
                                                     -------- -------- --------
Charged to costs and expenses:
  Advertising and promotions........................ $373,126 $495,006 $642,499

  The other required categories of expenses have not been shown because they do not exceed one percent of revenues.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

  We hereby consent to the incorporation by reference in the documents listed below, of our report dated July 3, 1996, which appears on Page 15 of this Annual Report on Form 10-K:

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

    2. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 33-29262);

    3. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-43205).

    4. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-48977); and

    5. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-41842).

    6. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 33-63995).

Price Waterhouse LLP
Portland, Oregon
August 29, 1996

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NIKE, Inc.

Date: August 29, 1996
                                                 /s/ Philip H. Knight
                                          By _______________________________

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

                                          Principal Executive Officer and
                                          Director:

Date: August 29, 1996                            /s/ Philip H. Knight
                                          By _______________________________

                                                     Philip H. Knight
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  Principal Financial and
                                                    Accounting Officer:

Date: August 29, 1996                            /s/ Robert S. Falcone
                                          By _______________________________

                                                     Robert S. Falcone
                                            Vice President and Chief Financial
                                                          Officer


DIRECTORS:

Date: August 29, 1996
                                          By /s/ William J. Bowerman
                                                    William J. Bowerman
                                                         Director

Date: August 29, 1996
                                          By /s/ Jill K. Conway
                                                      Jill K. Conway
                                                         Director

Date: August 29, 1996
                                          By /s/ Ralph D. DeNunzio
                                                     Ralph D. DeNunzio
                                                         Director

Date: August 29, 1996
                                          By /s/ Richard K. Donahue
                                                    Richard K. Donahue
                                                         Director

Date: August 29, 1996
                                          By /s/ Delbert J. Hayes
                                                     Delbert J. Hayes
                                                         Director

Date: August 29, 1996
                                          By /s/ Douglas G. Houser
                                                     Douglas G. Houser
                                                         Director

Date: August 29, 1996
                                          By /s/ John E. Jaqua
                                                       John E. Jaqua
                                                         Director

Date: August 29, 1996
                                          By Ralph A. Pfeiffer, Jr.
                                                  Ralph A. Pfeiffer, Jr.
                                                         Director

Date: August 29, 1996
                                          By /s/ Charles W. Robinson
                                                    Charles W. Robinson
                                                         Director

Date: August 29, 1996
                                          By /s/ John R. Thompson, Jr.
                                                   John R. Thompson, Jr.
                                                         Director