Form 10-K/A
period 1996-05-31
NIKE INC
filed 1996-09-23
CIK 320187

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K/A

                       Amendment to Form 10-K
        Filed pursuant to the Securities Exchange Act of 1934

                               NIKE, Inc.
          (Exact name of registrant as specified in charter)

                            AMENDMENT NO. 1

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1996 as set forth below:

 TABLE OF CONTENTS, PART III is amended to read as follows:

PART III  (Except for the information set forth under "Executive of the Registrant" in Item I above, Part III is
          incorporated by reference from the Proxy Statement for
          the NIKE, Inc. 1996 annual meeting of shareholders.)........32

PART IV, ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K., 3. EXHIBITS (b) is amended to read as follows:

   (b) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1996:

   March 29, 1996    Item 5.  Other Events     Press Release regarding
                                               third quarter earnings.

     SIGNATURE Pages are amended to read as follows

SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          NIKE, Inc.

Date: August 29, 1996

                                          By  /s/ Philip H. Knight
                                                     Philip H. Knight,
                                                 Chairman of the Board and
                                                  Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                          Principal Executive Officer and
                                          Director:

Date: August 29, 1996
                                          By  /s/ Philip H. Knight
                                                     Philip H. Knight
                                                 Chairman of the Board and
                                                  Chief Executive Officer

                                                  Principal Financial and
                                                    Accounting Officer:

Date: August 29, 1996
                                          By  /s/ Robert S. Falcone
                                                     Robert S. Falcone
                                            Vice President and Chief Financial
                                                          Officer

DIRECTORS:

Date: August 29,1996                        By  /s/ William J. Bowerman
                                              William J. Bowerman
                                              Director

Date: August 29, 1996                       By  /s/ Thomas E. Clarke
                                              Thomas E. Clarke
                                              Director

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

Date: August 29, 1996                       By  /s/ Richard K. Donahue
                                              Richard K. Donahue
                                              Director

Date: August 29, 1996                       By  /s/ Delbert J. Hayes
                                              Delbert J. Hayes
                                              Director

Date: August 29, 1996                       By  /s/ Douglas G. Houser
                                              Douglas G. Houser
                                              Director

Date: August 29, 1996                       By  /s/ John E. Jaqua
                                              John E. Jaqua
                                              Director

Date: August 29, 1996                       By  /s/ Kenichi Ohmae
                                              Kenichi Ohmae
                                              Director

Date: August 29, 1996                       By  /s/ Ralph A. Pfeiffer, Jr.
                                              Ralph A. Pfeiffer, Jr.
                                              Director

Date: August 29, 1996                       By  /s/ A. Michael Spence
                                              A. Michael Spence
                                              Director

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

                               NIKE, Inc.
                              (Registrant)




Date:  September 25, 1996      By  /s/ Robert S. Falcone
                               Vice President and
                               Chief Financial Officer