Form 10-Q
period 1996-08-31
NIKE INC
filed 1996-10-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 1996 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 1996 were:
                                   _________________

                    Class A          50,990,185

                    Class B          93,019,323
                                   ____________
                                    144,009,508
                                    ===========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Aug. 31,      May 31,
                                                         1996         1996
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  398,098   $  262,117
     Accounts receivable                              1,627,046    1,346,125
     Inventories (Note 3)                               909,414      931,151
     Deferred income taxes                               88,852       93,120
     Prepaid expenses                                   120,298       94,427
                                                     __________    _________

     Total current assets                             3,143,708    2,726,940

Property, plant and equipment                         1,116,998    1,047,705
     Less accumulated depreciation                      425,420      404,246
                                                     __________   __________
                                                        691,578      643,459

Identifiable intangible assets and goodwill             469,332      474,812
Deferred income taxes and other assets                  121,210      106,417
                                                     __________   __________

                                                     $4,425,828   3,951,628
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    4,175   $    7,301
     Notes payable                                      539,210      445,064
     Accounts payable                                   416,600      455,034
     Accrued liabilities                                525,738      480,407
     Income taxes payable                               141,287       79,253
                                                     __________   __________

          Total current liabilities                   1,627,010    1,467,059
Long-term debt                                          107,247        9,584
Deferred income taxes                                     1,764        1,883
Other liabilities                                        32,559       41,402
Commitments and contingencies (Note 4)                       --           --
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-50,990 and
            51,120 shares outstanding                       152          153
          Class B-93,019 and 92,509 shares
               outstanding                                2,704        2,702
     Capital in excess of stated value                  170,712      154,833
     Foreign currency translation
       adjustment                                        (7,190)     (16,501)
     Retained earnings                                2,490,570    2,290,213
                                                     ___________  __________

                                                      2,656,948    2,431,400
                                                     ___________  __________

                                                     $4,425,828   $3,951,628
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


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended
                                           August 31,
                                      __________________

                                         1996     1995*
                                         ____     ____

                            (in thousands, except per share data)
Revenues                             $2,281,926  $1,700,020
                                      _________   _________

Costs and expenses:
     Cost of sales                    1,362,119   1,013,379
     Selling and administrative         529,537     369,043
     Interest                            12,666      11,251
     Other expense (income)               8,641      10,249
                                       ________     ________

                                      1,912,963   1,403,922
                                       ________     ________

Income before income taxes              368,963     296,098

Income taxes                            142,900     114,000
                                       ________    ________

Net income                           $  226,063  $  182,098
                                      =========   =========

Net income per common share(Note 2)  $     1.53  $     1.25
                                      =========   =========
Dividends declared per common share  $      .15  $     .125
                                      =========   =========

Average number of common and
 common equivalent shares (Note 2)      148,184     145,852
                                      =========   =========

*For comparable purposes with 1996, results for the three months ended August 31, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

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


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                          _________________

                                                          1996         1995*
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $226,063   $182,098
Income charges (credits) not
            affecting cash:
            Depreciation                                   27,012     20,185
            Deferred income taxes and
              purchased tax benefits                        5,984        199
          Other                                            13,306      7,048
          Changes in other working capital
            components                                   (250,952)   (86,391)
                                                          ________    _______

          Cash provided by operations                      21,413     123,139
                                                          ________    _______
Cash (used) provided by investing activities:
          Additions to property, plant and
            equipment                                     (74,260)    (55,986)
          Disposals of property, plant and
            equipment                                       7,525       1,779
          (Increase) decrease in other assets             (16,211)      1,631
          (Decrease) in other liabilities                  (9,651)        --
                                                           _______     _______

          Cash used by investing activities               (92,597)    (52,576)
                                                           _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                      98,808         644
          Reductions in long-term debt
            including current portion                      (2,263)    (26,183)
          Increase (decrease) in notes payable             78,983     (52,700)
          Proceeds from exercise of options                 9,381       7,637
          Repurchase of stock                                --       (18,756)
          Dividends - common and preferred                (21,547)    (17,893)
                                                          _______     _______
          Cash provided (used) by financing
            activities                                    163,362    (107,251)
                                                          _______     _______

Effect of exchange rate changes on cash                       799        (544)
                                                          _______     _______

Effect of May 1996 cash flow activity for certain
  subsidiaries (Note 5)                                    43,004          --
                                                          _______     _______

Net increase (decrease) in cash and equivalents           135,981     (37,232)
Cash and equivalents, May 31, 1996 and 1995               262,117     220,935
                                                          _______     _______

Cash and equivalents, August 31, 1996
  and 1995                                               $398,098    $183,703
                                                          ========    ========

* For comparable purposes with 1996, results for the three months ended August 31, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 1996 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

     On October 30, 1995 the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect this stock split.

     In September of 1996, the Company's Board of Directors announced a two-for-one stock split in the form of a 100 percent stock dividend to be paid on October 23, 1996 to shareholders of record on October 11, 1996.

NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          1996         1996
                                        ________     ________

                                           (in thousands)
                    Finished goods      $864,081     $906,943
                    Work-in-process       40,419       20,002
                    Raw materials          4,914        4,206
                                        ________     ________

                                        $909,414     $931,151
                                        ========     ========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


NOTE 5 - Change in year-end of certain subsidiaries:
          __________________________________________

     Prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag which allowed more time to compile results. The Company has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 loss from operations for these entities of $4.1 million was recorded directly to retained earnings. The change affected the quarterly reporting periods for these operations and thus the income statement and cash flow statement have been presented to show comparable results for the quarter as if the change would have occurred in the prior year. The effect of the change is not material to the consolidated balance sheet and as a result the balance sheet as of May 31, 1996 has not been adjusted.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income increased 24% over the prior year's first quarter to $226.1 million, or $1.53 per share, from $182.1 million, or $1.25 per share. Revenues totaled $2.28 billion, up 34% from $1.70 billion in last year's first quarter, the first time that revenues exceeded $2 billion in one quarter. This period also marks the eighth straight quarter of double digit increases in total revenues. Gross margin percentage remained consistent with the prior year's first quarter. Selling and administrative expenses were 23.2% of revenue compared to 21.7% in the prior year.

     Revenues for the quarter increased $581.9 million over the $1.7 billion reported in the same period of the prior year. U.S. revenues increased $380 million, or 39%. U.S. apparel increased 93% over last year's first quarter, the second consecutive quarter that U.S. apparel exceeded $200 million in revenues and the first time revenues exceeded $1 billion on a trailing twelve month basis. U.S. footwear increased $210.5 million, or 26.6%, over last year due to a 24% increase in pairs sold and a 3% increase in average selling price. These increases were primarily due to men's basketball, up 48%, and women's business, up 38%. Golf increased 124%. For the quarter, international revenue increased $202.8 million, or 35%, over last year. All regions showed double digit increases with Europe up 29%, Asia Pacific up 50% and the Americas region up 36%. The effect of exchange rates decreased the quarter's international revenues $55 million, or 10%, compared to the prior year. Other brands, which includes Cole Haan (R), Tetra Plastics, Sports Specialties and Bauer Inc., decreased slightly, $1.3 million, or 1%. The breakdown of revenues follows:

                                     Three months ended Aug. 31,

                                       1996         1995(1)     % Change
                                        (in thousands)

U.S. Footwear                        $1,002,103  $  791,568     27%
U.S. Apparel                            352,385     182,483     93%
                                      _________     _______     __

Total United States                   1,354,488     974,051     39%

International Footwear                  548,538     427,032     28%
International Apparel                   232,339     151,051     54%
                                        _______     _______     __

Total International                     780,877     578,083     35%

Other Brands                            146,561     147,886    (1)%
                                        _______     _______    ___

Total Revenues                       $2,281,926  $1,700,020     34%
                                     ==========  ==========    ===

(1) For comparable purposes with 1996, results for the three months ended August 31, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

     Consolidated gross margin percentage remained relatively flat at 40.3% for the quarter compared to 40.4% for last year's first quarter, due to continued strong demand for NIKE products worldwide combined with sound inventory management. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk and production sourcing in order to maximize gross profit. Gross profit percentages for the remainder of fiscal year 1997 are expected to be affected by strong demand for NIKE products offset by continued increased levels of air freight to meet the delivery dates on increasing customer orders. The gross profit percentage for the full year is expected to approximate last fiscal year's percentage.*

     Selling and administrative expenses increased $160 million over the previous year's first quarter and increased as a percent of sales to 23.2%, compared to 21.7% in last year's first quarter. The majority of the increase in absolute dollars and percentage increases occurred in the U.S. and Europe due to planned marketing and advertising expenditures relating to the Olympics and the European soccer championships. It is expected that selling and administrative expenses as a percentage of revenues for the fiscal year will approximate last year's level.*

     Interest expense increased slightly over the prior year due to increased short term borrowings for increased operations. The Company's Japanese subsidiary entered into a new long-term debt arrangement, as further discussed below.

     The Company's effective tax rate for the first quarter was 38.7% compared to 38.5% in the prior year's first quarter. The slight increase was due to higher tax on foreign earnings. The Company anticipates the tax rate for fiscal 1997 will remain at approximately 38.7%.*

     Worldwide future and advance orders for NIKE Brand athletic footwear and apparel scheduled for delivery from September 1996 through January 1997 were approximately $3.5 billion, 66% higher than such orders booked in the comparable period of the prior year.* These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for the subsequent periods. This is because the mix of advance futures and "at once" orders has shifted significantly toward furtures orders as the NIKE brand became more established in all areas, specifically in the U.S. apparel business and in international regions. The mix of advance orders to "at once" orders will continue to vary as the U.S. apparel business and international operations continue to account for a greater percentage of total revenues and place a greater emphasis on futures programs.* Finally, exchange rates can cause differences in the comparisons.

     As further explained in Note 5, prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag which allowed more time to compile results. The Company has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. The May 1996 loss from operations for these entities of $4.1 million was recorded directly to retained earnings.
The income statement and cash flow statement for the quarter ended
August 31, 1995 have been presented as if these entities reported on a same month basis. There was no unusual activity in the month of May
1996 for the entities affected by the change to concurrent month reporting. The cash flow for the month was impacted mainly by changes in working capital components due to increased operations.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     The Company's financial position remains strong at August 31, 1996. Since May 31, 1996, total assets grew $474 million to approximately $4.4 billion and shareholder's equity increased $226 million to nearly $2.7 billion. Working capital increased $257 million as a result of higher levels of cash and equivalents and accounts receivable offset by increased notes payable, accrued liabilities and income taxes payable. The Company's current ratio increased compared to May 31, 1996 from 1.86:1 to 1.93:1.

    Since May 31, 1996, cash and equivalents increased $136 million (52%) and accounts receivable increased $281 million (21%) due to the high level of first quarter revenues compared to the same period in the prior year. Inventory levels decreased $22 million from May 31, the most significant change coming from U.S. footwear which decreased $47 million due to the large selling season.

     Current liabilities increased $160 million from May 31, 1996, with the most significant increases occurring in notes payable ($94 million) and accrued liabilities ($45 million) due to higher a level of operations and income taxes payable ($62 million) due to timing of tax payments.

     Additions to property, plant and equipment for the first quarter of fiscal 1997 were $74 million with the most significant components related to the continued consolidation of European footwear warehouses, the expansion of NIKE Town retail locations and the expansion of warehouses in the U.S.

     Long-term debt increased $98 million from May 31, 1996. The increase was due almost entirely to the Company's Japanese subsidiary which borrowed
10.5 billion Japanese yen in a private placement with a maturity of June 26, 2011.

     Dividends per share of common stock for the first quarter of fiscal 1997 was $.15 per share compared to $.125 per share for the first quarter of fiscal 1996.

     In September of 1996, the Company's Board of Directors announced a two-for-one stock split in the form of a 100 percent stock dividend to be paid on October 23, 1996 to shareholders of record on October 11, 1996.

     The Company's commercial paper program requires the support of committed and uncommitted lines of credit. There was $88 million outstanding under this program at August 31, 1996. The Company has $500 million available in committed unused lines of credit and, at August 31, 1996, no amounts were outstanding under this credit facility. NIKE's debt-to-equity ratio at August 31, 1996 was .7:1, compared to
 .6:1 at May 31, 1996.

     Management believes that funds generated by operations, together with currently available resources and anticipated long-term debt arrangements, will continue to adequately finance anticipated fiscal 1997 expenditures.*

*The marked items are forward-looking statements that involve risks and uncertainties detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K.

                           Part II - Other Information


Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 16, 1996. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, ratified the appointment of Price Waterhouse LLP as independent accountants for fiscal 1997, and defeated the shareholder proposal regarding monitoring of Indonesian subcontractors.
The voting results are as follows:


Election of Directors

                                                  Votes Cast
                           For          Withheld    Broker Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio          50,333,571     -0-         -0-
Richard K. Donahue         50,333,571     -0-         -0-
Douglas G. Houser          50,333,571     -0-         -0-
John E. Jaqua              50,333,571     -0-         -0-
Philip H. Knight           50,333,571     -0-         -0-
Kenichi Ohmae              50,333,571     -0-         -0-
Ralph A. Pfeiffer, Jr.     50,333,571     -0-         -0-
Charles W. Robinson        50,333,571     -0-         -0-
A. Michael Spence          50,333,571     -0-         -0-
John R. Thompson, Jr.      50,333,571     -0-         -0-

Elected by holders of
Class B Common Stock:

William J. Bowerman        78,556,851   789,884       -0-
Thomas E. Clarke           78,572,406   774,329       -0-
Jill K. Conway             78,774,975   571,760       -0-
Delbert J. Hayes           78,593,917   752,818       -0-

                                                                     Broker
                           For                Against     Abstain    Non-Votes
Proposal 2 -
Ratification of
Appointment
of Accountants:

Class A and Class B
Common Stock Voting
Together                   129,533,063         56,649     90,594        -0-


Proposal 3 -
Shareholer Proposal
regarding
subcontractors:

Class A and Class B
Common Stock Voting
Together                     3,642,906     111,258,271  5,849,783    8,929,346


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

     (b) The following report on Form 8-K was filed by the Company during the first quarter of fiscal 1997:

July 9, 1996           ITEM 5.  OTHER EVENTS.            Press release
                                                         announcing 4th quarter
                                                         earnings

          The following report on Form 8-K was filed by the Company after the first quarter of fiscal 1997, but before this Form 10-Q:

September 26, 1996     ITEM 5.  OTHER EVENTS             Press release
                                                         announcing 1st quarter
                                                         earnings, stock split
                                                         and 1996 financial
                                                         statements restated to
                                                         reflect the stock
                                                         split.


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


DATED:  October 15, 1996