Form 10-Q
period 1996-11-30
NIKE INC
filed 1997-01-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1996 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1996 were:
                                   _________________

                    Class A         101,731,470

                    Class B         186,633,670
                                   _________________

                                    288,365,140
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Nov. 30,      May 31,
                                                         1996         1996
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  267,534   $  262,117
     Accounts receivable                              1,572,426    1,346,125
     Inventories (Note 3)                               981,080      931,151
     Deferred income taxes                              104,820       93,120
     Prepaid expenses                                   145,096       94,427
                                                     __________    _________

     Total current assets                             3,070,956    2,726,940
                                                     __________    _________

Property, plant and equipment                         1,200,747    1,047,705
     Less accumulated depreciation                      442,990      404,246
                                                     __________   __________
                                                        757,757      643,459

Identifiable intangible assets and goodwill             471,394      474,812
Other assets                                            121,048      106,417
                                                     __________   __________

                                                     $4,421,155   $3,951,628
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    3,214   $    7,301
     Notes payable                                      432,517      445,064
     Accounts payable                                   465,686      455,034
     Accrued liabilities                                521,351      480,407
     Income taxes payable                                42,774       79,253
                                                     __________   __________

          Total current liabilities                   1,465,542    1,467,059
Long-term debt                                           98,970        9,584
Non-current deferred income taxes                         1,802        1,883
Other long-term liabilities                              34,832       41,402
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-101,731 and
            102,240 shares outstanding                      152          153
          Class B-186,634 and 185,018 shares
               outstanding                                2,704        2,702
     Capital in excess of stated value                  179,973      154,833
     Foreign currency translation
       adjustment                                        (1,716)     (16,501)
     Retained earnings                                2,638,596    2,290,213
                                                     ___________  __________

                                                      2,819,709    2,431,400
                                                     ___________  __________

                                                     $4,421,155   $3,951,628
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


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended          Six Months Ended
                                          November 30,               November 30,
                                       __________________         __________________

                                      1996        1995*            1996        1995*
                                      ____        ____             ____        ____

                                           (in thousands, except per share data)
Revenues                             $2,107,034  $1,356,758      $4,388,960   $3,056,778
                                      _________   _________        _________   _________
Costs and expenses:
     Cost of sales                    1,277,628     828,129       2,639,747    1,841,508
     Selling and administrative         530,453     353,715       1,059,990      722,758
     Interest                            10,228       8,527          22,894       19,778
     Other expense (income)                (147)      7,375           8,494       17,624
                                       ________     ________      _________    _________

                                      1,818,162   1,197,746       3,731,125    2,601,668
                                       ________     ________      _________    _________

Income before income taxes              288,872     159,012         657,835      455,110

Income taxes                            112,000      61,200         254,900      175,200
                                       ________    ________       _________    _________

Net income                           $  176,872  $   97,812      $  402,935   $  279,910
                                      =========   =========      ==========   ==========

Net income per common share(Note 2)  $     0.60  $     0.34      $     1.36   $      .96
                                      =========   =========      ==========   ==========
Dividends declared per common share  $     0.10  $     0.08      $     0.18   $     0.14
                                      =========   =========      ==========   ==========

Average number of common and
 common equivalent shares (Note 2)      297,022     293,988         296,693      292,840
                                      =========   =========      ==========   ==========

*For comparable purposes with 1996, results for the three and six months ended November 30, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                            November 30,
                                                          _________________

                                                          1996         1995
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $402,935   $279,910
          Income charges (credits) not
            affecting cash:
            Depreciation                                   58,199     41,629
            Deferred income taxes and
              purchased tax benefits                       (5,910)   (10,513)
            Other                                          23,642     10,185
          Changes in other working capital
            components                                   (353,850)  (228,501)
                                                         ________    _______

          Cash provided by operations                     125,016     92,710
                                                         ________    _______
Cash (used) provided by investing activities:
          Additions to property, plant and
            equipment                                    (187,579)   (96,111)
          Disposals of property, plant and
            equipment                                      19,353      3,533
          Increase in other assets                        (25,476)    (2,770)
          Decrease in other liabilities                    (9,652)       --
                                                          _______     _______

          Cash used by investing activities              (203,354)   (95,348)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                      99,789      1,012
          Reductions in long-term debt
            including current portion                     (10,023)   (27,103)
          (Decrease) increase in notes payable            (27,710)    58,670
          Proceeds from exercise of options                13,242     12,709
          Repurchase of stock                                 --     (18,756)
          Dividends paid - common and preferred           (43,153)   (35,800)
                                                          _______    _______
          Cash provided (used) by financing
            activities                                     32,145     (9,268)
                                                          _______    _______

Effect of exchange rate changes on cash                     8,606     (9,169)
                                                          _______    _______

Effect of May 1996 cash flow activity for certain
  subsidiaries (Note 5)                                    43,004        --
                                                          _______    _______

Net (decrease) increase in cash and equivalents             5,417    (21,075)
Cash and equivalents, May 31, 1996 and 1995               262,117    220,935
                                                          _______    _______

Cash and equivalents, November 30, 1996
  and 1995                                               $267,534   $199,860
                                                         ========   ========

*For comparable purposes with 1996, results for the six months ended November 30, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) and six (6) months ended November 30, 1996 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

     On October 23, 1996 the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect this stock split.


NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1996         1996
                                        ________     ________

                                           (in thousands)
                    Finished goods      $902,547     $874,700
                    Work-in-process       44,737       28,940
                    Raw materials         33,796       27,511
                                        ________     ________

                                        $981,080     $931,151
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


NOTE 5 - Change in year-end of certain subsidiaries:
         __________________________________________

     Prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag which allowed more time to compile results. The Company has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 loss from operations for these entities of $4.1 million was recorded directly to retained earnings in the first quarter of the current year. The change affected the previously reported quarterly periods for these operations and thus, the income satement and cash flow statement have been presented to show comparable results for the quarter and year as if the change had occurred in the prior year. The effect of the change is not material to the consolidated balance sheet and as a result the balance sheet as of May 31, 1996 has not been adjusted.

NOTE 6 - Subsequent Event:
         ______________

     In December of 1996, the Company issued $200 million seven-year notes maturing December 1, 2003, with a stated rate of 6.375%.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income increased 81% over the prior year's second quarter, rising to $176.9 million, or $0.60 per share, from $97.8 million, or $0.34 per share last year. Year-to-date net income increased 44% to $402.9 million, $3 million more than the Company's net income for the entire 1995 fiscal year. Revenues were $2.1 billion, up 55% for the quarter and 44% year-to-date. This quarter is the ninth straight quarter of double digit increases in total revenues. Gross margin percentage increased slightly for both the quarter and year-to-date, while selling and administrative expenses decreased as a percentage of revenues for the quarter, but increased as a percentage of revenues on a year-to-date basis.

     Revenues for the quarter increased $750.3 million over the $1.4 billion reported in the same period of the prior year.
U.S. revenues increased $459.9 million, or 63%, for the second quarter, and $840.3 million, or 49%, on a year-to-date basis. U.S. apparel increased 93% over last year's second quarter and has increased more than 85% in each of the last six quarters. U.S. footwear increased $277.8 million, or 52%, over last year's second quarter due to a 48% increase in pairs sold and a 4% increase in average selling price. Increases can be seen in almost all categories, the most significant being men's basketball up 38%, men's running up 90%, men's cross-training up 57%, and women's fitness up 79%. For the quarter international revenues increased $292.2 million, or 60%, with strong growth in both footwear and apparel. Year-to-date, international revenues increased $495.0 million, or 46%. All regions showed double digit increases for the quarter with Europe up 42%, comprised of a 37% increase in footwear and a 53% increase in apparel; Asia Pacific was up 96%, with a 111% growth rate in footwear and a 73% increase in apparel; and the Americas region was up 45%, increasing 25% in footwear and 135% in apparel. Japan, now the largest country outside the U.S. in revenues, increased 171% in the quarter and 111% for the year. The impact of exchange rates on the quarter's revenue was a decrease of $38 million, or 8%. For the year, rates have decreased revenues by $93 million, or 9%. Other brands, which includes Cole Haan (R), Tetra Plastics, Sports Specialties and Bauer Inc., decreased slightly, $1.8 million, (1%), for the quarter and $3.1 million, (1%), year-to-date. The breakdown of revenues follows:


                                    Three Months Ended             Six Months Ended
                                       November 30,                  November 30,
                              1996        1995(1)   % Change     1996        1995(1) % Change
                              ____        ____         ___       ____        ____        ___

                                                       (in thousands)
U.S. Footwear               $  816,283  $  538,497    52%       $1,818,386  $1,330,065   37%
U.S. Apparel                   377,870     195,795    93           730,255     378,278   93
                            __________  __________              __________   _________

Total United States          1,194,153     734,292    63         2,548,641   1,708,343   49
                            __________  __________              __________   _________

International Footwear         517,229     330,162    57         1,065,767     757,194   41
International Apparel          262,021     156,896    67           494,360     307,947   61
                            __________  __________              __________   _________

Total International            779,250     487,058    60         1,560,127   1,065,141   46
                            __________  __________              __________   _________

Other Brands                   133,631     135,408   (1)           280,192     283,294  (1)
                            __________  __________               _________   _________

Total Revenues              $2,107,034  $1,356,758    55%       $4,388,960  $3,056,778   44%
                            ==========  ==========   ===         =========   =========  ===

(1) For comparable purposes with 1996, results for the three and six months ended November 30, 1995 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

     Consolidated gross margin percentage was 39.4% for the quarter compared to 39.0% for last year's second quarter. Year-to-date margins are at 39.9% compared to 39.8% for last year. The increase in gross margin percentage is primarily attributed to footwear price increases taking effect in this quarter as well as changes to product and customer mix during the period. The Company continues to place strong emphasis on inventory management, minimizing foreign exchange risk and production sourcing in order to maximize gross profit. Gross profit percentages for the remainder of fiscal year 1997 are expected to be affected by both strong demand for NIKE products and increased pricing levels, offset by increased levels of air freight to meet the delivery dates or increasing customer orders. At this time, Management expects the percentage for the full year to be up only slightly from last fiscal year's percentage.*

     Selling and administrative expenses increased $177 million over the previous year's second quarter and $337 million year-to-date. As a percentage of revenues, expenses have decreased to 25.2% for the quarter, down from 26.1% for the same period last year. On a year-to-date basis, expenses have increased to 24.2%, up from 23.6%.
For the quarter, the revenue growth outstripped the expenses, resulting in a lower percentage, however, increased spending on advertising and marketing, as well as increased infrastructure costs, make up the majority of both the dollar and percentage increases. At this time, Management expects selling and administrative expenses as a percentage of revenues for the year will approximate the prior year.*

     Interest expense increased for both the quarter and year-to-date over the prior year due to increased short-term borrowings for growing operations, mostly in Europe and Asia Pacific. Other expense decreased $7.5 million for the quarter and $9.1 million year-to-date primarily due to decreased conversion loss on foreign transactions, gains on the disposal of fixed assets, and income earned from a promotional event in Japan.

     The Company's effective tax rate for the year-to-date was 38.75% compared to 38.5% in the prior year. The slight increase is due primarily to higher state income taxes on U.S. earnings. At this time, Management anticipates the tax rate for fiscal 1997 will remain at approximately 38.75%.*

     Worldwide orders for NIKE Brand athletic footwear and apparel scheduled for delivery from December 1996 through April 1997 were approximately $4.1 billion, 54% higher than such orders booked in the comparable period of the prior year. These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for the subsequent periods. This is because the mix of advance futures and "at once" orders has shifted significantly toward futures orders as the NIKE brand becomes more established in all areas, specifically in the U.S. apparel business and in international regions. The mix of advance orders to "at once" orders will continue to vary as the U.S. apparel business and international operations continue to account for a greater percentage of total revenues and as each places a greater emphasis on futures
programs.*   Finally, exchange rates can cause differences in the
comparisons.*

     As further explained in Note 5, prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag in order to allow more time for compiling results. The Company has taken steps to improve its internal reporting procedures which have allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 operational results for these entities of a $4.1 million loss was recorded to retained earnings in the first quarter of the current year. The change affected the previously reported quarterly periods for these operations, and thus, the income statement and cash flow statement have been adjusted in order to show comparable results for the previous periods as if the change had occurred in the prior year. Throughout this discussion, comparisons to last year are also stated as they would have appeared had these entities reported on a same month basis.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains strong at November 30, 1996. Since May 31, 1996, total assets grew $470 million to approximately $4.4 billion and shareholder's equity increased $388 million to $2.8 billion. Working capital increased $346 million, and the Company's current ratio increased to 2.10:1 at November 30, 1996 from 1.86:1 at May 31, 1996.

     Cash provided by operations included year-to-date net income of $403 million plus the year-to-date non-cash depreciation charge of $58 million. Cash used by changes in other working capital components totaled $354 million due, in large part, to increases in accounts receivable and inventory. Since May 31, 1996, accounts receivable increased $226 million (17%) due to the high level of revenues compared to the same period in the prior year. Inventory levels increased $50 million from May 31, as total international inventory increased $52 million in order to support revenue volume. Inventory turns increased to 5.56 at November 30, 1996 from 5.01 at May 31, 1996.

     Cash used in investing activities totaled $203 million for the first six months of fiscal 1997. Additions to property, plant and equipment totaled $188 million with the most significant components related to the continued consolidation of European footwear warehouses, the overall expansion of U.S. operations and the continued expansion of NIKE Town retail locations in the U.S.

     Cash provided from financing activities included an increase from May 31, 1996 of $100 million in long-term debt due, primarily, to the Company's Japanese subsidiary borrowing 10.5 billion yen in the first quarter. Cash was used to decrease notes payable by $28 million and to pay dividends totaling $43 million.

     During the quarter, the Company announced a 33% increase in the quarterly cash dividend to $.10 per share from the previous $.075 per share.

     The Company's commercial paper program requires the support of committed and uncommitted lines of credit. There was $6 million outstanding under this program at November 30, 1996. The Company has $500 million available in committed unused lines of credit and, at November 30, 1996, no amounts were outstanding under this credit facility. NIKE's debt-to-equity ratio at November 30, 1996 remained constant from May 31 at .6:1.

     In December of 1996, the Company issued $200 million of seven-year notes, maturing December 1, 2003 (see Note 6). The proceeds from the sale of the notes, received December 13, 1996, will be used for general corporate purposes including, without limitation, refinancing, in part, short-term debt.

     Management believes that funds generated by operations, together with currently available resources and long-term debt arrangements,will continue to adequately finance anticipated fiscal 1997 expenditures.*

*The marked items are forward-looking statements that involve risks and uncertainties detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K.


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

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

   10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto (in-corporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter rended August 31, 1995).

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

   10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 17, 1990).*

   10.6 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994).*

   10.7 NIKE, Inc. Executive performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*

   10.8 NIKE, Inc. Supplemental Executive Savings Plan *

   12.1 Computation of Ratio of Earnings to Fixed Charges

     27 Financial Data Schedule.


* Management contract or compensatory plan or arrangement.

     (b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1997:

Form 8-K

September 16, 1996  ITEM 5   OTHER EVENTS          Press release announcing
                                                   the first quarter earnings,
                                                   and a restatement of con-
                                                   solidated financial state-
                                                   ments and accompanying
                                                   notes.

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


DATED:  January 14, 1997