Form 10-Q
period 1997-02-28
NIKE INC
filed 1997-04-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1997 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 1997 were:

                    Class A         101,711,498

                    Class B         187,018,047
                                    ___________

                                    288,729,545
                                    ===========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Feb. 28,      May 31,
                                                         1997         1996
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  300,801   $  262,117
     Accounts receivable                              1,850,310    1,346,125
     Inventories (Note 3)                             1,089,143      931,151
     Deferred income taxes                              109,660       93,120
     Prepaid expenses                                   150,586       94,427
                                                     __________    _________

     Total current assets                             3,500,500    2,726,940
                                                     __________    _________

Property, plant and equipment                         1,294,483    1,047,705
     Less accumulated depreciation                      465,691      404,246
                                                     __________   __________

                                                        828,792      643,459

Identifiable intangible assets and goodwill             467,497      474,812
Deferred income taxes and other assets                  147,712      106,417
                                                     __________   __________

                                                     $4,944,501   $3,951,628
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    2,641   $    7,301
     Notes payable                                      527,393      445,064
     Accounts payable                                   511,802      455,034
     Accrued liabilities                                506,859      480,407
     Income taxes payable                                55,146       79,253
                                                     __________   __________

          Total current liabilities                   1,603,841    1,467,059
Long-term debt (Note 6)                                 289,375        9,584
Deferred income taxes and other liabilities              36,486       43,285
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-101,712 and
           102,240 shares outstanding                       152          153
          Class B-187,018 and 185,018 shares
               outstanding                                2,705        2,702
     Capital in excess of stated value                  191,164      154,833
     Foreign currency translation
       adjustment                                       (26,376)     (16,501)
     Retained earnings                                2,846,854    2,290,213
                                                     ___________  __________

                                                      3,014,499    2,431,400
                                                     ___________  __________

                                                     $4,944,501   $3,951,628
                                                     ==========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended            Nine Months Ended
                                      February 28 & 29,             February 28 & 29,
                                       __________________         __________________

                                      1997        1996*            1997        1996*
                                      ____        ____             ____        ____

                                           (in thousands, except per share data)
Revenues                             $2,423,648  $1,582,039      $6,812,608   $4,638,817
                                      _________   _________        _________   _________
Costs and expenses:
     Costs of sales                   1,435,427     953,316       4,075,174    2,794,824
     Selling and administrative         577,579     387,534       1,637,569    1,110,292
     Interest expense                    15,793      12,086          38,687       31,864
     Other (income)/expense, net          7,716      11,429          16,210       29,053
                                      _________     ________      _________    _________

                                      2,036,515   1,364,365       5,767,640    3,966,033
                                      _________   __________      _________    _________

Income before income taxes              387,133     217,674       1,044,968      672,784

Income taxes                            150,000      83,800         404,900      259,000
                                       ________    ________       _________    _________

Net income                           $  237,133  $  133,874      $  640,068   $  413,784
                                      =========   =========      ==========   ==========

Net income per common share(Note 2)  $     0.80  $     0.45      $     2.16   $     1.41
                                      =========   =========      ==========   ==========
Dividends declared per common share  $     0.10  $     0.08      $     0.28   $     0.21
                                      =========   =========      ==========   ==========

Average number of common and
 common equivalent shares (Note 2)      297,368     294,212         296,915      292,984
                                      =========   =========      ==========   ==========

*For comparable purposes with 1996, results for the three and nine months ended February 29, 1996 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                          February 28 & 29,
                                                          _________________

                                                          1997         1996*
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $ 640,068  $ 413,784
          Income charges (credits) not
            affecting cash:
            Depreciation                                    94,777     65,347
            Deferred income taxes                          (13,806)   (21,303)
            Other                                           37,092     15,157
          Changes in other working capital
            components                                    (701,328)  (363,246)
                                                          ________    _______

          Cash provided by operations                       56,803    109,739
                                                          ________    _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (317,580)  (146,618)
          Disposals of property, plant and
            equipment                                       23,218      5,386
          Increase in other assets                         (55,626)    (3,465)
          Decrease in other liabilities                    (10,859)      --
                                                          ________    _______

          Cash used by investing activities               (360,847)  (144,697)
                                                           _______   ________

Cash (used) provided by financing activities:
          Additions to long-term debt                      300,135      1,793
          Reductions in long-term debt                     (11,044)   (27,735)
          Increase  in notes payable                        67,166    176,419
          Proceeds from exercise of options                 18,133     15,765
          Repurchase of stock                                 --      (18,756)
          Dividends paid - common and preferred            (71,991)   (57,295)
                                                           _______   ________
          Cash provided by financing
            activities                                     302,399     90,191
                                                           _______   ________

Effect of exchange rate changes on cash                     (2,675)    (5,258)
                                                           _______    ________
Effect of May 1996 Cash Flow Activity for certain
     subsidiaries (Note 5)                                  43,004        --
                                                           _______    ________

Net increase in cash and equivalents                        38,684     49,975
Cash and equivalents, May 31, 1996 and 1995                262,117    220,935
                                                           _______    _______

Cash and equivalents February 28 & 29, 1997
  and 1996                                                $300,801   $270,910
                                                          ========    =======

*For comparable purposes with 1996, results for the nine months ended February 29, 1996 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three and nine months ended February 28, 1997 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the period(s).

     During the second quarter, the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect this stock split.



NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          1997         1996
                                        ________     ________

                                           (in thousands)
                    Finished goods    $  999,801     $874,700
                    Work-in-process       50,471       28,940
                    Raw materials         38,871       27,511
                                       _________     ________

                                      $1,089,143     $931,151
                                       =========     ========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

NOTE 5 - Change in year-end of certain subsidiaries:
         __________________________________________

     Prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag which allowed more time to compile results. The Company has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 loss from operations for these entities of $4.1 million was recorded directly to retained earnings in the first quarter of the current year. The income and cash flow statements have been presented to show comparable results for the quarter and year as if the change had occurred in the prior year. The effect of the change is not material to the consolidated balance sheet and as a result the balance sheet as of May 31, 1996 has not been adjusted.

NOTE 6 - Long-term debt:
         ______________

     In December of 1996, the Company issued $200 million seven-year notes, maturing December 1, 2003. The proceeds were subsequently swapped into Dutch Guilder and loaned to a European subsidiary. Interest on the loan is paid semi-annually at a fixed Dutch Guilder rate of 5.64%.

     As of June 27, 1996, the Company's Japanese subsidiary borrowed 10.5 billion Japanese yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually at 4.3%. The agreement provides for early retirement after year ten.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULT OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________


     Net income increased 77% over the prior year's third quarter and 55% on a year-to-date basis. For the quarter, in comparison to last years third quarter, the increase in net income was attributed primarily to an increase in revenues of 53% (to a record $2.4 billion), an increase in gross margin percentage from 39.7% to 40.8% and improved leverage of selling and administrative costs as a percentage of revenues. For the nine months ended February 28, 1997, net income was up 55% over the same period last year, driven by an increase in revenues of 47% and an improved gross margin percentage.

     NIKE brand revenues increases for the quarter and year-to-date, compared with the same periods last year, were driven by the strength of the brand on a global basis. U.S apparel increases for the quarter and year-to-date were driven by increases in training, accessories and kids' categories. U.S. footwear for the quarter increased $313.6 million or 47%, due to an increase of 34% pairs sold and an 10% increase in average selling prices. Nearly every footwear category experienced increases. For the year, the largest category increases in terms of total dollars were men's basketball, up 47%, women's fitness, up 60%, kids' footwear, up 60%, and men's running, up 73%. Other categories showing large percentage increases included golf and soccer.

     All regions outside the U.S. experienced significant revenue increases for the quarter and year-to-date. For the quarter, Europe increased 62%, (footwear up 48% and apparel up 105%), Asia Pacific increased 76% (footwear up 69% and apparel up 95%) and the Americas increased 64% (footwear up 51% and apparel up 131%). The top two countries, in terms of revenue, Japan and United Kingdom, increased 86% and 94%, respectively. Each would have increased more than 100% had exchange rates remained the same as the prior year. The total impact of exchange rates on the quarter's revenue was to decrease it by $64 million, or 11%. For the year, rates have decreased revenues by $157 million, or 10%.


The breakdown of revenues follows:



                                   Three Months Ended                  Nine Months Ended
                                   February 28 & 29,                    February 28 & 29,
                                1997        1996*      % Change       1997       1996*      % Change
                                ____        ____       ________       ____       ____        ________

U.S. Footwear                  $  982,166  $  668,545   47%          $2,800,552  $1,998,610   40%
U.S. Apparel                      356,316     218,512   63            1,086,571     596,790   82
                               __________  __________                __________  __________

Total United States             1,338,482     887,057   51            3,887,123   2,595,400   50

International Footwear            689,064     445,228   55            1,754,831   1,202,422   46
International Apparel             293,821     144,083  104              788,181     452,030   74
                               __________  __________                __________  __________

Total International               982,885     589,311   67            2,543,012   1,654,452   54
                               __________  __________                __________  __________

Other Brands                      102,281     105,671   (3)             382,473     388,965   (2)
                               __________  __________                __________  __________

Total Revenues                 $2,423,648  $1,582,039   53%          $6,812,608  $4,638,817   47%
                               ==========  ==========                ==========  ==========


    *For comparable purposes with 1996, results for the three and nine months ended February 29, 1996 have been adjusted and reflect the elimination of the one month lag in reporting by certain of the Company's international operations. See further discussion under Note 5.

     The increase in gross margin percentage for the quarter compared with the same period last year is most significantly attributable to the U.S. Footwear and Europe businesses. The increase in U.S. Footwear's gross margin percentage is due primarily to price increases and changes to product mix. Europe continues to experience the benefits of centralized distribution centers. Gross profit percentages for the remainder of fiscal year 1997 are expected to continue to be affected by both strong demand for NIKE products and increased prices compared with last year, offset by increased levels of air freight to meet the delivery dates on increasing customer orders. At this time, Management expects the percentage for the full year to be more in line with last fiscal year's percentage.*

     The reduction in selling and administrative expenses as a percentage of revenues for the quarter can be attributed primarily to the significant increase in revenues. The largest areas of spending increases relate to advertising, marketing and infrastructure costs. At this time, Management expects selling and administrative expenses as a percentage of revenues for the remainder of the year to be at levels slightly higher than the prior year.*

     Interest expense increased for both the quarter and year-to-date over the prior year due to increased short term borrowings and new long-term debt in the U.S. and Japan in order to fund growing operations. Other (income)/expense, net decreased due to increased interest income and less conversion loss on foreign transactions, offset by increased profit share expense.

     The Company's effective tax rate for the year-to-date was 38.75% compared to 38.5% in the prior year. The slight increase is due primarily to higher state income taxes on U.S. earnings. At this time, Management anticipates the tax rate for fiscal 1997 will remain at approximately 38.75%.*

     Worldwide orders for NIKE Brand athletic footwear and apparel scheduled for delivery from March 1997 through July 1997 were approximately $4.3 billion, 34% higher than such orders booked in the comparable period of the prior year. These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for the subsequent periods. This is because the mix of advance futures and "at once" orders has shifted significantly toward futures orders as the NIKE brand became more established in all areas, specifically in the U.S. apparel business and in international regions.
The mix of advance orders to "at once" orders will continue to vary as the U.S. apparel business and international operations continue to account for a greater percentage of total revenues and place a greater emphasis on
futures programs.*   Finally, exchange rates can cause differences in the
comparisons.*

     As further explained in Note 5, prior to fiscal year 1997, certain of the Company's international operations reported their results of operations on a one month lag which allowed more time to compile results. The Company has taken steps to improve its internal reporting procedures that has allowed for more timely reporting of these operations. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 results of operations for these entities of $4.1 million loss was recorded to retained earnings. The income statement and cash flow has been presented to show comparable results for the quarter as if the change would have occurred in the prior year. Throughout this discussion, comparisons for last year are stated as they would have appeared had these entities reported on a same month basis.


Liquidity and Capital Resources
_______________________________

     The Company's financial position remains strong at February 28, 1997. Since May 31, 1996, total assets grew $993 million to $4.9 billion and shareholders' equity increased $583 million to $3.0 billion. Working capital increased $637 million, and the Company's current ratio increased to 2.2 at February 28, 1997 from 1.9 at May 31, 1996.

     Changes in other working capital components totaled $701 million, due primarily to significant increases in accounts receivable and inventory. Since May 31, 1996, accounts receivable increased $504 million or 37%, due to higher levels of revenues compared with the fourth quarter of the prior year. Inventory levels increased $158 million from May 31, consistent with the growth of the business. U.S. inventory levels increased $57 million on U.S. footwear's $44 million increase. U.S. footwear inventory turns increased to 9.1 from 8.1 at May 31,1996. Outside of the U.S., inventory increased $92 million in the Asia Pacific region, the majority of the increase coming from the Company's Japanese subsidiary due to revenue growth. Consolidated inventory turns increased to 5.3 compared to 5.0 at May 31, 1996. All other components of working capital changed only slightly compared to May 31, 1996. An increase in other current assets was offset by an increase in accounts payable due to timing of payments.

      Additions to property, plant and equipment in the U.S. totaled $206 million for the first three quarters of fiscal 1997 due to the continued overall expansion of U.S. operations which included warehouse locations and the continued development of NIKE Town retail stores. Additions to property, plant and equipment outside of the U.S. accounted for $86 million of the $318 million total. The most significant increase relates to expansion of the European warehouses. In addition to the increases in property, plant and equipment, other assets increased from May 31, 1996, due primarily to advance payments made in fiscal 1997 for long-term endorsement contracts.

     Cash was provided from financing activities through an increase of $289 million in long-term debt to fund growing operations, including infrastructure. In December, 1996, the Company issued $200 million seven-year notes, maturing December 1, 2003. The proceeds were subsequently swapped into Dutch Guilders and then loaned to a European subsidiary. Proceeds from this intercompany loan will be used by the subsidiary to retire short-term debt. This debt issuance, along with the 10.5 billion Japanese yen (approximately $100 million) borrowed by the Company's Japanese subsidiary in the first quarter, account for the majority of the increase in long-term debt.

     The Company's commercial paper program requires the support of committed and uncommitted lines of credit. The Company borrows against its commercial paper program and, at February 28, 1997, there was $158 million outstanding. The Company has $500 million available in committed, unused lines of credit and, at quarter-end, no amounts were outstanding under this credit facility. NIKE's debt-to-equity ratio at February 28, 1997 remained constant from May 31 at 0.6.

     Management believes that funds generated by operations, together with currently available resources and long-term debt arrangements, will continue to adequately finance anticipated fiscal 1997 expenditures.*

*The marked items are forward-looking statements that involve risks and uncertainties detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K.


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

   10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 17, 1990).*

   10.6 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994).*

   10.7 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*

   10.8 NIKE, Inc. Supplemental Executive Savings Plan (incorporated by reference from Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1996).*

   12.1 Computation of Ratio of Earnings to Fixed Charges

     27 Financial Data Schedule.


* Management contract or compensatory plan or arrangement.

     (b) The following reports on Form 8-K were filed by the Company during the first quarter of fiscal 1997:

                                        None

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

DATED:  April 14, 1997