Form 10-K
period 1997-05-31
NIKE INC
filed 1997-08-29
CIK 320187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           [FEE REQUIRED] FOR THE FISCAL YEAR ENDED MAY 31, 1997

                                                                    OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM                     TO
                               .

                                                 COMMISSION FILE NO. 1-10635

                            ------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              (NAME OF EACH EXCHANGE
       (TITLE OF EACH CLASS)                   ON WHICH REGISTERED)
-----------------------------------     -----------------------------------
       Class B Common Stock                   New York Stock Exchange
                                              Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 25, 1997, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $258,578,092 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $11,501,675,310.

    As of July 25, 1997, the number of shares of the Registrant's Class A Common Stock outstanding was 101,507,153 and the number of shares of the Registrant's Class B Common Stock outstanding was 188,378,576

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Parts of Registrant's Proxy Statement dated August 13, 1997 for the annual meeting of shareholders to be held on September 22, 1997 are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   NIKE, INC.
                                 ANNUAL REPORT
                                  ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                               ---------
PART I
  ITEM 1.          BUSINESS
                   General...................................................................................          1
                   Products..................................................................................          1
                   Sales and Marketing.......................................................................          2
                   United States Market......................................................................          2
                   International Markets.....................................................................          3
                   Significant Customers.....................................................................          3
                   Orders....................................................................................          3
                   Product Research and Development..........................................................          3
                   Manufacturing.............................................................................          3
                   Trade Legislation.........................................................................          4
                   Competition...............................................................................          5
                   Trademarks and Patents....................................................................          5
                   Employees.................................................................................          6
                   Executive Officers of the Registrant......................................................          6
  ITEM 2.          PROPERTIES................................................................................          8
  ITEM 3.          LEGAL PROCEEDINGS.........................................................................          8
  ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................          8
PART II
  ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....................          9
  ITEM 6.          SELECTED FINANCIAL DATA...................................................................         10
  ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....         11
  ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA................................................         17
  ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......         36
PART III           (Except for the information set forth under "Executive Officers of the Registrant" in Item
                     I above, Part III is incorporated by reference from the Proxy Statement for the NIKE,
                     Inc. 1997 annual meeting of shareholders.)..............................................         36
PART IV
  ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................         36
SIGNATURES         ..........................................................................................        S-1

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used herein, the terms "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

    The Company's principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. The Company sells its products to approximately 19,700 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 110 countries around the world. Virtually all of the Company's products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

PRODUCTS

    NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. The Company places considerable emphasis on high quality construction and innovative design. Basketball, cross-training, running, women's and children's shoes are currently the top-selling product categories and are expected to continue to lead in product sales in the near future. However, the Company also markets shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

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

    The Company sells a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, and other equipment designed for sports activities.

    The Company also sells a line of dress and casual footwear and accessories for men, women and children under the brand name Cole
Haan-Registered Trademark-through its wholly-owned subsidiary, Cole Haan Holdings Incorporated. The Company markets a line of headwear with licensed team logos under the brand name "Sports Specialties", through its wholly-owned subsidiary, Sports Specialties Corporation. The Company also sells small amounts of various plastic products to other manufacturers through its wholly-owned subsidiary, Tetra Plastics, Inc.

    In 1995 the Company acquired Bauer Inc., formerly Canstar Sports Inc., the world's largest hockey equipment manufacturer. Bauer manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer-Registered Trademark-brand name. Bauer also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

    The table below sets forth certain information regarding the Company's United States and inter-national (non-U.S.) revenues for the last three fiscal years.

YEAR ENDED MAY 31,             1997          %CHG          1996          %CHG          1995          %CHG
-------------------------  ------------  ------------  ------------  ------------  ------------  ------------
United States Footwear...  $  3,770,600           36%  $  2,772,500           20%  $  2,309,400           24%
United States Apparel....     1,431,000           70        842,500           99        423,900           25
  Total United States....     5,201,600           44      3,615,000           32      2,733,300           24
Non-U.S. Footwear........     2,391,000           42      1,682,300           35      1,244,300           25
Non-U.S. Apparel.........     1,089,800           67        651,400           38        472,700           32
  Total Non-U.S..........     3,480,800           49      2,333,700           36      1,717,000           27
Other Brands.............       504,100           (3 )      521,900           68        310,600           38

  Total NIKE.............  $  9,186,500           42%  $  6,470,600           36%  $  4,760,900           26%

    Financial information about United States and non-U.S. operations appears in
Note 15 of the consolidated financial statements on page 35.

    The Company experiences moderate fluctuations in aggregate sales volume during the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel.

    Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for the Company's products and, consequently, the types of products the Company offers. This is a continuing risk. The Company must therefore respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through aggressive marketing.

UNITED STATES MARKET

    During fiscal 1997, sales to the Company's approximately 19,700 retail accounts in the United States accounted for approximately 60 percent of total revenues. The domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year 1997, NIKE's three largest customers accounted for approximately 29 percent of sales in the United States.

    NIKE makes substantial use of its innovative "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 1997, 93 percent of the Company's domestic footwear shipments (excluding Cole Haan-Registered Trademark- and Bauer-Registered Trademark-) were made under the futures program, compared to 88 percent in fiscal 1996 and 88 percent in fiscal 1995. In fiscal 1997, 86% of the Company's domestic apparel shipments were made under the futures program.

    The Company utilizes 18 NIKE sales offices for the solicitation of sales in the United States. The Company also utilizes 15 independent sales representatives for the sale of specialty products, such as golf, cycling, water sports and outdoor wear. In addition, the Company operates 86 wholly-owned retail outlets, 39 of which carry primarily B-grade and close-out merchandise, 31 of which are Cole Haan-Registered Trademark- stores, 9 of which are high-profile NIKETOWN stores designed to showcase the Company's products, and 5 of which are employee-only stores.

    The Company's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Cole Haan footwear and

Bauer Inc. products are distributed primarily from Greenland, New Hampshire, and Sports Specialties headwear is shipped from Irvine, California.

INTERNATIONAL MARKETS

    The Company currently markets its products in approximately 110 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. NIKE operates 26 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distributes through independent distributors and licensees. The Company estimates that its products are sold through approximately 31,000 retail accounts outside the United States. Non-U.S. sales accounted for 38 percent of total revenues in fiscal 1997, compared to 36 percent in fiscal 1996 and 37 percent in fiscal 1995. In many countries, including Japan and those in Europe, the Company has a futures ordering program for retailers similar to the United States futures program described above. The Company is developing the program in other countries. Outside of the United States, NIKE's three largest customers accounted for approximately 5 percent of non-U.S. sales.

    International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Costa Rica, Denmark, Finland, France, Germany, Hong Kong, Indonesia, India, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom, and Vietnam. The Company operates 19 wholly-owned retail outlets outside the United States.

SIGNIFICANT CUSTOMERS

    Foot Locker, a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 12 percent of global net sales of NIKE brand products during fiscal 1997. No other customer accounted for 10 percent or more of net sales during fiscal 1997.

ORDERS

    As of May 31, 1997, the Company's worldwide futures orders for athletic footwear and apparel totaled $4.9 billion, compared to $3.9 billion as of May 31, 1996. Such orders are scheduled for delivery from June through November of 1997. Based upon historical data, the Company expects that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

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

    In fiscal 1997, NIKE spent approximately $73.2 million on product research, development and evaluation, compared to $46.8 million in 1996, and $28.8 million in 1995.

MANUFACTURING

    In fiscal 1997, approximately 51 percent of the Company's total apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors in Asia and South America, most of which are located in Bangladesh, Hong Kong, Indonesia, Malaysia, The Philippines, Singapore, Sri Lanka, Taiwan, and Thailand. Substantially all of NIKE's apparel production for sale to the international market was manufactured outside the U.S.

    Virtually all of the Company's footwear (exclusive of Cole
Haan-Registered Trademark-) is produced outside of the United States. In fiscal 1997, contract suppliers in Indonesia, the People's Republic of China, Thailand, Vietnam, South Korea, and Taiwan accounted for approximately 37 percent, 37 percent, 10 percent, 8 percent, 5 percent, and 3 percent, respectively, of total NIKE brand footwear production. The Company also has manufacturing agreements with independent factories in Argentina, Brazil, Italy, Mexico and the Philippines. The largest single supplier accounted for approximately 7 percent of total 1997 footwear production.

    The principal materials used in the Company's footwear products are natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, leather, canvas, and a polyurethane film used to make AIR-SOLE-Registered Trademark- cushioning components. The principal materials used in the Company's apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. NIKE has thus far experienced little difficulty in satisfying its raw material requirements. Tetra Plastics, Inc., a wholly-owned subsidiary of NIKE, is the Company's sole supplier of the material from which the AIR-SOLE-Registered Trademark- cushioning components used in footwear are made.

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

TRADE LEGISLATION

    In June 1997, President Clinton extended to June 1998 "most favored nation"
(MFN) non-discriminatory trading status to the People's Republic of China (China) and Congress supported the President's decision. Under U.S. law, MFN status for China is extended annually. The United States has extended MFN status to China each year since 1980. China is a material source of footwear production for the

Company. A revocation of MFN status would result in a substantial increase in tariff rates on goods imported from China, and, therefore could adversely affect the Company's operations. While the United States continues to have foreign policy as well as human rights concerns with China, the Clinton Administration and the Congress have opposed using China's MFN status as a means of addressing these concerns. However, even if NIKE's Chinese sources were affected by a change in China's MFN status, the Company believes that the impact of such change would not have a long term, material adverse impact on the Company's business.

    Certain countries within the European Community have for some time maintained quotas restricting the importation of footwear manufactured in China. With respect to such quotas, see the discussion in Item 7 below.

    In 1994, the 125 member nations of the General Agreement on Tariffs and Trade (GATT), including the United States, signed a new pact to govern world trade. The new agreement, which was approved by Congress in 1995 and became effective January 1, 1995 for most countries, should provide better international market access opportunities for U.S. goods and services. The agreement, among other things, significantly cuts global tariffs on many products, reduces or eliminates numerous non-tariff measures (such as quotas and discriminatory product standards), establishes stronger rules on the imposition of duties relating to the anti-dumping and subsidies codes, provides greater protection for intellectual property rights, and creates a strengthened dispute settlement procedure. NIKE believes that the new agreement, once fully implemented by all countries, will reduce many of the obstacles to international trade and benefit the Company.

    In 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action is a step toward restoration of full trade relations including the United States granting non-discriminatory MFN trading status to Vietnam which would result in lower tariffs between the two countries. The Company is currently sourcing footwear and apparel products from factories in Vietnam. MFN trading status for Vietnam could expand production and marketing opportunities for NIKE in Vietnam.

COMPETITION

    The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. NIKE competes internationally with an increasing number of specialized athletic shoe companies, apparel companies, sports equipment companies, and large companies having diversified lines of athletic shoes, apparel and equipment including Reebok, Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the athletic footwear, apparel and equipment markets constitute significant risk factors in the Company's operations.

    NIKE is the largest seller of athletic footwear and athletic apparel in the world. Performance and reliability of shoes, apparel, and equipment, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear, apparel and equipment industry. The Company believes that it is competitive in all of these areas.

TRADEMARKS AND PATENTS

    NIKE utilizes trademarks on nearly all of its products and believes that having distinctive marks that are readily identifiable is an important factor in creating a market for its goods, in identifying the Company and in distinguishing its goods from the goods of others. The Company considers its NIKE-Registered Trademark- and Swoosh-Registered Trademark- design trademarks to be among its most valuable assets and has registered these trademarks in over 100 countries. In addition, the Company owns other trademarks which it utilizes in marketing its products. NIKE continues to vigorously protect its trademarks against infringement.

    The Company has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE Air patents expire in 1997, enabling competitors to use certain types of NIKE Air technology. Subsequent NIKE Air patents will not expire for several years. The Company also has a number of patents covering components and features used in various athletic and leisure shoes. Management believes that NIKE's success depends upon skills in design, research and development, production and marketing rather than upon its patent position. However, it has followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that it deems valuable.

EMPLOYEES

    The Company had approximately 21,800 employees at May 31, 1997. Management considers its relationship with its employees to be excellent. With the exception of Bauer Inc., the Company's employees are not represented by a union. Of Bauer's North American employees, approximately 50 percent or fewer than 1,400, are covered by four union collective bargaining agreements with four separate bargaining units, and all of Bauer's approximately 190 employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates in 1997 through 1999. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company as of July 31, 1997 are as follows:

    Philip H. Knight, Chief Executive Officer--Mr. Knight, 59, a director since 1968, is Chief Executive Officer and Chairman of the Board of Directors of NIKE. Mr. Knight is a co-founder of the Company and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse LLP and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

    Jeffrey M. Cava, Vice President, Global Human Resources--Mr. Cava, 45, has been employed by the Company since 1996, with primary responsibility for NIKE's Global Human Resources. Previous to NIKE, Mr. Cava held the position of Vice President, Human Resources, Walt Disney Consumer Products, Burbank, California.

    Thomas E. Clarke, President and Chief Operating Officer--Dr.Clarke, 46, a director since 1994, joined the Company in 1980. Dr. Clarke has held various positions with the Company, primarily in research, design, development and marketing. He was appointed divisional vice president in charge of marketing in 1987. He was elected Vice President in 1989 and appointed General Manager in 1990. Dr. Clarke holds a Doctorate degree in biomechanics.

    Gary M. DeStefano, Vice President, Sales--Mr. DeStefano, 40, has been employed by the Company since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, and Vice President of Sales in June 1996.

    Elizabeth G. Dolan, Vice President, Corporate Communications and Marketing--Ms. Dolan, 40, has been employed by the Company since 1988, when she joined the Company as Director of Public Relations. Ms. Dolan was appointed Vice President of Corporate Communications in 1990 and was elected Vice President of Marketing in 1994. Prior to joining the Company, Ms. Dolan was Director of Public Relations at Cartier, Inc. in New York.

    Robert S. Falcone, Vice President and Chief Financial Officer--Mr. Falcone, 50, has been employed by the Company since 1990. Mr. Falcone joined the Company as Director of Acquisitions. From May, 1991 through November, 1991, he also served as interim Director of Human Resources, and he was elected Vice

President and Chief Financial Officer in 1992. Prior to joining the Company, Mr. Falcone worked for 21 years as a certified public accountant for Price Waterhouse LLP.

    Stephen D. Gomez, Vice President, Apparel--Mr. Gomez, 42 has been employed by the Company since 1981, with primary responsibilities in apparel. He was appointed General Manager of European Apparel in 1987, and Apparel Marketing Director in 1989. Mr. Gomez was appointed divisional Vice President in charge of Apparel in 1992, and was elected Vice President of Apparel in June 1996.

    Clare L. Hamill, Vice President, Footwear--Ms Hamill, 42, has been employed by the Company since 1981. She began in NIKE's Sports Lab and has held management position in both footwear and apparel. She directed Footwear and Apparel Product Management in Europe from 1989 to 1992. She became Vice President and General Manager of Footwear in 1993.

    Timothy J. Joyce, Vice President, Global Sales--Mr. Joyce, 41, has been employed by the Company since 1980, with primary responsibilities in Sales. He was appointed Regional Sales Manager in 1987, Director of USA Footwear Sales in 1990 and Director of European Sales in 1994. Mr. Joyce was appointed Divisional Vice President in charge of Global Sales in 1997.

    Mark G. Parker, Vice President and General Manager, Consumer Product Marketing--Mr. Parker, 40, has been employed by the Company since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, and appointed General Manager in 1993.

    Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary-- Mr. Stewart, 50, joined the Company as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was elected Vice President and General Counsel in 1991. Prior to joining the Company, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

    David B. Taylor, Vice President--Mr. Taylor, 42, has been employed by the Company since 1977, with primary responsibilities in production. Mr. Taylor was appointed divisional Vice President in charge of production in 1988, and was elected Vice President in 1989.

ITEM 2.  PROPERTIES

    Following is a summary of principal properties owned or leased by the Company. The Company's leases expire at various dates through the year 2017.

U.S. ADMINISTRATIVE OFFICES:
  Beaverton, Oregon (16 locations)--one owned
    and 15 leased
  Wilsonville, Oregon--owned
  Memphis, Tennessee (2 locations)--1 owned
    and 1 leased
  Yarmouth, Maine--owned
  Charlotte, North Carolina--leased
  Irvine, California--leased
  St. Charles, Missouri--leased

INTERNATIONAL ADMINISTRATIVE OFFICES:
  Canada (7 locations)--leased
  Europe (14 locations)--leased
  Asia and Australia (11 locations)--leased
  Latin America (6 locations)--leased

SALES OFFICES AND SHOWROOMS:
  United States (26 locations)--2 owned and
    24 leased
  Toronto, Ontario (2 locations)--leased
  Europe (29 locations)--1 owned and 28
    leased
  Asia and Australia (11 locations)--leased
  Latin America (6 locations)--leased
  Africa (2 locations)--leased

DISTRIBUTION FACILITIES:
  Greenland, New Hampshire (2 locations)-- 1
    owned and 1 leased
  Wilsonville, Oregon (2 locations)--1 owned
    and 1 leased
  Memphis, Tennessee (2 locations)--1 owned
    and 1 leased
  Irvine, California--leased
  Canada (3 locations)--leased
  Latin America (2 locations)--leased
  Europe (6 locations)--3 owned and 3 leased
  Asia and Australia (15 locations)--leased

INTERNATIONAL PRODUCTION OFFICES:
  Asia (9 locations)--leased
  South America (3 locations)--leased
  Florence, Italy--leased

MANUFACTURING FACILITIES:
  United States (11 locations)--leased
  Canada (5 locations)--3 owned and 2 leased
  Europe (3 locations)--owned

RETAIL OUTLETS:
  United States (86 locations)--85 leased and
    3 owned
  Canada (2 locations)--leased
  Europe (9 locations)--leased
  Asia and Australia (7 locations)--leased
  Latin America (1 location)--leased

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the 1997 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 25, 1997 there were 17,197 holders of record of the Company's Class B Common Stock and 32 holders of record of the Company's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

    Reference is made to the table entitled "Selected Quarterly Financial Data" in Item 6, which sets forth, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990, the 2-for-1 stock split that became effective in October of 1995 and the 2-for-1 stock split that became effective in October 1996. Such table also sets forth the amount and frequency of all cash dividends declared on the Company's common stock for the 1996 and 1997 fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

                               FINANCIAL HISTORY

                                   1997         1996         1995        1994        1993        1992        1991
                                -----------  -----------  ----------  ----------  ----------  ----------  ----------
                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)
YEAR ENDED MAY 31,
Revenues......................  $ 9,186,539  $ 6,470,625  $4,760,834  $3,789,668  $3,930,984  $3,405,211  $3,003,610
Gross margin..................    3,683,546    2,563,879   1,895,554   1,488,245   1,543,991   1,316,122   1,153,080
Gross margin %................         40.1%        39.6%       39.8%       39.3%       39.3%       38.7%       38.4%
Net income....................      795,822      553,190     399,664     298,794     365,016     329,218     287,046
Net income per common share...         2.68         1.88        1.36        0.99        1.18        1.07        0.94
Average number of common and
  common equivalent shares....      297,000      293,608     294,012     301,824     308,252     306,408     304,268
Cash dividends declared per
  common share................         0.38         0.29        0.24        0.20        0.19        0.15        0.13
Cash flow from operations.....      323,120      339,672     254,913     576,463     265,292     435,838      11,122
Price range of common stock
  High........................       76.375       52.063      20.156      18.688      22.563      19.344      13.625
  Low.........................       47.875       19.531      14.063      10.781      13.750       8.781       6.500
AT MAY 31:
Cash and equivalents..........  $   445,421  $   262,117  $  216,071  $  518,816  $  291,284  $  260,050  $  119,804
Inventories...................    1,338,640      931,151     629,742     470,023     592,986     471,202     586,594
Working capital...............    1,964,002    1,259,881     938,393   1,208,444   1,165,204     964,291     662,645
Total assets..................    5,361,207    3,951,628   3,142,745   2,373,815   2,186,269   1,871,667   1,707,236
Long-term debt................      296,020        9,584      10,565      12,364      15,033      69,476      29,992
Redeemable Preferred Stock....          300          300         300         300         300         300         300
Common shareholders' equity...    3,155,838    2,431,400   1,964,689   1,740,949   1,642,819   1,328,488   1,029,582
Year-end stock price..........       57.500      50 .188      19.719      14.750      18.125      14.500       9.938
Market capitalization.........   16,633,047   14,416,792   5,635,190   4,318,800   5,499,273   4,379,574   2,993,020
FINANCIAL RATIOS:
Return on equity..............         28.5%        25.2%       21.6%       17.7%       24.5%       27.9%       31.7%
Return on assets..............         17.1%        15.6%       14.5%       13.1%       18.0%       18.4%       20.5%
Inventory turns...............          4.8          5.0         5.2         4.3         4.5         3.9         4.1
Current ratio at May 31.......          2.1          1.9         1.8         3.2         3.6         3.3         2.1
Price/Earnings ratio at May
  31..........................         21.5         26.6        14.5        14.9        15.3        13.5        10.5
GEOGRAPHIC REVENUES:
United States.................  $ 5,529,132  $ 3,964,662  $2,997,864  $2,432,684  $2,528,848  $2,270,880  $2,141,461
Europe........................    1,833,722    1,334,340     980,444     927,269   1,085,683     919,763     664,747
Asia/Pacific..................    1,245,217      735,094     515,652     283,421     178,196      75,732      56,238
Canada, Latin America, and
  other.......................      578,468      436,529     266,874     146,294     138,257     138,836     141,164
TOTAL REVENUES................  $ 9,186,539  $ 6,470,625  $4,760,834  $3,789,668  $3,930,984  $3,405,211  $3,003,610

                                   1990        1989        1988
                                ----------  ----------  ----------

YEAR ENDED MAY 31,
Revenues......................  $2,235,244  $1,710,803  $1,203,440
Gross margin..................     851,072     635,972     400,060
Gross margin %................        38.1%       37.2%       33.2%
Net income....................     242,958     167,047     101,695
Net income per common share...        0.80        0.56        0.34
Average number of common and
  common equivalent shares....     302,672     300,576     301,112
Cash dividends declared per
  common share................        0.10        0.07        0.05
Cash flow from operations.....     127,075     169,441      19,019
Price range of common stock
  High........................      10.375       4.969       3.313
  Low.........................       4.750       2.891       1.750
AT MAY 31:
Cash and equivalents..........  $   90,449  $   85,749  $   75,357
Inventories...................     309,476     222,924     198,470
Working capital...............     561,642     419,599     295,937
Total assets..................   1,093,358     824,216     707,901
Long-term debt................      25,941      34,051      30,306
Redeemable Preferred Stock....         300         300         300
Common shareholders' equity...     781,012     558,597     408,567
Year-end stock price..........       9.813       4.750       3.031
Market capitalization.........   2,942,679   1,417,381     899,741
FINANCIAL RATIOS:
Return on equity..............        36.3%       34.5%       27.4%
Return on assets..............        25.3%       21.8%       16.7%
Inventory turns...............         5.2         5.1         5.0
Current ratio at May 31.......         3.1         2.9         2.2
Price/Earnings ratio at May
  31..........................        12.2         8.6         9.0
GEOGRAPHIC REVENUES:
United States.................  $1,755,496  $1,362,148  $  900,417
Europe........................     334,275     241,380     233,402
Asia/Pacific..................      29,332      32,027      21,058
Canada, Latin America, and
  other.......................     116,141      75,248      48,563
TOTAL REVENUES................  $2,235,244  $1,710,803  $1,203,440

All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996, October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 1997, there were approximately 300,000 shareholders. Years 1993 and prior have been restated to reflect the implementation of Statement of Financial Accounting Standard No. 109--Accounting for Income Taxes (see Notes 1 and 6 to the Consolidated Financial Statements).

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                   1997        1996        1997        1996        1997        1996        1997        1996
                                ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                     1ST QUARTER             2ND QUARTER             3RD QUARTER             4TH QUARTER
                                ----------------------  ----------------------  ----------------------  ----------------------
Revenues......................  $2,281,926  $1,700,020  $2,107,034  $1,356,758  $2,423,648  $1,582,039  $2,373,931  $1,852,067
Gross margin..................     919,807     686,641     829,406     528,629     988,221     628,723     946,112     731,514
Gross margin %................        40.3%       40.4%       39.4%       39.0%       40.8%       39.7%       39.9%       39.5%
Net income....................     226,063     182,098     176,872      97,812     237,133     133,874     155,754     133,727
Net income per common share...        0.76        0.62        0.60        0.34        0.80        0.45        0.52        0.45
Average number of common and
  common equivalent shares....     296,368     291,704     297,022     293,988     297,368     294,212     297,252     295,466
Cash dividends declared per
  common share................        0.08        0.06        0.10        0.08        0.10        0.08        0.10        0.07
Price range of common stock
  High........................      55.625      24.188      64.000      31.313      76.375      35.688      73.125      52.063
  Low.........................      47.875      19.531      51.625      22.656      51.500      28.938      51.250      32.688

------------------------

* For comparable purposes with 1997, quarterly figures for 1996 have been adjusted to reflect the elimination of the one month lag in reporting by certain of the Company's non-U.S. operations. See further discussion in Note 1 to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

    Fiscal year 1997 saw record revenues and earnings. Revenues and net income have now increased 13 and 11 consecutive comparable quarters, respectively.

    - Revenues grew 42%, an increase of $2.7 billion, compared to the previous year increase of 36%.

    - Gross margins established a new record, surpassing 40% of revenues for the first time.

    - Selling and administrative costs increased 0.5%, as a percent of revenues, over the previous year.

    - Net income was $795.8 million, an increase of 44%.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

    Significant growth in worldwide revenues and improved gross margin percentage were the primary factors contributing to record earnings for fiscal 1997 as compared to 1996. In the United States, footwear revenues increased $1 billion, or 36%, demonstrating continued market share gains and industry growth. U.S. apparel exceeded $1 billion in revenues for the first time, increasing $588.5 million, or 70%, over the previous year. Revenues from international (non-U.S.) markets increased 49% over the previous year, and now represent 38% of total revenues. Markets outside the U.S. in which the Company operates, continue to offer tremendous opportunity for growth. The Company continues to invest in infrastructure and local marketing and advertising to capitalize on these opportunities. Through aggressive worldwide marketing efforts and global infrastructure spending, the Company is positioning itself to maintain and to expand markets and gain market share on a worldwide basis.

    The Company experienced revenue growth in fiscal 1997 in all breakout categories (see chart). U.S. footwear represents the largest increase in total dollars, improving by almost $1 billion, or 36%, as a result of 28% more pairs sold and a 6% increase in average selling price. The increase in average selling price was due to a change in product mix as well as increased prices in effect during the second half of the fiscal year in certain categories. Men's basketball, men's running, men's cross training, kids, and women's fitness comprise approximately 79% of the total U.S. footwear business, and individually increased 35%, 59%, 26%, 53% and 51%, respectively. Brand Jordan and Golf categories increased significantly over the prior year, improving 133% and 111%, respectively. Two categories experienced revenue reductions, men's court and outdoor, down 22% and 24%, respectively. U.S. apparel experienced growth in all categories, demonstrating the strength of the NIKE brand. Brand revenues outside of the U.S. increased $1.1 billion, or 49%. The U.S. dollar strengthened against nearly all currencies. Had the U.S. dollar remained constant with that of the prior year, non-U.S. revenues would have increased $1.4 billion, or 59%. By region, Asia Pacific increased $511 million, or 70% (84% on a constant dollar basis), Europe increased $497 million, or 38% (48% on a constant dollar basis) and the Americas (which includes Canada and Latin America) increased $137 million, or 44% (46% on a constant dollar basis). The most significant increases were in Japan, Korea, United Kingdom, Italy, and Canada. Other Brands, which includes Bauer Inc., Cole Haan, Sports Specialties, Corp., and Tetra Plastics, Inc., decreased 3% to $504 million. The Company expects revenue growth in fiscal 1998 to be affected by strong demand for the NIKE brand on a global scale, and reduced growth rates in the U.S. given the significance of the existing market share.

    The breakdown of revenues follows:

                                                             YEAR ENDED MAY 31,
                                          ---------------------------------------------------------
                                                        %                   %                   %
                                             1997      CHG       1996      CHG       1995      CHG
                                          -----------  ----   -----------  ----   -----------  ----
                                                               (IN THOUSANDS)
United States footwear..................  $ 3,770,600   36%   $ 2,772,500   20%   $ 2,309,400   24%
United States apparel...................    1,431,000   70        842,500   99        423,900   25
                                          -----------  ----   -----------  ----   -----------  ----
    Total United States.................    5,201,600   44      3,615,000   32      2,733,300   24
                                          -----------  ----   -----------  ----   -----------  ----
Non-U.S. footwear.......................    2,391,000   42      1,682,300   35      1,244,300   25
Non-U.S. apparel........................    1,089,800   67        651,400   38        472,700   32
                                          -----------  ----   -----------  ----   -----------  ----
    Total Non-U.S.......................    3,480,800   49      2,333,700   36      1,717,000   27
                                          -----------  ----   -----------  ----   -----------  ----
Other brands............................      504,100   (3)       521,900   68        310,600   38
                                          -----------  ----   -----------  ----   -----------  ----
    Total NIKE..........................  $ 9,186,500   42%   $ 6,470,600   36%   $ 4,760,900   26%
                                          -----------  ----   -----------  ----   -----------  ----
                                          -----------  ----   -----------  ----   -----------  ----

    Gross margins increased to 40.1% of revenues in fiscal 1997, exceeding 40% for the first time in Company history. The improved percentage was principally driven by price increases in certain U.S. footwear categories in effect the second half of the year. This was offset by slight reductions in gross margin percentages from increased close-out sales as a percentage of total sales, most predominately at Bauer, due to the softening of the in-line skate market and liquidation of non-Bauer brand product to consolidate to a single Bauer brand. Global fiscal 1998 margins could be affected negatively by increasing product costs, badded infrastructure to support higher levels of operations, and increased sales of lower priced product including close-outs.

    Selling and administrative expenses represented 25.1% of revenues compared with 24.6% in the prior year. NIKE brand expenses increased $353 in the U.S. and $355 million outside the U.S. Increases were largely driven by increased sales and marketing spending, as well as infrastructure-related costs to support growth outside the U.S. The Company intends to continue to invest in growth opportunities and worldwide marketing and advertising in order to ensure the successful sell-through of orders discussed below.

    Interest expense increased $12.8 million due to increased short-term and new long-term borrowings needed to fund the increased level of operations, including increased working capital requirements and infrastructure. See further discussion under liquidity and capital resources.

    Other income/expense was a net expense of $32.3 million in fiscal 1997, compared with $36.7 million in 1996. The majority of the reduction was attributable to increased interest income, higher gain on disposal of assets and income from a new promotional event staged in Japan, offset by an one-time Bauer restructuring charge of $18 million, which includes, among other things, moving certain products to offshore production and the closing of certain facilities.

    Worldwide futures and advance orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November, 1997, were approximately $4.9 billion, 18% higher than such orders booked in the comparable period of the prior year. These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for the subsequent periods. This is because the mix of advance/futures and orders at once has shifted significantly toward advance/futures orders as the NIKE brand and futures program become more established in all areas, specifically in the non U.S. regions. The mix of orders will continue to vary as the non-U.S. operations continue to account for a greater percentage of total revenues and place a greater emphasis on futures programs. Finally, exchange rates can cause differences in comparisons.

    Since the Company operates globally, it is exposed to market risks from changes in foreign currency exchange rates. In order to minimize the effect of fluctuations on the Company's foreign currency transactions, the Company uses highly liquid foreign currency spot, forward and purchased options with high credit quality financial institutions. The Company transacts in foreign exchange contracts to hedge underlying economic exposures and does not transact in derivatives for trading or speculative purposes. Where possible, the Company nets its foreign exchange exposures to take advantage of natural offsets that occur in the normal course of business. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed transactions, may be hedged through the use of purchased options. Additional information concerning the Company's hedging activities is presented in Note 14 to the Consolidated Financial Statements.

    The Company's non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1995, the EU Commission, at the request of the European footwear manufacturers, initiated two anti-dumping investigations covering certain footwear imported from the People's Republic of China, Indonesia and Thailand. In January 1997, the Commission imposed significant provisional anti-dumping duties on textile upper shoes imported from China and Indonesia. The Commission has not yet adopted permanent measures nor measures for leather/synthetic shoes, and the Company is unable to determine whether the Commission will do so.

    Nevertheless, the investigations and the anti-dumping duties expressly exclude "footwear designed for a sporting activity", and the Company does not currently believe that the Commission will change the exclusion. While the exclusion is subject to interpretation and/or amendment by customs authorities, the Company believes that most of its footwear sourced in the target countries for sale in the EU fits within the exclusion and, therefore, the Company will not be materially affected by the results of the antidumping investigations. If the Company's footwear were not covered by the exclusion, the Company would consider, in addition to its possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing. The Company believes that it is prepared to deal effectively with any such anti-dumping measures that may arise and that any adverse impact would be of a short-term nature. The Company continues to closely monitor international trade restrictions and to adopt its multi-country sourcing strategy and contingency plans. The Company believes that its major competitors would be similarly impacted by any such restrictions.

    As further explained in Note 1 to the Consolidated Financial Statements, prior to fiscal year 1997, certain of the Company's non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated and the May 1996 charge from operations for these entities of $4.1 million was recorded to retained earnings. This change did not have a material effect on the annual results of operations, however, quarterly results changed as certain reporting periods shifted one month. The Selected Quarterly Data section includes adjusted quarterly data for fiscal year 1996 as if the change had been in effect.

FISCAL 1996 COMPARED TO FISCAL 1995

    Significant growth in worldwide revenues and improved leverage of selling and administrative costs were the primary factors contributing to record earnings for fiscal year 1996 as compared to 1995.

    The Company experienced revenue growth in fiscal 1996 in all breakout categories. The most significant increase in absolute dollars was U.S. footwear, which grew $463.2 million, or 20.1%, as a result of 19% more pairs shipped and a 0.9% increase in average selling price per pair. Men's basketball, women's fitness and men's training comprised approximately half of the U.S. footwear category in terms of total revenues, and individually increased 7%, 29% and 25%, respectively, over the prior year. U.S. apparel increased $418.6 million, or 99%, experiencing growth in all categories and demonstrating the strength of the NIKE brand. Non-U.S. brand revenues also increased significantly, growing $616.7 million, or 35.9%, as a result of increases of $438.0 million (35.2%) and $178.7 million (37.8%) in footwear and apparel, respectively, over the prior year. Non-U.S. revenues were increased 1.2% as a result of the foreign currency translation impact. All NIKE regions outside the U.S. experienced revenue increases greater than 30%. Europe increased 33%, Asia Pacific, 41%, and the Americas, 35%. The most significant increases were in Japan, Italy, United Kingdom, Korea and Canada. Other brands increased $211.3 million, or 68%, over the prior year. Bauer, which was acquired at the end of the Company's third quarter of fiscal 1995, contributed $173.7 million of the increase.

    Gross margins were 39.6% in fiscal 1996 compared to 39.8% in 1995. The slight reduction in gross margins compared with 1995 was primarily driven by increased costs of air freight to meet delivery dates on increasing customer orders, and increased footwear product costs not fully recovered through the selling price. These higher expenses were partially offset by improved apparel margins due to significant increases in revenues and a reduction in close-outs as a percentage of total revenues.

    Total selling and administrative expenses as a percentage of revenues decreased to 24.6% as compared to 25.4% in 1995. The reduction can be attributed primarily to significant increases in revenues. The increase in absolute dollars was $378.9 million, or 31%. U.S. operations increased $160.5 million and non-U.S. increased $176.3 million, largely a result of increased sales and marketing spending as well as infrastructure to support growth outside the U.S. Bauer accounted for $33 million of the increase.

    Interest expense increased $15.3 million due primarily to the higher levels of short term borrowings needed to fund current operations. In 1995, average cash and equivalents were higher, as available cash was used to fund the acquisition of Bauer.

    Other income/expense rose $25 million in expense over 1995, primarily as a result of increased goodwill amortization from the acquisition of Bauer, a reduction in interest income due to a net lower cash position compared with the prior year, and increased profit share expense due to increased earnings. These were partially offset by the absence of non-recurring specific obligations which occurred in the prior year related to the shutdown for certain facilities in conjunction with the consolidation of European warehouses.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's financial position was very strong at May 31, 1997. Compared to May 31, 1996, total assets grew 36%, or $1.4 billion, to $5.4 billion, and shareholders' equity increased 30%, or $724 million, to $3.2 billion. Working capital increased $704 million, and the Company's current ratio increased to 2.1 at May 31, 1997 from 1.9 at 1996 fiscal year-end.

    Cash provided by operations decreased slightly to $323 million for the year ended May 31, 1997, primarily due to improved operating results offset by increased working capital requirements, given the global growth of the Company. Specifically, inventories increased $417 million, representing growth in nearly all areas of the Company. U.S. footwear and apparel inventories increased $71 million (31%) and $52 million (29%), respectively. The largest increases outside of the U.S. were in the European and Asia/ Pacific regions with increases of $121 million (54%) and $119 million (134%), respectively, due primarily to the significant increase in operations. Inventory turns on a consolidated basis reduced to approximately 4.8 times, as compared with 5.0 in fiscal 1996. Accounts receivable increased $486 million due, in part, to the higher level of fourth quarter revenues compared with the previous year.

    Additions to property, plant and equipment for fiscal 1997 were $466 million, an increase of $250 million over 1996. Additions in the U.S. totaled $266 million for the year due to continued overall expansion of U.S. operations which includes warehouse locations, management information systems, world headquarters expansion and the continued development of NIKETOWN retail locations. Outside the U.S., additions totaled $172 million, compared to $154 million for fiscal 1996, and relates to the continued expansion of infrastructure, investments in information systems and new NIKE retail locations. The remaining additions relate to other brands. Expected capital expenditures for fiscal 1998 approximate $680 million, with the primary components consisting of the continued expansion of the world headquarters, new NIKETOWN retail locations and warehouse expansion in the U.S., Japan and Korea.

    Additions to long-term debt of approximately $300 million in fiscal 1997, were used to fund the significant increase in property, plant and equipment, as well as increased working capital requirements. In June 1996, the Company's Japanese subsidiary borrowed 10.5 billion Yen (approximately $100 million) in a private placement, maturing June 26, 2011, to fund construction of a warehouse and distribution center and for other corporate purposes. Additionally, during December 1996 the Company filed a shelf registration statement with the Securities and Exchange Commission for the sale of up to $500 million of debt securities. The filing will enable the Company to issue debt from time to time during the next several years. Under this program, the Company issued $200 million seven-year notes in December 1996, maturing December 1, 2003, and subsequent to May 31, 1997, an additional $100 million medium-term notes were issued, maturing in three to five years. The proceeds were swapped into Dutch Guilders to obtain long-term fixed rate financing to support the growth of the Company's European operations.

    Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs. Significant short and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program under which there was $0 outstanding at both May 31, 1997 and 1996.

    Dividends per share of common stock for fiscal 1997 rose $.09 over fiscal 1996 to $.38 per share. Dividend declaration in all four quarters has been consistent since February 1984. Based upon current projected earnings and cash flow requirements, the Company anticipates continuing a dividend and reviewing its amount at the November Board of Directors meeting. The Company's policy continues to target an annual dividend in the range of 15% to 25% of trailing twelve-month earnings.

    During fiscal 1994, the Company announced that the Executive Committee of its Board of Directors, acting within limits set by the Board, authorized a plan to repurchase a maximum of $450 million NIKE Class B Common Stock over a period of up to three years. During fiscal 1996, the Board of Directors voted to extend the 1994 stock repurchase program until July 1, 1999. Funding has, and is expected to continue to, come from operating cash flow in combination with occasional short or medium-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions. The Company did not repurchase any shares during fiscal 1997 and, as of May 31, 1997, the Company had repurchased 20.6 million shares at a total cost of $301.7 million.

    Special Note Regarding Forward-Looking Statements

    Certain written and oral statements made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; the size, timing and mix of purchases of NIKE's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political instability; changes in government regulations;

liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact NIKE's business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on NIKE's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

Portland, Oregon
June 27, 1997
To the Board of Directors and
Shareholders of NIKE, Inc.

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 36 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

            [LOGO]

                                   NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                        YEAR ENDED MAY 31,
                                               -------------------------------------
                                                  1997         1996         1995
                                               -----------  -----------  -----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.....................................  $ 9,186,539  $ 6,470,625  $ 4,760,834
Costs and expenses:
  Costs of sales.............................    5,502,993    3,906,746    2,865,280
  Selling and administrative.................    2,303,704    1,588,612    1,209,760
  Interest expense (Notes 4 and 5)...........       52,343       39,498       24,208
  Other income/expense, net (Notes 1, 9 and
    10)......................................       32,277       36,679       11,722
                                               -----------  -----------  -----------
                                                 7,891,317    5,571,535    4,110,970
                                               -----------  -----------  -----------
Income before income taxes...................    1,295,222      899,090      649,864
Income taxes (Note 6)........................      499,400      345,900      250,200
                                               -----------  -----------  -----------
Net income...................................  $   795,822  $   553,190  $   399,664
                                               -----------  -----------  -----------
                                               -----------  -----------  -----------
Net income per common share (Note 1).........  $      2.68  $      1.88  $      1.36
                                               -----------  -----------  -----------
                                               -----------  -----------  -----------
Average number of common and common
  equivalent shares (Note 1).................      297,000      293,608      294,012
                                               -----------  -----------  -----------
                                               -----------  -----------  -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 MAY 31,
                                                         ------------------------
                                                            1997         1996
                                                         -----------  -----------
                                                              (IN THOUSANDS)
                                     ASSETS

Current Assets:
  Cash and equivalents.................................  $   445,421  $   262,117
  Accounts receivable, less allowance for doubtful
    accounts of $57,233 and $43,372....................    1,754,137    1,346,125
  Inventories (Note 2).................................    1,338,640      931,151
  Deferred income taxes (Note 6).......................      135,663       93,120
  Prepaid expenses (Note 1)............................      157,058       94,427
                                                         -----------  -----------
    Total current assets...............................    3,830,919    2,726,940
                                                         -----------  -----------
Property, plant and equipment, net (Notes 3 and 5).....      922,369      643,459
Identifiable intangible assets and goodwill (Note 1)...      464,191      474,812
Deferred income taxes and other assets (Notes 1 and
  6)...................................................      143,728      106,417
                                                         -----------  -----------
    Total assets.......................................  $ 5,361,207  $ 3,951,628
                                                         -----------  -----------
                                                         -----------  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 5)...........  $     2,216  $     7,301
  Notes payable (Note 4)...............................      553,153      445,064
  Accounts payable (Note 4)............................      687,121      455,034
  Accrued liabilities..................................      570,504      480,407
  Income taxes payable.................................       53,923       79,253
                                                         -----------  -----------
    Total current liabilities..........................    1,866,917    1,467,059
                                                         -----------  -----------
Long-term debt (Notes 5 and 13)........................      296,020        9,584
Deferred income taxes and other liabilities (Notes 1
  and 6)...............................................       42,132       43,285
Commitments and contingencies (Notes 11 and 14)........      --           --
Redeemable Preferred Stock (Note 7)....................          300          300
Shareholders' equity (Note 8):
  Common Stock at stated value:
    Class A convertible--101,711 and 102,240 shares
      outstanding......................................          152          153
    Class B--187,559 and 185,018 shares outstanding....        2,706        2,702
  Capital in excess of stated value....................      210,650      154,833
  Foreign currency translation adjustment..............      (31,333)     (16,501)
  Retained earnings....................................    2,973,663    2,290,213
                                                         -----------  -----------
    Total shareholders' equity.........................    3,155,838    2,431,400
                                                         -----------  -----------
Total liabilities and shareholders' equity.............  $ 5,361,207  $ 3,951,628
                                                         -----------  -----------
                                                         -----------  -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED MAY 31,
                                                              -------------------------------
                                                                1997       1996       1995
                                                              ---------  ---------  ---------
                                                                      (IN THOUSANDS)
Cash provided (used) by operations:
  Net income................................................  $ 795,822  $ 553,190  $ 399,664
  Income charges (credits) not affecting cash:
    Depreciation............................................    138,038     97,179     71,113
    Deferred income taxes and purchased tax benefits........    (47,146)   (73,279)   (24,668)
    Amortization and other..................................     30,291     32,685     14,966
  Changes in certain working capital components:
    Increase in inventories.................................   (416,706)  (301,409)   (69,676)
    Increase in accounts receivable.........................   (485,595)  (292,888)  (301,648)
    Increase in other current assets........................    (56,928)   (20,054)   (10,276)
    Increase in accounts payable, accrued liabilities and
      income taxes payable..................................    365,344    344,248    175,438
                                                              ---------  ---------  ---------
  Cash provided by operations...............................    323,120    339,672    254,913
                                                              ---------  ---------  ---------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment................   (465,908)  (216,384)  (154,125)
  Disposals of property, plant and equipment................     24,294     12,775      9,011
  Increase in other assets..................................    (43,829)   (26,376)    (9,499)
  (Decrease) increase in other liabilities..................    (10,833)    (9,651)     3,239
  Acquisition of subsidiaries:
    Identifiable intangible assets and goodwill.............     --         --       (345,901)
    Net assets acquired.....................................     --         --        (84,119)
                                                              ---------  ---------  ---------
  Cash used by investing activities.........................   (496,276)  (239,636)  (581,394)
                                                              ---------  ---------  ---------
Cash provided (used) by financing activities:
Additions to long-term debt.................................    300,500      5,044      2,971
Reductions in long-term debt including current portion......     (5,190)   (30,352)   (39,804)
Increase in notes payable...................................     92,926     47,964    263,874
Proceeds from exercise of options...........................     26,282     21,150      6,154
Repurchase of stock.........................................     --        (18,756)  (142,919)
Dividends--common and preferred.............................   (100,896)   (78,834)   (65,418)
                                                              ---------  ---------  ---------
  Cash provided (used) by financing activities..............    313,622    (53,784)    24,858
                                                              ---------  ---------  ---------
Effect of exchange rate changes on cash.....................       (166)      (206)    (1,122)
                                                              ---------  ---------  ---------
Effect of May 1996 cash flow activity for certain
  subsidiaries
  (Note 1)..................................................     43,004     --         --
                                                              ---------  ---------  ---------
Net increase (decrease) in cash and equivalents.............    183,304     46,046   (302,745)
                                                              ---------  ---------  ---------
Cash and equivalents, beginning of year.....................    262,117    216,071    518,816
                                                              ---------  ---------  ---------
Cash and equivalents, end of year...........................  $ 445,421  $ 262,117  $ 216,071
                                                              ---------  ---------  ---------
                                                              ---------  ---------  ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)....................  $  44,000  $  32,800  $  20,200
    Income taxes............................................    543,100    359,300    285,400

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                    COMMON STOCK
                                          ---------------------------------
                                                                             CAPITAL IN    FOREIGN
                                              CLASS A           CLASS B        EXCESS      CURRENCY
                                          ---------------   ---------------  OF STATED    TRANSLATION   RETAINED
                                          SHARES   AMOUNT   SHARES   AMOUNT    VALUE      ADJUSTMENT    EARNINGS       TOTAL
                                          -------  ------   -------  ------  ----------   ----------   -----------  -----------
                                                                             (IN THOUSANDS)
BALANCE AT MAY 31, 1994.................   26,679   $159     46,521  $2,704   $108,284     $(15,123)   $ 1,644,925  $ 1,740,949
Stock options exercised.................                        241      2       8,954                                    8,956
Conversion to Class B Common
  Stock.................................     (784)    (4)       784      4                                              --
Repurchase of Class B Common
  Stock.................................                     (2,130)   (13 )    (4,801)                   (138,106)    (142,920)
Stock issued pursuant to contractual
  obligations...........................                        134      1       9,999                                   10,000
Translation of statements of non-U.S.
  operations............................                                                     16,708                      16,708
Net income..............................                                                                   399,664      399,664
Dividends on Redeemable Preferred
  Stock.................................                                                                       (30)         (30)
Dividends on Common Stock...............                                                                   (68,638)     (68,638)

BALANCE AT MAY 31, 1995.................   25,895    155     45,550  2,698     122,436        1,585      1,837,815    1,964,689
                                          -------  ------   -------  ------  ----------   ----------   -----------  -----------
Stock options exercised.................                        756      3      32,848                                   32,851
Conversion to Class B Common
  Stock.................................     (655)    (2)       655      2                                              --
Repurchase of Class B Common
  Stock.................................                       (200)    (1 )      (451)                    (18,304)     (18,756)
Two-for-one Stock Split October 30,
  1995..................................   25,880            45,748
Translation of statements of non-U.S.
  operations............................                                                    (18,086)                    (18,086)
Net income..............................                                                                   553,190      553,190
Dividends on Redeemable Preferred
  Stock.................................                                                                       (30)         (30)
Dividends on Common Stock...............                                                                   (82,458)     (82,458)

BALANCE AT MAY 31, 1996.................   51,120    153     92,509  2,702     154,833      (16,501)     2,290,213    2,431,400
                                          -------  ------   -------  ------  ----------   ----------   -----------  -----------
Stock options exercised.................                      1,475      3      55,817                                   55,820
Conversion to Class B Common
  Stock.................................     (279)    (1)       279      1                                              --
Two-for-one Stock Split October 23,
  1996..................................   50,870            93,296
Translation of statements of non-U.S.
  operations............................                                                    (14,832)                    (14,832)
Net income..............................                                                                   795,822      795,822
Dividends on Redeemable Preferred
  Stock.................................                                                                       (30)         (30)
Dividends on Common Stock...............                                                                  (108,249)    (108,249)
Net income for the month ended May 1996,
  due to the change in fiscal year-end
  of certain non-U.S. operations (Note
  1)....................................                                                                    (4,093)      (4,093)

BALANCE AT MAY 31, 1997.................  101,711   $152    187,559  $2,706   $210,650     $(31,333)   $ 2,973,663  $ 3,155,838
                                          -------  ------   -------  ------  ----------   ----------   -----------  -----------
                                          -------  ------   -------  ------  ----------   ----------   -----------  -----------

                                   NIKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Prior to fiscal year 1997, certain of the Company's non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 charge from operations for these entities of $4,093,000 was recorded to retained earnings in the first quarter of the current year.

RECOGNITION OF REVENUES:

    Revenues recognized include sales plus fees earned on sales by licensees.

ADVERTISING:

    Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Total advertising and promotion expenses were $978,251,000, $642,498,000 and $495,006,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Included in prepaid expenses and other assets was $111,925,000 and $69,340,000 at May 31, 1997 and 1996, respectively, relating to prepaid advertising and promotion expenses.

CASH AND EQUIVALENTS:

    Cash and equivalents represent cash and short-term, highly liquid investments with original maturities three months or less.

INVENTORY VALUATION:

    Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all U.S. inventories. Non-U.S. inventories are valued on a first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION:

    Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements and principally on a declining balance basis for machinery and equipment, based upon estimated useful lives ranging from two to thirty years.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL:

    At May 31, 1997 and 1996, the Company had patents, trademarks and other identifiable intangible assets with a value of $219,186,000 and $209,586,000, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $326,252,000 and $327,555,000 at May 31, 1997 and 1996, respectively.

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $81,247,000 and $62,329,000 at May 31, 1997 and 1996, respectively.

    Amortization expense, which is included in other income/expense, was $19,765,000, $21,772,000 and $13,176,000 for the years ended May 31, 1997, 1996 and 1995, respectively. Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

OTHER LIABILITIES:

    Other liabilities include amounts with settlement dates beyond one year, and are primarily composed of long-term deferred endorsement payments of $15,815,000 and $21,674,000 at May 31, 1997 and 1996, respectively. Deferred payments to endorsers relate to amounts due beyond contract termination, which are discounted at various interest rates and accrued over the contract period.

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

FOREIGN CURRENCY TRANSLATION:

    Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment in shareholders' equity.

DERIVATIVES:

    The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any gains are included in prepaid expenses or accrued liabilities and are recognized in earnings when the transaction being hedged is recognized. Gains and losses arising from foreign currency forward and option contracts, and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. Cash flows from risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity. See Note 14 for further discussion.

INCOME TAXES:

    Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.

    The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 6 for further discussion.

NET INCOME PER COMMON SHARE:

    Net income per common share is computed based on the weighted average number of common and common equivalent (stock option) shares outstanding for the periods reported.

    On October 23, 1996 and October 30, 1995, the Company issued additional shares in connection with two-for-one stock splits effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect these stock splits.

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

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to fiscal 1997 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2--INVENTORIES

    Inventories by major classification are as follows:

                                                                              MAY 31,
                                                                      ------------------------
                                                                          1997         1996
                                                                      ------------  ----------
Finished goods......................................................  $  1,248,401  $  874,700
Work-in-progress....................................................        50,245      28,940
Raw materials.......................................................        39,994      27,511
                                                                      ------------  ----------
                                                                      $  1,338,640  $  931,151
                                                                      ------------  ----------
                                                                      ------------  ----------

    The excess of replacement cost over LIFO cost was $20,716,000 at May 31, 1997, and $16,023,000 at May 31, 1996.

                                   NIKE, INC.

NOTE 3--PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment includes the following:

                                                                             MAY 31,
                                                                    --------------------------
                                                                        1997          1996
                                                                    ------------  ------------
Land..............................................................  $     90,792  $     75,369
Buildings.........................................................       241,062       246,602
Machinery and equipment...........................................       735,739       572,396
Leasehold improvements............................................       206,593        83,678
Construction in process...........................................       151,561        69,660
                                                                    ------------  ------------
                                                                       1,425,747     1,047,705
Less Accumulated Depreciation.....................................       503,378       404,246
                                                                    ------------  ------------
                                                                    $    922,369  $    643,459
                                                                    ------------  ------------
                                                                    ------------  ------------

    Capitalized interest expense was $2,765,000, $858,000 and $261,000 for the fiscal years ended May 31, 1997, 1996 and 1995 respectively.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES

    Notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation NIAC) are summarized below:

                                                                                       MAY 31,
                                                              ----------------------------------------------------------
                                                                          1997                          1996
                                                              ----------------------------  ----------------------------
                                                              BORROWINGS    INTEREST RATE   BORROWINGS    INTEREST RATE
                                                              -----------  ---------------  -----------  ---------------
Banks:
  Non-U.S. Operations.......................................   $ 553,153           4.08%     $ 445,064           4.38%
                                                              -----------           ---     -----------           ---
                                                               $ 553,153                     $ 445,064
                                                              -----------                   -----------
                                                              -----------                   -----------
NIAC........................................................   $ 414,132           6.14%     $ 237,413           5.80%
                                                              -----------           ---     -----------           ---
                                                              -----------           ---     -----------           ---

    The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing non-U.S. national operations. Certain of these loans can be secured by accounts receivable and inventory.

    The Company purchases through Nissho Iwai American Corporation ("NIAC") substantially all of the athletic footwear and apparel it acquires from non-U.S. suppliers. Accounts payable to NIAC are generally due up to 120 days after shipment of goods from the foreign port. Interest on such accounts payable accrues at the ninety day London Interbank Offered Rate (LIBOR) as of the beginning of the month of the invoice date, plus .30%.

    At May 31, 1997 and 1996, the Company had no outstanding borrowings under its $500 million unsecured multiple option facility with ten banks, which matures on October 31, 2001. This agreement contains optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on this agreement is determined by the borrowing option and, under the committed revolving loan facility, is either the LIBOR plus .19% or the higher of the Fed Funds rate

                                   NIKE, INC.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES (CONTINUED) plus .50% or the Prime Rate. The agreement provides for annual fees of .07% of the total commitment. Under the agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 1997.

    Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service. There were no amounts outstanding at May 31, 1997 or May 31, 1996 under these arrangements.

NOTE 5--LONG-TERM DEBT

    Long-term debt includes the following:

                                                                                 MAY 31,
                                                                          ---------------------
                                                                             1997       1996
                                                                          ----------  ---------
6.375% Medium terms notes, payable December 1, 2003.....................  $  199,211  $  --
4.30% Japanese yen notes, payable June 26, 2011.........................      92,373     --
9.43% capital warehouse lease...........................................      --          7,485
Other...................................................................       6,652      9,400
                                                                          ----------  ---------
    Total...............................................................     298,236     16,885
Less current maturities.................................................       2,216      7,301
                                                                          ----------  ---------
                                                                          $  296,020  $   9,584
                                                                          ----------  ---------
                                                                          ----------  ---------

    In December of 1996, the Company filed a $500 million shelf registration with the Securities and Exchange Commission and issued $200 million seven-year notes, maturing December 1, 2003. The proceeds were subsequently exchanged for Dutch Guilders and loaned to a European subsidiary. Interest on the loan is paid semi-annually. The Company entered into swap transactions reducing the effective interest rate to 5.64% as well as to hedge the foreign currency exposure related to the repayment of the intercompany loan. In June of 1997, the Company issued an additional $100 million medium term notes under this program with maturities of June 16, 2000 and June 17, 2002.

    In June of 1996, the Company's Japanese subsidiary borrowed 10.5 billion yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

    The Company's long-term debt ratings are A+ by Standard and Poor's Corporation and A1 by Moody's Investor Service. Amounts of long-term maturities in each of the five fiscal years 1998 through 2002, respectively, are $2,216,000, $1,891,000, $2,187,000, $188,000 and $47,000.

                                   NIKE, INC.

NOTE 6--INCOME TAXES

    Income before incoming taxes and the provision for income taxes are as follows:

                                                                  YEAR ENDED MAY 31,
                                                         ------------------------------------
                                                             1997         1996        1995
                                                         ------------  ----------  ----------
                                                                    (IN THOUSANDS)
Income before income taxes:
  United States........................................  $  1,008,023  $  644,755  $  467,548
  Foreign..............................................       287,199     254,335     182,316
                                                         ------------  ----------  ----------
                                                         $  1,295,222  $  899,090  $  649,864
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------
Provision for income taxes:
Current:
  United States
    Federal............................................  $    359,408  $  247,526  $  172,127
    State..............................................        74,716      42,622      34,764
  Foreign..............................................       112,679     127,345      75,964
                                                         ------------  ----------  ----------
                                                              546,803     417,493     282,855
                                                         ------------  ----------  ----------
Deferred:
  United States
    Federal............................................       (21,097)    (33,003)    (25,689)
    State..............................................        (5,062)     (7,657)     (2,430)
  Foreign..............................................       (21,244)    (30,933)     (4,536)
                                                         ------------  ----------  ----------
                                                              (47,403)    (71,593)    (32,655)
                                                         ------------  ----------  ----------
                                                         $    499,400  $  345,900  $  250,200
                                                         ------------  ----------  ----------
                                                         ------------  ----------  ----------

    During fiscal 1994 the Company permanently reinvested approximately $56,000,000 of its undistributed non-U.S.earnings in certain subsidiaries.

    A benefit has been recognized for foreign loss carry forwards of $138,500,000 and $96,600,000 at May 31, 1997 and 1996, respectively, which have no expiration. As of May 31, 1997, the Company has utilized all foreign tax credits.

                                   NIKE, INC.

NOTE 6--INCOME TAXES (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following:

                                                                              MAY 31,
                                                                      ------------------------
                                                                         1997         1996
                                                                      -----------  -----------
Undistributed earnings of foreign subsidiaries......................  $     3,026  $     3,220
Other...............................................................       13,017       12,040
                                                                      -----------  -----------
  Gross deferred tax liabilities....................................       16,043       15,260
                                                                      -----------  -----------
Allowance for doubtful accounts.....................................      (16,092)      (9,050)
Inventory reserves..................................................      (30,347)     (20,796)
Deferred compensation...............................................      (26,659)     (17,583)
Reserves and accrued liabilities....................................       50,738      (42,870)
Tax basis inventory adjustment......................................      (19,263)     (12,363)
Depreciation........................................................       (8,379)      (2,594)
Foreign loss carry forwards.........................................      (32,100)     (25,162)
Other...............................................................       (9,582)     (12,978)
                                                                      -----------  -----------
  Gross deferred tax assets.........................................     (193,160)    (143,396)
                                                                      -----------  -----------
Net deferred tax assets.............................................  $  (177,117) $  (128,136)
                                                                      -----------  -----------
                                                                      -----------  -----------

    A reconcillation form the U.S. statutory income tax rate to the effective income tax rate follows:

                                                                             YEAR ENDED MAY 31,
                                                                       -------------------------------
                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
U.S. Federal statutory rate..........................................       35.0%      35.0%      35.0%
State income taxes, net of federal benefit...........................        3.5        2.6        3.2
  Other, net.........................................................         .1         .9         .3
                                                                             ---        ---        ---
Effective income tax rate............................................       38.6%      38.5%      38.5%
                                                                             ---        ---        ---
                                                                             ---        ---        ---

NOTE 7--REDEEMABLE PREFERRED STOCK

    NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $300,000. A cumulative dividend of $.10 per share is payable annually on May 31 and no dividends may be declared or paid on the Common Stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 1997. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

                                   NIKE, INC.

NOTE 8--COMMON STOCK

    The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110,000,000 and 350,000,000, respectively. The Company announced a two-for-one stock split which was effected in the form of a 100% stock dividend on outstanding Class A and Class B Common Stock, paid October 23, 1996. In the previous year a similar two-for-one stock split was announced, paid October 30, 1995. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

    The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 13,440,000 shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

    In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 16,000,000 shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses, and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock appreciation rights, and the purchase price of restricted stock, may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 1997, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

    In addition to the option plans discussed above, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 1997, 7,754,000 options with exercise prices ranging from $0.417 per share to $53.625 per share had been granted. The aggregate compensation expenses related to these agreements is $9,530,000 and is being amortized over vesting periods from October 1980 through September 2000. The outstanding agreements expire from December 1998 through September 2006.

    During 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock Based Compensation," which defines a fair value method of accounting for an employee stock option or similar equity instrument and encouraged, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement has been applied.

    The Company has elected not to adopt the fair value method; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes the value of options granted during fiscal years 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1997 and 1996 were a dividend yield of 1%, expected volatility of the market price of the Company's common stock of 30%, a weighted-average expected life of the options of approximately

                                   NIKE, INC.

NOTE 8--COMMON STOCK (CONTINUED)
five years, and interest rates of 6.42 and 6.56 for fiscal 1997 and 5.92 and
5.97 for fiscal 1996. These interest rates are reflective of option grant dates made throughout the year.

    Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 1997 and 1996, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $29,074,000 and $18,167,000, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in 1997 and 1996 are $17.39 and $7.15, respectively.

    If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income and pro forma net income and net income per share and pro forma net income per share would have been reported as follows:

                                                                   YEAR ENDED MAY 31,
                                                     ----------------------------------------------
                                                              1997                    1996
                                                     ----------------------  ----------------------
                                                     NET INCOME      EPS     NET INCOME      EPS
                                                     -----------  ---------  -----------  ---------
As Reported........................................   $ 795,822   $    2.68   $ 553,190   $    1.88
Pro Forma..........................................     788,692        2.66     550,426        1.87

    The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

    The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

                                                                    WEIGHTED
                                                                     AVERAGE
                                                     SHARES       OPTION PRICE
                                                  -------------  ---------------
                                                       (IN
                                                   THOUSANDS)
Options outstanding May 31, 1995................       11,916       $   10.87
  Exercised.....................................       (2,281)           7.90
  Surrendered...................................          (66)          17.07
  Granted.......................................        2,690           21.25
                                                       ------          ------
Options outstanding May 31, 1996................       12,259           13.67
  Exercised.....................................       (2,012)          11.28
  Surrendered...................................          (55)          23.50
  Granted.......................................        1,692           48.93
                                                       ------          ------
Options outstanding May 31, 1997................       11,884           19.05
                                                       ------          ------
                                                       ------          ------
Options exercisable at May 31,
  1996..........................................        4,225            8.35
  1997..........................................        5,219           11.33

                                   NIKE, INC.

NOTE 8--COMMON STOCK (CONTINUED)
    The following table sets forth the exercise prices, the number of options outstanding and exercisable, and the remaining contractual lives of the Company's stock options at May 31, 1997:

                   NUMBER OF OPTIONS   WEIGHTED AVERAGE          WEIGHTED AVERAGE           NUMBER OF OPTIONS   WEIGHTED AVERAGE
 EXERCISE PRICE       OUTSTANDING       EXERCISE PRICE    CONTRACTORS LIFE REMAINING TIME      EXERCISABLE       EXERCISE PRICE
-----------------  -----------------   ----------------   -------------------------------   -----------------   ----------------
                    (IN THOUSANDS)                                                           (IN THOUSANDS)

$ 3.125 - $ 9.563        2,841              $ 7.56                     2.90                       2,841              $ 7.56
 11.250 -  14.188        3,027               13.73                     5.76                       1,108               14.00
 14.219 -  21.000        4,132               18.40                     7.65                       1,263               17.35
 22.813 -  71.875        1,884               46.32                     8.68                           7               32.78

NOTE 9--BENEFIT PLANS:

    The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $18,500,000, $15,500,000 and $11,200,000 to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 1997, 1996 and 1995, respectively.

    The Company has a voluntary 401(k) employee savings plan. The Company matches with Common Stock a portion of employee contributions, vesting that portion over 5 years. Company contributions to the savings plan were $6,349,000, $4,660,000 and $3,363,000 for the years ended May 31, 1997, 1996 and 1995, respectively.

NOTE 10--OTHER INCOME/EXPENSE, NET:

    Included in other income/expense for the years ended May 31, 1997, 1996 and 1995, is interest income of $20,089,000, $16,083,000 and $26,094,000, respectively. During the year, the Company's subsidiary, Bauer Inc, recognized a one-time restructuring charge of $18,096,000 for a plan which includes, among other things, moving certain products to offshore production and the closing of certain facilities. The Company recognized $11,412,000 in non-recurring specific obligations associated with the shutdown of certain facilities in conjunction with the consolidation of European warehouses for the year ended May 31, 1995.

NOTE 11--COMMITMENTS AND CONTINGENCIES:

    The Company leases space for its offices, warehouses and retail stores under leases expiring from one to twenty years after May 31, 1997. Rent expense aggregated $84,109,000, $52,483,000 and $43,506,000 for the years ended May 31,
1997, 1996 and 1995, respectively. Amounts of minimum future annual rental commitments under non-cancellable operating leases in each of the five fiscal years 1998 through 2002 are $76,319,000, $65,315,000, $53,776,000, $46,125,000,
$42,274,000, respectively, and $326,198,000 in later years.

    Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

                                   NIKE, INC.

NOTE 12--ACQUISITION OF BAUER INC.:

    During the third quarter of fiscal 1995, NIKE acquired all the outstanding shares of Bauer Inc. (formerly Canstar Sports Inc.), the world's largest hockey equipment manufacturer. The acquisition was accounted for using the purchase method of accounting. The cash purchase price, including acquisition costs, was approximately $409 million.

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

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS:

    The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet because of their short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including current portion, is approximately $295,863,000, compared to a carrying value of $298,236,000 at May 31, 1997 and $16,840,000, compared to a carrying value of $16,885,000 at May 31, 1996. See Note 14 for fair value of derivatives.

NOTE 14--FINANCIAL RISK MANAGEMENT AND DERIVATIVES:

    The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings. The Company does not hold or issue financial instruments for trading purposes. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

    The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollar. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and recognized in earnings when the transaction being hedged is recognized. Deferred option premiums paid, net of realized gains, were $14,500,000 and $5,100,000 at May 31, 1997 and 1996, respectively. Gains and losses related to hedges of firmly committed transactions and the related

                                   NIKE, INC.

NOTE 14--FINANCIAL RISK MANAGEMENT AND DERIVATIVES: (CONTINUED) receivables and payables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the hedged transaction. Net realized and unrealized gains on forward contracts deferred at May 31, 1997 and 1996 were $28,000,000 and $20,700,000, respectively.

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

    The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 1997 and 1996.

                                                                                    MAY 31,
                                                      --------------------------------------------------------------------
                                                                    1997                               1996
                                                      ---------------------------------  ---------------------------------
                                                      NOTIONAL                           NOTIONAL
                                                      PRINCIPAL   CARRYING      FAIR     PRINCIPAL   CARRYING      FAIR
                                                       AMOUNTS     VALUES      VALUES     AMOUNTS     VALUES      VALUES
                                                      ---------  -----------  ---------  ---------  -----------  ---------
Currency Swaps......................................  $   200.0   $    19.4   $    13.7  $  --       $  --       $  --
Forward Contracts...................................    2,328.5        14.8        47.4    1,422.8        (2.1)       14.5
Purchased Options...................................      413.7         9.7         9.4      280.2         2.6          .5
                                                      ---------       -----   ---------  ---------       -----   ---------
Total...............................................  $ 2,942.2   $    43.9   $    70.5  $ 1,703.0   $      .5   $    15.0
                                                      ---------       -----   ---------  ---------       -----   ---------
                                                      ---------       -----   ---------  ---------       -----   ---------

    At May 31, 1997 and May 31, 1996, the Company had no contracts outstanding with maturities beyond one year except the currency swaps which have maturity dates consistent with the maturity dates of the related debt. All realized gains/losses deferred at May 31, 1997 will be recognized within one year.

    The counterparties to derivative transactions are major financial institutions with investment grade or better credit ratings and, additionally, counterparties to derivatives three years or greater are all AAA rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at May 31, 1997 and 1996. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 15--INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

    The Company operates predominantly in one industry segment, that being the design, production, marketing and selling of sports and fitness footwear, apparel and accessories. During 1997, 1996 and 1995,

                                   NIKE, INC.

NOTE 15--INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS: (CONTINUED) sales to one major customer amounted to approximately 12%, 12% and 14% of total sales, respectively. The geographic distributions of the Company's identifiable assets, operating income and revenues are summarized in the following table.

                                                                                     YEAR ENDED MAY 31,
                                                                          ----------------------------------------
                                                                              1997          1996          1995
                                                                          ------------  ------------  ------------

                                                                                       (IN THOUSANDS)
Revenues from unrelated entities:
United States...........................................................  $  5,529,132  $  3,964,662  $  2,997,864
Europe..................................................................     1,833,722     1,334,340       980,444
Asia/Pacific............................................................     1,245,217       735,094       515,652
Latin America/Canada and other..........................................       578,468       436,529       266,874
                                                                          ------------  ------------  ------------
                                                                          $  9,186,539  $  6,470,625  $  4,760,834
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Total revenues:
United States...........................................................  $  5,531,957  $  3,972,815  $  3,004,260
Europe..................................................................     1,833,722     1,341,738       985,882
Asia/Pacific............................................................     1,245,217       735,094       515,652
Latin America/Canada and other..........................................       730,046       503,591       298,323
Less inter-geographic revenues..........................................      (154,403)      (82,613)      (43,283)
                                                                          ------------  ------------  ------------
                                                                          $  9,186,539  $  6,470,625  $  4,760,834
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Operating income:
United States...........................................................  $    968,993  $    697,094  $    501,685
Europe..................................................................       170,612       145,722       113,800
Asia/Pacific............................................................       174,997       123,585        64,168
Latin America/Canada and other..........................................        71,342        55,851        37,721
Less corporate, interest and other income (expense) and eliminations....       (90,722)     (123,162)      (67,510)
                                                                          ------------  ------------  ------------
                                                                          $  1,295,222  $    899,090  $    649,864
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Assets:
United States...........................................................  $  2,994,017  $  2,371,991  $  1,659,522
Europe..................................................................     1,272,918       941,522       771,752
Asia/Pacific............................................................       665,776       386,485       306,390
Latin America/Canada and other..........................................       328,681       188,839       209,389
                                                                          ------------  ------------  ------------
Total identifiable assets...............................................     5,261,392     3,888,837     2,947,053
Corporate cash and eliminations.........................................        99,815        62,791       195,692
                                                                          ------------  ------------  ------------
    Total assets........................................................  $  5,361,207  $  3,951,628  $  3,142,745
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company has filed with the Securities and Exchange Commission its definitive proxy statement dated August 13, 1997 for the annual meeting of shareholders to be held on September 22, 1997. The information required by this Item with respect to the Company's directors is incorporated herein by reference from pages 3 through 6, and 8 through 10 of such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

    The information required by Items 11-13 of Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated August 13, 1997 for its 1997 annual meeting of shareholders.

PROXY

                                                                                                       STATEMENT
                                                                                                       PAGE NO.
                                                                                                      -----------
ITEM 11.   EXECUTIVE COMPENSATION...................................................................   7-8, 11-21
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................         8-10
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................        19-21

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                               FORM 10-K
                                                                                               PAGE NO.
                                                                                              -----------
1.  FINANCIAL STATEMENTS:
Report of Independent Accountants...........................................................          18
Consolidated Statement of Income for each of the three years ended May 31, 1996.............          19
Consolidated Balance Sheet at May 31, 1996 and 1995.........................................          20
Consolidated Statement of Cash Flows for each of the three years ended May 31, 1996.........          21
Consolidated Statement of Shareholders' Equity for each of the three years ended May 31,
  1996......................................................................................          22
Notes to Consolidated Financial Statements..................................................       23-35
2.  FINANCIAL STATEMENT SCHEDULES:
VIII--Valuation and Qualifying Accounts.....................................................         F-1
IX--Short-Term Borrowings...................................................................         F-2

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

  4.1  Restated Articles of Incorporation, as amended (see Exhibit 3.1).

  4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

  4.3  Form of Indenture between the Company and The First National Bank of
         Chicago, as Trustee (incorporated by reference from Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the
         Company on November 26, 1996.

  4.4  Officers' Certificate establishing the terms of the Company's 6 3/8% Notes
         Due December 1, 2003 (incorporated by reference from Exhibit 4.1 to the
         Company's Current Report on Form 8-K dated December 10, 1996).

  4.5  Form of 6 3/8% Note due December 1, 2003 (incorporated by reference from
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated December
         10, 1996).

  4.6  Form of Officers' Certificate establishing the terms of the Company's
         Fixed Rate Medium-Term Note and Floating Rate Medium-Term Note
         (incorporated by reference from Exhibit 4.1 to the Company's Current
         Report on Form 8-K dated April 23, 1997).

  4.7  Form of Fixed Rate Medium-Term Note (incorporated by reference from
         Exhibit 4.2 to the Company's Current Report on Form 8-K dated April 23,
         1997).

  4.8  Form of Floating Rate Medium-Term Note (incorporated by reference from
         Exhibit 4.3 to the Company's Current Report on Form 8-K dated April 23,
         1997).

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

 10.7 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*

 12.1  Computation of Ratio of Earnings to Fixed Charges.

 21    Subsidiaries of the Registrant.

 23    Consent of Price Waterhouse, independent certified public accountants (set forth on page F-3 of this Annual Report on Form 10-K).

------------------------

*   Management contract or compensatory plan or arrangement.

    Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, the Company will furnish share-holders with a copy of any Exhibit upon payment of $.10 per page, which represents the Company's reasonable expenses in furnishing such Exhibits.

    (B) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997:

April 23,      Item 5. (Other         Announcement of, and filing of certain
1997           Events) and Item 7     documents relating to, a public
               (Exhibits)             offering of the Company's Medium-Term
                                      Notes.

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                                         BEGINNING    COSTS AND      OTHER       NET OF       END OF
                     DESCRIPTION                         OF PERIOD    EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
FOR THE YEAR ENDED MAY 31, 1995:
Allowance for doubtful accounts.......................   $  28,291    $  12,544    $   3,122    $  11,294    $  32,663
Other assets..........................................           0                                                   0
                                                        -----------  -----------  -----------  -----------  -----------
                                                         $  28,291    $  12,544    $   3,122    $  11,294    $  32,663
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------
FOR THE YEAR ENDED MAY 31, 1996:
Allowance for doubtful accounts.......................   $  32,663    $  20,527    ($  1,144)   $   8,674    $  43,372
Other assets..........................................           0                                                   0
                                                        -----------  -----------  -----------  -----------  -----------
                                                         $  32,663    $  20,527    ($  1,144)   $   8,674    $  43,372
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------
FOR THE YEAR ENDED MAY 31, 1997:
Allowance for doubtful accounts.......................   $  43,372    $  25,542    $   1,667    $  13,348    $  57,233
Other assets..........................................           0                                                   0
                                                        -----------  -----------  -----------  -----------  -----------
                                                         $  43,372    $  25,542    $   1,667    $  13,348    $  57,233
                                                        -----------  -----------  -----------  -----------  -----------
                                                        -----------  -----------  -----------  -----------  -----------

                                  SCHEDULE IX

                            SHORT-TERM BORROWINGS(1)
                                 (IN THOUSANDS)

                                                                                                        WEIGHTED
                                                                                                        AVERAGE
                                                                               MAXIMUM      AVERAGE     INTEREST
                                                                  WEIGHTED     AMOUNT       AMOUNT        RATE
                                                     BALANCE AT   AVERAGE    OUTSTANDING  OUTSTANDING    DURING
                                                       END OF     INTEREST   DURING THE   DURING THE      THE
                                                       PERIOD       RATE     PERIOD (2)   PERIOD (3)   PERIOD (3)
                                                     ----------  ----------  -----------  -----------  ----------
FOR THE YEAR ENDED MAY 31, 1995:
Notes payable to banks:
  U.S. Operations..................................  $  118,609        6.01%  $ 217,212    $  49,277         6.51%
  Non-U.S. Operations..............................     278,491        5.05     278,491      157,941         5.16
                                                     ----------              -----------  -----------
                                                     $  397,100               $ 495,703    $ 207,218
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------
Interest bearing accounts payable to NIAC(4).......  $  129,480        6.48%  $ 142,483    $ 118,032         6.05%
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------
FOR THE YEAR ENDED MAY 31, 1996:
Notes payable to banks:
  U.S. Operations..................................      --          --%      $ 138,479    $  64,554         6.36%
  Non-U.S. Operations..............................     445,064        4.38     481,344      356,822         3.86
                                                     ----------              -----------  -----------
                                                     $  445,064               $ 619,823    $ 421,376
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------
Interest bearing accounts payable to NIAC..........  $  237,413        5.80%  $ 237,413    $ 186,161         6.00%
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------
FOR THE YEAR ENDED MAY 31, 1997:
Notes payable to banks:
  U.S. Operations..................................      --          --%      $ 158,247    $  45,592         5.38%
  Non-U.S. Operations..............................     553,153        4.08     553,153      436,567         3.61
                                                     ----------              -----------  -----------
                                                     $  553,153               $ 711,400    $ 482,159
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------
Interest bearing accounts payable to NIAC..........  $  414,132        6.14%  $ 414,132    $ 294,907         5.93%
                                                     ----------              -----------  -----------
                                                     ----------              -----------  -----------

------------------------

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

(4) NIAC refers to Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a Japanese trading company.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the documents listed below, of our report dated June 27, 1997, which appears on Page 18 of this Annual Report on Form 10-K:

    1. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 2-81419);

    2. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 33-29262);

    3. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-43205);

    4. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-48977);

    5. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 33-41842);

    6. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8 (No. 33-63995); and

    7. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-3 (No. 333-15953).

                                          Price Waterhouse LLP

Portland, Oregon
August 29, 1997

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 NIKE, INC.

Date:  August 29, 1997                            By:    /s/ PHILIP H. KNIGHT

                                                     ---------------------------
                                                        PHILIP H. KNIGHT,
                                                    CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

     /s/ PHILIP H. KNIGHT       Chairman of the Board and     August 29, 1997
------------------------------    Chief Executive Officer
       PHILIP H. KNIGHT

PRINCIPAL FINANCIAL AND
ACCOUNTING OFFICER:

    /s/ ROBERT S. FALCONE       Vice President and Chief      August 29, 1997
------------------------------    Financial Officer
      ROBERT S. FALCONE

DIRECTORS:

   /s/ WILLIAM J. BOWERMAN      Director                      August 29, 1997
------------------------------
     WILLIAM J. BOWERMAN

     /s/ THOMAS E. CLARKE       Director                      August 29, 1997
------------------------------
       THOMAS E. CLARKE

      /s/ JILL K. CONWAY        Director                      August 29, 1997
------------------------------
        JILL K. CONWAY

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ RALPH D. DENUNZIO       Director                      August 29, 1997
------------------------------
      RALPH D. DENUNZIO

    /s/ RICHARD K. DONAHUE      Director                      August 29, 1997
------------------------------
      RICHARD K. DONAHUE

     /s/ DELBERT J. HAYES       Director                      August 29, 1997
------------------------------
       DELBERT J. HAYES

    /s/ DOUGLAS G. HOUSER       Director                      August 29, 1997
------------------------------
      DOUGLAS G. HOUSER

      /s/ JOHN E. JAQUA         Director                      August 29, 1997
------------------------------
        JOHN E. JAQUA

      /s/ KENICHI OHMAE         Director                      August 29, 1997
------------------------------
        KENICHI OHMAE

   /s/ CHARLES W. ROBINSON      Director                      August 29, 1997
------------------------------
     CHARLES W. ROBINSON

    /s/ A. MICHAEL SPENCE       Director                      August 29, 1997
------------------------------
      A. MICHAEL SPENCE

  /s/ JOHN R. THOMPSON, JR.     Director                      August 29, 1997
------------------------------
    JOHN R. THOMPSON, JR.