Form 10-Q
period 1997-08-31
NIKE INC
filed 1997-10-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 1997 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 1997 were:
                                   _________________

                    Class A         101,497,153

                    Class B         188,935,323
                                   ____________
                                    290,432,476
                                    ===========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Aug. 31,      May 31,
                                                         1997         1997
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  403,087   $  445,421
     Accounts receivable                              1,992,390    1,754,137
     Inventories (Note 3)                             1,293,593    1,338,640
     Deferred income taxes                              129,385      135,663
     Prepaid expenses                                   184,312      157,058
                                                     __________    _________

     Total current assets                             4,002,767    3,830,919

Property, plant and equipment                         1,513,450    1,425,747
     Less accumulated depreciation                      541,176      503,378
                                                     __________   __________

                                                        972,274      922,369

Identifiable intangible assets and goodwill             459,336      464,191
Deferred income taxes and other assets                  191,035      143,728
                                                     __________   __________

                                                     $5,625,412   $5,361,207
                                                     ==========   ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    2,816   $    2,216
     Notes payable                                      428,669      553,153
     Accounts payable                                   534,694      687,121
     Accrued liabilities                                662,270      570,504
     Income taxes payable                               167,152       53,923
                                                     __________   __________

          Total current liabilities                   1,795,601    1,866,917
Long-term debt                                          393,174      296,020
Deferred income taxes and other liabilities              50,798       42,132
Commitments and contingencies (Note 4)                       --           --
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-101,497 and
            101,711 shares outstanding                      152          152
          Class B-188,935 and 187,559 shares
               outstanding                                2,708        2,706
     Capital in excess of stated value                  224,894      210,650
     Foreign currency translation
       adjustment                                       (39,953)     (31,333)
     Retained earnings                                3,197,738    2,973,663
                                                     ___________  __________

                                                      3,385,539    3,155,838
                                                     ___________  __________

                                                     $5,625,412   $5,361,207
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended
                                           August 31,
                                      __________________

                                         1997     1996
                                         ____     ____

                            (in thousands, except per share data)
Revenues                             $2,766,099  $2,281,926
                                      _________   _________

Costs and expenses:
     Cost of sales                    1,665,465   1,362,119
     Selling and administrative         658,916     529,537
     Interest                            16,919      12,666
     Other expense (income)              13,169       8,641
                                       ________     ________

                                      2,354,469   1,912,963
                                       ________     ________

Income before income taxes              411,630     368,963

Income taxes                            158,500     142,900
                                       ________    ________

Net income                           $  253,130  $  226,063
                                      =========   =========

Net income per common share(Note 2)  $      .85  $      .76
                                      =========   =========
Dividends declared per common share  $      .10  $      .08
                                      =========   =========

Average number of common and
 common equivalent shares (Note 2)      297,494     296,368
                                      =========   =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                          _________________

                                                          1997         1996
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $253,130   $226,063
Income charges (credits) not
          affecting cash:
          Depreciation                                     43,792     27,012
          Deferred income taxes and
              purchased tax benefits                        3,938      5,984
          Other                                             4,517     13,306
          Changes in other working capital
            components                                   (168,015)  (250,952)
                                                          _______    _______

          Cash provided by operations                     137,362     21,413
                                                          _______    _______
Cash (used) provided by investing activities:
          Additions to property, plant and
            equipment                                    (108,682)   (74,260)
          Disposals of property, plant and
            equipment                                       3,934      7,525
          Increase in other assets                        (40,158)   (16,211)
          Decrease in other liabilities                    (1,048)    (9,651)
                                                           _______    _______

          Cash used by investing activities              (145,954)   (92,597)
                                                         _________   ________

Cash provided (used) by financing activities:
          Additions to long-term debt                     101,885     98,808
          Reductions in long-term debt
            including current portion                        (429)    (2,263)
          (Decrease) increase in notes payable           (124,484)    78,983
          Proceeds from exercise of options                14,246      9,381
          Dividends - common and preferred                (28,932)   (21,547)
                                                          _______    _______
          Cash (used) provided by financing
            activities                                    (37,714)   163,362
                                                          _______    _______

Effect of exchange rate changes on cash                     3,972        799
                                                          _______    _______

Effect of May 1996 cash flow activity for certain
  subsidiaries (Note 5)                                        --     43,004
                                                          _______    _______

Net (decrease) increase in cash and equivalents           (42,334)   135,981
Cash and equivalents, May 31, 1997 and 1996               445,421    262,117
                                                          _______    _______

Cash and equivalents, August 31, 1997
  and 1996                                               $403,087   $398,098
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 1997 are not necessarily indicative of results to be expected for the entire year.


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

NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          1997         1997
                                        ________     ________

                                           (in thousands)
                    Finished goods    $1,209,356   $1,248,401
                    Work-in-process       44,722       50,245
                    Raw materials         39,515       39,994
                                      __________   __________

                                      $1,293,593   $1,338,640
                                      ==========   ==========


NOTE 4 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


NOTE 5 - Change in year-end of certain subsidiaries:
          __________________________________________

     Prior to fiscal year 1997, certain of the Company's non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 charge from operations for these entities of $4.1 million was recorded to retained earnings in the first quarter of fiscal year 1997.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

Net income for the three months ended August 31, 1997 increased 12% to a record $253.1 million ($0.85 per share), compared to $226.1 ($0.76 per share) for the same period last year. Total revenues increased to a record $2.77 billion, an increase of 21% over the prior year's first quarter of $2.28 billion. This represents 14 and 12 consecutive comparable quarter increases in revenues and net income, respectively. Gross margins for the quarter were 39.8% of revenues, compared to 40.3% in the prior year. Selling and administrative costs were 23.8% of revenues, compared to 23.2% in the prior year.

A key component to the revenue increase for the quarter was non-U.S. footwear and apparel brand revenues, which topped $1 billion in a fiscal quarter for the first time, representing an increase of 46% over the prior year. Had the U.S. dollar remained constant with that of the prior year, non-U.S. revenues would have increased 60%. Europe increased 34% (51% on a constant dollar basis), Asia Pacific increased 68% (78% on a constant dollar basis), and the Americas (which includes Canada and Latin America) increased 60% (61% on a constant dollar basis).

U.S. brand footwear and apparel revenues increased $133.0 million, or 10%, over the prior year. Key U.S. apparel growth categories included golf, running, outdoor and soccer, all of which experienced double digit increases in the quarter. The U.S. footwear increase was a result of a 2% increase in pairs sold and a 3% increase in average selling price. Basketball, cross training, running and kids comprise approximately 80% of the total U.S. footwear business, and individually increased 2%, 3%, 11%, and 23%, respectively. Of the remaining U.S. categories, golf and soccer experienced revenue increases of 68% and 130%, respectively, while outdoor and court each experienced reductions of 19%. Other and Other Brands, which includes NIKE brand equipment, Bauer Inc., Cole Haan, Sports Specialties, Corp., and Tetra Plastics., decreased 3% to $148.4 million.

Management expects revenue growth for the remainder of fiscal 1998 to be affected by the strong demand for the NIKE brand on a global scale. However, given the rate of revenue increases in recent years, which resulted in significant market share gains, the overall rate of growth will be lower than that experienced in prior years, most predominately in the U.S.

The breakdown of revenues follows:


                    Three months ended August 31,

                                                      %
                      1997             1996         change

U.S. FOOTWEAR       $1,056,032       $1,002,103      5%

U.S. APPAREL           425,241          346,201     23
                    __________       __________

   TOTAL U.S.        1,481,273        1,348,304     10


NON-U.S. FOOTWEAR      769,621          548,538     40

NON-U.S. APPAREL       366,852          232,339     58
                       _______          _______

   TOTAL NON-U.S.    1,136,473          780,877     46
                     _________          _______

OTHER & OTHER BRANDS   148,353          152,745     (3)
                       _______          _______

TOTAL REVENUES      $2,766,099       $2,281,926     21
                    ==========       ==========

The reduction in gross margins as a percentage of revenues, compared with the prior year's first quarter, is primarily attributable to increased air freight costs, higher levels of research, design and development costs, and product mix, including, increased sales of lower priced products. Management expects the fiscal 1998 gross margin percentage to be lower than the prior year, primarily due to higher product costs, increased spending on infrastructure to support the higher levels of operations, and increased sales of lower priced products, including close-outs.

Selling and administrative expenses increased $129 million over the previous year's first quarter. The majority of the increase in absolute dollars is attributable to planned increased spending to support the growth in the business, including infrastructure related costs and endorsements contracts. Total advertising expenses decreased as a result of the increased spending around the Olympics and the European soccer championships last year. The Company continues to invest in growth opportunities, most predominately outside the U.S., and expects that selling and administrative expenses as a percentage of revenues will be slightly higher than the prior year.

The increase in total interest expense for the quarter, compared to the prior year, is due to higher borrowing levels to support the growth in the business, most predominately outside the U.S.

Worldwide futures and advance orders for NIKE Brand athletic footwear and apparel scheduled for delivery from September 1997 through January 1998 were approximately $3.9 billion, 10% higher than such orders booked in the comparable period of the prior year. These orders and the percentage growth in these orders are not necessarily indicative of the growth in revenues which the Company will experience for subsequent periods. This is due to the significant shift in the mix of advance futures orders and orders at once toward advance futures orders as the NIKE brand and futures programs become more established in all areas, specifically in the non-U.S. regions. The mix of orders will continue to vary as the non-U.S. operations continue to account for a greater percentage of total revenues and place a greater emphasis on futures programs. Finally, exchange rates can cause differences in the comparisons.

The Company is heavily dependent upon complex computer systems for all phases of its operations, including production, sales, distribution and delivery. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date (e.g., "97" for "1997"), some software may fail to operate properly in 1999 or 2000 if the software is not reprogrammed or replaced (the "Year 2000 Problem". The Company believes that many of its suppliers and customers also have Year 2000 Problems which could affect the Company. The Company has commenced a program intended to timely mitigate and/or prevent the adverse effects of the Year 2000 Problem, and to pursue compliance by suppliers. It is not possible, at present, to quantify the overall cost of this work, nor the financial effect of the Year 2000 Problem if it is not timely resolved. However, the Company presently believes that the cost of fixing the Year 2000 Problem will not have a material effect on the Company's current financial position, liquidity or results of operations.



LIQUIDITY AND CAPITAL RESOURCES


The Company's financial position remains strong at August 31, 1997.
Compared to May 31, 1997, total assets grew $264 million to approximately $5.6 billion and shareholder's equity increased $230 million to $3.4 billion. Working capital increased $243 million, to $2.2 billion, and the Company's current ratio increased to 2.2 at August 31, 1997 from 2.1 at 1997 fiscal year-end.

Cash provided by operations was $137 million for the three months ended August 31, 1997, an increase of $116 million over last year's first quarter, primarily due to decreased working capital requirements as a result of lower first quarter growth rates in the U.S. compared to the first quarter of fiscal 1997.

Additions to property, plant and equipment for the first three months of fiscal 1998 were $109 million. Additions in the U.S. totaled $48 million for the quarter due to continued overall expansion of U.S. operations which includes warehouse locations, world headquarters expansion, management information systems and the continued development of NIKETOWN retail locations. Outside the U.S., additions totaled $57 million and is largely attributable to the development and expansion of new and existing warehouse facilities. In addition to the increases in property, plant and equipment, other assets increased from May 31, 1997 due primarily to advance payments made in the first quarter for long-term endorsement contracts.

Additions to long-term debt totaled $102 million in the first quarter of fiscal 1998. In fiscal 1997 the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $500 million of debt securities. Under this program, the Company issued $100 million medium term notes on June 16, 1997, maturing in three to five years. The proceeds were swapped into Dutch Guilders and, during the first quarter, the Company used this long-term fixed rate debt financing, in addition to excess cash, to pay down the Company's European short-term debt. This resulted in a net reduction of $124 million in notes payable in the first quarter of fiscal 1998.

Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs. Significant short and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program under which there was $0 outstanding at August 31, 1997.

Dividends per share of common stock for the first quarter of fiscal 1998 was $.10 per share compared to $.075 per share for the first quarter of fiscal 1997.


         Special Note Regarding Forward-Looking Statements and Reports Analyst Reports

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

     Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Accordingly, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE.


                           Part II - Other Information

 .
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 22, 1997. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, approved the amendments to the NIKE, Inc. 1990 Stock Incentive Plan, approved the NIKE, Inc. Long Term Incentive Plan, and ratified the appointment of Price Waterhouse LLP as independent accountants for fiscal 1998.

The voting results are as follows:


Election of Directors

                                       Votes Cast

                           For          Withheld    Broker Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       99,235,822        -0-           -0-
Richard K. Donahue      99,235,822        -0-           -0-
Douglas G. Houser       99,235,822        -0-           -0-
John E. Jaqua           99,235,822        -0-           -0-
Philip H. Knight        99,235,822        -0-           -0-
Kenichi Ohmae           99,235,822        -0-           -0-
Charles W. Robinson     99,235,822        -0-           -0-
A. Michael Spence       99,235,822        -0-           -0-
John R. Thompson, Jr.   99,235,822        -0-           -0-

Elected by holders of
Class B Common Stock:

William J. Bowerman     153,522,383    6,117,232        -0-
Thomas E. Clarke        157,497,448    2,142,167        -0-
Jill K. Conway          157,626,890    2,012,725        -0-
Delbert J. Hayes        157,455,787    2,147,048	  -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Approve amendments to
the NIKE, Inc. 1990
Stock Incentive Plan:

Class A and Class B
Common Stock Voting
Together                 169,868,204    41,864,615    917,246    46,225,372


Proposal 3 -
Approve the NIKE, Inc.
Long-Term Incentive
Compensation Plan:

Class A and Class B
Common Stock Voting
Together                 201,330,079    10,407,146    915,640    46,222,572


Proposal 4 -
Ratify the appointment
of Price Waterhouse as
independent accountants:

Class A and Class B
Common Stock Voting
Together                 258,171,454      234,145     469,838        -0-

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

    4.4 Officers' Certificate establishing the terms of the Company's 6-3/8% Notes Due December 1, 2003 (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 1996).

    4.5 Form of 6-3/8% Note due December 1, 2003 (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 1996).

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

   10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*

   10.6 NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*

   10.7 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994).*

   10.8 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*

   12.1 Computation of Ratio of Earnings to Charges.

   27   Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

   (b) The following report on Form 8-K was filed by the Company during the first quarter of fiscal 1997:

        June 10, 1997; Item 5. Other Events; Press release issued May 29, 1997, regarding earnings.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:/s/Robert S. Falcone
                                 ________________________

                                 Robert S. Falcone
                                 Vice President,
                                 Chief Financial Officer


DATED:  October 15, 1997