Form 10-Q
period 1997-11-30
NIKE INC
filed 1998-01-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended November 30, 1997 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1997 were:
                                   _________________

                    Class A         101,487,153

                    Class B         189,166,005
                                   _________________

                                    290,653,158
                                     ==========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       Nov. 30,      May 31,
                                                         1997         1997
                                                       ________      _______

                                                           (in thousands)

                                  ASSETS

Current assets:
     Cash and equivalents                            $  139,686   $  445,421
     Accounts receivable                              1,759,450    1,754,137
     Inventories (Note 3)                             1,448,550    1,338,640
     Deferred income taxes                              140,030      135,663
     Prepaid expenses                                   188,283      157,058
                                                     __________    _________

     Total current assets                             3,675,999    3,830,919
                                                     __________    _________

Property, plant and equipment                         1,632,029    1,425,747
     Less accumulated depreciation                      580,823      503,378
                                                     __________   __________
                                                      1,051,206      922,369

Identifiable intangible assets and goodwill             454,753      464,191
Deferred income taxes & other assets                    201,182      143,728
                                                     __________   __________

                                                     $5,383,140   $5,361,207
                                                     ==========   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt               $    1,976   $    2,216
     Notes payable                                      241,688      553,153
     Accounts payable                                   495,461      687,121
     Accrued liabilities                                688,937      570,504
     Income taxes payable                                67,455       53,923
                                                     __________   __________

          Total current liabilities                   1,495,517    1,866,917
Long-term debt                                          386,235      296,020
Deferred income taxes & other liabilities                44,851       42,132
Commitments and contingencies (Note 4)                        -            -
Redeemable Preferred Stock                                  300          300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-101,487 and
            101,711 shares outstanding                      152          152
          Class B-189,166 and 187,559 shares
               outstanding                                2,707        2,706
     Capital in excess of stated value                  246,862      210,650
     Foreign currency translation
       adjustment                                       (58,160)     (31,333)
     Retained earnings                                3,264,676    2,973,663
                                                     ___________  __________

                                                      3,456,237    3,155,838
                                                     ___________  __________

                                                     $5,383,140   $5,361,207
                                                     ==========   ==========


 The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended          Six Months Ended
                                          November 30,               November 30,
                                       __________________         __________________

                                      1997        1996             1997        1996
                                      ____        ____             ____        ____

                                           (in thousands, except per share data)
Revenues                             $2,255,272  $2,107,034      $5,021,371   $4,388,960
                                      _________   _________        _________   _________
Costs and expenses:
     Cost of sales                    1,409,522   1,277,628       3,074,987    2,639,747
     Selling and administrative         593,044     530,453       1,251,960    1,059,990
     Interest                            17,136      10,228          34,055       22,894
     Other expense (income)               6,321        (147)         19,490        8,494
                                       ________     ________      _________    _________

                                      2,026,023   1,818,162       4,380,492    3,731,125
                                       ________     ________      _________    _________

Income before income taxes              229,249     288,872         640,879      657,835

Income taxes                             88,200     112,000         246,700      254,900
                                       ________    ________       _________    _________

Net income                           $  141,049  $  176,872      $  394,179   $  402,935
                                      =========   =========      ==========   ==========

Net income per common share(Note 2)  $     0.48  $     0.60      $     1.33   $     1.36
                                      =========   =========      ==========   ==========
Dividends declared per common share  $     0.12  $     0.10      $     0.22   $     0.18
                                      =========   =========      ==========   ==========

Average number of common and
 common equivalent shares (Note 2)      296,721     297,022         297,110      296,693
                                      =========   =========      ==========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Six Months Ended
                                                            November 30,
                                                          _________________

                                                          1997         1996
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $394,179   $402,935
          Income charges (credits) not
            affecting cash:
            Depreciation                                   88,058     58,199
            Deferred income taxes and
              purchased tax benefits                       (8,765)    (5,910)
            Other                                          15,237     11,742
          Changes in other working capital
            components                                   (199,655)  (341,950)
                                                         ________    _______

          Cash provided by operations                     289,054    125,016
                                                         ________    _______
Cash (used) provided by investing activities:
          Additions to property, plant and
            equipment                                    (241,999)  (187,579)
          Disposals of property, plant and
            equipment                                       5,369     19,353
          Increase in other assets                        (50,763)   (25,476)
          Decrease in other liabilities                   (10,742)    (9,652)
                                                          _______     _______

          Cash used by investing activities              (298,135)  (203,354)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                     101,295     99,789
          Reductions in long-term debt
            including current portion                      (1,118)   (10,023)
          Decrease in notes payable                      (311,465)   (27,710)
          Proceeds from exercise of options                17,699     13,242
          Repurchase of stock                             (33,162)      --
          Dividends paid - common and preferred           (57,978)   (43,153)
                                                          _______    _______
          Cash provided (used) by financing
            activities                                   (284,729)    32,145
                                                          _______    _______

Effect of exchange rate changes on cash                   (11,925)     8,606
                                                          _______    _______

Effect of May 1996 cash flow activity for certain
  subsidiaries (Note 5)                                     --        43,004
                                                          _______    _______

Net (decrease) increase in cash and equivalents          (305,735)     5,417
Cash and equivalents, May 31, 1997 and 1996               445,421    262,117
                                                          _______    _______

Cash and equivalents, November 30, 1997
  and 1996                                               $139,686   $267,534
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) and six (6) months ended November 30, 1997 are not necessarily indicative of results to be expected for the entire year.


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


NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1997         1997
                                        ________     ________

                                           (in thousands)
                    Finished goods    $1,372,080   $1,248,401
                    Work-in-process       36,129       50,245
                    Raw materials         40,341       39,994
                                        ________     ________

                                      $1,448,550   $1,338,640
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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

Net income for the second quarter of fiscal year 1998 decreased 20% to $141.0 million or $0.48 per share compared to $176.9 million or $0.60 per share last year. Year to date, net income was $394.2 million or $1.33 per share compared to $402.9 million or $1.36 per share last year, a decrease of two percent. Revenues increased seven percent (14% year to date) over the prior year's second quarter, rising to $2.3 billion for the quarter from $2.1 billion last year. Gross margins for the quarter were 37.5 percent of sales and 38.8 percent year to date, compared to 39.4 percent and 39.9 percent last year, respectively. Selling and administrative expenses were 26.3 percent of second quarter revenues, compared to 25.2 percent last year, and 24.9 percent year to date compared with 24.2percent for the prior year.

Revenues increased $148.2 million for the quarter and $632.4 million year-to-date, which represents a seven percent and 14% increase over last year's revenues, respectively. Non-U.S. brand revenues, which represent the majority of the growth, increased 14% for the quarter and 30% on a year-to-date basis over the prior year. Had the dollar remained constant with that of the prior year, non-U.S. revenues would have increased 24% for the quarter and 41% on a year-to -date basis.
For the quarter, Europe increased five percent (17% on a constant dollar basis), Asia Pacific increased 18% (28% on a constant dollar basis), with the largest country, Japan, increasing 24% (35% on a constant dollar basis), and the Americas (which includes Canada and Latin America) increased 40% (42% on a constant dollar basis). Year to date, Europe increased 20% (34% on a constant dollar basis), Asia Pacific increased 39% (49% on a constant dollar basis), Japan increased 58% (71% on a constant dollar basis), and the Americas increased 48% (50% on a constant dollar basis).

Total U.S. brand revenues increased two percent for the quarter and six percent year to date compared to the prior year. U.S. apparel revenues increased 12% in the quarter and 17% on a year-to-date basis. Training, the largest apparel category, increased four percent in the quarter.
The key apparel growth categories of golf, running, outdoor and soccer all experienced double-digit increases in the quarter. U.S. footwear revenues were down three percent in the quarter and increased one percent on a year-to-date basis. The primary reason for the decline in
U. S. footwear revenues for the quarter and relative flat comparison on a year-to-date basis is due to the relative slow down in the U.S. retail markets as well as the difficult comparison against significant growth rates experienced in the prior periods and the resulting increased revenue base. For the quarter, basketball revenues, including the Jordan brand, increased nine percent; running, after almost three years of double-digit quarterly gains, was down nine percent; training declined 15%, while soccer and golf posted increases of 106% and 94%, respectively.

Other and Other Brands, which includes NIKE brand equipment, Bauer Inc., Cole Haan, Sports Specialties, and Tetra Plastics, increased 13% to $158.6 million for the quarter and five percent to $307.0 million year to date. The increase for the quarter and year to date was primarily due to NIKE brand equipment increases against a relatively small base partially offset by a decline in the Other Brands.

The Company expects total revenue growth for fiscal 1998 to be slightly higher than the prior year. The reduced level of growth rates compared with recent years reflects the sluggish U.S. retail environment and the significant downturn in the Asian markets, offset by growth in Europe and the Americas.

The breakdown of revenues follows:

                                    Three Months Ended             Six Months Ended
                                       November 30,                  November 30,
                              1997        1996      % Change     1997        1996    % Change
                              ____        ____         ___       ____        ____        ___

                                                       (in thousands)
U.S. Footwear               $  787,635  $  814,861    -3%       $1,843,667  $1,816,454    1%
U.S. Apparel                   418,260     372,571    12           843,501     718,772   17
                            __________  __________              __________   _________

Total United States          1,205,895   1,187,432     2         2,687,168   2,535,226    6
                            __________  __________              __________   _________

Non-U.S. Footwear              545,161     517,229     5         1,314,782   1,065,767   23
Non-U.S. Apparel               345,594     262,021    32           712,446     494,360   44
                            __________  __________              __________   _________

Total Non-U.S.                 890,755     779,250    14         2,027,228   1,560,127   30
                            __________  __________              __________   _________

Other & Other Brands           158,622     140,352    13           306,975     293,607    5
                            __________  __________               _________   _________

Total Revenues              $2,255,272  $2,107,034     7%       $5,021,371  $4,388,960   14%
                            ==========  ==========   ===         =========   =========  ===

The reduction in gross margins as a percentage of revenues, compared with the prior year's second quarter, was primarily attributable to a higher percentage of close-out product sales and, to a lesser extent, higher levels of research, design and development costs. The increased mix of close-out product sales compared to total sales is a result of increased inventory levels from the sudden slow-down in key Asian markets, the sluggish U.S. retail environment and European sales returning to a more normal level of close-out sales as a percentage of total sales. Management expects the fiscal 1998 gross margin percentage to be lower than the prior year, primarily due to higher levels of close-out sales and increased sales of lower priced products, higher product costs and increased spending on infrastructure to support the higher levels of operations.

Selling and administrative expenses increased $62.6 million over the previous year's second quarter and $192.0 million year-to-date. The majority of the increase wass attributable to planned increased spending to support the long-term growth in the business, including personnel - and other infrastructure-related costs and endorsement contracts. The Company continues to invest in long-term growth plans, more predominately outside the U.S., and expects that selling and administrative expenses as a percentage of revenues will be higher than the prior year.

Interest expense increased for both the quarter and year-to-date over the prior year due to increased short-term borrowings for growing operations, predominately outside the U.S., financing increased inventories and receivables. Other expense increased a net
$6.5 million for the quarter due to non-recurring income items experienced in the prior year, principally a promotional event in Japan and conversion gains on foreign transactions.

Worldwide futures and advance orders for NIKE Brand athletic footwear and apparel scheduled for delivery from December 1997 through April 1998 totaled $4.2 billion, one percent lower than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which the Company will experience for subsequent periods. This is due to potential shifts in the mix of advance futures orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons. The relative flat rate of growth in futures compared with the same period last year is a result of lower than expected orders in the Asian markets, most notably Japan, difficult growth comparisons against high prior year base levels and the sluggish U.S. retail environment.


LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The Company's financial position remained strong at November 30, 1997. Compared to May 31, 1997, total assets were relatively unchanged at $5.4 billion while shareholder's equity increased $300 million to $3.5 billion. Working capital increased $216 million, to $2.2 billion, and the Company's current ratio increased to 2.5 at November 30, 1997 from 2.1 at 1997 fiscal year-end. The increase in working capital was due to higher inventory levels resulting from the slowdown in the Asian economies and an increase in order cancellations coupled with the shift in debt from short-term to long-term.

Cash provided by operations was $289 million for the six months ended November 30, 1997, an increase of $164 million over last year's first six months, primarily due to decreased working capital requirements as a result of lower growth rates in the U.S. compared to the first six months of fiscal 1997.

Additions to property, plant and equipment for the first six months of fiscal 1998 were $242 million. Additions in the U.S. totaled $102 million due to continued overall expansion of U.S. operations which included warehouse locations, world headquarters expansion, management information systems and the continued development of NIKETOWN retail locations. Outside the U.S., additions totaled $131 million and was largely attributable to the development and expansion of new and existing warehouse facilities. In addition to the increases in property, plant and equipment, other assets increased from May 31, 1997 due, in large part, to advance payments made in the first quarter for long-term endorsement contracts.

Additions to long-term debt totaled $101 million for the first six months of fiscal 1998. In fiscal 1997 the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $500 million of debt securities. Under this program, the Company issued $100 million medium term notes in the first quarter of fiscal 1998, maturing in three to five years. The proceeds were swapped into Dutch Guilders and the Company used this long-term fixed rate debt financing, in addition to excess cash, to pay down the Company's European short-term debt. This resulted in a net reduction of $311 million in notes payable in the first two quarters of fiscal 1998.

Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs. Significant short and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program under which there was $0 outstanding at November 30, 1997.

During the quarter, the Company announced that its Board of Directors approved a plan to repurchase a maximum of $1 billion shares of NIKE Class B Common Stock over a period of up to four years. Funding has, and is expected to continue to, come from operating cash flow in potential combination with short or medium-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions. As of November 30, 1997, the Company had purchased a total of 21.4 million shares for approximately $341.9 million in the open market in conjunction with the $450 million share repurchase program previously approved in July 1993. During the second quarter, the Company purchased a total of 801,400 shares, for approximately $40.2 million.

During the quarter the Company announced a 20% increase in the quarterly cash dividend to $.12 per share from the previous $.10 per share.


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

    4.1 Restated Articles of Incorporation, as amended (see Exhibit 3.1).

    4.2 Third Restated Bylaws, as amended (see Exhibit 3.2).

    4.3 Form of Indenture between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit
        4.01 to Amendment No. 1 to Registration Statement No. 333-15953) filed by the Company on November 26, 1996.

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

   (b)  The following reports on Form 8-K were filed by the Company during
        the second quarter of fiscal 1998:     NONE

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY: /s/ Robert E. Harold
                                   ________________________

                                   Robert E. Harold
                                   Chief Financial Officer


DATED: January 14, 1998