Form 10-Q/A
period 1997-11-30
NIKE INC
filed 1998-01-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q/A

                       Amendment to Form 10-Q
        Filed pursuant to the Securities Exchange Act of 1934

                               NIKE, Inc.
          (Exact name of registrant as specified in charter)

                            AMENDMENT NO. 1

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-Q for the quarter ended November 30, 1998 as set forth below:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND OPERATIONS AND FINANCIAL CONDITION

The fifth full paragraph of Item 2, under the heading "Operating Results", is amended to read as follows:

The Company expects total revenue for fiscal 1998 to be slightly higher than the prior year. The reduced level of growth rates compared with recent years reflects the sluggish U.S. retail environment and the significant downturn in the Asian markets, offset by growth in Europe and the Americas.


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