Form 10-Q
period 1998-02-28
NIKE INC
filed 1998-04-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION


                                Washington, D.C.  20549

                                       FORM 10-Q

                    FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
                        THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended February 28, 1998 Commission file number - 1-10635

                                     NIKE, Inc.

           (Exact name of registrant as specified in its charter)

                OREGON                                 93-084541

       (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)           Identification No.)

          One Bowerman Drive, Beaverton, Oregon    97005-6453

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 1998 were:

                    Class A         101,481,308

                    Class B         186,245,961
                                    ___________

                                    287,727,269
                                    ===========


                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                 Feb. 28,           May 31,
                                                  1998               1997
                                                 ________           _______

                                                      (in thousands)

                       ASSETS
Current assets:
     Cash and equivalents                        $  150,280         $  445,421
     Accounts receivable                          1,809,830          1,754,137
     Inventories (Note 3)                         1,566,099          1,338,640
     Deferred income taxes                          138,008            135,663
     Prepaid expenses                               228,815            157,058
                                                  _________          _________

     Total current assets                         3,893,032          3,830,919
                                                 __________         __________

Property, plant and equipment                     1,710,068          1,425,747
     Less accumulated depreciation                  618,549            503,378
                                                 __________         __________

                                                  1,091,519            922,369

Identifiable intangible assets and goodwill         449,718            464,191
Deferred income taxes and other assets              203,834            143,728
                                                 __________         __________

                                                 $5,638,103         $5,361,207
                                                 ==========         ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt           $    1,960         $    2,216
     Notes payable                                  629,665            553,153
     Accounts payable                               471,575            687,121
     Accrued liabilities                            674,179            570,504
     Income taxes payable                            59,369             53,923
                                                 __________         __________

          Total current liabilities               1,836,748          1,866,917
Long-term debt (Note 6)                             385,311            296,020
Deferred income taxes and other liabilities          41,167             42,132
Commitments and contingencies (Note 4)                    -                  -
Redeemable Preferred Stock                              300                300
Shareholders' equity:
     Common Stock at stated value (Note 2):
          Class A convertible-101,481 and
           101,711 shares outstanding                   151                152
          Class B-186,246 and 187,559 shares
               outstanding                            2,704              2,706
     Capital in excess of stated value              250,288            210,650
     Foreign currency translation
       adjustment                                   (61,966)           (31,333)
     Retained earnings                            3,183,400          2,973,663
                                                 __________         __________

                                                  3,374,577          3,155,838
                                                 __________         __________

                                                 $5,638,103         $5,361,207
                                                 ==========         ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                     NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                         Three Months Ended         Nine Months Ended
                                           February 28,                February 28,
                                         __________________         __________________

                                          1998        1997           1998        1997
                                          ____        ____           ____        ____

                                             (in thousands, except per share data)
Revenues                                 $2,223,995   $2,423,648     $7,245,366  $6,812,608
                                          _________    _________      _________   _________
Costs and expenses:
     Costs of sales                       1,428,849    1,435,427      4,503,836   4,075,174
     Selling and administrative             651,378      577,579      1,903,338   1,637,569
     Interest expense                        13,167       15,793         47,222      38,687
     Other (income)/expense, net              7,983        7,716         27,473      16,210
                                          _________    _________      _________   _________

                                          2,101,377    2,036,515      6,481,869   5,767,640
                                          _________    _________      _________   _________

Income before income taxes                  122,618      387,133        763,497   1,044,968

Income taxes                                 49,500      150,000        296,200     404,900
                                          _________    _________      _________   _________

Net income                               $   73,118   $  237,133     $  467,297  $  640,068
                                          =========    =========      =========   =========

Earnings per share of common stock       $     0.25   $     0.82     $     1.61  $     2.22

Earnings per share of common stock-
 assuming dilution                       $     0.25   $     0.80     $     1.58  $     2.16

Dividends declared per common share      $     0.12   $     0.10     $     0.34  $     0.28



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                             February 28,
                                                          _________________

                                                          1998         1997
                                                          ____         ____

                                                            (in thousands)
Cash provided (used) by operations:
          Net income                                     $ 467,297  $ 640,068
          Income charges (credits) not
            affecting cash:
            Depreciation                                   132,980     94,777
            Deferred income taxes                           (6,720)   (13,806)
            Other                                           26,075     18,892
          Changes in other working capital
            components                                    (458,899)  (683,128)
                                                          ________   ________

          Cash provided by operations                      160,733     56,803
                                                          ________   ________
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (352,110)  (317,580)
          Disposals of property, plant and
            equipment                                       10,581     23,218
          Increase in other assets                         (59,505)   (55,626)
          Decrease in other liabilities                    (17,803)   (10,859)
                                                          ________   ________

          Cash used by investing activities               (418,837)  (360,847)
                                                          ________   ________

Cash provided (used) by financing activities:
          Additions to long-term debt                      101,435    300,135
          Reductions in long-term debt                      (1,715)   (11,044)
          Increase  in notes payable                        76,512     67,166
          Proceeds from exercise of options                 24,405     18,133
          Repurchase of stock                             (151,985)        --
          Dividends paid - common and preferred            (92,780)   (71,991)
                                                          ________   ________
          Cash (used) provided by financing
            activities                                     (44,128)   302,399
                                                          ________   ________

Effect of exchange rate changes on cash                      7,091     (2,675)
                                                          ________   ________
Effect of May 1996 Cash Flow Activity for certain
     subsidiaries (Note 5)                                      --     43,004
                                                          ________   ________

Net (decrease) increase in cash and equivalents           (295,141)    38,684
Cash and equivalents, May 31, 1997 and 1996                445,421    262,117
                                                          ________   ________

Cash and equivalents February 28, 1998
  and 1997                                               $ 150,280  $ 300,801
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s).
The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders.
The results of operations for the three and nine months ended February 28, 1998 are not necessarily indicative of results to be expected for the entire year.


NOTE 2 - Net income per common share:
         ___________________________

     SFAS 128, "Earnings per Share," replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share as required under APB 15. SFAS 128 became effective for the Company's 1998 third quarter financial statements. All prior period earnings per share data presented have been restated to conform to the provisions of this statement. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                         Three Months Ended         Nine Months Ended
                                           February 28,                February 28,
                                         __________________         __________________

                                            1998          1997           1998        1997
                                            ____          ____           ____        ____

                                             (in thousands, except per share data)
Determination of shares:
 Weighted average common shares
  outstanding                               287,585      288,568        289,292     288,183

 Assumed conversion of stock options          5,600        8,800          6,524       8,732
                                          _________    _________      _________   _________

Weighted average common shares outstanding-
 assuming dilution                          293,185      297,368        295,816     296,915
                                          =========    =========      =========   =========

Earnings per share of common stock       $     0.25   $     0.82     $     1.61  $     2.22

Earnings per share of common stock-
 assuming dilution                       $     0.25   $     0.80     $     1.58  $     2.16



     During the second quarter of fiscal year 1997, the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect this stock split.


NOTE 3 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          1998         1997
                                        ________     ________

                                           (in thousands)
                    Finished goods    $1,475,497   $1,248,401
                    Work-in-process       43,401       50,245
                    Raw materials         47,201       39,994
                                       _________     ________

                                      $1,566,099   $1,338,640
                                       =========    =========


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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

Net income for the third quarter of fiscal year 1998 decreased 69% to $73.1 million, or $0.25 per diluted share, compared to $237.1 million, or $0.80 per diluted share last year. Year to date, net income decreased 27%. Revenues decreased 8% for the quarter, while increasing 6% on a year-to-date basis. For the quarter, gross margins decreased to 35.8% compared to 40.8% last year. Year-to-date margins were 37.8% compared to 40.2% in the prior year. Selling and administrative expenses increased as a percentage of revenue to 29.3% for the quarter and 26.3% year-to-date, compared to 23.8% and 24.0% for the previous year's quarter and year-to-date, respectively. The Company's results of operations for the quarter and nine months ended February 28, 1998 are most significantly a result of lower growth rates in the U.S. and Asia Pacific regions. In the U.S., both footwear and apparel revenues declined in the quarter, primarily due to the saturation of retail athletic footwear and apparel markets. In Asia Pacific, the recent economic crisis in key markets in that region has resulted in reduced consumer spending.

The Company is currently undergoing a cost evaluation initiative and will incur a restructuring charge of between $125 and $175 million in the fourth quarter of fiscal 1998. Included in the charge will be charges associated with the reduction in the Company's global workforce, lease abandonments, asset write-downs and other costs. These measures, combined with the Company's efforts to maintain an efficient cost structure in the face of a difficult short-term market in the U.S. and Asia Pacific, are expected to result in projected reduced spending in excess of $100 million in fiscal 1999.

For the quarter ended February 28, 1998, total revenues decreased $199.7 million and increased $432.8 million year-to-date. U.S. brand revenues decreased 15% and 1% for the quarter and year-to-date, respectively.
U.S. footwear revenue declines were the primary reason, with revenue down 18% for the quarter and 5% year-to-date. The decrease for the quarter was due to a 9% decrease in pairs sold and an 11% average reduction in selling price. While most core footwear categories experienced decreases for the quarter, the three largest category increases were in golf
(up 117%), soccer (up 80%), and Brand Jordan (up 125%). U.S. apparel revenues decreased 5% for the quarter, but increased 10% on a year-to-date basis. For the quarter, golf was up 55% while the core apparel categories of training and basketball were down 10% and 22%, respectively.

Non-U.S. brand revenues decreased 1% for the quarter and increased
18% year-to-date. Had the dollar remained constant with that of the prior year, non-U.S. revenues would have increased 9% for the quarter and 29% year-to-date. Europe increased 4% for the quarter (11% on a constant dollar basis) with footwear down 12% and apparel up 35%.
The top five countries in the region, which represent 64% and 67% of the total revenue for the quarter and year-to-date, respectively, increased
5% for the quarter and 13% for the year. Italy, France and Spain all had double digit growth in constant dollars. The Asia Pacific region decreased 17% for the quarter (down 2% on a constant dollar basis). Footwear revenues in the region were down 26%, while apparel increased 6%. Japan, which a year ago had increased 107% quarter on quarter, had flat revenues operationally, and was down 10% including the effect of exchange rates. The Americas region, which includes Latin America and Canada, increased 27% for the quarter (32% on a constant dollar basis) and both footwear and apparel revenues increased to 14% and 72%, respectively.

Other and Other Brands, which includes NIKE brand equipment, Bauer Inc., Cole Haan, Sports Specialties, and Tetra Plastics, increased 6% to $118.3 million for the third quarter and 5% to $425.3 million year-to-date. The increase was due to NIKE brand equipment partially offset by a decline in the Other Brands.


The breakdown of revenues follows:



                       Three Months Ended                    Nine Months Ended
                         February 28,                            February 28,
                     1998          1997        % Change      1998        1997      % Change
                     ____          ____         _____        ____        ____        ______

                                         (in thousands)
U.S. Footwear       $  800,410    $  980,369     -18%      $2,644,077   $2,796,823    -5%
U.S. Apparel           330,958       348,702      -5%       1,174,459    1,067,474    10%
                     _________     _________                _________    _________
Total United States  1,131,368     1,329,071     -15%       3,818,536    3,864,297    -1%

Non-U.S. Footwear      595,433       689,064     -14%       1,910,215    1,754,831     9%
Non-U.S. Apparel       378,857       293,821      29%       1,091,303      788,181    38%
                     _________     _________                _________    _________

Total Non-U.S.         974,290       982,885      -1%       3,001,518    2,543,012    18%

Other & Other Brands   118,337       111,692       6%         425,312      405,299     5%
                     _________     _________                _________    _________

Total Revenues      $2,223,995    $2,423,648      -8%      $7,245,366   $6,812,608     6%
                     =========     =========     ====       =========    =========    ===



The overall decrease in gross margin as a percentage of revenues for both the quarter and year-to-date, compared to the prior year, was due to four principal factors. First was the increase in close-out product sales compared to the prior year. The regions most affected by this were the U.S. and Asia Pacific. Second, inventory reserves increased to write down slow-moving inventory that has been unable to be sold in the marketplace. Third, the strengthening of the U.S. dollar has had a direct impact on the Company's ability to price product in competitive markets. Finally, increased levels of warehousing, royalties, and research and development costs have had the effect of lowering margins due to the smaller revenue base. Management expects that the gross margin percentage for fiscal 1998 will continue to be below levels experienced in the prior year.

Selling and administrative expenses increased $73.8 million over the previous year's third quarter and $265.8 million year-to-date. The increases are due to higher levels of marketing expenses, including spending in the third quarter surrounding the Winter Olympics and endorsement contracts. Infrastructure spending has also increased, however wage-related increases over the prior year are beginning to slow down as cost-cutting measures take effect. Selling and administrative expenses are expected to remain higher than last year's levels, as a percentage of revenue, through the end of fiscal 1998.

Interest expense, while down for the third quarter, increased on a year-to-date basis due to increased debt, both short and long-term, for growing infrastructure and financing increased levels of inventory. Other expense has increased on a year-to-date basis, primarily due to decreased interest income and increased losses on foreign transactions, offset by decreased profit sharing expense.

The Company's effective tax rate for the quarter was 40.4% compared to 38.75% in the prior year. Year-to-date the rate has risen to 38.8% compared to 38.7%. The increase in the rate is primarily due to a lower mix of non-U.S. earnings to total.

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from March 1998 through July 1998 totaled $4.0 billion, 9% lower than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which the Company will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.



LIQUIDITY AND CAPITAL RESOURCES
_______________________________

The Company's financial position remains strong at February 28, 1998. Compared to May 31, 1997, total assets increased $277 million to $5.6 billion while shareholder's equity increased $219 million to $3.4 billion. Working capital increased $92 million, to $2.1 billion at February 28, 1998, and the Company's current ratio was unchanged from fiscal year-end at 2.1. The increase in working capital is primarily a result of higher inventory levels due to the slow down in revenue growth. The Company has taken steps to reduce inventory levels. These include actions to sell close-out inventory as well as to moderate inventory purchases to more cautiously match up with futures orders and at-once demand.

Cash provided by operations was $161 million for the nine months ended February 28,1998, an increase of $104 million over last year's first nine months, primarily due to decreased working capital requirements as a result of lower growth rates compared to the first nine months of fiscal 1997.

Additions to property, plant and equipment for the first nine months of fiscal 1998 were $352 million compared to $318 million for the same period last year. Additions in the U.S. totaled $158 million due to continued overall expansion of U.S. operations which includes warehouse locations, world headquarters expansion, management information systems and the continued development of retail locations. Outside the U.S., additions totaled $181 million due to the development and expansion of new and existing warehouse facilities as well as the development of retail locations. The Company expects total capital expenditures for fiscal 1998 to be approximately $550 million.

Additions to long-term debt totaled $101 million for the first nine months of fiscal 1998. In fiscal 1997 the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $500 million of debt securities. Under this program, the Company issued $100 million medium term notes in the first quarter of fiscal 1998, maturing in three and five years. The proceeds were swapped into Dutch Guilders and the Company used this long-term fixed rate debt financing, in addition to excess cash, to retire the Company's Dutch Guilder external short-term debt. Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs. Significant short and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program, under which there was $328 million outstanding at February 28, 1998.

During the quarter, the Company purchased a total of 2.7 million shares of NIKE's Class B common stock for $123.2 million, completing the $450 million program approved in July 1993 and beginning the four-year, $1 billion program approved in December 1997. In the quarter, 2.4 million shares were purchased under the July 1993 program for $108.2 million. Total shares purchased since July 1993 were 23.8 million. Under the new $1 billion program, the Company purchased a total of 355,000 shares for $15.0 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.


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

      (b) The following reports on Form 8-K were filed by the Company during the third quarter of fiscal 1998:

February 26, 1998     Item 5. Other Events     Press release issued on
                                               February 22 and 24, 1998
                                               regarding VP resignation
                                               and earnings.
January 9, 1998       Item 5. Other Events     Press release regarding
                                               resignation of CFO.


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

DATED:  April 14, 1998