Form 10-K405
period 1998-05-31
NIKE INC
filed 1998-08-26
CIK 320187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM
                    TO                .

                          COMMISSION FILE NO. 1-10635
                            ------------------------

                                   NIKE, INC.
             (Exact name of Registrant as specified in its charter)

                    OREGON                                       93-0584541
         (State or other jurisdiction                          (IRS Employer
              of incorporation)                             Identification No.)

                               ONE BOWERMAN DRIVE
                          BEAVERTON, OREGON 97005-6453
              (Address of principal executive offices) (Zip Code)
       Registrant's Telephone Number, Including Area Code: (503) 671-6453
                            ------------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:

                                                           (NAME OF EACH EXCHANGE
            (TITLE OF EACH CLASS)                           ON WHICH REGISTERED)
          -------------------------                    -----------------------------
             Class B Common Stock                         New York Stock Exchange
                                                           Pacific Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:
                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 24, 1998, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $194,310,773 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $8,316,147,827.

     As of July 24, 1998, the number of shares of the Registrant's Class A Common Stock outstanding was 101,392,108 and the number of shares of the Registrant's Class B Common Stock outstanding was 185,837,019.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of Registrant's Proxy Statement dated August 13, 1998 for the annual meeting of shareholders to be held on September 23, 1998 are incorporated by reference into Part III of this Report.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   NIKE, INC.

                                 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
PART I

  ITEM 1.   BUSINESS....................................................    1
            General.....................................................    1
            Products....................................................    1
            Sales and Marketing.........................................    2
            United States Market........................................    2
            International Markets.......................................    3
            Significant Customers.......................................    3
            Orders......................................................    3
            Product Research and Development............................    3
            Manufacturing...............................................    3
            Trade Legislation...........................................    4
            Competition.................................................    5
            Trademarks and Patents......................................    5
            Employees...................................................    5
            Executive Officers of the Registrant........................    6
  ITEM 2.   PROPERTIES..................................................    8
  ITEM 3.   LEGAL PROCEEDINGS...........................................    8
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    8

PART II

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.......................................    9
  ITEM 6.   SELECTED FINANCIAL DATA.....................................   10
  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................   11
  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
              RISKS.....................................................   18
  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................   21

PART III    (Except for the information set forth under 'Executive
              Officers of the Registrant' in Item I above, Part III is
              incorporated by reference from the Proxy Statement for the
              NIKE, Inc. 1998 annual meeting of shareholders.)
  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................   41
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   41

PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.......................................................   41
SIGNATURES..............................................................  S-1

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

PRODUCTS

     NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. The Company places considerable emphasis on high quality construction and innovative design. Running, basketball, children's, cross-training and women's shoes are currently the top-selling product categories and are expected to continue to lead in product sales in the near future. However, the Company also markets shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

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

     The Company sells a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, and other equipment designed for sports activities.

     The Company also sells a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan(R) through its wholly-owned subsidiary, Cole Haan Holdings Incorporated. The Company markets a line of headwear with licensed team logos under the brand name "Sports Specialties", through its wholly-owned subsidiary, Sports Specialties Corporation. The Company also sells small amounts of various plastic products to other manufacturers through its wholly-owned subsidiary, NIKE IHM, Inc. (formerly Tetra Plastics, Inc.).

     The Company's wholly-owned subsidiary, Bauer Inc., headquartered in Montreal, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer(R) brand name. Bauer also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

     The table below sets forth certain information regarding the Company's United States and international (non-U.S.) revenues for the last three fiscal years.

             YEAR ENDED MAY 31,                 1998     %CHG     1997     %CHG     1996     %CHG
             ------------------               --------   ----   --------   ----   --------   ----
                                                                 (IN MILLIONS)
United States footwear......................  $3,498.7    (7)%  $3,753.5    35%   $2,772.5    20%
United States apparel.......................   1,556.3    11     1,406.6    69       831.3    99
                                              --------    --    --------    --    --------    --
     Total United States....................   5,055.0    (2)    5,160.1    43     3,603.8    32
                                              --------    --    --------    --    --------    --
Non-U.S. footwear...........................   2,460.3     3     2,391.0    42     1,682.3    35
Non-U.S. apparel............................   1,435.5    32     1,086.9    67       651.4    38
                                              --------    --    --------    --    --------    --
     Total Non-U.S..........................   3,895.8    12     3,477.9    49     2,333.7    36
                                              --------    --    --------    --    --------    --
Other and other brands......................     602.3    10       548.5     3       533.1    69
                                              --------    --    --------    --    --------    --
     Total NIKE.............................  $9,553.1     4%   $9,186.5    42%   $6,470.6    36%
                                              ========    ==    ========    ==    ========    ==

     Financial information about United States and non-U.S. operations appears in Note 16 of the consolidated financial statements on page 40.

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

UNITED STATES MARKET

     During fiscal 1998, sales to the Company's approximately 19,500 retail accounts in the United States accounted for approximately 57 percent of total revenues. The domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year 1998, NIKE's three largest customers accounted for approximately 32 percent of sales in the United States.

     NIKE makes substantial use of its innovative "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 1998, 85 percent of the Company's domestic footwear shipments (excluding Cole Haan(R) and Bauer(R)) were made under the futures program, compared to 93 percent in fiscal 1997 and 88 percent in fiscal 1996. In fiscal 1998, 84 percent of the Company's domestic apparel shipments were made under the futures program.

     The Company utilizes 21 NIKE sales offices for the solicitation of sales in the United States. The Company also utilizes 10 independent sales representatives for the sale of specialty products, such as golf, cycling, water sports and outdoor wear. In addition, the Company operates 123 wholly-owned retail outlets, 63 of which are factory outlets that carry primarily B-grade and close-out merchandise, 35 of which are Cole Haan(R) stores (including 21 factory outlets), 12 of which are high-profile NIKETOWN stores designed to showcase the Company's products, and 10 of which are employee-only stores.

     The Company's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Cole Haan footwear and Bauer products are distributed primarily from Greenland, New Hampshire, and Sports Specialties headwear is shipped from Irvine, California.

INTERNATIONAL MARKETS

     The Company currently markets its products in approximately 110 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. NIKE operates 25 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distributes through independent distributors and licensees. The Company estimates that its products are sold through approximately 31,000 retail accounts outside the United States. Non-U.S. sales accounted for 43 percent of total revenues in fiscal 1998, compared to 38 percent in fiscal 1997 and 36 percent in fiscal 1996. In many countries, including Japan, Canada, Asia, South America and those in Europe, the Company has a futures ordering program for retailers similar to the United States futures program described above. The Company is developing the program in other countries. Outside of the United States, NIKE's three largest customers accounted for approximately 8 percent of non-U.S. sales.

     International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Costa Rica, Denmark, Finland, France, Germany, Hong Kong, Indonesia, India, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom, and Vietnam. The Company operates 22 wholly-owned retail outlets outside the United States.

SIGNIFICANT CUSTOMERS

     Foot Locker, a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 11 percent of global net sales of NIKE brand products during fiscal 1998. No other customer accounted for 10 percent or more of net sales during fiscal 1998.

ORDERS

     As of May 31, 1998, the Company's worldwide futures orders for athletic footwear and apparel totaled $4.2 billion, compared to $4.9 billion as of May 31, 1997. Such orders are scheduled for delivery from June through November of 1998. Based upon historical data, the Company expects that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

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

     In fiscal 1998, NIKE spent approximately $106.7 million on product research, development and evaluation, compared to $73.2 million in 1997, and $46.8 million in 1996.

MANUFACTURING

     In fiscal 1998, approximately 53 percent of the Company's total apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 30 countries. Most of this apparel production occurred in Bangladesh, Hong Kong, Indonesia, Malaysia, Mexico, The Philippines, Singapore, Sri Lanka, Taiwan, and Thailand. Substantially all of NIKE's apparel production for sale to the international market was manufactured outside the U.S.

     Virtually all of the Company's footwear (exclusive of Cole Haan(R)) is produced outside of the United States. In fiscal 1998, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear: People's Republic of China, 37 percent; Indonesia, 34 percent; Vietnam, 11 percent; Thailand, 10 percent; The Philippines, 4 percent; South Korea, 2 percent; and Taiwan, 2 percent. The Company also has manufacturing agreements with independent factories in Argentina, Brazil, Italy, and Mexico. The largest single supplier accounted for approximately 8 percent of total fiscal 1998 footwear production.

     The principal materials used in the Company's footwear products are natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make AIR-SOLE(R) cushioning components. The principal materials used in the Company's apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. NIKE has thus far experienced little difficulty in satisfying its raw material requirements. NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, is the Company's sole supplier of the material from which the AIR-SOLE(R) cushioning components used in footwear are made.

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

     All Company products manufactured overseas and imported into the United States and other countries are subject to duties collected by customs authorities. Customs information submitted by the Company is routinely subject to review by customs authorities. The Company is unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of its products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of such products generally and might adversely affect the sales or profitability of the Company and the imported footwear and apparel industry as a whole.

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

TRADE LEGISLATION

     In June 1998, President Clinton extended to June 1999 non-discriminatory "normal trade relations" ("NTR", formerly "most favored nation") trading status to the People's Republic of China ("China"), and Congress supported the President's decision. Under U.S. law, NTR status for China is extended annually. The United States has extended NTR status to China each year since 1980. China is a material source of footwear production for the Company. A revocation of NTR status would result in a substantial increase in tariff rates on goods imported from China, and, therefore could adversely affect the Company's operations. While the United States continues to have foreign policy as well as human rights concerns with China, the Clinton Administration and the Congress have opposed using China's NTR status as a means of addressing these concerns. However, even if NIKE's Chinese sources were affected by a change in China's NTR status, the

Company believes that the impact of such change would not have a long term, material adverse impact on the Company's business.

     Certain countries within the European Community have for some time maintained quotas restricting the importation of footwear manufactured in China, Indonesia, and Thailand. With respect to such quotas, see the discussion in Item 7 below.

     In 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action is a step toward restoration of full trade relations including the United States granting non-discriminatory NTR trading status to Vietnam which would result in lower tariffs between the two countries. The Company is currently sourcing footwear and apparel products from factories in Vietnam. NTR trading status for Vietnam could expand production and marketing opportunities for NIKE in Vietnam.

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

     The Company has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE Air patents expired in 1997, which may enable competitors to use certain types of NIKE Air technology. Subsequent NIKE Air patents will not expire for several years. The Company also has a number of patents covering components and features used in various athletic and leisure shoes. Management believes that NIKE's success depends upon skills in design, research and development, production and marketing rather than upon its patent position. However, it has followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that it deems valuable.

EMPLOYEES

     The Company had approximately 22,800 employees at May 31, 1998. Management considers its relationship with its employees to be excellent. With the exception of Bauer Inc., the Company's employees are not represented by a union. Of Bauer's North American employees, approximately 60 percent or fewer than 1,100, are covered by four union collective bargaining agreements with four separate bargaining units, and all of Bauer's approximately 190 employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 1998 through 2002. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company as of July 31, 1998 are as follows:

     Philip H. Knight, Chief Executive Officer--Mr. Knight, 60, a director since 1968, is Chief Executive Officer and Chairman of the Board of Directors of NIKE. Mr. Knight is a co-founder of the Company and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse LLP and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

     Jeffrey M. Cava, Vice President, Global Human Resources--Mr. Cava, 46, has been employed by the Company since 1996, with primary responsibility for NIKE's Global Human Resources. Previous to NIKE, Mr. Cava held the position of Vice President, Human Resources, Walt Disney Consumer Products, Burbank, California.

     Thomas E. Clarke, President and Chief Operating Officer--Dr. Clarke, 47, a director since 1994, joined the Company in 1980. Dr. Clarke has held various positions with the Company, primarily in research, design, development and marketing. He was appointed divisional vice president in charge of marketing in 1987. He was elected Vice President in 1989 and appointed General Manager in 1990. Dr. Clarke holds a Doctorate degree in biomechanics.

     Martin P. Coles, Vice President and General Manager of Europe Region--Mr. Coles, 43, has been employed by the Company since October 1992. Mr. Coles joined the Company as Director of Logistics/ Customer Service Europe. He was appointed Vice President and General Manager of Western Europe in February 1994, and elected Corporate Vice President Europe Region in May 1997. Prior to joining NIKE, he was Vice President, Operations, Pepsi-Cola Central in Chicago.

     Gary M. DeStefano, Vice President and General Manager of Asia Pacific--Mr. DeStefano, 41, has been employed by the Company since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, and Vice President and General Manager of Asia Pacific in March 1997.

     Robert E. Harold, Interim Chief Financial Officer--Mr. Harold, 51, joined the Company as Controller, Footwear Division in 1984. He was appointed Controller, Footwear and Apparel in 1989 and Global Brand Controller in 1996. Mr. Harold became Interim Chief Financial Officer in January 1998. Prior to joining NIKE, he was a Senior Manager of Price Waterhouse, and Vice President of Finance for Northwest Marine Iron Works in Portland. Mr. Harold is a certified public accountant.

     Andrew P. Mooney, Vice President Global Brand Management--Mr. Mooney, 43, has been employed by the Company since 1979. He began as Financial Controller for NIKE in Great Britain, relocating to the United States in 1984 to join the U.S. marketing team. He was appointed Vice President of Brand Marketing in 1992, Vice President of Equipment in 1994, and Vice President Global Brand Management in June 1998.

     Timothy J. Joyce, Vice President, Global Sales--Mr. Joyce, 42, has been employed by the Company since 1980, with primary responsibilities in Sales. He was appointed Regional Sales Manager in 1987, Director of USA Footwear Sales in 1990 and Director of European Sales in 1994. Mr. Joyce was appointed Divisional Vice President in charge of Global Sales in 1997.

     Mark G. Parker, Vice President and General Manager, Consumer Product Marketing--Mr. Parker, 41, has been employed by the Company since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, appointed General Manager in 1993, and Vice President of Global Footwear in 1998.

     Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary--Mr. Stewart, 51, joined the Company as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was elected Vice President and General Counsel in 1991. Prior to joining the Company, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

     David B. Taylor, Vice President--Mr. Taylor, 43, has been employed by the Company since 1977, with primary responsibilities in production. Mr. Taylor was appointed divisional Vice President in charge of production in 1988, and was elected Vice President in 1989.

     Ian T. Todd, Vice President, Global Sports Marketing--Mr. Todd, 51, joined the Company in June 1998. He was formerly Senior Vice President and Managing Director of IMG Europe, Africa and the Middle East.

     Matthew F. Wolff, Vice President and General Manager of Global Apparel--Mr. Wolff, 41, has been employed by the Company since 1979, with primary responsibilities in apparel production and operations. He was appointed General Manager of Global Apparel Operations in 1993, divisional Vice President and General Manager of Global Apparel Operations in 1995, and was elected Vice President and General Manager of Global Apparel in June 1998.

ITEM 2. PROPERTIES

     Following is a summary of principal properties owned or leased by the Company. The Company's leases expire at various dates through the year 2017.

U.S. ADMINISTRATIVE OFFICES:
  Beaverton, Oregon (18 locations)--17 leased
  Wilsonville, Oregon
  Memphis, Tennessee (2 locations)--1 leased
  Yarmouth, Maine
  Charlotte, North Carolina--leased
  Irvine, California--leased

INTERNATIONAL ADMINISTRATIVE OFFICES:
  Canada (4 locations)--leased
  Europe (17 locations)--leased
  Asia Pacific (10 locations)--leased
  Latin America (6 locations)--leased
  Africa (1 location)--leased

SALES OFFICES AND SHOWROOMS:
  United States (21 locations)--leased
  Canada (4 locations)--leased
  Europe (21 locations)--leased
  Asia Pacific (14 locations)--leased
  Latin America (8 locations)--leased
  Africa (1 locations)--leased

DISTRIBUTION FACILITIES:
  Greenland, New Hampshire--leased
  Wilsonville, Oregon
  Memphis, Tennessee (2 locations)--1 leased
  Irvine, California--leased
  Canada (2 locations)--leased
  Latin America (2 locations)--leased
  Europe (6 locations)--3 leased
  Asia and Australia (15 locations)--leased

INTERNATIONAL PRODUCTION OFFICES:
  Asia (11 locations)--leased
  Latin America (5 locations)--leased
  Europe (4 locations)--leased

MANUFACTURING FACILITIES:
  United States (9 locations)--leased
  Canada (5 locations)--2 leased
  Europe (3 locations)
  Asia (1 location)--leased

RETAIL OUTLETS:
  United States (123 locations)--118 leased
  Canada (4 locations)--leased
  Europe (10 locations)--leased
  Asia Pacific (7 locations)--leased
  Latin America (1 location)--leased

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business, to which the Company is a party or of which any of its property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the 1998 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 24, 1998 there were 20,460 holders of record of the Company's Class B Common Stock and 36 holders of record of the Company's Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

     Reference is made to the table entitled "Selected Quarterly Financial Data" in Item 6, which sets forth, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990, the 2-for-1 stock split that became effective in October of 1995 and the 2-for-1 stock split that became effective in October 1996. Such table also sets forth the amount and frequency of all cash dividends declared on the Company's common stock for the 1997 and 1998 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

                               FINANCIAL HISTORY

                                        1998       1997       1996       1995       1994       1993
                                      --------   --------   --------   --------   --------   --------
                                         (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)
YEAR ENDED MAY 31,
Revenues............................  $9,553.1   $9,186.5   $6,470.6   $4,760.8   $3,789.7   $3,931.0
Gross margin........................   3,487.6    3,683.5    2,563.9    1,895.6    1,488.2    1,544.0
Gross margin %......................      36.5%      40.1%      39.6%      39.8%      39.3%      39.3%
Restructuring charge................     129.9         --         --         --         --         --
Net income..........................     399.6      795.8      553.2      399.7      298.8      365.0
Basic earnings per common share.....      1.38       2.76       1.93       1.38       1.00       1.20
Diluted earnings per common share...      1.35       2.68       1.88       1.36       0.99       1.18
Average common shares outstanding...     288.7      288.4      286.6      289.6      298.6      302.9
Diluted average common shares
  outstanding.......................     295.0      297.0      293.6      294.0      301.8      308.3
Cash dividends declared per common
  share.............................      0.46       0.38       0.29       0.24       0.20       0.19
Cash flow from operations...........     517.5      323.1      339.7      254.9      576.5      265.3
Price range of common stock
  High..............................    64.125     76.375     52.063     20.156     18.688     22.563
  Low...............................    37.750     47.875     19.531     14.063     10.781     13.750
AT MAY 31,
Cash and equivalents................  $  108.6   $  445.4   $  262.1   $  216.1   $  518.8   $  291.3
Inventories.........................   1,396.6    1,338.6      931.2      629.7      470.0      593.0
Working capital.....................   1,828.8    1,964.0    1,259.9      938.4    1,208.4    1,165.2
Total assets........................   5,397.4    5,361.2    3,951.6    3,142.7    2,373.8    2,186.3
Long-term debt......................     379.4      296.0        9.6       10.6       12.4       15.0
Redeemable Preferred Stock..........       0.3        0.3        0.3        0.3        0.3        0.3
Common shareholders' equity.........   3,261.6    3,155.9    2,431.4    1,964.7    1,740.9    1,642.8
Year-end stock price................    46.000     57.500     50.188     19.719     14.750     18.125
Market capitalization...............  13,201.1   16,633.0   14,416.8    5,635.2    4,318.8    5,499.3
FINANCIAL RATIOS:
Return on equity....................      12.5%      28.5%      25.2%      21.6%      17.7%      24.5%
Return on assets....................       7.4%      17.1%      15.6%      14.5%      13.1%      18.0%
Inventory turns.....................       4.4        4.8        5.0        5.2        4.3        4.5
Current ratio at May 31.............       2.1        2.1        1.9        1.8        3.2        3.6
Price/Earnings ratio at May 31
  (Diluted).........................      34.1       21.5       26.6       14.5       14.9       15.3
GEOGRAPHIC REVENUES:
United States.......................  $5,452.5   $5,529.1   $3,964.7   $2,997.9   $2,432.7   $2,528.8
Europe..............................   2,143.7    1,833.7    1,334.3      980.4      927.3    1,085.7
Asia/Pacific........................   1,255.7    1,245.2      735.1      515.6      283.4      178.2
Canada, Latin America, and other....     701.2      578.5      436.5      266.9      146.3      138.3
                                      --------   --------   --------   --------   --------   --------
TOTAL REVENUES......................  $9,553.1   $9,186.5   $6,470.6   $4,760.8   $3,789.7   $3,931.0
                                      ========   ========   ========   ========   ========   ========

                                        1992       1991       1990       1989
                                      --------   --------   --------   --------
                                      (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)
YEAR ENDED MAY 31,
Revenues............................  $3,405.2   $3,003.6   $2,235.2   $1,710.8
Gross margin........................   1,316.1    1,153.1      851.1      636.0
Gross margin %......................      38.7%      38.4%      38.1%      37.2%
Restructuring charge................        --         --         --         --
Net income..........................     329.2      287.0      243.0      167.0
Basic earnings per common share.....      1.09       0.96       0.81       0.56
Diluted earnings per common share...      1.07       0.94       0.80       0.56
Average common shares outstanding...     301.7      300.4      299.1      297.7
Diluted average common shares
  outstanding.......................     306.4      304.3      302.7      300.6
Cash dividends declared per common
  share.............................      0.15       0.13       0.10       0.07
Cash flow from operations...........     435.8       11.1      127.1      169.4
Price range of common stock
  High..............................    19.344     13.625     10.375      4.969
  Low...............................     8.781      6.500      4.750      2.891
AT MAY 31,
Cash and equivalents................  $  260.1   $  119.8   $   90.4   $   85.7
Inventories.........................     471.2      586.6      309.5      222.9
Working capital.....................     964.3      662.6      561.6      419.6
Total assets........................   1,871.7    1,707.2    1,093.4      824.2
Long-term debt......................      69.5       30.0       25.9       34.1
Redeemable Preferred Stock..........       0.3        0.3        0.3        0.3
Common shareholders' equity.........   1,328.5    1,029.6      781.0      558.6
Year-end stock price................    14.500      9.938      9.813      4.750
Market capitalization...............   4,379.6    2,993.0    2,942.7    1,417.4
FINANCIAL RATIOS:
Return on equity....................      27.9%      31.7%      36.3%      34.5%
Return on assets....................      18.4%      20.5%      25.3%      21.8%
Inventory turns.....................       3.9        4.1        5.2        5.1
Current ratio at May 31.............       3.3        2.1        3.1        2.9
Price/Earnings ratio at May 31
  (Diluted).........................      13.5       10.5       12.2        8.6
GEOGRAPHIC REVENUES:
United States.......................  $2,270.9   $2,141.5   $1,755.5   $1,362.2
Europe..............................     919.8      664.7      334.3      241.4
Asia/Pacific........................      75.7       56.2       29.3       32.0
Canada, Latin America, and other....     138.8      141.2      116.1       75.2
                                      --------   --------   --------   --------
TOTAL REVENUES......................  $3,405.2   $3,003.6   $2,235.2   $1,710.8
                                      ========   ========   ========   ========

All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996, October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 1998, there were approximately 280,000 shareholders. Years 1993 and prior have been restated to reflect the implementation of Statement of Financial Accounting Standard No. 109--Accounting for Income Taxes (see Notes 1 and 6 to the Consolidated Financial Statements).

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                              1998       1997       1998       1997       1998       1997       1998       1997
                                            --------   --------   --------   --------   --------   --------   --------   --------
                                                1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
                                            -------------------   -------------------   -------------------   -------------------
Revenues..................................  $2,766.1   $2,281.9   $2,255.3   $2,107.0   $2,224.0   $2,423.7   $2,307.7   $2,373.9
Gross margin..............................   1,100.6      919.8      845.8      829.4      795.1      988.2      746.1      946.1
Gross margin %............................      39.8%      40.3%      37.5%      39.4%      35.8%      40.8%      32.3%      39.9%
Restructuring charge......................        --         --         --         --         --         --      129.9         --
Net income................................     253.1      226.1      141.1      176.9       73.1      237.1      (67.7)     155.7
Basic earnings per common share...........      0.87       0.79       0.49       0.61       0.25       0.82      (0.23)      0.54
Diluted earnings per common share.........      0.85       0.76       0.48       0.60       0.25       0.80      (0.23)      0.52
Average common shares outstanding.........     289.9      287.7      290.3      288.3      287.6      288.6      287.1      289.1
Diluted average common shares
  outstanding.............................     297.5      296.4      296.7      297.0      293.2      297.4      292.6      297.3
Cash dividends declared per common
  share...................................      0.10       0.08       0.12       0.10       0.12       0.10       0.12       0.10
Price range of common stock
  High....................................    64.125     55.625     56.500     64.000     50.063     76.375     48.750     73.125
  Low.....................................    52.688     47.875     45.000     51.625     37.750     51.500     42.750     51.250

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     - In fiscal 1998, net income decreased for the first time in four years, dropping 49.8% to $399.6 million (or $1.35 per diluted share). Net income included a pre-tax restructuring charge of $129.9 million, or $79.5 million after taxes (or $0.27 per diluted share).

     - Fiscal 1998 revenues increased 4% to a record $9.6 billion, coming off annual revenue increases of 42% and 36% in the prior two years, respectively. Despite the economic crisis in Asia, total revenues generated outside the United States grew 21% in constant dollars, and now represent 41% of total revenues.

     - Gross margins dropped to 36.5% of revenues, compared to 40.1% and 39.6% in the prior two years, respectively.

     - Selling and administrative expenses grew to 27.5% of revenues, compared to 25.1% and 24.6% in the prior two years, respectively.

RESULTS OF OPERATIONS

  FISCAL 1998 COMPARED TO FISCAL 1997

     Decreasing revenue growth, a lower gross margin percentage and higher selling and administrative expenses, as well as a fourth quarter restructuring charge, all contributed to fiscal 1998's decrease in net income compared to the prior year. The Asian economic crisis and declining revenues in the United States were the primary reasons for the lower earnings. Consumer spending declined considerably in Asia during fiscal 1998 as a result of macroeconomic issues facing that region. As a result, revenue growth in the Asia Pacific region fell well short of the Company's expectations, resulting in excess inventory levels and increased levels of discounted product sales, both having a negative impact on that region's gross margin percentage. Additionally, spending did not adjust as quickly as the sudden decline in revenue growth, resulting in significantly higher selling and administrative costs as a percentage of revenues in that region. Revenues in the United States declined for the first time in four years, as demand for NIKE product slowed compared to record sales in the prior year, again resulting in excess inventory levels and an increase in the level of discounted product sales. Despite the issues facing Asian markets, management believes there is tremendous opportunity for growth in markets outside the United States.

     The Company continues to invest in infrastructure and local marketing and advertising to capitalize on these opportunities. The Company believes there are growth opportunities in all regions in which it does business, however, until the economies in the Asia Pacific region show signs of recovery, the Company may not realize those growth opportunities.

     During the fourth quarter of fiscal 1998, the Company took specific actions to reduce its overall cost structure in light of slower near-term growth rates. Certain of these actions resulted in a pre-tax restructuring charge in the fourth quarter of fiscal 1998 of $129.9 million, (see below and Note 13 for a more complete analysis of this charge).

     Revenues increased 4% over fiscal year 1998, and would have increased 7% had the dollar remained constant with that of the prior year. Despite the economic issues facing the Asian markets, total non-U.S. footwear and apparel revenues increased 12%, 21% on a constant dollar basis, and now represent 41% of total Company revenues. Revenue increases were experienced in every region except the United States. Outside the U.S., Europe increased 15% (24% in constant dollars), with footwear and apparel increasing 6% and 35%, respectively, (14% and 44% in constant dollars, respectively), Asia-Pacific revenues were flat compared with the prior year (11% increase in constant dollars) with footwear down 8% and apparel increasing 34%, respectively, (2% increase and 50% increase, in constant dollars, respectively), and the Americas increased 32% (35% in constant dollars), with footwear and apparel increasing 20% and 78%, respectively, (23% and 83% in constant dollars, respectively).

     The countries outside the U.S. that represent the largest percent of the Company's total international business are: Japan, which increased 4% (13% in constant dollars), United Kingdom, which increased 11% (10% in constant dollars), Canada which increased 32% (36% in constant dollars), France, which increased 15% (25% in constant dollars), Italy, which increased 35% in both real and constant dollars, and Spain, which increased 40% (54% in constant dollars). Notable countries that experienced revenue reductions were Korea, which decreased 29% (7% in constant dollars) and Germany, which decreased 6% (but increased 7% in constant dollars).

     U.S. footwear and apparel revenues decreased 2% compared to the prior year. U.S. footwear, representing the Company's largest market segment, decreased over $255 million in sales, or 7%, representing a decrease in pairs sold of 3%, and a decrease of 4% in average selling price. The reduction in sales was primarily attributable to the glut of inventory at retail which reduced customer order volumes and increased order cancellation rates. The decrease in average selling price is due to increased mix of lower priced product, given the higher volume of close-out sales. The five largest footwear categories are Training, Running, Basketball, Kids and Brand Jordan. These represent approximately 80% of the total U.S. footwear business, and all but Brand Jordan experienced revenue declines of between 4% and 17% compared to the prior year. Brand Jordan increased 57%. In addition, Golf and Soccer showed healthy increases over the prior year, improving 71% and 74%, respectively. Outdoor and Tennis experienced revenue reductions, down 7% and 14%, respectively. U.S. apparel increased $150 million, or 11%, over the prior year. Nearly all apparel categories experienced revenue increases, the largest individual categories being Training (up 10%), Accessories (up 6%), Kids (up 41%), Tee-shirts (up 5%) and Golf (up 57%). Team Sports Apparel was the only category to show any significant decrease compared with the prior year, down 8%.

     Other Revenues, which includes U.S. and non-U.S. NIKE branded Equipment business, Bauer Inc., Cole Haan, Sports Specialties Corp., and Tetra Plastics, Inc., increased $53.8 million, or 10%, to $602.3 million. NIKE branded Equipment increased over $90 million, representing growth from new product introductions, while the non-NIKE branded subsidiaries all experienced revenue reductions.

     The Company expects that revenue growth in fiscal year 1999 will be slightly down compared to fiscal 1998. During the first half of fiscal 1999, retail should experience a sell through of the large quantities of close-out inventories that have flooded the U.S. market in the last two to three quarters. As a result, the Company expects revenue shortfalls in the U.S. for the first half of fiscal 1999 compared to very strong sales in the comparable periods of fiscal year 1998. However, revenues should increase slightly in the second half of the year. In Europe, revenue growth is expected to be just slightly less than fiscal year 1998, led principally by growth in the apparel business. In Asia, the ultimate effect of the economic crisis on consumer spending is difficult to forecast. However, the Company's business model would suggest that regional revenues could be down by as much as 30% compared to fiscal 1998.

     The breakdown of revenues follows:

                                                         YEAR ENDED MAY 31,
                                     ----------------------------------------------------------
                                       1998     % CHG      1997      % CHG      1996      % CHG
                                     --------   -----    --------    -----    --------    -----
                                                           (IN MILLIONS)
United States footwear.............  $3,498.7    (7)%    $3,753.5     35%     $2,772.5     20%
United States apparel..............   1,556.3    11       1,406.6     69         831.3     99
                                     --------    --      --------     --      --------     --
     Total United States...........   5,055.0    (2)      5,160.1     43       3,603.8     32
                                     --------    --      --------     --      --------     --
Non-U.S. footwear..................   2,460.3     3       2,391.0     42       1,682.3     35
Non-U.S. apparel...................   1,435.5    32       1,086.9     67         651.4     38
                                     --------    --      --------     --      --------     --
     Total Non-U.S.................   3,895.8    12       3,477.9     49       2,333.7     36
                                     --------    --      --------     --      --------     --
Other and other brands.............     602.3    10         548.5      3         533.1     69
                                     --------    --      --------     --      --------     --
     Total NIKE....................  $9,553.1     4%     $9,186.5     42%     $6,470.6     36%
                                     ========    ==      ========     ==      ========     ==

     Gross margins declined to 36.5% of revenues in fiscal year 1998, down 360 basis points from the previous year. Significant to this decline were the increased levels of close-out sales at greatly reduced selling prices, and increased levels of inventory reserves against higher close-out inventory levels, particularly in the U.S. and

Asia. The combination of these two factors reduced annual margins by more than 200 basis points. Other reasons for the reduced gross margin percentage were the strengthening of the U.S. dollar, which can inhibit the Company's ability to price products competitively in international markets, fixed costs associated with distribution facilities, increasing royalty costs associated with athlete endorsement contracts, and increased levels of research and development costs. The Company expects that overall margins will continue to compare unfavorably through the first six months of fiscal 1999, but recover to positive comparisons in quarters three and four. Margins in the first six months of fiscal 1999 will be affected by the continued management of high close-out inventory levels in certain segments of the business, most notably in U.S. apparel, as the U.S. apparel retail environment remains glutted, Europe's footwear segment, as orders soften slightly through the first six months of fiscal 1999, and virtually all segments of the Asia Pacific business. The Company currently believes that gross margins as a percentage of revenues should improve slightly over fiscal 1998, in part due to the improved inventory position at the beginning of the fiscal year.

     Selling and administrative expenses increased $320.1 million over the prior year, representing 27.5% of revenues compared to 25.1% in the prior year. The most significant increases were in the wage base, which was up 14% overall, led principally by the U.S. and Asia Pacific, endorsement contract-related costs, which were up 47% primarily as a result of significant new contracts in Soccer and Golf categories along with enhanced arrangements with the NFL, WNBA, and NBA, and rent and depreciation, which were up 54% and 33%,respectively, relating principally to expanded Retail outlets and NIKETOWN stores, along with capital projects in the distribution and computer infrastructure areas. Management believes fiscal 1999 selling and administrative spending will support the level of business to be driven throughout the year, with the goal of building momentum for the brand going into fiscal year 2000. Given the slightly decreased revenue scenario, selling and administrative spending should be in the 27.5% to 28.0% range of revenues, with a target for future years closer to 25%.

     Interest expense increased $7.7 million, or 14.6%, compared to the prior year. The increase was due to the addition of long-term debt of approximately $100 million in June 1997, to fund capital projects, offset by lower levels of short-term borrowings given decreased working capital requirements. See further discussion under liquidity and capital resources below.

     Other income/expense was a net expense of $20.9 million in fiscal year 1998, compared with $32.3 million in 1997. The majority of the decrease is attributable to an $18.1 million restructuring charge incurred in the prior year with corresponding amounts in 1998 included in the 1998 restructuring charge. Other amounts include profit share expense, which decreased due to lower earnings, interest income, which decreased compared with the prior year given the lower average levels of cash on hand throughout the year, and foreign exchange conversion gains and losses.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November 1998, totaled approximately $4.2 billion, 13% lower than such orders booked in the comparable period of fiscal 1998. The orders and percentage growth in these orders is not necessarily indicative of the anticipated growth in revenues which the Company expects to experience for subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations can cause differences in the comparisons between futures orders and actual revenues.

     As further explained in Note 1 to the Consolidated Financial Statements, prior to fiscal year 1997, certain of the Company's U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated and the May 1996 charge from operations for these entities of $4.1 million was recorded to retained earnings. This change did not have a material effect on the annual results of operations.

FISCAL 1998 RESTRUCTURING CHARGE

     During the fourth quarter of fiscal 1998, the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its overall cost structure and organization with planned revenue levels. The Company is continuing to evaluate all areas of the business. However, as a result of the specific plans described below, the Company expects to remove approximately $100 million from its cost structure in fiscal 1999 and beyond. These savings are predominately due to reduced wage-related costs, reduced carrying cost of property, plant and equipment, reduced rent charges (associated with office and expatriate housing) and other miscellaneous savings. There are no significant costs that have not been recognized related to these plans. The restructuring activities (shown below in tabular format) primarily relate to the following:

     The elimination of job responsibilities company-wide. Employees were terminated from all regions and almost all areas of the Company, including marketing, sales and administrative areas. Related charges include severance packages, both cash payments made directly to terminated employees as well as outplacement services, lease cancellations and commitments, for both excess office space and expatriate employee housing, and write-down of assets no longer in use. Such assets, which include office equipment and expatriate employee housing and furniture, have been sold or are being held for sale as of May 31, 1998. A total of 1,039 employees were terminated as part of the plan, of which 845 have been paid and left the Company as of May 31, 1998. The remaining 194 will receive their severance packages and leave the Company in the first quarter of fiscal 1999.

     Downsizing of the Asia Pacific Headquarters in Hong Kong. The Company made the decision to reduce the size of the Asia Pacific Headquarters' operations and to relocate the regional headquarter responsibilities to its worldwide headquarters in the U.S. Included in the restructuring charge are costs associated with the termination of employees, lease cancellations and commitments and the write-down of assets no longer in use. Such assets have been sold or are being held for sale as of May 31, 1998. A total of 118 employees were terminated as part of the plan to downsize and relocate the headquarters. Of the 118, 106 have been paid and left the Company as of May 31, 1998. The remaining 12 will receive their severance packages and leave the Company in the first quarter of fiscal 1999.

     Downsizing of the Japan distribution center. The Company is in the process of constructing a new distribution center in Japan. Due to the economic downturn in the Asia Pacific region and the impact on the Company's business in Japan, the forecasted volume of inventories and product flow has decreased significantly from the original plans. Because of this, management is in the process of redesigning the distribution center to efficiently accommodate new forecasted volumes of inventories and product flow. The costs included in the restructuring charge are costs incurred to date on the construction of the distribution center that will have no use under the redesigned facility.

     Cancellation of endorsement contracts. As a result of the downturn in the Company's business, the Company has refocused its marketing along core product categories. The Company is in the process of reviewing all endorsement contracts in non-core product categories. The charge includes the final settlements for the those contracts where termination agreements with endorsees have been reached, releasing the endorsees from all contractual obligations. Final payment of the termination settlements will be made in the first quarter of fiscal 1999.

     Exiting certain manufacturing operations at the Company's Bauer subsidiary. The charge related to the decision to exit certain manufacturing operations consists of machinery and equipment that is no longer in use and being held for sale, as well as the planned disposal of two operating plants. These costs represent the write-down of those facilities to their estimated fair value less costs to sell. The Company is currently actively negotiating sales agreements. As a result of the reduced level of manufacturing operations, 51 employees were terminated, 33 of which had left the Company as of May 31, 1998.

                                                           CASH/       RESTRUCTURING              RESERVE BALANCE
                     DESCRIPTION                         NON-CASH         CHARGE       ACTIVITY     AT 5/31/98
                     -----------                       -------------   -------------   --------   ---------------
                                                                             (IN MILLIONS)
Elimination of Job Responsibilities Company-Wide.....                     $ (49.8)      $18.8         $(31.0)
  Severance packages.................................           cash        (29.1)        9.0          (20.1)
  Lease cancellations & commitments..................           cash        (10.8)        0.2          (10.6)
  Write-down of assets...............................       non-cash         (9.6)        9.6             --
  Other..............................................           cash         (0.3)         --           (0.3)
-----------------------------------------------------------------------------------------------------------------
Downsizing the Asia Pacific Headquarters In Hong
  Kong...............................................                       (13.1)        5.4           (7.7)
  Severance packages.................................           cash         (4.6)        2.3           (2.3)
  Lease cancellations & commitments..................           cash         (5.5)        0.1           (5.4)
  Write-down of assets...............................       non-cash         (3.0)        3.0             --
-----------------------------------------------------------------------------------------------------------------
Downsizing the Japan Distribution Center.............                       (31.6)       25.4           (6.2)
  Write-off of assets................................       non-cash        (12.5)       12.5             --
  Software development costs.........................  cash/non-cash        (19.1)       12.9           (6.2)
-----------------------------------------------------------------------------------------------------------------
Cancellation of Endorsement Contracts................           cash         (5.6)        0.6           (5.0)
-----------------------------------------------------------------------------------------------------------------
Exiting Certain Manufacturing Operations at Bauer....                       (22.7)       19.9           (2.8)
  Write-down of assets...............................       non-cash        (14.7)       14.7             --
  Divestiture of manufacturing facilities............       non-cash         (5.2)        5.2             --
  Lease cancellations & commitments..................           cash         (1.6)         --           (1.6)
  Severance packages.................................           cash         (1.2)         --           (1.2)
-----------------------------------------------------------------------------------------------------------------
Other................................................                        (7.1)        2.4           (4.7)
  Cash...............................................           cash         (0.6)         --           (0.6)
  Non-cash...........................................       non-cash         (6.5)        2.4           (4.1)
-----------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation...............                          --         1.8            1.8
-----------------------------------------------------------------------------------------------------------------
Total................................................                     $(129.9)      $74.3         $(55.6)
=================================================================================================================

     Future cash outlays are anticipated to be completed by the end of fiscal 1999, excluding certain lease commitments that will continue through July 2001. The Company will continue to evaluate its cost structure and adjust its organization to reflect changing business environments around the world.

IMPORT QUOTAS AND ANTI-DUMPING DUTIES

     The Company's non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1995, the EU Commission, at the request of European footwear manufacturers, initiated two anti-dumping investigations covering footwear imported from the People's Republic of China, Indonesia and Thailand. As a result, in October 1997 the Commission imposed definitive anti-dumping duties on certain textile upper footwear imported from China and Indonesia. In February 1998, the Commission imposed definitive anti-dumping duties on certain synthetic and leather upper footwear originating in China, Indonesia and Thailand.

     Nevertheless, the textile footwear anti-dumping duties do not cover sports footwear and, in the case of synthetic/leather footwear, so-called "special technology" footwear for use in sporting activities are expressly excluded from the duties. The Company has no reason to believe that these sports footwear exclusions will be changed and, while the exclusions are subject to some interpretation by customs authorities, the Company believes that most of its footwear sourced in the target countries for sale in the EU fits within the exclusions and, therefore, the Company will not be materially affected by the anti-dumping duties. If there were changes in the exclusions, the Company would consider, in addition to its possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing. The Company believes that it is prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a short-term nature. The Company continues to closely monitor international restrictions and maintains its multi-country sourcing strategy and contingency plans. The Company believes that its major competitors stand in much the same position regarding such trade measures.

YEAR 2000

     The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations. If the Company, its significant customers, or suppliers fail to make necessary modifications and conversions on a timely basis, the year 2000 issue could have a material adverse effect on Company operations. However, the impact cannot be quantified at this time. The Company believes that its competitors face a similar risk.

     In May 1997, the Company established a corporate-wide project team to identify non-compliant software and complete the corrections required by the year 2000 issue. The Company intends to fix or replace non-compliant internal software with code or software that is year 2000 compliant. While a plan is in place, significant work remains to be done. The Company's current target is to resolve compliance issues in important business information systems by December 31, 1998. Remediation and testing activities are underway on the Company's core business applications first, and the Company is implementing plans for smaller computer systems. The Company is also focusing on major customers and suppliers to assess their compliance. Nevertheless, there can be no absolute assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

     Costs related to the year 2000 issue are funded through operating cash flows. Through fiscal 1998, the Company expended approximately $20 million in remediation efforts, including the cost of new software and modifying the applicable code of existing software. The Company estimates remaining costs to be between $20 and $25 million. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to NIKE's financial condition, liquidity, or results of operations.

     Time and cost estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; and remediation success of the Company's customers and suppliers.

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

     The Company experienced revenue growth in fiscal 1997 in all breakout categories (see chart). U.S. footwear represented the largest increase in total dollars, improving by almost $1 billion, or 36%, as a result of 28% more pairs sold and a 6% increase in average selling price. The increase in average selling price was due to a change in product mix as well as increased prices in effect during the second half of the fiscal year in certain categories. Men's Basketball, Men's Running, Men's Cross-Training, Kids, and Women's Fitness comprise approximately 79% of the total U.S. footwear business, and individually increased 35%, 59%, 26%, 53% and 51%, respectively. Brand Jordan and Golf categories increased significantly over the prior year, improving 133% and 111%, respectively. Two categories experienced revenue reductions, Men's Court and Outdoor, down 22% and 24%, respectively. U.S. apparel experienced growth in all categories, demonstrating the strength of the NIKE brand. Brand revenues outside of the U.S. increased $1.1 billion, or 49%. The U.S. dollar strengthened against nearly all currencies. Had the U.S. dollar remained constant with that of the prior year, non-U.S. revenues would have increased $1.4 billion, or 59%. By region, Asia Pacific increased $511 million, or 70% (84% on a constant dollar basis), Europe increased $497 million, or 38% (48% on a constant dollar basis) and the Americas (which includes Canada and Latin America) increased $137 million, or 44% (46% on a constant dollar basis). The most significant increases were in Japan, Korea, United

Kingdom, Italy, and Canada. Other Brands which includes Bauer Inc., Cole Haan, Sports Specialties, Corp., and Tetra Plastics, Inc., decreased 3% to $504 million.

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

     Selling and administrative expenses represented 25.1% of revenues compared with 24.6% in the prior year. NIKE brand expenses increased $353 million in the U.S. and $355 million outside the U.S. Increases were largely driven by increased sales and marketing spending, as well as infrastructure-related costs to support growth outside the U.S. Interest expense increased $12.8 million due to increased short-term and new long-term borrowings needed to fund the increased level of operations, including increased working capital requirements and infrastructure.

     Other income/expense was a net expense of $32.3 million in fiscal 1997, compared with $36.7 million in 1996. The majority of the reduction was attributable to increased interest income, higher gain on disposal of assets and income from a new promotional event staged in Japan, offset by a one-time Bauer non-recurring charge of $18.1 million, which includes, among other things, moving certain products to offshore production and the closing of certain facilities.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remains strong at May 31, 1998. Compared to May 31, 1997, total assets increased less than 1%, or $36.2 million, and remained at $5.4 billion. Shareholders' equity increased $105.7 million, or 3.3% to $3.3 billion. Working capital decreased $135.2 million, to $1.8 billion, and the Company's current ratio was 2.07:1 at May 31, 1998 compared to 2.05:1 at the end of the prior fiscal year.

     Despite significantly lower net income compared with fiscal 1997, cash provided by operations increased by $194.4 to $517.5 million for the year ended May 31, 1998. This was primarily due to lower working capital at May 31, 1998 compared to the previous year end as a result of a lower revenue growth rate. Of the major components comprising working capital, inventories increased $58.0 million, or 4%, accounts receivable decreased $79.7 million, or 4.5%, and accounts payable decreased $102.5 million or 15%. The increase in inventories compared with a year ago is due most significantly to increased levels of excess and slow-moving inventory. Due to the sudden and significant downturn in consumer spending during the second half of the fiscal year, most notably in the Asian markets, as well as the slow-down in the U.S. market given the glut of inventory at retail, the Company has experienced higher levels of order cancellations in fiscal 1998 as compared to the prior year. As a result, management implemented plans in fiscal 1998 to reduce the high levels of excess inventory. As of May 31, 1998, overall inventory levels, including close-out inventory levels, are consistent with expected order volumes, except for close-out inventory in Asia Pacific which will require further liquidation through fiscal 1999. The Company expects cash provided by operations during fiscal 1999 to be positively affected by the aggressive management of key working capital components.

     Additions to property, plant and equipment for fiscal 1998 were $506 million, split fairly evenly between the U.S. and non-U.S. operations, compared to $466 million in fiscal 1997. Additions in the U.S. were comprised primarily of the U.S. headquarters expansion, customer service distribution facilities, ongoing investment in systems infrastructure, and retail expansion. Outside the U.S., the majority of the increase is related to expansion of customer service distribution centers in Europe, Japan and Korea. The Company expects fiscal 1999 capital expenditures to be in similar areas and are estimated to be slightly higher than 1998.

     Additions to long-term debt totaled approximately $100 million in fiscal 1998, used primarily to replace short-term notes payable. In fiscal 1997, the Company filed a shelf registration with the Securities and Exchange Commission for the sale of up to $500 million of debt securities. The filing has enabled the Company to issue debt from time to time during the next several years. Under this program, the Company has issued $300 million of medium-term notes, $100 million in the first quarter of fiscal 1998, which mature in three to five years, and $200 million in the prior year, maturing December 1, 2003. The proceeds were swapped into Dutch Guilders to obtain medium-term fixed rate financing to support the growth of the Company's European operations. In addition, the Company used excess cash to reduce notes payable outside the U.S., and fund property, plant and equipment additions, repurchase stock, and pay dividends.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion, and capital needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program, under which there was $92 million and $0 outstanding at May 31, 1998 and 1997, respectively.

     Dividends per share of common stock for fiscal 1998 rose $.08 over fiscal 1997 to $.46 per share. Dividend declaration in all four quarters has been consistent since February 1984. Based upon current projected earnings and cash flow requirements, the Company anticipates continuing a dividend and reviewing its amount at the November Board of Directors meeting. The Company's policy continues to target an annual dividend in the range of 15% to 25% of trailing twelve-month earnings.

     In the fourth quarter, the Company purchased a total of 0.9 million shares of NIKE's Class B common stock for $38.9 million under the new $1 billion four-year program approved in December 1997. During all of fiscal year 1998, the Company purchased 1.2 million shares for a total of $53.9 million under the new program. Additionally, during fiscal year 1998, the Company completed the previous $450 million share repurchase program approved in July 1993, by purchasing a total of 3.2 million shares for $148.4 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of foreign currency fluctuations and interest rate changes due to its international sales, production, and funding requirements. In the normal course of business, the Company employs established policies and procedures to manage its exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is the Company's policy to utilize financial instruments to reduce risks where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet the Company's objectives and the Company does not enter into foreign currency or interest rate transactions for speculative purposes.

     In addition to product sales and costs, the Company has foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. The Company's foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, including third party or intercompany transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. By policy, the Company maintains hedge coverage between minimum and maximum percentages. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollar.

     The Company is exposed to changes in interest rates primarily as a result of its long-term debt used to maintain liquidity and fund capital expenditures and international expansion. The Company's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives the Company maintains fixed rate debt as a percentage of aggregate debt and finances working capital needs through its payables agreement with Nissho Iwai American Corporation, various bank loans, and commercial paper.

MARKET RISK MEASUREMENT

     Foreign exchange risk and related derivatives use is monitored using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). The VaR determines the maximum potential one-day loss in the fair value of foreign exchange rate-sensitive financial instruments. The VaR model estimates were made assuming normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. The Company's computations are based on interrelationships between currencies and interest rates (a "variance/co-variance" technique). These interrelationships were determined by observing foreign currency market changes and interest rate changes over the preceding 90 days. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. The potential loss in option value was adjusted for the estimated sensitivity (the "delta" and "gamma") to changes in the underlying currency rate. The model includes all of the Company's forwards, options, cross-currency swaps and yen-denominated debt (i.e., the Company's market-sensitive derivative and other financial instruments as defined by the
SEC). Anticipated transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

     The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that will be incurred by the Company, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

     The estimated maximum one-day loss in fair value on the Company's foreign currency sensitive financial instruments, derived using the VaR model, was $11.7 million at May 31, 1998. The Company believes that this amount is immaterial and that such a hypothetical loss in fair value of its derivatives would be offset by increases in the value of the underlying transactions being hedged.

     The Company's interest rate risk is also monitored using a variety of techniques. Notes 5 and 14 to the Consolidated Financial Statements outline the principal amounts, weighted average interest rates, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS

     Certain written and oral statements made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions (including the current Asian economic problems); the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; the size, timing and mix of purchases of NIKE's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE's policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

Portland, Oregon
June 30, 1998
To the Board of Directors and
Shareholders of NIKE, Inc.

     In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 41 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                   NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                       YEAR ENDED MAY 31,
                                                              ------------------------------------
                                                                 1998         1997         1996
                                                              ----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $9,553.1     $9,186.5     $6,470.6
Costs and expenses:
  Costs of sales............................................    6,065.5      5,503.0      3,906.7
  Selling and administrative................................    2,623.8      2,303.7      1,588.6
  Interest expense (Notes 4 and 5)..........................       60.0         52.3         39.5
  Other income/expense, net (Notes 1, 10 and 11)............       20.9         32.3         36.7
  Restructuring charge (Note 13)............................      129.9           --           --
                                                               --------     --------     --------
                                                                8,900.1      7,891.3      5,571.5
                                                               --------     --------     --------
Income before income taxes..................................      653.0      1,295.2        899.1
Income taxes (Note 6).......................................      253.4        499.4        345.9
                                                               --------     --------     --------
Net income..................................................   $  399.6     $  795.8     $  553.2
                                                               ========     ========     ========
Basic earnings per common share (Notes 1 and 9).............   $   1.38     $   2.76     $   1.93
                                                               ========     ========     ========
Diluted earnings per common share (Notes 1 and 9)...........   $   1.35     $   2.68     $   1.88
                                                               ========     ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    MAY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
                                                                 (IN MILLIONS)
                                      ASSETS

Current Assets:
  Cash and equivalents......................................  $  108.6    $  445.4
  Accounts receivable, less allowance for doubtful accounts
     of $71.4 and $57.2.....................................   1,674.4     1,754.1
  Inventories (Note 2)......................................   1,396.6     1,338.6
  Deferred income taxes (Note 6)............................     156.8       135.7
  Prepaid expenses (Note 1).................................     196.2       157.1
                                                              --------    --------
          Total current assets..............................   3,532.6     3,830.9
                                                              --------    --------
Property, plant and equipment, net (Note 3).................   1,153.1       922.4
Identifiable intangible assets and goodwill (Note 1)........     435.8       464.2
Deferred income taxes and other assets (Notes 1 and 6)......     275.9       143.7
                                                              --------    --------
          Total assets......................................  $5,397.4    $5,361.2
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt (Note 5)................  $    1.6    $    2.2
  Notes payable (Note 4)....................................     480.2       553.2
  Accounts payable (Note 4).................................     584.6       687.1
  Accrued liabilities.......................................     608.5       570.5
  Income taxes payable......................................      28.9        53.9
                                                              --------    --------
          Total current liabilities.........................   1,703.8     1,866.9
                                                              --------    --------
Long-term debt (Notes 5 and 14).............................     379.4       296.0
Deferred income taxes and other liabilities (Notes 1 and
  6)........................................................      52.3        42.1
Commitments and contingencies (Notes 12 and 15).............        --          --
Redeemable Preferred Stock (Note 7).........................       0.3         0.3
Shareholders' equity (Note 8):
  Common Stock at stated value:
     Class A convertible--101.5 and 101.7 shares
      outstanding...........................................       0.2         0.2
     Class B--185.5 and 187.6 shares outstanding............       2.7         2.7
  Capital in excess of stated value.........................     262.5       210.6
  Foreign currency translation adjustment...................     (47.2)      (31.3)
  Retained earnings.........................................   3,043.4     2,973.7
                                                              --------    --------
          Total shareholders' equity........................   3,261.6     3,155.9
                                                              --------    --------
Total liabilities and shareholders' equity..................  $5,397.4    $5,361.2
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   YEAR ENDED MAY 31,
                                                              -----------------------------
                                                               1998       1997       1996
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
Cash provided (used) by operations:
  Net income................................................  $ 399.6    $ 795.8    $ 553.2
  Income charges (credits) not affecting cash:
     Depreciation...........................................    184.5      138.0       97.2
     Non-cash portion of restructuring charge...............     59.3         --         --
     Deferred income taxes..................................   (113.9)     (47.1)     (73.3)
     Amortization and other.................................     49.0       30.3       32.7
  Changes in certain working capital components:
     Increase in inventories................................    (58.0)    (416.7)    (301.4)
     Decrease (increase) in accounts receivable.............     79.7     (485.6)    (292.9)
     Increase in other current assets.......................    (12.6)     (56.9)     (20.0)
     (Decrease) increase in accounts payable, accrued
       liabilities and income taxes payable.................    (70.1)     365.3      344.2
                                                              -------    -------    -------
  Cash provided by operations...............................    517.5      323.1      339.7
                                                              -------    -------    -------
Cash provided (used) by investing activities:
  Additions to property, plant and equipment................   (505.9)    (465.9)    (216.4)
  Disposals of property, plant and equipment................     16.8       24.3       12.8
  Increase in other assets..................................    (87.4)     (43.8)     (26.4)
  Decrease in other liabilities.............................    (18.5)     (10.8)      (9.7)
                                                              -------    -------    -------
  Cash used by investing activities.........................   (595.0)    (496.2)    (239.7)
                                                              -------    -------    -------
Cash provided (used) by financing activities:
Additions to long-term debt.................................    101.5      300.5        5.0
Reductions in long-term debt including current portion......     (2.5)      (5.2)     (30.4)
(Decrease) increase in notes payable........................    (73.0)      92.9       48.0
Proceeds from exercise of options...........................     32.2       26.3       21.2
Repurchase of stock.........................................   (202.3)        --      (18.7)
Dividends--common and preferred.............................   (127.3)    (100.9)     (78.9)
                                                              -------    -------    -------
  Cash (used) provided by financing activities..............   (271.4)     313.6      (53.8)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................     12.1       (0.2)      (0.2)
                                                              -------    -------    -------
Effect of May 1996 cash flow activity for certain
  subsidiaries (Note 1).....................................       --       43.0         --
                                                              -------    -------    -------
Net (decrease) increase in cash and equivalents.............   (336.8)     183.3       46.0
                                                              -------    -------    -------
Cash and equivalents, beginning of year.....................    445.4      262.1      216.1
                                                              -------    -------    -------
Cash and equivalents, end of year...........................  $ 108.6    $ 445.4    $ 262.1
                                                              =======    =======    =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Interest (net of amount capitalized)...................  $  52.2    $  44.0    $  32.8
     Income taxes...........................................    360.5      543.1      359.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                           COMMON STOCK
                                 ---------------------------------    CAPITAL IN       FOREIGN
                                     CLASS A           CLASS B          EXCESS        CURRENCY
                                 ---------------   ---------------     OF STATED     TRANSLATION   RETAINED
                                 SHARES   AMOUNT   SHARES   AMOUNT       VALUE       ADJUSTMENT    EARNINGS     TOTAL
                                 ------   ------   ------   ------   -------------   -----------   ---------   --------
                                                                     (IN MILLIONS)
BALANCE AT MAY 31, 1995........   25.9    $ 0.2     45.6     $2.7       $122.4         $  1.6      $1,837.8    $1,964.7
                                 -----    -----    -----     ----       ------         ------      --------    --------
Stock options exercised........                      0.7                  32.8                                     32.8
Conversion to Class B Common
  Stock........................   (0.7)              0.7                                                             --
Repurchase of Class B Common
  Stock........................                     (0.2)                 (0.4)                       (18.3)      (18.7)
Two-for-one Stock Split October
  30, 1995.....................   25.9              45.7
Translation of statements of
  non-U.S. operations..........                                                         (18.1)                    (18.1)
Net income.....................                                                                       553.2       553.2
Dividends on Common Stock......                                                                       (82.5)      (82.5)
                                 -----    -----    -----     ----       ------         ------      --------    --------
BALANCE AT MAY 31, 1996........   51.1      0.2     92.5      2.7        154.8          (16.5)      2,290.2     2,431.4
                                 -----    -----    -----     ----       ------         ------      --------    --------
Stock options exercised........                      1.5                  55.8                                     55.8
Conversion to Class B Common
  Stock........................   (0.3)              0.3                                                             --
Two-for-one Stock Split October
  23, 1996.....................   50.9              93.3
Translation of statements of
  non-U.S. operations..........                                                         (14.8)                    (14.8)
Net income.....................                                                                       795.8       795.8
Dividends on Common Stock......                                                                      (108.2)     (108.2)
Net income for the month ended
  May 1996, due to the change
  in fiscal year-end of certain
  non-U.S. operations (Note
  1)...........................                                                                        (4.1)       (4.1)
                                 -----    -----    -----     ----       ------         ------      --------    --------
BALANCE AT MAY 31, 1997........  101.7      0.2    187.6      2.7        210.6          (31.3)      2,973.7     3,155.9
                                 -----    -----    -----     ----       ------         ------      --------    --------
Stock options exercised........                      2.1                  57.2                                     57.2
Conversion to Class B Common
  Stock........................   (0.2)              0.2                                                             --
Repurchase of Class B Common
  Stock........................                     (4.4)                 (5.3)                      (197.0)     (202.3)
Translation of statements of
  non-U.S. operations..........                                                         (15.9)                    (15.9)
Net income.....................                                                                       399.6       399.6
Dividends on Common Stock......                                                                      (132.9)     (132.9)
                                 -----    -----    -----     ----       ------         ------      --------    --------
BALANCE AT MAY 31, 1998........  101.5    $ 0.2    185.5     $2.7       $262.5         $(47.2)     $3,043.4    $3,261.6
                                 =====    =====    =====     ====       ======         ======      ========    ========

                                   NIKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Prior to fiscal year 1997, certain of the Company's non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 charge from operations for these entities of $4.1 million was recorded directly to retained earnings in the first quarter of fiscal year 1997.

RECOGNITION OF REVENUES:

     Revenues recognized include sales plus fees earned on sales by licensees. Sales are recognized upon shipment of product.

ADVERTISING:

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Total advertising and promotion expenses were $1.13 billion, $978.3 million and $642.5 million for the years ended May 31, 1998, 1997 and 1996, respectively. Included in prepaid expenses and other assets was $175.9 million and $111.9 million at May 31, 1998 and 1997, respectively, relating to prepaid advertising and promotion expenses.

CASH AND EQUIVALENTS:

     Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

INVENTORY VALUATION:

     Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for substantially all U.S. inventories. Non-U.S. inventories are valued on a first-in, first-out (FIFO) basis.

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION:

     Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements and principally on a declining balance basis for machinery and equipment, based upon estimated useful lives ranging from two to forty years.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL:

     At May 31, 1998 and 1997, the Company had patents, trademarks and other identifiable intangible assets with a value of $220.7 million and $219.2 million, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $321.0 million and $326.3 million at May 31, 1998 and 1997, respectively.

     Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $105.9 million and $81.2 million at May 31, 1998 and 1997, respectively. Amortization expense, which is included in other income/expense, was $19.8 million, $19.8 million and $21.8 million for the years ended May 31, 1998, 1997 and 1996, respectively.

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
Intangible assets are periodically reviewed by the Company for impairments where the fair value is less than the carrying value.

OTHER LIABILITIES:

     Other liabilities include amounts with settlement dates beyond one year, and are primarily composed of long-term deferred endorsement payments of $9.5 million and $15.8 million at May 31, 1998 and 1997, respectively. Deferred payments to endorsers relate to amounts due beyond contract termination, which are discounted at various interest rates and accrued over the contract period.

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

DERIVATIVES:

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any gains are included in prepaid expenses or accrued liabilities and are recognized in earnings when the transaction being hedged is recognized. Gains and losses arising from foreign currency forward and option contracts, and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Occasionally, hedges may cease to be effective or may be terminated prior to recognition of the underlying transaction. Gains and losses on these hedges are deferred and included in the basis of the underlying transaction. Hedges are terminated if the underlying transaction is no longer expected to occur and the related gains and losses are recognized in earnings. Cash flows from risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity. See Note 15 for further discussion.

INCOME TAXES:

     Income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company intends to determine annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations.

     The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 6 for further discussion.

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
EARNINGS PER SHARE:

     Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options.

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

RECLASSIFICATIONS:

     Certain prior year amounts have been reclassified to conform to fiscal 1998 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2--INVENTORIES:

     Inventories by major classification are as follows:

                                                                  MAY 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
                                                               (IN MILLIONS)
Finished goods............................................  $1,303.8   $1,248.4
Work-in-progress..........................................      34.7       50.2
Raw materials.............................................      58.1       40.0
                                                            --------   --------
                                                            $1,396.6   $1,338.6
                                                            ========   ========

     The excess of replacement cost over LIFO cost was $21.9 million and $20.7 million at May 31, 1998 and May 31, 1997 respectively.

                                   NIKE, INC.

NOTE 3--PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment includes the following:

                                                                MAY 31,
                                                          --------------------
                                                            1998        1997
                                                          --------    --------
                                                             (IN MILLIONS)
Land....................................................  $   93.0    $   90.8
Buildings...............................................     337.3       241.1
Machinery and equipment.................................     887.4       735.7
Leasehold improvements..................................     253.7       206.6
Construction in process.................................     248.2       151.6
                                                          --------    --------
                                                           1,819.6     1,425.8
Less Accumulated Depreciation...........................     666.5       503.4
                                                          --------    --------
                                                          $1,153.1    $  922.4
                                                          ========    ========

     Capitalized interest expense was $6.5 million, $2.8 million and $0.9 million for the fiscal years ended May 31, 1998, 1997 and 1996 respectively.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES:

     Notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

                                                                        MAY 31,
                                            ----------------------------------------------------------------
                                                         1998                              1997
                                            ------------------------------    ------------------------------
                                             BORROWINGS      INTEREST RATE     BORROWINGS      INTEREST RATE
                                            -------------    -------------    -------------    -------------
                                                 (IN                               (IN
                                              MILLIONS)                         MILLIONS)
Banks:
  Non-U.S. Operations.....................     $368.4            6.47%           $553.2            4.08%
  U.S. Operations.........................      111.8            5.64%               --              --
                                               ======                            ======
                                               $480.2                            $553.2
                                               ======                            ======
NIAC......................................     $280.1            5.99%           $414.1            6.14%
                                               ======                            ======

     The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing non-U.S. operations. U.S. operations were funded principally with commercial paper. Certain of these loans can be secured by accounts receivable and inventory.

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

     At May 31, 1998 and 1997, the Company had no outstanding borrowings under its $500 million unsecured multiple option facility with eleven banks, which matures on October 31, 2002, and on May 31, 1998 the Company had no outstanding borrowings under its $250 million unsecured multiple option facility with ten banks, which matures on May 20, 1999. These agreements contain optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on both the $500 million and the $250 million agreements, is determined by the borrowing option and, under the committed revolving loan facility, is either the LIBOR rate plus .19% or the higher of the Fed Funds rate plus

                                   NIKE, INC.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES: (CONTINUED)
 .50% or the Prime Rate. The $500 million and the $250 million agreements provide for annual fees of .07%, and .045% respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 1998.

     Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service. At May 31, 1998 there was $91.6 million outstanding and at May 31, 1997 there were no amounts outstanding under these arrangements.

NOTE 5--LONG-TERM DEBT:

     Long-term debt includes the following:

                                                                 MAY 31,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
                                                              (IN MILLIONS)
6.375% Medium terms notes, payable December 1, 2003........  $199.3    $199.2
4.30% Japanese yen notes, payable June 26, 2011............    77.1      92.4
6.51% Medium term notes, payable June 16, 2000.............    50.0        --
6.69% Medium term notes, payable June 17, 2002.............    50.0        --
Other......................................................     4.6       6.6
                                                             ------    ------
          Total............................................   381.0     298.2
Less current maturities....................................     1.6       2.2
                                                             ------    ------
                                                             $379.4    $296.0
                                                             ======    ======

     In December of 1996, the Company filed a $500 million shelf registration with the Securities and Exchange Commission and issued $200 million seven-year notes, maturing December 1, 2003. In June of 1997, the Company issued an additional $100 million medium-term notes under this program with maturities of June 16, 2000 and June 17, 2002. Interest on these notes is paid semi-annually. The proceeds were subsequently exchanged for Dutch Guilders and loaned to a European subsidiary. The Company entered into swap transactions to hedge the foreign currency exposure related to the repayment of the intercompany loan.

     In June of 1996, the Company's Japanese subsidiary borrowed 10.5 billion yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

     The Company's long-term debt ratings are A+ by Standard and Poor's Corporation and A1 by Moody's Investor Service. Amounts of long-term maturities in each of the five fiscal years 1999 through 2003, respectively, are $1.6 million, $1.0 million, $51.0 million, $0.4 million and $50.1 million.

                                   NIKE, INC.

NOTE 6--INCOME TAXES:

     Income before incoming taxes and the provision for income taxes are as follows:

                                                      YEAR ENDED MAY 31,
                                                 -----------------------------
                                                  1998        1997       1996
                                                 -------    --------    ------
                                                         (IN MILLIONS)
Income before income taxes:
  United States................................  $ 648.2    $1,008.0    $644.8
  Foreign......................................      4.8       287.2     254.3
                                                 -------    --------    ------
                                                 $ 653.0    $1,295.2    $899.1
                                                 =======    ========    ======
Provision for income taxes:
Current:
  United States
     Federal...................................  $ 258.4    $  359.4    $247.5
     State.....................................     43.1        74.7      42.6
  Foreign......................................     69.4       112.7     127.4
                                                 -------    --------    ------
                                                   370.9       546.8     417.5
                                                 -------    --------    ------
Deferred:
  United States
     Federal...................................    (40.2)      (21.1)    (33.0)
     State.....................................     (8.8)       (5.1)     (7.7)
  Foreign......................................    (68.5)      (21.2)    (30.9)
                                                 -------    --------    ------
                                                  (117.5)      (47.4)    (71.6)
                                                 -------    --------    ------
                                                 $ 253.4    $  499.4    $345.9
                                                 =======    ========    ======

     A benefit has been recognized for foreign loss carryforwards of $277.6 million at May 31, 1998. The foreign loss carryforwards of $105.7 million expires in 2003 and $20.3 million expires in 2005. The remaining $151.6 million of foreign loss carryforwards do not expire. As of May 31, 1998, the Company has utilized all foreign tax credits.

                                   NIKE, INC.

NOTE 6--INCOME TAXES: (CONTINUED)
     Deferred tax liabilities (assets) are comprised of the following:

                                                                MAY 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
                                                             (IN MILLIONS)
Undistributed earnings of foreign subsidiaries...........  $   2.1    $   3.0
Other....................................................     12.3       13.0
                                                           -------    -------
  Gross deferred tax liabilities.........................     14.4       16.0
                                                           -------    -------
Allowance for doubtful accounts..........................    (18.8)     (16.1)
Inventory reserves.......................................    (41.5)     (30.3)
Deferred compensation....................................    (30.8)     (26.6)
Reserves and accrued liabilities.........................    (68.1)     (50.7)
Tax basis inventory adjustment...........................    (19.5)     (19.3)
Depreciation.............................................    (17.3)      (8.4)
Foreign loss carry forwards..............................    (89.6)     (32.1)
Other....................................................    (19.9)      (9.6)
                                                           -------    -------
  Gross deferred tax assets..............................   (305.5)    (193.1)
                                                           -------    -------
Net deferred tax assets..................................  $(291.1)   $(177.1)
                                                           =======    =======

     A reconcilation form the U.S. statutory income tax rate to the effective income tax rate follows:

                                                          YEAR ENDED MAY 31,
                                                         --------------------
                                                         1998    1997    1996
                                                         ----    ----    ----
U.S. Federal statutory rate............................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   3.4     3.5     2.6
  Other, net...........................................    .4      .1      .9
                                                         ----    ----    ----
Effective income tax rate..............................  38.8%   38.6%   38.5%
                                                         ====    ====    ====

NOTE 7--REDEEMABLE PREFERRED STOCK:

     NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $0.3 million. A cumulative dividend of $.10 per share is payable annually on May 31 and no dividends may be declared or paid on the Common Stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 1998. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NOTE 8--COMMON STOCK:

     The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110.0 million and 350.0 million, respectively. In 1997 the Company announced a two-for-one stock split which was effected in the form of a 100% stock dividend on outstanding Class A and Class B Common Stock, paid October 23, 1996. In fiscal year 1996, a similar two-for-one stock split was announced, paid October 30, 1995. Each share of Class A Common Stock is convertible into one share of Class B

                                   NIKE, INC.

NOTE 8--COMMON STOCK: (CONTINUED)
Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

     The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 13.4 million shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

     In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 25.0 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses, and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock appreciation rights, and the purchase price of restricted stock, may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 1998, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

     In addition to the option plans discussed above, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 1998, 8.0 million options with exercise prices ranging from $0.417 per share to $53.625 per share had been granted. The aggregate compensation expenses related to these agreements is $21.1 million and is being amortized over vesting periods from October 1980 through December 2001. The outstanding agreements expire from December 1998 through December 2009.

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

     The Company has elected not to adopt the fair value method; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes, the value of options granted during fiscal years 1998, 1997 and 1996 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1998, 1997 and 1996 were a dividend yield of 1%, expected volatility of the market price of the Company's common stock of 32% for 1998 and 30% for 1997 and 1996, a weighted-average expected life of the options of approximately five years and interest rates of 4.38% and 4.28% for fiscal 1998, 6.42% and 6.56% for fiscal 1997 and 5.92% and 5.97% for fiscal 1996. These interest rates are reflective of option grant dates made throughout the year.

     Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 1998, 1997 and 1996, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $31.9 million, $29.1 million and $18.2 million respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in 1998, 1997 and 1996 are $18.54, $17.39 and $7.15, respectively.

                                   NIKE, INC.

NOTE 8--COMMON STOCK: (CONTINUED)
     If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's net income and pro forma net income and net income per share and pro forma net income per share would have been reported as follows:

                                 1998                       1997                       1996
                       ------------------------   ------------------------   ------------------------
                        NET     DILUTED   BASIC    NET     DILUTED   BASIC    NET     DILUTED   BASIC
                       INCOME     EPS      EPS    INCOME     EPS      EPS    INCOME     EPS      EPS
                       ------   -------   -----   ------   -------   -----   ------   -------   -----
                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
As reported..........  $399.6    $1.35    $1.38   $795.8    $2.68    $2.76   $553.2    $1.88    $1.93
Pro Forma............   388.7     1.32     1.35    788.7     2.66     2.73    550.4     1.87     1.92

     The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

     The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

                                                                    WEIGHTED AVERAGE
                                                       SHARES         OPTION PRICE
                                                   --------------   ----------------
                                                   (IN THOUSANDS)
Options outstanding May 31, 1995.................      11,916            $10.87
  Exercised......................................      (2,281)             7.90
  Surrendered....................................         (66)            17.07
  Granted........................................       2,690             21.25
                                                      -------
Options outstanding May 31, 1996.................      12,259             13.67
  Exercised......................................      (2,012)            11.28
  Surrendered....................................         (55)            23.50
  Granted........................................       1,692             48.93
                                                      -------
Options outstanding May 31, 1997.................      11,884             19.05
  Exercised......................................      (2,132)            11.28
  Surrendered....................................         (91)            23.50
  Granted........................................       1,960             55.83
                                                      -------
Options outstanding May 31, 1998.................      11,621             26.30
                                                      =======
Options exercisable at May 31,
  1996...........................................       4,225              8.35
  1997...........................................       5,219             11.33
  1998...........................................       6,826             15.98

                                   NIKE, INC.

NOTE 8--COMMON STOCK: (CONTINUED)
     The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options at May 31, 1998:

                       NUMBER OF                         WEIGHTED AVERAGE     NUMBER OF
                        OPTIONS       WEIGHTED AVERAGE   CONTRACTUAL LIFE      OPTIONS       WEIGHTED AVERAGE
  EXERCISE PRICE      OUTSTANDING      EXERCISE PRICE       REMAINING        EXERCISABLE      EXERCISE PRICE
  --------------     --------------   ----------------   ----------------   --------------   ----------------
                     (IN THOUSANDS)                          (YEARS)        (IN THOUSANDS)
$3.125 - $13.6250...     3,408             $10.05              3.19             3,400             $10.04
13.9375 - 14.9375..      2,314              14.61              5.39             1,851              14.53
17.5625 - 48.1880..      2,693              24.63              7.24             1,135              23.24
48.2500 - 74.8750..      3,206              53.65              8.54               441              49.07

NOTE 9--EARNINGS PER SHARE:

     SFAS 128, "Earnings per Share" replaces primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements, the dilutive effect of stock options is excluded from the calculation of basic earnings per share. Diluted earnings per share is calculated similarly to fully diluted earnings per share as required under APB 15. SFAS 128 became effective for the Company's fiscal 1998 financial statements. All prior period earnings per share data presented have been restated to conform to the provisions of this statement.

     The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                                  MAY 31,
                                                          ------------------------
                                                           1998     1997     1996
                                                          ------   ------   ------
                                                          (IN MILLIONS, EXCEPT PER
                                                                SHARE DATA)
Determination of shares:
  Average common shares outstanding.....................  288.7    288.4    286.6
  Assumed conversion of stock options...................    6.3      8.6      7.0
                                                          -----    -----    -----
Diluted average common shares outstanding...............  295.0    297.0    293.6
                                                          =====    =====    =====
Basic earnings per common share.........................  $1.38    $2.76    $1.93
Diluted earnings per common share.......................  $1.35    $2.68    $1.88

NOTE 10--BENEFIT PLANS:

     The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $11.2 million, $18.5 million and $15.5 million to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 1998, 1997 and 1996, respectively.

     The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with Common Stock, vesting that portion over 5 years. Company contributions to the savings plan were $8.1 million, $6.3 million and $4.7 million for the years ended May 31, 1998, 1997 and 1996 respectively.

                                   NIKE, INC.

NOTE 11--OTHER INCOME/EXPENSE, NET:

     Included in other income/expense for the years ended May 31, 1998, 1997 and 1996, is interest income of $16.5 million, $20.1 million and $16.1 million, respectively. The Company's subsidiary, Bauer Inc, recognized a one-time restructuring charge in fiscal year 1997 of $18.1 million for a plan which entails, among other things, moving certain products to offshore production and closing certain facilities.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

     The Company leases space for its offices, warehouses and retail stores under leases expiring from one to nineteen years after May 31, 1998. Rent expense aggregated $129.6 million, $84.1 million and $52.5 million for the years ended May 31, 1998, 1997 and 1996, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 1999 through 2003 are $92.7 million, $89.6 million, $79.5 million, $72.9 million, $60.2 million, respectively, and $326.8 million in later years.

     Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

NOTE 13--RESTRUCTURING CHARGE:

     During the fourth quarter of fiscal 1998 the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) primarily relate to: 1) the elimination of job responsibilities company-wide, resulting in costs incurred to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of the Company's Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in one-time termination fees; and 5) the decision to exit certain manufacturing operations of the Bauer subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use and the estimated loss on divestiture of certain manufacturing plants.

     The Company expects the plans associated with these costs to be substantially completed during the first half of fiscal 1999, with many of the costs associated with the reduction in workforce being incurred and paid in the fourth quarter of fiscal year 1998. Assets that are no longer in use have been sold or are held for sale at May 31, 1998 and were written down to their estimated fair values less costs of sale.

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 984 having left the Company as of May 31, 1998. The remaining employees will leave the Company during fiscal 1999.

                                   NIKE, INC.

NOTE 13--RESTRUCTURING CHARGE: (CONTINUED)
     Details of the restructuring charge are as follows:

                                                       CASH/       RESTRUCTURING                   RESERVE BALANCE
                   DESCRIPTION                       NON-CASH         CHARGE         ACTIVITY        AT 5/31/98
                   -----------                     -------------   -------------   -------------   ---------------
                                                                            (IN MILLIONS)
Elimination of Job Responsibilities
  Company-Wide...................................                     $ (49.8)         $18.8           $(31.0)
  Severance packages.............................           cash        (29.1)           9.0            (20.1)
  Lease cancellations & commitments..............           cash        (10.8)           0.2            (10.6)
  Write-down of assets...........................       non-cash         (9.6)           9.6               --
  Other..........................................           cash         (0.3)            --             (0.3)
------------------------------------------------------------------------------------------------------------------
Downsizing the Asia Pacific Headquarters in Hong
  Kong...........................................                       (13.1)           5.4             (7.7)
  Severance packages.............................           cash         (4.6)           2.3             (2.3)
  Lease cancellations & commitments..............           cash         (5.5)           0.1             (5.4)
  Write-down of assets...........................       non-cash         (3.0)           3.0               --
------------------------------------------------------------------------------------------------------------------
Downsizing the Japan Distribution Center.........                       (31.6)          25.4             (6.2)
  Write-off of assets............................       non-cash        (12.5)          12.5               --
  Software development costs.....................  cash/non-cash        (19.1)          12.9             (6.2)
------------------------------------------------------------------------------------------------------------------
Cancellation of Endorsement Contracts............           cash         (5.6)           0.6             (5.0)
------------------------------------------------------------------------------------------------------------------
Exiting Certain Manufacturing Operations at
  Bauer..........................................                       (22.7)          19.9             (2.8)
  Write-down of assets...........................       non-cash        (14.7)          14.7               --
  Divestiture of manufacturing facilities........       non-cash         (5.2)           5.2               --
  Lease cancellations & commitments..............           cash         (1.6)            --             (1.6)
  Severance packages.............................           cash         (1.2)            --             (1.2)
------------------------------------------------------------------------------------------------------------------
Other............................................                        (7.1)           2.4             (4.7)
  Cash...........................................           cash         (0.6)            --             (0.6)
  Non-cash.......................................       non-cash         (6.5)           2.4             (4.1)
------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation...........                          --            1.8              1.8
------------------------------------------------------------------------------------------------------------------
Total............................................                     $(129.9)         $74.3           $(55.6)
------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet due to the short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including current portion, is approximately $384.4 million, compared to a carrying value of $381.0 million at May 31, 1998 and $295.9 million, compared to a carrying value of $298.2 million at May 31, 1997. See Note 15 for fair value of derivatives.

NOTE 15--FINANCIAL RISK MANAGEMENT AND DERIVATIVES:

     The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany borrowings. The Company does not hold or issue financial instruments for trading purposes. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively

                                   NIKE, INC.

NOTE 15--FINANCIAL RISK MANAGEMENT AND DERIVATIVES: (CONTINUED) employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

     The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollars. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and recognized in earnings when the underlying transaction is recognized. Deferred option premiums paid, net of realized gains, were $21.7 million and $14.5 million at May 31, 1998 and 1997, respectively. Gains and losses related to hedges of firmly committed transactions and the related receivables and payables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the underlying transaction. Net realized and unrealized gains on forward contracts deferred at May 31, 1998 and 1997 were $12.0 million and $28.0 million, respectively.

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

     The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 1998 and 1997.

                                                                  MAY 31,
                                     ------------------------------------------------------------------
                                                  1998                               1997
                                     -------------------------------    -------------------------------
                                     NOTIONAL                           NOTIONAL
                                     PRINCIPAL    CARRYING     FAIR     PRINCIPAL    CARRYING     FAIR
                                      AMOUNTS      VALUES     VALUES     AMOUNTS      VALUES     VALUES
                                     ---------    --------    ------    ---------    --------    ------
                                                               (IN MILLIONS)
Currency Swaps.....................  $  300.0      $30.8      $30.3     $  200.0      $19.4      $13.7
Forward Contracts..................   2,453.1        3.0       62.3      2,328.5       14.8       47.4
Purchased Options..................     232.4        7.7        1.9        413.7        9.7        9.4
                                     --------      -----      -----     --------      -----      -----
Total..............................  $2,985.5      $41.5      $94.5     $2,942.2      $43.9      $70.5
                                     ========      =====      =====     ========      =====      =====

     At May 31, 1998 and May 31, 1997, the Company had no contracts outstanding with maturities beyond one year except the currency swaps which have maturity dates consistent with the maturity dates of the related debt. All realized gains/losses deferred at May 31, 1998 will be recognized within one year.

     The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are all AAA rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at May 31, 1998 and 1997. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to

                                   NIKE, INC.

NOTE 15--FINANCIAL RISK MANAGEMENT AND DERIVATIVES: (CONTINUED)
Senior Management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 16--INDUSTRY SEGMENT AND OPERATIONS BY GEOGRAPHIC AREAS:

     The Company operates predominantly in one industry segment: the design, production, marketing and selling of sports and fitness footwear, apparel, equipment and accessories. During 1998, 1997 and 1996, sales to one major customer amounted to approximately 11%, 12% and 12% of total sales, respectively. The geographic distribution of the Company's revenues, operating income and identifiable assets, are summarized in the following table. Inter-geographic revenues, which are recorded at a negotiated mark-up and eliminated in consolidation, are not material.

                                                                     YEAR ENDED MAY 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
                                                                       (IN MILLIONS)
Revenues from unrelated entities:
     United States..........................................  $5,452.5    $5,529.1    $3,964.7
     Europe.................................................   2,143.7     1,833.7     1,334.3
     Asia/Pacific...........................................   1,255.7     1,245.2       735.1
     Latin America/Canada and other.........................     701.2       578.5       436.5
                                                              --------    --------    --------
                                                              $9,553.1    $9,186.5    $6,470.6
                                                              ========    ========    ========
Operating income:
     United States..........................................  $  598.3    $  969.0    $  697.1
     Europe.................................................     185.6       170.6       145.7
     Asia/Pacific...........................................     (34.6)      175.0       123.6
     Latin America/Canada and other.........................     140.5        71.3        55.9
     Less corporate, interest and other income (expense) and
       eliminations.........................................    (236.8)      (90.7)     (123.2)
                                                              --------    --------    --------
                                                              $  653.0    $1,295.2    $  899.1
                                                              ========    ========    ========
Assets:
     United States..........................................  $3,115.2    $2,994.0    $2,372.0
     Europe.................................................   1,409.4     1,272.9       941.5
     Asia/Pacific...........................................     480.7       665.8       386.5
     Latin America/Canada and other.........................     372.7       328.7       188.8
                                                              --------    --------    --------
     Total identifiable assets..............................   5,378.0     5,261.4     3,888.8
     Corporate cash and eliminations........................      19.4        99.8        62.8
                                                              --------    --------    --------
          Total assets......................................  $5,397.4    $5,361.2    $3,951.6
                                                              ========    ========    ========

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company has filed with the Securities and Exchange Commission its definitive proxy statement dated August 13, 1998 for the annual meeting of shareholders to be held on September 23, 1998. The information required by this Item with respect to the Company's directors is incorporated herein by reference from pages 2 through 5, and page 10 of such proxy statement. Information called for by this Item with respect to the Company's executive officers is set forth under "Executive Officers of the Registrant" in Item 1 of this Report.

     The information required by Items 11-13 of Part III is incorporated herein by reference from the indicated pages of the Company's definitive Proxy Statement dated August 13, 1998 for its 1998 annual meeting of shareholders.

                                                                          PROXY
                                                                        STATEMENT
                                                                        PAGE NO.
                                                                        ---------
ITEM 11.  EXECUTIVE COMPENSATION......................................  7, 11-19
          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
ITEM 12.  MANAGEMENT..................................................      8-10
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     19-21

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                  FORM 10-K
                                                                  PAGE NO.
                                                                  ---------
    1. FINANCIAL STATEMENTS:
    Report of Independent Accountants...........................      22
    Consolidated Statement of Income for each of the three years
    ended May 31, 1998..........................................      23
    Consolidated Balance Sheet at May 31, 1998 and 1997.........      24
    Consolidated Statement of Cash Flows for each of the three
    years ended May 31, 1998....................................      25
    Consolidated Statement of Shareholders' Equity for each of
      the three years ended May 31, 1998........................      26
    Notes to Consolidated Financial Statements..................      27
    2. FINANCIAL STATEMENT SCHEDULES:
    VIII--Valuation and Qualifying Accounts.....................     F-1
    IX--Short-Term Borrowings...................................     F-2

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS:

     3.1  Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended August
            31, 1995).
     3.2  Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form
            10-Q for the fiscal quarter ended August 31, 1995).
     4.1  Restated Articles of Incorporation, as amended (see Exhibit
            3.1).
     4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).
     4.3  Form of Indenture between the Company and The First National
            Bank of Chicago, as Trustee (incorporated by reference
            from Exhibit 4.01 to Amendment No. 1 to Registration
            Statement No. 333-15953 filed by the Company on November
            26, 1996).
    10.1  Credit Agreement dated as of September 15, 1995 among NIKE,
            Inc., Bank of America National Trust & Savings
            Association, individually and as Agent, and the other
            banks party thereto (incorporated by reference from the
            Company's Quarterly Report on Form 10-Q for the fiscal
            quarter ended August 31, 1995).
    10.2  Form of non-employee director Stock Option Agreement
            (incorporated by reference from Exhibit 10.3 to the
            Company's Annual Report on Form 10-K for the fiscal year
            ended May 31, 1993).*
    10.3  Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by
            reference from the Company's definitive proxy statement
            filed in connection with its annual meeting of
            shareholders held on September 21, 1987).
    10.4  NIKE, Inc. Restated Employee Incentive Compensation Plan
            (incorporated by reference from Registration Statement No.
            33-29262 on Form S-8 filed by the Company on June 16,
            1989).*
    10.5  NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement
            filed in connection with its annual meeting of
            shareholders held on September 22, 1997).*
    10.6  NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of
            shareholders held on September 18, 1995).*
    10.7  NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement
            filed in connection with its annual meeting of
            shareholders held on September 22, 1997).*
    10.8  Collateral Assignment Split-Dollar Agreement between NIKE,
            Inc. and Philip H. Knight dated March 10, 1994
            (incorporated by reference from Exhibit 10.7 to the
            Company's Annual Report on Form 10-K for he fiscal year
            ended May 31, 1994).*
    12.1  Computation of Ratio of Earnings to Fixed Charges.
    21    Subsidiaries of the Registrant.
    23    Consent of Price Waterhouse, independent certified public
            accountants (set forth on page F-3 of this Annual Report
            on Form 10-K).

---------------
*   Management contract or compensatory plan or arrangement.

     Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, the Company will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents the Company's reasonable expenses in furnishing such Exhibits.

     (B) The following reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998:

April 24, 1998  Item 5. (Other Events)    Earnings release regarding results of third
                                          quarter of fiscal 1998 and restructuring
                                          charge.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                               BALANCE AT
                                               BEGINNING    CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                                   OF       COSTS AND      OTHER        NET OF       END OF
                 DESCRIPTION                     PERIOD      EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
                 -----------                   ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED MAY 31, 1996:
Allowance for doubtful accounts..............    $32.7        $20.5        $ (1.1)      $ (8.7)      $43.4
Other assets.................................      0.0                                                 0.0
                                                 -----        -----        ------       ------       -----
                                                 $32.7        $20.5        $ (1.1)      $ (8.7)      $43.4
                                                 =====        =====        ======       ======       =====
FOR THE YEAR ENDED MAY 31, 1997:
Allowance for doubtful accounts..............    $43.4        $25.5        $  1.7       $(13.4)      $57.2
Other assets.................................      0.0                                                 0.0
                                                 -----        -----        ------       ------       -----
                                                 $43.4        $25.5        $  1.7       $(13.4)      $57.2
                                                 =====        =====        ======       ======       =====
FOR THE YEAR ENDED MAY 31, 1998:
Allowance for doubtful accounts..............    $57.2        $39.8        $ (7.0)      $(18.6)      $71.4
Other assets.................................      0.0                                                 0.0
                                                 -----        -----        ------       ------       -----
                                                 $57.2        $39.8        $ (7.0)      $(18.6)      $71.4
                                                 =====        =====        ======       ======       =====

                                  SCHEDULE IX

                                   NIKE, INC.

                            SHORT-TERM BORROWINGS(1)
                                 (IN MILLIONS)

                                                                                                  WEIGHTED
                                                                                                   AVERAGE
                                                                        MAXIMUM       AVERAGE     INTEREST
                                                           WEIGHTED     AMOUNT        AMOUNT        RATE
                                                BALANCE    AVERAGE    OUTSTANDING   OUTSTANDING    DURING
                                               AT END OF   INTEREST   DURING THE    DURING THE       THE
                                                PERIOD       RATE      PERIOD(2)     PERIOD(3)    PERIOD(3)
                                               ---------   --------   -----------   -----------   ---------
FOR THE YEAR ENDED MAY 31, 1996:
Notes payable to banks:
  U.S. Operations............................  $     --        --%     $  138.5      $   64.6       6.36%
  Non-U.S. Operations........................     445.1      4.38         481.3         356.8       3.86
                                               --------                --------      --------
                                               $  445.1                $  619.8      $  421.4
                                               ========                ========      ========
Interest bearing accounts payable to
  NIAC(4)....................................  $  237.4      5.80%     $  237.4      $  186.2       6.00%
                                               ========                ========      ========
FOR THE YEAR ENDED MAY 31, 1997:
Notes payable to banks:
  U.S. Operations............................  $     --        --%     $  158.2      $   45.6       5.38%
  Non-U.S. Operations........................     553.2      4.08         553.2         436.6       3.61
                                               --------                --------      --------
                                               $  553.2                $  711.4      $  482.2
                                               ========                ========      ========
Interest bearing accounts payable to NIAC....  $  414.1      6.14%     $  414.1      $  294.9       5.93%
                                               ========                ========      ========
FOR THE YEAR ENDED MAY 31, 1998:
Notes payable to banks:
  U.S. Operations............................  $  111.8      5.64%     $  328.5      $   82.9       6.32%
  Non-U.S. Operations........................     368.4      6.47         574.7         364.5       6.19
                                               --------                --------      --------
                                               $  480.2                $  903.2      $  447.4
                                               ========                ========      ========
Interest bearing accounts payable to NIAC....  $  280.1      5.99%     $  353.9      $  285.4       6.05%
                                               ========                ========      ========

---------------
Notes:

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

(4) NIAC refers to Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a Japanese trading company.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the documents listed below, of our report dated June 30, 1998, which appears on Page 22 of this Annual Report on Form 10-K:

     1. Prospectus constituting part of the NIKE, Inc. Registration Statement on Form S-8
       No. 2-81419);

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

PricewaterhouseCoopers LLP

Portland, Oregon
August 26, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                NIKE, INC.

Date: August 26, 1998                           By:  /s/ PHILIP H. KNIGHT
                                                  ------------------------------
                                                        PHILIP H. KNIGHT,
                                                    CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                         SIGNATURE                                   TITLE                   DATE
                         ---------                                   -----                   ----

         PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                    /s/ PHILIP H. KNIGHT                    Chairman of the Board       August 26, 1998
  --------------------------------------------------------    and Chief Executive
                      PHILIP H. KNIGHT                        Officer

        PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                    /s/ ROBERT E. HAROLD                    Interim Chief Financial     August 26, 1998
  --------------------------------------------------------    Officer
                      ROBERT E. HAROLD

                         DIRECTORS:

                  /s/ WILLIAM J. BOWERMAN                   Director                    August 26, 1998
  --------------------------------------------------------
                    WILLIAM J. BOWERMAN

                    /s/ THOMAS E. CLARKE                    Director                    August 26, 1998
  --------------------------------------------------------
                      THOMAS E. CLARKE

                     /s/ JILL K. CONWAY                     Director                    August 26, 1998
  --------------------------------------------------------
                       JILL K. CONWAY

                   /s/ RALPH D. DENUNZIO                    Director                    August 26, 1998
  --------------------------------------------------------
                     RALPH D. DENUNZIO

                         SIGNATURE                                   TITLE                   DATE
                         ---------                                   -----                   ----
                   /s/ RICHARD K. DONAHUE                   Director                    August 26, 1998
  --------------------------------------------------------
                     RICHARD K. DONAHUE

                    /s/ DELBERT J. HAYES                    Director                    August 26, 1998
  --------------------------------------------------------
                      DELBERT J. HAYES

                   /s/ DOUGLAS G. HOUSER                    Director                    August 26, 1998
  --------------------------------------------------------
                     DOUGLAS G. HOUSER

                     /s/ JOHN E. JAQUA                      Director                    August 26, 1998
  --------------------------------------------------------
                       JOHN E. JAQUA

                     /s/ KENICHI OHMAE                      Director                    August 26, 1998
  --------------------------------------------------------
                       KENICHI OHMAE

                  /s/ CHARLES W. ROBINSON                   Director                    August 26, 1998
  --------------------------------------------------------
                    CHARLES W. ROBINSON

                   /s/ A. MICHAEL SPENCE                    Director                    August 26, 1998
  --------------------------------------------------------
                     A. MICHAEL SPENCE

                 /s/ JOHN R. THOMPSON, JR.                  Director                    August 26, 1998
  --------------------------------------------------------
                   JOHN R. THOMPSON, JR.

                                                                    EXHIBIT 12.1

                                   NIKE, INC.

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                                                  YEAR ENDED MAY 31,
                                                              ---------------------------
                                                               1998      1997       1996
                                                              ------   --------    ------
                                                                     (IN MILLIONS)
Net income..................................................  $399.6   $  795.8    $553.2
Income taxes................................................   253.4      499.4     345.9
                                                              ------   --------    ------
  Income before income taxes................................   653.0    1,295.2     899.1
                                                              ------   --------    ------
Add fixed charges
  Interest expense(A).......................................    66.5       55.1      40.4
  Interest component of leases(B)...........................    43.2       28.0      17.5
                                                              ------   --------    ------
     Total fixed charges....................................   109.7       83.1      57.9
                                                              ------   --------    ------
Earnings before income taxes and fixed charges(C)...........  $756.2   $1,375.5    $956.1
                                                              ======   ========    ======
Ratio of earnings to total fixed charges....................    6.89      16.55     16.51
                                                              ======   ========    ======

---------------
(A) Interest expense includes interest both expensed and capitalized.

(B) Interest component of leases includes one-third of rental expense, which approximates the interest component of operating leases.

(C) Earnings before income taxes and fixed charges is exclusive of capitalized interest.

                                                                      EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT.

     NIKE, Inc. has 36 wholly-owned subsidiaries, 6 of which operate in the United States, and 30 of which operate in foreign countries. All of the subsidiaries, except for NIKE IHM, Inc., carry on the same line of business, namely the design, marketing, distribution and sale of athletic and leisure footwear, apparel, accessories, and related equipment. NIKE IHM, Inc., a Missouri corporation, manufactures and sells various types of plastics.