Form 10-Q
period 1998-08-31
NIKE INC
filed 1998-10-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended August 31, 1998 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 1998 were:
                                  _________________

                    Class A         101,387,108

                    Class B         184,930,119
                                    -----------
                                    286,317,227
                                    ===========





PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Aug. 31,      May 31,
                                                         1998         1998
                                                       ________      _______
                                                           (in millions)

ASSETS

Current assets:
     Cash and equivalents                              $  167.8     $  108.6
     Accounts receivable                                1,755.0      1,674.4
     Inventories (Note 4)                               1,160.1      1,396.6
     Deferred income taxes                                158.2        156.8
     Prepaid expenses                                     168.0        196.2
                                                       ________     ________

     Total current assets                               3,409.1      3,532.6

Property, plant and equipment                           1,879.3      1,819.6
     Less accumulated depreciation                        702.1        666.5
                                                       ________     ________

                                                        1,177.2      1,153.1

Identifiable intangible assets and goodwill               436.5        435.8
Deferred income taxes and other assets                    281.8        275.9
                                                       ________     ________

                                                       $5,304.6     $5,397.4
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $    1.3     $    1.6
     Notes payable                                        348.3        480.2
     Accounts payable                                     432.5        584.6
     Accrued liabilities                                  638.5        608.5
     Income taxes payable                                 112.3         28.9
                                                       ________     ________

          Total current liabilities                     1,532.9      1,703.8
Long-term debt                                            375.7        379.4
Deferred income taxes and other liabilities                46.6         52.3
Commitments and contingencies (Note 6)                       --           --
Redeemable Preferred Stock                                  0.3          0.3
Shareholders' equity:
     Common Stock at stated value (Note 3):
          Class A convertible-101.4 and
            101.5 shares outstanding                        0.2          0.2
          Class B-184.9 and 185.5 shares
               outstanding                                  2.7          2.7
     Capital in excess of stated value                    267.7        262.5
     Accumulated other comprehensive income               (52.3)       (47.2)
     Retained earnings                                  3,130.8      3,043.4
                                                       ________     ________

                                                        3,349.1      3,261.6
                                                       ________     ________

                                                       $5,304.6     $5,397.4
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.


                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended
                                           August 31,
                                      __________________

                                         1998       1997
                                         ____       ____

                              (in millions, except per share data)

Revenues                               $2,504.8    $2,766.1
                                       ________    ________

Costs and expenses:
     Cost of sales                      1,562.6     1,665.5
     Selling and administrative           652.6       658.9
     Interest                              14.2        16.9
     Other expense (income)                 4.6        13.2
                                       ________    ________

                                        2,234.0     2,354.5
                                       ________    ________

Income before income taxes                270.8       411.6

Income taxes                              107.0       158.5
                                       ________    ________

Net income                             $  163.8    $  253.1
                                       ========    ========

Basic earnings per common share(Note 3)$   0.57    $   0.87
                                       ========    ========
Diluted earnings per common share
(Note 3)                               $   0.56    $   0.85
                                       ========    ========
Dividends declared per common share    $   0.12    $   0.10
                                       ========    ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                      NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                          _________________

                                                          1998         1997
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $163.8       $253.1
Income charges (credits) not
          affecting cash:
          Depreciation                                     57.2         43.8
          Deferred income taxes                            (1.7)         3.9
          Amortization and other                           (0.6)         4.6
          Changes in other working capital
            components                                    150.2       (168.0)
                                                         _______      _______

          Cash provided by operations                     368.9        137.4
                                                         _______      _______
Cash (used) provided by investing activities:
          Additions to property, plant and
            equipment                                     (85.6)      (108.7)
          Disposals of property, plant and
            equipment                                       3.6          3.9
          Increase in other assets                         (9.6)       (40.2)
          Decrease in other liabilities                    (6.4)        (1.0)
                                                          _______     _______

          Cash used by investing activities               (98.0)      (146.0)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                         -        101.9
          Reductions in long-term debt
            including current portion                      (0.4)        (0.4)
          Decrease in notes payable                      (131.9)      (124.5)
          Proceeds from exercise of options                 6.4         14.2
          Repurchase of stock                             (43.3)           -
          Dividends - common and preferred                (34.4)       (28.9)
                                                         _______       ______

          Cash used by financing activities              (203.6)       (37.7)
                                                         _______      _______

Effect of exchange rate changes on cash                    (8.1)         4.0
Net increase (decrease) in cash and equivalents            59.2        (42.3)
Cash and equivalents, May 31, 1998 and 1997               108.6        445.4
                                                         _______      _______

Cash and equivalents, August 31, 1998
  and 1997                                               $167.8       $403.1
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 1998 are not necessarily indicative of results to be expected for the entire year.

Year 2000 costs:

     Costs associated with the Company's efforts around Year 2000 issues are expensed as incurred, unless they relate to the purchase of hardware and software, and software development, in which case they are capitalized. Capitalized software and hardware costs are depreciated from three to five years.

NOTE 2 - Accounting changes:
         __________________

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income".
This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is generally defined as all changes in shareholders' equity except those resulting from investments by and distributions to shareholders. Comprehensive income, net of taxes, is as follows:

                                           Three months ended
                                               August 31,
                                           __________________

                                           1998        1997
                                           ____        ____

                                             (in millions)

Net Income                                 $163.8      $253.1
Foreign Currency Translation Adjustment     (52.3)      (39.9)
                                           _______     _______

Total Comprehensive Income                 $111.5      $213.2
                                           =======     =======

NOTE 3 - Net income per common share:
         ___________________________

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

                                                   Three Months Ended
                                                        August 31,
                                                   __________________

                                                   1998         1997
                                                   ____         ____

                                           (in millions, except per share data)

Determination of shares:
   Average common shares outstanding               286.7        289.9
Assumed conversion of stock options                  5.3          7.6
                                                  ______       ______

Diluted average common shares outstanding          292.0        297.5
                                                  ======       ======

Basic earnings per common share                    $0.57        $0.87
                                                  ======       ======
Diluted earnings per common share                  $0.56        $0.85
                                                  ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          1998         1998
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,091.1     $1,303.8
                    Work-in-progress        32.8         34.7
                    Raw materials           36.2         58.1
                                        ________     ________

                                        $1,160.1     $1,396.6
                                        ========     ========

NOTE 5 - Restructuring charge:
         _____________________

     During the fourth quarter of fiscal 1998 the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) primarily related to: 1) the elimination of job responsibilities company-wide, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of the Company's Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in one-time termination fees; and 5) the decision to exit certain manufacturing operations of the Bauer subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use and the estimated loss on divestiture of certain manufacturing plants.

     No increases to the original estimated restructuring charge were made during the first quarter of fiscal 1999. All activity during the quarter related to cash payments to settle severance agreements, lease commitments, endorsement contracts and other various items.

     As of August 31, 1998, there were a total of 1,208 employees terminated, with 1,135 having left the Company as of that date.


Detail of the restructuring charge is as follows:

(in millions)
DESCRIPTION                     CASH/NON-    RESTRUCTURING    ACTIVITY     RESERVE      ACTIVITY     RESERVE
                                  CASH          CHARGE                    BALANCE AT                BALANCE AT
                                                                           5/31/98                   8/31/98
______________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                           $(49.8)         $18.8      $(31.0)        $17.9      $(13.1)

Severance packages
Severance packages                cash          (29.1)           9.0       (20.1)         13.9        (6.2)
Lease cancellations &
commitments                       cash          (10.8)           0.2       (10.6)          3.9        (6.7)
Write-down of assets              non-cash       (9.6)           9.6          -             -           -
Other                             cash           (0.3)            -         (0.3)          0.1        (0.2)
______________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                      $(13.1)           5.4       $(7.7)         $2.0       $(5.7)

Severance packages                cash           (4.6)           2.3        (2.3)          0.9        (1.4)
Lease cancellations &
commitments                       cash           (5.5)           0.1        (5.4)          1.1        (4.3)
Write-down of assets              non-cash       (3.0)           3.0          -             -           -
______________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                            $(31.6)         $25.4       $(6.2)         $0.9       $(5.3)

Write-off of assets               non-cash      (12.5)          12.5          -             -           -
Software development costs        cash/non      (19.1)          12.9        (6.2)          0.9        (5.3)
                                  cash
______________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash          $(5.6)          $0.6      $(5.0)          $3.2       $(1.8)
______________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                            $(22.7)         $19.9      $(2.8)          $0.2       $(2.6)

Write-down of assets              non-cash      (14.7)          14.7         -              -           -
Divestiture of manufacturing
facilities                        non-cash       (5.2)           5.2         -              -           -
Lease cancellations &
commitments                       cash           (1.6)            -        (1.6)           0.1        (1.5)
Severance packages                cash           (1.2)            -        (1.2)           0.1        (1.1)
______________________________________________________________________________________________________________
OTHER                                           $(7.1)           2.4      $(4.7)          $0.3       $(4.4)

Cash                              cash           (0.6)            -        (0.6)           0.1        (0.5)
Non-cash                          non-cash       (6.5)           2.4       (4.1)           0.2        (3.9)
______________________________________________________________________________________________________________
Effect of foreign currency
translation                                        -            $1.8       $1.8          $(0.3)       $1.5
______________________________________________________________________________________________________________
______________________________________________________________________________________________________________
TOTAL                                         $(129.9)         $74.3     $(55.6)         $24.2      $(31.4)
______________________________________________________________________________________________________________



NOTE 6 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income for the first quarter of fiscal year 1999 was $163.8 million, a 35% decrease compared to the $253.1 million in the prior year's first quarter. Results for the first quarter were driven by a 9% decrease in consolidated revenues, a gross margin percentage drop of 220 basis points, and selling and administrative expenses, that while decreased in terms of absolute dollars, increased as a percentage of revenue. Operations continue to be affected by the economic crisis in the Asia Pacific region. In order to better align its overall cost structure and organization with planned revenue levels, the Company plans on making certain cost cutting measures, including the elimination of an additional 300 positions throughout its Asia Pacific region in fiscal 1999.

     Consolidated revenues for the quarter decreased 9%, or $261.3 million. U.S. brand revenues declined $152.5 million, or 10%, with a 13% decrease in footwear and a 5% decrease in apparel revenues. The $138.6 million decline in U.S. footwear revenues was a result of an 11% decrease in pairs sold and a 3% reduction in average selling price. Most core footwear categories showed decreases for the quarter, however, Brand Jordan was up 104%, and outdoor was up 35%. U.S. apparel revenues decreased $20.0 million for the quarter. While the core category of basketball was down 20%, men's training and women's fitness were up 21% and 61%, respectively.

     Total revenues in Europe were up 12%, or $71.1 million. Had the dollar remained constant, revenues would have increased 9%. Apparel revenues increased 42% over last year, where footwear revenues were down 8%. France, Italy, Spain and Germany all had double digit increases in the quarter.

     Revenues in the Asia Pacific region decreased 46%, or $168.4 million.
Had the dollar remained constant, revenues would have decreased 35%. Footwear and apparel revenues were down 58% and 20%, respectively. Revenues in Japan declined 53% (45% on a constant dollar basis).

     The Americas region, which includes Canada, Mexico and South America, decreased 15% compared to last year. The strengthening of the dollar, primarily in Canada, had a significant effect on the quarter, as revenues would have decreased 10% on a constant dollar basis.

     Other Brands, which includes Bauer Inc., Cole Haan, Sports Specialties, and NIKE IHM (which includes what was formally Tetra Plastics), increased 12% to $132.1 million. The increase was primarily due to Bauer's increase in ice hockey sales.

The breakdown of revenues follows:


                                               Three months ended
                                                    August 31,
                                               __________________

                                                                         %
                                          1998          1997           change
                                          ____          ____           ______

U.S.A. REGION

   FOOTWEAR                               $917.4       $1,056.0         -13%
   APPAREL                                 405.2          425.2          -5%
   EQUIPMENT AND OTHER                      25.2           19.1          32%
                                        _______________________

   TOTAL U.S.A.                          1,347.8        1,500.3         -10%

EUROPE REGION

   FOOTWEAR                                354.2          384.0          -8%
   APPAREL                                 310.8          218.3          42%
   EQUIPMENT AND OTHER                      15.9            7.5         112%
                                        _______________________

     TOTAL EUROPE                          680.9          609.8          12%

ASIA PACIFIC REGION

   FOOTWEAR                                111.1          264.1         -58%
   APPAREL                                  82.0          103.0         -20%
   EQUIPMENT AND OTHER                       6.0            0.4        1400%
                                        _______________________

     TOTAL ASIA PACIFIC                    199.1          367.5         -46%

AMERICAS REGION

   FOOTWEAR                                 97.8          121.5         -20%
   APPAREL                                  44.3           45.6          -3%
   EQUIPMENT AND OTHER                       2.8            3.3         -15%
                                        _______________________

     TOTAL AMERICAS                        144.9          170.4         -15%
                                        _______________________

    TOTAL NIKE BRAND                     2,372.7        2,648.0         -10%

OTHER BRANDS                               132.1          118.1          12%

                                        _______________________

TOTAL REVENUES                          $2,504.8       $2,766.1          -9%
                                        ========       ========          ===

     The Company's gross margin percentage for the first quarter was 37.6%, down from 39.8% in the prior year. Margins were adversely affected by continued efforts to liquidate the Company's closeout inventories around the world, particularly in Asia and in U.S. apparel. In Europe margins were also affected by increased sales of lower priced product and the effect of the strengthening US dollar, inhibiting the Company's ability to price product competitively.

     Selling and administrative expenses decreased 1% from last year's first quarter, but were up as a percentage of revenues, to 26.1% compared to 23.8%. While sports marketing expenses increased with significant expenditures surrounding the World Cup event in France, wage-related expenses were up less than 1% and advertising spending was down, more than offsetting the increase in sports marketing expenses. Selling and administrative spending reflects management's continuing efforts to control expenditures in a changing industry and general economic environment while not jeopardizing long-term growth objectives. Selling and administrative expenses for the full year are expected to be slightly higher than last year's levels as a percentage of revenue.

     Interest expense decreased in the first quarter compared to last year as less short term debt was needed to finance lower levels of inventories and accounts receivable. Other expense also decreased from the prior year, mainly due to less foreign currency transaction losses, offset by decreased profit sharing expense and lower interest income.

     The Company's effective tax rate for the quarter was 39.5% compared to 38.5% in the prior year. The increase in the rate was primarily due to the non-deductibility of certain foreign entity losses.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from September 1998 through January 1999 totaled $3.2 billion, 15% lower than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which the Company will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.

     During the fourth quarter of fiscal 1998, the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its overall cost structure and organization with planned revenue levels. The restructuring activities (shown below in tabular format) primarily related to: 1) the elimination of job responsibilities company-wide, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of the Company's Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in one-time termination fees;
and 5) the decision to exit certain manufacturing operations of the Bauer subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use and the estimated loss on divestiture of certain manufacturing plants.

     A total of 1,208 employees were terminated due to the above activities, 1,135 of which have left the Company as of August 31, 1998.

     No increases to the original estimated restructuring charge were made during the first quarter of fiscal 1999. All activity during the quarter related to cash payments to settle severance agreements, lease commitments, endorsement contracts and other various items. Future cash outlays are anticipated to be completed by the end of this fiscal year, excluding certain lease commitments that will continue through July 2001.



Detail of the restructuring charge is as follows:

(in millions)
DESCRIPTION                     CASH/NON-    RESTRUCTURING    ACTIVITY     RESERVE      ACTIVITY     RESERVE
                                  CASH          CHARGE                    BALANCE AT                BALANCE AT
                                                                           5/31/98                   8/31/98
______________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                           $(49.8)         $18.8      $(31.0)        $17.9      $(13.1)

Severance packages                cash          (29.1)           9.0       (20.1)         13.9        (6.2)
Lease cancellations &
commitments                       cash          (10.8)           0.2       (10.6)          3.9        (6.7)
Write-down of assets              non-cash       (9.6)           9.6          -             -           -
Other                             cash           (0.3)            -         (0.3)          0.1        (0.2)
______________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                      $(13.1)           5.4       $(7.7)         $2.0       $(5.7)

Severance packages                cash           (4.6)           2.3        (2.3)          0.9        (1.4)
Lease cancellations &
commitments                       cash           (5.5)           0.1        (5.4)          1.1        (4.3)
Write-down of assets              non-cash       (3.0)           3.0          -             -           -
______________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                            $(31.6)         $25.4       $(6.2)         $0.9       $(5.3)

Write-off of assets               non-cash      (12.5)          12.5          -             -           -
Software development costs        cash/non      (19.1)          12.9        (6.2)          0.9        (5.3)
                                  cash
______________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash          $(5.6)          $0.6      $(5.0)          $3.2       $(1.8)
______________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                            $(22.7)         $19.9      $(2.8)          $0.2       $(2.6)

Write-down of assets              non-cash      (14.7)          14.7         -              -           -
Divestiture of manufacturing
facilities                        non-cash       (5.2)           5.2         -              -           -
Lease cancellations &
commitments                       cash           (1.6)            -        (1.6)           0.1        (1.5)
Severance packages                cash           (1.2)            -        (1.2)           0.1        (1.1)
______________________________________________________________________________________________________________
OTHER                                           $(7.1)           2.4      $(4.7)          $0.3       $(4.4)

Cash                              cash           (0.6)            -        (0.6)           0.1        (0.5)
Non-cash                          non-cash       (6.5)           2.4       (4.1)           0.2        (3.9)
______________________________________________________________________________________________________________
Effect of foreign currency
translation                                        -            $1.8       $1.8          $(0.3)       $1.5
______________________________________________________________________________________________________________
______________________________________________________________________________________________________________
TOTAL                                         $(129.9)         $74.3     $(55.6)         $24.2      $(31.4)
______________________________________________________________________________________________________________


     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative instruments and Hedging Activities" (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (June 1, 2000 for the Company). This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives will be recorded in current earnings or other comprehensive income, depending on the intended use of the derivative and the resulting designation. The ineffective portion of all hedges will be recognized in current-period earnings. Management of the Company has not yet determined the impact that the adoption of FAS 133 will have on the Company's results from operations or its financial position.

Year 2000 issue
_______________

	The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations (the "year 2000" or "Y2K" issue). If the Company or its significant suppliers or customers fail to make necessary modifications, conversions, and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on NIKE's business, operations, cash flow, and financial condition. However, the effect cannot be quantified at this time because NIKE cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by suppliers, customers, and third parties that have no direct relationship to NIKE. The Company believes that its competitors face a similar risk. Although not quantifiable, the disclosure below is intended to summarize NIKE's actions to minimize that risk.

	In May 1997, the Company established a corporate-wide project team to identify non-compliant software and complete the corrections or plans required to mitigate the year 2000 issue. NIKE has identified three categories of software and systems that require attention:

(1)	information technology ("IT") systems, such as mainframes, PCs, networks, and production control system,

(2)	non-IT systems, such as equipment, machinery, climate control, and security systems, which may contain microcontrollers with embedded technology, and

(3)	partner (supplier and customer) IT and non-IT systems.

     The Company intends to fix or replace non-compliant IT and non-IT software and systems through the following project phases:

(1)	inventory systems,

(2) 	assess risks and impact,

(3)	prioritize projects,

(4)	fix, replace, or develop contingency plans for non-compliant systems,

(5)	test and on-going quality control, and

(6)	audit results.

Currently, NIKE's remediation projects are at different phases of completion. Remediation and testing activities are underway on all of the Company's core business applications. NIKE engages the services of independent consultants to analyze and develop testing standards, quality assurance, and contingency plans. NIKE's internal auditing department audits the process and remediation testing, and NIKE's independent auditors, PricewaterhouseCoopers LLP, will, in turn, audit those results.

	NIKE's assessments have identified 121 major internal I.T. remediation projects worldwide. Forty-three of them have been completed (including testing). NIKE has performed approximately 50 percent of the work believed to be required on the remaining projects. The Company's current target is to resolve compliance issues in critical business information systems by December 31, 1998. This target date has not changed since NIKE's previous statement on the year 2000 issue in its 1998 Form 10-K.

	The Company is also assessing the compliance of its major customers and suppliers. NIKE has relationships with certain significant suppliers and customers in most of the locations in which it operates. The level of preparedness of significant suppliers and customers can very greatly from country to country. These relationships are material to many local operations and, in the aggregate, are material to the Company. NIKE relies on suppliers to timely deliver a broad range of goods and services worldwide, including raw materials, footwear, apparel, accessories, equipment, advertising, transportation services, banking services, telecommunications and utilities. Moreover, NIKE's suppliers rely on countless other suppliers, over which NIKE may have little or no influence regarding year 2000 compliance. NIKE believes that suppliers and customers presents the area of greatest risk to the Company in part because of the Company's limited ability to influence actions of third parties, and in part because of the Company's inability to estimate the level and impact of noncompliance of third parties throughout the extended supply chain.

	NIKE is sending surveys to and conducting formal communications with its significant suppliers and customers to determine the extent to which it may be affected by those third parties' Y2K preparedness plans. Some of NIKE's significant suppliers and customers have not responded to inquiries from NIKE, have refused to respond for liability reasons, or have not responded with sufficient detail for NIKE to determine (a) whether the supplier or customer is or timely will be Y2K compliant, or (b) if any noncompliance will have a material adverse effect on NIKE's business or financial condition. In the absence of adequate responses and disclosures, NIKE is attempting to make independent assessments of significant vendors and customers. However, a compliance failure by a major supplier or customer, or one of their suppliers or customers, could have a material adverse effect on NIKE's business or financial condition. The size of that effect cannot be quantified at this time because of variables such as the type and importance of the non-responding suppliers and customers, the unknown level and duration of noncompliance of suppliers and customers (and their suppliers and customers), the possible effect on NIKE's operations, and NIKE's ability to respond. Thus, there can be no assurance that there will not be a material adverse effect on the Company if third party governmental or business entities do not convert or replace their systems in a timely manner and in a way that is compatible with the Company's systems.

	As a result, in some cases NIKE will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, suppliers and customers. The Company intends to have contingency plans developed by mid-1999 for significant suppliers and customers determined to be at high risk of noncompliance or business disruption. The contingency plans will be developed on a case-by-case basis, and may include booking orders and producing products before anticipated business disruptions, manual intervention, or finding alternative suppliers. Even so, judgments regarding contingency plans - such as how to develop them and to what extent - are themselves subject to many variables and uncertainties. There can be no assurance that NIKE will correctly anticipate the level, impact or duration of noncompliance by suppliers and customers that provide inadequate information, or that its contingency plans will be sufficient to mitigate the impact. Thus, some material adverse effect to NIKE may result from one or more third parties regardless of defensive contingency plans.

	Costs related to the year 2000 issue are funded through operating cash flows. Through the first quarter of fiscal 1999, the Company expended approximately $23 million in remediation efforts, including the cost of new software and modifying the applicable code of existing software. Approximately $6.4 million of these expenditures was for new hardware and software, and has been capitalized. The remainder has been expensed as incurred. The Company estimates total costs related to the year 2000 issue will be in the range of $45 to $50 million, approximately $10 million of which will be capitalized. The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to NIKE's financial condition, liquidity, or results of operations.

	Estimates of time, cost, and risk estimates are based on currently available information. Developments that could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and remediation success of the Company's suppliers and customers (and their suppliers and customers); and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at NIKE or its suppliers and customers (and their suppliers and customers).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position remained strong at August 31, 1998. Compared to May 31, 1998, total assets decreased 2%, or $92.8 million, to $5.3 billion. Shareholder's equity increased $87.5 million, or 2.7%, remaining at $3.3 billion. Working capital increased $47.4 million, to $1.9 billion, and the Company's current ratio was 2.22:1 at August 31, 1998 compared to 2.07:1 at May 31, 1998.

     Despite lower net income compared with the first quarter of fiscal 1998, cash provided by operations increased by $231.5 million to $368.9 million for the quarter ended August 31, 1998. The most significant affect on cash provided by operations was the change in the Company's working capital. At August 31, 1998, cash provided by operations was positively affected by changes in working capital, primarily the liquidation of inventory since May 31, 1998. The decreased inventory levels reflect the Company's continued effort to reduce overall quantities, particularly closeout product. Footwear closeout levels fell in nearly all regions, which more than offset the slight buildup of closeout apparel inventories in the U.S. and Europe.

     Additions to property, plant and equipment for the first quarter of fiscal 1999 were $85.6 million, split evenly between the U.S. and non-U.S.
operations, compared to $108.7 million for the first three months of fiscal 1998. Additions in the U.S. were comprised primarily of U.S. headquarters expansion, customer service distribution facilities, ongoing investment in systems infrastructure, and retail expansion. Outside the U.S., the majority of the increase related to expansion of the customer service distribution center in Europe and retail expansion in all regions.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program, under which there was $0.3 million outstanding at August 31, 1998.

     Dividends per share of common stock for the first quarter of fiscal 1999 was $.12 per share compared to $.10 per share for the first quarter of fiscal 1998.

     As of August 31, 1998, the Company has purchased a total of 2.5 million shares of NIKE's Class B common stock for $105.9 million in the open market since the $1 billion share repurchase program was approved in December
1997. During the first quarter, the Company purchased a total of 1.3 million shares for $52.0 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

Special Note Regarding Forward-Looking Statements and Reports Analyst Reports

     Certain written and oral statements made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions (including the current Asian economic problems); the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; the size, timing and mix of purchases of NIKE's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; disruptions due to Year 2000 noncompliance by NIKE, its suppliers or customers (or their suppliers or customers); increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

     Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE"s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE.



                           Part II - Other Information

 .
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 23, 1998. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors and ratified the appointment of Price WaterhouseCoopers LLP as independent accountants for fiscal 1999. Shareholder proposal 3 regarding independence standard and shareholder proposal 4 regarding executive compensation were defeated.

The voting results are as follows:


Election of Directors

                                       Votes Cast

                           For          Withheld    Broker Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       95,587,426        -0-           -0-
Richard K. Donahue      95,587,426        -0-           -0-
Douglas G. Houser       95,587,426        -0-           -0-
John E. Jaqua           95,587,426        -0-           -0-
Philip H. Knight        95,587,426        -0-           -0-
Kenichi Ohmae           95,587,426        -0-           -0-
Charles W. Robinson     95,587,426        -0-           -0-
A. Michael Spence       95,587,426        -0-           -0-
John R. Thompson, Jr.   95,587,426        -0-           -0-

Elected by holders of
Class B Common Stock:

William J. Bowerman     157,194,260    3,705,820        -0-
Thomas E. Clarke        157,599,867    3,300,213        -0-
Jill K. Conway          157,791,013    3,109,067        -0-
Delbert J. Hayes        157,588,017    3,312,063        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Ratify the appointment
of PricewaterhouseCoopers
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 255,530,472       632,688    363,177         -0-


Proposal 3 -
Shareholder proposal
independence standard:

Class A and Class B
Common Stock Voting
Together                  33,355,696    182,910,111   1,605,329    38,655,201


Proposal 4 -
Shareholder proposal
executive compensation

Class A and Class B
Common Stock Voting
Together                   5,653,217    208,378,770   3,839,149    38,655,201

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

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:/s/Robert E. Harold
                                 ________________________

                                 Robert E. Harold
                                 Interim Chief Financial Officer


DATED:  October 15, 1998