Form 10-Q
period 1998-11-30
NIKE INC
filed 1999-01-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 1998 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1998 were:
                                  _________________

                    Class A         101,317,408

                    Class B         181,258,964
                                    -----------
                                    282,576,372
                                    ===========




PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Nov. 30,      May 31,
                                                         1998         1998
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  254.6     $  108.6
     Accounts receivable                                1,511.2      1,674.4
     Inventories (Note 4)                               1,197.7      1,396.6
     Deferred income taxes                                175.0        156.8
     Prepaid expenses                                     161.0        196.2
                                                       ________     ________

     Total current assets                               3,299.5      3,532.6

Property, plant and equipment                           1,967.6      1,819.6
     Less accumulated depreciation                        736.8        666.5
                                                       ________     ________

                                                        1,230.8      1,153.1

Identifiable intangible assets and goodwill               435.5        435.8
Deferred income taxes and other assets                    284.1        275.9
                                                       ________     ________

                                                       $5,249.9     $5,397.4
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $    1.3     $    1.6
     Notes payable                                        431.6        480.2
     Accounts payable                                     429.9        584.6
     Accrued liabilities                                  678.5        608.5
     Income taxes payable                                  31.4         28.9
                                                       ________     ________

          Total current liabilities                     1,572.7      1,703.8
Long-term debt                                            389.1        379.4
Deferred income taxes and other liabilities                52.3         52.3
Commitments and contingencies (Note 6)                       --           --
Redeemable Preferred Stock                                  0.3          0.3
Shareholders' equity:
     Common Stock at stated value:
          Class A convertible-101.3 and
            101.5 shares outstanding                        0.2          0.2
          Class B-181.2 and 185.5 shares
               outstanding                                  2.6          2.7
     Capital in excess of stated value                    272.3        262.5
     Accumulated other comprehensive income               (55.9)       (47.2)
     Retained earnings                                  3,016.3      3,043.4
                                                       ________     ________

                                                        3,235.5      3,261.6
                                                       ________     ________

                                                       $5,249.9     $5,397.4
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                     Three Months Ended          Six Months Ended
                                          November 30,               November 30,
                                      __________________         __________________

                                       1998        1997             1998        1997
                                       ____        ____             ____        ____

                                           (in millions, except per share data)
Revenues                              $1,913.0    $2,255.3         $4,417.9    $5,021 4
                                      _________   _________        _________   _________
Costs and expenses:
     Cost of sales                     1,229.6     1,409.5          2,792.3     3,075.0
     Selling and administrative          531.9       593.1          1,184.5     1,252.0
     Interest                             10.1        17.1             24.3        34.0
     Other expense                        27.6         6.3             32.1        19.5
                                       ________     ________      _________    _________

                                       1,799.2      2,026.0         4,033.2     4,380.5
                                       ________     ________      _________    _________

Income before income taxes               113.8        229.3           384.7       640.9

Income taxes                              44.9         88.2           151.9       246.7
                                       ________     ________       _________    _________

Net income                            $   68.9    $   141.1      $    232.8   $   394.2
                                       =========   =========      ==========   ==========

Basic earnings per common share       $   0.24    $    0.49      $     0.82   $    1.36
(Note 3)                               =========   =========      ==========   ==========
Diluted earnings per common share     $   0.24    $    0.48      $     0.80   $    1.33
(Note 3)                               =========   =========      ==========   ==========
Dividends declared per common share   $   0.12    $    0.12      $     0.24   $    0.22
                                       =========   =========      ==========   ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                             November 30,
                                                          _________________

                                                          1998         1997
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $232.8       $394.2
Income charges (credits) not
          affecting cash:
          Depreciation                                    102.0         88.1
          Deferred income taxes                           (18.4)        (8.8)
          Amortization and other                           16.8         15.2
          Changes in other working capital
            components                                    337.9       (199.6)
                                                         _______      _______

          Cash provided by operations                     671.1        289.1
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                    (173.6)      (242.0)
          Disposals of property, plant and
            equipment                                      11.7          5.4
          Increase in other assets                        (26.7)       (50.8)
          Decrease in other liabilities                    (6.4)       (10.7)
                                                          _______     _______

          Cash used by investing activities              (195.0)      (298.1)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                         -        101.3
          Reductions in long-term debt
            including current portion                       (.9)        (1.1)
          Decrease in notes payable                       (48.6)      (311.5)
          Proceeds from exercise of options                 9.3         17.8
          Repurchase of stock                            (194.0)       (33.2)
          Dividends - common and preferred                (68.6)       (58.0)
                                                         _______       ______

          Cash used by financing activities              (302.8)      (284.7)
                                                         _______      _______

Effect of exchange rate changes on cash                   (27.3)       (12.0)
Net increase (decrease) in cash and equivalents           146.0       (305.7)
Cash and equivalents, May 31, 1998 and 1997               108.6        445.4
                                                         _______      _______

Cash and equivalents, November 30, 1998
  and 1997                                               $254.6       $139.7
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six (6) months ended November 30, 1998 are not necessarily indicative of results to be expected for the entire year.

Year 2000 costs:

     Costs associated with the Company's efforts around Year 2000 issues are expensed as incurred, unless they relate to the purchase of hardware and software, and software development, in which case they are capitalized. Capitalized software and hardware costs are depreciated from three to five years.

NOTE 2 - Comprehensive Income:
         __________________

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

                              Three Months Ended         Six Months Ended
                                 November 30,              November 30,
                              __________________         _________________

                               1998        1997            1998        1997
                               ____        ____            ____        ____

                                              (in millions)

Net Income                    $ 68.9      $141.1          $232.8      $394.2
Change in Cumulative
Translation Adjustment          (3.6)      (18.2)           (8.7)      (26.9)
                              _______     _______         _______     _______

Total Comprehensive Income    $ 65.3      $122.9           224.1       367.3
                              =======     =======         =======     =======

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

                              Three Months Ended         Six Months Ended
                                 November 30,              November 30,
                              __________________         _________________

                               1998         1997          1998         1997
                               ____         ____          ____         ____

                                      (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                283.0        290.3         284.9        290.1
Assumed conversion of
   stock options                  4.7          6.4           4.9          7.0
                               ______       ______        ______       ______

Diluted average common
   shares outstanding           287.7        296.7         289.8        297.1
                               ======       ======        ======       ======

Basic earnings per
   common share                $ 0.24       $ 0.49        $ 0.82       $ 1.36
                               ======       ======        ======       ======
Diluted earnings per
   common share                $ 0.24       $ 0.48        $ 0.80       $ 1.33
                               ======       ======        ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1998         1998
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,127.5     $1,303.8
                    Work-in-progress        38.7         34.7
                    Raw materials           31.5         58.1
                                        ________     ________

                                        $1,197.7     $1,396.6
                                        ========     ========

NOTE 5 - Restructuring charges:
         ______________________

1998 Charge

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

     No increases to the 1998 restructing charge were made during the first six months of fiscal 1999. A total of $6.7 million of the restructing accrual was not required due to changes in estimates related to severance payments, asset valuation and lease commitments. This amount is included in "other expense" on the income statement.

1999 Charge

     In the second quarter of fiscal 1999, an additional $18.7 million restructuring charge was recorded due to further cost realignment programs in the Company's Asia Pacific region. The charge (detailed below in tabular format) was for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. The charge is included in other expense on the income statement.

     As of November 30, 1998, there were a total of 1,208 employees terminated in the original plan announced in the fourth quarter of fiscal 1998, with 1,168 having left the Company as of that date. An additional 237 employees were terminated in the plan announced during the current quarter, with 138 having left the Company as of November 30, 1998.

Detail of the 1998 restructuring charge is as follows:

(in millions)
                                            4th QTR FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/98                  11/30/98
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $18.8      $(31.0)        $24.1        $(6.9)

Severance packages                cash       (29.1)           9.0       (20.1)         17.7         (2.4)
Lease cancellations &
commitments                       cash       (10.8)           0.2       (10.6)          6.1         (4.5)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)            -         (0.3)          0.3           -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)           5.4       $(7.7)         $3.3        $(4.4)

Severance packages                cash        (4.6)           2.3        (2.3)          1.0         (1.3)
Lease cancellations &
commitments                       cash        (5.5)           0.1        (5.4)          2.3         (3.1)
Write-down of assets              non-cash    (3.0)           3.0          -              -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $25.4       $(6.2)         $4.7        $(1.5)

Write-off of assets               non-cash   (12.5)          12.5          -              -            -
Software development costs        cash/non   (19.1)          12.9        (6.2)          4.7         (1.5)
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $0.6       $(5.0)         $4.1        $(0.9)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $19.9       $(2.8)         $0.2        $(2.6)

Write-down of assets              non-cash   (14.7)          14.7          -              -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -              -            -
Lease cancellations &
commitments                       cash        (1.6)            -         (1.6)          0.1         (1.5)
Severance packages                cash        (1.2)            -         (1.2)          0.1         (1.1)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           2.4       $(4.7)         $2.7        $(2.0)

Cash                              cash        (0.6)            -         (0.6)          0.1         (0.5)
Non-cash                          non-cash    (6.5)           2.4        (4.1)          2.6         (1.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $1.8        $1.8         $(0.9)        $0.9
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)         $74.3      $(55.6)        $38.2       $(17.4)
____________________________________________________________________________________________________________



Detail of the 1999 restructuring charge is as follows:

(in millions)
                                            2nd QTR FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT
                                                                        11/30/98
_____________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(18.7)         $ 5.9      $(12.8)

Severance packages                cash        (8.7)           0.6        (8.1)
Lease cancellations &
commitments                       cash        (2.3)             -        (2.3)
Write-down of assets              non-cash    (5.5)           5.0        (0.5)
Other                             cash/non-   (2.2)           0.3        (1.9)
                                   cash
_____________________________________________________________________________________

<Table/>

NOTE 6 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Operating Results
_________________

     Net income for the second quarter of fiscal year 1999 was $68.9 million, a 51% decrease compared to the $141.1 million in the prior year's second quarter.
Year-to-date net income decreased 41% to $232.8 million. Results for both the quarter and year-to-date were driven by lower revenues, lower gross margin percentages and higher selling and administrative expenses as a percentage of revenues. In addition, the quarter also includes an $18.7 million restructuring charge, discussed further below.

     Consolidated revenues decreased 15%, or $342.3 million for the quarter, and 12%, or $603.5 million year-to-date. U.S. brand revenues declined $175.2 million, or 14% for the quarter, with a 15% decrease in footwear and a 13% decrease in apparel revenues. Year-to-date U.S. revenues decreased 12%, with a 14% drop in footwear and a 9% decrease in apparel. Sales in the U.S. are being affected by a difficult selling environment at retail, particularly in athletic apparel. Three of the largest apparel categories, Men's Athletic, Team Sports, and Accessories decreased 30%, 17% and 34%, respectively, for the quarter. In addition, the uncertainty surrounding the National Basketball Association's season has slowed the momentum beginning to be seen in the footwear basketball category. U.S. Basketball footwear revenue was down 24% in the quarter (31% year-to-date). However, Brand Jordan was up 23% in the quarter (45% year-to-
date). The decline in overall footwear revenues for the quarter was a result of a 17% decrease in pairs sold and a 1% increase in average selling price. The major categories of running and crosstraining increased 9% and decreased 40%, respectively, for the quarter. Year-to-date, running decreased 3% while crosstraining was down 34%.

     Total revenues in Europe were up 9%, or $37.3 million for the quarter. For the year, revenues increased 11%. Had the dollar remained constant, revenues would have increased 1% and 6% for the quarter and year-to-date, respectively.
The revenue increase was driven by growth in apparel, as footwear revenues were down. Of the major countries within the region, the United Kingdom and France, increased 9%, in constant dollars, for the quarter, while Spain and Italy, decreased 7% and 5%, respectively.

     The Asia Pacific region remains affected by the general economic crisis in the area. Revenues decreased 46% for the quarter and 47% year-to-date. Had the dollar remained constant, revenues would have decreased 38% for both the quarter and year-to-date. Footwear and apparel revenues were down 56% and 33%, respectively, for the quarter. Revenues in Japan declined 53% (49% on a constant dollar basis) for the quarter and 53% for the year (47% on a constant dollar basis).

     The Americas region, which includes Canada, Mexico, South America and South
Africa, decreased 16% for the quarter and 13% year-to-date, compared to last year. Had the dollar remained constant, revenues would have decreased 9% and 7% for the quarter and year-to-date, respectively, primarily due to the strengthening of the dollar in Canada.

     Other Brands, which includes Bauer NIKE Hockey, Cole Haan, Sports
Specialties, and NIKE IHM (which includes what was formally Tetra Plastics), decreased 12% for the quarter and less than 1% year-to-date.


The breakdown of revenues follows:

                                           Three Months Ended               Six Months Ended
                                              November 30,                    November 30,
                                           ___________________              ________________
                                                               %                                %
                                         1998       1997     change      1998       1997      change
                                        ______     ______   _______     ______     ______    ________

                                                                  (in millions)
U.S.A. REGION

   FOOTWEAR                              $665.9    $787.6    -15%      $1,583.3  $1,843.7     -14%
   APPAREL                                365.0     418.3    -13%         770.2     843.5      -9%
   EQUIPMENT AND OTHER                     17.5      17.7     -1%          42.8      36.7      17%
                                        _______   _______               _______   _______
     TOTAL U.S.A.                       1,048.4   1,223.6    -14%       2,396.3   2,723.9     -12%

EUROPE REGION

   FOOTWEAR                               199.3     245.6    -19%         553.4     629.6     -12%
   APPAREL                                217.7     143.0     52%         528.5     361.3      46%
   EQUIPMENT AND OTHER                     16.8       7.9    113%          32.7      15.4     112%
                                        _______   _______               _______   _______
     TOTAL EUROPE                         433.8     396.5      9%       1,114.6   1,006.3      11%

ASIA PACIFIC REGION

   FOOTWEAR                                90.7     208.4    -56%         197.1     472.5     -58%
   APPAREL                                101.4     151.7    -33%         180.7     254.7     -29%
   EQUIPMENT AND OTHER                      4.8       2.6     85%          10.5       3.0     250%
                                        _______   _______               _______   _______
     TOTAL ASIA PACIFIC                   196.9     362.7    -46%         388.3     730.2     -47%

AMERICAS REGION

   FOOTWEAR                                73.7      91.2    -19%         176.3     212.7     -17%
   APPAREL                                 42.5      50.7    -16%          89.5      96.3      -7%
   EQUIPMENT AND OTHER                      3.5       1.3    169%           6.5       4.6      41%
                                        _______   _______               _______   _______
     TOTAL AMERICAS                       119.7     143.2    -16%         272.3     313.6     -13%

                                        _______   _______               _______   _______
TOTAL NIKE BRAND                        1,798.8   2,126.0    -15%       4,171.5    4,774.0    -13%

OTHER & OTHER BRANDS                      114.2     129.3    -12%         246.4      247.4     -0%

                                        _______   _______               _______   _______
TOTAL REVENUES                         $1,913.0  $2,255.3    -15%      $4,417.9  $5,021.4     -12%
                                       ========  ========              ========  =========


     The Company's gross margin percentage for the second quarter was 35.7%, down from 37.5% in the prior year. On a year-to-date basis, margins fell 200 basis points to 36.8%. Margins continue to be adversely affected by continued efforts to liquidate the Company's closeout inventories around the world, particularly apparel. Additionally, increased levels of research and development spending on reduced levels of comparative revenues, further reduced margins.

     Selling and administrative expenses have decreased 10% from last year's second quarter and 5% year-to-date, however are up as a percentage of revenues, to 27.8% for the quarter (compared to 26.3%) and 26.8% for the year (compared to 24.9%). Sports marketing and advertising reductions accounted for more than 50% of the reduction for the quarter, and wage related expenses fell 4%. Spending levels continue to reflect management's efforts to control expenditures.

     Interest expense has decreased for both the quarter and year-to-date, compared to last year, as less short term debt has been needed to finance lower levels of inventories and accounts receivable. Other expense has increased over the prior year, mainly due to the $18.7 million restructuring charge taken in the second quarter (discussed further below). Offsetting this charge was a $6.7 million reversal of fiscal 1998's restructuring charge and reduced foreign currency transaction losses.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from December 1998 through April 1999 totaled
$3.8 billion, 10% lower than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which the Company will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.

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

     No increases to the 1998 restructuring charge were made during the first six months of fiscal 1999. A total of $6.7 million of the restructuring accrual was not required due to changes in estimates related to severance payments, asset valuations and lease commitments. This amount is included in "other expense" on the income statement.

     In the second quarter of fiscal 1999, an additional $18.7 million restructuring charge was recorded due to further cost realignment programs in the Company's Asia Pacific region. The charge (detailed below in tabular format) was for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. The charge is included in "other expense" on the income statement.

     As of November 30, 1998, there were a total of 1,208 employees terminated in the original plan announced in the fourth quarter of fiscal 1998, with 1,168 having left the Company as of that date. An additional 237 employees were terminated in the plan announced during the current quarter, with 138 having left the Company as of November 30, 1998.


Detail of the 1998 restructuring charge is as follows:


(in millions)
                                            4th QTR FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/98                  11/30/98
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $18.8      $(31.0)        $24.1       $(6.9)

Severance packages                cash       (29.1)           9.0       (20.1)         17.7        (2.4)
Lease cancellations &
commitments                       cash       (10.8)           0.2       (10.6)          6.1         (4.5)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)            -         (0.3)          0.3           -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)           5.4       $(7.7)         $3.3        $(4.4)

Severance packages                cash        (4.6)           2.3        (2.3)          1.0         (1.3)
Lease cancellations &
commitments                       cash        (5.5)           0.1        (5.4)          2.3         (3.1)
Write-down of assets              non-cash    (3.0)           3.0          -              -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $25.4       $(6.2)         $4.7        $(1.5)

Write-off of assets               non-cash   (12.5)          12.5          -              -            -
Software development costs        cash/non   (19.1)          12.9        (6.2)          4.7         (1.5)
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $0.6       $(5.0)         $4.1        $(0.9)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $19.9       $(2.8)         $0.2        $(2.6)

Write-down of assets              non-cash   (14.7)          14.7          -              -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -              -            -
Lease cancellations &
commitments                       cash        (1.6)            -         (1.6)          0.1         (1.5)
Severance packages                cash        (1.2)            -         (1.2)          0.1         (1.1)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           2.4       $(4.7)         $2.7        $(2.0)

Cash                              cash        (0.6)            -         (0.6)          0.1         (0.5)
Non-cash                          non-cash    (6.5)           2.4        (4.1)          2.6         (1.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $1.8        $1.8         $(0.9)        $0.9
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)         $74.3      $(55.6)        $38.2       $(17.4)
____________________________________________________________________________________________________________



Detail of the 1999 restructuring charge is as follows:

(in millions)
                                            2nd QTR FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT
                                                                        11/30/98
_____________________________________________________________________________________
_____________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(18.7)         $ 5.9      $(12.8)

Severance packages                cash        (8.7)           0.6        (8.1)
Lease cancellations &
commitments                       cash        (2.3)             -        (2.3)
Write-down of assets              non-cash    (5.5)           5.0        (0.5)
Other                             cash/non-   (2.2)           0.3        (1.9)
                                   cash
_____________________________________________________________________________________

<Table/>

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

Year 2000 issue
_______________

	The year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in the Company's activities and operations (the "year 2000" or "Y2K" issue). If the Company or its significant suppliers or customers fail to make necessary modifications, conversions, and contingency plans on a timely basis, the year 2000 issue could have a material adverse effect on NIKE's business, operations, cash flow, and financial condition. However, the effect cannot be quantified at this time because NIKE cannot accurately estimate the magnitude, duration, or ultimate impact of noncompliance by third parties that have no direct relationship to NIKE. The Company believes that its competitors face a similar risk. Although not quantifiable, the disclosure below is intended to summarize NIKE's actions to minimize that risk.

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

Currently, our remediation projects are at different phases of completion.
Remediation and testing activities are underway or have been completed on all of the Company's critical business applications. NIKE engages the services of independent consultants to analyze and develop testing standards, quality assurance, and contingency plans. NIKE's internal auditing department audits the process and remediation testing, and NIKE has consulted with external independent consultants to evaluate and audit those results.

	Recently, NIKE's Y2K project team completed a mid-project review of all projects not yet completed. The result was the consolidation of several projects, the elimination of redundant projects, and the identification of several additional projects that need to be addressed. To date, NIKE has identified 148 major internal I.T. remediation projects worldwide. That number may increase slightly if anticipated "gaps" in remediation are identified later. As of December 31, 1998, 77 of the projects have been completed (including testing). Of the remaining projects, approximately 50 percent are in final test and implementation phases. The Company has already completed remediation on most of its critical business information systems.

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

	As a result, in some cases NIKE will develop contingency plans that assume some estimated level of noncompliance by, or business disruption to, suppliers and customers. The Company is currently developing those contingency plans, with the goal of completing them by mid-1999 for significant suppliers and customers determined to be at high risk of noncompliance or business disruption. The contingency plans are being developed on a case-by-case basis, and may include booking orders and producing products before anticipated business disruptions, manual intervention, or finding alternative suppliers.
Even so, judgments regarding contingency plans - such as how to develop them and to what extent - are themselves subject to many variables and uncertainties.
There can be no assurance that NIKE will correctly anticipate the level, impact or duration of noncompliance by suppliers and customers that provide inadequate information. As a result, there is no certainty that its contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers and customers, and some material adverse effect to NIKE may result from one or more third parties regardless of defensive contingency plans.

	Costs related to the year 2000 issue are funded through operating cash flows. Through the second quarter of fiscal 1999, the Company expended approximately $31 million in remediation efforts, including the cost of new software, modifying the applicable code of existing software, and internal costs. Approximately $7 million of these expenditures was for new hardware and software, and has been capitalized. The remainder has been expensed as incurred.

	The Company currently estimates that total costs related to the year 2000 issue will be composed of approximately $45 to $50 million in external expenses, $20 to $25 million in internal costs, and $40 to $45 million in replacement projects that are not Y2K-related but have some Y2K remediation benefits.
Approximately $10 million of these expenses will be capitalized. (Previously the Company did not report internal costs or unrelated replacement projects.)
The Company presently believes that the total cost of achieving year 2000 compliant systems is not expected to be material to NIKE's financial condition, liquidity, or results of operations.

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

	The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Liquidity and Capital Resources

     The Company's financial position remained strong at November 30, 1998.
Compared to May 31, 1998 shareholder's equity remained consistent at $3.2 billion. Working capital decreased 6% to $1.7 billion and the current ratio was 2.10:1 at November 30, 1998 compared to 2.07:1 at May 31, 1998.

     Cash provided by operations increased $382 million compared to the first
six months of last year.   Working capital changes were the main reason for the
increase, primarily the decrease in accounts receivable, due to lower revenue, and the decrease in inventory levels.  Consolidated inventory levels at November
30, 1998 were 17% lower than last November and 14% lower than May 31, 1998.
Closeout levels in footwear inventory continued to fall to more normal levels in all regions.  In apparel, the Company was able to reduce closeout levels in every region except Europe.  The advancement of the Company's retail strategy around the world has helped sell through of closeout product.  During the second quarter the Company added 13 new outlet locations: 6 in the U.S., 4 in Europe and one each in Japan, Australia and Canada.  The total outlet store count is 95 globally, with 64 of those in the U.S.

     Additions to property, plant and equipment for the first half of fiscal
1999 were $173.6 million, mainly due to the expansion of the U.S. headquarters, retail locations and customer service distribution facilities. Outside of the U.S., the majority of the expenditures were related to the Company's customer service distribution center in Europe and retail expansion in all regions. In the previous year, expenditures were higher due to increased NIKETOWN expenditures in the U.S. and more activity surrounding the European customer service facility.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs.
The Company maintains significant short and long-term lines of credit with banks, which, along with cash on hand, provide adequate operating liquidity.
Liquidity is also provided by the Company's commercial paper program, under which there was $167.8 million outstanding at November 30, 1998.

     Dividends per share of common stock for the second quarter of fiscal 1999 remained at $.12 per share, the same level as the previous year.

     As of November 30, 1998, the Company purchased a total of 6.4 million shares of NIKE's Class B common stock for $252 million in the open market since the $1 billion share repurchase program was approved in December 1997. During the first half of fiscal 1999, the Company purchased a total of 5.2 million shares for $198 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

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


DATED:  January 14, 1999


