Form 10-K/A
period 1998-05-31
NIKE INC
filed 1999-03-05
CIK 320187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K/A

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

            SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:

                                                      (NAME OF EACH EXCHANGE
        (TITLE OF EACH CLASS)                           ON WHICH REGISTERED)
       -------------------------                      ------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-K for the fiscal year ended May 31, 1998 as set forth below:

 REPORT OF INDEPENDENT ACCOUNTANTS is amended to read as follows:


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

/s/ PricewaterhouseCoopers LLP

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
    2. FINANCIAL STATEMENT SCHEDULES:
    II--Valuation and Qualifying Accounts.......................     F-1
    IX--Short-Term Borrowings...................................     F-2

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

                                                NIKE, INC.

Date:  March 5, 1999                            By:  /s/ PHILIP H. KNIGHT
                                                  ------------------------------
                                                        PHILIP H. KNIGHT,
                                                    CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

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

                         SIGNATURE                                   TITLE                   DATE
                         ---------                                   -----                   ----

         PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                    /s/ PHILIP H. KNIGHT                    Chairman of the Board       March 5, 1999
  --------------------------------------------------------    and Chief Executive
                      PHILIP H. KNIGHT                        Officer

        PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                    /s/ ROBERT E. HAROLD                    Interim Chief Financial     March 5, 1999
  --------------------------------------------------------    Officer
                      ROBERT E. HAROLD

                         DIRECTORS:

                  /s/ WILLIAM J. BOWERMAN                   Director                    March 5, 1999
  --------------------------------------------------------
                    WILLIAM J. BOWERMAN

                    /s/ THOMAS E. CLARKE                    Director                    March 5, 1999
  --------------------------------------------------------
                      THOMAS E. CLARKE

                     /s/ JILL K. CONWAY                     Director                    March 5, 1999
  --------------------------------------------------------
                       JILL K. CONWAY

                   /s/ RALPH D. DENUNZIO                    Director                    March 5, 1999
  --------------------------------------------------------
                     RALPH D. DENUNZIO

                         SIGNATURE                                   TITLE                   DATE
                         ---------                                   -----                   ----
                   /s/ RICHARD K. DONAHUE                   Director                    March 5, 1999
  --------------------------------------------------------
                     RICHARD K. DONAHUE

                    /s/ DELBERT J. HAYES                    Director                    March 5, 1999
  --------------------------------------------------------
                      DELBERT J. HAYES

                   /s/ DOUGLAS G. HOUSER                    Director                    March 5, 1999
  --------------------------------------------------------
                     DOUGLAS G. HOUSER

                     /s/ JOHN E. JAQUA                      Director                    March 5, 1999
  --------------------------------------------------------
                       JOHN E. JAQUA

                     /s/ KENICHI OHMAE                      Director                    March 5, 1999
  --------------------------------------------------------
                       KENICHI OHMAE

                  /s/ CHARLES W. ROBINSON                   Director                    March 5, 1999
  --------------------------------------------------------
                    CHARLES W. ROBINSON

                   /s/ A. MICHAEL SPENCE                    Director                    March 5, 1999
  --------------------------------------------------------
                     A. MICHAEL SPENCE

                 /s/ JOHN R. THOMPSON, JR.                  Director                    March 5, 1999
  --------------------------------------------------------
                   JOHN R. THOMPSON, JR.