Form 10-Q
period 1999-02-28
NIKE INC
filed 1999-04-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended February 28, 1999 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 1999 were:
                                  _________________

                    Class A         100,691,831

                    Class B         180,551,169
                                    -----------
                                    281,243,000
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Feb. 28,      May 31,
                                                         1999         1998
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  127.9     $  108.6
     Accounts receivable                                1,737.7      1,674.4
     Inventories (Note 4)                               1,147.4      1,396.6
     Deferred income taxes                                178.1        156.8
     Prepaid expenses                                     151.1        196.2
                                                       ________     ________

     Total current assets                               3,342.2      3,532.6

Property, plant and equipment                           2,006.9      1,819.6
     Less accumulated depreciation                        762.6        666.5
                                                       ________     ________

                                                        1,244.3      1,153.1

Identifiable intangible assets and goodwill               431.4        435.8
Deferred income taxes and other assets                    274.3        275.9
                                                       ________     ________

                                                       $5,292.2     $5,397.4
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $    0.9     $    1.6
     Notes payable                                        556.0        480.2
     Accounts payable                                     329.8        584.6
     Accrued liabilities                                  670.2        608.5
     Income taxes payable                                  34.1         28.9
                                                       ________     ________

          Total current liabilities                     1,591.0      1,703.8
Long-term debt                                            388.7        379.4
Deferred income taxes and other liabilities                54.1         52.3
Commitments and contingencies (Note 6)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-100.7 and
            101.5 shares outstanding                        0.2          0.2
          Class B-180.6 and 185.5 shares
               outstanding                                  2.7          2.7
     Capital in excess of stated value                    279.4        262.5
     Accumulated other comprehensive income               (66.8)       (47.2)
     Retained earnings                                  3,042.6      3,043.4
                                                       ________     ________

                                                        3,258.1      3,261.6
                                                       ________     ________

                                                       $5,292.2     $5,397.4
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                     Three Months Ended           Nine Months Ended
                                          February 28,               February 28,
                                      __________________         __________________

                                       1999        1998             1999        1998
                                       ____        ____             ____        ____

                                           (in millions, except per share data)
Revenues                              $2,176.8    $2,224.0         $6,594.6    $7,245.4
                                      _________   _________        _________   _________
Costs and expenses:
     Cost of sales                     1,364.9     1,428.8          4,157.1     4,503.9
     Selling and administrative          569.8       651.4          1,754.3     1,903.3
     Interest                             10.4        13.2             34.7        47.2
     Other expense                        26.3         8.0             58.4        27.5
                                      _________   _________        _________   _________

                                       1,971.4     2,101.4          6,004.5     6,481.9
                                      ________   __________        _________   _________

Income before income taxes               205.4       122.6            590.1       763.5

Income taxes                              81.2        49.5            233.1       296.2
                                       ________     ________       _________    _________

Net income                            $  124.2   $    73.1      $     357.0   $   467.3
                                       =========   =========      ==========   ==========

Basic earnings per common share       $   0.44   $    0.25      $      1.26   $    1.61
(Note 3)                               =========   =========      ==========   ==========
Diluted earnings per common share     $   0.44   $    0.25      $      1.24   $    1.58
(Note 3)                               =========   =========      ==========   ==========
Dividends declared per common share   $   0.12   $    0.12      $      0.36   $    0.34
                                       =========   =========      ==========   ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                             February 28,
                                                          _________________

                                                          1999         1998
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 357.0      $467.3
Income charges (credits) not
          affecting cash:
          Depreciation                                     151.2       133.0
          Deferred income taxes                               .1        (6.7)
          Amortization and other                            36.7        26.1
          Changes in other working capital
            components                                      69.1      (458.9)
                                                         _______      _______

          Cash provided by operations                      614.1       160.8
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (265.4)     (352.1)
          Disposals of property, plant and
            equipment                                       16.9        10.6
          Increase in other assets                         (46.9)      (59.5)
          Decrease in other liabilities                     (6.5)      (17.8)
                                                          _______     _______

          Cash used by investing activities               (301.9)     (418.8)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                         -        101.4
          Reductions in long-term debt
            including current portion                       (1.4)       (1.7)
          Decrease in notes payable                         75.8        76.5
          Proceeds from exercise of options                 18.2        24.4
          Repurchase of stock                             (262.6)     (152.0)
          Dividends - common and preferred                (102.3)      (92.8)
                                                          _______     _______

          Cash used by financing activities               (272.3)      (44.2)
                                                          _______     _______

Effect of exchange rate changes on cash                    (20.6)        7.1
Net increase (decrease) in cash and equivalents             19.3      (295.1)
Cash and equivalents, May 31, 1998 and 1997                108.6       445.4
                                                         _______      _______

Cash and equivalents, February 28, 1999
  and 1998                                               $ 127.9      $150.3
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine (9) months ended February 28, 1999 are not necessarily indicative of results to be expected for the entire year.

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

                              Three Months Ended         Nine Months Ended
                                 February 28,              February 28,
                              __________________         _________________

                               1999        1998            1999        1998
                               ____        ____            ____        ____

                                              (in millions)

Net Income                    $124.2      $ 73.1          $357.0      $467.3
Change in Cumulative
Translation Adjustment         (10.9)       (3.8)          (19.6)      (30.7)
                              _______     _______         _______     _______

Total Comprehensive Income    $113.3      $ 69.3           337.4       436.6
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

                              Three Months Ended         Nine Months Ended
                                 February 28,              February 28,
                              __________________         _________________

                               1999         1998          1999         1998
                               ____         ____          ____         ____

                                      (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                281.3        287.6         283.7        289.3
Assumed conversion of
   stock options                  4.8          5.6           4.9          6.5
                               ______       ______        ______       ______

Diluted average common
   shares outstanding           286.1        293.2         288.6        295.8
                               ======       ======        ======       ======

Basic earnings per
   common share                $ 0.44       $ 0.25        $ 1.26       $ 1.61
                               ======       ======        ======       ======
Diluted earnings per
   common share                $ 0.44       $ 0.25        $ 1.24       $ 1.58
                               ======       ======        ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          1999         1998
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,071.8     $1,303.8
                    Work-in-progress        47.1         34.7
                    Raw materials           28.5         58.1
                                        ________     ________

                                        $1,147.4     $1,396.6
                                        ========     ========

NOTE 5 - Restructuring charges:

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

     No increases to the 1998 restructuring charge were made during the first nine months of fiscal 1999. A total of $6.7 million of the restructuring accrual was not required due to changes in estimates related to severance payments of $1.1 million, a $3.1 million change in estimated vendor software costs related to Japan's software development, lease commitments of $1.5 million due to earlier sub-leasing than originally anticipated and other changes of $1.0 million. This amount is included in other expense on the income statement.

1999 Charge

     In the second quarter of fiscal 1999, an $18.7 million restructuring charge was taken due to further cost realignment programs in the Company's Asia Pacific region. An additional $0.8 million charge was added to this restructuring accrual during the current quarter which relates to similar plans announced in other countries in the region. The charge (detailed below in tabular format) was for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. The charge is included in other expense on the income statement.

     As of February 28, 1999, there were a total of 1,208 employees terminated in the original plan announced in the fourth quarter of fiscal 1998, with 1,180 having left the Company as of that date. An additional 287 employees were terminated in the plan announced during the second and third quarters of fiscal 1999 with 241 having left the Company as of February 28, 1999.



Detail of the 1998 restructuring charge is as follows:

(in millions)
                                            4th QTR FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/98                  2/28/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $18.8      $(31.0)        $26.0        $(5.0)

Severance packages                cash       (29.1)           9.0       (20.1)         18.8         (1.3)
Lease cancellations &
commitments                       cash       (10.8)           0.2       (10.6)          6.9         (3.7)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)            -         (0.3)          0.3           -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)           5.4       $(7.7)         $4.0        $(3.7)

Severance packages                cash        (4.6)           2.3        (2.3)          1.0         (1.3)
Lease cancellations &
commitments                       cash        (5.5)           0.1        (5.4)          3.0         (2.4)
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $25.4       $(6.2)         $4.7        $(1.5)

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          12.9        (6.2)          4.7         (1.5)
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $0.6       $(5.0)         $4.7        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $19.9       $(2.8)         $0.6        $(2.2)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)            -         (1.6)          0.2         (1.4)
Severance packages                cash        (1.2)            -         (1.2)          0.4         (0.8)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           2.4       $(4.7)         $2.7        $(2.0)

Cash                              cash        (0.6)            -         (0.6)          0.1         (0.5)
Non-cash                          non-cash    (6.5)           2.4        (4.1)          2.6         (1.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $1.8        $1.8         $(2.3)       $(0.5)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)         $74.3      $(55.6)        $40.4       $(15.2)
____________________________________________________________________________________________________________


Detail of the 1999 restructuring charge is as follows:

(in millions)
                                            2nd QTR FY99   ADDITIONAL
DESCRIPTION                     CASH/NON- RESTRUCTURING    3RD QTR     ACTIVITY   RESERVE
                                  CASH       CHARGE         CHARGE              BALANCE AT
                                                                                 2/28/99
__________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(18.7)         $(0.8)      $12.5     $(7.0)

Severance packages                cash        (8.7)          (0.4)        6.2      (2.9)
Lease cancellations &
commitments                       cash        (2.3)          (0.1)        0.4      (2.0)
Write-down of assets              non-cash    (5.5)          (0.3)        5.5      (0.3)
Other                             cash/non-   (2.2)             -         0.4      (1.8)
                                   cash
__________________________________________________________________________________________

<Table/>

NOTE 6 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Operating Results
_________________

     Net income for the third quarter of fiscal year 1999 was $124.2 million, a 70% increase compared to the $73.1 million in the prior year's third quarter.
Year-to-date net income decreased 24% to $357.0 million. The increase in net income for the quarter was the result of both a higher gross margin percentage and lower selling and administrative spending. For the year, revenues and gross margin trail last year, however the affect is somewhat offset by decreased levels of selling and administrative expenses.

     Consolidated revenues decreased 2%, or $47.2 million for the quarter, and 9%, or $650.7 million year-to-date. U.S. brand revenues in the quarter were fairly equal to last year's, increasing 1% to $1.159 million. Year-to-date U.S.
revenues decreased 8%, with a 9% drop in both footwear and apparel. This quarter was the first in five where U.S. revenues have exceeded the comparable period. The positive trend came from footwear, where revenues were up 4% in the quarter. The increase came from a 3% increase in pairs sold and a 1% increase in average selling price. Two of the largest categories, Running and Brand
Jordan, were up 28% and 27%, respectively. U.S. Apparel was down 8% in the quarter. The largest categories, Men's Branded Athletic and Team Sports, were down 18% and 5%, respectively. For the year the same categories were down 24% and 9%, respectively. Categories that experienced increases in the quarter included basketball, up 17%, running, up 15%, and Brand Jordan, up 5%.

     Total revenues in Europe were up 5%, or $28.5 million for the quarter.  For
the year, revenues have increased 8%.   Had the dollar remained constant,
revenues would have decreased 3% and increased 2% for the quarter and year-to-
date, respectively.  The revenue increase continues to be driven by growth in apparel, which increased 15% in the quarter (33% year-to-date), while footwear revenues were down.

     Revenues in the Asia Pacific region remain affected by the general economic crisis in the area. Revenues decreased 19% for the quarter and 39% year-to-date. Had the dollar remained constant, revenues would have decreased 24% and 34%, respectively. Revenues in Japan, the Company's second largest subsidiary, declined 26% (33% on a constant dollar basis) for the quarter and 47% for the year (43% on a constant dollar basis).

     Revenues in the Americas region decreased 22% for the quarter and 16% year-to-date, compared to last year. Results have been driven primarily by Canada, the largest country in the region, which has been experiencing a sluggish retail environment similar to the United States. The strengthening of the dollar, mostly in Canada and Mexico, has also affected results, with revenue down 18% for the quarter and 10% year-to-date, on a constant dollar basis in the region.

     Other Brands, which includes Bauer NIKE Hockey, Cole Haan, Nike Team Sports
(formally Sports Specialties), and NIKE IHM (which includes what was formally
Tetra Plastics), decreased 5% for the quarter and less than 1% year-to-date.



The breakdown of revenues follows:

                                           Three Months Ended               Nine Months Ended
                                              February 28,                    February 28,
                                           ___________________              ________________
                                                               %                                %
                                         1999       1998    change       1999       1998      change
                                        ______     ______   _______     ______     ______    ________

                                                                  (in millions)
U.S.A. REGION

   FOOTWEAR                              $828.5    $800.4      4%      $2,411.9  $2,644.1      -9%
   APPAREL                                304.3     331.0     -8%       1,074.6   1,174.5      -9%
   EQUIPMENT AND OTHER                     26.6      16.3     63%          69.2      53.0      31%
                                        _______   _______               _______   _______
     TOTAL U.S.A.                       1,159.4   1,147.7      1%       3,555.7   3,871.6      -8%

EUROPE REGION

   FOOTWEAR                               311.4     329.0     -5%         863.2     958.6     -10%
   APPAREL                                273.7     239.0     15%         800.2     600.3      33%
   EQUIPMENT AND OTHER                     14.7       3.3    345%          47.4      18.6     155%
                                        _______   _______               _______   _______
     TOTAL EUROPE                         599.8     571.3      5%       1,710.8   1,577.5       8%

ASIA PACIFIC REGION

   FOOTWEAR                               124.4     175.0    -29%         321.4     647.5     -50%
   APPAREL                                 92.3      98.2     -6%         273.0     353.0     -23%
   EQUIPMENT AND OTHER                      5.8       2.8    101%          16.4       5.8     183%
                                        _______   _______               _______   _______
     TOTAL ASIA PACIFIC                   222.5     276.0    -19%         610.8   1,006.3     -39%

AMERICAS REGION

   FOOTWEAR                                72.6      91.4    -21%         248.9     304.1     -18%
   APPAREL                                 29.8      41.7    -29%         119.3     138.0     -14%
   EQUIPMENT AND OTHER                      2.3       1.1    109%           8.8       5.7      54%
                                        _______   _______               _______   _______
     TOTAL AMERICAS                       104.7     134.2    -22%         377.0     447.8     -16%

                                        _______   _______               _______   _______
TOTAL NIKE BRAND                        2,086.4   2,129.2     -2%       6,254.3   6,903.2      -9%

OTHER & OTHER BRANDS                       90.4      94.8     -5%         340.3     342.2      -1%

                                        _______   _______               _______   _______
TOTAL REVENUES                         $2,176.8  $2,224.0     -2%      $6,594.6  $7,245.4      -9%
                                       ========  ========              ========  =========


     The Company's gross margin percentage for the third quarter was 37.3%, up from 35.8% in the prior year. On a year-to-date basis, margins were down slightly to 37.0% from 37.8% in the prior year. The improvement in margins for the quarter was mainly attributable to the focus on inventory clean up efforts achieved in previous quarters. In the USA and Asia Pacific regions, closeout product has been reduced dramatically, thereby minimizing the impact of discounted sales in those regions during the quarter.

     Selling and administrative expenses have decreased 13% from last year's third quarter and 8% year-to-date. Expenses for the quarter are also down as a percentage of revenues, and are only up slightly on a year-to-date basis.
Reductions in spending came from virtually every area of the Company's operations in the Company's continued efforts to better align its cost structure with overall revenue levels. The reductions include wage and wage-related costs, despite the effects of continued retail outlet store growth around the world.

     Interest expense has decreased for both the quarter and year-to-date periods, compared to last year, as the Company needed less short term debt to finance lower levels of inventories and accounts receivable. Other expense has increased over the prior year, mainly due to the $19.5 million restructuring charge (discussed further below). In addition, $18 million was charged to expense in the current fiscal year, $10.7 million during the third quarter, relating to capital projects that have been discontinued. Offsetting these charges was a $6.7 million reversal of fiscal 1998's restructuring charge.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between March and July 1999 totaled $3.8 billion, 4% lower than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which the Company will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.

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

     No increases to the 1998 restructuring charge were made during the first nine months of fiscal 1999. A total of $6.7 million of the restructuring accrual was not required due to changes in estimates related to severance payments of $1.1 million, a $3.1 million change in estimated vendor software costs related to Japan's software development, lease commitments of $1.5 million due to earlier sub-leasing than originally anticipated and other changes of $1.0 million. This amount is included in other expense on the income statement. The remaining liability balance is expected to be paid by the end of the fiscal year, except for certain lease payments that will fall into the first quarter of fiscal 2000. The only remaining non-cash item, relating to the disposal of sales exhibits, will be finalized by May 31, 1999.

     In the second quarter of fiscal 1999, an $18.7 million restructuring charge was taken due to further cost realignment programs in the Company's Asia Pacific region. An additional $0.8 million charge was added to this restructuring accrual during the current quarter which related to similar plans announced in other countries in the region. The charge (detailed below in tabular format) was for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. The charge is included in other expense on the income statement. The majority of the liability balance will be paid by May 31, 1999, excluding certain lease arrangements which will continue to be paid during the first quarter of fiscal
2000.

     As of February 28, 1999, there were a total of 1,208 employees terminated in the original plan announced in the fourth quarter of fiscal 1998, with 1,180 having left the Company as of that date. An additional 287 employees were terminated in the plans announced during the second and third quarters of fiscal
1999, with 241 having left the Company as of February 28, 1999.

Detail of the 1998 restructuring charge is as follows:


(in millions)
                                            4th QTR FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/98                  2/28/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $18.8      $(31.0)        $26.0        $(5.0)

Severance packages                cash       (29.1)           9.0       (20.1)         18.8         (1.3)
Lease cancellations &
commitments                       cash       (10.8)           0.2       (10.6)          6.9         (3.7)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)            -         (0.3)          0.3           -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)           5.4       $(7.7)         $4.0        $(3.7)

Severance packages                cash        (4.6)           2.3        (2.3)          1.0         (1.3)
Lease cancellations &
commitments                       cash        (5.5)           0.1        (5.4)          3.0         (2.4)
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $25.4       $(6.2)         $4.7        $(1.5)

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          12.9        (6.2)          4.7         (1.5)
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $0.6       $(5.0)         $4.7        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $19.9       $(2.8)         $0.6        $(2.2)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)            -         (1.6)          0.2         (1.4)
Severance packages                cash        (1.2)            -         (1.2)          0.4         (0.8)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           2.4       $(4.7)         $2.7        $(2.0)

Cash                              cash        (0.6)            -         (0.6)          0.1         (0.5)
Non-cash                          non-cash    (6.5)           2.4        (4.1)          2.6         (1.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $1.8        $1.8         $(2.3)       $(0.5)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)         $74.3      $(55.6)        $40.4       $(15.2)
____________________________________________________________________________________________________________


Detail of the 1999 restructuring charge is as follows:

(in millions)
                                            2nd QTR FY99   ADDITIONAL
DESCRIPTION                     CASH/NON- RESTRUCTURING    3RD QTR     ACTIVITY   RESERVE
                                  CASH       CHARGE         CHARGE              BALANCE AT
                                                                                 2/28/99
__________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(18.7)         $(0.8)      $12.5     $(7.0)

Severance packages                cash        (8.7)          (0.4)        6.2      (2.9)
Lease cancellations &
commitments                       cash        (2.3)          (0.1)        0.4      (2.0)
Write-down of assets              non-cash    (5.5)          (0.3)        5.5      (0.3)
Other                             cash/non-   (2.2)             -         0.4      (1.8)
                                   cash
__________________________________________________________________________________________

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

Year 2000 Readiness Disclosure

     The Year 2000 issue is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 or some other year, rather than the year 2000.
This could result in system failures or miscalculations leading to disruptions in NIKE's activities and operations (the "Year 2000" or "Y2K" issue). If we or our significant suppliers or customers fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 issue could have a material adverse effect on our financial condition, results of operations or liquidity.

STATE OF READINESS

     Project Categories

     In May 1997, NIKE established a corporate-wide project team to oversee, monitor and coordinate the Company-wide Year 2000 effort. Our Year 2000 project focuses on three areas: (1) information technology ("IT") systems, such as application software, mainframes, PCs, networks and production control systems;
(2) non-IT systems, such as equipment, machinery, climate control and security systems, which may contain microcontrollers with embedded technology; and (3) suppliers and customers.

     NIKE uses a four-phase approach to fix or replace non-compliant IT systems:

     (1) inventory, assessment of risks and impact and prioritization of projects:

              -  Tier 1-critical (vital to business operations)

              -  Tier 2-high priority (important to business operations)

              - Tier 3-moderate priority (minor disruption to operations expected if non-compliant)

              - Tier 4-low priority (will not disrupt operations even if non-compliant);

      (2) remediation (fix, replace or develop contingency plans for non-compliant systems);

      (3)    testing (validation) and implementation; and

      (4)    completion and auditing results where appropriate.

When appropriate, we have engaged the services of independent consultants to analyze and develop testing standards, quality assurance and contingency plans.
We use our internal auditing department to review Year 2000 compliance and have consulted with external independent consultants to evaluate and review those results.

     IT Projects

     By early 1999, we had identified 148 major internal IT remediation projects worldwide. We have completed our assessment and prioritization of all of our IT systems. Of the 148 projects, we have completed and tested 71 as Year 2000 compliant as of March 31, 1998. Of the remaining 77 projects, we have consolidated 37 small projects into nine global projects to accelerate their completion. Of the remaining 40 projects, we have classified five as Tier 1 and nine as Tier 2. NIKE expects that half of these 14 Tier 1 and Tier 2 projects will be completed as Year 2000 compliant by May 31, 1999. For the other half, we expect to finish remediation and be in final testing by August 31, 1999, and to be completed as Year 2000 compliant by November 30, 1999. We have classified the remaining 26 projects as Tier 3 or Tier 4. NIKE expects that all of these projects will be completed as Year 2000 compliant by July 31, 1999.

     Non-IT Projects

     By early 1999, we had identified 27 major internal non-IT remediation projects worldwide. We have completed our assessment and prioritization of all of our major non-IT projects. We have designated all 27 of these projects as high priority. These include facilities that are critical to NIKE's business operations, which may involve equipment, machinery, climate control and security systems. We are currently remediating these priority non-IT projects and expect to complete all priority non-IT projects as Year 2000 compliant by August 31, 1999. We have classified the remaining non-IT projects as non-priority non-IT projects, which include climate control, security and mechanical systems in buildings that are not critical to our business operations. To the extent that these non-priority non-IT projects may not be completed by December 31, 1999, we do not expect that any non-compliance or failure of any non-priority non-IT systems, individually or in the aggregate, will have a material adverse effect on NIKEs manufacturing, distribution, inventory control or the management and collection of our accounts receivable. For this reason, we have not set a completion date for remediation of the remaining non-priority non-IT systems.

     Suppliers and Customers

     We have focused our Year 2000 compliance efforts on our significant suppliers and customers-those that are material to our business-and are assessing the Year 2000 readiness of these significant suppliers and customers.
We have assessed the Year 2000 readiness of 460 of our suppliers, 168 of which we consider to be significant suppliers. We have also assessed the Year 2000 readiness of 151 customers, 80 of which we consider to be significant customers.
We have relationships with significant suppliers and customers in most of the locations in which we operate. See "Manufacturing" above. The level of preparedness of our significant suppliers and customers can vary greatly from operation to operation and country to country. NIKE relies on suppliers to timely deliver a broad range of goods and services worldwide, including raw materials, footwear, apparel, accessories, equipment, advertising, transportation services, banking services, telecommunications and utilities.
Moreover, our suppliers rely on countless other suppliers, over which we may have little or no influence regarding Year 2000 compliance.

     We have sent surveys to all of our significant suppliers and customers to determine the extent to which we may be affected by those third parties' Y2K preparedness plans. A substantial majority of our significant suppliers and customers have not responded to our surveys, or have not provided assurance of their Year 2000 readiness, or have not responded with sufficient detail for us to determine their Year 2000 readiness. In the absence of adequate responses, we are making independent assessments of our significant suppliers and customers and the countries in which they operate, which include direct contact and discussions with persons coordinating Y2K compliance efforts for our significant suppliers and customers. We also research regulatory filings and other public information available to NIKE provided by our significant suppliers and customers and, in general, countries in which they operate.

CONTINGENCY PLANS

     Having completed our identification and assessment of major projects, our "worst-case scenario" would be a failure of multiple significant suppliers to supply merchandise or services for a prolonged period of time that would materially impair our ability to ship product in a timely and reliable manner to our customers. Although the occurrence of this scenario could have a material adverse effect on NIKE, we do not have a basis to determine at this time whether such a scenario is reasonably likely to occur. We believe that suppliers present the area of greatest risk to disruption of our operations because of our limited ability to influence actions of third parties or to estimate the level and impact of noncompliance of third parties throughout the extended supply chain.

     We are currently developing contingency plans for our significant suppliers and customers, which we expect to finalize by August 31, 1999. In addition, we are developing contingency plans that assume some estimated level of noncompliance by, or business disruption to, certain other suppliers and customers on a case-by-case basis, which we will continue to develop on an as-needed basis throughout 1999. We are also developing contingency plans for our Tier 1 IT systems, which plans we expect to finalize by August 31, 1999.

     The contingency plans for our suppliers and customers include, where appropriate, (a) booking orders and manufacturing and shipping products before anticipated business disruptions, (b) shifting production capacity from facilities that NIKE determines to be at high risk of noncompliance or business disruption, (c) consolidating finance vendors and (d) temporarily discontinuing business with suppliers determined to be high risk of noncompliance or business disruption and finding alternative suppliers.

     The contingency plans for our Tier 1 IT systems include, where appropriate,
(a) manual work processes, (b) storing additional sets of backup data before critical process dates, (c) off-site system recovery and (d) temporarily shifting production software from one hardware system to another.

     We continually update our assessments and revise our contingency plans for our significant suppliers and customers as we receive additional information
from them concerning their Y2K preparedness.   However, judgments regarding
contingency plans-such as how to develop them and to what extent-are subject to many variables and uncertainties.  There can be no assurance that NIKE will correctly anticipate the level, impact or duration of noncompliance by its
suppliers and customers.   As a result, there is no certainty that our
contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers and customers and some material adverse effect to NIKE may result from one or more third parties regardless of our contingency plans.  The failure of any such contingency plan could have a material adverse effect on NIKE's financial condition, results of operations or liquidity.

     COSTS

     As of February 28, 1999, NIKE estimates that total costs related to the Year 2000 issue will be approximately $105 to $120 million, of which approximately $78 million have been incurred. Of the $78 million, approximately
$20 million are external expenses, $17 million internal costs and $41 million replacement projects. Approximately $10 million of these expenses will be capitalized; the remainder has been expensed as incurred. We presently believe that the total cost of achieving Year 2000 compliant systems will not be material to our financial condition, liquidity or results of operations. NIKE funds Year 2000 costs through operating cash flows.

     Estimates of time, cost and risk estimates are based on currently available information. Developments that could affect estimates include, but are not limited to: the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and systems; cooperation and Year
2000 readiness of our suppliers and customers (and their suppliers and customers); and the ability to correctly anticipate risks and implement suitable contingency plans in the event of system failures at NIKE or with our suppliers and customers (and their suppliers and customers).

     The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year
2000 Information and Readiness Disclosure Act of 1998.

Liquidity and Capital Resources

     The Company's financial position remained strong at February 28, 1999.
Compared to May 31, 1998 shareholder's equity remained fairly consistent at $3.3 billion. Working capital decreased 4% to $1.8 billion and the current ratio was 2.10:1 at February 28, 1999 compared to 2.07:1 at May 31, 1998.

     Cash provided by operations increased $453 million compared to the first
nine months of last year.   Working capital changes were the main reason for the
increase, primarily the decrease in inventory levels.  Consolidated inventory levels at February 28, 1999 were 27% lower than last February and 18% lower than
May 31, 1998.  In the current year the decrease in inventories was offset by a decrease in current payables and liabilities due to the slow down in spending and lower inventory levels.

     Additions to property, plant and equipment for the first nine months of fiscal 1999 were $265.4 million, the largest single component being expenditures related to the expansion of the Company's U.S. headquarters. In addition, approx. $47 million has been expended for expansion of retail stores around the world.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs.
Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program, under which there was $255.3 million outstanding at February 28, 1999.

     Dividends per share of common stock for the third quarter of fiscal 1999 remained at $.12 per share, the same level as the previous year.

     As of February 28, 1999, the Company purchased a total of 8.0 million shares of NIKE's Class B common stock for $318 million in the open market since the $1 billion share repurchase program was approved in December 1997. During the first nine months of fiscal 1999, the Company purchased a total of 6.8 million shares for $264 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

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

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending
      February 28, 1999.

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


DATED:  April 14, 1999


