Form 10-K
period 1999-05-31
NIKE INC
filed 1999-08-26
CIK 320187

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

                               ----------------

  (Mark
  One)
  [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

      FOR THE FISCAL YEAR ENDED MAY 31, 1999

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD

      FROM       TO      .

                          COMMISSION FILE NO. 1-10635

                               ----------------

                                  NIKE, Inc.
            (Exact name of Registrant as specified in its charter)

                   OREGON                                        93-0584541
       (State or other jurisdiction of
               incorporation)                        (IRS Employer Identification No.)

                              One Bowerman Drive
                         Beaverton, Oregon 97005-6453
              (Address of principal executive offices) (Zip Code)

                                (503) 671-6453
              Registrant's Telephone Number, Including Area Code:

                               ----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:

            (Title of each class)               (Name of each exchange on which registered)
            ---------------------               -------------------------------------------
            Class B Common Stock                          New York Stock Exchange
                                                           Pacific Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:
                                     None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of July 23, 1999, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $204,814,959 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $9,995,049,838.

   As of July 23, 1999, the number of shares of the Registrant's Class A Common Stock outstanding was 100,691,171 and the number of shares of the Registrant's Class B Common Stock outstanding was 181,531,604.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Parts of Registrant's Proxy Statement dated August 13, 1999 for the annual meeting of shareholders to be held on September 22, 1999 are incorporated by reference into Part III of this Report.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   NIKE, INC.

                                 ANNUAL REPORT
                                  ON FORM 10-K

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I

  ITEM 1.  BUSINESS.....................................................     1
           General......................................................     1
           Products.....................................................     1
           Sales and Marketing..........................................     2
           United States Market.........................................     2
           International Markets........................................     3
           Significant Customers........................................     3
           Orders.......................................................     4
           Product Research and Development.............................     4
           Manufacturing................................................     4
           Trade Legislation............................................     5
           Competition..................................................     6
           Trademarks and Patents.......................................     6
           Employees....................................................     7
           Executive Officers of the Registrant.........................     7
  ITEM 2.  PROPERTIES...................................................     9
  ITEM 3.  LEGAL PROCEEDINGS............................................     9
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........     9


 PART II


  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.....................................................     9
  ITEM 6.  SELECTED FINANCIAL DATA......................................    10
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS...................................    11
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS...    22
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA...................    24


 PART III  (Except for the information set forth under "Executive
            Officers of the Registrant" in Item I above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 1999 annual meeting of shareholders.)

  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE....................................    47
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........    47


 PART IV


  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K....................................................    48
 SIGNATURES..............................................................  S-1

                                    PART I

Item 1. Business

General

   NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms "we", "us", "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

   Our principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to approximately 20,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 110 countries around the world. Virtually all of our products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

Products

   NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovative design. Running, basketball, children's, cross-training and women's shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. However, we also market shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities, auto racing, and other athletic and recreational uses.

   We sell active sports apparel covering each of the above categories, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in "collections" of similar design or for specific purposes.

   We sell a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, and other equipment designed for sports activities.

   We also sell a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan(R) through our wholly-owned subsidiary, Cole Haan Holdings Incorporated, headquartered in Maine. We market a line of headwear with licensed team logos under the brand name "Sports Specialties", through our wholly-owned subsidiary, NIKE Team Sports, Inc. (formerly known as Sports Specialties Corporation). We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

   Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Montreal, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer(R) and NIKE(R) brand names. Bauer also offers a full selection of products for street, roller and field hockey.

Sales and Marketing

   The table below shows certain information regarding NIKE's United States and international (non-U.S.) revenues for the last three fiscal years.

May 31,                                1999   % CHG     1998   % CHG      1997
-------                              -------- -----   -------- ------   --------
                                                  (in millions)
USA Region
 Footwear........................... $3,244.6  (7.3)% $3,498.7   (6.8)% $3,753.6
 Apparel............................  1,385.3 (11.0)%  1,556.3   10.6%   1,406.6
 Equipment and other................     93.8  11.1%      84.4  103.9%      41.4
                                     -------- -----   -------- ------   --------
  Total USA.........................  4,723.7  (8.1)%  5,139.4   (1.2)%  5,201.6
                                     -------- -----   -------- ------   --------
Europe Region
 Footwear...........................  1,182.7  (6.6)%  1,266.6    5.8%   1,197.1
 Apparel............................  1,005.1  26.3%     795.9   34.4%     592.0
 Equipment and other................     68.0 102.4%      33.6 4700.0%       0.7
                                     -------- -----   -------- ------   --------
  Total Europe......................  2,255.8   7.6%   2,096.1   17.1%   1,789.8
                                     -------- -----   -------- ------   --------
Asia Pacific Region
 Footwear...........................    455.3 (42.4)%    790.7   (8.0)%    859.0
 Apparel............................    366.0 (19.3)%    453.4   18.4%     382.8
 Equipment and other................     23.2 136.7%       9.8 9700.0%       0.1
                                     -------- -----   -------- ------   --------
  Total Asia Pacific................    844.5 (32.7)%  1,253.9    1.0%   1,241.9
                                     -------- -----   -------- ------   --------
Americas Region
 Footwear...........................    335.8 (16.7)%    403.0   20.3%     334.9
 Apparel............................    158.4 (14.9)%    186.2   66.0%     112.2
 Equipment and other................     12.9  31.6%       9.8  366.7%       2.1
                                     -------- -----   -------- ------   --------
  Total Americas....................    507.1 (15.3)%    599.0   33.3%     449.2
                                     -------- -----   -------- ------   --------
Total NIKE brand....................  8,331.1  (8.3)%  9,088.4    4.7%   8,682.5
                                     -------- -----   -------- ------   --------
Other brands........................    445.8  (4.1)%    464.7   (7.8)%    504.0
                                     -------- -----   -------- ------   --------
Total Revenues...................... $8,776.9  (8.1)% $9,553.1    4.0%  $9,186.5
                                     ======== =====   ======== ======   ========

   Financial information about geographic and segment operations appears in
Note 16 of the consolidated financial statements on page 43.

   We experience moderate fluctuations in aggregate sales volume during the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear and apparel.

   Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must therefore respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through aggressive marketing. This is a continuing risk. Failure to timely and adequately respond could have a material adverse affect on our sales and profitability.

United States Market

   During fiscal 1999, sales to our approximately 20,000 retail accounts in the United States accounted for approximately 57 percent of total revenues, compared to 57 percent in fiscal 1998 and 62 percent in fiscal 1997. The domestic retail account base NIKE brand includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year 1999, our three largest customers accounted for approximately 26 percent of sales in the United States.

   We make substantial use of our "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 1999, 91 percent of our domestic footwear shipments (excluding Cole Haan and Bauer) were made under the futures program, compared to 85 percent in fiscal 1998 and 93 percent in fiscal 1997. In fiscal 1999, 80 percent of our domestic apparel shipments were made under the futures program, compared to 84 percent in fiscal 1998, and 86 percent in 1997.

   We utilize 19 NIKE sales offices to solicit sales in the United States. We also utilize 35 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

   Retail Stores                                                        Number
   -------------                                                        ------
   NIKE factory stores (which carry primarily B-grade and close-out
    merchandise).......................................................   74
   NIKE stores.........................................................    2
   NIKETOWNs (designed to showcase NIKE products)......................   13
   Employee-only stores................................................    3
   Cole Haan stores (including factory and employee stores)............   31
                                                                         ---
     Total.............................................................  123

   NIKE's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Cole Haan footwear and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, and Sports Specialties headwear is shipped from Irvine, California.

International Markets

   We currently market our products in approximately 110 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. We operate 18 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distribute through independent distributors and licensees. We estimate that our products are sold through more than 30,000 retail accounts outside the United States. Non-U.S. sales accounted for 43 percent of total revenues in fiscal 1999, compared to 43 percent in fiscal 1998 and 38 percent in fiscal 1997. In many countries and regions, including Japan, Canada, Asia, South America, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. We are developing the program in other countries. NIKE's three largest customers outside of the U.S. accounted for approximately 8 percent of non-U.S. sales.

   International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Denmark, Finland, France, Germany, Hong Kong, Indonesia, India, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Portugal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, the United Kingdom, and Vietnam.

   We operate 52 retail outlets outside the United States, which are comprised of NIKETOWNs, factory stores, employee stores, and Cole Haan stores.

Significant Customers

   Venator Group Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 10 percent of global net sales of NIKE brand products during fiscal 1999. No other customer accounted for 10 percent or more of our net sales during fiscal 1999.

Orders

   As of May 31, 1999, our worldwide futures orders for NIKE brand athletic footwear and apparel totaled $4.2 billion, compared to $4.1 billion as of May 31, 1998. These orders are scheduled for delivery from June through November of 1999. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

Product Research and Development

   We believe that our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that reduce or eliminate injury, aid athletic performance and maximize comfort.

   In addition to NIKE's own staff of specialists in the areas of biomechanics, exercise physiology, engineering, industrial design and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials and concepts for product improvement. Employee athletes wear-test and evaluate products during the design and development process.

   In fiscal 1999, we spent approximately $97.5 million on product research, development and evaluation, compared to $106.7 million in 1998, and $73.2 million in 1997.

Manufacturing

   In fiscal 1999, approximately 49 percent of total NIKE brand apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 34 countries. Most of this apparel production occurred in Bangladesh, China, Hong Kong, Indonesia, Malaysia, Mexico, The Philippines, Singapore, Sri Lanka, Taiwan, and Thailand. Substantially all of our apparel production for sale to the international market was manufactured outside the U.S.

   Virtually all of our footwear is produced outside of the United States. In fiscal 1999, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear:

   Country                                                               Percent
   -------                                                               -------
   People's Republic of China...........................................    40
   Indonesia............................................................    30
   Vietnam..............................................................    12
   Thailand.............................................................    11
   Italy................................................................     2
   The Philippines......................................................     2
   Taiwan...............................................................     2
   South Korea..........................................................     1

We also have manufacturing agreements with independent factories in Argentina, Brazil, and Mexico, to manufacture footwear for sale within those countries. Our largest single supplier accounted for approximately 8 percent of total fiscal 1999 footwear production.

   The principal materials used in our footwear products are natural and synthetic rubber, vinyl and plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make AIR-SOLE cushioning components. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements. NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, is our sole supplier of the AIR-SOLE cushioning components used in footwear.

   Our international operations are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. See "Trade Legislation" below. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring. We believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from its present suppliers outside of the United States. If events prevented us from acquiring products from our suppliers in a particular country, our footwear operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe that we could eliminate any such disruption within a period of no more than 12 months, and that any adverse impact would, therefore, be of a short-term nature. We believe that our principal competitors are subject to similar risks.

   All of our products manufactured overseas and imported into the United States and other countries are subject to duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of our products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect the sales or profitability of NIKE and the imported footwear and apparel industry as a whole.

   Since 1972, Nissho Iwai American Corporation ("NIAC"), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant financing and export-import services for us. NIAC currently provides logistics and buying agency services, including trade financing, in connection with more than 80 percent of all of the athletic footwear and apparel imported into the United States and other countries around the world. Any failure of NIAC to provide these services could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in a timely manner, possibly resulting in cancelled orders that would adversely affect sales or profitability. We believe that any such disruption would be short term in duration due to the ready availability of alternative sources of services and financing at competitive rates. Our current agreements with NIAC expire on May 31, 2001.

Trade Legislation

   Our non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1994, the European Commission imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several Member States. Footwear designed for athletic use, meeting certain technical criteria and having a CIF price above 9 euros ("Special Technology Athletic Footwear" or "STAF"), is excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not had a material effect on our business.

   In 1995, the EU Commission, at the request of European footwear manufacturers, initiated two anti-dumping investigations covering footwear imported from the People's Republic of China, Indonesia and Thailand. As a result, in October 1997 the Commission imposed definitive anti-dumping duties on certain textile upper footwear imported from China and Indonesia. In February 1998, the Commission imposed definitive anti-dumping duties on certain synthetic and leather upper footwear originating in China, Indonesia and Thailand. In the case of textile upper footwear, the anti-dumping duties do not cover sports footwear. In the case of synthetic and leather upper footwear, the anti-dumping duties do not cover footwear meeting the STAF technical criteria and with a CIF price above 5.7 euros. As a result, the anti-dumping duties for synthetic and leather upper footwear apply only to low cost footwear. In our case, these duties primarily impact children's shoes and low cost sandals. While the exclusions are subject to some interpretation by customs authorities, we believe that most of our footwear sourced in the target countries for sale in the EU fits within the exclusions. Accordingly, our business has not been materially affected by the anti-dumping duties.

   While we have no reason to believe that the sports footwear exclusions from the quotas and anti-dumping duties will be eliminated, we are aware that the European Commission has in the past considered, and continues to consider, certain revisions to the exclusions. These revisions generally seek to clarify the scope of the exclusions by the addition of specified technical criteria. We are unable at this time to predict the outcome of these discussions, but will closely monitor further developments and will seek, by individual action and through relevant trade associations, to prevent imposition of exclusions that would subject a greater portion of our products to the quotas and anti-dumping duties. If the exclusions were made more restrictive, we would consider, in addition to its possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our major competitors stand in much the same position regarding these trade measures.

   In June 1999, President Clinton extended to June 2000 non-discriminatory "normal trade relations" ("NTR", formerly "most favored nation") trading status to the People's Republic of China ("China"), and Congress supported the President's decision. Under U.S. law, NTR status for China is extended annually. The United States has extended NTR status to China each year since 1980. China is a material source of footwear production for NIKE. A revocation of NTR status would result in a substantial increase in tariff rates on goods imported from China, and, therefore could adversely affect our operations. While the United States continues to have foreign policy as well as human rights concerns with China, the Clinton Administration and the Congress have opposed using China's NTR status as a means of addressing these concerns. However, even if NIKE's Chinese sources were affected by a change in China's NTR status, we believe that the impact of such change would not have a long term, material adverse impact on our business.

   In 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action is a step toward restoration of full trade relations including the United States granting non-discriminatory NTR trading status to Vietnam which would result in lower tariffs between the two countries. In July of 1999 the United States and Vietnam reached an agreement in principle on a comprehensive bilateral trade agreement, which would, amongst other things, provide reciprocal NTR between the two countries. Once the agreement is signed and approved by the U.S. Congress and the Vietnamese National Assembly, the United States will grant an annual extension of NTR to Vietnam, which must be renewed annually by the President. Although we are currently unable to predict the likely timing of Congressional consideration of the trade agreement, it is likely to occur within fiscal year 2000. We are currently sourcing footwear and apparel products from factories in Vietnam. If Congress approves the trade agreement, the granting of NTR trading status for Vietnam could expand our production and marketing opportunities in Vietnam.

Competition

   The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with an increasing number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment, including Reebok, Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the athletic and leisure footwear and apparel and athletic equipment markets constitute significant risk factors in our operations.

   NIKE is the largest seller of athletic footwear and athletic apparel in the world. Performance and reliability of shoes, apparel, and equipment, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear, apparel and equipment industry. We believe that we are competitive in all of these areas.

Trademarks and Patents

   We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE(R) and Swoosh(R) design trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

   NIKE has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE Air patents expired in 1997, which may enable competitors to use certain types of NIKE Air technology. Subsequent NIKE Air patents will not expire for several years. We also have a number of patents covering components and features used in various athletic and leisure shoes. We believe that our success depends upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

   We had approximately 20,700 employees at May 31, 1999. Management considers its relationship with employees to be excellent. With the exception of Bauer NIKE Hockey Inc., our employees are not represented by a union. Of Bauer NIKE Hockey's North American employees, approximately 55 percent, or fewer than 700, are covered by three union collective bargaining agreements with three separate bargaining units, and all of Bauer NIKE Hockey's approximately 160 employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 1999 through 2003. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

   The executive officers of NIKE as of July 31, 1999 are as follows:

   Philip H. Knight, Chief Executive Officer--Mr. Knight, 61, a director since 1968, is Chief Executive Officer and Chairman of the Board of Directors of NIKE. Mr. Knight is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

   Jeffrey M. Cava, Vice President, Global Human Resources--Mr. Cava, 47, has been employed by NIKE since 1996, with primary responsibility for NIKE's Global Human Resources. Previous to NIKE, Mr. Cava held the position of Vice President, Human Resources, Walt Disney Consumer Products, Burbank, California.

   Thomas E. Clarke, President and Chief Operating Officer--Dr. Clarke, 48, a director since 1994, joined NIKE in 1980. Dr. Clarke has held various positions with NIKE, primarily in research, design, development and marketing. He was appointed divisional vice president in charge of marketing in 1987. He was elected Vice President in 1989 and appointed General Manager in 1990. Dr. Clarke holds a Doctorate degree in biomechanics.

   Martin P. Coles, Vice President and General Manager of Europe Region--Mr. Coles, 44, has been employed by NIKE since October 1992. Mr. Coles joined NIKE as Director of Logistics/Customer Service Europe. He was appointed Vice President and General Manager of Western Europe in February 1994, and elected Corporate Vice President Europe Region in May 1997. Prior to joining NIKE, he was Vice President, Operations, Pepsi-Cola Central in Chicago.

   Gary M. DeStefano, Vice President and General Manager of Asia Pacific--Mr. DeStefano, 42, has been employed by NIKE since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, and Vice President and General Manager of Asia Pacific in March 1997.

   Robert E. Harold, Interim Chief Financial Officer--Mr. Harold, 52, joined NIKE as Controller, Footwear Division in 1984. He was appointed Controller, Footwear and Apparel in 1989 and Global Brand Controller in 1996. Mr. Harold became Interim Chief Financial Officer in January 1998. Prior to joining NIKE, he was a Senior Manager with Price Waterhouse, and Vice President of Finance for Northwest Marine Iron Works in Portland, Oregon. Mr. Harold is a certified public accountant.

   Timothy J. Joyce, Vice President, Global Sales--Mr. Joyce, 43, has been employed by NIKE since 1980, with primary responsibilities in Sales. He was appointed Regional Sales Manager in 1987, Director of USA Footwear Sales in 1990 and Director of European Sales in 1994. Mr. Joyce was appointed Divisional Vice President in charge of Global Sales in 1997.

   Andrew P. Mooney, Vice President Global Apparel--Mr. Mooney, 44, has been employed by NIKE since 1979. He began as Financial Controller for NIKE in Great Britain, relocating to the United States in 1984 to join the U.S. marketing team. Since 1992, he has served as Vice President of Brand Marketing, Equipment, and Global Brand Management. In 1999, he was elected Vice President of Global Apparel.

   Mark G. Parker, Vice President and General Manager, Consumer Product Marketing--Mr. Parker, 42, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, appointed General Manager in 1993, and Vice President of Global Footwear in 1998.

   Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary--Mr. Stewart, 52, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was elected Vice President and General Counsel in 1991. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

   Ian T. Todd, Vice President, Global Sports Marketing--Mr. Todd, 52, joined NIKE in June 1998. He was formerly Senior Vice President and Managing Director of IMG Europe, Africa and the Middle East.

   Kevin G. Wulff, Vice President and General Manager, USA Region--Mr. Wulff, 48, has been employed by NIKE since 1993. He has served as General Manager of NIKE International, General Manager of Canada, Vice President and General Manager of The Americas Region, and in 1998 was elected Vice President and General Manager of the USA Region. Prior to joining NIKE, Mr. Wulff was employed as an executive with Miller Brewing Company and was President and General Manager of Miller Brands of the East Bay.

Item 2. Properties

   Following is a summary of principal properties owned or leased by NIKE. Our leases expire at various dates through the year 2017.

U.S. Administrative Offices:         Wilsonville, Oregon
 Beaverton, Oregon (18               Memphis, Tennessee (2 locations)--1 leased
 locations)--17 leased               Irvine, California--leased
 Wilsonville, Oregon                 Canada (2 locations)--leased
 Memphis, Tennessee (2               Latin America (3 locations)--leased
 locations)--1 leased                Europe (3 locations)--2 leased
 Yarmouth, Maine                     Asia Pacific (10 locations)--leased
 Charlotte, North Carolina--leased
 Irvine, California--leased         International Production Offices:
International Administrative         Asia Pacific (12 locations)--leased
 Offices:                            Latin America (3 locations)--leased
 Canada (5 locations)--leased        Europe (1 location)--leased
 Europe (16 locations)--leased
 Asia Pacific (15 locations)--      Manufacturing Facilities:
 leased                              United States (9 locations)--leased
 Latin America (7 locations)--       Canada (3 locations)--2 leased
 leased                              Europe (3 locations)
 Africa (2 locations)--leased        Asia Pacific (1 location)--leased

Sales Offices and Showrooms:        Retail Outlets:
 United States (21 locations)--      United States (123 locations)--120 leased
 leased                              Canada (6 locations)--leased
 Canada (4 locations)--leased        Europe (27 locations)--leased
 Europe (21 locations)--leased       Asia Pacific (17 locations)--leased
 Asia Pacific (14 locations)--       Latin America (2 locations)--leased
 leased
 Latin America (7 locations)--
 leased
 Africa (2 locations)--leased

Distribution Facilities:
 Greenland, New Hampshire--leased

Item 3. Legal Proceedings

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4. Submission Of Matters To A Vote Of Security Holders

   No matter was submitted during the fourth quarter of the 1999 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   NIKE's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 23, 1999, there were 16,822 holders of record of our Class B Common Stock and 31 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

   We refer to the table entitled "Selected Quarterly Financial Data" in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990, the 2-for-1 stock split that became effective in October of 1995 and the 2-for-1 stock split that became effective in October 1996. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 1998 and 1999 fiscal years.

Item 6. Selected Financial Data
                               FINANCIAL HISTORY

                     1999      1998      1997      1996      1995     1994     1993     1992     1991     1990     1989
                   --------- --------- --------- --------- -------- -------- -------- -------- -------- -------- --------
                                         (in millions, except per share data and financial ratios)
Year Ended May
31,
Revenues.........  $ 8,776.9 $ 9,553.1 $ 9,186.5 $ 6,470.6 $4,760.8 $3,789.7 $3,931.0 $3,405.2 $3,003.6 $2,235.2 $1,710.8
Gross margin.....    3,283.4   3,487.6   3,683.5   2,563.9  1,895.6  1,488.2  1,544.0  1,316.1  1,153.1    851.1    636.0
Gross margin %...      37.4%     36.5%     40.1%     39.6%    39.8%    39.3%    39.3%    38.7%    38.4%    38.1%    37.2%
Restructuring
 charge, net.....       45.1     129.9        --        --       --       --       --       --       --       --       --
Net income.......      451.4     399.6     795.8     553.2    399.7    298.8    365.0    329.2    287.0    243.0    167.0
Basic earnings
 per common
 share...........       1.59      1.38      2.76      1.93     1.38     1.00     1.20     1.09     0.96     0.81     0.56
Diluted earnings
 per common
 share...........       1.57      1.35      2.68      1.88     1.36     0.99     1.18     1.07     0.94     0.80     0.56
Average common
 shares
 outstanding.....      283.3     288.7     288.4     286.6    289.6    298.6    302.9    301.7    300.4    299.1    297.7
Diluted average
 common shares
 outstanding.....      288.3     295.0     297.0     293.6    294.0    301.8    308.3    306.4    304.3    302.7    300.6
Cash dividends
 declared per
 common share....       0.48      0.46      0.38      0.29     0.24     0.20     0.19     0.15     0.13     0.10     0.07
Cash flow from
 operations......      961.0     517.5     323.1     339.7    254.9    576.5    265.3    435.8     11.1    127.1    169.4
Price range of
 common stock
 High............     65.500    64.125    76.375    52.063   20.156   18.688   22.563   19.344   13.625   10.375    4.969
 Low.............     31.750    37.750    47.875    19.531   14.063   10.781   13.750    8.781    6.500    4.750    2.891
At May 31,
Cash and
 equivalents.....  $   198.1 $   108.6 $   445.4 $   262.1 $  216.1 $  518.8 $  291.3 $  260.1 $  119.8 $   90.4 $   85.7
Inventories......    1,199.3   1,396.6   1,338.6     931.2    629.7    470.0    593.0    471.2    586.6    309.5    222.9
Working capital..    1,818.0   1,828.8   1,964.0   1,259.9    938.4  1,208.4  1,165.2    964.3    662.6    561.6    419.6
Total assets.....    5,247.7   5,397.4   5,361.2   3,951.6  3,142.7  2,373.8  2,186.3  1,871.7  1,707.2  1,093.4    824.2
Long-term debt...      386.1     379.4     296.0       9.6     10.6     12.4     15.0     69.5     30.0     25.9     34.1
Redeemable
 Preferred
 Stock...........        0.3       0.3       0.3       0.3      0.3      0.3      0.3      0.3      0.3      0.3      0.3
Shareholders'
 equity..........    3,334.6   3,261.6   3,155.9   2,431.4  1,964.7  1,740.9  1,642.8  1,328.5  1,029.6    781.0    558.6
Year-end stock
 price...........     60.938    46.000    57.500    50.188   19.719   14.750   18.125   14.500    9.938    9.813    4.750
Market
 capitalization..   17,202.2  13,201.1  16,633.0  14,416.8  5,635.2  4,318.8  5,499.3  4,379.6  2,993.0  2,942.7  1,417.4
Financial Ratios:
Return on
 equity..........      13.7%     12.5%     28.5%     25.2%    21.6%    17.7%    24.5%    27.9%    31.7%    36.3%    34.5%
Return on
 assets..........       8.5%      7.4%     17.1%     15.6%    14.5%    13.1%    18.0%    18.4%    20.5%    25.3%    21.8%
Inventory turns..        4.2       4.4       4.8       5.0      5.2      4.3      4.5      3.9      4.1      5.2      5.1
Current ratio at
 May 31..........        2.3       2.1       2.1       1.9      1.8      3.2      3.6      3.3      2.1      3.1      2.9
Price/Earnings
 ratio at May 31
 (Diluted).......       38.8      34.1      21.5      26.6     14.5     14.9     15.3     13.5     10.5     12.2      8.6
Geographic
 Revenues:
United States....  $ 5,042.6 $ 5,460.0 $ 5,538.2 $ 3,964.7 $2,997.9 $2,432.7 $2,528.8 $2,270.9 $2,141.5 $1,755.5 $1,362.2
Europe...........    2,255.8   2,096.1   1,789.8   1,334.3    980.4    927.3  1,085.7    919.8    664.7    334.3    241.4
Asia/Pacific.....      844.5   1,253.9   1,241.9     735.1    515.6    283.4    178.2     75.7     56.2     29.3     32.0
Americas
 (exclusive of
 United States)..      634.0     743.1     616.6     436.5    266.9    146.3    138.3    138.8    141.2    116.1     75.2
                   --------- --------- --------- --------- -------- -------- -------- -------- -------- -------- --------
Total Revenues...  $ 8,776.9 $ 9,553.1 $ 9,186.5 $ 6,470.6 $4,760.8 $3,789.7 $3,931.0 $3,405.2 $3,003.6 $2,235.2 $1,710.8
                   ========= ========= ========= ========= ======== ======== ======== ======== ======== ======== ========

   All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996, October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 1999, there were approximately 170,000 shareholders.

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                     (in millions, except per share data)

                            1st Quarter         2nd Quarter         3rd Quarter         4th Quarter
                         ------------------  ------------------  ------------------  ------------------
                           1999      1998      1999      1998      1999      1998      1999      1998
                         --------  --------  --------  --------  --------  --------  --------  --------
Revenues................ $2,504.8  $2,766.1  $1,913.0  $2,255.3  $2,176.8  $2,224.0  $2,182.3  $2,307.7
Gross margin............    942.2   1,100.6     683.4     845.8     811.9     795.1     845.9     746.1
Gross margin %..........     37.6%     39.8%     35.7%     37.5%     37.3%     35.8%     38.8%     32.3%
Restructuring charge....       --        --      20.9        --       0.8        --      23.4     129.9
Net income..............    163.8     253.1      68.9     141.1     124.2      73.1      94.5     (67.7)
Basic earnings per
 common share...........     0.57      0.87      0.24      0.49      0.44      0.25      0.33     (0.23)
Diluted earnings per
 common share...........     0.56      0.85      0.24      0.48      0.44      0.25      0.33     (0.23)
Average common shares
 outstanding............    286.7     289.9     283.0     290.3     281.3     287.6     282.1     287.1
Diluted average common
 shares outstanding.....    292.0     297.5     287.7     296.7     286.1     293.2     287.3     292.6
Cash dividends declared
 per common share.......     0.12      0.10      0.12      0.12      0.12      0.12      0.12      0.12
Price range of common
 stock
 High...................   52.250    64.125    46.000    56.500    54.063    50.063    65.500    48.750
 Low....................   34.688    52.688    31.750    45.000    35.938    37.750    50.750    42.750

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights

  . In fiscal year 1999, net income increased 13% to $451.4 million, or $1.57 per diluted share. Net income included a net pre-tax restructuring charge of $45.1 million, $27.3 million after taxes, or $0.10 per diluted share.

  . Excluding fiscal years 1999 and 1998 restructuring charges, fiscal 1999 net income remained constant with the prior year.

  . Fiscal year 1999 revenues declined for the first time in five years, dropping 8% to $8.78 billion.

  . Gross margins as percentage of revenues improved to 37.4%, compared to 36.5% in the prior year.

  . Selling and administrative expenses dropped by nearly $200 million or 7.5%, and were 27.6% of revenues compared with 27.5% in the prior year.

Results of Operations

 Fiscal 1999 Compared to Fiscal 1998

   Despite an overall revenue decline, net income increased 13% over the prior year. An improved gross margin percentage, reduced selling and administrative expenses, along with a lower net restructuring charge in fiscal 1999 compared to the prior year, primarily drove this increase. Excluding both the 1999 and 1998 restructuring charges, our net income was relatively flat year on year. Continued cost control activities and the effect of improved inventory levels on our margins were key factors that offset the effects of reduced revenues. Revenues decreased for the first time in five years. In the United States, revenues declined by 8%, Asia Pacific's revenues reduced by over a third compared to last year, while Europe revenues increased 8%. We put a considerable amount of effort into improving product buying patterns and, as a result, the composition and levels of inventory resulted in improved gross margins relative to a year ago. The activities associated with the fiscal 1998 restructuring charge helped to reduce selling and administrative expenses in fiscal 1999 by nearly $200 million. We continue to evaluate our cost structure in light of existing and planned revenue levels. In fiscal 1999, we took specific action to improve operating efficiencies and reduce costs. Some of these actions resulted in a restructuring charge in fiscal year 1999 (see below and Note 13 for a more complete analysis of this charge).

   Total NIKE brand revenues decreased 8% compared to fiscal 1998. Had this decrease been measured in dollars constant with that of the prior year, the net decrease would not have been materially different. The U.S., which represents our largest market segment, experienced the largest dollar reduction, decreasing $415.7 million, or 8%. Sales of U.S. footwear decreased 7.3%, representing a decrease in pairs sold of 6.3% and a decrease in average selling price of 2.6%. The reduction in sales was primarily attributable to the continued soft retail environment as retailers adjusted their buying patterns to avoid inventory build-ups. Revenues from nearly all customer accounts and distribution channels were down. However, certain product categories improved over the prior year. Running, which is the largest U.S. footwear category, increased 3%, and Brand Jordan improved by 23%. Basketball and Training (which together with Running and Brand Jordan comprise over 56% of the total U.S. footwear business) decreased 30% and 26%, respectively. Apparel revenues in the U.S. decreased 11%. Three of the top five apparel categories experienced revenue decreases, including: Branded Athletic (down 20%); Accessories (down 30%); and Special Make-Up product (down 12%). Tee shirt revenues increased 5%, while Kids remained flat with last year.

   Non-U.S. NIKE brand revenues decreased $341.6 million, or 8.7%, an 8.0% decrease had the dollar remained constant with that of the prior year. Sales outside the USA now represent 43% of total NIKE brand revenues. Revenues in Europe increased 8% (6% in constant dollars), driven by a 26% increase in Apparel. Apparel sales in Europe surpassed the $1 billion mark for the first time. During the last four years, Europe has experienced a 23% compounded annual revenue growth rate. Asia Pacific declined 33% in total revenues (29% in constant dollars), due to the continued weak market conditions in that region. However, as discussed further below, increasing futures orders in that region, compared with the previous year, would indicate an improvement in this trend. The Americas region, including the start up operations of the Africa region, decreased 15%, (10% in constant dollars). The countries outside the U.S. that represent the largest percentage of our total international businesses are: the United Kingdom, which increased 4% in real and constant dollars; Japan, which decreased 37% in real and constant dollars; France, which increased 16% (14% in constant dollars); Italy, which increased 13% (11% in constant dollars); Spain, which increased 8% (6% in constant dollars); Canada, which decreased 22%, (16% in constant dollars); and Germany, which increased 7% (4% in constant dollars).

   The decrease in other brands is predominately due to reduced sales of in-line skating and roller hockey categories at Bauer NIKE Hockey. Other brands include Cole Haan, Bauer NIKE Hockey Inc. (formerly Bauer Inc.), Sports Specialties Corp. (NIKE Team Sports Inc. effective June 1, 1999), and NIKE IHM, Inc. (formerly Tetra Plastics, Inc.). We currently expect that revenues in fiscal year 2000 will be up slightly compared to fiscal 1999. Futures orders (see further discussion below) is one indication of revenue trends over the next two quarters. Footwear futures orders are trending up in every region, and are positive in every region except the Americas. Apparel futures orders are mixed. In the U.S., apparel futures have trended down for seven straight quarters. In Europe apparel futures orders are strong, and they are significantly improved in Asia Pacific.

   The breakdown of revenues follows:

   May 31,                             1999   % CHG     1998   % CHG      1997
   -------                           -------- -----   -------- ------   --------
                                                  (in millions)
   USA Region
    Footwear........................ $3,244.6  (7.3)% $3,498.7   (6.8)% $3,753.6
    Apparel.........................  1,385.3 (11.0)%  1,556.3   10.6%   1,406.6
    Equipment and other.............     93.8  11.1%      84.4  103.9%      41.4
                                     -------- -----   -------- ------   --------
     Total USA......................  4,723.7  (8.1)%  5,139.4   (1.2)%  5,201.6
                                     -------- -----   -------- ------   --------
   Europe Region
    Footwear........................  1,182.7  (6.6)%  1,266.6    5.8%   1,197.1
    Apparel.........................  1,005.1  26.3%     795.9   34.4%     592.0
    Equipment and other.............     68.0 102.4%      33.6 4700.0%       0.7
                                     -------- -----   -------- ------   --------
     Total Europe...................  2,255.8   7.6%   2,096.1   17.1%   1,789.8
                                     -------- -----   -------- ------   --------
   Asia Pacific Region
    Footwear........................    455.3 (42.4)%    790.7   (8.0)%    859.0
    Apparel.........................    366.0 (19.3)%    453.4   18.4%     382.8
    Equipment and other.............     23.2 136.7%       9.8 9700.0%       0.1
                                     -------- -----   -------- ------   --------
     Total Asia Pacific.............    844.5 (32.7)%  1,253.9    1.0%   1,241.9
                                     -------- -----   -------- ------   --------
   Americas Region
    Footwear........................    335.8 (16.7)%    403.0   20.3%     334.9
    Apparel.........................    158.4 (14.9)%    186.2   66.0%     112.2
    Equipment and other.............     12.9  31.6%       9.8  366.7%       2.1
                                     -------- -----   -------- ------   --------
     Total Americas.................    507.1 (15.3)%    599.0   33.3%     449.2
                                     -------- -----   -------- ------   --------
   Total NIKE brand.................  8,331.1  (8.3)%  9,088.4    4.7%   8,682.5
                                     -------- -----   -------- ------   --------
   Other brands.....................    445.8  (4.1)%    464.7   (7.8)%    504.0
                                     -------- -----   -------- ------   --------
   Total Revenues................... $8,776.9  (8.1)% $9,553.1    4.0%  $9,186.5
                                     ======== =====   ======== ======   ========

   Gross margins increased to 37.4% of revenues in fiscal 1999, up 90 basis points from the previous year. The increase over the prior year can be attributed to reduced levels of closeout product sales. In addition, we are selling a much greater percentage of our closeout product through our own factory outlets, which has resulted in improved gross margins on close-out sales and lower reserves against our overall inventory. While sales of in-line product decreased 7%, our closeout sales decreased by 14%. As a result, despite the decline in our in-line business in fiscal 1999, in-line sales increased to 92.2% of our overall business, an increase of 60 basis points over the prior year. Reducing our inventory levels was a key initiative for NIKE in fiscal year 1999. Our finished goods inventory decreased in all regions, most notably in Asia Pacific, which decreased 31%, Europe, which decreased 26%, and the U.S., which decreased 4%. Aggressive selling of U.S. apparel closeout inventories, and the effects of the foreign exchange rates on non-U.S. sales, predominately in Europe, negatively affected gross margins. Gross margins as a percentage of revenues should improve slightly in fiscal 2000, primarily due to a much improved inventory position going into the year compared with the same period last year.

   Selling and administrative expenses decreased nearly $200 million compared to fiscal year 1998, and totaled 27.6% of revenues, up slightly from 27.5% in the prior year. Key drivers of this reduction were the actions taken in fiscal year 1998 to reduce our overall cost structure, which resulted in a restructuring charge in quarter four of fiscal year 1998. Although total NIKE brand salaries and wages increased 2% over the prior year, wholesale business salaries and wages decreased 7%, driven by the headcount reductions which occurred as part of the restructuring activities. Offsetting this were increases in salaries and wages of Retail operations, given the addition of 44 NIKE factory stores and 5 NIKETOWNs over the last two years. Other significant reductions to selling and administrative expenses were advertising costs, which were down 19%, and sports marketing expenses, which were down 4%. As a percentage of revenues, selling and administrative costs in fiscal 2000 should be consistent with that of fiscal 1999. Although we have taken action to further align our costs with expected revenue levels (see fiscal 1999 Restructuring Charge below), expenses in fiscal year 2000 will be affected by investments in a new company-wide system development project, planned start up activities around new NIKE Retail stores, increased spending for demand creation, and the transition into expanded headquarters in Oregon.

   The reduction in interest expense of $15.9 million (or 26.5%) compared to last year is due primarily to lower levels of short term borrowings given decreased working capital throughout the year. See further discussion under Liquidity and Capital Resources below.

   Other income/expense was a net expense of $21.5 million in fiscal 1999. Included in this amount is a credit of $15.0 million related to the change in accounting for substantially all inventories in the U.S. from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was effected in the fourth quarter of fiscal 1999 and was not considered significant to show the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20. This change was predicated on the fact that the LIFO method no longer matches the realities of how we do business. Exclusive of this credit, other income/expense was a net expense of $36.5 million, an increase over the prior year of $20.9 million. The increase is primarily attributable to the losses incurred on the disposal of assets of $14.3 million, most significantly related to production and planning software development costs that were abandoned. The majority of the remainder of other income/expense is comprised of interest income, profit sharing expense, foreign exchange conversion gains and losses, and the amortization of goodwill, which remained relatively consistent with prior year amounts.

   Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November 1999 totaled $4.2 billion, 4% higher than such orders booked in the comparable period of fiscal 1999. The orders and percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues.

 Fiscal 1998 Compared to Fiscal 1997

   Decreasing revenue growth, a lower gross margin percentage and higher selling and administrative expenses, as well as a fourth quarter restructuring charge, all contributed to fiscal 1998's decrease in net income compared to the prior year. The Asian economic crisis and declining revenues in the United States were the primary reasons for the lower earnings. Consumer spending declined considerably in Asia during fiscal 1998 as a result of macroeconomic issues facing that region. As a result, revenue growth in the Asia Pacific region fell well short of our expectations, resulting in excess inventory levels and increased levels of discounted product sales, both having a negative impact on that region's gross margin percentage. Additionally, spending did not adjust as quickly as the sudden decline in revenue growth, resulting in significantly higher selling and administrative costs as a percentage of revenues in that region.

   Revenues increased 4% over fiscal 1997, and would have increased 7% had the dollar remained constant with that of the prior year. Despite the economic issues facing the Asian markets, total non-U.S. revenues increased 12%, 21% on a constant dollar basis, and represented 43% of total NIKE revenues. Revenue increases were experienced in every region except the U.S. The countries outside the U.S. that represented the largest percent of our total international business were: Japan, which increased 4% (13% in constant dollars); the United Kingdom, which increased 11% (10% in constant dollars); Canada which increased 32% (36% in constant dollars); France, which increased 15% (25% in constant dollars); Italy, which increased 35% in both real and constant dollars; and Spain, which increased 40% (54% in constant dollars). Notable countries that experienced revenue reductions were Korea which decreased 29% (7% in constant dollars) and Germany, which decreased 6% (but increased 7% in constant dollars).

   U.S. revenues decreased 1% compared to the prior year. U.S. footwear and apparel revenues decreased 2% compared to the prior year. U.S. footwear, representing NIKE's largest market segment, decreased over $255 million in sales, or 7%, representing a decrease in pairs sold of 3%, and a decrease of 4% in average selling price. The reduction in sales was primarily attributable to the glut of inventory at retail, which reduced customer order volumes and increased order cancellation rates. The decrease in average selling price was due to increased mix of lower priced product, given the higher volume of close-out sales. U.S. apparel increased $150 million, or 11%, over the prior year. Nearly all categories experienced revenue increases, the largest individual categories being Training (up 10%), Accessories (up 6%), Kids (up 41%), Tee-shirts (up 5%) and Golf (up 57%).

   Gross margins declined to 36.5% of revenues in fiscal 1998, down 360 basis points from the previous year. Significant to this decline were the increased levels of close-out sales at greatly reduced selling prices, and increased levels of inventory reserves against higher close-out inventory levels, particularly in the U.S. and Asia. The combination of these two factors reduced annual margins by more than 200 basis points. Other reasons for the reduced gross margin percentage were the strengthening of the U.S. dollar, which can inhibit our ability to price products competitively in international markets, fixed costs associated with distribution facilities, increasing royalty costs associated with athlete endorsement contracts, and increased levels of research and development costs.

   Selling and administrative expenses increased $320.1 million over the prior year, representing 27.5% of revenues compared to 25.1% in the prior year. The most significant increases were in the wage base, which was up 14% overall, led principally by the U.S. and Asia Pacific, endorsement contract-related costs, which were up 47% primarily as a result of significant new contracts in Soccer and Golf categories, along with enhanced arrangements with the NFL, WNBA, and NBA, and rent and depreciation, which were up 54% and 33%, respectively, relating principally to expanded Retail outlets and NIKEtown stores, along with capital projects in the distribution and computer infrastructure areas.

   Interest expense increased $7.7 million, or 14.6%, compared to the prior year. The increase was due to the addition of long-term debt of approximately $100 million in June 1997, to fund capital projects, offset by lower levels of short-term borrowings.

   Other income/expense was a net expense of $20.9 million in fiscal year 1998, compared with $32.3 million in 1997. The majority of the decrease is attributable to an $18.1 million restructuring charge incurred in 1997 with corresponding amounts in 1998 included in the 1998 restructuring charge. Other amounts include profit share expense, which decreased due to lower earnings, interest income, which decreased compared with the prior year given the lower average levels of cash on hand throughout the year, and foreign exchange conversion gains and losses.

   As further explained in Note 1 to the Consolidated Financial Statements, prior to fiscal year 1997, certain of our non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated and the May 1996 charge from operations for these entities of $4.1 million was recorded to retained earnings. This change did not have a material effect on the annual results of operations.

 Fiscal 1999 Restructuring Charge

   During fiscal 1999, a $60.1 million restructuring charge was incurred as a result of certain actions taken to better align our cost structure with expected revenue growth rates. As a result of the plans detailed below, we expect to remove approximately $36 million from our cost structure in future years. Some of the savings will not be experienced for one to two years as personnel transitions are scheduled to occur over time.

   The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Two major areas that were affected by the reduction in force include our information technology functions, primarily in the U.S., as we shifted to an outsource agreement for certain areas, and European customer service and accounting, where we are in the process of consolidating functions from individual countries to our European headquarters. Outside of these two areas, employees were terminated from various other areas around the Company, including our Asia Pacific region. The total number of employees terminated was 1,291, with 630 having left NIKE as of May 31, 1999.

   The second major component of the 1999 charge was a write-off of certain equipment, hardware and software development costs at one of our U.S. distribution centers due to a change in strategy around how we flow product for a specific type of business.

   There are no significant costs that have not been recognized with relation to the above plans. Future cash outlays are anticipated to be completed by early fiscal year 2001.

                                                 FY99                Reserve
                                             Restructuring           Balance
   Description                 Cash/Non-Cash    Charge     Activity at 5/31/99
   -----------                 ------------- ------------- -------- ----------
                                                       (in millions)
   Elimination of Job
    Responsibilities
    Company-Wide..............                  $(39.9)     $21.9     $(18.0)
     Severance packages....... cash              (28.0)      11.7      (16.3)
     Lease cancellations &
      commitments............. cash               (2.4)       1.6       (0.8)
     Write-down of assets..... non-cash           (7.8)       7.8         --
     Other.................... cash/non-cash      (1.7)       0.8       (0.9)
   Change in warehouse
    distribution strategy.....                   (20.2)      20.2         --
     Write-down of assets..... non-cash          (20.2)      20.2         --
                                                ------      -----     ------
   Effect of foreign currency
    translation...............                      --        0.1        0.1
                                                ------      -----     ------
   Total......................                  $(60.1)     $42.2     $(17.9)
                                                ======      =====     ======

 Fiscal 1998 Restructuring Charge

   During the fourth quarter of fiscal 1998, we recorded a restructuring charge of $129.9 million as a result of certain of our actions to better align our overall cost structure and organization with planned revenue levels. As a result of the specific plans described below, we were able to remove approximately $100 million from our cost structure in fiscal 1999 and beyond. These savings were predominately due to reduced wage-related costs, reduced carrying cost of property, plant and equipment, reduced rent charges (associated with office and expatriate housing) and other miscellaneous savings.

   During fiscal 1999, it was determined that a total of $15 million of the restructuring accrual was not required due to changes in estimates related to severance payments of $4 million, a $3.6 million change in estimated vendor software costs related to Japan's software development, lease commitments of $3 million due to changes in sub-leasing arrangements, and other changes of $4 million. The $15 million is included as an offset in the restructuring charge on the income statement. The restructuring activities (shown below in tabular format) primarily related to the following:

   The elimination of job responsibilities company-wide. Employees were terminated from all regions and almost all areas of NIKE, including marketing, sales and administrative areas. Related charges include severance packages, both cash payments made directly to terminated employees as well as outplacement services, lease cancellations and commitments, for both excess office space and expatriate employee housing, and write-down of assets no longer in use. Such assets, which include office equipment and expatriate employee housing and furniture have been sold or abandoned as of May 31, 1999. A total of 1,039 employees were terminated as part of the plan, of which 1,034 have been paid and have left NIKE as of May 31, 1999. The remaining five will receive their severance packages and leave during the first quarter of fiscal year 2000.

   Downsizing of the Asia Pacific Headquarters in Hong Kong. We made the decision to reduce the size of the Asia Pacific headquarters' operations and to relocate the regional headquarter responsibilities to our worldwide headquarters in the U.S. Included in the restructuring charge are costs associated with the termination of employees, lease cancellations and commitments and the write-down of assets no longer in use. Such assets have been sold or abandoned as of May 31, 1999. A total of 118 employees were terminated as part of the plan. All of them have left and been paid their severance as of May 31, 1999.

   Downsizing of the Japan distribution center. We are in the process of constructing a new distribution center in Japan. Due to the economic downturn in the Asia Pacific region and the impact on our business in Japan, the forecasted volume of inventories and product flow decreased significantly from the original plans. Because of this, we redesigned the distribution center to efficiently accommodate new forecasted volumes of inventories and product flow. The remaining amount of the accrual is a payment due to the software vendor involved and payment is expected to be made during the first quarter of fiscal year 2000.

   Cancellation of endorsement contracts. As a result of the downturn in our business, we have refocused our marketing along core product categories. We went through a process of reviewing all endorsement contracts in non-core product categories and the charge included the final settlements for those contracts where termination agreements with endorsees were reached, releasing the endorsees from all contractual obligations. The final outstanding payment is expected to be made in the first quarter of fiscal year 2000.

   Exiting certain manufacturing operations at Bauer NIKE Hockey subsidiary. The charge related to the decision to exit certain manufacturing operations at Bauer NIKE Hockey and consisted of machinery and equipment that has been sold or abandoned as of May 31, 1999, as well as the disposal of two operating plants. The two operating plants have been disposed of as of May 31, 1999. As a result of the reduced level of manufacturing operations, 51 employees were terminated, all of which have left as of May 31, 1999, however some severance payments have yet to be made and are expected to be paid in the first quarter of fiscal year 2000.

                                                 FY98                Reserve
                                             Restructuring           Balance
Description                    Cash/Non-Cash    Charge     Activity at 5/31/99
-----------                    ------------- ------------- -------- ----------
                                                       (in millions)
Elimination of Job
 Responsibilities Company-
 Wide.........................                  $ (49.8)    $ 46.5    $(3.3)
  Severance packages.......... cash               (29.1)      28.2     (0.9)
  Lease cancellations &
   commitments................ cash               (10.8)       8.4     (2.4)
  Write-down of assets........ non-cash            (9.6)       9.6       --
  Other....................... cash                (0.3)       0.3       --
                                                -------     ------    -----
Downsizing the Asia Pacific
 Headquarters In Hong Kong....                    (13.1)      13.0     (0.1)
  Severance packages.......... cash                (4.6)       4.6       --
  Lease cancellations &
   commitments................ cash                (5.5)       5.4     (0.1)
  Write-down of assets........ non-cash            (3.0)       3.0       --
                                                -------     ------    -----
Downsizing the Japan
 Distribution Center..........                    (31.6)      30.5     (1.1)
  Write-off of assets......... non-cash           (12.5)      12.5       --
  Software development costs.. cash/non-cash      (19.1)      18.0     (1.1)
                                                -------     ------    -----
Cancellation of Endorsement
 Contracts.................... cash                (5.6)       5.3     (0.3)
                                                -------     ------    -----
Exiting Certain Manufacturing
 Operations at Bauer NIKE
 Hockey.......................                    (22.7)      21.7     (1.0)
  Write-down of assets........ non-cash           (14.7)      14.7       --
  Divestiture of manufacturing
   facilities................. non-cash            (5.2)       5.2       --
  Lease cancellations &
   commitments................ cash                (1.6)       0.9     (0.7)
  Severance packages.......... cash                (1.2)       0.9     (0.3)
                                                -------     ------    -----
Other.........................                     (7.1)       6.4     (0.7)
  Cash........................ cash                (0.6)       0.6       --
  Non-cash.................... non-cash            (6.5)       5.8     (0.7)
                                                -------     ------    -----
Effect of foreign currency
 translation..................                       --        0.2      0.2
                                                -------     ------    -----
Total.........................                  $(129.9)    $123.6    $(6.3)
                                                =======     ======    =====

Euro Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's new common currency, the euro. During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, euro denominated bills and coins will be issued, with the legacy currencies being completely withdrawn from circulation on June 30, 2002.

   We have had a dedicated project team working on euro strategy since January 1998. We are in the process of making modifications to information technology systems including marketing, order management, purchasing, invoicing, payroll, and cash management. Many of our systems are already euro compliant. Our plan is to have most systems converted to euro compliance by the end of calendar year 2000, well ahead of the end of the transitional period.

   We believe the introduction of the euro may create a move towards a greater level of price harmonization although differing country costs and value added tax rates will continue to result in price differences at a retail level. We have a process in place to analyze price trends among countries. Currency exchange and hedging costs will typically be reduced, due to the introduction of the euro.

   The costs of implementing the euro are generally related to modification of existing systems, and are estimated to be approximately $14 million. These costs will be expensed as incurred. NIKE believes that the conversion to the euro will not be material to our financial condition or results of operations.

Year 2000

   The Year 2000 issue (the "Year 2000" or "Y2K" issue) is the result of computer programs using two digits rather than four to define the applicable year. Such software may recognize a date using "00" as the year 1900 or some other year, rather than the year 2000. This could result in system failures or miscalculations leading to disruptions in NIKE's activities and operations. If we, our significant suppliers or customers fail to make necessary modifications, conversions and contingency plans on a timely basis, the Year 2000 issue could have a material adverse effect on our financial condition, results of operations or liquidity.

State of Readiness

   Project Categories. In May 1997, NIKE established a corporate-wide project team to oversee, monitor and coordinate the Company-wide Year 2000 effort. Our Year 2000 project focuses on three areas: (1) information technology (IT) systems, such as application software, mainframes, PCs, networks and production control systems; (2) non-IT systems, such as equipment, machinery, climate control and security systems, which may contain microcontrollers with embedded technology; and (3) suppliers and customers.

   NIKE uses a four-phase approach to fix or replace non-compliant IT systems:

  (1) inventory, assessment of risks and impact and prioritization of projects:

     Tier 1--critical (vital to business operations)

     Tier 2--high priority (important to business operations)

     Tier 3--moderate priority (minor disruption to operations expected if non-Compliant)

     Tier 4--low priority (will not disrupt operations even if non-compliant);

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

   IT Projects. By early 1999, we had identified 148 major internal IT remediation projects worldwide. We have completed our assessment and prioritization of all of our IT projects. Of the 148 projects, we have completed and tested 125 as Year 2000 compliant as of May 31, 1999. Of the remaining 23 projects, we have classified four as Tier 1, 11 as Tier 2, and eight as Tier 3. We expect that all Tier 3 projects will be completed as Year 2000 compliant by July 31, 1999, all Tier 1 by August 31, 1999, and all Tier 2 by October 31, 1999. NIKE plans to continue integrated testing through the end of the year. In addition, we will halt (or "freeze") new installations and upgrades of all operational systems beginning on October 1, 1999 and continuing through January 2000 or until we determine the risk for system failure has passed.

   Non-IT Projects. By early 1999, we had identified 27 major internal non-IT remediation projects worldwide. We have completed our assessment and prioritization of all of our major non-IT systems. We have designated all 27 of these projects as high priority. These include facilities that are critical to NIKE's business operations, potentially including equipment, machinery, climate control and security systems at regional headquarters, key distribution centers, and in countries with significant sales. We are currently remediating these priority non-IT projects and expect to complete them all as Year 2000 compliant by August 31, 1999. All other non-IT projects are classified as non-priority non-IT projects, which include climate control, security and mechanical systems in all other facilities. To the extent that these non-priority, non-IT projects may not be completed by December 31, 1999, we do not expect that any non-compliance or failure of these systems, individually or in the aggregate, will have a material adverse effect on NIKE's manufacturing, distribution, inventory control or the management and collection of our accounts receivable. For this reason, we have not set a completion date for remediation of the remaining non-priority non-IT systems.

   Suppliers and Customers. We have focused our Year 2000 compliance efforts on our significant suppliers and customers-those that are material to our business-and are assessing the Year 2000 readiness of these significant suppliers and customers. We have assessed the Year 2000 readiness of 469 of our suppliers, 163 of which we consider to be significant suppliers. We have also assessed the Year 2000 readiness of 151 customers, 59 of which we consider to be significant customers. We have relationships with significant suppliers and customers in most of the locations in which we operate. The level of preparedness of our significant suppliers and customers varies greatly from operation to operation and country to country. NIKE relies on suppliers to timely deliver a broad range of goods and services worldwide, including raw materials, footwear, apparel, accessories, equipment, advertising, transportation services, banking services, telecommunications and utilities. Moreover, our suppliers rely on countless other suppliers, over which we may have little or no influence regarding Year 2000 compliance.

   We have sent surveys to all of our significant suppliers and customers to determine the extent to which we may be affected by those third parties' Y2K preparedness plans. A substantial majority of our significant suppliers and customers have not responded to our surveys, have not provided assurance of their Year 2000 readiness, or have not responded with sufficient detail for us to determine their Year 2000 readiness. In the absence of adequate responses, we are making independent assessments of our significant suppliers and customers and the countries in which they operate. These assessments include direct contact and discussions with persons coordinating Y2K compliance efforts for our significant suppliers and customers. We also research regulatory filings and other public information available to NIKE provided by our significant suppliers and customers and, in general, countries in which they operate. We have identified as higher risk many of the countries that have been widely identified by government agencies and public reports as being significantly behind in their Y2K status.

   Contingency Plans. Having completed our identification and assessment of major projects, our "worst-case scenario" would be a failure of multiple significant suppliers to supply merchandise or services for a prolonged period of time that would materially impair our ability to ship product in a timely and reliable manner to our customers. Although the occurrence of this scenario could have a material adverse effect on NIKE, we do not have a basis to determine at this time whether such a scenario is reasonably likely to occur. We believe that suppliers and customers present the area of greatest risk to disruption of our operations because of our limited ability to influence actions of third parties or to estimate the level and impact of their noncompliance throughout the extended supply chain.

   We are currently developing contingency plans for our significant suppliers and customers, which we expect to finalize by September 30, 1999. In addition, we are developing contingency plans that assume some estimated level of non-compliance by, or business disruption to, certain other suppliers and customers on a case-by-case basis. We will continue to develop on an as-needed basis throughout 1999. We are also developing contingency plans for our Tier 1 IT systems, which we expect to finalize by August 31, 1999.

   The contingency plans for our suppliers and customers include, where appropriate, (1) booking orders and manufacturing and shipping products before anticipated business disruptions, (2) shifting production capacity from facilities that NIKE determines to be at high risk of noncompliance or business disruption, (3) consolidating finance vendors, and (4) temporarily discontinuing business with suppliers determined to be high risk of noncompliance or business disruption and finding alternative suppliers.

   The contingency plans for our Tier 1 IT systems include, where appropriate,
(1) manual work processes, (2) storing additional sets of backup data before critical process dates, (3) off-site system recovery, and (4) temporarily shifting production software from one hardware system to another. In addition, personnel we deem essential to system operation and recovery are scheduled to be available during high-risk periods.

   We continually update our assessments and revise our contingency plans for our significant suppliers and customers as we receive additional information from them concerning their Y2K preparedness. However, judgments regarding contingency plans-such as how to develop them and to what extent-are subject to many variables and uncertainties. There can be no assurance that NIKE will correctly anticipate the level, impact or duration of noncompliance by its suppliers and customers. As a result, there is no certainty that our contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers and customers and some material adverse effect to NIKE may result from one or more third parties regardless of our contingency plans. The failure of any contingency plans could have a material adverse effect on NIKE's financial condition, results of operations or liquidity.

   Cost. Costs associated with our efforts around Year 2000 issues are expensed as incurred, unless they relate to the purchase of hardware and software, and software development, in which case they are capitalized. As of May 31, 1999, NIKE estimates that total costs related to the Year 2000 issue will be approximately $110 to $120 million, of which approximately $91 million have been incurred. Of the $91 million, approximately $34 million are external expenses, $15 million internal costs and $42 million replacement projects. Approximately $10 million of the non-replacement expenses will be capitalized; the remainder has been expensed as incurred. NIKE funds Year 2000 costs through operating cash flows. We presently believe that the total cost of achieving Year 2000 compliant systems will not be material to our financial condition, liquidity or results of operations.

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

Recenty Issued Accounting Standard

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the Financial Accounting Standards Board delayed the required implementation date by one year, making it effective for all fiscal quarters of fiscal years beginning after June 15, 2000 (June 1, 2001 for NIKE). This statement will require us to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives will be recorded in current earnings or other comprehensive income, depending on the intended use of the derivative and the resulting designation. The ineffective portion of all hedges will be recognized in current-period earnings. Management has not yet determined the impact that the adoption of FAS 133 will have on NIKE's results from operations or financial position.

Liquidity and Capital Resources

   NIKE's financial position remains strong at May 31, 1999. Shareholders' equity increased $73 million and remained at $3.3 billion. Compared to May 31, 1998 total assets decreased 3%, or $149.7 million. Working capital decreased $10.8 million to remain at $1.8 billion, and NIKE's current ratio was 2.26:1 at May 31, 1999 compared to 2.07:1 at May 31, 1998.

   Cash provided by operations reached nearly $1 billion, an increase of $443.5 million over the prior year, primarily due to increased net income and a significant reduction in working capital. Inventories decreased
$197 million, or 14%, as we focused on reducing the levels of excess and slow-moving inventory relative to a year ago. Accounts receivable decreased $134 million, or 8%, primarily due to lower revenue levels as well as a slight improvement in our receivable collection days.

   Additions to property, plant and equipment for fiscal year 1999 were $384 million compared to $506 million for fiscal year 1998. The largest single project was the expansion of our world headquarters. Other expenditures in the U.S. were for warehouse expansions, retail store additions and ongoing investments in systems infrastructure. Approximately $144 million of the total additions occurred outside of the U.S. and were due mostly to warehouse and retail expansions. We expect fiscal year 2000 capital expenditures to be approximately $200 million more than fiscal year 1999 levels, primarily due to the fact that we have, subsequent to the date of the financial statements, consummated a purchase of a distribution facility in Japan. Until recently we had intended to lease the facility. As part of the purchase, certain long-term debt obligations were assumed in the amount of approximately $106 million. The remainder of the purchase was financed by short term borrowings.

   Long term debt levels have remained consistent with that of prior year. In fiscal year 1997, we filed a shelf registration with the Securities and Exchange Commission (SEC) for the sale of up to $500 million of debt securities. Under this program, we have issued $300 million of medium-term notes, $200 million in fiscal 1997, maturing December 1, 2003, and $100 million in fiscal year 1998, maturing in three to five years. The proceeds were swapped into Dutch Guilders to obtain medium-term fixed rate financing to support the growth of our European operations. In February of 1999, we filed a shelf registration with the SEC for again, the sale of up to $500 million in debt securities, of which $200 million had been previously registered but not issued under the fiscal year 1997 registration discussed above.

   In addition, during fiscal year 1999 we have used cash to reduce notes payable, fund property, plant and equipment additions, repurchase stock, and pay dividends.

   Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet our anticipated operating, global infrastructure expansion, and capital needs. Significant short- and long-term lines of credit are maintained with banks which, along with cash on hand, provide adequate operating liquidity. Our commercial paper program, under which there was $179 million and $92 million outstanding at May 31, 1999 and 1998, respectively, also provides liquidity.

   Dividends per share of common stock for fiscal 1999 rose $.02 over fiscal 1998 to $.48 per share. Dividend declaration in all four quarters has been consistent since February 1984. Based upon current projected earnings and cash flow requirements, we anticipate continuing a dividend and reviewing its amount at the November Board of Directors meeting. Our policy continues to target an annual dividend in the range of 15% to 25% of trailing twelve-month earnings.

   In the fourth quarter, NIKE purchased a total of 0.6 million shares of our Class B common stock for approximately $37 million under the $1 billion four-year program approved in December 1997. During all of fiscal 1999, we purchased 7.4 million shares for a total of $302 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   We are exposed to the impact of foreign currency fluctuations and interest rate changes due to our international sales, production, and funding requirements. In the normal course of business, we employ established policies and procedures to manage exposure to fluctuations in the value of foreign currencies and interest rates using a variety of financial instruments. It is our policy to utilize financial instruments to reduce risks where internal netting and other strategies cannot be effectively employed. Foreign currency and interest rate transactions are used only to the extent considered necessary to meet our objectives and we do not enter into foreign currency or interest rate transactions for speculative purposes.

   In addition to product sales and costs, we have foreign currency risk related to debt that is denominated in currencies other than the U.S. dollar. Our foreign currency risk management objective is to protect cash flows resulting from sales, purchases and other costs from the adverse impact of exchange rate movements. Foreign exchange risk is managed by using forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, including third party or intercompany transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. By policy, we maintain hedge coverage between minimum and maximum percentages. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollar.

   We are exposed to changes in interest rates primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and international expansion. Our interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve our objectives we maintain fixed rate debt as a percentage of aggregate debt and finance working capital needs through our payables agreement with Nissho Iwai American Corporation, various bank loans, and commercial paper.

Market Risk Measurement

   We monitor foreign exchange risk and related derivatives use using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). The VaR determines the maximum potential one-day loss in the fair value of foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a "variance/co-variance" technique). We determined these interrelationships by observing foreign currency market changes and interest rate changes over the preceding 90 days. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the "delta" and "gamma") to changes in the underlying currency rate. The model includes all of our forwards, options, cross-currency swaps and yen-denominated debt (i.e., our market-sensitive derivative and other financial instruments as defined by the SEC).

Anticipated transactions, firm commitments and accounts receivable and payable denominated in foreign currencies, which certain of these instruments are intended to hedge, were excluded from the model.

   The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the maximum possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

   The estimated maximum one-day loss in fair value on NIKE's foreign currency sensitive financial instruments, derived using the VaR model, was $10.9 million and $11.7 million at May 31, 1999 and May 31, 1998, respectively. We believe that this amount is immaterial and that such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged.

   Our interest rate risk is also monitored using a variety of techniques. Notes 5 and 14 to the Consolidated Financial Statements outline the principal amounts, weighted average interest rates, fair values and other terms required to evaluate the expected cash flows and sensitivity to interest rate changes.

Special Note Regarding Forward-Looking Statements and Analyst Reports.

   Certain written and oral statements made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include among others, the following: international, national and local general economic and market conditions (including the current Asian economic problems); the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; the size, timing and mix of purchases of NIKE's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

   The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact NIKE's business and financial performance Moreover, NIKE operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on NIKE's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

   Our accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

   An Internal Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of three outside directors. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the independent accountants and reviews with the independent accountants, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as they deem appropriate. The independent accountants and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of NIKE, Inc.

   In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) on page 48 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(A)(2) on page 48 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
June 29, 1999

                                   NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                         Year Ended May 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                      (in millions, except per
                                                            share data)
Revenues............................................ $8,776.9 $9,553.1 $9,186.5
Costs and expenses:
  Costs of sales....................................  5,493.5  6,065.5  5,503.0
  Selling and administrative........................  2,426.6  2,623.8  2,303.7
  Interest expense (Notes 4 and 5)..................     44.1     60.0     52.3
  Other income/expense, net (Notes 1, 10 and 11)....     21.5     20.9     32.3
  Restructuring charge, net (Note 13)...............     45.1    129.9       --
                                                     -------- -------- --------
                                                      8,030.8  8,900.1  7,891.3
                                                     -------- -------- --------
Income before income taxes..........................    746.1    653.0  1,295.2
Income taxes (Note 6)...............................    294.7    253.4    499.4
                                                     -------- -------- --------
Net income.......................................... $  451.4 $  399.6 $  795.8
                                                     ======== ======== ========
Basic earnings per common share (Notes 1 and 9)..... $   1.59 $   1.38 $   2.76
                                                     ======== ======== ========
Diluted earnings per common share (Notes 1 and 9)... $   1.57 $   1.35 $   2.68
                                                     ======== ======== ========





   The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                 May 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                                                              (in millions)
                          Assets
Current Assets:
  Cash and equivalents..................................... $  198.1  $  108.6
  Accounts receivable, less allowance for doubtful accounts
   of $73.2 and $71.4......................................  1,540.1   1,674.4
  Inventories (Note 2).....................................  1,199.3   1,396.6
  Deferred income taxes (Notes 1 and 6)....................    120.6     156.8
  Income taxes receivable..................................     15.9        --
  Prepaid expenses (Note 1)................................    190.9     196.2
                                                            --------  --------
    Total current assets...................................  3,264.9   3,532.6
                                                            --------  --------
Property, plant and equipment, net (Note 3)................  1,265.8   1,153.1
Identifiable intangible assets and goodwill (Note 1).......    426.6     435.8
Deferred income taxes and other assets (Notes 1 and 6).....    290.4     275.9
                                                            --------  --------
    Total assets........................................... $5,247.7  $5,397.4
                                                            ========  ========
           Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt (Note 5)............... $    1.0  $    1.6
  Notes payable (Note 4)...................................    419.1     480.2
  Accounts payable (Note 4)................................    373.2     584.6
  Accrued liabilities......................................    653.6     608.5
  Income taxes payable.....................................       --      28.9
                                                            --------  --------
    Total current liabilities..............................  1,446.9   1,703.8
                                                            --------  --------
Long-term debt (Notes 5 and 14)............................    386.1     379.4
Deferred income taxes and other liabilities (Notes 1 and
 6)........................................................     79.8      52.3
Commitments and contingencies (Notes 12 and 15)............       --        --
Redeemable Preferred Stock (Note 7)........................      0.3       0.3
Shareholders' equity:
  Common Stock at stated value (Note 8):
    Class A convertible--100.7 and 101.5 shares
     outstanding...........................................      0.2       0.2
    Class B--181.6 and 185.5 shares outstanding............      2.7       2.7
  Capital in excess of stated value........................    334.1     262.5
  Accumulated other comprehensive income...................    (68.9)    (47.2)
  Retained earnings........................................  3,066.5   3,043.4
                                                            --------  --------
    Total shareholders' equity.............................  3,334.6   3,261.6
                                                            --------  --------
  Total liabilities and shareholders' equity............... $5,247.7  $5,397.4
                                                            ========  ========


  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         Year Ended May 31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in millions)
Cash provided (used) by operations:
Net income............................................. $451.4  $399.6  $795.8
Income charges (credits) not affecting cash:
  Depreciation.........................................  198.2   184.5   138.0
  Non-cash portion of restructuring charge.............   28.0    59.3      --
  Deferred income taxes................................   37.9  (113.9)  (47.1)
  Amortization and other...............................   30.6    49.0    30.3
Changes in certain working capital components:
  Decrease (increase) in inventories...................  197.3   (58.0) (416.7)
  Decrease (increase) in accounts receivable...........  134.3    79.7  (485.6)
  Decrease (increase) in other current assets and
   income taxes receivable.............................   53.7   (12.6)  (56.9)
  (Decrease) increase in accounts payable, accrued
   liabilities and income taxes payable................ (170.4)  (70.1)  365.3
                                                        ------  ------  ------
    Cash provided by operations........................  961.0   517.5   323.1
                                                        ------  ------  ------
Cash provided (used) by investing activities:
Additions to property, plant and equipment............. (384.1) (505.9) (465.9)
Disposals of property, plant and equipment.............   27.2    16.8    24.3
Increase in other assets...............................  (60.8)  (87.4)  (43.8)
Increase (decrease) in other liabilities...............    1.2   (18.5)  (10.8)
                                                        ------  ------  ------
    Cash used by investing activities.................. (416.5) (595.0) (496.2)
                                                        ------  ------  ------
Cash provided (used) by financing activities:
Additions to long-term debt............................     --   101.5   300.5
Reductions in long-term debt including current
 portion...............................................   (1.5)   (2.5)   (5.2)
(Decrease) increase in notes payable...................  (61.0)  (73.0)   92.9
Proceeds from exercise of options......................   54.4    32.2    26.3
Repurchase of stock.................................... (299.8) (202.3)     --
Dividends--common and preferred........................ (136.2) (127.3) (100.9)
                                                        ------  ------  ------
    Cash (used) provided by financing activities....... (444.1) (271.4)  313.6
                                                        ------  ------  ------
Effect of exchange rate changes on cash................  (10.9)   12.1    (0.2)
Effect of May 1996 cash flow activity for certain
 subsidiaries (Note 1).................................     --      --    43.0
                                                        ------  ------  ------
Net increase (decrease) in cash and equivalents........   89.5  (336.8)  183.3
Cash and equivalents, beginning of year................  108.6   445.4   262.1
                                                        ------  ------  ------
Cash and equivalents, end of year...................... $198.1  $108.6  $445.4
                                                        ======  ======  ======
Supplemental disclosure of cash flow information:
Cash paid during the year for:
  Interest............................................. $ 47.1  $ 52.2  $ 44.0
  Income taxes.........................................  231.9   360.5   543.1


  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                Common Stock
                         ----------------------------- Capital In  Accumulated
                            Class A        Class B     Excess of      Other
                         -------------- --------------   Stated   Comprehensive Retained
                         Shares  Amount Shares  Amount   Value       Income     Earnings   Total
                         ------  ------ ------  ------ ---------- ------------- --------  --------
                                                     (in millions)
Balance at May 31,
 1996...................  51.1    $0.2   92.5    $2.7    $154.8      $(16.5)    $2,290.2  $2,431.4
                         -----    ----  -----    ----    ------      ------     --------  --------
Stock options
 exercised..............                  1.5              55.8                               55.8
Conversion to Class B
 Common Stock             (0.3)           0.3                                                   --
Two-for-one Stock Split
 October 23, 1996.......  50.9           93.3
Dividends on Common
 Stock..................                                                          (108.2)   (108.2)
Comprehensive income:
 Net income.............                                                           795.8     795.8
 Net income for the
  month ended May 1996,
  due to the change in
  fiscal year-end of
  certain non-U.S.
  operations (Note 1)...                                                            (4.1)     (4.1)
 Foreign currency
  translation (net of
  tax benefit of $4.1)..                                              (14.8)                 (14.8)
                         -----    ----  -----    ----    ------      ------     --------  --------
Comprehensive income....                                              (14.8)       791.7     776.9
                         -----    ----  -----    ----    ------      ------     --------  --------
Balance at May 31,
 1997................... 101.7     0.2  187.6     2.7     210.6       (31.3)     2,973.7   3,155.9
                         -----    ----  -----    ----    ------      ------     --------  --------
Stock options
 exercised..............                  2.1              57.2                               57.2
Conversion to Class B
 Common Stock...........  (0.2)           0.2                                                   --
Repurchase of Class B
 Common Stock...........                 (4.4)             (5.3)                  (197.0)   (202.3)
Dividends on Common
 Stock..................                                                          (132.9)   (132.9)
Comprehensive income:
 Net income.............                                                           399.6     399.6
 Foreign currency
  translation (net of
  tax benefit of $4.4)..                                              (15.9)                 (15.9)
                         -----    ----  -----    ----    ------      ------     --------  --------
Comprehensive income....                                              (15.9)       399.6     383.7
                         -----    ----  -----    ----    ------      ------     --------  --------
Balance at May 31,
 1998................... 101.5     0.2  185.5     2.7     262.5       (47.2)     3,043.4   3,261.6
                         -----    ----  -----    ----    ------      ------     --------  --------
Stock options
 exercised..............                  2.7              80.5                               80.5
Conversion to Class B
 Common Stock...........  (0.8)           0.8                                                   --
Repurchase of Class B
 Common Stock...........                 (7.4)             (8.9)                  (292.7)   (301.6)
Dividends on Common
 Stock..................                                                          (135.6)   (135.6)
Comprehensive income:
 Net income.............                                                           451.4     451.4
 Foreign currency
  translation (net of
  tax benefit of $6.1)..                                              (21.7)                 (21.7)
                         -----    ----  -----    ----    ------      ------     --------  --------
Comprehensive income....                                              (21.7)       451.4     429.7
                         -----    ----  -----    ----    ------      ------     --------  --------
Balance at May 31,
 1999................... 100.7    $0.2  181.6    $2.7    $334.1      $(68.9)    $3,066.5  $3,334.6
                         =====    ====  =====    ====    ======      ======     ========  ========


  The accompanying notes to consolidated financial statements are an integral part of this statement.

                                  NIKE, Inc.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of consolidation:

   The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated. Prior to fiscal year 1997, certain of the Company's non-U.S. operations reported their results of operations on a one month lag which allowed more time to compile results. Beginning in the first quarter of fiscal year 1997, the one month lag was eliminated. As a result, the May 1996 charge from operations for these entities of $4.1 million was recorded directly to retained earnings in the first quarter of fiscal year 1997.

Recognition of revenues:

   Revenues recognized include sales plus fees earned on sales by licensees. Sales are recognized upon shipment of product.

Advertising and Promotion:

   Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Accounting for endorsement contracts, the majority of the Company's promotional expenses, is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Contracts requiring prepayments are included in prepaid expenses or other assets depending on the length of the contract. Total advertising and promotion expenses were $978.6 million, $1.13 billion and $978.3 million for the years ended May 31, 1999, 1998 and 1997, respectively. Included in prepaid expenses and other assets was $152.2 million and $175.9 million at May 31, 1999 and 1998, respectively, relating to prepaid advertising and promotion expenses.

Cash and equivalents:

   Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Inventory valuation:

   Inventories are stated at the lower of cost or market. All non-U.S. inventories are valued on a first-in, first-out (FIFO) basis. In the fourth quarter of fiscal year 1999, the Company changed its method of determining cost for substantially all of its U.S. inventories from last-in, first-out
(LIFO) to FIFO. See Note 11.

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

Identifiable intangible assets and goodwill:

   At May 31, 1999 and 1998, the Company had patents, trademarks and other identifiable intangible assets with a value of $213.0 million and $220.7 million, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $324.8 million and $321.0 million at May 31, 1999 and 1998, respectively.

                                  NIKE, INC.

   Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $111.2 million and $105.9 million at May 31, 1999 and 1998, respectively. Amortization expense, which is included in other income/expense, was $19.4 million, $19.8 million and $19.8 million for the years ended May 31, 1999, 1998 and 1997, respectively. Intangible assets are periodically reviewed by the Company for impairments to assess if the fair value is less than the carrying value.

Foreign currency translation:

   Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment, a component of accumulated other comprehensive income in shareholders' equity.

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

Earnings per share:

   Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options. On October 23, 1996 the Company issued additional shares in connection with a two-for-one stock split effected in the form of a 100% stock dividend on outstanding Class A and Class B common stock. The per common share amounts in the Consolidated Financial Statements and accompanying notes have been adjusted to reflect the stock split.

                                  NIKE, INC.

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

Reclassifications:

   Certain prior year amounts have been reclassified to conform to fiscal year 1999 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2--INVENTORIES:

   Inventories by major classification are as follows:

                                                                    May 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                 (in millions)
   Finished goods............................................. $1,132.7 $1,303.8
   Work-in-progress...........................................     44.8     34.7
   Raw materials..............................................     21.8     58.1
                                                               -------- --------
                                                               $1,199.3 $1,396.6
                                                               ======== ========

   The excess of replacement cost over LIFO cost was $5.6 million and $21.9 million at May 31, 1999 and May 31, 1998 respectively. As stated in Note 1, the Company changed its inventory valuation method for substantially all U.S. inventories in fiscal year 1999.

NOTE 3--PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment includes the following:

                                                                   May 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                                (in millions)
   Land...................................................... $   99.6 $   93.0
   Buildings.................................................    374.2    337.3
   Machinery and equipment...................................    923.3    887.4
   Leasehold improvements....................................    273.4    253.7
   Construction in process...................................    330.8    248.2
                                                              -------- --------
                                                               2,001.3  1,819.6
   Less accumulated depreciation.............................    735.5    666.5
                                                              -------- --------
                                                              $1,265.8 $1,153.1
                                                              ======== ========

   Capitalized interest expense was $6.9 million, $6.5 million and $2.8 million for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

                                  NIKE, INC.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES:

   Notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

                                                      May 31,
                                   ---------------------------------------------
                                            1999                   1998
                                   ---------------------- ----------------------
                                                 Interest               Interest
                                    Borrowings     Rate    Borrowings     Rate
                                   ------------- -------- ------------- --------
                                   (in millions)          (in millions)
   Banks:
     Non-U.S. Operations..........    $239.8      3.87%      $368.4      6.47%
     U.S. Operations..............     179.3      4.85%       111.8      5.64%
                                      ------                 ------
                                      $419.1                 $480.2
                                      ======                 ======
   NIAC...........................    $ 98.0      5.30%      $280.1      5.99%
                                      ======                 ======

   The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing non-U.S. operations. Certain of these loans are secured by accounts receivable and inventory. U.S. operations were funded principally with commercial paper.

   Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service. At May 31, 1999 there was $179.3 million outstanding and at May 31, 1998 there was $91.6 million outstanding under these arrangements.

   The Company purchases through NIAC substantially all of the athletic footwear and apparel it acquires from non-U.S. suppliers. Accounts payable to NIAC are generally due up to 120 days after shipment of goods from the foreign port. Interest on such accounts payable accrues at the ninety day London Interbank Offered Rate (LIBOR) as of the beginning of the month of the invoice date, plus .30%.

   At May 31, 1999, the Company had no outstanding borrowings under its $500 million unsecured multiple option facility with 10 banks, which matures on October 31, 2002, and on May 31, 1999 the Company had no outstanding borrowings under its $250 million unsecured multiple option facility with 8 banks, which matures on May 18, 2000. These agreements contain optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on both the $500 million and the $250 million agreements is determined by the borrowing option and, under the committed revolving loan facility, is either the LIBOR rate plus
 .19% or the higher of the Fed Funds rate plus .50% or the Prime Rate. The $500 million and the $250 million agreements provide for annual fees of .07%, and .045% respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 1999.

                                  NIKE, INC.

NOTE 5--LONG-TERM DEBT:

   Long-term debt includes the following:

                                                                     May 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                  (in millions)
   6.375% Medium term notes, payable December 1, 2003............ $199.5 $199.3
   4.30% Japanese yen notes, payable June 26, 2011...............   84.6   77.1
   6.51% Medium term notes, payable June 16, 2000................   50.0   50.0
   6.69% Medium term notes, payable June 17, 2002................   50.0   50.0
   Other.........................................................    3.0    4.6
                                                                  ------ ------
     Total.......................................................  387.1  381.0
   Less current maturities.......................................    1.0    1.6
                                                                  ------ ------
                                                                  $386.1 $379.4
                                                                  ====== ======

   In December of 1996, the Company filed a $500 million shelf registration with the Securities and Exchange Commission (SEC) and issued $200 million seven-year notes, maturing December 1, 2003. In June of 1997, the Company issued an additional $100 million medium-term notes under this program with maturities of June 16, 2000 and June 17, 2002. Interest on these notes is paid semi-annually. The proceeds were subsequently exchanged for Dutch Guilders and loaned to a European subsidiary. The Company entered into swap transactions to hedge the foreign currency exposure related to the repayment of the intercompany loan. In February of 1999, the Company filed a shelf registration with the SEC for the sale of up to $500 million in debt securities, of which $200 million had been previously registered but not issued under the December 1996 registration.

   In June of 1996, the Company's Japanese subsidiary borrowed 10.5 billion Japanese Yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

   The Company's long-term debt ratings are A by Standard and Poor's Corporation and A1 by Moody's Investor Service. Amounts of long-term maturities in each of the five fiscal years 2000 through 2004 are $1.0 million, $51.0 million, $0.4 million, $50.2 million and $199.6 million, respectively.

                                   NIKE, INC.

NOTE 6--INCOME TAXES:

   Income before income taxes and the provision for income taxes are as follows:

                                                       Year Ended May 31,
                                                     -------------------------
                                                      1999     1998     1997
                                                     -------  ------  --------
                                                          (in millions)
   Income before income taxes:
     United States.................................. $ 598.7  $648.2  $1,008.0
     Foreign........................................   147.4     4.8     287.2
                                                     -------  ------  --------
                                                     $ 746.1  $653.0  $1,295.2
                                                     =======  ======  ========
   Provision for income taxes:
   Current:
     United States
       Federal...................................... $ 210.2  $258.4  $  359.4
       State........................................    34.3    43.1      74.7
     Foreign........................................    50.1    69.4     112.7
                                                     -------  ------  --------
                                                       294.6   370.9     546.8
                                                     -------  ------  --------
   Deferred:
     United States
       Federal......................................    (7.6)  (40.2)    (21.1)
       State........................................     4.0    (8.8)     (5.1)
     Foreign........................................     3.7   (68.5)    (21.2)
                                                     -------  ------  --------
                                                         0.1  (117.5)    (47.4)
                                                     -------  ------  --------
                                                     $ 294.7  $253.4  $  499.4
                                                     =======  ======  ========

   A benefit was recognized for foreign loss carryforwards of $313.4 million at May 31, 1999 of which $74.3 million, $42.4 million, $18.2 million and $23.4 million expire in fiscal years 2003, 2004, 2005, and 2006, respectively. Foreign loss carryforwards of $155.1 million do not expire.

   As of May 31, 1999 the Company had utilized all foreign tax credits.

                                  NIKE, INC.

   Deferred tax liabilities (assets) are comprised of the following:

                                                                  May 31,
                                                              ----------------
                                                               1999     1998
                                                              -------  -------
                                                               (in millions)
   Undistributed earnings of foreign subsidiaries............ $   9.8  $   2.1
   Other.....................................................    16.1     12.3
                                                              -------  -------
     Gross deferred tax liabilities..........................    25.9     14.4
                                                              -------  -------
   Allowance for doubtful accounts...........................   (16.2)   (18.8)
   Inventory reserves........................................   (17.8)   (41.5)
   Deferred compensation.....................................   (33.2)   (30.8)
   Reserves and accrued liabilities..........................   (59.0)   (68.1)
   Tax basis inventory adjustment............................   (17.8)   (19.5)
   Depreciation..............................................   (33.7)   (17.3)
   Foreign loss carryforwards................................   (94.6)   (89.6)
   Other.....................................................   (18.4)   (19.9)
                                                              -------  -------
     Gross deferred tax assets...............................  (290.7)  (305.5)
                                                              -------  -------
   Net deferred tax assets................................... $(264.8) $(291.1)
                                                              =======  =======

   A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                           Year Ended May 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
   U.S. Federal statutory rate............................      35.0%      35.0%
   State income taxes, net of federal benefit.............       3.3        3.4
     Other, net...........................................       1.2        0.4
                                                           ---------  ---------
   Effective income tax rate..............................      39.5%      38.8%
                                                           =========  =========

NOTE 7--REDEEMABLE PREFERRED STOCK:

   NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $0.3 million. A cumulative dividend of $.10 per share is payable annually on May 31 and no dividends may be declared or paid on the Common Stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 1999. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NOTE 8--COMMON STOCK:

   The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110.0 million and 350.0 million, respectively. In fiscal year 1997 the Company announced a two-for-one stock split which was effected in the form of a 100% stock dividend on outstanding Class A and Class B Common Stock, paid October 23, 1996. Each share of Class A Common Stock is convertible into one share of

                                  NIKE, INC.

Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

   The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 13.4 million shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

   In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 25.0 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses, and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options and stock appreciation rights, and the purchase price of restricted stock, may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 1999, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

   In addition to the option plans discussed above, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 1999, 8.0 million options with exercise prices ranging from $0.417 per share to $53.625 per share had been granted. The aggregate compensation expenses related to these agreements is $21.3 million and is being amortized over vesting periods from October 1980 through December 2001. The outstanding agreements expire through December 2009.

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

   The Company has elected not to adopt the fair value method; however, as required by SFAS 123, the Company has computed for pro forma disclosure purposes, the value of options granted during fiscal years 1999, 1998 and 1997 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 1999, 1998 and 1997 were a dividend yield of 1%, expected volatility of the market price of the Company's common stock of 34% for 1999, 32% for 1998 and 30% for 1997, a weighted-average expected life of the options of approximately five years and interest rates of 5.48% and 4.93% for fiscal 1999, 4.38% and 4.28% for fiscal 1998 and 6.42% and 6.56% for fiscal 1997. These interest rates are reflective of option grant dates made throughout the year.

   Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 1999, 1998 and 1997, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $61.6 million, $31.9 million and $29.1 million respectively, which would be amortized on a straight-line basis over the vesting period of the options. The weighted average fair value per share of the options granted in 1999, 1998 and 1997 are $17.33, $18.54 and $17.39 respectively.

                                  NIKE, INC.

   If the Company had accounted for these stock options issued to employees in accordance with SFAS 123, the Company's pro forma net income and pro forma net income per share would have been reported as follows:

                          1999                 1998                 1997
                  -------------------- -------------------- --------------------
                   Net   Diluted Basic  Net   Diluted Basic  Net   Diluted Basic
                  Income   EPS    EPS  Income   EPS    EPS  Income   EPS    EPS
                  ------ ------- ----- ------ ------- ----- ------ ------- -----
                               (in millions, except per share data)
   As reported..  $451.4  $1.57  $1.59 $399.6  $1.35  $1.38 $795.8  $2.68  $2.76
   Pro Forma....   434.3   1.51   1.53  388.7   1.32   1.35  788.7   2.66   2.73

   The pro forma effects of applying SFAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

   The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

                                                             Weighted
                                                             Average     Option
                                                              Shares     Price
                                                          -------------- ------
                                                          (in thousands)
   Options outstanding May 31, 1996......................     12,186     $13.67
     Exercised...........................................     (2,012)     11.28
     Surrendered.........................................        (55)     23.50
     Granted.............................................      1,692      48.93
                                                              ------
   Options outstanding May 31, 1997......................     11,811      19.05
     Exercised...........................................     (2,132)     11.28
     Surrendered.........................................       (270)     23.50
     Granted.............................................      1,964      55.83
                                                              ------
   Options outstanding May 31, 1998......................     11,373      26.30
     Exercised...........................................     (2,665)     15.25
     Surrendered.........................................       (399)     46.70
     Granted.............................................      3,556      48.76
                                                              ------
   Options outstanding May 31, 1999......................     11,865     $34.97
                                                              ======
   Options exercisable at May 31,
     1997................................................      5,219     $11.33
     1998................................................      6,826      15.98
     1999................................................      5,991      22.13

   The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options at May 31, 1999:

                          Number of       Weighted    Weighted Average   Number of       Weighted
                           Options        Average     Contractual Life    Options        Average
     Exercise Price      Outstanding   Exercise Price    Remaining      Exercisable   Exercise Price
     --------------     -------------- -------------- ---------------- -------------- --------------
                        (in thousands)                    (years)      (in thousands)
   $ 5.1013 - $14.9375      3,601          $12.73           3.48           3,601          $12.73
    18.0313 -  48.2500      3,592           34.97           6.83           1,985           31.70
    48.4375 -  48.4375      3,030           48.44           9.13              --              --
    48.6875 -  74.8750      1,642           58.92           8.29             405           58.83

                                  NIKE, INC.

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

   The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                                                          Year Ended May 31,
                                                        -----------------------
                                                         1999    1998    1997
                                                        ------- ------- -------
                                                             (in millions,
                                                        except per share data)
   Determination of shares:
     Average common shares outstanding.................   283.3   288.7   288.4
     Assumed conversion of stock options...............     5.0     6.3     8.6
                                                        ------- ------- -------
   Diluted average common shares outstanding...........   288.3   295.0   297.0
                                                        ======= ======= =======
   Basic earnings per common share..................... $  1.59 $  1.38 $  2.76
   Diluted earnings per common share................... $  1.57 $  1.35 $  2.68

NOTE 10--BENEFIT PLANS:

   The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $12.8 million, $11.2 million and $18.5 million to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 1999, 1998 and 1997, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with Common Stock, vesting that portion over 5 years. Company contributions to the savings plan were $7.4 million, $8.1 million and $6.3 million for the years ended May 31, 1999, 1998 and 1997, respectively, and are included in selling and administrative expenses.

NOTE 11--OTHER INCOME/EXPENSE, NET:

   Included in other income/expense for the years ended May 31, 1999, 1998 and 1997, was interest income of $13.0 million, $16.5 million and $20.1 million, respectively. In addition, included in other income/expense was income of $15.0 million related to the change in accounting for inventories in the U.S. from the LIFO to the FIFO method. The change was effected in the fourth quarter of fiscal 1999 and was not considered significant to show the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20. The Company's subsidiary, Bauer NIKE Hockey, recognized a one-time restructuring charge in fiscal year 1997 of $18.1 million for a plan which entailed, among other things, moving certain products to offshore production and closing certain facilities.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

   The Company leases space for its offices, warehouses and retail stores under leases expiring from one to eighteen years after May 31, 1999. Rent expense aggregated $129.5 million, $129.6 million and $84.1 million for the years ended May 31, 1999, 1998 and 1997, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 2000 through 2004 are

                                  NIKE, INC.

$96.1 million, $86.9 million, $75.9 million, $69.3 million, $58.8 million, respectively, and $368.2 million in later years. Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

NOTE 13--RESTRUCTURING CHARGE:

   1999 Charge. During fiscal 1999, a $60.1 million charge was incurred as a result of certain actions taken to better align the Company's cost structure with expected revenue growth rates. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The total number of employees terminated was 1,291, with 630 having left the Company as of May 31, 1999.

   Also included was a write-off of $20.2 million of certain equipment, hardware and software development costs that are no longer in use at one of the Company's U.S. distribution centers due to a change in strategy around how the Company flows product for a specific type of business. The accrual balance at May 31, 1999 will be relieved throughout fiscal 2000 and early 2001, as leases expire and severance payments are completed.

   Detail of the 1999 restructuring charge is as follows:

                                                 FY99                Reserve
                                             Restructuring          Balance at
   Description                 Cash/Non-Cash    Charge     Activity  5/31/99
   -----------                 ------------- ------------- -------- ----------
                                                       (in millions)
   Elimination of Job
    Responsibilities
    Company-Wide..............                  $(39.9)     $21.9     $(18.0)
     Severance packages.......          cash     (28.0)      11.7      (16.3)
     Lease cancellations &
      commitments.............          cash      (2.4)       1.6       (0.8)
     Write-down of assets.....      non-cash      (7.8)       7.8         --
     Other.................... cash/non-cash      (1.7)       0.8       (0.9)
                                                ------      -----     ------
   Change in warehouse
    distribution strategy.....                   (20.2)      20.2         --
     Write-down of assets.....      non-cash     (20.2)      20.2         --
                                                ------      -----     ------
   Effect of foreign currency
    translation...............                      --        0.1        0.1
                                                ------      -----     ------
   Total......................                  $(60.1)     $42.2     $(17.9)
                                                ======      =====     ======

   1998 Charge. During the fourth quarter of fiscal 1998 the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) primarily relate to: 1) the elimination of job responsibilities company-wide, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of the Company's Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in one-time termination fees; and 5) the decision to exit certain manufacturing operations of the Bauer NIKE Hockey subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use, and the estimated loss on divestiture of certain manufacturing plants.

                                  NIKE, INC.

   Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of May 31, 1999.

   During fiscal year 1999, it was determined that a total of $15.0 million of the restructuring accrual was not required due to changes in estimates related to severance payments of $4.0 million, a $3.6 million change in estimated vendor software costs related to Japan's software development, lease commitments of $3.2 million due to changes in sub-leasing arrangements, and other changes of $4.2 million. The $15.0 million is included in "Activity" in the table below and as an offset in the restructuring charge on the income statement.

   The remaining accrual will be relieved throughout fiscal year 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.

   Detail of the restructuring charge is as follows:

                                                                        Reserve
                                                     FY98               Balance
                                                 Restructuring            at
   Description                     Cash/Non-Cash    Charge     Activity 5/31/99
   -----------                     ------------- ------------- -------- -------
                                                  (in millions)
   Elimination of Job
    Responsibilities
    Company-Wide.................                   $ (49.8)    $ 46.5   $(3.3)
     Severance packages..........           cash      (29.1)      28.2    (0.9)
     Lease cancellations &
      commitments................           cash      (10.8)       8.4    (2.4)
     Write-down of assets........       non-cash       (9.6)       9.6      --
     Other.......................           cash       (0.3)       0.3      --
                                                    -------     ------   -----
   Downsizing the Asia Pacific
    Headquarters in Hong Kong....                     (13.1)      13.0    (0.1)
     Severance packages..........           cash       (4.6)       4.6      --
     Lease cancellations &
      commitments................           cash       (5.5)       5.4    (0.1)
     Write-down of assets........       non-cash       (3.0)       3.0      --
                                                    -------     ------   -----
   Downsizing the Japan
    Distribution Center..........                     (31.6)      30.5    (1.1)
     Write-off of assets.........       non-cash      (12.5)      12.5      --
     Software development costs..  cash/non-cash      (19.1)      18.0    (1.1)
                                                    -------     ------   -----
   Cancellation of Endorsement
    Contracts....................           cash       (5.6)       5.3    (0.3)
                                                    -------     ------   -----
   Exiting Certain Manufacturing
    Operations at
    Bauer NIKE Hockey............                     (22.7)      21.7    (1.0)
     Write-down of assets........       non-cash      (14.7)      14.7      --
     Divestiture of manufacturing
      facilities.................       non-cash       (5.2)       5.2      --
     Lease cancellations &
      commitments................           cash       (1.6)       0.9    (0.7)
     Severance packages..........           cash       (1.2)       0.9    (0.3)
                                                    -------     ------   -----
   Other.........................                      (7.1)       6.4    (0.7)
     Cash........................           cash       (0.6)       0.6      --
     Non-cash....................       non-cash       (6.5)       5.8    (0.7)
                                                    -------     ------   -----
   Effect of foreign currency
    translation..................                        --        0.2     0.2
                                                    -------     ------   -----
   Total.........................                   $(129.9)    $123.6   $(6.3)
                                                    =======     ======   =====

                                  NIKE, INC.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet due to the short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including current portion, is approximately $384.8 million, compared to a carrying value of $387.1 million at May 31, 1999 and $384.4 million, compared to a carrying value of $381.0 million at May 31, 1998. See Note 15 for fair value of derivatives.

NOTE 15--FINANCIAL RISK MANAGEMENT AND DERIVATIVES:

   The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany transactions, including intercompany borrowings. The Company does not hold or issue financial instruments for trading purposes. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

   The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related receivables and payables including other third party or intercompany foreign currency transactions. Purchased currency options are used to hedge certain anticipated but not yet firmly committed transactions expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen and Canadian dollars. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and recognized in earnings when the underlying transaction is recognized. Deferred option premiums paid, net of realized gains, were $4.0 million and $21.7 million at May 31, 1999 and 1998, respectively. Gains and losses related to hedges of firmly committed transactions and the related receivables and payables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the underlying transaction. Net realized and unrealized gains on forward contracts deferred at May 31, 1999 and 1998 were $31.5 million and $12.0 million, respectively.

   The estimated fair values of derivatives used to hedge the Company's risks will fluctuate over time. The fair value of the forward exchange contracts and cross-currency swaps are estimated by obtaining quoted market prices. The fair value of option contracts is estimated using option pricing models widely used in the financial markets. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values of the underlying hedged transactions and the overall reduction in the Company's exposure to adverse fluctuations in foreign exchange rates. The notional amounts of derivatives summarized below do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the exposure to the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to interest rates, exchange rates or other financial indices.

                                  NIKE, INC.

   The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 1999 and 1998.

                                                   May 31,
                             ---------------------------------------------------
                                       1999                      1998
                             ------------------------- -------------------------
                             Notional                  Notional
                             Principal Carrying  Fair  Principal Carrying  Fair
                              Amounts   Values  Values  Amounts   Values  Values
                             --------- -------- ------ --------- -------- ------
                                                (in millions)
   Currency Swaps........... $  300.0   $44.3   $ 32.1 $  300.0   $30.8   $30.3
   Forward Contracts........  2,206.8    29.1     73.2  2,453.1     3.0    62.3
   Purchased Options........    220.0     7.2      3.8    232.4     7.7     1.9
                             --------   -----   ------ --------   -----   -----
   Total.................... $2,726.8   $80.6   $109.1 $2,985.5   $41.5   $94.5
                             ========   =====   ====== ========   =====   =====

   At May 31, 1999 and May 31, 1998, the Company had no contracts outstanding with maturities beyond one year except the currency swaps which have maturity dates consistent with the maturity dates of the related debt. All realized gains/losses deferred at May 31, 1999 will be recognized within one year.

   The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are all AAA rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at May 31, 1999 and 1998. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

NOTE 16--OPERATING SEGMENTS AND RELATED INFORMATION:

   Operating Segments. Effective June 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131establishes new standards for the way public business enterprises report information about operating segments, and also requires certain disclosures about products and services, geographic areas of business and major customers. The adoption of SFAS No. 131 did not affect the Company's consolidated financial position or results of operations, but did change business segment information previously disclosed.

   The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE brand sales activity. Other brands as shown below represent activity for non-NIKE brand subsidiaries (Cole Haan Holdings Inc., Bauer NIKE Hockey Inc., NIKE Team Sports, Inc., and NIKE IHM, Inc.) and are considered immaterial for individual disclosure. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the enterprise's internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

   Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company centrally manages substantially all interest expense activity. Operating segment interest activity is primarily the result of intercompany lending, which is eliminated for consolidated purposes. The Company evaluates performance of

                                  NIKE, INC.

individual operating segments based on Contribution Profit before Corporate Allocations, Interest Expense and Income Taxes. On a consolidated basis, this amount represents Income Before Taxes less Interest Expense as shown in the Consolidated Statement of Income. Other reconciling items related to Contribution Profit represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific income statement items.

   Additions to long-lived assets predominantly represent capital expenditures, which are shown below by operating segment. At the start of fiscal year 1999, certain corporate costs, assets and liabilities were segregated from the U.S. region. Therefore, breakout of capital expenditures and depreciation activity between United States and Corporate is not available for years prior to fiscal year 1999. Other additions to long-lived assets represent additions to identifiable intangibles and goodwill, which are managed as a corporate expense and are not attributable to any specific operating segment. See Note 1 for further discussion on identifiable intangible assets and goodwill.

   Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed by management and are therefore provided below.

                                                       Year Ended May 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (in millions)
   Net Revenue
     United States................................ $4,723.7  $5,139.4  $5,201.6
     Europe.......................................  2,255.8   2,096.1   1,789.8
     Asia/Pacific.................................    844.5   1,253.9   1,241.9
     Americas.....................................    507.1     599.0     449.2
     Other brands.................................    445.8     464.7     504.0
                                                   --------  --------  --------
                                                   $8,776.9  $9,553.1  $9,186.5
                                                   ========  ========  ========
   Contribution Profit
     United States................................ $  882.3  $  978.8  $1,411.7
     Europe.......................................    338.4     281.2     254.5
     Asia/Pacific.................................     78.8     (26.8)    227.4
     Americas.....................................     57.6     110.6      74.3
     Other brands.................................     22.4     (13.1)     34.7
     Corporate....................................   (589.3)   (617.7)   (655.1)
                                                   --------  --------  --------
                                                   $  790.2  $  713.0  $1,347.5
                                                   ========  ========  ========
   Capital Expenditures
     United States................................ $   48.5
     Corporate....................................    161.7
                                                   --------
     United States and Corporate.................. $  210.2  $  246.8  $  266.4
                                                   --------  --------  --------
     Europe.......................................     87.7     121.0      90.0
     Asia/Pacific.................................     43.7     103.5      69.7
     Americas.....................................     12.5      12.6       6.4
     Other brands.................................     30.0      22.0      33.4
                                                   --------  --------  --------
                                                    $ 384.1  $  505.9  $  465.9
                                                   ========  ========  ========

                                   NIKE, INC.

                                                         Year Ended May 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in millions)
   Depreciation
     United States.................................. $   22.0
     Corporate......................................     73.3
                                                     --------
     United States and Corporate.................... $   95.3 $   96.8 $   75.9
                                                     -------- -------- --------
     Europe.........................................     40.6     37.8     27.0
     Asia/Pacific...................................     20.8     23.4     13.8
     Americas.......................................      6.8      4.7      2.6
     Other brands...................................     34.7     21.8     18.7
                                                     -------- -------- --------
                                                      $ 198.2 $  184.5 $  138.0
                                                     ======== ======== ========
   Accounts Receivable, net
     United States.................................. $  574.4 $  716.9 $  844.6
     Europe.........................................    551.6    531.9    362.2
     Asia/Pacific...................................    141.5    165.9    305.7
     Americas.......................................    119.2    125.5     96.3
     Other brands...................................    108.8    109.6    114.7
     Corporate......................................     44.6     24.6     30.6
                                                     -------- -------- --------
                                                     $1,540.1 $1,674.4 $1,754.1
                                                     ======== ======== ========
   Inventory, net
     United States.................................. $  544.6 $  561.6 $  528.7
     Europe.........................................    316.3    424.5    329.6
     Asia/Pacific...................................     81.5    118.5    182.6
     Americas.......................................     73.1     79.9     67.6
     Other brands...................................    144.6    185.1    188.3
     Corporate......................................     39.2     27.0     41.8
                                                     -------- -------- --------
                                                     $1,199.3 $1,396.6 $1,338.6
                                                     ======== ======== ========
   Property, Plant and Equipment, net
     United States.................................. $  290.4 $  322.7 $  227.5
     Europe.........................................    271.4    244.8    177.0
     Asia/Pacific...................................    148.0    143.4     92.5
     Americas.......................................     21.5     16.9     11.1
     Other brands...................................    114.3    119.1    125.1
     Corporate......................................    420.2    306.2    289.2
                                                     -------- -------- --------
                                                     $1,265.8 $1,153.1 $  922.4
                                                     ======== ======== ========

                                  NIKE, INC.

   Revenues by Major Product Lines. Footwear, Apparel and Equipment revenues are defined as sales to external customers for NIKE brand products. Other brands revenues includes external sales by the non-NIKE brand subsidiaries.

                                                          Year Ended May 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (in millions)
   Footwear.......................................... $5,218.4 $5,959.0 $6,144.5
   Apparel...........................................  2,914.7  2,991.8  2,493.5
   Equipment.........................................    197.9    137.6     44.4
   Other brands......................................    445.9    464.7    504.1
                                                      -------- -------- --------
                                                      $8,776.9 $9,553.1 $9,186.5
                                                      ======== ======== ========

   Revenues and Long-Lived Assets by Geographic Area. Geographic information is similar to that shown above under operating segments with the exception that Other brands activity is derived predominantly from activity in the United States and Americas. Revenues derived in the United States were $5.04 billion, $5.46 billion, and $5.54 billion during the year ended May 31, 1999, 1998, and 1997, respectively. Long-lived assets, which are comprised of net property, plant and equipment and net identifiable assets and goodwill, attributable to operations in the United States were $1.11 billion, $1.07 billion, and $1.69 billion at May 31, 1999, 1998, and 1997, respectively.

   Major Customers. During fiscal 1999, 1998 and 1997, revenues derived from one customer represented 10%, 11% and 12% respectively of the Company's consolidated revenues. Sales to this customer are included in all segments of the Company.

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

Item 10. Directors and Executive Officers of the Registrant

   We have filed with the Securities and Exchange Commission our definitive Proxy Statement dated August 13, 1999 for the annual meeting of shareholders to be held on September 22, 1999. The information required by this Item with respect to our directors is incorporated by reference into this report from pages 2 through 5, 9 and 10 of that Proxy Statement. Information called for by this Item with respect to our executive officers is described under "Executive Officers of the Registrant" in Item 1 of this Report.

   The information required by Items 11-13 of Part III is incorporated by reference into this report from the indicated pages of our definitive Proxy Statement dated August 13, 1999 for its 1999 annual meeting of shareholders.

                                                                       Proxy
                                                                     Statement
                                                                     Page No.
                                                                     ---------
Item 11. Executive Compensation..................................... 7, 10-19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management................................................    7-9
Item 13. Certain Relationships and Related Transactions.............   19-21

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (A) The following documents are filed as part of this report:

                                                                           Form
                                                                           10-K
                                                                           Page
                                                                           No.
                                                                           ----
1.  FINANCIAL STATEMENTS:
  Report of Independent Accountants.......................................  25
  Consolidated Statement of Income for each of the three years ended May
   31, 1999...............................................................  26
  Consolidated Balance Sheet at May 31, 1999 and 1998.....................  27
  Consolidated Statement of Cash Flows for each of the three years ended
   May 31, 1999...........................................................  28
  Consolidated Statement of Shareholders' Equity for each of the three years ended May 31, 1999...............................................  29
  Notes to Consolidated Financial Statements..............................  30

2.  FINANCIAL STATEMENT SCHEDULES:
  II--Valuation and Qualifying Accounts................................... F-1
  IX--Short-Term Borrowings............................................... F-2

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

   3. EXHIBITS:

 3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
 3.2  Third Restated Bylaws, as amended (incorporated by reference from
      Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
 4.1  Restated Articles of Incorporation, as amended (see Exhibit 3.1).
 4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).
 4.3 Indenture between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).
10.1 Credit Agreement dated as of September 15, 1995 among NIKE, Inc., Bank of America National Trust & Savings Association, individually and as Agent, and the other banks party thereto (incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
10.2 Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1993).*
10.3 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).
10.4 NIKE, Inc. Restated Employee Incentive Compensation Plan (incorporated by reference from Registration Statement No. 33-29262 on Form S-8 filed by the Company on June 16, 1989).*
10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*
10.6 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*
10.7 NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*
10.8 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from
      Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1994).*
12.1  Computation of Ratio of Earnings to Fixed Charges.
18 Letter re: Change in Accounting Principles.
21  Subsidiaries of the Registrant.
23 Consent of PricewaterhouseCoopers LLP, independent certified public accountants (set forth on page F-3 of this Annual Report on Form 10-K).
--------
  *  Management contract or compensatory plan or arrangement.

   Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

   (B) The following reports on Form 8-K were filed by NIKE during the last quarter of fiscal 1999:

   None.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                          Balance at Charged to Charged  Write-Offs Balance at
                          Beginning  Costs and  to Other   Net of     End of
Description               of Period   Expenses  Accounts Recoveries   Period
-----------               ---------- ---------- -------- ---------- ----------
For the year ended May
 31, 1997:
Allowance for doubtful
 accounts................   $43.4      $25.5     $ 1.7     $(13.4)    $57.2
Other assets.............     0.0                                       0.0
                            -----      -----     -----     ------     -----
                            $43.4      $25.5     $ 1.7     $(13.4)    $57.2
                            =====      =====     =====     ======     =====
For the year ended May
 31, 1998:
Allowance for doubtful
 accounts................   $57.2      $39.8     $(7.0)    $(18.6)    $71.4
Other assets.............     0.0                                       0.0
                            -----      -----     -----     ------     -----
                            $57.2      $39.8     $(7.0)    $(18.6)    $71.4
                            =====      =====     =====     ======     =====
For the year ended May
 31, 1999:
Allowance for doubtful
 accounts................   $71.4      $ 7.8     $ 1.8     $ (7.8)    $73.2
Other assets.............     0.0                                       0.0
                            -----      -----     -----     ------     -----
                            $71.4      $ 7.8     $ 1.8     $ (7.8)    $73.2
                            =====      =====     =====     ======     =====

                                  SCHEDULE IX

                                  NIKE, INC.

                           SHORT-TERM BORROWINGS(1)
                                 (In millions)

                                              Maximum     Average     Weighted
                                   Weighted   Amount      Amount       Average
                          Balance  Average  Outstanding Outstanding Interest Rate
                          at End   Interest  During the  During the   During the
                         of Period   Rate    Period(2)   Period(3)    Period(3)
                         --------- -------- ----------- ----------- -------------
For the year ended May
 31, 1997:
Notes payable to banks:
  U.S. Operations.......  $   --       --%    $158.2      $ 45.6        5.38%
  Non-U.S. Operations...   553.2     4.08      553.2       436.6        3.61
                          ------              ------      ------
                          $553.2              $711.4      $482.2
                          ======              ======      ======
Interest bearing
 accounts payable to
 NIAC(4)................  $414.1     6.14%    $414.1      $294.9        5.93%
                          ======              ======      ======

For the year ended May
 31, 1998:
Notes payable to banks:
  U.S. Operations.......  $111.8     5.64%    $328.5      $ 82.9        6.32%
  Non-U.S. Operations...   368.4     6.47      574.7       364.5        6.19
                          ------              ------      ------
                          $480.2              $903.2      $447.4
                          ======              ======      ======
Interest bearing
 accounts payable to
 NIAC...................  $280.1     5.99%    $353.9      $285.4        6.05%
                          ======              ======      ======

For the year ended May
 31, 1999:
Notes payable to banks:
  U.S. Operations.......  $179.3     4.85%    $255.3      $155.5        5.97%
  Non-U.S. Operations...   239.8     3.87%    $407.5      $303.6        3.88
                          ------              ------      ------
                          $419.1              $662.8      $459.1
                          ======              ======      ======
Interest bearing
 accounts payable to
 NIAC...................  $ 98.0     5.30%    $271.4      $183.5        5.67%
                          ======              ======      ======

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

(4) NIAC refers to Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a Japanese trading company.

                       CONSENT OF INDEPENDENT ACCOUNTANTS

   We hereby consent to the incorporation by reference, in the documents listed below, of our report dated June 29, 1999 relating to the financial statements and financial statement schedules, which appears in this Form 10-K:

  1. Registration Statement on Form S-8 (No. 2-81419) of NIKE, Inc.;

  2. Registration Statement on Form S-8 (No. 33-29262) of NIKE, Inc.;

  3. Registration Statement on Form S-3 (No. 33-43205) of NIKE, Inc.;

  4. Registration Statement on Form S-3 (No. 33-48977)of NIKE, Inc.;

  5. Registration Statement on Form S-3 (No. 33-41842) of NIKE, Inc.;

  6. Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

  7. Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.; and

  8. Registration Statement on Form S-3 (No. 333-71975)of NIKE, Inc.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
August 26, 1999

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NIKE, INC.

Date: August 26, 1999
                                          By  /s/ Philip H. Knight
                                          _____________________________________
                                                    Philip H. Knight
                                             Chairman of the Board and Chief
                                                    Executive Officer

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

             Signature                           Title                    Date
             ---------                           -----                    ----


Principal Executive Officer and Director:

      /s/ Philip H. Knight           Chairman of the Board and      August 26, 1999
____________________________________  Chief Executive Officer
          Philip H. Knight


Principal Financial and Accounting Officer:

      /s/ Robert E. Harold           Interim Chief Financial        August 26, 1999
____________________________________  Officer
          Robert E. Harold


Directors:

      /s/ Thomas E. Clarke           Director                       August 26, 1999
____________________________________
          Thomas E. Clarke

       /s/ Jill K. Conway            Director                       August 26, 1999
____________________________________
           Jill K. Conway

     /s/ Ralph D. Denunzio           Director                       August 26, 1999
____________________________________
         Ralph D. Denunzio

     /s/ Richard K. Donahue          Director                       August 26, 1999
____________________________________
         Richard K. Donahue

      /s/ Delbert J. Hayes           Director                       August 26, 1999
____________________________________
          Delbert J. Hayes

     /s/ Douglas G. Houser           Director                       August 26, 1999
____________________________________
         Douglas G. Houser

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ John E. Jaqua             Director                       August 26, 1999
____________________________________
           John E. Jaqua

    /s/ Charles W. Robinson          Director                       August 26, 1999
____________________________________
        Charles W. Robinson

     /s/ A. Michael Spence           Director                       August 26, 1999
____________________________________
         A. Michael Spence

   /s/ John R. Thompson, Jr.         Director                       August 26, 1999
____________________________________
       John R. Thompson, Jr.