Form 10-Q
period 1999-08-31
NIKE INC
filed 1999-10-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended August 31, 1999 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 1999 were:
                                  _________________

                    Class A         100,670,071

                    Class B         179,370,967
                                    -----------
                                    280,041,038
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Aug. 31,      May 31,
                                                         1999         1999
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  226.2     $  198.1
     Accounts receivable                                1,701.2      1,540.1
     Inventories (Note 4)                               1,229.4      1,199.3
     Deferred income taxes                                117.5        120.6
     Income taxes receivable                                 -          15.9
     Prepaid expenses                                     183.0        190.9
                                                       ________     ________

     Total current assets                               3,457.3      3,264.9

Property, plant and equipment                           2,301.2      2,001.3
     Less accumulated depreciation                        775.8        735.5
                                                       ________     ________

                                                        1,525.4      1,265.8

Identifiable intangible assets and goodwill               422.5        426.6
Deferred income taxes and other assets                    299.1        290.4
                                                       ________     ________

                                                       $5,704.3     $5,247.7
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $   50.9     $    1.0
     Notes payable                                        488.7        419.1
     Accounts payable                                     488.0        373.2
     Accrued liabilities                                  678.8        653.6
     Income taxes payable                                 101.4            -
                                                       ________     ________

          Total current liabilities                     1,807.8      1,446.9
Long-term debt                                            462.2        386.1
Deferred income taxes and other liabilities                81.0         79.8
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-100.7 and
            101.7 shares outstanding                        0.2          0.2
          Class B-179.4 and 181.6 shares
               outstanding                                  2.7          2.7
     Capital in excess of stated value                    335.9        334.1
     Accumulated other comprehensive income               (80.4)       (68.9)
     Retained earnings                                  3,094.6      3,066.5
                                                       ________     ________

                                                        3,353.0      3,334.6
                                                       ________     ________

                                                       $5,704.3     $5,247.7
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended
                                       August 31, 1999
                                      __________________

                                       1999        1998
                                       ____        ____

                            (in millions, except per share data)
Revenues                              $2,501.1    $2,504.8
                                      _________   _________
Costs and expenses:
     Cost of sales                     1,534.7     1,562.6
     Selling and administrative          626.5       652.6
     Interest                             10.0        14.2
     Other expense                         7.0         4.6
                                      _________   _________

                                       2,178.2     2,234.0
                                      ________   __________

Income before income taxes               322.9       270.8

Income taxes                             122.7       107.0
                                       ________     ________

Net income                            $  200.2   $   163.8
                                       =========   =========

Basic earnings per common share       $   0.71   $    0.57
(Note 3)                               =========   =========
Diluted earnings per common share     $   0.70   $    0.56
(Note 3)                               =========   =========
Dividends declared per common share   $   0.12   $    0.12
                                       =========   =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                             August 31,
                                                          _________________

                                                          1999         1998
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 200.2      $163.8
Income charges (credits) not
          affecting cash:
          Depreciation                                      43.5        57.2
          Deferred income taxes                             (8.4)       (1.7)
          Amortization and other                            18.1        (0.6)
          Changes in other working capital
            components                                      62.7       150.2
                                                         _______      _______

          Cash provided by operations                      316.1       368.9
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (285.7)      (85.6)
          Disposals of property, plant and
            equipment                                        6.3         3.6
          Increase in other assets                          (9.1)       (9.6)
          Increase (decrease) in other liabilities           0.1        (6.4)
                                                          _______     _______

          Cash used by investing activities               (288.4)      (98.0)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                      108.9           -
          Reductions in long-term debt
            including current portion                       (0.3)       (0.4)
          Increase (decrease) in notes payable              69.6      (131.9)
          Proceeds from exercise of options                  5.1         6.4
          Repurchase of stock                             (130.1)      (43.3)
          Dividends - common and preferred                 (33.9)      (34.4)
                                                          _______     _______

          Cash provided (used) by financing activities      19.3      (203.6)
                                                          _______     _______

Effect of exchange rate changes on cash                    (18.9)       (8.1)
Net increase in cash and equivalents                        28.1        59.2
Cash and equivalents, May 31, 1999 and 1998                198.1       108.6
                                                         _______      _______

Cash and equivalents, August 31, 1999
  and 1998                                               $ 226.2      $167.8
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 1999 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - Comprehensive Income:
         __________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended
                                 August 31,
                              __________________

                               1999        1998
                               ____        ____

                                (in millions)

Net Income                    $200.2      $163.8
Change in Cumulative
Translation Adjustment         (11.5)       (5.1)
                              _______     _______

Total Comprehensive Income    $188.7      $158.7
                              =======     =======

NOTE 3 - Net income per common share:
         ___________________________

     Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings per Share." This standard requires that basic earnings per share be calculated using the average common shares outstanding. Diluted earnings per share are calculated by taking into consideration the dilutive effect of issued and outstanding stock options. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                              Three Months Ended
                                 August 31,
                              __________________

                               1999         1998
                               ____         ____

                   (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                281.1        286.7
   Assumed conversion of
     stock options                4.4          5.3
                               ______       ______

Diluted average common
   shares outstanding           285.5        292.0
                               ======       ======

Basic earnings per
   common share                $ 0.71       $ 0.57
                               ======       ======
Diluted earnings per
   common share                $ 0.70       $ 0.56
                               ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          1999         1999
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,166.1     $1,132.7
                    Work-in-progress        46.5         44.8
                    Raw materials           16.8         21.8
                                        ________     ________

                                        $1,229.4     $1,199.3
                                        ========     ========

NOTE 5 - Operating Segments:

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE Brand sales activity. Other Brands as shown below represent activity for non-NIKE brand subsidiaries (Cole-Haan Holdings, Inc., Bauer NIKE Hockey, Inc., and NIKE IHM, Inc.) and are considered immaterial for individual disclosure. Where applicable, "Corporate and Other" represents items necessary to reconcile to the consolidated financial statements which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the enterprise's internal organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on Contribution Profit before Corporate Allocations, Interest Expense and Income Taxes. On a consolidated basis, this amount represents Income Before Taxes less Interest Expense as shown in the Consolidated Statement of Income. Other reconciling items for Contribution Profit represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific income statement items.

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                      Three Months Ended
                                       August 31, 1999
                                      __________________

                                       1999        1998
                                       ____        ____
Net Revenue
USA                                   $1,331.7    $1,357.1
EURORE                                   717.8       680.9
ASIA PACIFIC                             190.9       191.4
AMERICAS                                 143.6       152.6
OTHER BRANDS                             117.1       122.8
                                      _________   _________
                                      $2,501.1    $2,504.8
                                      =========   =========

Contribution Profit
USA                                   $  274.3    $  286.0
EUROPE                                   151.9       127.1
ASIA PACIFIC                              24.0         7.7
AMERICAS                                  20.4        27.0
OTHER BRANDS                              20.0         5.1
CORPORATE & OTHER                       (157.7)     (167.9)
                                      _________   _________
                                      $  332.9    $  285.0
                                      =========   =========

                                       Aug. 31,     May 31,
                                        1999         1998
                                      _________   __________

Accounts Receivable, net
USA                                   $  564.8    $  578.2
EUROPE                                   703.3       551.6
ASIA PACIFIC                             133.0       141.5
AMERICAS                                 132.8       119.2
OTHER BRANDS                             132.6       104.6
CORPORATE & OTHER                         34.7        45.0
                                      _________   _________
                                      $1,701.2    $1,540.1
                                      =========   =========

Inventories, net
USA                                   $  604.3    $  565.5
EUROPE                                   278.2       316.3
ASIA PACIFIC                              90.3        81.5
AMERICAS                                  82.5        73.1
OTHER BRANDS                             140.7       137.5
CORPORATE & OTHER                         33.4        25.4
                                      _________   _________
                                      $1,229.4    $1,199.3
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  287.8    $ 293.0
EUROPE                                    292.6      271.4
ASIA PACIFIC                              372.3      148.0
AMERICAS                                   21.0       21.5
OTHER BRANDS                              109.7      111.7
CORPORATE & OTHER                         442.0      420.2
                                      _________   _________
                                       $1,525.4   $1,265.8
                                      =========   =========


Note 6 - Restructuring Charges:

1999 Charge

     During fiscal 1999, a $60.1 million charge was taken due to further cost realignment programs. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The total number of employees terminated was 1,291, with 840 having left the Company as of August 31, 1999.

     Also included in the charge was a $20.2 write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

     The remaining accrual balance will be relieved throughout fiscal 2000 and early 2001, as leases expire and severance payments are completed.




Detail of the 1999 restructuring charge is as follows:

(in millions)

                                              FY99           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  8/31/99
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)       $4.1        $(13.9)

Severance packages                cash       (28.0)          11.7       (16.3)        3.8         (12.5)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.1          (0.7)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.2          (0.7)
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -             0.1       $0.1        $(0.4)        $(0.3)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)        $3.7        $(14.2)
____________________________________________________________________________________________________________

<Table/


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

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of August 31, 1999.

     No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999.
During the first quarter of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as lease and severance payments, some of which are paid on a monthly basis, are completed.



Detail of the 1998 restructuring charge is as follows:


(in millions)
                                              FY98           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  8/31/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5      $ (3.3)        $ 1.0        $(2.3)

Severance packages                cash       (29.1)          28.2        (0.9)          0.3         (0.6)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          0.7         (1.7)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)           0.3          -             -            -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)          13.0       $(0.1)         $0.1        $  -

Severance packages                cash        (4.6)           4.6          -             -            -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1           -
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1        $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1           -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.3        $(0.7)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.2         (0.5)
Severance packages                cash        (1.2)           0.9        (0.3)          0.1         (0.2)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           6.4       $(0.7)         $0.2        $(0.5)

Cash                              cash        (0.6)           0.6           -             -            -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.2         (0.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.5)       $(0.3)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $2.2        $(4.1)
____________________________________________________________________________________________________________
</TABLE



NOTE 7 - Commitments and contingencies:
         _____________________________

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Operating Results
_________________

     Net income for the first quarter of fiscal year 2000 was $200.2 million, a 22% increase compared to the $163.8 million in the prior year's first quarter.
The increase in net income was primarily a result of a full percentage point increase in overall gross margins and lower selling and administrative spending, both in total dollars and as a percentage of revenues. Overall revenues were flat with last year's first quarter and while close-out sales represented about the same percentage of total sales each quarter, the margins those sales generated increased by more than 500 basis points, leading directly to the overall increase in gross margins for the quarter.

     Revenues in the U.S. decreased 2% for the quarter compared to last year.
Footwear revenues were up 3% due to a 2% increase in pairs sold and a relatively flat average selling price. Running, our largest U.S. footwear category, increased 17% in the quarter. Other strong performing categories included soccer, up 28%, Jordan Brand, up 61% and Branded Athletic, up 32%. U.S. apparel revenues decreased 11% for the quarter. Our two largest apparel categories in the U.S., Branded Athletic and Kids, decreased 16% and increased 6%, respectively. Most other apparel categories showed decreases for the quarter, with the exception of Basketball and Jordan Brand, with increases of 57% and 97%, respectively. Gross margins in the U.S. region were down slightly from the prior year, principally due to the need to airfreight footwear product to meet customers' product delivery needs.

     Revenues in the Europe region increased 5%, 10% had the dollar remained constant with that of the prior year. Footwear and apparel sales were equally strong, each increasing 6% for the quarter, 11% and 10%, respectively, on a constant dollar basis. Our three largest countries, in terms of revenue levels, outside of the U.S., the United Kingdom, France and Italy, increased 5%, 7% and 14%, respectively, on a constant dollar basis. Gross margins in the region increased two percentage points due to increased pricing margins on in-line products.

     Revenues in the Asia Pacific region were flat for the first quarter compared to last year. Had the dollar remained constant, revenues would have decreased 8%. On a constant dollar basis, footwear revenues increased 7% over last year while apparel revenues decreased 29%. In both footwear and apparel, the close-out product sales decreased significantly compared to last year, representing a much lower percentage of total sales. This was directly attributable to our successful efforts in the prior year to liquidate the high levels of inventories. Given this change in mix to more in-line sales, overall gross margin percentages in the region increased 600 basis points.

     Revenues in the Americas region, which includes Canada, Mexico, South
America and Africa, decreased 6% to $143.6 million. Had the dollar remained constant, revenues would have declined 3%. Canada, the largest country in the region, had a 10% decrease in constant dollar revenues, while Mexico increased
14%. Gross margins in the region also declined due to higher freight costs and higher comparisons in the prior year due to the strength of certain currencies.

     Other Brands' revenue, which includes Bauer NIKE Hockey, Cole Haan and NIKE
IHM (which includes what was formally Tetra Plastics), decreased 5% for the quarter.




The breakdown of revenues follows:

                                           Three Months Ended
                                              August 31,
                                           ___________________
                                                               %
                                         1999       1998    change
                                        ______     ______   _______

                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $941.0    $917.4      3%
   APPAREL                                332.0     374.7    -11%
   EQUIPMENT AND OTHER                     58.7      65.0    -10%
                                        _______   _______
     TOTAL U.S.A.                       1,331.7   1,357.1     -2%

EUROPE REGION

   FOOTWEAR                               375.3     354.2      6%
   APPAREL                                328.4     310.8      6%
   EQUIPMENT AND OTHER                     14.1      15.9    -11%
                                        _______   _______
     TOTAL EUROPE                         717.8     680.9      5%

ASIA PACIFIC REGION

   FOOTWEAR                               123.2     106.3     16%
   APPAREL                                 62.5      79.4    -21%
   EQUIPMENT AND OTHER                      5.2       5.7     -9%
                                        _______   _______
     TOTAL ASIA PACIFIC                   190.9     191.4      0%

AMERICAS REGION

   FOOTWEAR                               100.6     102.6     -2%
   APPAREL                                 38.6      47.0    -18%
   EQUIPMENT AND OTHER                      4.4       3.0     47%
                                        _______   _______
     TOTAL AMERICAS                       143.6     152.6     -6%

                                        _______   _______
TOTAL NIKE BRAND                        2,384.0   2,382.0      0%

OTHER & OTHER BRANDS                      117.1     122.8     -5%

                                        _______   _______
TOTAL REVENUES                         $2,501.1  $2,504.8      0%
                                       ========  ========



     Selling and administrative expenses decreased 4% from last year's first quarter and dropped to 25% of revenues, down from 26.1%. This quarter represents the fifth straight comparable quarter decline in total spending. The reductions in spending came primarily from marketing and advertising areas, as last year's first quarter included costs surrounding the World Cup with no corresponding event this fiscal year. Wage related expenses increased 2.5% over last year.

     Interest expense decreased for the quarter, compared to last year, primarily due to our restructured agreement with Nissho Iwai Corporation
(discussed further below), offset by increased short term debt. Other expense increased slightly over the prior year, mainly due to increased profit share expense and costs associated with the shutdown of one of our screenprint facilities.

     Our tax expense for the quarter decreased to an effective rate of 38%, compared to 39.5% last year. The drop was primarily due to reduced state taxes and the utilization of tax loss carryforwards of certain foreign operations that have recently turned profitable.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between September 1999 and January 2000 totaled
$3.2 billion, 2% higher than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues that we will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.

Restructuring charges

1999 Charge

     During fiscal year 1999, a $60.1 million restructuring charge was incurred as a result of certain actions taken to better align our cost structure with expected revenue growth rates. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Two major areas that were affected by the reduction in force include our information technology functions, primarily in the U.S., as we shifted to an outsource agreement for certain areas, and European customer service and accounting, where we are in the process of consolidating functions from individual countries to our European headquarters. Outside of these two areas, employees were terminated from various other areas around the Company, including our Asia Pacific region. The total number of employees terminated was 1,291, with 840 having left as of August 31, 1999.

     The second major component of the 1999 charge was a write-off of certain equipment, hardware and software development costs at one of our U.S.
distribution centers due to a change in strategy around how we flow product for a specific type of business.

     No increases to the 1999 charge occurred during the first quarter. The primary activity was due to cash payments of severance and lease obligations.

1998 Charge

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

     No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999.
During the first quarter of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below. As of August 31, 1999, there were a total of 1,208 employees terminated in the original plan announced in the fourth quarter of fiscal 1998, with 1,203 having left as of that date.


Detail of the 1999 restructuring charge is as follows:


(in millions)

                                              FY99           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  8/31/99
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)       $4.1        $(13.9)

Severance packages                cash       (28.0)          11.7       (16.3)        3.8         (12.5)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.1          (0.7)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.2          (0.7)
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -             0.1       $0.1        $(0.4)        $(0.3)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)        $3.7        $(14.2)
____________________________________________________________________________________________________________

<Table/>


Detail of the 1998 restructuring charge is as follows:


(in millions)
                                              FY98           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  8/31/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5      $ (3.3)        $ 1.0        $(2.3)

Severance packages                cash       (29.1)          28.2        (0.9)          0.3         (0.6)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          0.7         (1.7)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)           0.3          -             -            -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)          13.0       $(0.1)         $0.1        $  -

Severance packages                cash        (4.6)           4.6          -             -            -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1           -
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1        $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1           -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.3        $(0.7)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.2         (0.5)
Severance packages                cash        (1.2)           0.9        (0.3)          0.1         (0.2)
____________________________________________________________________________________________________________
OTHER                                        $(7.1)           6.4       $(0.7)         $0.2        $(0.5)

Cash                              cash        (0.6)           0.6           -             -            -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.2         (0.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.5)       $(0.3)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $2.2        $(4.1)
____________________________________________________________________________________________________________
</TABLE


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

     We believe the introduction of the euro may create a move towards a greater level of price harmonization although differing country costs and value added tax rates will continue to result in price differences at a retail level. We have a process in place to analyze price trends among countries. Currency exchange and hedging costs could be reduced, due to the introduction of the euro.

     The costs of implementing the euro are generally related to modification of existing systems, and are estimated to be approximately $14 million. These costs will be expensed as incurred. We believe that the conversion to the euro will not be material to our financial condition or results of operations.

Year 2000 Readiness Disclosure

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

     IT Projects

     By early 1999, we had identified 148 major internal IT remediation projects worldwide. Of the 148 projects, we have completed and tested 144 as Year 2000 compliant as of September 30, 1999. Of the remaining 4, all of which are classified as Tier 3, three will be completed by October 31, 1999, and one will be completed by November 30, 1999. NIKE plans to continue integrated testing through the end of the year. In addition, we have halted (or "frozen") new installations and upgrades of all operational systems as of October 1, 1999 and continuing through January 2000 or until we determine the risk for system failure has passed.

     Non-IT Projects

     By early 1999, we had identified 27 major internal non-IT remediation projects worldwide. We designated all 27 of these projects as high priority.
These include facilities that are critical to NIKE's business operations, potentially including equipment, machinery, climate control and security systems at regional headquarters, key distribution centers, and in countries with significant sales. All of these projects have been completed and tested as Year
2000 compliant. All other non-IT projects are classified as non-priority non-IT projects, which include climate control, security and mechanical systems in all other facilities. To the extent that these non-priority non-IT projects may not be completed by December 31, 1999, we do not expect that any non-compliance or failure of these systems, individually or in the aggregate, will have a material adverse effect on NIKE's manufacturing, distribution, inventory control or the management and collection of our accounts receivable.

     Suppliers and Customers

     We have focused our Year 2000 compliance efforts on our significant suppliers and customers - those that are material to our business - and are assessing the Year 2000 readiness of these significant suppliers and customers.
We have assessed the Year 2000 readiness of 469 of our suppliers, 163 of which we consider to be significant suppliers. We have also assessed the Year 2000 readiness of 151 customers, 59 of which we consider to be significant customers.
We have relationships with significant suppliers and customers in most of the locations in which we operate. The level of preparedness of our significant suppliers and customers varies greatly from operation to operation and country to country. NIKE relies on suppliers to timely deliver a broad range of goods and services worldwide, including raw materials, footwear, apparel, accessories, equipment, advertising, transportation services, banking services, telecommunications and utilities. Moreover, our suppliers rely on countless other suppliers, over which we may have little or no influence regarding Year
2000 compliance.

     We have sent surveys to all of our significant suppliers and customers to determine the extent to which we may be affected by those third parties' Y2K preparedness plans. A substantial majority of our significant suppliers and customers have not responded to our surveys, have not provided assurance of their Year 2000 readiness, or have not responded with sufficient detail for us to determine their Year 2000 readiness. In the absence of adequate responses, have made independent assessments of our significant suppliers and customers and the countries in which they operate. These assessments included direct contact and discussions with persons coordinating Y2K compliance efforts for our significant suppliers and customers. We also researched regulatory filings and other public information available to NIKE provided by our significant suppliers and customers and, in general, countries in which they operate. We have identified as higher risk many of the countries that have been widely identified by government agencies and public reports as being significantly behind in their Y2K status.

CONTINGENCY PLANS

     Having completed remediation and testing of most major projects, our "worst-case scenario" would be a failure of multiple significant suppliers to supply merchandise or services for a prolonged period of time that would materially impair our ability to ship product in a timely and reliable manner to our customers. Although the occurrence of this scenario could have a material adverse effect on NIKE, we do not have a basis to determine at this time whether such a scenario is reasonably likely to occur. We believe that suppliers and customers present the area of greatest risk to disruption of our operations because of our limited ability to influence actions of third parties or to estimate the level and impact of their noncompliance throughout the extended supply chain.

     We have developed contingency plans for our significant suppliers and customers. In addition, we have developed contingency plans that assume some estimated level of noncompliance by, or business disruption to, certain other suppliers and customers on a case-by-case basis. We will continue to modify the contingency plans as conditions change throughout 1999.

     The contingency plans for our suppliers and customers include, where appropriate, (1) booking orders and manufacturing and shipping products before anticipated business disruptions, (2) shifting production capacity from facilities that NIKE determines to be at high risk of noncompliance or business disruption, (3) consolidating finance vendors and (4) temporarily discontinuing business with suppliers determined to be high risk of noncompliance or business disruption and finding alternative suppliers.

     We have also completed contingency plans for our Tier 1 IT systems. These plans include, where appropriate, (1) manual work processes, (2) storing additional sets of backup data before critical process dates, (3) off-site system recovery, and (4) temporarily shifting production software from one hardware system to another. In addition, personnel we deem essential to system operation and recovery are scheduled to be available during high-risk periods.

     We continually update our assessments and revise our contingency plans for our significant suppliers and customers as we receive additional information from them concerning their Y2K preparedness.  However, judgments regarding contingency plans - such as how to develop them and to what extent - are subject to many variables and uncertainties.  There can be no assurance that NIKE will correctly anticipate the level, impact or duration of noncompliance by its
suppliers and customers.   As a result, there is no certainty that our
contingency plans will be sufficient to mitigate the impact of noncompliance by suppliers and customers and some material adverse effect to NIKE may result from one or more third parties regardless of our contingency plans.  The failure of any contingency plans could have a material adverse effect on NIKE's financial condition, results of operations or liquidity.

     COSTS

     As of August 31, 1999, NIKE estimates that total costs related to the Year
2000 issue will be approximately $100 to $110 million, of which approximately
$97 million have been incurred. Of the $97 million, approximately $40 million are external expenses, $18 million internal costs and $39 million replacement projects. Approximately $10 million of the non-replacement expenses will be capitalized; the remainder has been expensed as incurred. NIKE funds Year 2000 costs through operating cash flows. We presently believe that the total cost of achieving Year 2000 compliant systems will not be material to our financial condition, liquidity or results of operations.

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

Liquidity and Capital Resources

     Our financial position remained strong at August 31, 1999.  Compared to May
31, 1999 shareholders' equity increased slightly to $3.4 billion. Working capital decreased 9% to $1.6 billion and the current ratio was 1.91:1 at August
31, 1999 compared to 2.26:1 at May 31, 1999.

     Cash provided by operations was $316.1 million, a decrease of $53 million compared to the first quarter of last year. While net income increased $36.4 million in the first quarter of fiscal 2000 compared with the same period in the prior year, cash provided by operations was negatively affected by the comparable quarter on quarter decrease of $88 million in the change in other working capital components. The primary reasons for the reduction relate to:
1) the effect of prior years liquidation of high inventory levels company wide, which resulted in a significant reduction in inventory during the first quarter of the prior year compared with a slight increase in inventory during the first quarter of fiscal 2000; 2) cash collections were less in quarter one of fiscal
2000 compared to the same period last year due to lower levels of revenue in quarter four of fiscal 1999 compared with the same period in the prior year; 3) a significant increase in the change in account payables and other current liabilities compared with the prior year given increased levels of operations and the timing of payments, most notably income taxes payable.

     The increase in overall inventories of $30.1 million includes approximately
$100 million of in-transit inventory at August 31, 1999 not previously recognized. During the first quarter of fiscal 2000, we signed a new inventory supply agreement with our trading partner, Nissho Iwai Corporation, which changed the effective date of ownership for inventory purchases in the USA.
Under the new agreement, we will now recognize inventory 15 to 25 days earlier than in the past. The new agreement allows us to take over certain of the inventory financing duties from Nissho to take advantage of more favorable interest rates.

     Additions to property, plant and equipment for the first quarter of fiscal
2000 were $286 million. Approximately $200 million related to the purchase of our distribution facility in Japan, discussed below. The other single largest expenditure related to the continued expansion of our world headquarters.

     During the first quarter we finalized the purchase of our distribution facility in Japan from Nissho Iwai Corporation. We financed the purchase by assuming Nissho's loans with the Japanese Development Bank representing approximately one-half of the total purchase and obtaining short term debt for the remainder.

     We believe that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet our anticipated operating, global infrastructure expansion and capital needs. Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $291 million outstanding at August 31, 1999.

     Dividends per share of common stock for the first quarter of fiscal 2000 remained at $.12 per share, the same level as the previous year.

     As of August 31, 1999, we purchased a total of 11.4 million shares of NIKE's Class B common stock for $497 million in the open market since the $1 billion share repurchase program was approved in December 1997. During the first quarter of fiscal 2000, we purchased a total of 2.7 million shares for $142 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.


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


                           Part II - Other Information

 .
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 22, 1999. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors and ratified the appointment of Price waterhouseCoopers LLP as independent accountants for fiscal 2000.

The voting results are as follows:


Election of Directors

                                       Votes Cast

                           For          Withheld    Broker Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       96,428,692        -0-           -0-
Richard K. Donahue      96,428,692        -0-           -0-
Douglas G. Houser       96,428,692        -0-           -0-
John E. Jaqua           96,428,692        -0-           -0-
Philip H. Knight        96,428,692        -0-           -0-
Charles W. Robinson     96,428,692        -0-           -0-
A. Michael Spence       96,428,692        -0-           -0-
John R. Thompson, Jr.   96,428,692        -0-           -0-

Elected by holders of
Class B Common Stock:

Thomas E. Clarke        155,634,130    2,931,088        -0-
Jill K. Conway          156,340,084    2,225,134        -0-
Delbert J. Hayes        156,092,021    2,473,197        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 254,430,946       90,362      510,750        -0-



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

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending
      August 31, 1999.

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


DATED:  October 15, 1999


