Form 10-Q
period 1999-11-30
NIKE INC
filed 2000-01-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 1999 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 1999 were:
                                  _________________

                    Class A         100,468,351

                    Class B         175,536,825
                                    -----------
                                    276,005,176
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Nov. 30,      May 31,
                                                         1999         1999
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  253.0     $  198.1
     Accounts receivable                                1,510.0      1,540.1
     Inventories (Note 4)                               1,251.7      1,199.3
     Deferred income taxes                                109.6        120.6
     Income taxes receivable                                 -          15.9
     Prepaid expenses                                     161.3        190.9
                                                       ________     ________

     Total current assets                               3,285.6      3,264.9

Property, plant and equipment                           2,355.0      2,001.3
     Less accumulated depreciation                        806.0        735.5
                                                       ________     ________

                                                        1,549.0      1,265.8

Identifiable intangible assets and goodwill               417.3        426.6
Deferred income taxes and other assets                    307.5        290.4
                                                       ________     ________

                                                       $5,559.4     $5,247.7
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $   50.2     $    1.0
     Notes payable                                        568.9        419.1
     Accounts payable                                     491.4        373.2
     Accrued liabilities                                  576.3        653.6
     Income taxes payable                                 100.0            -
                                                       ________     ________

          Total current liabilities                     1,786.8      1,446.9
Long-term debt                                            472.4        386.1
Deferred income taxes and other liabilities                87.6         79.8
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-100.5 and
            101.7 shares outstanding                        0.2          0.2
          Class B-175.5 and 181.6 shares
               outstanding                                  2.7          2.7
     Capital in excess of stated value                    352.7        334.1
     Accumulated other comprehensive income               (84.4)       (68.9)
     Retained earnings                                  2,941.1      3,066.5
                                                       ________     ________

                                                        3,212.3      3,334.6
                                                       ________     ________

                                                       $5,559.4     $5,247.7
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended             Six Months Ended
                                            November 30,                 November 30,
                                        __________________             _________________

                                         1999        1998               1999        1998
                                         ____        ____               ____        ____

                                              (in millions, except per share data)
Revenues                              $2,059.7    $1,913.0            $4,560.8    $4,417.9
                                      _________   _________           _________   _________
Costs and expenses:
     Cost of sales                     1,238.0     1,229.6             2,772.6     2,792.3
     Selling and administrative          624.8       531.9             1,251.4     1,184.5
     Interest                              6.7        10.1                16.7        24.3
     Other expense                        16.8         6.7                23.7        11.2
     Restructuring Charge                    -        20.9                   -        20.9
                                      _________   _________           _________   __________

                                       1,886.3     1,799.2             4,064.4     4,033.2
                                      _________   _________           _________   __________

Income before income taxes               173.4       113.8               496.4       384.7

Income taxes                              65.9        44.9               188.6       151.9
                                      _________   __________          _________   __________

Net income                            $  107.5   $    68.9            $  307.8    $  232.8
                                      =========   ==========          =========   ==========

Basic earnings per common share       $   0.39   $    0.24            $   1.10    $   0.82
(Note 3)                               =========   =========          =========   ==========
Diluted earnings per common share     $   0.38   $    0.24            $   1.09    $   0.80
(Note 3)                               =========   =========          =========   ==========
Dividends declared per common share   $   0.12   $    0.12            $   0.24    $   0.24
                                       =========   =========          =========   ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Six Months Ended
                                                             November 30,
                                                          _________________

                                                          1999         1998
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 307.8      $232.8
          Income charges (credits) not
          affecting cash:
          Depreciation                                      91.0       102.0
          Deferred income taxes                              (.8)      (18.4)
          Amortization and other                            20.4        16.8
          Changes in other working capital
            components                                     161.0       337.9
                                                         _______      _______

          Cash provided by operations                      579.4       671.1
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (358.6)     (173.6)
          Disposals of property, plant and
            equipment                                       12.0        11.7
          Increase in other assets                         (13.8)      (26.7)
          Increase (decrease) in other liabilities           3.5        (6.4)
                                                          _______     _______

          Cash used by investing activities               (356.9)     (195.0)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                      109.0           -
          Reductions in long-term debt
            including current portion                       (1.4)       (0.9)
          Increase (decrease) in notes payable             149.8       (48.6)
          Proceeds from exercise of options                 27.2         9.3
          Repurchase of stock                             (371.1)     (194.0)
          Dividends - common and preferred                 (67.5)      (68.6)
                                                          _______     _______

          Cash provided (used) by financing activities    (154.0)     (302.8)
                                                          _______     _______

Effect of exchange rate changes on cash                    (13.6)      (27.3)
Net increase in cash and equivalents                        54.9       146.0
Cash and equivalents, May 31, 1999 and 1998                198.1       108.6
                                                         _______      _______

Cash and equivalents, November 30, 1999
  and 1998                                               $ 253.0      $254.6
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six (6) months ended November 30, 1999 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - Comprehensive Income:
         __________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended            Six Months Ended
                                 November 30,                 November 30,
                              __________________            _________________

                               1999        1998              1999        1998
                               ____        ____              ____        ____

                                                (in millions)

Net Income                    $107.5      $ 68.9            $307.8      $232.8
Change in Cumulative
Translation Adjustment          (4.0)       (3.6)            (15.5)       (8.7)
                              _______     _______          _______      _______

Total Comprehensive Income    $103.5      $ 65.3            $292.3      $224.1
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

                              Three Months Ended             Six Months Ended
                                 November 30,                  November 30
                              __________________            ___________________

                               1999         1998             1999         1998
                               ____         ____             ____         _____

                                        (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                277.3        283.0           279.2        284.9
   Assumed conversion of
     stock options                3.9          4.7             4.2          4.9
                               ______       ______           ______       _____

Diluted average common
   shares outstanding           281.2        287.7           283.4        289.8
                               ======       ======          ======       ======

Basic earnings per
   common share                $ 0.39       $ 0.24          $ 1.10       $ 0.82
                               ======       ======          ======       ======
Diluted earnings per
   common share                $ 0.38       $ 0.24          $ 1.09       $ 0.80
                               ======       ======          ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          1999         1999
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,177.7     $1,132.7
                    Work-in-progress        59.2         44.8
                    Raw materials           14.8         21.8
                                        ________     ________

                                        $1,251.7     $1,199.3
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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                       Three Months Ended             Six Months Ended
                                          November 30,                  November 30,
                                       __________________            __________________

                                        1999        1998              1999        1998
                                        ____        ____              ____        ____
Net Revenue
USA                                   $1,078.6    $1,054.6          $2,410.3    $2,411.7
EURORE                                   484.7       430.2           1,202.5     1,111.1
ASIA PACIFIC                             242.6       196.9             433.5       388.3
AMERICAS                                 145.1       119.7             288.7       272.3
OTHER BRANDS                             108.7       111.6             225.8       234.5
                                      _________   _________         _________   _________
                                      $2,059.7    $1,913.0          $4,560.8    $4,417.9
                                      =========   =========         =========   =========

Contribution Profit
USA                                   $  197.4    $  179.2          $  472.3    $  465.8
EUROPE                                    63.6        31.4             215.5       158.4
ASIA PACIFIC                              44.3         9.8              68.4        17.5
AMERICAS                                  22.8        20.2              43.2        47.2
OTHER BRANDS                              19.8         9.5              39.8        14.6
CORPORATE & OTHER                       (167.8)     (126.2)           (326.1)     (294.5)
                                      _________   _________         _________   _________
                                      $  180.1    $  123.9          $  513.1    $  409.0
                                      =========   =========         =========   =========

                                       Nov 30,     May 31,
                                        1999         1999
                                      _________   __________

Accounts Receivable, net
USA                                   $  536.1    $  578.2
EUROPE                                   484.9       551.6
ASIA PACIFIC                             180.0       141.5
AMERICAS                                 140.5       119.2
OTHER BRANDS                             135.6       104.6
CORPORATE & OTHER                         32.9        45.0
                                      _________   _________
                                      $1,510.0    $1,540.1
                                      =========   =========

Inventories, net
USA                                   $  666.3    $  565.5
EUROPE                                   265.0       316.3
ASIA PACIFIC                              97.1        81.5
AMERICAS                                  65.1        73.1
OTHER BRANDS                             127.5       137.5
CORPORATE & OTHER                         30.7        25.4
                                      _________   _________
                                      $1,251.7    $1,199.3
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  279.8    $ 293.0
EUROPE                                    281.3      271.4
ASIA PACIFIC                              400.4      148.0
AMERICAS                                   20.6       21.5
OTHER BRANDS                              109.7      111.7
CORPORATE & OTHER                         457.2      420.2
                                      _________   _________
                                       $1,549.0   $1,265.8
                                      =========   =========


Note 6 - Restructuring Charges:

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

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of November 30, 1999.

     No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999. During the first two quarters of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.



Detail of the 1998 restructuring charge is as follows:

(in millions)
                                              FY98           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  11/30/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5      $ (3.3)        $ 1.7        $(1.6)

Severance packages                cash       (29.1)          28.2        (0.9)          0.5         (0.4)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          1.2         (1.2)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)           0.3          -             -            -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)         $13.0       $(0.1)         $0.1        $  -

Severance packages                cash        (4.6)           4.6          -             -            -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1           -
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1        $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1           -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.6        $(0.4)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.3         (0.4)
Severance packages                cash        (1.2)           0.9        (0.3)          0.3            -
____________________________________________________________________________________________________________
OTHER                                        $(7.1)          $6.4       $(0.7)         $0.2        $(0.5)

Cash                              cash        (0.6)           0.6           -             -            -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.2         (0.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.3)       $(0.1)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $3.4        $(2.9)
____________________________________________________________________________________________________________
</TABLE



1999 Charge

     During fiscal 1999, a $60.1 million charge was taken due to further cost realignment programs. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The original number of employees to be terminated was 1,291. As of November 30, 1999, 13 employees have found positions elsewhere in the Company and 1,105 have left the Company, leaving 173 still to be terminated. Due to the change in the number of employees that will be terminated, $0.3 million of the reserve was reversed during the second quarter.

     Also included in the charge was a $20.2 write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

     The remaining accrual balance will be relieved throughout fiscal 2000 and early 2001, as leases expire and severance payments are completed.




Detail of the 1999 restructuring charge is as follows:


(in millions)

                                              FY99           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  11/30/99
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)       $9.4         $(8.6)

Severance packages                cash       (28.0)          11.7       (16.3)        8.5          (7.8)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.5          (0.3)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.4          (0.5)
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.1       $0.1        $(0.9)        $(0.8)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)        $8.5         $(9.4)
____________________________________________________________________________________________________________

<Table/



NOTE 7 - Commitments and contingencies:
         _____________________________

     At November 30, 1999, the Company had letters of credit outstanding totalling $47.4 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Operating Results
_________________

     Net income for the second quarter of fiscal year 2000 was $107.5 million, an increase of 56% over the prior year's second quarter. Year-to-date net income increased 32% over the prior year, to $307.8 million. Excluding last year's second quarter net pre-tax restructuring charge of $20.9 million, net income increased 32% and 25% for the quarter and year-to-date, respectively.
Quarterly earnings were driven by an increase in revenues of 8%, representing our first consolidated revenue increase in two years, a 420 basis point increase in gross margin percentage, due to better margins on close-out sales relative to the prior year, offset by an increase in selling and administrative costs as percentage of revenues. In addition, earnings improved as our effective tax rate fell to 38.0% from 39.5% in the prior year. Diluted earnings per share increased 58% to $0.38, and 36% to $1.09, for the quarter and year-to-date, respectively, slightly better than net income, as a result of share repurchases.

     Consolidated revenues increased 8% to $2.1 billion in the second quarter compared to the prior year and increased 3% year-to-date to $4.6 billion. Had the dollar remained constant with that of the prior year, revenues would have increased 9% for the quarter and 4% for the year. NIKE brand revenue increases were experienced in all regions during the second quarter. By region, the U.S.
increased 2%, Europe increased 13% (22% in constant dollars), Asia Pacific increased 23% (9% in constant dollars) and Americas and Africa increased 21%
(28% in constant dollars).  Our consolidated footwear revenues increased 16%
(18% in constant dollars) while apparel was down 4% (3% in constant dollars), primarily as a result of the U.S. apparel business which was down 10%.

     U.S. NIKE brand footwear revenues increased over the prior year 9% and 5% for the second quarter and year-to-date, respectively. U.S. footwear represents more than 35% of our total revenues. Major categories showing revenue increases for the quarter included Running, up 23% (19% year-to-date), basketball, up 22% (10% year-to-date), Cross Training, up 8% (6% year-to-date), and Kids, up 22% (5% year-to-date). A notable category that experienced a revenue reduction for the quarter was Brand Jordan, down 42% (down 3% year-to-date). U.S. NIKE brand apparel business decreased 10% in the second quarter and 11% year-to-date. All apparel categories experienced reductions except our largest single category, Branded Athletic, which increased 8% (down 3% year-to-date).

     Revenue growth continued outside the U.S. In constant dollars, our footwear business in Europe was up 29% for the quarter (17% year-to-date), and apparel was up 15% (12% year-to-date). Of the major markets in the region, the United Kingdom increased 37% for the quarter (19% year-to-date), France increased 12% (19% year-to-date), Italy increased 17% (21% year-to-date), while
Spain was flat and Germany was down 3% for the quarter (down 1% and 3%, year-to-date, respectively).

     In constant dollars, revenues in our Asia Pacific region were up 9% for the quarter and were flat on a year-to-date basis. Our footwear business in the second quarter increased 29% (17% year-to-date), offset by a decrease in apparel of 9%, (down 17% year-to-date). The significant decrease in apparel was primarily due to the high volume of closeout product sold during the prior year to reduce high inventory levels, which are not present this year. The most significant market in that region for us is Japan, which increased 35% in constant dollars for the quarter (19% year-to-date). In addition, Korea doubled its revenues in the second quarter compared with the prior year (up 25% year-to-date), primarily as a result of the lower revenues experienced in the prior year due to the significant economic issues affecting the region at that time.

     Revenue of the combined Americas and Africa regions increased 28% in constant dollars for the quarter (11% year-to-date), with footwear increasing
48% for the quarter, (20% year-to-date) and apparel decreasing 5%, (down 11% for the quarter). Other Brands business decreased 3% for the quarter and was down
4% for the year.



The breakdown of revenues follows:

                                           Three Months Ended               Six Months Ended
                                              November 30,                     November 30,
                                           ___________________              _________________
                                                               %                               %
                                         1999       1998    change        1999       1998    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $722.9    $665.9      9%       $1,663.9    $1,583.3     5%
   APPAREL                                307.0     343.0    -10%          639.0       717.7   -11%
   EQUIPMENT AND OTHER                     48.7      45.7      7%          107.4       110.7    -3%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,078.6   1,054.6      2%        2,410.3     2,411.7     0%

EUROPE REGION

   FOOTWEAR                               235.4     197.7     19%          610.7       551.9    11%
   APPAREL                                231.7     215.7      7%          560.2       526.5     6%
   EQUIPMENT AND OTHER                     17.6      16.8      5%           31.6        32.7    -3%
                                        _______   _______               ________    ________
     TOTAL EUROPE                         484.7     430.2     13%        1,202.5     1,111.1     8%

ASIA PACIFIC REGION

   FOOTWEAR                               129.9      90.7     43%          253.1       197.1    28%
   APPAREL                                105.8     101.4      4%          168.3       180.7    -7%
   EQUIPMENT AND OTHER                      6.9       4.8     44%           12.1        10.5    15%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   242.6     196.9     23%          433.5       388.3    12%

AMERICAS REGION

   FOOTWEAR                               102.0      73.7     38%          202.6       176.3    15%
   APPAREL                                 41.0      42.5     -4%           79.7        89.5   -11%
   EQUIPMENT AND OTHER                      2.1       3.5    -40%            6.4         6.5    -2%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       145.1     119.7     21%          288.7       272.3     6%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        1,951.0   1,801.4      8%        4,335.0     4,183.4     4%

OTHER & OTHER BRANDS                      108.7     111.6     -3%          225.8       234.5    -4%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,059.7  $1,913.0      8%       $4,560.8    $4,417.9     3%
                                       ========  ========               ========    ========



     Consolidated gross margins as a percentage of revenues increased significantly in the second quarter and for the year compared with the prior year. As with the first quarter of this fiscal year, the quality of our revenues improved significantly relative to a year ago. While our total closeout sales were about the same as last year, the margins generated on those sales were greatly improved primarily as a result of the significant inventory liquidation efforts in place around the world last year. This quarter was the first in over a year that reflected the total margin impact of those efforts.
In addition, virtually all of our revenue increases for the quarter were from in-line product sales that carried higher margins. The increase in margins can also be attributed to the leveraging of fixed warehousing and distribution costs over increasing revenue volumes, and increased comparative pricing margins on both in-line and closeout product sales.

     Selling and administrative expenses increased $93 million over last year's second quarter, an increase of 17%, representing 30.3% of revenues compared with 27.8% in the prior year. For the year, selling and administrative expenses increased $67 million or 6%. A significant portion of the quarter on quarter increase relates to incremental and certain one-time expenses. Incremental spending relates to infrastructure investments such as our Supply Chain and NIKE.com initiatives, incentive compensation enhancements that tie to our revenue and earnings growth goals and additional costs incurred to support an expanded corporate headquarters. One-time charges reflect increases to our bad debt reserves in the U.S. and certain transition costs of moving our employees in the U.S. and Europe into larger and expanded centralized campuses. In
Europe, these moves reflect the centralization of certain shared services from individual country locations to our European headquarters. In addition, increased demand creation spending accounted for a portion of the increase, particularly in print and TV advertising in the U.S. and Europe. Growth of our retail operations around the world also increased our selling and administrative costs. Over the last 12 months, we have added four new NIKEtowns, four new in-line stores and 31 new factory outlet stores. The return on our investment in retail is demonstrated in our improved margins on closeout sales discussed above. Our spending can be characterized as being directed at growing our infrastructure to meet the demands of the future. Investments in NIKE.com and Supply Chain are clear examples of this.

     Interest expense decreased in the second quarter and year-to-date, compared to last year, primarily due to our restructured operating agreement with Nissho
Iwai Corporation, resulting in improved interest rates.    Offsetting this was
increased interest due to higher levels of short and long term debt, as discussed under Liquidity and Capital Resources section below.


     Other expense increased over the prior year, for both the quarter and year-to-date, mainly due to increased profit share expense, costs associated with moving and outsourcing certain operations in the U.S., foreign currency transaction losses, and other one-time non-operating charges.

     Our tax expense for the first six months of this fiscal year decreased to an effective rate of 38%, compared to 39.5% last year. The drop was primarily due to reduced state taxes and the utilization of tax loss carryforwards of certain foreign operations that have recently turned profitable.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between December 1999 and April 2000 totaled $3.8 billion, 4% higher than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues that we will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at-once orders and varying cancellation rates. Finally exchange rate fluctuations will also cause differences in the comparisons.


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

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of November 30, 1999.

     No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999.
During the first two quarters of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.



Detail of the 1998 restructuring charge is as follows:


(in millions)
                                              FY98           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  11/30/99
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5      $ (3.3)        $ 1.7        $(1.6)

Severance packages                cash       (29.1)          28.2        (0.9)          0.5         (0.4)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          1.2         (1.2)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)           0.3          -             -            -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)         $13.0       $(0.1)         $0.1        $  -

Severance packages                cash        (4.6)           4.6          -             -            -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1           -
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1        $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1           -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.6        $(0.4)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.3         (0.4)
Severance packages                cash        (1.2)           0.9        (0.3)          0.3            -
____________________________________________________________________________________________________________
OTHER                                        $(7.1)          $6.4       $(0.7)         $0.2        $(0.5)

Cash                              cash        (0.6)           0.6           -             -            -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.2         (0.5)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.3)       $(0.1)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $3.4        $(2.9)
____________________________________________________________________________________________________________
</TABLE



1999 Charge

     During fiscal 1999, a $60.1 million charge was taken due to further cost realignment programs. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The original number of employees to be terminated was 1,291. As of November 30, 1999, 13 employees have found positions elsewhere in the Company and 1,105 have left the Company, leaving 173 still to be terminated. Due to the change in the number of employees that will be terminated, $0.3 million of the reserve was reversed during the second quarter.

     Also included in the charge was a $20.2 write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

     The remaining accrual balance will be relieved throughout fiscal 2000 and early 2001, as leases expire and severance payments are completed.




Detail of the 1999 restructuring charge is as follows:


(in millions)

                                              FY99           FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING    ACTIVITY     RESERVE     ACTIVITY     RESERVE
                                  CASH       CHARGE                    BALANCE AT               BALANCE AT
                                                                        5/31/99                  11/30/99
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)       $9.4         $(8.6)

Severance packages                cash       (28.0)          11.7       (16.3)        8.5          (7.8)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.5          (0.3)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.4          (0.5)
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.1       $0.1        $(0.9)        $(0.8)
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)        $8.5         $(9.4)
____________________________________________________________________________________________________________

<Table/>


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

     We believe the introduction of the euro may create a move towards a greater level of price harmonization, although differing country costs and value added tax rates will continue to result in price differences at a retail level. We have a process in place to analyze price trends among countries. Currency exchange and hedging costs could be reduced, due to the introduction of the euro.

     The costs of implementing the euro are generally related to modification of existing systems, and are estimated to be approximately $14 million. These costs will be expensed as incurred. We believe that the conversion to the euro will not be material to our financial condition or results of operations.

Year 2000 Readiness Disclosure

     Since May 1997, a corporate-wide project team has overseen, monitored, and performed the remediation or replacement of date-sensitive computer software programs and systems that might fail because the programs use two digits rather than four to define the applicable year (the "Year 2000" issue). The risks to NIKE, and our mitigation efforts and contingency plans have been described in our most recent annual and quarterly reports on Forms 10-K and 10-Q. Those disclosures are still current. The following information updates those disclosures.

     We have completed all major Year 2000 projects. With the passage of most critical dates, including the commencement of NIKE's 2000 fiscal year, and January 1, 2000, we and our significant suppliers and customers have experienced no significant disruptions due to the Year 2000 issue. Based on this experience, we currently expect no significant disruptions in the future as a result of the Year 2000 issue or the fact that 2000 is a leap year.
Accordingly, the Year 2000 issue has not had, and is not currently expected to have, any material adverse effect on our financial condition, results of operations or liquidity.

     Our total costs related to the Year 2000 issue will be approximately $100 million, of which approximately $98 million have been incurred as of November
30, 1999. Of the $98 million, approximately $41 million were external expenses, $18 million internal costs and $39 million replacement projects. Approximately
$10 million of the non-replacement expenses will be capitalized; the remainder has been expensed as incurred. NIKE has funded Year 2000 costs through operating cash flows.

     This information is subject to the same risks and uncertainties outlined in prior disclosures. The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Liquidity and Capital Resources

     The Company's financial position remained strong at November 30, 1999.
Compared to May 31, 1999, shareholders' equity decreased slightly to $3.2 billion. Working capital decreased 18% to $1.5 billion and the current ratio was 1.84:1 at November 30, 1999 compared to 2.26:1 at May 31, 1999.

     Cash provided by operations was $579 million for the first half of fiscal
2000, a decrease of $92 million compared to last year. The changes in working capital components primarily drove this decrease, offset by increased net income. The reduction in the change in working capital relative to a year ago is primarily due to the effects of the slow down in the business experienced during the first half of last year. As a result, inventory and accounts receivable levels in the prior year had been significantly reduced during the first half of last year, generating positive cash flows, while this year our business is improving, reflecting more comparable inventory and receivable levels to fiscal year end. The reduction in inventories during the first half of last year were a result of our efforts to liquidate high closeout levels around the world to more normalized levels. In addition, the timing of income tax payments has positively affected working capital as of November 30, 1999.

     During the first quarter of this fiscal year, we restructured our operating arrangement with Nissho Iwai Corporation, which allows us, among other things, to take over the financing of inventory purchases previously performed by
Nissho. This will have the effect of placing USA inventory on our balance sheet fifteen to twenty-five days earlier than in the past.  Although the net working capital impact of this new arrangement is minimal, as of November 30, 1999, approximately $110 million of inventory was in transit to the U.S. and on our
books, compared to zero at May 31, 1999.   In addition, we are now responsible
for issuing letters of credit for the purchase of inventories, which used to be performed by Nissho.  At November 30, 1999, we had letters of credit outstanding of $47.4 million for the purchase of inventory.

     Additions to property, plant and equipment for the first half of fiscal
2000 were $359 million. Approximately $246 million related to the purchase of our distribution facility in Japan, discussed below. The other significant expenditures were related to the continued expansion of our world headquarters and additions to computer equipment and software.

     During the first quarter of fiscal 2000, we finalized the purchase of our distribution facility in Japan from Nissho. We financed the purchase by assuming Nissho's Japanese development bank loans, along with some short-term debt that we currently intend to roll to long-term within the next few months.
This is the primary reason for the increase in notes payable and long-term debt compared to May 31, 1999.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet its anticipated operating, global infrastructure expansion and capital needs.
Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by the Company's commercial paper program, under which there was $390 outstanding at November 30, 1999.

     Dividends per share of common stock for the second quarter of fiscal 2000 remained at $.12 per share, the same level as the previous year.

     As of November 30, 1999, the Company purchased a total of 15.8 million shares of NIKE's Class B common stock for $731 million in the open market since the $1 billion share repurchase program was approved in December 1997. During the first six months of fiscal year 2000, the Company purchased a total of 7.2 million shares for $375 million. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.


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

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending
      November 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:/s/Donald W. Blair
                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  January 14, 2000


