Form 10-Q
period 2000-02-29
NIKE INC
filed 2000-04-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended February 29, 2000 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 29, 2000 were:
                                      _________________

                    Class A         100,433,999

                    Class B         173,017,858
                                    ___________
                                    273,451,857
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Feb. 29,      May 31,
                                                         2000         1999
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  159.4     $  198.1
     Accounts receivable                                1,637.1      1,540.1
     Inventories (Note 4)                               1,388.9      1,199.3
     Deferred income taxes                                111.9        120.6
     Income taxes receivable                                 -          15.9
     Prepaid expenses                                     186.0        190.9
                                                       ________     ________

     Total current assets                               3,483.3      3,264.9

Property, plant and equipment                           2,348.7      2,001.3
     Less accumulated depreciation                        795.5        735.5
                                                       ________     ________

                                                        1,553.2      1,265.8

Identifiable intangible assets and goodwill               413.6        426.6
Deferred income taxes and other assets                    327.6        290.4
                                                       ________     ________

                                                       $5,777.7     $5,247.7
                                                       ========     ========
             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                 $   50.1     $    1.0
     Notes payable                                        802.7        419.1
     Accounts payable                                     474.9        373.2
     Accrued liabilities                                  639.2        653.6
     Income taxes payable                                  52.5            -
                                                       ________     ________

          Total current liabilities                     2,019.4      1,446.9
Long-term debt                                            462.9        386.1
Deferred income taxes and other liabilities                91.3         79.8
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-100.4 and
            101.7 shares outstanding                        0.2          0.2
          Class B-173.0 and 181.6 shares
               outstanding                                  2.7          2.7
     Capital in excess of stated value                    350.8        334.1
     Accumulated other comprehensive income               (78.6)       (68.9)
     Retained earnings                                  2,928.7      3,066.5
                                                       ________     ________

                                                        3,203.8      3,334.6
                                                       ________     ________

                                                       $5,777.7     $5,247.7
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended             Nine Months Ended
                                        February 29 and 28,            February 29 and 28,
                                        __________________             _________________

                                         2000        1999               2000        1999
                                         ____        ____               ____        ____

                                              (in millions, except per share data)
Revenues                              $2,161.6    $2,176.8            $6,722.4    $6,594.6
                                      _________   _________           _________   _________
Costs and expenses:
     Cost of sales                     1,286.4     1,364.9             4,059.0     4,157.1
     Selling and administrative          632.4       569.8             1,883.8     1,754.3
     Interest                             13.9        10.4                30.6        34.7
     Other expense                          .2        25.5                24.2        36.7
     Restructuring Charge                 (0.4)        0.8                (0.7)       21.7
                                      _________   _________           _________   __________

                                       1,932.5     1,971.4             5,996.9     6,004.5
                                      _________   _________           _________   __________

Income before income taxes               229.1       205.4               725.5       590.1

Income taxes                              83.8        81.2               272.4       233.1
                                      _________   __________          _________   __________

Net income                            $  145.3   $   124.2            $  453.1    $  357.0
                                      =========   ==========          =========   ==========

Basic earnings per common share       $   0.53   $    0.44            $   1.63    $   1.26
(Note 3)                               =========   =========          =========   ==========
Diluted earnings per common share     $   0.52   $    0.44            $   1.61    $   1.24
(Note 3)                               =========   =========          =========   ==========
Dividends declared per common share   $   0.12   $    0.12            $   0.36    $   0.36
                                       =========   =========          =========   ==========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           Nine Months Ended
                                                           February 29 and 28,
                                                          _________________

                                                          2000         1999
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 453.1      $357.0
          Income charges (credits) not
          affecting cash:
          Depreciation                                     138.3       151.2
          Deferred income taxes                             (3.5)        0.1
          Amortization and other                            29.1        36.7
          Changes in other working capital
            components                                    (145.4)       69.1
                                                         _______      _______

          Cash provided by operations                      471.6       614.1
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (447.7)     (265.4)
          Disposals of property, plant and
            equipment                                       27.8        16.9
          Increase in other assets                         (40.8)      (46.9)
          Increase (decrease) in other liabilities           5.3        (6.5)
                                                          _______     _______

          Cash used by investing activities               (455.4)     (301.9)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions to long-term debt                      109.0           -
          Reductions in long-term debt
            including current portion                       (1.6)       (1.4)
          Increase in notes payable                        383.6        75.8
          Proceeds from exercise of options                 29.5        18.2
          Repurchase of stock                             (483.7)     (262.6)
          Dividends - common and preferred                (100.5)     (102.3)
                                                          _______     _______

          Cash used by financing activities                (63.7)     (272.3)
                                                          _______     _______

Effect of exchange rate changes on cash                      8.8       (20.6)
Net (decrease) increase in cash and equivalents            (38.7)       19.3
Cash and equivalents, May 31, 1999 and 1998                198.1       108.6
                                                         _______      _______

Cash and equivalents, February 29 and 28, 2000
  and 1999                                               $ 159.4      $127.9
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine (9) months ended February 29, 2000 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - Comprehensive Income:
         __________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended            Nine Months Ended
                              February 29 and 28,           February 29 and 28,
                              __________________            _________________

                               2000        1999              2000        1999
                               ____        ____              ____        ____

                                                (in millions)

Net Income                    $145.3      $124.2            $453.1      $357.0
Change in Cumulative
  Translation Adjustment        (6.3)      (10.9)            (21.8)      (19.6)
Change in Unrealized Gains
  on Securities                 12.1           -              12.1           -
                              _______     _______          _______      _______

Total Comprehensive Income    $151.1      $113.3            $443.4      $337.4
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

                              Three Months Ended             Nine Months Ended
                              February 29 and 28,            February 29 and 28,
                              __________________            _________________

                               2000         1999             2000         1999
                               ____         ____             ____         _____

                                        (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                276.1        281.3           278.2        283.7
   Assumed conversion of
     stock options                0.8          4.8             3.0          4.9
                               ______       ______           ______       _____

Diluted average common
   shares outstanding           276.9        286.1           281.2        288.6
                               ======       ======          ======       ======

Basic earnings per
   common share                $ 0.53       $ 0.44          $ 1.63       $ 1.26
                               ======       ======          ======       ======
Diluted earnings per
   common share                $ 0.52       $ 0.44          $ 1.61       $ 1.24
                               ======       ======          ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 29,      May 31,
                                          2000         1999
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,326.1     $1,132.7
                    Work-in-progress        47.6         44.8
                    Raw materials           15.2         21.8
                                        ________     ________

                                        $1,388.9     $1,199.3
                                        ========     ========

NOTE 5 - Operating Segments:
         __________________

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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                       Three Months Ended             Nine Months Ended
                                       February 29 and 28,            February 29 and 28,
                                       __________________            __________________

                                        2000        1999              2000        1999
                                        ____        ____              ____        ____
Net Revenue
USA                                   $1,161.1    $1,165.9          $3,571.4    $3,577.7
EUROPE                                   558.5       599.8           1,761.0     1,710.8
ASIA PACIFIC                             254.1       222.5             687.6       610.8
AMERICAS                                 110.0       104.7             398.7       377.0
OTHER BRANDS                              77.9        83.9             303.7       318.3
                                      _________   _________         _________   _________
                                      $2,161.6    $2,176.8          $6,722.4    $6,594.6
                                      =========   =========         =========   =========

Contribution Profit
USA                                   $  237.2    $  227.1          $  709.5    $  692.8
EUROPE                                   116.0       118.8             331.5       277.2
ASIA PACIFIC                              38.2        30.2             106.6        47.7
AMERICAS                                   8.3         9.1              51.6        56.4
OTHER BRANDS                              16.4         2.5              56.2        17.1
CORPORATE & OTHER                       (173.1)     (171.9)           (499.3)     (466.4)
                                      _________   _________         _________   _________
                                      $  243.0    $  215.8          $  756.1    $  624.8
                                      =========   =========         =========   =========

                                       Feb 29,     May 31,
                                        2000         1999
                                      _________   __________

Accounts Receivable, net
USA                                   $  642.1    $  578.2
EUROPE                                   568.2       551.6
ASIA PACIFIC                             169.5       141.5
AMERICAS                                 111.0       119.2
OTHER BRANDS                             114.8       104.6
CORPORATE & OTHER                         31.5        45.0
                                      _________   _________
                                      $1,637.1    $1,540.1
                                      =========   =========

Inventories, net
USA                                   $  679.6    $  565.5
EUROPE                                   327.1       316.3
ASIA PACIFIC                             125.9        81.5
AMERICAS                                  85.1        73.1
OTHER BRANDS                             144.2       137.5
CORPORATE & OTHER                         27.0        25.4
                                      _________   _________
                                      $1,388.9    $1,199.3
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  272.5    $ 293.0
EUROPE                                    256.9      271.4
ASIA PACIFIC                              405.9      148.0
AMERICAS                                   20.0       21.5
OTHER BRANDS                              112.0      111.7
CORPORATE & OTHER                         485.9      420.2
                                      _________   _________
                                       $1,553.2   $1,265.8
                                      =========   =========



Note 6 - Restructuring Charges:
         _____________________

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

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of February 29, 2000.

     No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999. During the first three quarters of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below. $0.2 million of the reserve was reversed due to a change in an outstanding lease commitment. The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed


Detail of the 1998 restructuring charge is as follows:

(in millions)
                                              FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING      FY99       RESERVE       FY00       RESERVE
                                  CASH       CHARGE        ACTIVITY    BALANCE AT   ACTIVITY    BALANCE AT
                                                                        5/31/99                  2/29/00
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5       $(3.3)        $ 2.4       $(0.9)

Severance packages                cash       (29.1)          28.2        (0.9)          0.6        (0.3)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          1.8        (0.6)
Write-down of assets              non-cash    (9.6)           9.6          -             -           -
Other                             cash        (0.3)           0.3          -             -           -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)         $13.0       $(0.1)         $0.1       $  -

Severance packages                cash        (4.6)           4.6          -             -           -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1          -
Write-down of assets              non-cash    (3.0)           3.0          -             -           -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1       $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -           -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1          -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -        $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.6       $(0.4)

Write-down of assets              non-cash   (14.7)          14.7          -             -           -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -           -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.3        (0.4)
Severance packages                cash        (1.2)           0.9        (0.3)          0.3          -
____________________________________________________________________________________________________________
OTHER                                        $(7.1)          $6.4       $(0.7)         $0.4       $(0.3)

Cash                              cash        (0.6)           0.6           -             -          -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.4        (0.3)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.2)      $  -
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $4.4       $(1.9)
____________________________________________________________________________________________________________
</TABLE



1999 Charge

     During fiscal 1999, a $60.1 million charge was taken due to further cost realignment programs. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The original number of employees to be terminated was 1,291. As of February 29, 2000, 42 employees have found positions elsewhere in the Company and 1,140 have left the Company, leaving 109 still to be terminated. Due to the change in the number of employees that will be terminated, $0.5 million of the reserve has been reversed during the current fiscal year.

     Also included in the charge was a $20.2 write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

     The remaining accrual balance will be relieved throughout fiscal 2000 and early 2001, as leases expire and severance payments are completed.




Detail of the 1999 restructuring charge is as follows:


(in millions)

                                              FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING      FY99       RESERVE       FY00        RESERVE
                                  CASH       CHARGE        ACTIVITY    BALANCE AT   ACTIVITY     BALANCE AT
                                                                        5/31/99                   2/29/00
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)       $11.2        $(6.8)

Severance packages                cash       (28.0)          11.7       (16.3)        9.7          (6.6)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.6          (0.2)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.9            -
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -           $0.1        $0.1         $0.2         $ 0.3
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)       $11.4         $(6.5)
____________________________________________________________________________________________________________

<Table/



NOTE 7 - Commitments and contingencies:
         _____________________________

     At February 29, 2000, the Company had letters of credit outstanding totalling $874.5 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Operating Results
_________________

     Net income for the third quarter of fiscal year 2000 was $145.3 million, a 17% increase over the prior year's third quarter earnings of $124.3 million.
Year-to-date net income increased 27% to $453.1 million, 20% excluding the 1999 restructuring charge. The increase reflected our improved gross margin, which was up 3.2% points from the prior year third quarter and up 2.6% points on a year-to-date basis, which more than offset increased selling and administrative expenses. In addition, quarterly earnings were improved due to a $25.3 million decrease in other expense and our improved effective tax rate, which was down
2.9% points for the quarter and 2.0% points for the year-to-date period.
Diluted earnings per share increased 18% in the quarter and 30% year-to-date, slightly better than net income, as a result of share repurchases.

     Consolidated revenues decreased 1% for the quarter, compared to last year, and increased 2% for the year-to-date period. On a constant dollar basis, quarterly revenues increased 3% and year-to-date revenues increased 4%. The lower real dollar amounts reflected the impact of the continued strength of the U.S. dollar against the euro, the effect of which was slightly offset by the strength of the yen against the U.S. dollar.

     U.S. overall NIKE brand revenues remained flat for the quarter and year-to-date. U.S. footwear revenues continued to grow, with a 4% increase this quarter compared to the same quarter last year and a 5% growth rate year-to-date. The growth reflected an increase in pairs sold equal to the dollar growth rate, 4% for the quarter and 5% year-to-date, while the average price per pair remained the same as last year. Apparel revenues decreased 12% quarter over quarter, and 11% for the year-to-date period compared to last year. There was a contraction of athletic sportswear retail space in the current year that slowed quarterly and year-to-date revenue growth. Although we expect that this contraction will continue to affect revenue growth through the first quarter of next year, we believe the ultimate impact of a smaller retail market will be to strengthen the remaining retail entities and thereby improve our opportunities for revenue growth in the U.S. over the long-term.

     In Europe, revenues were down 7% for the quarter; however, on a constant dollar basis, revenues grew 8%. Year-to-date, European revenues increased 3%, which represented 12% in constant dollars. The growth in constant dollars was indicative of the continued momentum of business in this region, which has been sustained over the past 5 years. Given that our European market penetration is significantly less than that of the U.S., we are well-positioned to continue to achieve significant growth in this region going-forward.

     In the Asia Pacific region, quarterly revenues increased 14%, or 8% on a constant-dollar basis. Year-to-date revenues increased 13%, or 3% on a constant-dollar basis. These increases reflected continued recovery of the economies in that region, the introduction of innovative footwear products in Japan, and development of products specifically for emerging markets. These factors should continue to fuel Asia Pacific revenue growth in the future.

     In the Americas and Africa regions, quarterly revenues increased 5%, or 6% in constant dollars, compared to the prior year. Year-to-date revenues increased by 6%, or 9% in constant dollars. Other Brands revenue, which includes Bauer NIKE Hockey and Cole Haan, decreased 7% for the quarter and 5% for the year-to-date period, as compared to last year.



The breakdown of revenues follows:

                                           Three Months Ended               Nine Months Ended
                                           February 29 and 28,              February 29 and 28,
                                           ___________________              _________________
                                                               %                               %
                                         2000       1999    change        2000       1999    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $858.9    $828.5      4%       $2,522.8    $2,411.9     5%
   APPAREL                                251.8     287.0    -12%          890.8     1,004.7   -11%
   EQUIPMENT AND OTHER                     50.4      50.4      0%          157.8       161.1    -2%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,161.1   1,165.9      0%        3,571.4     3,577.7     0%

EUROPE REGION

   FOOTWEAR                               303.9     311.4     -2%          914.6       863.2     6%
   APPAREL                                241.1     273.7    -12%          801.2       800.2     0%
   EQUIPMENT AND OTHER                     13.5      14.7     -8%           45.2        47.4    -5%
                                        _______   _______               ________    ________
     TOTAL EUROPE                         558.5     599.8     -7%        1,761.0     1,710.8     3%

ASIA PACIFIC REGION

   FOOTWEAR                               151.1     124.4     21%          404.2       321.4    26%
   APPAREL                                 96.2      92.3      4%          264.4       273.0    -3%
   EQUIPMENT AND OTHER                      6.8       5.8     17%           19.0        16.4    16%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   254.1     222.5     14%          687.6       610.8    13%

AMERICAS REGION

   FOOTWEAR                                75.2      72.6      4%          277.8       248.9    12%
   APPAREL                                 32.2      29.9      8%          111.9       119.3    -6%
   EQUIPMENT AND OTHER                      2.6       2.2     18%            9.0         8.8     2%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       110.0     104.7      5%          398.7       377.0     6%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        2,083.7   2,092.9      0%        6,418.7     6,276.3     2%

OTHER & OTHER BRANDS                       77.9      83.9     -7%          303.7       318.3    -5%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,161.6  $2,176.8     -1%       $6,722.4    $6,594.6     2%
                                       ========  ========               ========    ========


     Gross margins were significantly improved in the quarter, up from 37.3% in the prior year to 40.5% in the current year. The improvement is consistent with that of the year-to-date period, which improved from 37.0% last year to 39.6% this year. The improved margin is our highest quarterly gross margin since the third quarter of 1997, and it came from all regions. The key factors in the improvement of margins were as follows:

1) Improved pricing on in-line products, particularly in apparel and equipment.
2) Reduced levels of lower margin close-out sales, reflecting lower inventories of out-of-season product.
3) Higher margins on close-out sales, driven by the expansion of our network of outlet stores.

     Selling and administrative expenses were up for both the quarter and year-to-date period compared to the prior year. For the quarter, these expenses were up 11% to $632.4 million, and year-to-date they were up 7% to $1,883.8 million. The increases, for both the quarter and the year-to-date period, were driven primarily by incremental spending for initiatives undertaken to achieve future revenue growth and profitability. These include investments in new retail stores; conversions of certain geographic markets from distributorships to direct NIKE ownership; e-commerce; and new operational systems and processes, primarily our comprehensive initiative to shorten and streamline our supply chain. An additional factor contributing to higher selling and administrative expenses was higher bad debt expense incurred as compared to last year, primarily as a result of the bankruptcy filing of one of our customers in the U.S. region.

     Third quarter interest expense was up 34% over the prior year, growing from $10.4 million last year to $13.9 million this year. Interest expense was down 12% year-to-date compared to last year. The increase in the current quarter was due to increased levels of debt recorded in the quarter as compared to last year. See the Liquidity and Capital Resources discussion following for more information on debt balances. The year-to-date decrease in interest expense was a result of income associated with our intercompany hedging program, lower interest rates outside of the U.S., and our restructured operating agreement with our trading partner, Nissho Iwai American Corporation
(NIAC), which resulted in a lower rate paid to NIAC.

     Included in other expense are interest income, profit sharing expense, foreign currency conversion gain or loss, goodwill amortization, and various nonrecurring charges. Other expense decreased for the quarter and year-to-date period as compared to last year. This decrease was primarily due to a fluctuation in foreign currency conversion gain/loss between periods and the impact of a nonrecurring charge in the 3rd quarter of last year due to an asset write-down.

     Our current year-to-date tax rate was significantly lower than the prior year, moving from 39.5% to 37.5%. This year-to-date amount reflected our expected annual tax rate of 37.5% for fiscal 2000, which is down from last year's rate of 39.5%. The decrease was primarily due to reduced state taxes, the utilization of tax loss carryforwards of certain foreign operations that have recently turned profitable, and increased profits derived in our European and Asian regions, where our effective tax rate is lower than in the U.S. In addition, the 36.6% effective tax rate for the third quarter 2000 was reduced by an adjustment to reflect the change in our estimate of the effective rate for the year to 37.5%.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between March and July 2000 totaled $3.9 billion, 4% higher than such orders for the same period last year. These orders and the percentage change in these orders are not necessarily indicative of the change in revenues which we will experience for subsequent periods. Variances between futures growth and actual revenue growth may be the result of shifts in the mix of advance orders in relation to at once orders and varying cancellation rates.
Finally, exchange rate fluctuations will also cause differences in the comparisons.


Restructuring charges

1998 Charge

     During the fourth quarter of fiscal 1998 we recorded a restructuring charge of $129.9 million as a result of certain of our actions to better align our cost structure with expected revenue growth rates. The restructuring activities
(shown below in tabular format) primarily related to: 1) the elimination of job responsibilities company-wide, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia
Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of our Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in one-time termination fees; and 5) the decision to exit certain manufacturing operations of the Bauer subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use, and the estimated loss on divestiture of certain manufacturing plants.

     Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left as of February 29, 2000.

     No increases to the 1998 restructuring charge have been made.  A total of
$15 million of the restructuring charge was reversed in fiscal year 1999.
During the first three quarters of fiscal year 2000 continuing cash payments were made against the reserve liability as shown in the table below.  $0.2 million of the reserve was reversed due to a change in an outstanding lease commitment.  The remaining accrual will be relieved throughout fiscal 2000, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.



Detail of the 1998 restructuring charge is as follows:


(in millions)
                                              FY98
DESCRIPTION                     CASH/NON- RESTRUCTURING      FY99       RESERVE       FY00       RESERVE
                                  CASH       CHARGE        ACTIVITY    BALANCE AT   ACTIVITY    BALANCE AT
                                                                        5/31/99                   2/29/00
___________________________________________________________________________________________________________

ELIMINATION OF JOB
RESPONSIBILITES COMPANY-
WIDE                                        $(49.8)         $46.5       $(3.3)         $2.4        $(0.9)

Severance packages                cash       (29.1)          28.2        (0.9)          0.6         (0.3)
Lease cancellations &
commitments                       cash       (10.8)           8.4        (2.4)          1.8         (0.6)
Write-down of assets              non-cash    (9.6)           9.6          -             -            -
Other                             cash        (0.3)           0.3          -             -            -
___________________________________________________________________________________________________________

DOWNSIZING THE ASIA PACIFIC
HEADQUARTERS IN HONG KONG                   $(13.1)         $13.0       $(0.1)         $0.1        $  -

Severance packages                cash        (4.6)           4.6          -             -            -
Lease cancellations &
commitments                       cash        (5.5)           5.4        (0.1)          0.1           -
Write-down of assets              non-cash    (3.0)           3.0          -             -            -
____________________________________________________________________________________________________________
DOWNSIZING THE JAPAN
DISTRIBUTION CENTER                         $(31.6)         $30.5       $(1.1)         $1.1        $  -

Write-off of assets               non-cash   (12.5)          12.5          -             -            -
Software development costs        cash/non   (19.1)          18.0        (1.1)          1.1           -
                                  cash
____________________________________________________________________________________________________________
CANCELLATION OF ENDORSEMENT
CONTRACTS                         cash       $(5.6)          $5.3       $(0.3)         $ -         $(0.3)
____________________________________________________________________________________________________________
EXITING CERTAIN MANUFACTURING
OPERATIONS AT BAUER                         $(22.7)         $21.7       $(1.0)         $0.6        $(0.4)

Write-down of assets              non-cash   (14.7)          14.7          -             -            -
Divestiture of manufacturing
facilities                        non-cash    (5.2)           5.2          -             -            -
Lease cancellations &
commitments                       cash        (1.6)           0.9        (0.7)          0.3         (0.4)
Severance packages                cash        (1.2)           0.9        (0.3)          0.3           -
____________________________________________________________________________________________________________
OTHER                                        $(7.1)          $6.4       $(0.7)         $0.4        $(0.3)

Cash                              cash        (0.6)           0.6           -             -           -
Non-cash                          non-cash    (6.5)           5.8        (0.7)          0.4         (0.3)
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -            $0.2        $0.2         $(0.2)       $  -
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                      $(129.9)        $123.6       $(6.3)         $4.4        $(1.9)
____________________________________________________________________________________________________________
</TABLE



1999 Charge

     During fiscal 1999, a $60.1 million charge was taken due to further cost realignment programs. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by our shift to outsourcing certain of our information technology functions. The original number of employees to be terminated was 1,291. As of February 29, 2000, 42 employees have found positions elsewhere in the Company and 1,140 have left the Company, leaving 109 still to be terminated.
Due to the change in the number of employees that will be terminated, $0.5 million of the reserve has been reversed during the current fiscal year.

     Also included in the charge was a $20.2 write-off of certain assets related to the change in strategies around our warehouse distribution facilities in the United States.

     The remaining accrual balance will be relieved throughout fiscal
2000 and early 2001, as leases expire and severance payments are completed.




Detail of the 1999 restructuring charge is as follows:


(in millions)

                                              FY99
DESCRIPTION                     CASH/NON- RESTRUCTURING      FY99      RESERVE       FY00        RESERVE
                                  CASH       CHARGE        ACTIVITY   BALANCE AT   ACTIVITY     BALANCE AT
                                                                       5/31/99                   2/29/00
____________________________________________________________________________________________________________
ELIMINATION OF JOB
RESPONSIBILITES                             $(39.9)         $21.9      $(18.0)      $11.2         $(6.8)

Severance packages                cash       (28.0)          11.7       (16.3)        9.7          (6.6)
Lease cancellations &
commitments                       cash        (2.4)           1.6        (0.8)        0.6          (0.2)
Write-down of assets              non-cash    (7.8)           7.8          -           -             -
Other                             cash/non-   (1.7)           0.8        (0.9)        0.9            -
                                   cash
____________________________________________________________________________________________________________
CHANGE IN WAREHOUSE
DISTRIBUTION STRATEGY                        $(20.2)        $20.2       $  -        $  -          $  -

Write-down of assets             non-cash     (20.2)         20.2          -           -             -
____________________________________________________________________________________________________________
Effect of foreign currency
translation                                     -           $0.1        $0.1        $0.2          $ 0.3
____________________________________________________________________________________________________________
____________________________________________________________________________________________________________
TOTAL                                        $(60.1)        $42.2     $(17.9)       $11.4         $(6.5)
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

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

     Our financial position remained strong at February 29, 2000. Compared to May 31, 1999, shareholders' equity decreased slightly to $3.2 billion. Working capital decreased 19% to $1.5 billion and the current ratio was 1.72:1 at February 29, 2000 compared to 2.26:1 at May 31, 1999. The decrease in working capital and the current ratio resulted from the increase in short-term debt since May 31, 1999. See the discussion of short-term debt following.

     Cash provided by operations for the nine-month period ended February 29, 2000 was $471.6 million, which was a decrease of $142.5 million from the same period last year, despite increased net income of $96 million in the current period. The decrease in operating cash flow was driven by three factors, each of which created a change in our inventory levels:

1) We liquidated significant levels of close-out inventory during the nine-month period in fiscal 1999, which generated an increase in cash flows from operations in that fiscal year. The current fiscal year began with much lower, cleaner levels of inventory; therefore, there was no cash inflow from decreasing inventory levels during the year. The decrease in inventory levels in 1999 highlighted our successful initiative to reduce close-out inventories undertaken to significantly improve our margins and profitability in the short-term as well as into the future.
2) During fiscal year 1999 our business experienced a slow-down leading us to further decrease our inventory levels, whereas in fiscal year 2000 our business has been accelerating from last year's level.
     This difference has resulted in additional use of cash as compared to last year to fund increasing levels of operations.
3) Finally, we restructured our operating arrangement with NIAC in the first quarter of this year. The restructured agreement enables us, among other things, to take over financing of inventory purchases previously performed by NIAC. This has resulted in the recording of USA inventory on our balance sheet fifteen to twenty-five days earlier than in the past. Although the net working capital impact of this new arrangement is minimal, as of February 29, 2000, approximately $130 million of inventory was in-transit to the U.S. and on our balance sheet, compared to zero at May 31, 1999.

     Total cash flows used by investing activities during the nine month period were $455.4 million. The primary driver of this use was the purchase of property, plant and equipment throughout the year. The largest purchase during the year was our distribution center in Japan, discussed below. The other significant expenditures were related to the continued expansion of our world headquarters and additions to computer equipment and software, primarily relating to our supply chain initiative.

     Net cash flows used by financing activities for the nine months ended
February 29, 2000 were $63.7 million. This amount included uses of cash for stock repurchases and dividends to shareholders, partially offset by increases to our debt balances.

     The increase in debt was used in part to purchase our distribution facility in Japan from NIAC for approximately $246 million. We financed the first quarter purchase by assuming NIAC's Japanese development bank loans, along with some short-term debt, which we currently intend to convert to long-term.

     The level of short-term debt rose also due to our financing of inventory purchases previously financed by NIAC.

     Another significant driver of the increase in short-term debt was our continued repurchases of NIKE stock under the $1 billion share repurchase program approved by the company's board of directors in December 1997. During the first nine months of fiscal 2000, we purchased a total of 10.6 million shares for $504 million under the program. From the inception of the program through February 29, 2000, we had purchased a total of 19.3 million shares of NIKE's Class B common stock for $860 million in the open market. Funding has, and is expected to continue to, come from operating cash flow in conjunction with short-term borrowings. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

     Management believes that significant funds generated by operations, together with access to sufficient sources of funds, will adequately meet our anticipated operating, global infrastructure expansion and capital needs.
Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $596.6 million outstanding at February 29, 2000.

     As a result of the restructuring of the NIAC agreement, we are now responsible for issuing letters of credit for the purchases of inventories. At
February 29, 2000, letters of credit of $874.5 million were outstanding for the purchase of inventories.

     Dividends per share of common stock for the third quarter of fiscal 2000 remained at $.12 per share, the same level as the previous year.




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

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending
      February 29, 2000.

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


DATED:  April 14, 2000


