Form 10-K405
period 2000-05-31
NIKE INC
filed 2000-08-29
CIK 320187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           FOR THE FISCAL YEAR ENDED MAY 31, 2000

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

                         (503) 671-6453
       Registrant's Telephone Number, Including Area Code:

            SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:


               (TITLE OF EACH CLASS)                      (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
               ---------------------                        ----------------------------------------
                Class B Common Stock                                New York Stock Exchange
                                                                     Pacific Stock Exchange

            SECURITIES REGISTERED PURSUANT TO SECTION 12 OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 24, 2000, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $150,118,697 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $7,638,929,603.

    As of July 24, 2000, the number of shares of the Registrant's Class A Common Stock outstanding was 99,233,999 and the number of shares of the Registrant's Class B Common Stock outstanding was 170,523,518.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Parts of Registrant's Proxy Statement dated August 15, 2000 for the annual meeting of shareholders to be held on September 18, 2000 are incorporated by reference into Part III of this Report.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   NIKE, INC.
                                 ANNUAL REPORT
                                  ON FORM 10-K
                               TABLE OF CONTENTS

                                                                             PAGE
                                                                           --------
PART I

  Item 1.    BUSINESS....................................................      1
             General.....................................................      1
             Products....................................................      1
             Sales and Marketing.........................................      2
             United States Market........................................      2
             International Markets.......................................      3
             Significant Customers.......................................      4
             Orders......................................................      4
             Product Research and Development............................      4
             Manufacturing...............................................      4
             Trade Legislation...........................................      5
             Competition.................................................      7
             Trademarks and Patents......................................      7
             Employees...................................................      7
             Executive Officers of the Registrant........................      8

  Item 2.    PROPERTIES..................................................      9
  Item 3.    LEGAL PROCEEDINGS...........................................     10

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     10

PART II

  Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.........................................     10
  Item 6.    SELECTED FINANCIAL DATA.....................................     11
  Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................     12
  Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
             RISKS.......................................................     21
  Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA..................     25

PART III     (Except for the information set forth under "Executive
             Officers of the Registrant" in Item I above, Part III is
             incorporated by reference from the Proxy Statement for the
             NIKE, Inc. 2000 annual meeting of shareholders.)
  Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................     49
  Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     49

PART IV

  Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
             8-K.........................................................     50

SIGNATURES.  ............................................................    S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

    NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms "we", "us", "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

    Our principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to approximately 19,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 140 countries around the world. Virtually all of our products are manufactured by independent contractors. Most footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

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

    We sell a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, women's sports bras, cycling apparel, children's clothing, posters, school supplies, and electronic media devices.

    We also sell a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan-Registered Trademark- through our wholly-owned subsidiary, Cole Haan Holdings Incorporated, headquartered in Maine. We market apparel with licensed team logos under the NIKE and "SPL 28" brand names through our wholly-owned subsidiary, NIKE Team Sports, Inc. located in Foothill Ranch, California. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE
IHM, Inc.

    Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Montreal, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer-Registered Trademark- and NIKE-Registered Trademark- brand names. Bauer also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

    The table below shows certain information regarding NIKE's United States and international (non-U.S.) revenues for the last three fiscal years.

MAY 31,                                            2000      % CHG          1999      % CHG          1998
-------                                          --------   --------      --------   --------      --------
                                                                      (IN MILLIONS)
USA Region
  Footwear.....................................  $3,351.2      3.3 %      $3,244.6     (7.3)%      $3,498.7
  Apparel......................................   1,154.4    (10.7)%       1,293.4    (10.8)%       1,450.2
  Equipment and other..........................     226.5      6.5 %         212.7     (5.1)%         224.2
                                                 --------    -----        --------    -----        --------
    Total USA..................................   4,732.1     (0.4)%       4,750.7     (8.2)%       5,173.1
                                                 --------    -----        --------    -----        --------
Europe Region
  Footwear.....................................   1,268.6      7.3 %       1,182.7     (6.6)%       1,266.6
  Apparel......................................   1,021.0      1.6 %       1,005.1     26.3 %         795.9
  Equipment and other..........................      61.3     (9.9)%          68.0    102.4 %          33.6
                                                 --------    -----        --------    -----        --------
    Total Europe...............................   2,350.9      4.2 %       2,255.8      7.6 %       2,096.1
                                                 --------    -----        --------    -----        --------
Asia Pacific Region
  Footwear.....................................     557.0     22.3 %         455.3    (42.4)%         790.7
  Apparel......................................     371.2      1.4 %         366.0    (19.3)%         453.4
  Equipment and other..........................      26.9     15.9 %          23.2    136.7 %           9.8
                                                 --------    -----        --------    -----        --------
    Total Asia Pacific.........................     955.1     13.1 %         844.5    (32.6)%       1,253.9
                                                 --------    -----        --------    -----        --------
Americas Region
  Footwear.....................................     384.7     14.6 %         335.8    (16.7)%         403.0
  Apparel......................................     152.0     (4.0)%         158.4    (14.9)%         186.2
  Equipment and other..........................      13.5      4.7 %          12.9     31.6 %           9.8
                                                 --------    -----        --------    -----        --------
    Total Americas.............................     550.2      8.5 %         507.1    (15.3)%         599.0
                                                 --------    -----        --------    -----        --------
Total NIKE brand...............................   8,588.3      2.8 %       8,358.1     (8.4)%       9,122.1
                                                 --------    -----        --------    -----        --------
Other brands...................................     406.8     (2.9)%         418.8     (2.8)%         431.0
                                                 --------    -----        --------    -----        --------
Total Revenues.................................  $8,995.1      2.5 %      $8,776.9     (8.1)%      $9,553.1
                                                 ========    =====        ========    =====        ========

    Financial information about geographic and segment operations appears in
Note 16 of the consolidated financial statements on page 45.

    We experience moderate fluctuations in aggregate sales volume during the year. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel, and equipment.

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

UNITED STATES MARKET

    During fiscal 2000, sales in the United States accounted for approximately 56 percent of total revenues, compared to 57 percent in fiscal 1999 and 57 percent in fiscal 1998. We sell to approximately 19,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year 2000, our three largest customers accounted for approximately 29 percent of NIKE brand sales in the United States, and 27 percent of total sales in the United States.

    We make substantial use of our "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2000, 90 percent of our domestic footwear shipments (excluding Cole Haan and Bauer) were made under the futures program, compared to 91 percent in fiscal 1999 and 85 percent in fiscal 1998. In fiscal 2000, 82 percent of our domestic apparel shipments were made under the futures program, compared to 80 percent in fiscal 1999, and 84 percent in 1998.

    We utilize 18 NIKE sales offices to solicit sales in the United States. We also utilize 40 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

RETAIL STORES                                                  NUMBER
-------------                                                 --------
NIKE factory stores (which carry primarily B-grade and
  close-out merchandise)....................................     73
NIKE stores.................................................      2
NIKETOWNs (designed to showcase NIKE products)..............     13
Employee-only stores........................................      3
Cole Haan stores (including factory and employee stores)....     40
                                                                ---
  Total.....................................................    131
                                                                ===

    NIKE's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from the Memphis distribution center and from Greenville, North Carolina. Cole Haan footwear and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, and NIKE Team Sports licensed apparel is shipped from Foothill Ranch, California.

INTERNATIONAL MARKETS

    We currently market our products in approximately 140 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. We operate 20 distribution centers in Europe, Asia, Canada, Latin America, and Australia, and also distribute through independent distributors and licensees. We estimate that our products are sold through more than 30,000 retail accounts outside the United States. Non-U.S. sales accounted for 44 percent of total revenues in fiscal 2000, compared to 43 percent in fiscal 1999 and 43 percent in fiscal 1998. In many countries and regions, including Japan, Canada, Asia, South America, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. We are developing the program in other countries. NIKE's three largest customers outside of the U.S. accounted for approximately 8 percent of non-U.S. sales.

    International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Croatia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Indonesia, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Poland, Portugal, Singapore, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Vietnam.

    We operate 75 retail outlets outside the United States, which are comprised of NIKETOWNs, factory stores, employee stores, and Cole Haan stores.

SIGNIFICANT CUSTOMERS

    Venator Group Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 12 percent of global net sales of NIKE brand products during fiscal 2000. No other customer accounted for 10 percent or more of our net sales during fiscal 2000.

ORDERS

    As of May 31, 2000, our worldwide futures orders for NIKE brand athletic footwear and apparel totaled $4.3 billion, compared to $4.2 billion as of May 31, 1999. These orders are scheduled for delivery from June through November of 2000. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

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

    In fiscal 2000, we spent approximately $96.6 million on product research, development, evaluation and design, compared to $97.5 million in 1999, and $106.7 million in 1998, although these amounts include expenditures on design, which is not traditionally considered part of research and development.

MANUFACTURING

    In fiscal 2000, approximately 45 percent of total NIKE brand apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 33 countries. Most of this apparel production occurred in Bangladesh, China, Hong Kong, Indonesia, Malaysia, Mexico, The Philippines, Sri Lanka, Taiwan, and Thailand. Substantially all of our apparel production for sale to the international market was manufactured outside the U.S.

    Virtually all of our footwear is produced outside of the United States. In fiscal 2000, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear:

COUNTRY                                                       PERCENT
-------                                                       --------
People's Republic of China..................................     43
Indonesia...................................................     29
Vietnam.....................................................     13
Thailand....................................................     12
Italy.......................................................      1
Taiwan......................................................      1
South Korea.................................................      1

We also have manufacturing agreements with independent factories in Argentina, Brazil, Mexico and Zimbabwe, to manufacture footwear for sale within those countries. Our largest single supplier accounted for approximately 6 percent of total fiscal 2000 footwear production.

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

    Since 1972, Nissho Iwai American Corporation ("NIAC"), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant import-export financing services for us. Currently, NIAC provides such financing services with respect to more than 80 percent of the NIKE products sold outside of the United States, Europe and Japan. Any failure of NIAC to provide these services could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the Unites States, Europe and Japan. If prolonged, such a disruption could result in cancelled orders that would adversely affect sales and profitability. We believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with NIAC expire on May 31, 2001.

TRADE LEGISLATION

    Our non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1994, the European Commission imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several Member States. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF price above 9 euros ("Special Technology Athletic Footwear" or "STAF"), is excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not, to date, had a material effect on our business.

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

    While we have no reason to believe that the sports footwear exclusions from the quotas and anti-dumping duties will be eliminated, the European Commission in June 2000 issued an amendment to the explanatory notes to the EU's customs nomenclature ("CN"). The amendment, which is not legally binding, interprets some of the technical criteria for the STAF exclusion and the footwear types that can be classified as for use in sporting activity. The amendment could restrict the scope of the STAF exclusion from the quotas and also the sports footwear exclusions from the two EU anti-dumping measures. In addition, the Commission has altered its administration of the quota system in a manner that would preclude national customs authorities from opting to grant the exclusion to certain other footwear types, notably sandals.

    We cannot assess the full impact of the amendment to the CN explanatory notes until the national customs administrations clarify their national application of its non-binding provisions. In the meantime, we are assessing the legal issues relating to both the Commission's action in issuing the amendment and its related administrative action concerning other footwear originating in China. We will closely monitor further developments and will seek, by individual action and through relevant trade associations, to prevent interpretations and administrative measures that would subject a greater portion of our products to the quotas and anti-dumping duties.

    If the EU trade measures become substantially more restrictive as a result of the recent Commission measures, we would consider, in addition to possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our major competitors stand in much the same position regarding these trade measures.

    The People's Republic of China ("China") is a material source of footwear production for NIKE. As part of the China's bid to join the World Trade Organization ("WTO"), and after the United States and China reached a comprehensive trade agreement, President Clinton submitted legislation to Congress which would grant permanent non-discriminatory "normal trade relations" ("NTR", formerly "most favored nation") trading status to China. In June 2000, the U.S. House of Representatives approved the legislation, and the U.S. Senate is scheduled to consider the legislation in the Fall of 2000. Formerly, NTR status for China was extended annually each year since 1980. Bringing China into the WTO and providing permanent NTR to China will eventually reduce barriers to producing products in, exporting products from, and marketing and selling products within China.

    We are also currently sourcing footwear and apparel products from factories in Vietnam. In 1995, President Clinton officially restored diplomatic relations between the United States and Vietnam. The President's action was a step toward restoration of full trade relations including the United States granting non-discriminatory NTR trading status to Vietnam which would result in lower tariffs between the two countries. In July 2000, the United States and Vietnam signed a comprehensive bilateral trade agreement, which would, among other things, provide reciprocal NTR between the two countries. Once the agreement is signed and approved by the U.S. Congress and the Vietnamese National Assembly, the United States will grant an annual extension of NTR to Vietnam, which must be renewed annually by the President. We currently believe that Congress will consider the trade agreement within fiscal year 2001. If Congress approves the trade agreement, the granting of NTR trading status for Vietnam could expand our production and marketing opportunities in Vietnam.

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

    NIKE is the largest seller of athletic footwear and athletic apparel in the world. Performance and reliability of shoes, apparel, and equipment, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear, apparel and equipment industry. To help market our products, we contract with prominent and influential athletes, coaches, teams, colleges, and sports leagues to endorse our brands and use our products, and we actively sponsor sporting events and clinics. We believe that we are competitive in all of these areas.

TRADEMARKS AND PATENTS

    We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE-Registered Trademark- and Swoosh Design-Registered Trademark- trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

    NIKE has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR-Registered Trademark- patents have expired, which may enable competitors to use certain types of like technology. Subsequent NIKE AIR patents will not expire for several years. We also have a number of patents covering components and features used in various athletic and leisure shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

EMPLOYEES

    We had approximately 21,800 employees at May 31, 2000. Management considers its relationship with employees to be excellent. With the exception of Bauer NIKE Hockey Inc., our employees are not represented by a union. Of Bauer NIKE Hockey's North American employees, approximately 75 percent, or fewer than 700, are covered by three union collective bargaining agreements with three separate bargaining units, and of BAUER NIKE Hockey's approximately 170 employees in Italy, approximately 30 percent, or fewer than 50, are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 2000 through 2003. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of NIKE as of July 31, 2000 are as follows:

    Philip H. Knight, Chief Executive Officer, Chairman of the Board, and President--Mr. Knight, 62, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to present. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

    Donald W. Blair, Vice President and Chief Financial Officer--Mr. Blair, 42, joined NIKE in November 1999. Prior to joining NIKE, he was Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo's Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Mr. Blair is a certified public accountant.

    Jeffrey M. Cava, Vice President, Global Human Resources--Mr. Cava, 48, has been employed by NIKE since 1996, with primary responsibility for NIKE's Global Human Resources. Previous to NIKE, Mr. Cava held the positions of Vice President, Human Resources, Walt Disney Consumer Products, and Vice President of Worldwide Staffing, ITT Sheraton Corporation.

    Thomas E. Clarke, President of New Ventures--Dr. Clarke, 49, a director since 1994, joined the Company in 1980. He was appointed divisional vice president in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 1999. Dr. Clarke previoiusly held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a Doctorate degree in biomechanics.

    Charles D. Denson, Vice President and General Manager, NIKE
USA--Mr. Denson, 44, has been employed by NIKE since February 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, and Vice President and General Manager of NIKE USA in June 2000.

    Gary M. DeStefano, Vice President and General Manager of Asia
Pacific--Mr. DeStefano, 43, has been employed by NIKE since 1982, with primary responsibilities in sales and customer service. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, and Vice President and General Manager of Asia Pacific in March 1997.

    Clare L. Hamill, Vice President of Women's Division--Ms. Hamill, 45, joined NIKE in 1981. Prior to becoming Vice President of the Women's Division in
August 2000, Ms. Hamill held several positions within the Company, including her appointments as Director, Product Marketing, NIKE Europe in 1989, Director, Men's Apparel Merchandising in 1992, Vice President and General Manager, Global Footwear in 1993, and Vice President of Equipment in 1998.

    Mark G. Parker, Vice President of Global Footwear--Mr. Parker, 43, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, elected Vice President in 1989, appointed General Manager in 1993, and Vice President of Global Footwear in 1998.

    Lindsay D. Stewart, Vice President Legal and Corporate Affairs and Assistant Secretary--Mr. Stewart, 53, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

    Ian T. Todd, Vice President, Global Sports Marketing--Mr. Todd, 53, joined NIKE in June 1998 as Vice President, Global Sports Marketing. He was formerly employed by International Management Group from 1971 to 1998, most recently in the position of Senior Vice President and Managing Director of IMG Europe, Africa and the Middle East.

    Frits D. vanPaasschen, Vice President and General Manager, NIKE
Europe--Mr. van Paasschen, 39, has been employed by NIKE since 1997. He served as Vice President, Strategic Planning, and was appointed Vice President and General Manager, The Americas and Africa in 1998, and Vice President and General Manager, NIKE Europe in 2000. Mr. van Paasschen was formerly Vice President, Finance & Planning, Disney Consumer Products, The Walt Disney Company.

    Kevin G. Wulff, Vice President of New Brands and New Business--Mr. Wulff, 49, has been employed by NIKE since 1993. He has served as General Manager of NIKE International, General Manager of Canada, and divisional Vice President and General Manager of The Americas Region. In 1998, he was appointed Vice President and General Manager of the USA Region, and in 2000 was appointed Vice President of New Brands. Prior to joining NIKE, Mr. Wulff was employed as an executive with Miller Brewing Company and was President and General Manager of Miller Brands of the East Bay.

ITEM 2. PROPERTIES

    Following is a summary of principal properties owned or leased by NIKE. Our leases expire at various dates through the year 2017.


U.S. ADMINISTRATIVE OFFICES:                   Wilsonville, Oregon
  Beaverton, Oregon (10 locations)--9 leased   Forest Park, Georgia
  Wilsonville, Oregon                          Memphis, Tennessee (2 locations)--1 leased
  Memphis, Tennessee (2 locations)--1 leased   Foothill Ranch, California--leased
  Yarmouth, Maine                              Canada (2 locations)--leased
  Charlotte, North Carolina--leased            Europe (3 locations)--2 leased
  Foothill Ranch, California--leased           Asia Pacific (12 locations)--10 leased
                                               Latin America (3 locations)--leased

INTERNATIONAL ADMINISTRATIVE OFFICES:          INTERNATIONAL PRODUCTION OFFICES:
  Canada (4 locations)--leased                 Europe (2 location)--leased
  Europe (17 locations)--leased                Latin America (2 locations)--leased
  Asia Pacific (14 locations)--leased          Asia Pacific (12 locations)--leased
  Latin America (6 locations)--leased
  Africa (2 locations)--leased                 MANUFACTURING FACILITIES:
                                               United States (3 locations)--1 leased
SALES OFFICES AND SHOWROOMS:                   Canada (3 locations)--2 leased
  United States (23 locations)--leased         Europe (6 locations)--leased
  Canada (5 locations)--leased                 Asia Pacific (1 location)--owned
  Europe (65 locations)--leased
  Asia Pacific (15 locations)--leased          RETAIL OUTLETS:
  Latin America (9 locations)--leased          United States (131 locations)--128 leased
  Africa (2 locations)--leased                 Canada (7 locations)--leased
                                               Europe (27 locations)--leased
DISTRIBUTION FACILITIES:                       Asia Pacific (28 locations)--leased
  Greenland, New Hampshire--leased             Latin America (13 locations)--leased

ITEM 3. LEGAL PROCEEDINGS

    There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter of the 2000 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    NIKE's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 24, 2000, there were approximately 20,000 holders of record of our Class B Common Stock and 28 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

    We refer to the table entitled "Selected Quarterly Financial Data" in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange, as adjusted to reflect the 2-for-1 stock split that became effective in October of 1990, the 2-for-1 stock split that became effective in October of 1995 and the 2-for-1 stock split that became effective in October 1996. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2000 and 1999 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

                               FINANCIAL HISTORY
      (IN MILLIONS, EXCEPT PER SHARE DATA, FINANCIAL RATIOS AND NUMBER OF
                                 SHAREHOLDERS)

                         2000        1999        1998        1997        1996        1995       1994       1993       1992
                       ---------   ---------   ---------   ---------   ---------   --------   --------   --------   --------
YEAR ENDED MAY 31,
Revenues.............  $ 8,995.1   $ 8,776.9   $ 9,553.1   $ 9,186.5   $ 6,470.6   $4,760.8   $3,789.7   $3,931.0   $3,405.2
Gross margin.........    3,591.3     3,283.4     3,487.6     3,683.5     2,563.9    1,895.6    1,488.2    1,544.0    1,316.1
Gross margin %.......       39.9%       37.4%       36.5%       40.1%       39.6%      39.8%      39.3%      39.3%      38.7%
Restructuring charge,
  net................       (2.5)       45.1       129.9          --          --         --         --         --         --
Net income...........      579.1       451.4       399.6       795.8       553.2      399.7      298.8      365.0      329.2
Basic earnings per
  common share.......       2.10        1.59        1.38        2.76        1.93       1.38       1.00       1.20       1.09
Diluted earnings per
  common share.......       2.07        1.57        1.35        2.68        1.88       1.36       0.99       1.18       1.07
Average common shares
  outstanding........      275.7       283.3       288.7       288.4       286.6      289.6      298.6      302.9      301.7
Diluted average
  common
  shares
  outstanding........      279.4       288.3       295.0       297.0       293.6      294.0      301.8      308.3      306.4
Cash dividends
  declared
  per common share...       0.48        0.48        0.46        0.38        0.29       0.24       0.20       0.19       0.15
Cash flow from
  operations.........      759.9       961.0       517.5       323.1       339.7      254.9      576.5      265.3      435.8
Price range of common
  stock
  High...............     64.125      65.500      64.125      76.375      52.063     20.156     18.688     22.563     19.344
  Low................     26.563      31.750      37.750      47.875      19.531     14.063     10.781     13.750      8.781
AT MAY 31,
Cash and
  equivalents........  $   254.3   $   198.1   $   108.6   $   445.4   $   262.1   $  216.1   $  518.8   $  291.3   $  260.1
Inventories..........    1,446.0     1,170.6     1,396.6     1,338.6       931.2      629.7      470.0      593.0      471.2
Working capital......    1,456.4     1,818.0     1,828.8     1,964.0     1,259.9      938.4    1,208.4    1,165.2      964.3
Total assets.........    5,856.9     5,247.7     5,397.4     5,361.2     3,951.6    3,142.7    2,373.8    2,186.3    1,871.7
Long-term debt.......      470.3       386.1       379.4       296.0         9.6       10.6       12.4       15.0       69.5
Redeemable Preferred
  Stock..............        0.3         0.3         0.3         0.3         0.3        0.3        0.3        0.3        0.3
Shareholders'
  equity.............    3,136.0     3,334.6     3,261.6     3,155.9     2,431.4    1,964.7    1,740.9    1,642.8    1,328.5
Year-end stock
  price..............     42.875      60.938      46.000      57.500      50.188     19.719     14.750     18.125     14.500
Market
  capitalization.....   11,559.1    17,202.2    13,201.1    16,633.0    14,416.8    5,635.2    4,318.8    5,499.3    4,379.6
FINANCIAL RATIOS:
Return on equity.....       17.9%       13.7%       12.5%       28.5%       25.2%      21.6%      17.7%      24.5%      27.9%
Return on assets.....       10.4%        8.5%        7.4%       17.1%       15.6%      14.5%      13.1%      18.0%      18.4%
Inventory turns......        4.1         4.3         4.4         4.8         5.0        5.2        4.3        4.5        3.9
Current ratio at
  May 31.............        1.7         2.3         2.1         2.1         1.9        1.8        3.2        3.6        3.3
Price/Earnings ratio
  at
  May 31 (Diluted)...       20.7        38.8        34.1        21.5        26.6       14.5       14.9       15.3       13.5
GEOGRAPHIC REVENUES:
United States........  $ 5,017.4   $ 5,042.6   $ 5,460.0   $ 5,538.2   $ 3,964.7   $2,997.9   $2,432.7   $2,528.8   $2,270.9
Europe...............    2,350.9     2,255.8     2,096.1     1,789.8     1,334.3      980.4      927.3    1,085.7      919.8
Asia/Pacific.........      955.1       844.5     1,253.9     1,241.9       735.1      515.6      283.4      178.2       75.7
Americas (exclusive
  of
  United States).....      671.7       634.0       743.1       616.6       436.5      266.9      146.3      138.3      138.8
                       ---------   ---------   ---------   ---------   ---------   --------   --------   --------   --------
TOTAL REVENUES.......  $ 8,995.1   $ 8,776.9   $ 9,553.1   $ 9,186.5   $ 6,470.6   $4,760.8   $3,789.7   $3,931.0   $3,405.2
                       =========   =========   =========   =========   =========   ========   ========   ========   ========

                         1991       1990
                       --------   --------
YEAR ENDED MAY 31,
Revenues.............  $3,003.6   $2,235.2
Gross margin.........   1,153.1      851.1
Gross margin %.......      38.4%      38.1%
Restructuring charge,
  net................        --         --
Net income...........     287.0      243.0
Basic earnings per
  common share.......      0.96       0.81
Diluted earnings per
  common share.......      0.94       0.80
Average common shares
  outstanding........     300.4      299.1
Diluted average
  common
  shares
  outstanding........     304.3      302.7
Cash dividends
  declared
  per common share...      0.13       0.10
Cash flow from
  operations.........      11.1      127.1
Price range of common
  stock
  High...............    13.625     10.375
  Low................     6.500      4.750
AT MAY 31,
Cash and
  equivalents........  $  119.8   $   90.4
Inventories..........     586.6      309.5
Working capital......     662.6      561.6
Total assets.........   1,707.2    1,093.4
Long-term debt.......      30.0       25.9
Redeemable Preferred
  Stock..............       0.3        0.3
Shareholders'
  equity.............   1,029.6      781.0
Year-end stock
  price..............     9.938      9.813
Market
  capitalization.....   2,993.0    2,942.7
FINANCIAL RATIOS:
Return on equity.....      31.7%      36.3%
Return on assets.....      20.5%      25.3%
Inventory turns......       4.1        5.2
Current ratio at
  May 31.............       2.1        3.1
Price/Earnings ratio
  at
  May 31 (Diluted)...      10.5       12.2
GEOGRAPHIC REVENUES:
United States........  $2,141.5   $1,755.5
Europe...............     664.7      334.3
Asia/Pacific.........      56.2       29.3
Americas (exclusive
  of
  United States).....     141.2      116.1
                       --------   --------
TOTAL REVENUES.......  $3,003.6   $2,235.2
                       ========   ========

    All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996, October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 2000, there were approximately 153,000 shareholders of Class A and Class B common stock.

                              FINANCIAL HIGHLIGHTS
           (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999      % CHG
                                                              --------   --------   --------
Revenues....................................................  $8,995.1   $8,776.9       2.5%
Grosss margin...............................................   3,591.3    3,283.4       9.4%
Gross margin %..............................................      39.9%      37.4%
Restructuring charge........................................      (2.5)      45.1
Net income..................................................     579.1      451.4      28.3%
Basic earnings per common share.............................      2.10       1.59      32.1%
Diluted earnings per common share...........................      2.07       1.57      31.8%
Return on equity............................................      17.9%      13.7%
Stock price at May 31.......................................    42.875     60.938     (29.6)%

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)

                                        1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
                                    -------------------   -------------------   -------------------   -------------------
                                      2000       1999       2000       1999       2000       1999       2000       1999
                                    --------   --------   --------   --------   --------   --------   --------   --------
Revenues..........................  $2,501.1   $2,504.8   $2,059.7   $1,913.0   $2,161.6   $2,176.8   $2,272.7   $2,182.3
Gross margin......................     966.4      942.2      821.7      683.4      875.2      811.9      928.0      845.9
Gross margin %....................      38.6%      37.6%      39.9%      35.7%      40.5%      37.3%      40.8%      38.8%
Restructuring charge..............        --         --       (0.3)      20.9       (0.4)       0.8       (1.8)      23.4
Net income........................     200.2      163.8      107.5       68.9      145.3      124.2      126.1       94.5
Basic earnings per
  common share....................      0.71       0.57       0.39       0.24       0.53       0.44       0.47       0.33
Diluted earnings per
  common share....................      0.70       0.56       0.38       0.24       0.52       0.44       0.46       0.33
Average common
  shares
  outstanding.....................     281.1      286.7      277.3      283.0      276.1      281.3      270.2      282.1
Diluted average
  common shares
  outstanding.....................     285.5      292.0      281.2      287.7      276.9      286.1      273.9      287.3
Cash dividends
  declared per
  common share....................      0.12       0.12       0.12       0.12       0.12       0.12       0.12       0.12
Price range of common
  stock
  High............................    64.125     52.250     58.750     46.000     52.813     54.063     46.563     65.500
  Low.............................    46.750     34.688     44.250     31.750     26.563     35.938     26.750     50.750

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

    - Net income increased in fiscal year 2000 to $579.1 million from $451.4 million in the prior year.

    - Fiscal year 2000 diluted earnings per share increased by 32%, from $1.57 to $2.07.

    - Fiscal year 2000 revenues increased 2.5% to $9.0 billion, compared to $8.8 billion in fiscal year 1999.

    - Gross margins improved as percentage of revenues to 39.9% from 37.4% in fiscal year 1999.

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

    Net income increased by $127.7 million, or 28.3% over the prior year. Excluding the impact of a restructuring charge in fiscal 1999, net income advanced $100.4 million, or 21.0%. The increase was primarily due to an improved gross margin and lower effective tax rate. The increase in net income was partially offset by higher selling and administrative expenses, which in large part reflected significant investments in new supply chain systems, internet initiatives and new retail stores, discussed further below. Diluted earnings per share increased 31.8%, more rapidly than net income, as a result of share repurchases during the year. Excluding the impact of the fiscal 1999 restructuring charge, diluted earnings per share increased 24.7%.

    Total NIKE revenues increased by 2.5% in fiscal 2000. Revenues in the United States region were flat as compared to last year while revenues in our international regions increased 6.9%. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 11.9%, and consolidated revenues would have advanced 4.5%. Revenue growth in the United States was slowed by a contraction of athletic sportswear retail space, which we expect to continue to affect our revenue growth during the first part of fiscal 2001. U.S. footwear revenues rose 3.3%, reflecting slightly higher volumes on average prices that were relatively equal to last year. Apparel revenues, however, decreased by 10.7% as demand for in-line products fell, and cleaner inventories in fiscal 2000 resulted in fewer closeout sales than in fiscal 1999, as discussed further below.

    In fiscal 2000, revenues from our international regions represented 42.9% of total company revenues and grew significantly during the year. For the sixth straight year, revenues in our European region increased. Fiscal 2000 revenues in Europe increased over fiscal 1999 by 4.2% to $2,350.9 million, a 14.9% increase in constant dollars. Fiscal 2001 European revenues may be negatively affected by a weaker euro currency compared to the U.S. dollar. In our Asia Pacific region, revenues grew 13.1%, a 4.7% increase in constant dollars. The Americas region, which includes Canada, Central and South America, and Africa, grew revenues 8.5%, 10.6% in constant dollars.

    The breakdown of revenues follows:

MAY 31,                                            2000          1999      % CHG          1998      % CHG
-------                                          --------      --------   --------      --------   --------
                                                                         (IN MILLIONS)
USA Region
  Footwear.....................................  $3,351.2      $3,244.6      3.3 %      $3,498.7     (7.3)%
  Apparel......................................   1,154.4       1,293.4    (10.7)%       1,450.2    (10.8)%
  Equipment and other..........................     226.5         212.7      6.5 %         224.2     (5.1)%
                                                 --------      --------    -----        --------    -----
    Total USA..................................   4,732.1       4,750.7     (0.4)%       5,173.1     (8.2)%
                                                 --------      --------    -----        --------    -----
Europe Region
  Footwear.....................................   1,268.6       1,182.7      7.3 %       1,266.6     (6.6)%
  Apparel......................................   1,021.0       1,005.1      1.6 %         795.9     26.3 %
  Equipment and other..........................      61.3          68.0     (9.9)%          33.6    102.4 %
                                                 --------      --------    -----        --------    -----
    Total Europe...............................   2,350.9       2,255.8      4.2 %       2,096.1      7.6 %
                                                 --------      --------    -----        --------    -----
Asia Pacific Region
  Footwear.....................................     557.0         455.3     22.3 %         790.7    (42.4)%
  Apparel......................................     371.2         366.0      1.4 %         453.4    (19.3)%
  Equipment and other..........................      26.9          23.2     15.9 %           9.8    136.7 %
                                                 --------      --------    -----        --------    -----
    Total Asia Pacific.........................     955.1         844.5     13.1 %       1,253.9    (32.6)%
                                                 --------      --------    -----        --------    -----
Americas Region
  Footwear.....................................     384.7         335.8     14.6 %         403.0    (16.7)%
  Apparel......................................     152.0         158.4     (4.0)%         186.2    (14.9)%
  Equipment and other..........................      13.5          12.9      4.7 %           9.8     31.6 %
                                                 --------      --------    -----        --------    -----
    Total Americas.............................     550.2         507.1      8.5 %         599.0    (15.3)%
                                                 --------      --------    -----        --------    -----
Total NIKE brand...............................   8,588.3       8,358.1      2.8 %       9,122.1     (8.4)%
                                                 --------      --------    -----        --------    -----
Other brands...................................     406.8         418.8     (2.9)%         431.0     (2.8)%
                                                 --------      --------    -----        --------    -----
Total Revenues.................................  $8,995.1      $8,776.9      2.5 %      $9,553.1     (8.1)%
                                                 ========      ========    =====        ========    =====

    Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November 2000 were 3% higher than such orders booked in the comparable period of fiscal 1999. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/ futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues.

    In fiscal 2000, our gross margin percentage improved 250 basis points, from 37.4% to 39.9%. The key factors in the improvement of margins were as follows:

    1) Increased margins on in-line products, particularly in apparel and equipment.

    2) Reduced levels of lower margin closeout sales, reflecting lower inventories of closeout, out-of-season product.

    3) Higher margins on closeout sales, driven by the expansion of our network of outlet stores.

    We will continue to focus on managing the level of closeout inventories and decreasing product and distribution costs through sourcing and supply chain efficiencies in an effort to sustain the improvement in our gross margin percentage. However, since our products sold in the European region are purchased primarily with U.S. dollars, we expect that our fiscal 2001 gross margin percentage may be negatively affected by the weakening of the euro against the U.S. dollar, relative to fiscal 2000.

    Selling and administrative expenses increased 7.4% in fiscal 2000 to $2,606.4 million. Investments in initiatives designed to create future revenues and profits drove much of the increase:

    1) We opened 27 new retail outlets during fiscal 2000. As previously mentioned, these outlets allow us to achieve improved pricing margins on closeout sales.

    2) We invested in developing business-to-consumer and business-to-business e-commerce, both in an effort to generate future revenue growth as well as to enhance company productivity.

    3) We continued to invest in operational systems and processes. The most significant project in this area is our supply chain initiative, which is intended to improve cash flow by reducing inventories, to increase our responsiveness to market conditions and to lower closeouts and distribution costs. We are also implementing new warehouse management and product development systems.

    4) We converted several markets from independent distributorships to direct NIKE ownership. These markets included Brazil, the Philippines, Slovenia, Croatia and Hungary.

    Higher bad debt expense as compared to last year, due to the bankruptcy filing of one of our U.S. customers, also affected selling and administrative expenses in fiscal 2000.

    Interest expense increased by 2.0% during the year to $45.0 million. This increase reflected incremental interest costs due to significantly higher average debt balances than in fiscal 1999. (Much of this increase was offset by the effect of lower interest rates outside of the U.S. and the effect of our restructured operating agreement with our trading partner, Nissho Iwai American Corporation (NIAC), which reduced the interest rate on product purchases financed by NIAC.) See further discussion of debt balances under Liquidity and Capital Resources below.

    Other income/expense was a net expense of $23.2 million in fiscal 2000 as compared to a net expense of $21.5 million in fiscal 1999. In both years, this amount consisted primarily of interest income, profit sharing expense, goodwill amortization, foreign exchange conversion gains and losses and asset disposal gains and losses. Last year, other income/expense also included a $15.0 million credit related to the change in accounting for substantially all inventories in the U.S. from the last-in, first-out (LIFO) method to the first-in, first-out
(FIFO) method. The change was not sufficiently material to require presentation of the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20.

    Our full year effective tax rate was 37.0%, significantly lower than the prior year rate of 39.5%. This decrease was primarily due to reduced state taxes and the utilization of tax loss carryforwards in certain foreign operations that have recently turned profitable, where our effective tax rate is lower than in the United States.

FISCAL 1999 COMPARED TO FISCAL 1998

    Despite an overall revenue decline, net income increased 13% in 1999 over 1998. An improved gross margin percentage (due to a lower level of closeout sales) and reduced selling and administrative expenses (due to operating cost reduction initiatives), along with a lower net restructuring charge in fiscal 1999 compared to the prior year, primarily drove this increase. Excluding both the 1999 and 1998 restructuring charges, our net income was relatively flat year on year.

    Total NIKE brand revenues decreased 8% compared to fiscal 1998. This decrease was the first annual decrease in five years. Had this decrease been measured in dollars constant with that of the prior year, the net decrease would not have been materially different. The U.S., which represents our largest market segment, experienced the largest dollar reduction, decreasing
$422.4 million, or 8%. Non-U.S. NIKE brand revenues decreased $341.6 million, or 9%, an 8% decrease had the dollar remained constant with that of the prior year. Revenues in Europe increased 8% (6% in constant dollars), driven by a 26% increase in Apparel. Apparel sales in Europe surpassed the $1 billion mark for the first time. Asia Pacific declined

33% in total revenues (29% in constant dollars), due to the continued weak market conditions in that region. The Americas region, including the start up operations of the Africa region, decreased 15%, a 10% decline in constant dollars. The decrease in Other Brands was predominately due to reduced sales of in-line skating and roller hockey categories at Bauer NIKE Hockey.

    Gross margins increased to 37.4% of revenues in fiscal 1999, up 90 basis points from the previous year. The increase over the prior year can be attributed to reduced levels of closeout product sales, which reflects our 1999 initiative to reduce the level of closeout inventories on hand. While sales of in-line product decreased 7%, our closeout sales decreased by 14%. As a result, despite the decline in our in-line business in fiscal 1999, in-line sales increased to 92.2% of our overall business, an increase of 60 basis points over the prior year. In addition, we sold a much greater percentage of our closeout product through our own factory outlets, which resulted in improved gross margins on close-out sales and lower reserves against our overall inventory. Aggressive selling of U.S. apparel closeout inventories, and the effects of the foreign exchange rates on non-U.S. sales, predominately in Europe, negatively affected gross margins.

    Selling and administrative expenses decreased nearly $200 million compared to fiscal year 1998, and totaled 27.6% of revenues, up slightly from 27.5% in the prior year. Key drivers of this reduction were the actions taken in fiscal year 1998 to reduce our overall cost structure, which resulted in a restructuring charge in quarter four of fiscal year 1998. Although total NIKE brand salaries and wages increased 2% over the prior year, wholesale business salaries and wages decreased 7%, driven by the headcount reductions which occurred as part of the restructuring activities. Offsetting this were increases in salaries and wages of retail operations, given the addition of 44 NIKE factory stores and 5 NIKETOWNs over 1999 and 1998. Other significant reductions to selling and administrative expenses were advertising costs, which were down 19%, and sports marketing expenses, which were down 4%.

    The reduction in interest expense of $15.9 million (or 26.5%) compared to 1998 was due primarily to lower levels of short term borrowings given decreased working capital throughout the year.

    Other income/expense was a net expense of $21.5 million in fiscal 1999. Included in this amount is a credit of $15.0 million related to the change in accounting for substantially all inventories in the U.S. from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was effected in the fourth quarter of fiscal 1999 and was not sufficiently material to require presentation of the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20. Exclusive of this credit, other income/expense was a net expense of $36.5 million, an increase over the prior year of $20.9 million. The increase was primarily attributable to the losses incurred on the disposal of assets of $14.3 million, most significantly related to production and planning software development costs that were abandoned. The remainder of other income/expense stayed relatively consistent with 1998 amounts.

FISCAL 1999 RESTRUCTURING CHARGE

    During fiscal 1999, we incurred a $60.1 million restructuring charge as a result of certain actions taken to better align our cost structure with expected revenue growth rates. As a result of the plans detailed below, we were able to remove approximately $36 million from our cost structure.

    The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Two major areas that were affected by the reduction in force include our information technology functions, primarily in the U.S., as we shifted to an outsource agreement for certain areas, and European customer service and accounting, where we are in the process of consolidating functions from individual countries to our European headquarters. Outside of these two areas, employees were terminated from various other areas around the Company, including our Asia Pacific region. The original number of employees to be terminated was 1,291. As of May 31, 2000, 56 employees have found positions elsewhere in the Company and 1,143 have left the Company, leaving 92 still to be terminated.

    The second major component of the 1999 charge was a write-off of certain equipment, hardware and software development costs at one of our U.S. distribution centers due to a change in strategy around how we flow product for a specific type of business.

    Due to the change in the number of employees that will be terminated, $1.4 million of the reserve has been reversed during the current fiscal year. The remaining accrual balance will be relieved throughout fiscal 2001 as leases expire and severance payments are completed.

    Detail of the 1999 restructuring charge is as follows:

                                                      FY99                    RESERVE                 RESERVE
                                                  RESTRUCTURING     FY99      BALANCE       FY00      BALANCE
DESCRIPTION                       CASH/NON-CASH      CHARGE       ACTIVITY   AT 5/31/99   ACTIVITY   AT 5/31/00
-----------                       -------------   -------------   --------   ----------   --------   ----------
                                                              (IN MILLIONS)
Elimination of Job
  Responsibilities..............                     $(39.9)       $ 21.9      $(18.0)     $14.5        $(3.5)
  Severance packages............  cash                (28.0)         11.7       (16.3)      12.9         (3.4)
  Lease cancellations &
    commitments.................  cash                 (2.4)          1.6        (0.8)       0.7         (0.1)
  Write-down of assets..........  non-cash             (7.8)          7.8          --         --           --
  Other.........................  cash/non-cash        (1.7)          0.8        (0.9)       0.9           --
---------------------------------------------------------------------------------------------------------------
Change in warehouse distribution
  strategy......................                     $(20.2)       $ 20.2          --         --           --
  Write-down of assets..........  non-cash            (20.2)         20.2          --         --           --
---------------------------------------------------------------------------------------------------------------
Effect of foreign currency
  translation...................                         --        $  0.1      $  0.1      $(0.1)          --
---------------------------------------------------------------------------------------------------------------
Total...........................                     $(60.1)       $ 42.2      $(17.9)     $14.4        $(3.5)
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

FISCAL 1998 RESTRUCTURING CHARGE

    During the fourth quarter of fiscal 1998, we recorded a restructuring charge of $129.9 million as a result of certain of our actions to better align our overall cost structure and organization with planned revenue levels. As a result of the specific plans described below, we were able to remove approximately
$100 million from our cost structure. These savings were predominantly due to reduced wage-related costs, reduced carrying cost of property, plant and equipment, reduced rent charges (associated with office and expatriate housing) and other miscellaneous savings.

    No increases to the 1998 restructuring charge have been made. A total of $15 million was reversed in fiscal 1999. During fiscal 2000 continuing cash payments were made against the reserve liability. In addition, $1.1 million of the reserve was reversed due to changes in outstanding lease commitments. The remaining accrual will be relieved in early fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.

    The restructuring activities (shown below in tabular format) primarily related to the following:

    THE ELIMINATION OF JOB RESPONSIBILITIES COMPANY-WIDE. Employees were terminated from all regions and almost all areas of NIKE, including marketing, sales and administrative areas. Related charges include severance packages, both cash payments made directly to terminated employees as well as outplacement services, lease cancellations and commitments, for both excess office space and expatriate employee housing, and the write-down of assets no longer in use. Such assets, which include office equipment and expatriate employee housing and furniture have been sold or abandoned as of May 31, 2000. A total of 1,039 employees were terminated as part of the plan, of which 1,034 have been paid and have left NIKE as of May 31, 2000. The remaining five will receive their severance packages and leave during fiscal 2001.

    DOWNSIZING OF THE ASIA PACIFIC HEADQUARTERS IN HONG KONG. We made the decision to reduce the size of the Asia Pacific headquarters' operations and to relocate the regional headquarter responsibilities to our worldwide headquarters in the United States. Included in the restructuring charge are costs associated with the termination of employees, lease cancellations and commitments and the write-down of assets no longer in use. Such assets have been sold or abandoned as of May 31, 2000. A total of 118 employees were terminated as part of the plan. All of them have left and been paid their severance as of May 31, 2000.

    DOWNSIZING OF THE JAPAN DISTRIBUTION CENTER. We are in the process of constructing a new distribution center in Japan. Due to the economic downturn in the Asia Pacific region and the impact on our business in Japan, the forecasted volume of inventories and product flow decreased significantly from the original plans. Because of this, we redesigned the distribution center to efficiently accommodate new forecasted volumes of inventories and product flow. The costs included in the restructuring charge related to those costs incurred on the construction of the center that will have no use under the redesigned facility.

    CANCELLATION OF ENDORSEMENT CONTRACTS. As a result of the downturn in our business, we have refocused our marketing along core product categories. We went through a process of reviewing all endorsement contracts in non-core product categories and the charge included the final settlements for those contracts where termination agreements with endorsees were reached, releasing the endorsees from all contractual obligations. The final outstanding payment is expected to be made in fiscal 2001.

    EXITING CERTAIN MANUFACTURING OPERATIONS AT BAUER NIKE HOCKEY
SUBSIDIARY. The charge related to the decision to exit certain manufacturing operations at Bauer NIKE Hockey and consisted of machinery and equipment that has been sold or abandoned as of May 31, 2000, as well as the disposal of two operating plants. The two operating plants have been disposed of as of May 31, 2000. As a result of the reduced level of manufacturing operations, 51 employees were terminated, all of which have left as of May 31, 2000.

    Detail of the 1998 restructuring charge is as follows:

                                                     FY98                    RESERVE                 RESERVE
                                                 RESTRUCTURING     FY99      BALANCE       FY00      BALANCE
DESCRIPTION                      CASH/NON-CASH      CHARGE       ACTIVITY   AT 5/31/99   ACTIVITY   AT 5/31/00
-----------                      -------------   -------------   --------   ----------   --------   ----------
                                                                  (IN MILLIONS)
Elimination of Job
  Responsibilities.............                     $ (49.8)      $ 46.5       $(3.3)     $ 2.7        $(0.6)
    Severance packages.........  cash                 (29.1)        28.2        (0.9)       0.6         (0.3)
    Lease cancellations &
      commitments..............  cash                 (10.8)         8.4        (2.4)       2.1         (0.3)
    Write-down of assets.......  non-cash              (9.6)         9.6          --         --           --
    Other......................  cash                  (0.3)         0.3          --         --           --
--------------------------------------------------------------------------------------------------------------
Downsizing the Asia Pacific
  Headquarters In Hong Kong....                     $ (13.1)      $ 13.0       $(0.1)     $ 0.1           --
    Severance packages.........  cash                  (4.6)         4.6          --         --           --
    Lease cancellations &
      commitments..............  cash                  (5.5)         5.4        (0.1)       0.1           --
    Write-down of assets.......  non-cash              (3.0)         3.0          --         --           --
--------------------------------------------------------------------------------------------------------------
Downsizing the Japan
  Distribution Center..........                     $ (31.6)      $ 30.5       $(1.1)     $ 1.1           --
    Write-off of assets........  non-cash             (12.5)        12.5          --         --           --
    Software development
      costs....................  cash/non-cash        (19.1)        18.0        (1.1)       1.1           --
--------------------------------------------------------------------------------------------------------------
Cancellation of Endorsement
  Contracts....................  cash               $  (5.6)      $  5.3       $(0.3)     $ 0.1        $(0.2)
--------------------------------------------------------------------------------------------------------------
Exiting Certain Manufacturing
  Operations at Bauer NIKE
  Hockey                                            $ (22.7)      $ 21.7       $(1.0)     $ 1.0           --
    Write-down of assets.......  non-cash             (14.7)        14.7          --         --           --
    Divestiture of
      manufacturing
      facilities...............  non-cash              (5.2)         5.2          --         --           --
    Lease cancellations &
      commitments..............  cash                  (1.6)         0.9        (0.7)       0.7           --
    Severance packages.........  cash                  (1.2)         0.9        (0.3)       0.3           --
--------------------------------------------------------------------------------------------------------------
Other..........................                     $  (7.1)      $  6.4       $(0.7)     $ 0.7           --
    Cash.......................  cash                  (0.6)         0.6          --         --           --
    Non-cash...................  non-cash              (6.5)         5.8        (0.7)       0.7           --
--------------------------------------------------------------------------------------------------------------
Effect of foreign currency
  translation..................                          --       $  0.2       $ 0.2      $(0.2)          --
--------------------------------------------------------------------------------------------------------------
Total..........................                     $(129.9)      $123.6       $(6.3)     $ 5.5        $(0.8)
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

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

    We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at a retail level. Over the past year, we have been actively working to assess and, where necessary, adjust our pricing practices to operate effectively in this new environment. Also, currency exchange and hedging costs will likely be reduced due to the introduction of the euro.

    The costs of adapting our systems and practices to the implementation of the euro are generally related to modification of existing systems, and are estimated to be approximately $8 million. These costs are being expensed as incurred. NIKE believes that the conversion to the euro will not have a material impact on our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARD

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the Financial Accounting Standards Board delayed the required implementation date by one year, making it effective for us on June 1, 2001. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133" (FAS 138). FAS 133, as amended, will require us to recognize all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives will be recorded in current earnings or other comprehensive income, depending on the intended use of the derivative and any resulting designation. The ineffective portion of all hedges will be recognized in current-period earnings. Management is in the process of determining the impact that the adoption of FAS 133 will have on NIKE's results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operations was $759.9 million in fiscal 2000, a decrease of $201.1 million from fiscal 1999, despite increased net income of $127.7 million. The decrease in operating cash flow relative between years was driven by two main factors:

    1) The current fiscal year began with lower, cleaner levels of inventories than the prior year, as a result of our efforts in fiscal 1999 to reduce our level of closeout inventories. This liquidation of closeout inventories generated operating cash flow in fiscal 1999 and did not recur in fiscal 2000.

    2) Our level of operating activity has increased during fiscal 2000 as revenues grew as compared to last year. In contrast, our business experienced a slow-down in fiscal 1999. While last year's slow-down created operating cash flow from decreasing working capital, this year's acceleration of business has required us to use cash flow in order to build working capital to support increased operating activity.

    We restructured our operating arrangement with NIAC in the first quarter of this year. The restructured agreement enables us, among other things, to take over financing of inventory purchases previously performed by NIAC. This results in the recording of U.S. inventory and a corresponding payable on our balance sheet 15 to 25 days earlier than in the past. Although the net working capital impact of this new arrangement is minimal, as of May 31, 2000, approximately $114 million of inventory was in-transit to the U.S. and on our balance sheet, compared to zero at May 31, 1999. In addition, as a result of the restructuring, we are now responsible for issuing letters of credit for the purchases of inventories. At May 31, 2000, letters of credit of $678.2 million were outstanding for the purchase of inventories.

    Total cash flows used by investing activities during fiscal 2000 were $440.0 million. The primary driver of this use was the purchase of property, plant and equipment throughout the year. The largest purchase was our distribution center in Japan, which we acquired with approximately $100 million in cash and the assumption of $109 million in long-term bank loans from the seller, NIAC. Other significant expenditures were related to the continued expansion of our world headquarters and additions to computer equipment and software, primarily driven by our supply chain initiative. During fiscal 2001, we will continue to incur expenditures related to these projects as well as to the opening and remodeling of retail stores, although we currently expect total capital expenditures to be less than the total for fiscal 2000.

    Net cash flows used by financing activities in fiscal year 2000 were $252.1 million, down from $444.1 million in the prior year. The largest uses of cash were $646.3 million for share repurchases and $133.1 million in dividends paid to shareholders. These uses were offset by an increase in notes payable of $505.1 million. The increase in notes payable was incurred primarily to fund capital expenditures, the financing of inventory purchases previously financed by NIAC, and share repurchases.

    The share repurchases were part of a $1 billion share repurchase program approved by our Board of Directors in December 1997. As of May 31, 2000, we had completed this $1 billion program. Our Board of Directors has approved a second, four-year, $1 billion share repurchase program beginning in fiscal 2001. We expect to fund the current program largely from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

    Long-term debt levels increased during fiscal 2000 due to the assumption of long-term bank loans related to the purchase of the Japanese distribution facility discussed above. In fiscal year 1997, we filed a shelf registration with the Securities and Exchange Commission (SEC) for the sale of up to $500 million of debt securities. Under this program, we issued $300 million in notes, $200 million in fiscal 1997, maturing December 1, 2003, and two
$50 million notes in fiscal year 1998, one maturing in three years and the other maturing in five years. The proceeds were swapped into Dutch guilders to obtain medium-term fixed rate financing to support the growth of our European operations. One of the $50 million notes became payable on June 16, 2000 and was repaid. In February 1999, we filed a shelf registration with the SEC for the sale of up to $500 million in debt securities, of which $200 million had been previously registered but not issued under the fiscal year 1997 registration discussed above. We have not issued any new debt under this registration; thus, $500 million remains available to be issued. Liquidity is also provided by our commercial paper program, under which there was $691.9 million and $179.3 million outstanding at May 31, 2000 and May 31, 1999, respectively. We also maintain significant short and long-term lines of credit with banks.

    Management currently believes that cash generated by operations, together with access to external sources of funds, will be sufficient to meet our operating and capital needs.

    Dividends per share of common stock for fiscal 2000 were $0.48, the same as in fiscal 1999. We have paid a dividend for every quarter since February 1984. Consistent with our practice in prior years, we will review our dividend policy at the meeting of our Board of Directors in November; however, based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of business and consistent with established policies and procedures, we employ a variety of financial instruments to manage exposure to fluctuations in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to finance our business and manage such exposures; we do not enter into these transactions for speculative purposes.

    We are exposed to foreign currency fluctuation as a result of our international sales, production and funding activities. Our foreign currency risk management objective is to protect cash flows from the adverse impact of exchange rate movements. We use forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, including third party or intercompany transactions, and use purchased currency options to hedge certain anticipated but not yet firmly committed transactions. When we begin hedging exposures depends on the nature of the exposure and market conditions. We expect all firmly committed and anticipated transactions that are hedged to be recognized within 18 months. In addition, we use cross-currency swaps to hedge foreign currency denominated payments under intercompany loan agreements. Hedged transactions are principally denominated in European currencies, Japanese yen, Australian dollars and Canadian dollars.

    Our financial performance is also exposed to movements in short and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of medium and long-term fixed rate debt, commercial paper, bank loans and trade financing from NIAC.

MARKET RISK MEASUREMENT

    We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, foreign currency option contracts, cross-currency swaps, fixed interest rate U.S. dollar denominated debt and fixed interest rate Japanese yen denominated debt.

    In fiscal 2000 we changed our VaR modeling technique from a variance/co-variance technique to the "Monte Carlo" technique. This change occurred because we consider the Monte Carlo technique to be a more accurate and comprehensive method of calculating VaR. In fiscal year 2000 we also excluded the measurement of foreign exchange risk and interest rate risk for our cross-currency swaps and Japanese yen denominated debt from the VaR calculation. This change occurred because we consider a tabular presentation to provide the relevant and meaningful details of the foreign exchange risk and interest rate risk associated with these instruments. We have provided comparable VaR information for the preceding fiscal year with regard to both of these changes.

    We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on the Monte Carlo simulation technique. This technique values our foreign currency instruments against a thousand randomly generated market paths and uses a complex model to simulate financial variables and related option prices in a manner similar to that used in options pricing theory. We have excluded anticipated transactions, firm commitments, cash balances and accounts receivable and payable denominated in foreign currencies from the VaR calculation, which certain of these instruments are intended to hedge.

    The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur, nor does it consider the potential effect of favorable changes in market rates. It also does not represent the full extent of the possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

    The estimated maximum one-day loss in fair value on NIKE's foreign currency sensitive financial instruments, derived using the VaR model, was $9.5 million and $9.3 million at May 31, 2000 and May 31,

1999, respectively. We believe that this amount is immaterial and that such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged.

    Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include our fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt and cross-currency swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We have excluded the cross-currency swaps from the foreign exchange risk category because these instruments eliminate all foreign currency exposure in the cash flows of a Dutch guilder denominated inter-company loan. We have included these cross-currency swaps in the interest rate risk category. For the cross-currency swaps the table presents both the Dutch guilder swap payable and U.S. dollar swap receivable and the respective pay and receive interest rates. All information is presented in U.S. dollar equivalents, in millions, except interest rates.

                                                                    EXPECTED MATURITY DATE
                                                                       YEAR ENDED MAY 31
                                   -----------------------------------------------------------------------------------------
                                     2001       2002       2003       2004       2005     THEREAFTER    TOTAL     FAIR VALUE
                                   --------   --------   --------   --------   --------   ----------   --------   ----------
FOREIGN EXCHANGE RISK
Japanese Yen Functional Currency
  Long-term Japanese yen
    debt--Fixed rate
  Principal payments.............      --        --          --         --         --       $219.8      $219.8      $220.4
  Average interest rate..........     3.3%      3.3%        3.3%       3.3%       3.3%         3.3%        3.3%
INTEREST RATE RISK
Japanese Yen Functional Currency
  Long-term Japanese yen
    debt--Fixed rate
  Principal payments.............      --        --          --         --         --        219.8       219.8       220.4
Average interest rate............     3.3%      3.3%        3.3%       3.3%       3.3%         3.3%        3.3%
U.S. Dollar Functional Currency
  Long-term U.S. dollar
    debt--Fixed rate
  Principal payments.............    50.0        --        50.0      199.6         --           --       299.6       288.4
  Average interest rate..........     6.4%      6.4%        6.4%       6.4%        --           --         6.4%
Cross-currency swaps--
  Fixed Dutch guilder for
    fixed U.S. dollar
  Dutch guilder swap
    payable......................    40.9        --        40.9      145.8         --           --       227.6       226.6
  U.S. dollar swap
    receivable...................    50.0        --        50.0      200.0         --           --       300.0       288.8
  Average pay rate (Dutch
    guilder).....................     5.5%      5.5%        5.6%       5.6%        --           --         5.5%
  Average receive rate
    (U.S. dollars)...............     6.5%      6.5%        6.5%       6.5%        --           --         6.5%

    The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by two of NIKE's Japanese subsidiaries. Accordingly, the monthly remeasurement of these instruments due to changes in foreign exchange rates is recognized in Accumulated Other Comprehensive Income upon the consolidation of these subsidiaries.

    There was not a significant change in debt or cross-currency swap market risks during fiscal 2000 other than the addition of new fixed rate Japanese yen denominated debt. The weighted average interest rate on this 13,000 million yen debt is 2.2%. The U.S. dollar fair value of the fixed rate Japanese yen denominated debt that was outstanding at May 31, 1999 was $84.9 million versus a carrying value of $84.6 million at that date. The U.S. dollar fair values of the fixed rate U.S. dollar denominated debt, the Dutch guilder swap payable and the U.S. dollar swap receivable as of May 31, 1999 were $296.8 million, $268.3 million and $297.3 million, respectively, versus carrying values of $299.5 million, $255.7 million and $300 million, respectively, at that date.

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

    The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect NIKE's business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on NIKE's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of NIKE, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) on page 50 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(A)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
June 29, 2000

                                   NIKE, INC.

                        CONSOLIDATED STATEMENT OF INCOME

                                                                       YEAR ENDED MAY 31,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $8,995.1     $8,776.9     $9,553.1
Costs and expenses:
  Cost of sales.............................................    5,403.8      5,493.5      6,065.5
  Selling and administrative................................    2,606.4      2,426.6      2,623.8
  Interest expense (Notes 4 and 5)..........................       45.0         44.1         60.0
  Other income/expense, net (Notes 1, 10 and 11)............       23.2         21.5         20.9
  Restructuring charge, net (Note 13).......................       (2.5)        45.1        129.9
                                                               --------     --------     --------
                                                                8,075.9      8,030.8      8,900.1
                                                               --------     --------     --------
Income before income taxes..................................      919.2        746.1        653.0
Income taxes (Note 6).......................................      340.1        294.7        253.4
                                                               --------     --------     --------
Net income..................................................   $  579.1     $  451.4     $  399.6
                                                               ========     ========     ========
Basic earnings per common share (Notes 1 and 9).............   $   2.10     $   1.59     $   1.38
                                                               ========     ========     ========
Diluted earnings per common share (Notes 1 and 9)...........   $   2.07     $   1.57     $   1.35
                                                               ========     ========     ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
                           ASSETS
Current Assets:
  Cash and equivalents......................................  $  254.3   $  198.1
  Accounts receivable, less allowance for doubtful accounts
    of $65.4 and $73.2......................................   1,567.2    1,540.1
  Inventories (Note 2)......................................   1,446.0    1,170.6
  Deferred income taxes (Notes 1 and 6).....................     111.5      120.6
  Income taxes receivable...................................       2.2       15.9
  Prepaid expenses (Note 1).................................     215.2      219.6
                                                              --------   --------
    Total current assets....................................   3,596.4    3,264.9
                                                              --------   --------
Property, plant and equipment, net (Note 3).................   1,583.4    1,265.8
Identifiable intangible assets and goodwill (Note 1)........     410.9      426.6
Deferred income taxes and other assets (Notes 1 and 6)......     266.2      290.4
                                                              --------   --------
    Total assets............................................  $5,856.9   $5,247.7
                                                              ========   ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 5)................  $   50.1   $    1.0
  Notes payable (Note 4)....................................     924.2      419.1
  Accounts payable (Note 4).................................     543.8      473.6
  Accrued liabilities.......................................     621.9      553.2
                                                              --------   --------
    Total current liabilities...............................   2,140.0    1,446.9
                                                              --------   --------
Long-term debt (Notes 5 and 14).............................     470.3      386.1
Deferred income taxes and other liabilities (Notes 1 and
  6)........................................................     110.3       79.8
Commitments and contingencies (Notes 12 and 15).............        --         --
Redeemable Preferred Stock (Note 7).........................       0.3        0.3
Shareholders' Equity:
  Common Stock at stated value (Note 8):
    Class A convertible--99.2 and 100.7 shares
      outstanding...........................................       0.2        0.2
    Class B--170.4 and 181.6 shares outstanding.............       2.6        2.7
  Capital in excess of stated value.........................     369.0      334.1
  Unearned stock compensation...............................     (11.7)        --
  Accumulated other comprehensive income....................    (111.1)     (68.9)
  Retained earnings.........................................   2,887.0    3,066.5
                                                              --------   --------
    Total shareholders' equity..............................   3,136.0    3,334.6
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $5,856.9   $5,247.7
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED MAY 31
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
CASH PROVIDED (USED) BY OPERATIONS:
Net income..................................................  $ 579.1    $ 451.4    $ 399.6
Income charges (credits) not affecting cash:
  Depreciation..............................................    188.0      198.2      184.5
  Non-cash portion of restructuring charge..................       --       28.0       59.3
  Deferred income taxes.....................................     36.8       37.9     (113.9)
  Amortization and other....................................     35.6       30.6       49.0
Changes in certain working capital components:
  (Increase) decrease in inventories........................   (275.4)     226.0      (58.0)
  (Increase) decrease in accounts receivable................    (27.1)     134.3       79.7
  Decrease (increase) in other current assets and income
    taxes receivable........................................     65.6       25.0      (12.6)
  Increase (decrease) in accounts payable, accrued
    liabilities and income taxes payable....................    157.3     (170.4)     (70.1)
                                                              -------    -------    -------
      Cash provided by operations...........................    759.9      961.0      517.5
                                                              -------    -------    -------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to property, plant and equipment..................   (419.9)    (384.1)    (505.9)
Disposals of property, plant and equipment..................     25.3       27.2       16.8
Increase in other assets....................................    (51.3)     (60.8)     (87.4)
Increase (decrease) in other liabilities....................      5.9        1.2      (18.5)
                                                              -------    -------    -------
      Cash used by investing activities.....................   (440.0)    (416.5)    (595.0)
                                                              -------    -------    -------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Additions to long-term debt.................................      0.1         --      101.5
Reductions in long-term debt including current portion......     (1.8)      (1.5)      (2.5)
Increase (decrease) in notes payable........................    505.1      (61.0)     (73.0)
Proceeds from exercise of options...........................     23.9       54.4       32.2
Repurchase of stock.........................................   (646.3)    (299.8)    (202.3)
Dividends--common and preferred.............................   (133.1)    (136.2)    (127.3)
                                                              -------    -------    -------
      Cash used by financing activities.....................   (252.1)    (444.1)    (271.4)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................    (11.6)     (10.9)      12.1
                                                              -------    -------    -------
      Net increase (decrease) in cash and equivalents.......     56.2       89.5     (336.8)
Cash and equivalents, beginning of year.....................    198.1      108.6      445.4
                                                              -------    -------    -------
Cash and equivalents, end of year...........................  $ 254.3    $ 198.1    $ 108.6
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $  45.0    $  47.1    $  52.2
  Income taxes..............................................    221.1      231.9      360.5
NON-CASH INVESTING AND FINANCING:
Assumption of long-term debt to acquire property, plant, and
  equipment.................................................  $ 108.9         --         --

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                               CAPITAL
                                                 COMMON STOCK                     IN
                                   -----------------------------------------    EXCESS      UNEARNED       ACCUMULATED
                                         CLASS A               CLASS B            OF          STOCK           OTHER
                                   -------------------   -------------------    STATED      COMPENSA-     COMPREHENSIVE
                                    SHARES     AMOUNT     SHARES     AMOUNT     VALUE         TION            INCOME
                                   --------   --------   --------   --------   --------   -------------   --------------
                                                                       (IN MILLIONS)
BALANCE AT MAY 31, 1997..........   101.7       $0.2      187.6      $ 2.7      $210.6       $   --          $ (31.3)
                                    -----       ----      -----      -----      ------       ------          -------
Stock options exercised..........                           2.1                   57.2
Conversion to Class B Common
  Stock..........................    (0.2)                  0.2
Repurchase of Class B Common
  Stock..........................                          (4.4)                  (5.3)
Dividends on Common Stock........
Comprehensive income:
  Net income.....................
  Foreign currency translation
    (net of tax benefit of
    $3.7)........................                                                                              (15.9)
                                    -----       ----      -----      -----      ------       ------          -------
Comprehensive income.............                                                                              (15.9)
                                    -----       ----      -----      -----      ------       ------          -------
BALANCE AT MAY 31, 1998..........   101.5        0.2      185.5        2.7       262.5           --            (47.2)
                                    -----       ----      -----      -----      ------       ------          -------
Stock options exercised..........                           2.7                   80.5
Conversion to Class B Common
  Stock..........................    (0.8)                  0.8
Repurchase of Class B Common
  Stock..........................                          (7.4)                  (8.9)
Dividends on Common Stock........
Comprehensive income:
  Net income.....................
  Foreign currency translation
    (net of tax benefit of
    $12.5).......................                                                                              (21.7)
                                    -----       ----      -----      -----      ------       ------          -------
Comprehensive income.............                                                                              (21.7)
                                    -----       ----      -----      -----      ------       ------          -------
BALANCE AT MAY 31, 1999..........   100.7        0.2      181.6        2.7       334.1           --            (68.9)
                                    -----       ----      -----      -----      ------       ------          -------
Stock options exercised..........                           1.3                   38.7
Conversion to Class B Common
  Stock..........................    (1.5)                  1.5
Repurchase of Class B Common
  Stock..........................                         (14.5)      (0.1)      (17.3)
Dividends on Common Stock........
Issuance of shares to
  employees......................                           0.5                   13.5        (13.5)
Amortization of unearned
  compensation...................                                                               1.8
Comprehensive income:
  Net income.....................
  Foreign currency translation
    (net of tax benefit of
    $9.3)........................                                                                              (42.2)
                                    -----       ----      -----      -----      ------       ------          -------
Comprehensive income.............                                                                              (42.2)
                                    -----       ----      -----      -----      ------       ------          -------
BALANCE AT MAY 31, 2000..........    99.2       $0.2      170.4      $ 2.6      $369.0       $(11.7)         $(111.1)
                                    =====       ====      =====      =====      ======       ======          =======


                                   RETAINED
                                   EARNINGS    TOTAL
                                   --------   --------
                                      (IN MILLIONS)
BALANCE AT MAY 31, 1997..........  $2,973.7   $3,155.9
                                   --------   --------
Stock options exercised..........                 57.2
Conversion to Class B Common
  Stock..........................
Repurchase of Class B Common
  Stock..........................   (197.0)     (202.3)
Dividends on Common Stock........   (132.9)     (132.9)
Comprehensive income:
  Net income.....................    399.6       399.6
  Foreign currency translation
    (net of tax benefit of
    $3.7)........................                (15.9)
                                   --------   --------
Comprehensive income.............    399.6       383.7
                                   --------   --------
BALANCE AT MAY 31, 1998..........  3,043.4     3,261.6
                                   --------   --------
Stock options exercised..........                 80.5
Conversion to Class B Common
  Stock..........................
Repurchase of Class B Common
  Stock..........................   (292.7)     (301.6)
Dividends on Common Stock........   (135.6)     (135.6)
Comprehensive income:
  Net income.....................    451.4       451.4
  Foreign currency translation
    (net of tax benefit of
    $12.5).......................                (21.7)
                                   --------   --------
Comprehensive income.............    451.4       429.7
                                   --------   --------
BALANCE AT MAY 31, 1999..........  3,066.5     3,334.6
                                   --------   --------
Stock options exercised..........                 38.7
Conversion to Class B Common
  Stock..........................
Repurchase of Class B Common
  Stock..........................   (627.1)     (644.5)
Dividends on Common Stock........   (131.5)     (131.5)
Issuance of shares to
  employees......................                   --
Amortization of unearned
  compensation...................                  1.8
Comprehensive income:
  Net income.....................    579.1       579.1
  Foreign currency translation
    (net of tax benefit of
    $9.3)........................                (42.2)
                                   --------   --------
Comprehensive income.............    579.1       536.9
                                   --------   --------
BALANCE AT MAY 31, 2000..........  $2,887.0   $3,136.0
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

RECOGNITION OF REVENUES:

    Revenues recognized include sales and fees earned on sales by licensees. Revenues are recognized when title passes based on the terms of the sale, which are generally upon shipment.

ADVERTISING AND PROMOTION:

    Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. Accounting for endorsement contracts, the majority of the Company's promotional expenses, is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Contracts requiring prepayments are included in prepaid expenses or other assets depending on the length of the contract. Total advertising and promotion expenses were $978.2 million, $978.6 million and $1,129.1 million for the years ended May 31, 2000, 1999 and 1998, respectively. Included in prepaid expenses and other assets was $158.7 million and $180.9 million at May 31, 2000 and 1999, respectively, relating to prepaid advertising and promotion expenses.

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

PROPERTY, PLANT AND EQUIPMENT AND DEPRECIATION:

    Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements over 2 to 30 years and principally on a declining balance basis for machinery and equipment over 2 to 8 years. Computer software is depreciated on a straight-line basis over 3 to 7 years.

IDENTIFIABLE INTANGIBLE ASSETS AND GOODWILL:

    At May 31, 2000 and 1999, the Company had patents, trademarks and other identifiable intangible assets with a value of $215.2 million and $213.0 million, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $323.5 million and $324.8 million at May 31, 2000 and 1999, respectively.

    Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $127.8 million and $111.2 million

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) at May 31, 2000 and 1999, respectively. Amortization expense, which is included in other income/expense, was $18.5 million, $19.4 million and $19.8 million for the years ended May 31, 2000, 1999 and 1998, respectively. Intangible assets are periodically reviewed by the Company for impairments to assess if the fair value is less than the carrying value.

FOREIGN CURRENCY TRANSLATION:

    Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the currency translation adjustment, a component of accumulated other comprehensive income in shareholders' equity.

DERIVATIVES:

    The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and are recognized in earnings when the transaction being hedged is recognized. Gains and losses arising from foreign currency forward and option contracts, and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Occasionally, hedges may cease to be effective and are thus terminated prior to recognition of the underlying transaction. Gains and losses on these hedges are deferred until the point in time ineffectiveness is determined and will be included in the basis of the underlying transaction. Hedges will also be terminated if the underlying transaction is no longer expected to occur. When this occurs all related deferral gains and losses are recognized in earnings immediately. Cash flows from risk management activities are classified in the same category as the cash flows from the related investment, borrowing or foreign exchange activity. See Note 15 for further discussion.

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

EARNINGS PER SHARE:

    Basic earnings per common share is calculated by dividing net income by the average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting outstanding shares, assuming conversion of all potentially dilutive stock options and awards. See Note 9 for further discussion.

                                   NIKE, INC.

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
MANAGEMENT ESTIMATES:

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

RECLASSIFICATIONS:

    Certain prior year amounts have been reclassified to conform to fiscal year 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2--INVENTORIES:

    Inventories by major classification are as follows:

                                                                 MAY 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                              (IN MILLIONS)
Finished goods...........................................  $1,416.6   $1,127.6
Work-in-progress.........................................      17.3       21.2
Raw materials............................................      12.1       21.8
                                                           --------   --------
                                                           $1,446.0   $1,170.6
                                                           ========   ========

    As stated in Note 1, the Company changed its inventory valuation method for substantially all U.S. inventories in fiscal year 1999.

NOTE 3--PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment includes the following:

                                                                 MAY 31,
                                                           -------------------
                                                             2000       1999
                                                           --------   --------
                                                              (IN MILLIONS)
Land.....................................................  $  180.6   $   99.6
Buildings................................................     503.4      374.2
Machinery and equipment..................................     981.9      923.3
Leasehold improvements...................................     279.6      273.4
Construction in process..................................     448.3      330.8
                                                           --------   --------
                                                            2,393.8    2,001.3
Less accumulated depreciation............................     810.4      735.5
                                                           --------   --------
                                                           $1,583.4   $1,265.8
                                                           ========   ========

    Capitalized interest expense incurred was $4.8 million, $6.9 million and $6.5 million for the fiscal years ended May 31, 2000, 1999 and 1998, respectively.

                                   NIKE, INC.

NOTE 4--SHORT-TERM BORROWINGS AND CREDIT LINES:

    Commercial paper outstanding, notes payable to banks and interest bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

                                                              MAY 31,
                                        ---------------------------------------------------
                                                  2000                       1999
                                        ------------------------   ------------------------
                                                        INTEREST                   INTEREST
                                         BORROWINGS       RATE      BORROWINGS       RATE
                                        -------------   --------   -------------   --------
                                        (IN MILLIONS)              (IN MILLIONS)
Notes payable and commercial paper:
  Non-U.S. operations.................     $232.3         3.72%       $239.8         3.87%
  U.S. operations.....................      691.9         6.42%        179.3         4.85%
                                        -------------              -------------
                                           $924.2                     $419.1
                                        =============              =============
NIAC:
  U.S. and Europe operations..........     $ 70.0         6.36%       $ 29.8         5.30%
  Rest of world operations............       47.3         7.15%         68.2         5.30%
                                        -------------              -------------
                                           $117.3         6.68%       $ 98.0         5.30%
                                        =============              =============

    The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing non-U.S. operations. Certain of these loans are secured by accounts receivable and inventory. U.S. operations were funded principally with commercial paper.

    Ratings for the Company to issue commercial paper, which is required to be supported by committed and uncommitted lines of credit, are A1 by Standard and Poor's Corporation and P1 by Moody's Investor Service (unaudited). At May 31, 2000 there was $691.9 million outstanding and at May 31, 1999 there was $179.3 million outstanding under these arrangements, net of discounting.

    The Company purchases through NIAC certain athletic footwear and apparel it acquires from non-U.S. suppliers. Accounts payable to NIAC are generally due up to 60 days after shipment of goods from the foreign port. For NIKE's U.S. and Europe operations the interest on such accounts payable accrues at the 30 day London Interbank Offered Rate (LIBOR) as of the beginning of the month of the invoice date. For the rest of NIKE's global operations, the interest on such accounts payable accrues at the 60 day LIBOR as of the beginning of the month of the invoice date, plus 0.75%.

    At May 31, 2000, the Company had no outstanding borrowings under its $500 million unsecured multiple option facility with 10 banks, which matures on October 31, 2002, and on May 31, 2000 the Company had no outstanding borrowings under its $305 million unsecured multiple option facility with eight banks, which matures on May 17, 2001. These agreements contain optional borrowing alternatives consisting of a committed revolving loan facility and a competitive bid facility. The interest rate charged on both the $500 million and the $305 million agreements is determined by the borrowing option and, under the committed revolving loan facility, is either the LIBOR rate plus 0.19% or the higher of the Fed Funds rate plus 0.50% or the Prime Rate. The $500 million and the $305 million agreements provide for annual fees of 0.07%, and 0.045% respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2000.

                                   NIKE, INC.

NOTE 5--LONG-TERM DEBT:

    Long-term debt includes the following:

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
6.375% Medium term notes, payable December 1, 2003..........   $199.6     $199.5
4.3% Japanese yen notes, payable June 26, 2011..............     98.2       84.6
2.6% Japanese yen notes, payable November 20, 2020..........     84.2         --
2.0% Japanese yen notes, payable November 20, 2020..........     37.4         --
6.51% Medium term notes, payable June 16, 2000..............     50.0       50.0
6.69% Medium term notes, payable June 17, 2002..............     50.0       50.0
Other.......................................................      1.0        3.0
                                                               ------     ------
    Total...................................................    520.4      387.1
Less current maturities.....................................     50.1        1.0
                                                               ------     ------
                                                               $470.3     $386.1
                                                               ======     ======

    In December 1996, the Company filed a $500 million shelf registration with the Securities and Exchange Commission (SEC) and issued $200 million seven-year notes, maturing December 1, 2003. In June 1997, the Company issued an additional $100 million in medium-term notes under this program with maturities of June 16, 2000 and June 17, 2002. Interest on these notes is paid semi-annually. The proceeds were subsequently exchanged for Dutch guilders and loaned to a European subsidiary. The Company entered into swap transactions to hedge the foreign currency exposure related to the repayment of the intercompany loan. In February 1999, the Company filed a shelf registration with the SEC for the sale of up to $500 million in debt securities, of which $200 million had been previously registered but not issued under the December 1996 registration.

    In June 1996, one of the Company's Japanese subsidiaries borrowed
10,500 million Japanese yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

    In July 1999, another of the Company's Japanese subsidiaries assumed 13,000 million in Japanese yen loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans have a maturity of November 20, 2020. Interest is paid quarterly.

    The Company's long-term debt ratings are A by Standard and Poor's Corporation and A1 by Moody's Investor Service (unaudited). Amounts of long-term maturities in each of the five fiscal years 2001 through 2005 are $50.1 million, $0.4 million, $50.1 million, $199.7 million and $0.1 million, respectively.

                                   NIKE, INC.

NOTE 6--INCOME TAXES:

    Income before income taxes and the provision for income taxes are as follows:

                                                            YEAR ENDED MAY 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
Income before income taxes:
  United States.....................................   $530.4     $598.7     $648.2
  Foreign...........................................    388.8      147.4        4.8
                                                       ------     ------     ------
                                                       $919.2     $746.1     $653.0
                                                       ======     ======     ======
Provision for income taxes:
Current:
  United States
    Federal.........................................   $205.0     $210.2     $258.4
    State...........................................     30.6       34.3       43.1
  Foreign...........................................     58.8       50.1       69.4
                                                       ------     ------     ------
                                                        294.4      294.6      370.9
                                                       ------     ------     ------
Deferred:
  United States
    Federal.........................................     32.7       (7.6)     (40.2)
    State...........................................      1.6        4.0       (8.8)
  Foreign...........................................     11.4        3.7      (68.5)
                                                       ------     ------     ------
                                                         45.7        0.1     (117.5)
                                                       ------     ------     ------
                                                       $340.1     $294.7     $253.4
                                                       ======     ======     ======

    A benefit was recognized for foreign loss carryforwards of $234.1 million at May 31, 2000 of which $18.5 million, $85.1 million, $6.2 million, $25.6 million and $11.2 million expire in fiscal years 2003, 2004, 2005, 2006, and 2007 respectively. Foreign loss carryforwards of $87.5 million do not expire.

    As of May 31, 2000 the Company had utilized all foreign tax credits.

                                   NIKE, INC.

NOTE 6--INCOME TAXES: (CONTINUED)
    Deferred tax liabilities (assets) are comprised of the following:

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Undistributed earnings of foreign subsidiaries..............  $  24.9    $   9.8
Other.......................................................     19.8       16.1
                                                              -------    -------
    Gross deferred tax liabilities..........................     44.7       25.9
                                                              -------    -------
Allowance for doubtful accounts.............................    (16.0)     (16.2)
Inventory reserves..........................................    (16.3)     (17.8)
Deferred compensation.......................................    (36.2)     (33.2)
Reserves and accrued liabilities............................    (53.9)     (59.0)
Tax basis inventory adjustment..............................    (14.7)     (17.8)
Depreciation................................................    (33.3)     (33.7)
Foreign loss carryforwards..................................    (72.2)     (94.6)
Other.......................................................    (18.4)     (18.4)
                                                              -------    -------
    Gross deferred tax assets...............................   (261.0)    (290.7)
                                                              -------    -------
    Net deferred tax assets.................................  $(216.3)   $(264.8)
                                                              =======    =======

    A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                                   YEAR ENDED
                                                                    MAY 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
U.S. Federal statutory rate.................................    35.0%       35.0%
State income taxes, net of federal benefit..................     2.3         3.3
    Other, net..............................................    (0.3)        1.2
                                                                ----        ----
Effective income tax rate...................................    37.0%       39.5%
                                                                ====        ====

NOTE 7--REDEEMABLE PREFERRED STOCK:

    NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2000. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

                                   NIKE, INC.

NOTE 8--COMMON STOCK:

    The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110 million and 350 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

    The Company's Employee Incentive Compensation Plan (the "1980 Plan") was adopted in 1980 and expired on December 31, 1990. The 1980 Plan provided for the issuance of up to 13.4 million shares of the Company's Class B Common Stock in connection with the exercise of stock options granted under such plan. No further grants will be made under the 1980 Plan.

    In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 25 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2000, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

    During fiscal 2000, the Company granted 0.4 million shares of restricted stock at a market value of $27.69 per share under the 1990 plan. The shares of stock will remain restricted for three years, subject to partial forfeiture if employment terminates within that period. The value of the restricted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the vesting period. $1.0 million was charged to selling and administrative expense in fiscal 2000 relating to the grant.

    During fiscal 2000, the Company also granted shares of restricted stock under the Long-Term Incentive Plan ("LTIP"), adopted by the Board of Directors and approved by shareholders in September 1997. Under the LTIP, awards are made to certain executives based on performance targets established over varying time periods. Once performance targets are achieved, the shares of stock are issued and remain restricted for an additional three years, subject to forfeiture if the executive's employment terminates within that period. Plan participants are entitled to cash dividends and to vote their respective shares. The value of the restricted shares is established by the market price on the date of grant. Unearned compensation is charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the service and vesting periods. During fiscal 2000, relating to the LTIP, a total of 33,000 restricted shares were issued at an average market value of $51.06 per share, and $2.0 million was charged to selling and administrative expense.

                                   NIKE, INC.

    In addition to the plans discussed above, the Company has several agreements outside of the plans with certain directors, endorsers and employees. As of May 31, 2000, 8 million options with exercise prices ranging from $0.417 per share to $53.625 per share had been granted. The aggregate compensation expense related to these agreements is $21.3 million and is being amortized over vesting periods from October 1980 through November 2003. The outstanding agreements expire through December 2009.

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) defines a fair value method of accounting for an employee stock option or similar equity instrument and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

    The Company has elected not to adopt the fair value method; however, as required by FAS 123, the Company has computed for pro forma disclosure purposes, the fair value of options granted during fiscal years 2000, 1999 and 1998 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for 2000, 1999 and 1998 were a dividend yield of 1%, expected volatility of the market price of the Company's common stock of 37% for 2000, 34% for 1999 and 32% for 1998, a weighted-average expected life of the options of approximately five years, and interest rates of 5.8%, 6.2% and 6.6% for fiscal 2000, 5.5% and 4.9% for fiscal 1999 and 4.4% and 4.3% for fiscal 1998. These interest rates are reflective of option grant dates throughout the year.

    Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2000, 1999 and 1998, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $129.8 million, $61.6 million and $31.9 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in 2000, 1999 and 1998 are $15.81, $17.33 and $18.54, respectively.

    If the Company had accounted for these stock options issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma net income per share would have been reported as follows:

                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                   NET      DILUTED     BASIC       NET      DILUTED     BASIC       NET      DILUTED     BASIC
                                  INCOME      EPS        EPS       INCOME      EPS        EPS       INCOME      EPS        EPS
                                 --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                    (IN MILLIONS, EXCEPT PER SHARE DATA)
As reported....................   $579.1     $2.07      $2.10      $451.4     $1.57      $1.59      $399.6     $1.35      $1.38
Pro Forma......................    551.2      1.97       2.00       434.3      1.51       1.53       388.7      1.32       1.35

    The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

                                   NIKE, INC.

    The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

                                                                         WEIGHTED
                                                                         AVERAGE
                                                                          OPTION
                                                            SHARES        PRICE
                                                            ------       --------
                                                        (IN THOUSANDS)
Options outstanding May 31, 1997......................      11,811        $19.05
  Exercised...........................................      (2,132)        11.28
  Surrendered.........................................        (270)        23.50
  Granted.............................................       1,964         55.83
                                                           -------

Options outstanding May 31, 1998......................      11,373         26.30
  Exercised...........................................      (2,665)        15.25
  Surrendered.........................................        (399)        46.70
  Granted.............................................       3,556         48.76
                                                           -------

Options outstanding May 31, 1999......................      11,865         34.97
  Exercised...........................................      (1,237)        18.23
  Surrendered.........................................        (852)        52.86
  Granted.............................................       8,294         40.94
                                                           -------
Options outstanding May 31, 2000......................      18,070        $38.02
                                                           =======

Options exercisable at May 31,
  1998................................................       6,826        $15.98
  1999................................................       5,991         22.13
  2000................................................       6,655         28.72

    The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options at May 31, 2000:

                                              OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                               --------------------------------------------------   -------------------------------
                                                                     WEIGHTED
                                 NUMBER OF         WEIGHTED          AVERAGE          NUMBER OF         WEIGHTED
                                  OPTIONS          AVERAGE       CONTRACTUAL LIFE      OPTIONS          AVERAGE
EXERCISABLE PRICE               OUTSTANDING     EXERCISE PRICE      REMAINING        EXERCISABLE     EXERCISE PRICE
-----------------              --------------   --------------   ----------------   --------------   --------------
                               (IN THOUSANDS)                        (YEARS)        (IN THOUSANDS)
$7.03--$21.00...............       4,128            $15.92             3.61             4,124            $15.91
23.16--27.69................       4,071             27.58             9.53               104             23.32
28.13--48.44................       4,847             47.38             7.82             1,757             47.73
48.69--54.25................       3,616             54.19             9.12                31             52.35
54.50--74.88................       1,408             59.20             7.35               639             58.91

NOTE 9--EARNINGS PER SHARE:

    The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 9.7 million and 3.3 million shares of common stock were outstanding at May 31, 2000 and May 31, 1998, respectively, but were not included in the computation of diluted earnings per share

                                   NIKE, INC.

NOTE 9--EARNINGS PER SHARE: (CONTINUED)
because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No such antidilutive options were outstanding at May 31, 1999.

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS,
                                                                  EXCEPT PER SHARE DATA)
Determination of shares:
  Average common shares outstanding.........................    275.7      283.3      288.7
  Assumed conversion of dilutive stock options and awards...      3.7        5.0        6.3
                                                               ------     ------     ------
Diluted average common shares outstanding...................    279.4      288.3      295.0
                                                               ======     ======     ======
Basic earnings per common share.............................   $ 2.10     $ 1.59     $ 1.38
Diluted earnings per common share...........................   $ 2.07     $ 1.57     $ 1.35

NOTE 10--BENEFIT PLANS:

    The Company has a profit sharing plan available to substantially all employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $15.7 million, $12.8 million and $11.2 million to the plan are included in other expense in the consolidated financial statements for the years ended May 31, 2000, 1999 and 1998, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with common stock, vesting that portion over 5 years. Company contributions to the savings plan were $6.7 million, $7.4 million and $8.1 million for the years ended May 31, 2000, 1999 and 1998, respectively, and are included in selling and administrative expenses.

NOTE 11--OTHER INCOME/EXPENSE, NET:

    Included in other income/expense for the years ended May 31, 2000, 1999, and 1998, was interest income of $13.6 million, $13.0 million and $16.5 million, respectively. In addition, included in other income/expense in fiscal 1999 was income of $15.0 million related to the change in accounting for inventories in the U.S. from the LIFO to the FIFO method. The change was effected in the fourth quarter of fiscal 1999 and was not considered significant to show the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20.

NOTE 12--COMMITMENTS AND CONTINGENCIES:

    The Company leases space for its offices, warehouses and retail stores under leases expiring from one to seventeen years after May 31, 2000. Rent expense aggregated $145.5 million, $129.5 million and $129.6 million for the years ended May 31, 2000, 1999 and 1998, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five fiscal years 2001 through 2005 are $121.1 million, $107.3 million, $89.0 million, $69.9 million, $59.3 million, respectively, and $299.5 million in later years.

    At May 31, 2000, the Company had letters of credit outstanding totaling $678.2 million. These letters of credit were issued for the purchase of inventory.

                                   NIKE, INC.

NOTE 12--COMMITMENTS AND CONTINGENCIES: (CONTINUED)
    Lawsuits arise during the normal course of business. In the opinion of management, none of the pending lawsuits will result in a significant impact on the consolidated results of operations or financial position.

NOTE 13--RESTRUCTURING CHARGES:

    1999 CHARGE: During fiscal 1999, a $60.1 million charge was taken to better align the Company's cost structure with expected revenue growth rates. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The original number of employees to be terminated was 1,291. As of May 31, 2000, 56 employees have found positions elsewhere in the Company and 1,143 have left the Company, leaving 92 still to be terminated. Due to the change in the number of employees that will be terminated, $1.4 million of the reserve has been reversed during the current fiscal year.

    Also included in the charge was a $20.2 million write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

    The remaining accrual balance will be relieved throughout fiscal 2001 as leases expire and severance payments are completed.

    Detail of the 1999 restructuring charge is as follows:

                                                              FY99                    RESERVE                 RESERVE
                                                          RESTRUCTURING     FY99     BALANCE AT     FY00     BALANCE AT
DESCRIPTION                              CASH/NON-CASH       CHARGE       ACTIVITY    5/31/99     ACTIVITY    5/31/00
-----------                              --------------   -------------   --------   ----------   --------   ----------
                                                                         (IN MILLIONS)
Elimination of Job Responsibilities
  Company-Wide.........................                      $(39.9)       $ 21.9      $(18.0)     $14.5       $(3.5)
    Severance packages.................           cash        (28.0)         11.7       (16.3)      12.9        (3.4)
    Lease cancellations &
      commitments......................           cash         (2.4)          1.6        (0.8)       0.7        (0.1)
    Write-down of assets...............       non-cash         (7.8)          7.8          --         --          --
    Other..............................  cash/non-cash         (1.7)          0.8        (0.9)       0.9          --
-----------------------------------------------------------------------------------------------------------------------
Change in warehouse distribution
  strategy.............................                      $(20.2)       $ 20.2          --         --          --
    Write-down of assets...............       non-cash        (20.2)         20.2          --         --          --
-----------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
  translation..........................                          --        $  0.1      $  0.1      $(0.1)         --
-----------------------------------------------------------------------------------------------------------------------
Total..................................                      $(60.1)       $ 42.2      $(17.9)     $14.4       $(3.5)
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

    1998 CHARGE: During the fourth quarter of fiscal 1998 the Company recorded a restructuring charge of $129.9 million as a result of certain of the Company's actions to better align its cost structure with expected revenue growth rates. The restructuring activities (shown below in tabular format) primarily related to: 1) the elimination of job responsibilities company-wide, resulting in costs to sever employees and related asset write-downs and lease abandonments related to the affected employees; 2) the relocation of, and elimination of, certain job responsibilities of the Asia Pacific headquarters in Hong Kong, resulting in reduction in workforce, lease abandonments and other costs of downsizing the Hong Kong headquarters; 3) the downsizing of the Company's Japan distribution center, resulting in the write-down of assets no longer in use; 4) the cancellation of certain non-strategic long-term endorsement contracts, resulting in

                                   NIKE, INC.

NOTE 13--RESTRUCTURING CHARGES: (CONTINUED) one-time termination fees; and 5) the decision to exit certain manufacturing operations of the Bauer subsidiary, resulting in the reduction in manufacturing related jobs, the write-down of assets no longer in use, and the estimated loss on divestiture of certain manufacturing plants.

    Employees were terminated from almost all areas of the Company, including marketing, sales and administrative areas. The total number of employees terminated was 1,208, with 1,203 having left the Company as of May 31, 2000.

    No increases to the 1998 restructuring charge have been made. A total of $15 million of the restructuring charge was reversed in fiscal year 1999. During fiscal year 2000 continuing cash payments were made against the reserve liability. In addition, $1.1 million of the reserve was reversed due to changes in outstanding lease commitments. The remaining accrual will be relieved in early fiscal 2001, as leases expire and severance payments, some of which are paid on a monthly basis, are completed.

    Detail of the restructuring charge is as follows:

                                                                                          RESERVE               RESERVE
                                                                   FY98                   BALANCE               BALANCE
                                                               RESTRUCTURING     FY99        AT        FY00        AT
DESCRIPTION                                   CASH/NON-CASH       CHARGE       ACTIVITY   5/31/99    ACTIVITY   5/31/00
-----------                                   --------------   -------------   --------   --------   --------   --------
                                                                            (IN MILLIONS)
Elimination of Job Responsibilities
  Company-Wide..............................                      $ (49.8)      $ 46.5     $(3.3)     $ 2.7      $(0.6)
    Severance packages......................           cash         (29.1)        28.2      (0.9)       0.6       (0.3)
    Lease cancellations & commitments.......           cash         (10.8)         8.4      (2.4)       2.1       (0.3)
    Write-down of assets....................       non-cash          (9.6)         9.6        --         --         --
    Other...................................           cash          (0.3)         0.3        --         --         --
------------------------------------------------------------------------------------------------------------------------
Downsizing the Asia Pacific Headquarters in
  Hong Kong.................................                      $ (13.1)      $ 13.0     $(0.1)     $ 0.1         --
    Severance packages......................           cash          (4.6)         4.6        --         --         --
    Lease cancellations & commitments.......           cash          (5.5)         5.4      (0.1)       0.1         --
    Write-down of assets....................       non-cash          (3.0)         3.0        --         --         --
------------------------------------------------------------------------------------------------------------------------
Downsizing the Japan Distribution Center....                      $ (31.6)      $ 30.5     $(1.1)     $ 1.1         --
    Write-off of assets.....................       non-cash         (12.5)        12.5        --         --         --
    Software development costs..............  cash/non-cash         (19.1)        18.0      (1.1)       1.1         --
------------------------------------------------------------------------------------------------------------------------
Cancellation of Endorsement Contracts.......           cash       $  (5.6)      $  5.3     $(0.3)     $ 0.1      $(0.2)
------------------------------------------------------------------------------------------------------------------------
Exiting Certain Manufacturing Operations at
  Bauer NIKE Hockey.........................                      $ (22.7)      $ 21.7     $(1.0)     $ 1.0         --
    Write-down of assets....................       non-cash         (14.7)        14.7        --         --         --
    Divestiture of manufacturing
      facilities............................       non-cash          (5.2)         5.2        --         --         --
    Lease cancellations & commitments.......           cash          (1.6)         0.9      (0.7)       0.7         --
    Severance packages......................           cash          (1.2)         0.9      (0.3)       0.3         --
------------------------------------------------------------------------------------------------------------------------
Other.......................................                      $  (7.1)      $  6.4     $(0.7)     $ 0.7         --
    Cash....................................           cash          (0.6)         0.6        --         --         --
    Non-cash................................       non-cash          (6.5)         5.8      (0.7)       0.7         --
------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency translation......                           --       $  0.2     $ 0.2      $(0.2)        --
------------------------------------------------------------------------------------------------------------------------
Total.......................................                      $(129.9)      $123.6     $(6.3)     $ 5.5      $(0.8)
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                   NIKE, INC.

NOTE 14--FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value as reported in the balance sheet due to the short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including current portion, is approximately
$509.9 million, compared to a carrying value of $520.4 million at May 31, 2000 and $384.8 million, compared to a carrying value of $387.1 million at May 31, 1999. See Note 15 for fair value of derivatives.

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

    The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related receivables and payables, including other third party or intercompany foreign currency transactions, and uses purchased currency options to hedge certain anticipated but not yet firmly committed transactions. All anticipated and firmly committed foreign exchange exposures are expected to be recognized within one year. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen, Australian dollars and Canadian dollars. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and recognized in earnings when the underlying transaction is recognized. Deferred option premiums paid, net of realized gains, were $3.8 million and $4.0 million at May 31, 2000 and 1999, respectively. Gains and losses related to hedges of firmly committed transactions and the related receivables and payables are deferred and are recognized in income or as adjustments of carrying amounts when the offsetting gains and losses are recognized on the underlying transaction. Net realized and unrealized gains on forward contracts deferred at May 31, 2000 and 1999 were $42.8 million and $31.5 million, respectively.

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

                                   NIKE, INC.

    The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 2000 and 1999.

                                                                       MAY 31,
                                          -----------------------------------------------------------------
                                                       2000                              1999
                                          -------------------------------   -------------------------------
                                          NOTIONAL                          NOTIONAL
                                          PRINCIPAL   CARRYING     FAIR     PRINCIPAL   CARRYING     FAIR
                                           AMOUNTS     VALUES     VALUES     AMOUNTS     VALUES     VALUES
                                          ---------   --------   --------   ---------   --------   --------
                                                                    (IN MILLIONS)
Currency Swaps..........................  $  300.0     $ 72.4     $ 62.2    $  300.0     $ 44.3     $ 32.1
Forward Contracts.......................   2,430.5       33.0       62.1     2,206.8       59.1       73.2
Purchased Options.......................     265.4        8.9        5.7       220.0        7.2        3.8
                                          --------     ------     ------    --------     ------     ------
Total...................................  $2,995.9     $114.3     $130.0    $2,726.8     $110.6     $109.1
                                          ========     ======     ======    ========     ======     ======

    At May 31, 2000 and May 31, 1999, the Company had no contracts outstanding with maturities beyond one year except the currency swaps which have maturity dates consistent with the maturity dates of the related debt. All realized gains/losses deferred at May 31, 2000 will be recognized within one year.

    The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are AA+ or better rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted and is immaterial to any one institution at May 31, 2000 and 1999. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to Senior Management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result, the Company considers the risk of counterparty default to be minimal.

    In addition to hedging instruments, the Company is subject to concentrations of credit risk associated with cash and equivalents and accounts receivable. The Company places cash and equivalents with financial institutions with investment grade credit ratings and, by policy, limits the amount of credit exposure to any one financial institution. The Company considers its concentration risk related to accounts receivable to be mitigated by the Company's credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

NOTE 16--OPERATING SEGMENTS AND RELATED INFORMATION:

    OPERATING SEGMENTS. For subsidiaries participating in NIKE Brand sales activity, the Company's major operating segments are defined by geographic regions. Other Brands as shown below represent activity for non-NIKE brand subsidiaries (Cole Haan Holdings Inc., Bauer NIKE Hockey Inc., and NIKE
IHM, Inc.) and are considered immaterial for individual disclosure. Previously, NIKE Team Sports, Inc. (NTS) was included in Other Brands, but is now included in the USA region. NTS information and certain other prior year segment information has been reclassified to conform with current year presentation. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements; these items generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the enterprise's internal organization. Each NIKE Brand geographic segment

                                   NIKE, INC.

operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

    Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company centrally manages interest expense and interest income. Operating segment interest is primarily the result of intercompany lending, which is eliminated for consolidated purposes. The Company evaluates performance of individual operating segments based on Contribution Profit before Corporate Allocations, Interest Expense and Income Taxes. On a consolidated basis, this amount represents Income Before Taxes less Interest Expense as shown in the Consolidated Statement of Income. Other reconciling items for Contribution Profit represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific income statement items.

    Additions to long-lived assets predominantly represent capital expenditures, which are shown below by operating segment. At the start of fiscal year 1999, certain corporate costs, assets and liabilities were segregated from the U.S. region. Therefore, breakout of capital expenditures and depreciation activity between the United States and Corporate is not available for fiscal year 1998.

    Other additions to long-lived assets represent additions to identifiable intangibles and goodwill, which are immaterial for disclosure. Amortization of identifiable intangible assets and goodwill is considered a corporate expense and is not attributable to any specific operating segment. See Note 1 for further discussion on identifiable intangible assets and goodwill.

    Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Net Revenue
    United States...........................................  $4,732.1   $4,750.7   $5,173.1
    Europe..................................................   2,350.9    2,255.8    2,096.1
    Asia/Pacific............................................     955.1      844.5    1,253.9
    Americas................................................     550.2      507.1      599.0
    Other brands............................................     406.8      418.8      431.0
                                                              --------   --------   --------
                                                              $8,995.1   $8,776.9   $9,553.1
                                                              ========   ========   ========
Contribution Profit
    United States...........................................  $  949.8   $  879.6   $  978.9
    Europe..................................................     410.6      338.4      281.2
    Asia/Pacific............................................     156.0       78.8      (26.8)
    Americas................................................      75.8       57.6      110.6
    Other brands............................................      74.5       25.1      (13.3)
    Corporate...............................................    (702.5)    (589.3)    (617.6)
                                                              --------   --------   --------
                                                              $  964.2   $  790.2   $  713.0
                                                              ========   ========   ========

                                   NIKE, INC.

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Capital Expenditures
    United States...........................................  $   29.0   $   50.1
    Corporate...............................................     146.8      161.7
                                                              --------   --------
    United States and Corporate.............................  $  175.8   $  211.8   $  248.0
                                                              --------   --------
    Europe..................................................      45.3       87.7      121.0
    Asia/Pacific............................................     269.7       43.7      103.5
    Americas................................................       5.6       12.5       12.6
    Other brands............................................      32.4       28.4       20.8
                                                              --------   --------   --------
                                                              $  528.8   $  384.1   $  505.9
                                                              ========   ========   ========
Depreciation
    United States...........................................  $   50.8   $   22.8
    Corporate...............................................      47.1       73.3
                                                              --------   --------
    United States and Corporate.............................  $   97.9   $   96.1   $   97.7
                                                              --------   --------
    Europe..................................................      39.9       40.6       37.8
    Asia/Pacific............................................      19.4       20.8       23.4
    Americas................................................       7.1        6.8        4.7
    Other brands............................................      23.7       33.9       20.9
                                                              --------   --------   --------
                                                              $  188.0   $  198.2   $  184.5
                                                              ========   ========   ========
Accounts Receivable, net
    United States...........................................  $  564.7   $  578.6   $  721.5
    Europe..................................................     523.0      551.6      531.9
    Asia/Pacific............................................     200.8      141.5      165.9
    Americas................................................     129.9      119.2      125.5
    Other brands............................................     121.0      104.6      105.0
    Corporate...............................................      27.8       44.6       24.6
                                                              --------   --------   --------
                                                              $1,567.2   $1,540.1   $1,674.4
                                                              ========   ========   ========
Inventory, net
    United States...........................................  $  733.3   $  523.0   $  568.9
    Europe..................................................     347.8      316.3      424.5
    Asia/Pacific............................................     115.9       81.5      118.5
    Americas................................................      75.1       73.1       79.9
    Other brands............................................     141.4      137.5      177.8
    Corporate...............................................      32.5       39.2       27.0
                                                              --------   --------   --------
                                                              $1,446.0   $1,170.6   $1,396.6
                                                              ========   ========   ========

                                   NIKE, INC.

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Property, Plant and Equipment, net
    United States...........................................  $  269.0   $  293.0   $  324.6
    Europe..................................................     239.3      271.4      244.8
    Asia/Pacific............................................     426.4      148.0      143.4
    Americas................................................      19.3       21.5       16.9
    Other brands............................................     114.4      111.7      117.2
    Corporate...............................................     515.0      420.2      306.2
                                                              --------   --------   --------
                                                              $1,583.4   $1,265.8   $1,153.1
                                                              ========   ========   ========

    REVENUES BY MAJOR PRODUCT LINES. Revenues to external customers for NIKE brand products are attributable to sales of Footwear, Apparel, and Equipment & Other NIKE Brand. Revenues to external customers for Other Brands include external sales by the non-NIKE brand subsidiaries.

                                                       YEAR ENDED MAY 31,
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
                                                         (IN MILLIONS)
Footwear.......................................  $5,561.5   $5,218.4   $5,959.0
Apparel........................................   2,698.6    2,822.9    2,885.7
Equipment......................................     328.2      316.8      277.4
Other brands...................................     406.8      418.8      431.0
                                                 --------   --------   --------
                                                 $8,995.1   $8,776.9   $9,553.1
                                                 ========   ========   ========

    REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREA. Geographical area information is similar to that shown previously under operating segments with the exception that Other Brand activity is derived predominantly from activity in the U.S. and Americas. Revenues derived in the U.S. were $5,017.4 million, $5,042.6 million, and $5,460.0 million during the years ended May 31, 2000, 1999, and 1998, respectively. Long-lived assets, which are comprised of net property, plant & equipment and net identifiable assets and goodwill, attributable to operations in the U.S. were $1,222.5 million, $1,112.3 million, and $1,071.8 million at May 31, 2000, 1999, and 1998, respectively.

    MAJOR CUSTOMERS. During fiscal 2000, 1999, and 1998, revenues derived from one customer represented 12.4%, 10.3% and 10.7% respectively of the Company's consolidated revenues. Sales to this customer are included in all segments of the Company.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    We have filed with the Securities and Exchange Commission our definitive Proxy Statement dated August 15, 2000 for the annual meeting of shareholders to be held on September 18, 2000. The information required by this Item with respect to our directors is incorporated by reference into this report from pages 2 through 4, 9 and 10 of that Proxy Statement. Information called for by this Item with respect to our executive officers is described under "Executive Officers of the Registrant" in Item 1 of this Report.

    The information required by Items 11-13 of Part III is incorporated by reference into this report from the indicated pages of our definitive Proxy Statement dated August 15, 2000 for its 2000 annual meeting of shareholders.

                                                                PROXY
                                                              STATEMENT
                                                               PAGE NO.
                                                              ----------
ITEM 11. EXECUTIVE COMPENSATION.............................  5-6, 10-19
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT................................................     7-9
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....    19-21

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

    (A) The following documents are filed as part of this report:

                                                                     FORM
                                                                     10-K
                                                                     PAGE
                                                                     NO.
                                                                   --------
 1.  FINANCIAL STATEMENTS:
     Report of Independent Accountants...........................     26
     Consolidated Statement of Income for each of the three years
     ended May 31, 2000..........................................     27
     Consolidated Balance Sheet at May 31, 2000 and 1999.........     28
     Consolidated Statement of Cash Flows for each of the three
     years ended May 31, 2000....................................     29
     Consolidated Statement of Shareholders' Equity for each of the three years
     ended May 31, 2000..........................................     30
     Notes to Consolidated Financial Statements..................     31

 2.  FINANCIAL STATEMENT SCHEDULE:
     II--Valuation and Qualifying Accounts.......................    F-1

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  EXHIBITS:

3.1     Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended August 31,
        1995).
3.2     Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on
        Form 10-Q for the fiscal quarter ended August 31, 1995).
4.1     Restated Articles of Incorporation, as amended (see
        Exhibit 3.1).
4.2     Third Restated Bylaws, as amended (see Exhibit 3.2).
4.3     Indenture between the Company and The First National Bank of
        Chicago, as Trustee (incorporated by reference from
        Exhibit 4.01 to Amendment No. 1 to Registration Statement
        No. 333-15953 filed by the Company on November 26, 1996).
10.1    Credit Agreement dated as of September 15, 1995 among
        NIKE, Inc., Bank of America National Trust & Savings
        Association, individually and as Agent, and the other banks party thereto (incorporated by reference from the Company's
        Quarterly Report on Form 10-Q for the fiscal quarter ended
        August 31, 1995).
10.2    Form of non-employee director Stock Option Agreement
        (incorporated by reference from Exhibit 10.3 to the
        Company's Annual Report on Form 10-K for the fiscal year
        ended May 31, 1993).*
10.3    Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by
        reference from the Company's definitive proxy statement
        filed in connection with its annual meeting of shareholders held on September 21, 1987).
10.4    NIKE, Inc. Restated Employee Incentive Compensation Plan
        (incorporated by reference from Registration Statement
        No. 33-29262 on Form S-8 filed by the Company on June 16,
        1989).*
10.5    NIKE, Inc. 1990 Stock Incentive Plan (incorporated by
        reference from the Company's definitive proxy statement
        filed in connection with its annual meeting of shareholders held on September 22, 1997).*
10.6    NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 1995).*
10.7    NIKE, Inc. Long-Term Incentive Plan (incorporated by
        reference from the Company's definitive proxy statement
        filed in connection with its annual meeting of shareholders held on September 22, 1997).*
10.8    Collateral Assignment Split-Dollar Agreement between
        NIKE, Inc. and Philip H. Knight dated March 10, 1994
        (incorporated by reference from Exhibit 10.7 to the
        Company's Annual Report on Form 10-K for the fiscal year
        ended May 31, 1994).*
12.1    Computation of Ratio of Earnings to Fixed Charges.
21      Subsidiaries of the Registrant.
23      Consent of PricewaterhouseCoopers LLP, independent certified public accountants (set forth on page F-2 of this Annual
        Report on Form 10-K).

------------------------

    * Management contract or compensatory plan or arrangement.

    Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

    (B) The following reports on Form 8-K were filed by NIKE during the last quarter of fiscal 2000:

    None.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                            BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                            BEGINNING    COSTS AND      OTHER        NET OF       END OF
DESCRIPTION                                 OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
-----------                                 ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED MAY 31, 1998:
Allowance for doubtful accounts...........     $57.2        $39.8        $(7.0)      $(18.6)      $ 71.4

FOR THE YEAR ENDED MAY 31, 1999:
Allowance for doubtful accounts...........     $71.4        $ 7.8        $ 1.8       $ (7.8)      $ 73.2

FOR THE YEAR ENDED MAY 31, 2000:
Allowance for doubtful accounts...........     $73.2        $26.0        $ 1.8       ($35.6)      $ 65.4

                       CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference, in the documents listed below, of our report dated June 29, 2000 relating to the financial statements and financial statement schedule, which appears in this Form 10-K:

    1.  Registration Statement on Form S-8 (No. 2-81419) of NIKE, Inc.;

    2.  Registration Statement on Form S-8 (No. 33-29262) of NIKE, Inc.;

    3.  Registration Statement on Form S-3 (No. 33-43205) of NIKE, Inc.;

    4.  Registration Statement on Form S-3 (No. 33-48977) of NIKE, Inc.;

    5.  Registration Statement on Form S-3 (No. 33-41842) of NIKE, Inc.;

    6.  Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

    7.  Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.; and

    8.  Registration Statement on Form S-3 (No. 333-71975) of NIKE, Inc.

/s/ PricewaterhouseCoopers LLP

Portland, Oregon
August 29, 2000

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       NIKE, INC.

                                                       By:             /s/ PHILIP H. KNIGHT
                                                            -----------------------------------------
                                                                         Philip H. Knight
                                                              CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE
Date: August 29, 2000                                                 OFFICER AND PRESIDENT

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                /s/ PHILIP H. KNIGHT                   Chairman of the Board, Chief    August 29, 2000
     -------------------------------------------         Executive Officer, and
                  Philip H. Knight                       President

     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                 /s/ DONALD W. BLAIR                   Chief Financial Officer         August 29, 2000
     -------------------------------------------
                   Donald W. Blair

DIRECTORS:

                /s/ THOMAS E. CLARKE                   Director                        August 29, 2000
     -------------------------------------------
                  Thomas E. Clarke

                 /s/ JILL K. CONWAY                    Director                        August 29, 2000
     -------------------------------------------
                   Jill K. Conway

                /s/ RALPH D. DENUNZIO                  Director                        August 29, 2000
     -------------------------------------------
                  Ralph D. DeNunzio

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
               /s/ RICHARD K. DONAHUE                  Director                        August 29, 2000
     -------------------------------------------
                 Richard K. Donahue

                /s/ DELBERT J. HAYES                   Director                        August 29, 2000
     -------------------------------------------
                  Delbert J. Hayes

                /s/ DOUGLAS G. HOUSER                  Director                        August 29, 2000
     -------------------------------------------
                  Douglas G. Houser

                  /s/ JOHN E. JAQUA                    Director                        August 29, 2000
     -------------------------------------------
                    John E. Jaqua

               /s/ CHARLES W. ROBINSON                 Director                        August 29, 2000
     -------------------------------------------
                 Charles W. Robinson

                /s/ A. MICHAEL SPENCE                  Director                        August 29, 2000
     -------------------------------------------
                  A. Michael Spence

              /s/ JOHN R. THOMPSON, JR.                Director                        August 29, 2000
     -------------------------------------------
                John R. Thompson, Jr.