Form 10-Q
period 2000-08-31
NIKE INC
filed 2000-10-16
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended August 31, 2000 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 2000 were:
                                  _________________

                    Class A          99,233,999

                    Class B         170,863,463
                                    -----------
                                    270,097,462
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Aug. 31,      May 31,
                                                         2000         2000
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  407.1     $  254.3
     Accounts receivable                                1,703.7      1,567.2
     Inventories (Note 4)                               1,469.2      1,446.0
     Deferred income taxes                                113.2        111.5
     Income taxes receivable                                 -           2.2
     Prepaid expenses                                     242.8        215.2
                                                       ________     ________

     Total current assets                               3,936.0      3,596.4

Property, plant and equipment                           2,428.2      2,393.8
     Less accumulated depreciation                        840.3        810.4
                                                       ________     ________

                                                        1,587.9      1,583.4

Identifiable intangible assets and goodwill               407.1        410.9
Deferred income taxes and other assets                    260.1        266.2
                                                       ________     ________

                                                       $6,191.1     $5,856.9
                                                       ========     ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    0.1     $   50.1
     Notes payable                                      1,031.8        924.2
     Accounts payable                                     589.6        543.8
     Accrued liabilities                                  590.3        621.9
     Income taxes payable                                 104.6            -
                                                       ________     ________

          Total current liabilities                     2,316.4      2,140.0
Long-term debt                                            467.1        470.3
Deferred income taxes and other liabilities               104.6        110.3
Commitments and contingencies (Note 6)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-99.2 and
            99.2 shares outstanding                         0.2          0.2
          Class B-170.9 and 170.4 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    383.2        369.0
     Unearned stock compensation                          (14.6)       (11.7)
     Accumulated other comprehensive income              (127.6)      (111.1)
     Retained earnings                                  3,058.9      2,887.0
                                                       ________     ________

                                                        3,302.7      3,136.0
                                                       ________     ________

                                                       $6,191.1     $5,856.9
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                     NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                      Three Months Ended
                                           August 31,
                                      __________________

                                        2000        1999
                                       ____        ____
                            (in millions, except per share data)

Revenues                              $2,636.7    $2,501.1
                                      _________   _________
Costs and expenses:
     Cost of sales                     1,569.2     1,534.7
     Selling and administrative          701.1       626.5
     Interest                             15.4        10.0
     Other expense                        20.0         7.0
                                      _________   _________

                                       2,305.7     2,178.2
                                      ________   __________

Income before income taxes               331.0       322.9

Income taxes                             120.8       122.7
                                       ________     ________

Net income                            $  210.2   $   200.2
                                       =========   =========

Basic earnings per common share       $   0.78   $    0.71
(Note 3)                               =========   =========
Diluted earnings per common share     $   0.77   $    0.70
(Note 3)                               =========   =========
Dividends declared per common share   $   0.12   $    0.12
                                       =========   =========



The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                             August 31,
                                                          _________________

                                                          2000         1999
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 210.2      $200.2
Income charges (credits) not
          affecting cash:
          Depreciation                                      46.0        43.5
          Deferred income taxes                             (3.0)       (8.4)
          Amortization and other                             6.4        18.1
          Changes in other working capital
            components                                     (83.7)       70.0
                                                         _______      _______

          Cash provided by operations                      175.9       323.4
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (69.6)     (172.3)
          Disposals of property, plant and
            equipment                                        0.7         2.7
          Decrease/(increase) in other assets                4.7        (9.1)
          Increase in other liabilities                      0.8         0.1
                                                          _______     _______

          Cash used by investing activities                (63.4)     (178.6)
                                                          _______     _______

Cash provided (used) by financing activities:
          Reductions in long-term debt
            including current portion                      (50.2)       (0.3)
          Increase in notes payable                        107.5        69.6
          Proceeds from exercise of options                  8.6         5.1
          Repurchase of stock                               (5.9)     (130.1)
          Dividends - common and preferred                 (32.4)      (33.9)
                                                          _______     _______

          Cash provided (used) by financing activities      27.6       (89.6)
                                                          _______     _______

Effect of exchange rate changes on cash                     12.7       (27.1)
Net increase in cash and equivalents                       152.8        28.1
Cash and equivalents, May 31, 2000 and 1999                254.3       198.1
                                                         _______      _______

Cash and equivalents, August 31, 2000
  and 1999                                               $ 407.1      $226.2
                                                         =======      =======

Non-cash investing and financing activity:
         Assumption of long-term debt to acquire
           property, plant, and equipment                $    -       $108.9
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the three (3) months ended August 31, 2000 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Comprehensive Income:
         __________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended
                                 August 31,
                              __________________

                               2000        1999
                               ____        ____

                                (in millions)

Net Income                    $210.2      $200.2
Change in Cumulative
  Translation Adjustment       (12.7)      (11.5)
Change in Unrealized
  Loss in Securities            (3.8)          -
                              _______     _______

Total Comprehensive Income    $193.7      $188.7
                              =======     =======

NOTE 3 - Net income per common share:
         ___________________________

     Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings per Share." This standard requires that basic earnings per share be calculated using the average common shares outstanding. Diluted earnings per share are calculated by taking into consideration the dilutive effect of issued and outstanding stock options. Options to purchase 9.6 million and 1.6 million shares of common stock were outstanding at August 31, 2000 and August 31, 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                              Three Months Ended
                                 August 31,
                              __________________

                               2000         1999
                               ____         ____

                   (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                269.9        281.1
   Assumed conversion of
     dilutive stock options
     and awards                   3.9          4.4
                               ______       ______

Diluted average common
   shares outstanding           273.8        285.5
                               ======       ======

Basic earnings per
   common share                $ 0.78       $ 0.71
                               ======       ======
Diluted earnings per
   common share                $ 0.77       $ 0.70
                               ======       ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          2000         2000
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,438.6     $1,416.6
                    Work-in-progress        19.3         17.3
                    Raw materials           11.3         12.1
                                        ________     ________

                                        $1,469.2     $1,446.0
                                        ========     ========

NOTE 5 - Operating Segments:

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE Brand sales activity. Other Brands as shown below represent activity for Cole-Haan Holdings, Inc., Bauer NIKE Hockey, Inc., and NIKE IHM, Inc. and are considered immaterial for individual disclosure. In prior years, the Company's operations in Africa were included in the Americas region, but effective June 1, 2000, these operations are included in the Europe region. Africa information and certain other prior year segment information has been reclassified to conform with current year presentation. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the enterprise's internal organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                      Three Months Ended
                                          August 31,
                                      __________________

                                       2000        1999
                                       ____        ____
Net Revenue
USA                                   $1,351.9    $1,331.7
EURORE                                   775.5       730.6
ASIA PACIFIC                             240.5       190.9
AMERICAS                                 150.1       130.8
OTHER BRANDS                             118.7       117.1
                                      _________   _________
                                      $2,636.7    $2,501.1
                                      =========   =========

Contribution Profit
USA                                   $  288.5    $  272.9
EUROPE                                   149.7       151.4
ASIA PACIFIC                              40.4        24.0
AMERICAS                                  26.8        20.9
OTHER BRANDS                              18.7        20.0
CORPORATE                               (177.7)     (156.3)
                                      _________   _________
                                      $  346.4    $  332.9
                                      =========   =========

                                       Aug. 31,     May 31,
                                        2000         2000
                                      _________   __________

Accounts Receivable, net
USA                                   $  572.9    $  564.8
EUROPE                                   650.4       529.9
ASIA PACIFIC                             159.5       200.8
AMERICAS                                 146.3       123.0
OTHER BRANDS                             145.4       121.0
CORPORATE                                 29.2        27.7
                                      _________   _________
                                      $1,703.7    $1,567.2
                                      =========   =========

Inventories, net
USA                                   $  786.9    $  736.5
EUROPE                                   299.7       357.4
ASIA PACIFIC                             138.6       115.9
AMERICAS                                  69.8        65.5
OTHER BRANDS                             143.6       141.4
CORPORATE                                 30.6        29.3
                                      _________   _________
                                      $1,469.2    $1,446.0
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  267.4    $ 271.6
EUROPE                                    226.9      240.4
ASIA PACIFIC                              423.5      426.4
AMERICAS                                   17.5       18.2
OTHER BRANDS                              113.2      114.4
CORPORATE                                 539.4      512.4
                                      _________   _________
                                       $1,587.9   $1,583.4
                                      =========   =========


NOTE 6 - Commitments and contingencies:
         _____________________________

     At August 31, 2000, the Company had letters of credit outstanding totaling $734.8 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income for the first quarter of fiscal year 2001 was $210.2 million, a 5% increase over the $200.2 million net income reported in the first quarter of fiscal year 2000. A 5% increase in revenues and a 190 basis point improvement in gross margin percentage were the primary drivers of the increase, offset in part by increased selling and administrative expenses. Diluted earnings per share rose from $.70 to $.77, a 10% increase over the prior year. Share repurchases over the past year resulted in fewer shares outstanding in fiscal year 2001, and hence drove earnings per share growth faster than net income.

     Each geographic region achieved revenue growth in the quarter.   The U.S.
region, which represents 54% of NIKE brand revenues, grew 2%. U.S. footwear and apparel revenues declined 1% and 2%, respectively, while equipment revenues grew 55%.

     Our international regions accounted for 46% of NIKE brand revenues in the first quarter of fiscal year 2001, up from 44% in the first quarter of the previous fiscal year. Revenues in our European region, which includes operations in Africa, grew 6%; had the value of the U.S. dollar remained constant with the prior year, revenues would have increased 19%. In the Asia Pacific region, revenues grew 26%; had the value of the U.S. dollar remained constant with the prior year, revenues would have increased 20%. In the Americas region, revenues grew 15%; had the value of the U.S. dollar remained constant with the prior year, revenues would have increased 16%. In the international regions, the growth reflected higher revenues in footwear, apparel and equipment.





The breakdown of revenues follows:

                                           Three Months Ended
                                              August 31,
                                           ___________________
                                                               %
                                         2000       1999    change
                                        ______     ______   _______

                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $934.9    $941.0     -1%
   APPAREL                                325.9     332.0     -2%
   EQUIPMENT AND OTHER                     91.1      58.7     55%
                                        _______   _______
     TOTAL U.S.A.                       1,351.9   1,331.7      2%

EUROPE REGION

   FOOTWEAR                               424.0     385.1     10%
   APPAREL                                296.7     294.6      1%
   EQUIPMENT AND OTHER                     54.8      50.9      8%
                                        _______   _______
     TOTAL EUROPE                         775.5     730.6      6%

ASIA PACIFIC REGION

   FOOTWEAR                               152.0     122.3     24%
   APPAREL                                 64.7      49.7     30%
   EQUIPMENT AND OTHER                     23.8      18.9     26%
                                        _______   _______
     TOTAL ASIA PACIFIC                   240.5     190.9     26%

AMERICAS REGION

   FOOTWEAR                               101.5      92.1     10%
   APPAREL                                 42.2      35.8     18%
   EQUIPMENT AND OTHER                      6.4       2.9    121%
                                        _______   _______
     TOTAL AMERICAS                       150.1     130.8     15%

                                        _______   _______
TOTAL NIKE BRAND                        2,518.0   2,384.0      6%

OTHER BRANDS                              118.7     117.1      1%

                                        _______   _______
TOTAL REVENUES                         $2,636.7  $2,501.1      5%
                                       ========  ========



     The gross margin percentage for the quarter was 40.5%, representing the third consecutive quarter in which that percentage was greater than 40%. Each region, and the footwear and apparel businesses, reported gross margin percentage improvements over the prior year, resulting in a 190 basis point improvement for the Company as a whole. Several factors contributed to the improved gross margin percentage from the previous year, including fewer apparel close-outs, improved retail margins, and improved apparel net pricing margins, driven primarily by a better product mix in Europe.

     Selling and administrative expenses increased $74.6 million versus the first quarter of last year. The largest factor in this increase was marketing spending related to two major sporting events this fiscal year: the 2000 European Soccer Championship and the 2000 Summer Olympics. Other significant factors included our continued investments in new retail outlets, the development of e-commerce, our supply chain initiatives and geographic expansion.

     Interest expense for the quarter increased from $10.0 million last year to $15.4 million this year, due to higher outstanding debt balances during the first quarter of fiscal year 2001 versus the first quarter of fiscal year 2000. The debt balances increased during fiscal year 2000 primarily to fund capital expenditures, share repurchases and the financing of inventory purchases previously financed by our trading partner, Nissho Iwai American Corporation
(NIAC), with whom we restructured our trading agreement in fiscal year 2000.

     Other income/expense was a net expense for the quarter of $20.0 million, up from a $7.0 million expense in the prior year. Foreign exchange losses were the largest driver of this increased expense.

     Our effective tax rate decreased from 38.0% in the first quarter of the prior year to 36.5% in the first quarter of this year. The drop was primarily due to increased utilization of tax loss carryforwards of certain foreign operations that recently turned profitable and lower taxes on a portion of foreign earnings that have been permanently reinvested offshore.


Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between September 2000 and January 2001 totaled $3.1 billion, essentially flat as compared to the same period last year.
These orders and the relative change in these orders between years are not necessarily indicative of the change in revenues that we will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at-once orders and varying cancellation rates. Exchange rate fluctuations will also cause differences in the comparisons.


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

     We have had a dedicated project team working on euro transition strategy since January 1998. We are in the process of making modifications to information echnology systems supporting marketing, order management, purchasing, invoicing, payroll, and cash management functions. Many of our systems are already euro compliant. Our plan is to have most systems converted to euro compliance by the end of calendar year 2000, well ahead of the end of the transitional period.

     We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at the retail level. Over the past year, we have been actively working to assess and, where necessary, adjust our pricing practices to operate effectively in this new environment. The introduction of the euro may also reduce currency exchange and hedging costs.

     The costs of adapting our systems and practices to the implementation of the euro are generally related to modification of existing systems, and are estimated to be approximately $8 million. These costs are being expensed as incurred. NIKE believes that the conversion to the euro will not have a material impact on our financial condition or results of operations.


Liquidity and Capital Resources

     Cash provided by operations in the first quarter of fiscal year 2001 was $175.9 million, a decrease of $147.5 million versus the first quarter of last year. While net income increased $10.0 million over the prior year, cash provided by operations was reduced by a $153.7 million increase in the use of cash for working capital. This change in working capital was due to a smaller increase in accounts payable and accrued liabilities in the first quarter of this year due to the timing of certain payments and the restructuring of our agreement with NIAC in fiscal year 2000.

     Capital expenditures for the first quarter of fiscal year 2001 were $69.6 million. A significant portion of this total expenditure was for computer equipment and software, driven by our supply chain initiative. We also continued to invest funds in the expansion of our world headquarters and the development of new warehouse facilities in Japan.

     Net cash provided by financing activities was $27.6 million. This reflected increased short-term borrowings incurred primarily to fund higher working capital balances than at May 31, 2000.

     We believe that the significant cash flow generated by operations, together with access to external sources of funds, will be adequate to meet our anticipated capital needs. Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $647.2 million outstanding at August 31, 2000.

     In the first quarter of fiscal year 2001, we purchased a total of 0.1 million shares of NIKE's Class B common stock for $5.9 million. These purchases were made under a four-year, $1 billion share repurchase program authorized by our Board of Directors at the beginning the current fiscal year. Funding for repurchases has, and is expected to continue to come primarily from operating cash flow. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

     Dividends per share of common stock for the first quarter of fiscal year 2001 remained at $.12 per share, the same level as the previous year.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the fiscal year ended May 31, 2000 regarding this matter.

Special Note Regarding Forward-Looking Statements and Analyst Reports

     Certain written and oral statements made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe, "anticipate," "expect," "estimate," "project," "will be," "will continue," "will result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; the size, timing and mix of purchases of NIKE's products; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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


                           Part II - Other Information

 .
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 18, 2000. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal 2001.

The voting results are as follows:

Election of Directors

                                       Votes Cast
                           For          Withheld     Broker
                                                    Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       96,163,342        -0-           -0-
Richard K. Donahue      96,163,342        -0-           -0-
Douglas G. Houser       96,163,342        -0-           -0-
John E. Jaqua           96,163,342        -0-           -0-
Philip H. Knight        96,163,342        -0-           -0-
Charles W. Robinson     96,163,342        -0-           -0-
A. Michael Spence       96,163,342        -0-           -0-
John R. Thompson, Jr.   96,163,342        -0-           -0-

Elected by holders of
Class B Common Stock:

Thomas E. Clarke        138,126,398    4,926,029        -0-
Jill K. Conway          140,280,337    2,772,090        -0-
Delbert J. Hayes        138,150,327    4,902,100        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Amend 1990 Stock Incentive Plan

Class A and Class B
Common Stock Voting
Together                 160,005,178    53,171,718     797,362     26,241,511

Proposal 3 -
Reapprove Executive Performance
Sharing Plan

Class A and Class B
Common Stock Voting
Together                 235,132,770     4,272,050     812,542        -0-

Proposal 4 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 239,486,410       136,448      594,510        -0-



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

   10.5 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*

   10.6 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*

   10.7 NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*

   10.8 Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual Report on Form 10-K for he fiscal year ended May 31, 1994).*

   12.1 Computation of Ratio of Earnings to Charges.

   27   Financial Data Schedule.

* Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending August 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:/s/ Donald W. Blair
                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  October 16, 2000