Form 10-Q
period 2000-11-30
NIKE INC
filed 2001-01-16
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2000 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 2000 were:
                                  _________________

                    Class A          99,198,499

                    Class B         170,456,096
                                    -----------
                                    269,654,595
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Nov. 30,      May 31,
                                                         2000         2000
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  325.5     $  254.3
     Accounts receivable                                1,509.1      1,567.2
     Inventories (Note 4)                               1,373.6      1,446.0
     Deferred income taxes                                113.2        111.5
     Income taxes receivable                                 -           2.2
     Prepaid expenses                                     183.3        215.2
                                                       ________     ________

     Total current assets                               3,504.7      3,596.4

Property, plant and equipment                           2,482.8      2,393.8
     Less accumulated depreciation                        873.0        810.4
                                                       ________     ________

                                                        1,609.8      1,583.4

Identifiable intangible assets and goodwill               404.2        410.9
Deferred income taxes and other assets                    258.8        266.2
                                                       ________     ________

                                                       $5,777.5     $5,856.9
                                                       ========     ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $      -     $   50.1
     Notes payable                                        924.3        924.2
     Accounts payable                                     335.5        543.8
     Accrued liabilities                                  519.6        621.9
     Income taxes payable                                  67.8            -
                                                       ________     ________

          Total current liabilities                     1,847.2      2,140.0

Long-term debt                                            466.2        470.3
Deferred income taxes and other liabilities               112.4        110.3
Commitments and contingencies (Note 6)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-99.2 and
            99.2 shares outstanding                         0.2          0.2
          Class B-170.5 and 170.4 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    391.7        369.0
     Unearned stock compensation                          (14.0)       (11.7)
     Accumulated other comprehensive income              (142.9)      (111.1)
     Retained earnings                                  3,113.8      2,887.0
                                                       ________     ________

                                                        3,351.4      3,136.0
                                                       ________     ________

                                                       $5,777.5     $5,856.9
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.
NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended            Year to Date Ending
                                            November 30,                 November 30,
                                        __________________             _________________

                                         2000        1999               2000        1999
                                         ____        ____               ____        ____

                                              (in millions, except per share data)
Revenues                              $2,198.7    $2,059.7            $4,835.5    $4,560.8
                                      _________   _________           _________   _________
Costs and expenses:
     Cost of sales                     1,327.3     1,238.0             2,896.6     2,772.6
     Selling and administrative          673.1       624.8             1,374.2     1,251.4
     Interest                             16.7         6.7                32.1        16.7
     Other (income) expense               (6.4)       16.8                13.6        23.7
                                      _________   _________           _________   __________

                                       2,010.7     1,886.3             4,316.5     4,064.4
                                      _________   _________           _________   __________

Income before income taxes               188.0       173.4               519.0       496.4

Income taxes                              68.6        65.9               189.4       188.6
                                      _________   __________          _________   __________

Net income                            $  119.4   $   107.5            $  329.6    $  307.8
                                      =========   ==========          =========   ==========

Basic earnings per common share       $   0.44   $    0.39            $   1.22    $   1.10
(Note 3)                               =========   =========          =========   ==========
Diluted earnings per common share     $   0.44   $    0.38            $   1.21    $   1.09
(Note 3)                               =========   =========          =========   ==========
Dividends declared per common share   $   0.12   $    0.12            $   0.24    $   0.24
                                       =========   =========          =========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.


                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                             November 30,
                                                          _________________

                                                          2000         1999
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 329.6      $307.8
Income charges (credits) not
          affecting cash:
          Depreciation                                      92.5        91.0
          Deferred income taxes                             (2.0)       (0.8)
          Amortization and other                            14.8        20.4
          Changes in other working capital
            components                                    (128.9)      147.7
                                                         _______      _______

          Cash provided by operations                      306.0       566.1
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (151.3)     (244.6)
          Disposals of property, plant and
            equipment                                        6.0         6.1
          Increase in other assets                          (6.6)      (13.8)
          Increase in other liabilities                      6.4         3.5
                                                          _______     _______

          Cash used by investing activities               (145.5)     (248.8)
                                                          _______     _______

Cash provided (used) by financing activities:
          Additions in long-term debt                        0.1         0.1
          Reductions in long-term debt
            including current portion                      (50.4)       (1.4)
          Increase in notes payable                           -        149.8
          Proceeds from exercise of options                 14.9        27.2
          Repurchase of stock                              (39.0)     (371.1)
          Dividends - common and preferred                 (64.8)      (67.5)
                                                          _______     _______

          Cash used by financing activities               (139.2)     (262.9)
                                                          _______     _______

Effect of exchange rate changes on cash                     49.9          .5
Net increase in cash and equivalents                        71.2        54.9
Cash and equivalents, May 31, 2000 and 1999                254.3       198.1
                                                         _______      _______

Cash and equivalents, November 30, 2000
  and 1999                                               $ 325.5      $253.0
                                                         =======      =======

Non-cash investing and financing activity:
         Assumption of long-term debt to acquire
           property, plant, and equipment                $    -       $108.9
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the six (6) months ended November 30, 2000 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Comprehensive Income:
         __________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended            Six Months Ended
                                 November 30,                  November 30,
                              __________________            _________________

                               2000        1999              2000         1999
                               ____        ____              ____         ____

                                               (in millions)

Net Income                    $119.4      $107.5             $329.6      $307.8
Change in Cumulative
  Translation Adjustment       (15.5)       (4.0)             (28.2)      (15.5)
Change in Unrealized
  Loss in Securities              .2           -               (3.6)          -
                              _______     _______            _______     _______

Total Comprehensive Income    $104.1      $103.5             $297.8      $292.3
                              =======     =======            =======     =======

NOTE 3 - Net income per common share:
         ___________________________

     Basic and diluted earnings per share are calculated in accordance with SFAS 128, "Earnings per Share." This standard requires that basic earnings per share be calculated using the average common shares outstanding. Diluted earnings per share are calculated by taking into consideration the dilutive effect of issued and outstanding stock options. Options to purchase 9.7 million and 5.4 million shares of common stock were outstanding at November 30, 2000 and November 30, 1999, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. The following represents a reconciliation from basic earnings per share to diluted earnings per share:

                              Three Months Ended             Six Months Ended
                                 November 30,                  November 30,
                              __________________             _________________

                               2000         1999             2000        1999
                               ____         ____             ____        ____

                                      (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                269.8        277.3           269.8        279.2
   Assumed conversion of
     dilutive stock options
     and awards                   3.4          3.9             3.7          4.2
                               ______       ______           ______      ______

Diluted average common
   shares outstanding           273.2        281.2            273.5       283.4
                               ======       ======           ======      ======

Basic earnings per
   common share                $ 0.44       $ 0.39           $1.22       $1.10
                               ======       ======           ======      ======
Diluted earnings per
   common share                $ 0.44       $ 0.38           $1.21       $1.09
                               ======       ======           ======      ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          2000         2000
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,350.4     $1,416.6
                    Work-in-progress        12.8         17.3
                    Raw materials           10.4         12.1
                                        ________     ________

                                        $1,373.6     $1,446.0
                                        ========     ========

NOTE 5 - Operating Segments:

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE Brand sales activity. Other Brands as shown below represent activity for Cole-Haan Holdings, Inc., Bauer NIKE Hockey, Inc., and NIKE IHM, Inc. and are considered immaterial for individual disclosure. In prior years, the Company's operations in Africa were included in the Americas region, but effective June 1, 2000, these operations are included in the EMEA (Europe, Middle East, and Africa) region. Africa information and certain other prior year segment information has been reclassified to conform with current year presentation. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the enterprise's internal organization. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                      Three Months Ended           Six Months Ended
                                          November 30,                November 30,
                                      __________________           _________________

                                       2000        1999             2000        1999
                                       ____        ____             ____        ____
Net Revenue
USA                                   $1,131.1    $1,078.6         $2,483.0    $2,410.3
EMEA                                     512.1       500.4          1,287.6     1,231.0
ASIA PACIFIC                             292.1       242.6            532.6       433.5
AMERICAS                                 147.6       129.4            297.7       260.2
OTHER BRANDS                             115.8       108.7            234.6       225.8
                                      _________   _________        _________    ________
                                      $2,198.7    $2,059.7         $4,835.5     $4,560.8
                                      =========   =========        ========     ========

Contribution Profit
USA                                   $  208.6    $  193.7         $  497.2     $  466.5
EMEA                                      70.2        66.0            219.9        217.5
ASIA PACIFIC                              68.6        44.4            109.0         68.4
AMERICAS                                  32.2        20.5             59.1         41.3
OTHER BRANDS                              15.3        19.9             34.0         39.9
CORPORATE                               (190.2)     (164.4)          (368.0)      (320.5)
                                      _________   _________        __________    ________
                                      $  204.7    $  180.1         $  551.2      $  513.1
                                      =========   =========        ==========    ========

                                       Nov. 30,     May 31,
                                        2000         2000
                                      _________   __________

Accounts Receivable, net
USA                                   $  556.9    $  564.8
EMEA                                     473.8       529.9
ASIA PACIFIC                             164.8       200.8
AMERICAS                                 156.1       123.0
OTHER BRANDS                             129.8       121.0
CORPORATE                                 27.7        27.7
                                      _________   _________
                                      $1,509.1    $1,567.2
                                      =========   =========

Inventories, net
USA                                   $  692.0    $  736.5
EMEA                                     312.7       357.4
ASIA PACIFIC                             129.9       115.9
AMERICAS                                  65.9        65.5
OTHER BRANDS                             143.5       141.4
CORPORATE                                 29.6        29.3
                                      _________   _________
                                      $1,373.6    $1,446.0
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  269.9    $ 271.6
EMEA                                      214.4      240.4
ASIA PACIFIC                              431.4      426.4
AMERICAS                                   16.6       18.2
OTHER BRANDS                              111.6      114.4
CORPORATE                                 565.9      512.4
                                      _________   _________
                                       $1,609.8   $1,583.4
                                      =========   =========


NOTE 6 - Commitments and contingencies:
         _____________________________

     At November 30, 2000, the Company had letters of credit outstanding totaling $804.4 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________


     Net income for the second quarter of fiscal year 2001 was $119.4 million, an 11% increase over the $107.5 million reported in the second quarter of fiscal year 2000. Fiscal year-to-date net income increased 7% to $329.6 million. The increase in net income for the second quarter was driven by a 7% increase in revenues and by favorable other income/expense results. These factors were partially offset by a 30 basis point reduction in gross margin percentage, increased selling and administrative expenses and higher interest expense. The 7% increase in year-to-date net income was driven by a 6% increase in revenues, a 90 basis point improvement in gross margin percentage and foreign exchange gains reported in other income/expense. These factors were partially offset by increased selling and administrative expenses, and higher interest expense. Diluted earnings per share increased 16% in the quarter and 11% year-to-date. Due to share repurchases, fewer shares were outstanding at the end of the second quarter of fiscal 2001 than at the end of the year-ago quarter. As a result, earnings per share grew faster than net income.

     Had foreign currency exchange rates remained constant, increases in revenues for the quarter and fiscal year-to-date of 7% and 6%, respectively, would have been 12% and 10%, respectively. The lower real dollar increases primarily reflected the impact of the continued strength of the U.S. dollar against the euro.

     Each geographic region achieved revenue growth in the quarter and in the first half of the fiscal year. The U.S. region, which represents 54% of NIKE brand revenues, grew 5% in the quarter and 3% year-to-date. For the quarter, U.S. footwear revenues declined 2% while apparel revenues grew 13%. Year-to-date, U.S. footwear revenues declined 1% while apparel revenues grew 5%. U.S. equipment revenues grew 63% and 59%, respectively, for the second quarter and year-to-date periods. Equipment revenues represented approximately 7% of U.S. region revenues during these periods. Second quarter revenues in the U.S. reflect footwear declines in the moderate price segments, but better performance in the athletic specialty and urban accounts; apparel sales recovery and growth, particularly in the team replica and women's apparel business; and strong equipment sales growth driven by the increased popularity of our golf balls, bags and socks.

     International regions accounted for 46% of NIKE brand revenues in the second quarter, up from 45% in the second quarter of the previous fiscal year. Footwear, apparel and equipment revenues increased in all international regions during the quarter and fiscal year-to-date. For the quarter, revenues in the Europe, Middle East and Africa ("EMEA") region grew 2%, reflecting a 23% increase in constant dollars partially offset by the effects of the weak euro. Year-to-date, revenues in this region grew 5%, an increase of 21% in constant dollars. These results reflected growth in the footwear, apparel and equipment businesses, driven by the strength of our brand across the region. In the Asia Pacific region, revenues grew 20% in the quarter, an increase of 22% in constant dollars. Year-to-date, revenues in this region grew 23%, an increase of 21% in constant dollars. These results reflected strong footwear, apparel and equipment sales in most countries in the region. Revenue growth in Japan was especially strong. In the Americas region, revenues grew 14% both in real and constant dollars in the quarter. Year-to-date revenues in this region were also 14% higher this year, 15% on a constant dollar basis. The strength of the brand in Mexico and across the region, combined with the conversion benefits of the 1999 of Brazil footwear sales from distributors to direct NIKE sales, drove this revenue growth.

     Compared to last year, other brands revenue (which includes Bauer NIKE Hockey and Cole Haan) increased 7% for the quarter and 4% for the fiscal year-to-date period.




The breakdown of revenues follows:

                                           Three Months Ended               Year to Date Ending
                                              November 30,                     November 30,
                                           ___________________              _________________
                                                               %                               %
                                         2000       1999    change        2000       1999    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $705.0    $722.9     -2%       $1,640.0    $1,663.9    -1%
   APPAREL                                346.6     307.0     13%          672.5       639.0     5%
   EQUIPMENT AND OTHER                     79.5      48.7     63%          170.5       107.4    59%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,131.1   1,078.6      5%        2,483.0     2,410.3     3%

EMEA REGION

   FOOTWEAR                               253.3     246.2      3%          677.2       631.3     7%
   APPAREL                                218.0     215.2      1%          514.7       509.8     1%
   EQUIPMENT AND OTHER                     40.8      39.0      5%           95.7        89.9     6%
                                        _______   _______               ________    ________
     TOTAL EMEA                           512.1     500.4      2%        1,287.6     1,231.0     5%

ASIA PACIFIC REGION

   FOOTWEAR                               153.3     130.9     17%          305.3       253.1    21%
   APPAREL                                115.9      96.0     21%          180.6       145.7    24%
   EQUIPMENT AND OTHER                     22.9      15.7     46%           46.7        34.7    35%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   292.1     242.6     20%          532.6       433.5    23%

AMERICAS REGION

   FOOTWEAR                               100.8      89.9     12%          202.3       181.9    11%
   APPAREL                                 40.0      36.5     10%           82.2        72.3    14%
   EQUIPMENT AND OTHER                      6.8       3.0    127%           13.2         6.0   120%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       147.6     129.4     14%          297.7       260.2    14%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        2,082.9   1,951.0      7%        4,600.9     4,335.0     6%

OTHER BRANDS                              115.8     108.7      7%          234.6       225.8     4%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,198.7  $2,059.7      7%       $4,835.5    $4,560.8     6%
                                       ========  ========               ========    ========


     The gross margin percentage for the second quarter was 39.6% compared to 39.9% in the second quarter of the previous fiscal year. The primary driver of this reduction was foreign exchange rates. Our international revenues are primarily denominated in foreign currencies whereas a substantial portion of our product costs are denominated in U.S. dollars. We hedge most significant foreign exchange exposures through foreign exchange contracts, but the entire impact of foreign exchange rates, positive or negative, may not immediately affect the prices we charge customers. For the second quarter, foreign exchange rates adversely affected results in the EMEA region; however this was partially offset by positive exchange rate effects in the Asia Pacific and Americas regions.

     On a global basis, footwear experienced gross margin percentage reductions while apparel experienced improved gross margins in the quarter. Equipment gross margins did not change significantly. Foreign exchange rates were the most significant factor generating reductions in footwear gross margins. Although some apparel is purchased locally and therefore not subject to foreign currency fluctuations, apparel margins were still negatively affected by changes in foreign exchange rates. However, fewer close-outs, improved retail margins, and higher net pricing margins (largely the result of a better product mix in EMEA) drove a net improvement in worldwide apparel margins for the quarter.

     The fiscal year-to-date gross margin percentage was 40.1%, compared to 39.2% for the same period in the previous fiscal year. This increase is attributable to improvements in the U.S., Asia Pacific and America regions offset by lower margins for the EMEA region. The effect of foreign exchange rates was the most significant factor on regional gross margins for this period. On a global basis, apparel gross margins improved while equipment reported reduced gross margins. Footwear gross margins did not change significantly. The factors leading to the improvements in apparel gross margins for the fiscal year-to-date period were the same as described above. The equipment gross margin percentage was adversely affected by higher close-outs and lower net pricing margins.

     Selling and administrative expenses increased for both the quarter and fiscal year-to-date period compared to the prior year. For the quarter, these expenses were up 8% to $673.1 million, and year-to-date they were up 10% to $1,374.2 million. The increases, for both the quarter and the year-to-date period, were driven primarily by incremental spending for marketing and operational initiatives undertaken to achieve future revenue growth and profitability. Marketing initiatives focused on the 2000 Summer Olympics, the 2000 European Soccer Championships, and soccer investments in the Americas region, where we have increased our on-field presence through additional club and individual player sponsorships. Operational initiatives included continued expansion of new retail outlets; the development of e-commerce; investments in systems and processes supporting our worldwide supply chain; and expansion of NIKE distribution to territories formerly served by independent distributors. Partially offsetting these increases was a reduction in bad debt expense.

     Second quarter interest expense increased by $10.0 million versus last year, to $16.7 million. Fiscal year-to-date interest expense increased $15.4 million versus last year, to $32.1 million. The increases in current quarter and year-to-date interest costs were due to higher average levels of debt in the first half of fiscal 2001 versus the prior year. The Company increased debt during the second half of fiscal 2000, primarily to fund capital expenditures, repurchase stock, and finance inventory previously financed by our trading partner, Nissho Iwai American Corporation. See the Liquidity and Capital Resources discussion following for more information on debt balances.

     Other income/expense for the quarter was net income of $6.4 million, compared to net expense for the same quarter of last year of $16.8 million. Year-to-date, other income/expense was net expense of $13.6 million, compared to $23.7 million in the prior year. The improvement for both the quarter and year-to-date is primarily attributable to gains from hedging intercompany charges and net gains from the impact of foreign currency exchange rate fluctuations on recorded assets and liabilities. These assets and liabilities include amounts due to and from third parties, intercompany assets and liabilities, and foreign exchange contracts. The hedging of intercompany charges generally produces gains in an environment where the U.S. dollar is strengthening, and losses in an environment where the U.S. dollar is weakening, based on how and when the intercompany charges are computed and ultimately paid. The effects of fluctuations between the British pound and the euro, and between the euro and the U.S. dollar, were the most significant.

     Our tax rate for the quarter and year-to-date was 36.5%. This rate compares to 38.0% for the quarter and year-to-date period in the prior year. This decrease was primarily due to increased utilization of tax loss carryforwards of certain foreign operations and lower taxes on a portion of foreign earnings that have been permanently reinvested offshore.

Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery between December 2000 and April 2001 totaled $3.6 billion, 1% lower than the same period last year. On a constant dollar basis, worldwide futures and advance orders for these same periods were 3% higher in the current year. These orders and the relative change in these orders between years are not necessarily indicative of the change in revenues that we will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at-once orders, and varying cancellation rates. Foreign currency exchange rate fluctuations can also cause differences in the comparisons.

Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's new common currency, the euro. During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, euro denominated bills and coins will be issued; the legacy currencies will be completely withdrawn from circulation on June 30, 2002.

     We have had a dedicated project team working on the euro transition strategy since January 1998. We have made modifications to information technology systems supporting marketing, order management, purchasing, invoicing, payroll, and cash management functions, in order to make them euro compliant. All major systems have been converted and are euro compliant, well ahead of the end of the transitional period.

     We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at the retail level. Over the past year and a half, we have been actively working to assess and, where necessary, adjust pricing practices to operate effectively in this new environment.

     The costs of adapting our systems and practices to the implementation of the euro were generally related to the modification of existing systems and total approximately $8 million. These costs were expensed as incurred. NIKE believes that the conversion to the euro will not have a material impact on our financial condition or results of operations.

Recently Issued Accounting Standard

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). In May 1999, the Financial Accounting Standards Board delayed the required implementation date by one year, extending our implementation date to June 1, 2001. In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities--an Amendment of FASB Statement No. 133" (FAS 138). FAS 133, as amended, will require us to recognize all derivatives on the balance sheet at fair value. We will record changes in the fair value of derivatives in current earnings or other comprehensive income, depending on the intended use of the derivative and any resulting designation. We will recognize the ineffective portion of all hedges in current-period earnings. Management is in the process of determining the complete effect that the adoption of FAS 133 will have on NIKE's results of operations and financial position. The significance of the FAS 133 transition adjustment is contingent upon the fair values of derivatives outstanding on adoption date and the impact the changes in accounting will have on balances recorded as of the transition date. Because this information is based on future market rates and both current and future transactions, no determination of the materiality of the adjustment can be made at this time.

Liquidity and Capital Resources

     Our financial position remained strong at November 30, 2000. Compared to May 31, 2000, shareholders' equity increased by 7% to $3.4 billion. Working capital increased 14% to $1.7 billion and the current ratio was 1.90:1 at November 30, 2000 compared to 1.68:1 at May 31, 2000. The increase in working capital and the increase in current ratio resulted primarily from lower current liabilities than at May 31, 2000.

     Cash provided by operations for the six-month period ended November 30, 2000 was $306.0 million, which was a decrease of $260.1 million from the same period last year, despite increased net income of $21.8 million in the current period. The decrease in operating cash flow occurred due to variances in our working capital. During the six-month period ended November 30, 2000 other working capital components increased $128.9 million whereas in the six-month period ended November 30, 1999 other working capital components decreased by $147.7 million.

     Total cash flows used by investing activities during the six month period were $145.5 million. A significant portion of this total expenditure was for computer equipment and software, driven by our supply chain initiative; investments in new retail outlets; and the continued expansion of our world headquarters.

     Net cash flows used by financing activities for the six months ended November 30, 2000 were $139.2 million. This amount included uses of cash for stock repurchases, dividends to shareholders and payment of a maturing note payable. This was partially offset by proceeds from employee stock option exercises.

     We believe that the significant cash flow generated by operations, together with access to external sources of funds, will be adequate to meet our anticipated capital needs. We maintain significant short and long-term lines of credit with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $735.1 million outstanding at November 30, 2000. During the second quarter, we entered into a new $1.25 billion committed credit facility with a group of banks: $750.0 million has a maturity of 364 days from the borrowing date and $500.0 million has a maturity of five years from the borrowing date. To date, we have not borrowed against the facility. Each year both facilities can be extended for an additional year. Our long-term debt rating is now A2 and A by Moody's Investor Service and Standard and Poor's Corporation, respectively.

     In the second quarter of fiscal year 2001, we purchased a total of 0.9 million shares of NIKE's Class B common stock for $33 million. These purchases were made under a four-year, $1 billion share repurchase program authorized by our Board of Directors at the beginning the current fiscal year. Funding for repurchases has, and is expected to continue to come primarily from operating cash flow. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

     Dividends per share of common stock for the second quarter of fiscal year 2001 remained at $0.12 per share, the same level as the previous year.



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

   10.1 Credit Agreement dated as of November 17, 2000 among NIKE, Inc.,
        Bank of America, N.A., individually and as Agent, and the other banks party thereto.

   10.2 Form of non-employee director Stock Option Agreement.

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

  (b) Reports on Form 8-K:

      No reports on Form 8-K were filed during the fiscal quarter ending November 30, 2000.

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


DATED:  January 16, 2001