Form 10-Q
period 2001-02-28
NIKE INC
filed 2001-04-16
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended February 28, 2001 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 2001 were:
                                  _________________

                    Class A          99,148,499

                    Class B         172,049,290
                                    -----------
                                    271,197,789
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       Feb. 28,      May 31,
                                                         2001         2000
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  185.9     $  254.3
     Accounts receivable                                1,669.7      1,567.2
     Inventories (Note 4)                               1,505.4      1,446.0
     Deferred income taxes                                112.7        111.5
     Income taxes receivable                                 -           2.2
     Prepaid expenses                                     187.1        215.2
                                                       ________     ________

     Total current assets                               3,660.8      3,596.4

Property, plant and equipment                           2,537.0      2,393.8
     Less accumulated depreciation                        915.4        810.4
                                                       ________     ________

                                                        1,621.6      1,583.4

Identifiable intangible assets and goodwill               400.6        410.9
Deferred income taxes and other assets                    283.2        266.2
                                                       ________     ________

                                                       $5,966.2     $5,856.9
                                                       ========     ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $      -     $   50.1
     Notes payable                                        879.4        924.2
     Accounts payable                                     482.6        543.8
     Accrued liabilities                                  486.1        621.9
     Income taxes payable                                  96.9            -
                                                       ________     ________

          Total current liabilities                     1,945.0      2,140.0

Long-term debt                                            452.9        470.3
Deferred income taxes and other liabilities               112.3        110.3
Commitments and contingencies (Note 6)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-99.1 and
            99.2 shares outstanding                         0.2          0.2
          Class B-172.0 and 170.4 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    428.9        369.0
     Unearned stock compensation                          (12.5)       (11.7)
     Accumulated other comprehensive income              (123.4)      (111.1)
     Retained earnings                                  3,159.9      2,887.0
                                                       ________     ________

     Total shareholders' equity                         3,455.7      3,136.0
                                                       ________     ________

                                                       $5,966.2     $5,856.9
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                      NIKE, Inc.

                     CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended             Year to Date Ending
                                       February 28 and 29,            February 28 and 29,
                                       ___________________            ___________________

                                         2001        2000               2001        2000
                                         ____        ____               ____        ____

                                              (in millions, except per share data)
Revenues                              $2,170.1    $2,161.6            $7,005.5    $6,722.4
                                      _________   _________           _________   _________
Costs and expenses:
     Cost of sales                     1,341.5     1,286.4             4,238.1     4,059.0
     Selling and administrative          660.2       632.4             2,034.4     1,883.8
     Interest                             14.0        13.9                46.1        30.6
     Other (income) expense                6.2        (0.2)               19.7        23.5
                                      _________   _________           _________   __________

                                       2,021.9     1,932.5             6,338.3     5,996.9
                                      _________   _________           _________   __________

Income before income taxes               148.2       229.1               667.2       725.5

Income taxes                              50.8        83.8               240.2       272.4
                                      _________   __________          _________   __________

Net income                            $   97.4   $   145.3            $  427.0    $  453.1
                                      =========   ==========          =========   ==========

Basic earnings per common share       $   0.36   $    0.53            $   1.58    $   1.63
(Note 3)                               =========   =========          =========   ==========
Diluted earnings per common share     $   0.35   $    0.52            $   1.56    $   1.61
(Note 3)                               =========   =========          =========   ==========
Dividends declared per common share   $   0.12   $    0.12            $   0.36    $   0.36
                                       =========   =========          =========   ==========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                          February 28 and 29,
                                                          _________________

                                                          2001         2000
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 427.0      $453.1
          Income charges (credits) not
            affecting cash:
            Depreciation                                   144.6       138.3
            Deferred income taxes                           (1.3)       (3.5)
            Amortization and other                          22.4        29.1
          Changes in other working capital
            components                                    (264.7)     (179.3)
                                                         _______      _______

          Cash provided by operations                      328.0       437.7
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (227.5)     (329.6)
          Disposals of property, plant and
            equipment                                        7.7        16.3
          Increase in other assets                         (32.6)      (40.8)
          Increase in other liabilities                      6.5         5.3
                                                          _______     _______

          Cash used by investing activities               (245.9)     (348.8)
                                                          _______     _______

Cash provided (used) by financing activities:
          Reductions in long-term debt
            including current portion                      (50.4)       (1.6)
          (Decrease)increase in notes payable              (44.8)      383.6
          Proceeds from exercise of options                 53.9        29.5
          Repurchase of stock                              (39.0)     (483.7)
          Dividends on common stock                        (97.2)     (100.5)
                                                          _______     _______

          Cash used by financing activities               (177.5)     (172.7)
                                                          _______     _______

Effect of exchange rate changes on cash                     27.0        45.1
Net decrease in cash and equivalents                       (68.4)      (38.7)
Cash and equivalents, May 31, 2000 and 1999                254.3       198.1
                                                         _______      _______

Cash and equivalents, February 28 and 29, 2001
  and 2000                                               $ 185.9      $159.4
                                                         =======      =======

Non-cash investing and financing activity:
         Assumption of long-term debt to acquire
           property, plant, and equipment                $    -       $108.9
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of significant accounting policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period(s). The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report to shareholders. The results of operations for the nine (9) months ended February 28, 2001 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                              Three Months Ended            Nine Months Ended
                              February 28 and 29,           February 28 and 29,
                              __________________            __________________

                               2001        2000              2001         2000
                               ____        ____              ____         ____

                                               (in millions)

Net Income                    $ 97.4      $145.3             $427.0      $453.1
Change in Cumulative
  Translation Adjustment        19.7        (6.3)              (8.5)      (21.8)
Change in Unrealized
  Gain/Loss in Securities       (1.5)        7.6               (3.8)        7.6
                              _______     _______            _______     _______

Total Comprehensive Income    $115.6      $146.6             $414.7      $438.9
                              =======     =======            =======     =======

NOTE 3 - Earnings per common share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 9.1 million and 5.5 million shares of common stock were outstanding at February 28, 2001 and February 29, 2000, respectively but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                              Three Months Ended            Nine Months Ended
                              February 28 and 29,           February 28 and 29,
                              __________________            __________________

                               2001         2000             2001        2000
                               ____         ____             ____        ____

                                      (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                270.9        274.1           270.2        277.6
   Assumed conversion of
     dilutive stock options
     and awards                   3.7          2.8             3.7          3.6
                               ______       ______           ______      ______

Diluted average common
   shares outstanding           274.6        276.9            273.9       281.2
                               ======       ======           ======      ======

Basic earnings per
   common share                $ 0.36       $ 0.53           $1.58       $1.63
                               ======       ======           ======      ======
Diluted earnings per
   common share                $ 0.35       $ 0.52           $1.56       $1.61
                               ======       ======           ======      ======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          2001         2000
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,478.1     $1,416.6
                    Work-in-progress        16.8         17.3
                    Raw materials           10.5         12.1
                                        ________     ________

                                        $1,505.4     $1,446.0
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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                      Three Months Ended           Nine Months Ended
                                      February 28 and 29,          February 28 and 29,
                                      __________________           __________________

                                       2001        2000             2001        2000
                                       ____        ____             ____        ____
Net Revenue
USA                                  $1,088.7    $1,161.1         $3,571.6    $3,571.4
EMEA                                    609.9       571.0          1,897.5     1,801.9
ASIA PACIFIC                            275.0       254.0            807.6       687.6
AMERICAS                                109.4        97.6            407.1       357.8
OTHER BRANDS                             87.1        77.9            321.7       303.7
                                     _________   _________        _________    ________
                                     $2,170.1    $2,161.6         $7,005.5     $6,722.4
                                     =========   =========        ========     ========

Contribution Profit
USA                                  $  185.8    $  231.6         $  682.9     $  698.1
EMEA                                     95.0       116.2            314.9        333.7
ASIA PACIFIC                             51.3        38.2            160.4        106.7
AMERICAS                                  6.3         8.1             65.5         49.4
OTHER BRANDS                             (2.5)       16.4             31.5         56.2
CORPORATE                              (173.7)     (167.5)          (541.9)      (488.0)
                                     _________   _________        __________    ________
                                     $  162.2    $  243.0         $  713.3      $  756.1
                                     =========   =========        ==========    ========

                                       Feb. 28,     May 31,
                                        2001         2000
                                      _________   __________

Accounts Receivable, net
USA                                   $  645.5    $  564.8
EMEA                                     605.3       529.9
ASIA PACIFIC                             150.7       200.8
AMERICAS                                 131.6       123.0
OTHER BRANDS                             107.6       121.0
CORPORATE                                 29.0        27.7
                                      _________   _________
                                      $1,669.7    $1,567.2
                                      =========   =========

Inventories, net
USA                                   $  721.5    $  736.5
EMEA                                     370.7       357.4
ASIA PACIFIC                             153.8       115.9
AMERICAS                                  71.0        65.5
OTHER BRANDS                             156.5       141.4
CORPORATE                                 31.9        29.3
                                      _________   _________
                                      $1,505.4    $1,446.0
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  267.4    $ 271.6
EMEA                                      221.8      240.4
ASIA PACIFIC                              416.6      426.4
AMERICAS                                   15.9       18.2
OTHER BRANDS                              111.9      114.4
CORPORATE                                 588.0      512.4
                                      _________   _________
                                       $1,621.6   $1,583.4
                                      =========   =========



NOTE 6 - Commitments and contingencies:
         _____________________________

     At February 28, 2001, the Company had letters of credit outstanding totaling $601.6 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income for the third quarter of fiscal year 2001 was $97.4 million, a 33% decrease from fiscal year 2000 third quarter earnings of $145.3 million. Revenues were essentially flat with the prior year, gross margin declined 5%, and selling and administrative expenses increased 4%. Revenue and gross margin were affected by lower demand in the U.S. footwear business, supply chain disruptions, and the weakness of the euro against the U.S. dollar, factors which are discussed further below.

     Fiscal year-to-date net income was $427.0 million, a 6% decrease from the prior year. Although year-to-date revenues were 4% above the year-ago period, gross margin declined as a percentage of revenue while selling and administrative expense and interest expense increased 8% and 51%, respectively.

     Quarterly diluted earnings per share decreased 33% to $0.35, and year-to-date diluted earnings per share decreased 3% to $1.56. The percentage decline in year-to-date earnings per share was lower than the decline in year-to-date net income due to share repurchases in the fourth quarter of fiscal year 2000 and the first three quarters of fiscal year 2001, which reduced the number of shares outstanding.

     Consolidated revenues were essentially flat for the quarter and grew 4% on a year-to-date basis. Had foreign exchange rates remained constant with the prior year, revenues would have grown 4% in the quarter and 8% in the year-to-date period. The lower real dollar growth rates primarily reflected the effect of the continued strength of the U.S. dollar against the euro.

     U.S. NIKE brand revenues, which represented 52% of total Nike brand revenues for the quarter, decreased 6% in the quarter and were flat for the year-to-date period, reflecting lower footwear revenues. Lower demand, particularly in the mid-range price segment, and supply chain disruptions resulting from the implementation of a new global demand and supply planning system, drove the decrease in footwear revenues. The supply chain disruptions resulted in product excesses as well as product shortages and late deliveries in the third quarter. We expect that these disruptions will continue to affect revenues through the first half of fiscal year 2002 as we continue to liquidate excess inventories created by the supply chain disruptions.

     While U.S. footwear revenues decreased, both U.S apparel and U.S. equipment revenues increased during the quarter, by 11% and 50%, respectively. On a year-to-date basis, U.S. apparel improved by 7% and U.S. equipment improved by 56%, reflecting increased demand in both of these businesses.

     International revenues represented 48% of NIKE brand revenues in the third quarter, and increased 8% as compared to the third quarter of fiscal year 2000. International revenues improved 9% on a year-to-date basis. In constant dollars, international revenues increased 17% for the quarter and 19% for the year-to-date period. Third quarter revenues grew in all three international regions, EMEA (Europe, the Middle East, and Africa), Asia Pacific, and the Americas (Canada, Mexico, Central and South America) and in each NIKE brand business unit-footwear, apparel, and equipment.

     In EMEA, quarterly revenues increased 18% in constant dollars, reflecting footwear revenue growth of 17%, apparel revenue growth of 18%, and equipment revenue growth of 18%. Reported revenues for the quarter and year-to-date period grew 7% and 5%, respectively. In Asia Pacific, third quarter revenues grew 16% in constant dollars, reflecting footwear revenue growth of 13%, apparel revenue growth of 17%, and equipment revenue growth of 35%. Reported revenues for the quarter and year-to-date period increased 8% and 17%, respectively. In the Americas region, quarterly revenues increased 15% in constant dollars; footwear revenues grew 9%, apparel revenues grew 17%, and equipment revenues grew 158%. Reported revenues for the quarter and year-to-date period increased 12% and 14%, respectively.

     Compared to fiscal year 2000, revenue from non-Nike brands (including Bauer NIKE Hockey and Cole Haan) increased 12% for the quarter and 6% for the year-to-date period.





The breakdown of revenues follows:

                                           Three Months Ended              Year to Date Ending
                                           February 28 and 29,             February 28 and 29,
                                           ___________________             __________________
                                                               %                               %
                                         2001       2000    change        2001       2000    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $734.3    $858.9    -15%       $2,374.3    $2,522.8    -6%
   APPAREL                                278.9     251.8     11%          951.4       890.8     7%
   EQUIPMENT AND OTHER                     75.5      50.4     50%          245.9       157.8    56%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,088.7   1,161.1     -6%        3,571.6     3,571.4     0%

EMEA REGION

   FOOTWEAR                               334.8     313.3      7%        1,012.0       944.6     7%
   APPAREL                                235.0     219.4      7%          749.7       729.2     3%
   EQUIPMENT AND OTHER                     40.1      38.3      5%          135.8       128.1     6%
                                        _______   _______               ________    ________
     TOTAL EMEA                           609.9     571.0      7%        1,897.5     1,801.9     5%

ASIA PACIFIC REGION

   FOOTWEAR                               159.4     151.1      5%          464.7       404.2    15%
   APPAREL                                 87.5      80.5      9%          268.1       226.2    19%
   EQUIPMENT AND OTHER                     28.1      22.4     25%           74.8        57.2    31%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   275.0     254.0      8%          807.6       687.6    17%

AMERICAS REGION

   FOOTWEAR                                70.0      65.8      6%          272.3       247.8    10%
   APPAREL                                 33.7      29.5     14%          115.9       101.8    14%
   EQUIPMENT AND OTHER                      5.7       2.3    148%           18.9         8.2   130%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       109.4      97.6     12%          407.1       357.8    14%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        2,083.0   2,083.7      0%        6,683.8     6,418.7     4%

OTHER BRANDS                               87.1      77.9     12%          321.7       303.7     6%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,170.1  $2,161.6      0%       $7,005.5    $6,722.4     4%
                                       ========  ========               ========    ========


     The gross margin percentage for the third quarter of fiscal year 2001 was 38.2% compared to 40.5% in the third quarter of fiscal year 2000. Factors contributing to the lower gross margin percentage were as follows:

1) A higher mix of close-out sales as well as lower pricing margins achieved on close-outs, primarily in footwear. The higher mix of close-outs and lower close-out pricing margins were due in part to the supply chain disruptions discussed above, which resulted in excess inventory that we are currently liquidating.
2) Higher fixed design, production, and distribution costs per each unit sold, due to lower than expected revenues during the period.
3) The effect of the change in foreign exchange rates, most notably the weakening of the euro against the U.S. dollar.

     For the year-to-date period, the gross margin percentage was 39.5% in the current year versus 39.6% in the prior year. This decrease reflected the third quarter factors above, offset by year-to-date improvements in apparel margins due to fewer apparel close-outs and higher apparel net pricing margins. Currently, prices for leather, a significant raw material for our footwear business, are rising due in part to European cattle diseases. If these prices continue to rise, fiscal year 2002 gross margins may be negatively affected.

     Selling and administrative expenses were 30.4% of third quarter revenues, compared to 29.3% in fiscal year 2000. Year-to-date selling and administrative expenses were 29.0% of revenues compared to 28.0% in the prior year. Marketing and operational initiatives drove the higher level of selling and administrative costs in the quarter. Significant marketing initiatives in the quarter included new sponsorships of European soccer clubs as well as advertising related to the launch of our new Shox product and our women's initiative. Operational initiatives included continued expansion of Nike-owned retail outlets, the development of e-commerce applications, and investments in systems and processes supporting our worldwide supply chain.
In addition to these factors, selling and administrative expenses for the year-to-date period also reflected increased marketing activity relating to the 2000 Summer Olympics and the 2000 European Soccer Championships in the first and second quarters of the fiscal year.

     Current year third quarter interest expense of $14.0 million was consistent with fiscal year 2000 third quarter expense of $13.9 million. However, on a year-to-date basis, fiscal year 2001 interest expense increased 51% over fiscal year 2000, from $30.6 million to $46.1 million. Higher average levels of debt in the first three quarters of 2001 compared to the first three quarters of 2000 created the additional expense. We increased debt during the second half of fiscal 2000, primarily to finance inventory previously financed by Nissho Iwai American Corporation, fund capital expenditures, and repurchase stock. See the Liquidity and Capital Resources discussion following for more information on debt balances.

     Included in other income/expense are interest income, profit sharing expense, foreign currency conversion gains and losses, goodwill amortization, and various nonrecurring charges. Other income/expense was a net expense of $6.2 million in the third quarter of fiscal year 2001 versus net income of $0.2 million in the third quarter of fiscal year 2000. The additional expense was due to various nonrecurring charges in the current fiscal year, none of which were individually significant. Year-to-date, other income/expense was a net expense of $19.7 million in the current year versus net expense of $23.5 million in the comparable period of the prior year. Foreign exchange gains resulting from hedging and translation of assets and liabilities drove the reduction of the net expense in the current year-to-date period.

     In the third quarter, we adjusted our year-to-date tax rate to 36.0%, consistent with our estimate of our full year effective tax rate. The current year-to-date rate compares to a rate of 37.5% for the comparable year-ago period, and reflects increased utilization of tax loss carryforwards of certain foreign operations, additional benefits due to increased amounts of research tax credits, and lower taxes on a portion of foreign earnings that have been permanently invested offshore. Our effective tax rate for the third quarter was 34.3% compared to 36.6% in the prior year, reflecting the adjustment.

Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from March through July 2001 totaled $3.8 billion, essentially flat as compared with the same period last year. On a constant dollar basis, worldwide futures and advance orders for this period were 3% higher in the current year than in the prior year. These orders and the relative change in these orders between years are not necessarily indicative of the change in revenues that we will experience for subsequent periods. This is due to potential shifts in the mix of advance orders in relation to at-once orders, and varying cancellation rates. Foreign currency exchange rate fluctuations can also cause differences in the comparisons.

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

     The costs of adapting our systems and practices to the implementation of the euro were generally related to the modification of existing systems and totaled approximately $8 million. These costs were expensed as incurred, primarily in fiscal year 2000. NIKE believes that the conversion to the euro will not have a material impact on our financial condition or results of operations.

Recently Issued Accounting Standard

     Effective June 1, 2001, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133).

As required upon adoption of FAS 133, we will record a one-time transition adjustment in the first quarter of fiscal year 2002 on both our income statement and balance sheet. The transition adjustment on the income statement will primarily represent the acceleration of option premium cost recognition as compared to current practice. FAS 133 requires that option premium costs be expensed over the life of the option while our current practice is to expense these costs over the period the underlying exposure affects earnings. The transition adjustment on the balance sheet will represent the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and any realized gains or losses on effective
hedges for which the underlying exposure has not yet affected earnings.   We
expect to apply cash flow hedge accounting as permitted by FAS 133. Accordingly, the offset to recognizing the initial fair value of outstanding hedge derivatives and realized hedge gains and losses will be recorded to other comprehensive income.

     Since the transition adjustment to our balance sheet will be based on both future fair values and future transactions, it is not possible to estimate the amount of this transition adjustment on our balance sheet. We are able, however, to make an estimate of the transition adjustment to the income statement based on derivative transactions that we have entered into through February 28, 2001. Under our current accounting practice, these costs would have been expensed throughout fiscal year 2002. We estimate this transition adjustment to be a charge to net income in the first quarter of fiscal year 2002 of approximately $0.10 per share. The actual transition adjustment will depend on future transactions that may occur between February 28, 2001 and May 31, 2001, as well as changes in market rates between these two dates. In addition, under FAS 133, some premium costs of options entered into in fiscal year 2002, but intended to hedge fiscal year 2003 transactions, will be charged to expense in fiscal year 2002. Under our current accounting practice, these costs would have been charged to expense in fiscal year 2003.


Liquidity and Capital Resources

     Cash provided by operations for the nine-month period ended February 28, 2001 was $328.0 million, which was a decrease of $109.7 million from the same period last year. Year-to-date net income decreased $26.1 million compared to last year, while our investment in operating working capital increased by $85.4 million ($264.7 million for the nine months ended February 28, 2001 versus $179.3 million for the nine-month period ended February 29, 2000).

     Total cash used by investing activities during the current year-to-date period was $245.9 million, $102.9 million less than for the prior year period. A significant portion of this total expenditure was for computer equipment and software, driven by our supply chain initiative; investments in new retail outlets; the continued expansion of our world headquarters; and the continued development of new distribution facilities in Japan.

     Net cash used by financing activities for the nine months ended February 28, 2001 was $177.5 million. This amount included uses of cash for dividends to shareholders, a reduction of short-term debt, payment of a maturing note payable, and stock repurchases. These uses of cash were partially offset by proceeds from employee stock option exercises.

     We believe that cash flow generated by operations, together with access to external sources of funds, will be adequate to meet our anticipated capital needs. We maintain significant short and long-term lines of credit with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $745.6 million outstanding at February 28, 2001.

     In the third quarter of fiscal year 2001, we purchased a total of 0.5 million shares of NIKE's Class B common stock for $19.5 million. These purchases were made under a four-year, $1 billion share repurchase program authorized by our Board of Directors at the beginning the current fiscal year. Funding for repurchases has, and is expected to continue to come primarily from operating cash flow. The timing and the amount of shares purchased will be dictated by working capital needs and stock market conditions.

     Dividends per share of common stock for the third quarter of fiscal year 2001 remained at $0.12 per share, the same level as the previous year.


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

   10.1 Credit Agreement dated as of November 17, 2000 among NIKE, Inc.,
        Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*

   10.2 Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*

   10.3 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

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

  (b) Reports on Form 8-K:

Reports on Form 8-K filed during the fiscal quarter ending February 28, 2001: February 27, 2001 Item 5. Other Events. Press release regarding 3rd quarter earnings.
 .

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


DATED:  April 16, 2001