Form 10-K
period 2001-05-31
NIKE INC
filed 2001-08-09
CIK 320187

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .
                          COMMISSION FILE NO. 1-10635

                                   NIKE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    OREGON                                       93-0584541
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
                INCORPORATION)

                               ONE BOWERMAN DRIVE
                          BEAVERTON, OREGON 97005-6453
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)
                                 (503) 671-6453
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
             Class B Common Stock                         New York Stock Exchange
                                                           Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of July 25, 2001, the aggregate market value of the Registrant's Class A Common Stock held by nonaffiliates of the Registrant was $150,509,504 and the aggregate market value of the Registrant's Class B Common Stock held by nonaffiliates of the Registrant was $7,801,584,944.

     As of July 25, 2001, the number of shares of the Registrant's Class A Common Stock outstanding was 99,126,334 and the number of shares of the Registrant's Class B Common Stock outstanding was 170,114,060.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Parts of Registrant's Proxy Statement dated August 10, 2001 for the annual meeting of shareholders to be held on September 17, 2001 are incorporated by reference into Part III of this Report.

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

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
Item 1.   Business....................................................    1
          General.....................................................    1
          Products....................................................    1
          Sales and Marketing.........................................    2
          United States Market........................................    2
          International Markets.......................................    3
          Significant Customers.......................................    3
          Orders......................................................    3
          Product Research and Development............................    4
          Manufacturing...............................................    4
          Trade Legislation...........................................    5
          Competition.................................................    6
          Trademarks and Patents......................................    7
          Employees...................................................    7
          Executive Officers of the Registrant........................    7
Item 2.   Properties..................................................    9
Item 3.   Legal Proceedings...........................................    9
Item 4.   Submission of Matters to a Vote of Security Holders.........   10

PART II
Item 5.   Market for Registrant's Common Equity and Related              10
          Stockholder Matters.........................................
Item 6.   Selected Financial Data.....................................   11
Item 7.   Management's Discussion and Analysis of Financial Condition    12
          and Results of Operations...................................
Item 7A.  Quantitative and Qualitative Disclosures about Market          18
          Risk........................................................
Item 8.   Financial Statements and Supplemental Data..................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting    44
          and Financial Disclosure....................................

PART III
          (Except for the information set forth under "Executive
          Officers of the Registrant" in Item I above, Part III is
          incorporated by reference from the Proxy Statement for the
          NIKE, Inc. 2001 annual meeting of shareholders.)
Item 10.  Directors and Executive Officers of the Registrant..........   44
Item 11.  Executive Compensation......................................   44
Item 12.  Security Ownership of Certain Beneficial Owners and            44
          Management..................................................
Item 13.  Certain Relationships and Related Transactions..............   44

PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form    45
          8-K.........................................................
SIGNATURES............................................................  S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

     NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms "we", "us", "NIKE" and the "Company" refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

     Our principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to approximately 17,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 140 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

PRODUCTS

     NIKE's athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovative design. Running, basketball, children's, cross-training and women's shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. However, we also market shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities, hiking, and other athletic and recreational uses.

     We sell active sports apparel covering most of the above categories, athletically inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in "collections" of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.

     We sell a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, gloves, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, women's sports bras, cycling apparel, children's clothing, posters, school supplies, and electronic media devices.

     We also sell a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan(R) through our wholly-owned subsidiary, Cole Haan Holdings Incorporated, headquartered in Maine. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

     Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer(R) and NIKE(R) brand names. Bauer also offers a full selection of products for street, roller and field hockey.

SALES AND MARKETING

     The table below shows certain information regarding NIKE's United States and international (non-U.S.) revenues for the last three fiscal years.

                 MAY 31,                      2001        2000      % CHG      1999      % CHG
                 -------                    --------    --------    -----    --------    -----
                                                              (IN MILLIONS)
USA Region
  Footwear................................  $3,208.9    $3,351.2     (4.2)%  $3,244.6      3.3%
  Apparel.................................   1,260.3     1,154.4      9.2%    1,293.4    (10.7)%
  Equipment and other.....................     349.8       226.5     54.4%      212.7      6.5%
                                            --------    --------    -----    --------    -----
          Total USA.......................   4,819.0     4,732.1      1.8%    4,750.7     (0.4)%
                                            --------    --------    -----    --------    -----
Europe, Middle East & Africa (EMEA) Region
  Footwear................................   1,422.8     1,309.4      8.7%    1,207.3      8.5%
  Apparel.................................     976.3       933.9      4.5%      917.7      1.8%
  Equipment and other.....................     185.7       163.7     13.4%      168.8     (3.0)%
                                            --------    --------    -----    --------    -----
          Total Europe....................   2,584.8     2,407.0      7.4%    2,293.8      4.9%
                                            --------    --------    -----    --------    -----
Asia Pacific Region
  Footwear................................     632.4       557.0     13.5%      455.3     22.3%
  Apparel.................................     374.8       321.0     16.8%      319.8      0.4%
  Equipment and other.....................     102.8        77.1     33.3%       69.4     11.1%
                                            --------    --------    -----    --------    -----
          Total Asia Pacific..............   1,110.0       955.1     16.2%      844.5     13.1%
                                            --------    --------    -----    --------    -----
Americas Region
  Footwear................................     359.6       343.9      4.6%      311.2     10.5%
  Apparel.................................     152.2       137.7     10.5%      146.2     (5.8)%
  Equipment and other.....................      27.3        12.5    118.4%       11.7      6.8%
                                            --------    --------    -----    --------    -----
          Total Americas..................     539.1       494.1      9.1%      469.1      5.3%
                                            --------    --------    -----    --------    -----
Total NIKE brand..........................   9,052.9     8,588.3      5.4%    8,358.1      2.8%
                                            --------    --------    -----    --------    -----
Other brands..............................     435.9       406.8      7.2%      418.8     (2.9)%
                                            --------    --------    -----    --------    -----
Total Revenues............................  $9,488.8    $8,995.1      5.5%   $8,776.9      2.5%
                                            ========    ========    =====    ========    =====

     Financial information about geographic and segment operations appears in
Note 16 of the consolidated financial statements on page 41.

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

UNITED STATES MARKET

     During fiscal 2001, sales in the United States accounted for approximately 54 percent of total revenues, compared to 56 percent in fiscal 2000 and 57 percent in fiscal 1999. We sell to approximately 17,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of department stores, footwear stores, sporting goods stores, skating, tennis and golf shops, and other retail accounts. During fiscal year 2001, our three largest customers accounted for approximately 29 percent of NIKE brand sales in the United States, and 27 percent of total sales in the United States.

     We make substantial use of our "futures" ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2001, 86 percent of our U.S. footwear shipments (excluding Cole Haan and Bauer) were made under the futures program, compared to 90 percent in fiscal 2000 and 91 percent in fiscal 1999. In fiscal 2001, 78 percent of our U.S. apparel shipments were made under the futures program, compared to 82 percent in fiscal 2000, and 80 percent in 1999.

     We utilize 16 NIKE sales offices to solicit sales in the United States. We also utilize 30 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

                       RETAIL STORES                          NUMBER
                       -------------                          ------
NIKE factory stores (which carry primarily B-grade and
  close-out merchandise)....................................    81
NIKE stores.................................................     2
NIKETOWNs (designed to showcase NIKE products)..............    13
Employee-only stores........................................     4
Cole Haan stores (including factory and employee stores)....    57
                                                               ---
          Total.............................................   157
                                                               ===

     NIKE's domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from the Memphis distribution center. Cole Haan footwear and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, and licensed team apparel is shipped from Foothill Ranch, California.

INTERNATIONAL MARKETS

     We currently market our products in approximately 140 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. Non-U.S. sales accounted for 46 percent of total revenues in fiscal 2001, compared to 44 percent in fiscal 2000 and 43 percent in fiscal 1999. We operate 19 distribution centers in Europe, Asia, Australia, Latin America, and Canada, and also distribute through independent distributors and licensees. We estimate that our products are sold through more than 30,000 retail accounts outside the United States. In many countries and regions, including Japan, Canada, Asia, Latin America, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE's three largest customers outside of the U.S. accounted for approximately 10 percent of non-U.S. sales.

     We operate 111 retail outlets outside the United States, which are comprised of NIKETOWNs, factory stores, employee stores, and Cole Haan stores.

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

SIGNIFICANT CUSTOMERS

     Venator Group Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 12 percent of global net sales of NIKE brand products during fiscal 2001. No other customer accounted for 10 percent or more of our net sales during fiscal 2001.

ORDERS

     As of May 31, 2001, our worldwide futures orders for NIKE brand athletic footwear and apparel totaled $4.3 billion, compared to $4.2 billion as of May 31, 2000. These orders are scheduled for delivery from June through November of 2001. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

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

MANUFACTURING

     In fiscal 2001, approximately five percent of total NIKE brand apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 28 countries. Most of this apparel production occurred in Bangladesh, China, Hong Kong, India, Indonesia, Malaysia, Mexico, Pakistan, The Philippines, Sri Lanka, Taiwan, and Thailand. Substantially all of our apparel production for sale to the international market was manufactured outside the U.S. Our largest single apparel supplier accounted for approximately eight percent of total fiscal 2001 apparel production.

     Virtually all of our footwear is produced outside of the United States. In fiscal 2001, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear:

                          COUNTRY                             PERCENT
                          -------                             -------
People's Republic of China..................................    40
Indonesia...................................................    31
Vietnam.....................................................    13
Thailand....................................................    13
Italy.......................................................     1
Taiwan......................................................     1
South Korea.................................................     1

We also have manufacturing agreements with independent factories in Argentina, Brazil, Mexico, South Africa, and Zimbabwe, to manufacture footwear for sale within those countries. Our largest single footwear supplier accounted for approximately 6 percent of total fiscal 2001 footwear production.

     The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make AIR-SOLE cushioning components. NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, is our sole supplier of the AIR-SOLE cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

     Our international operations are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. See "Trade Legislation" below. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring. We believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers outside of the United States. If events prevented us from acquiring products from our suppliers in a particular country, our footwear operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe that we could eliminate any such disruption within a period of no more than 12 months, and that any adverse impact would, therefore, be of a short-term nature. We believe that our principal competitors are subject to similar risks.

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

     Since 1972, Nissho Iwai American Corporation ("NIAC"), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant import-export financing services for us. Currently, NIAC provides such financing services with respect to more than 80 percent of the NIKE products sold outside of the United States, Europe and Japan. Any failure of NIAC to provide these services could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe and Japan. If prolonged, such a disruption could result in cancelled orders that would adversely affect sales and profitability. We believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with NIAC expire on May 31, 2003.

TRADE LEGISLATION

     Our non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1994, the European Union ("EU") Commission imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several Member States. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above 9 euros ("Special Technology Athletic Footwear" or "STAF"), is excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not, to date, had a material effect on our business.

     In 1995, the EU Commission, at the request of European footwear manufacturers, initiated two anti-dumping investigations covering footwear imported from the People's Republic of China, Indonesia and Thailand. As a result, in October 1997 the Commission imposed definitive anti-dumping duties on certain textile upper footwear imported from China and Indonesia. In February 1998, the Commission imposed definitive anti-dumping duties on certain synthetic and leather upper footwear originating in China, Indonesia and Thailand. In the case of textile upper footwear, the anti-dumping duties do not cover sports footwear. In the case of synthetic and leather upper footwear, the anti-dumping duties do not cover footwear meeting the STAF technical criteria and with a CIF price above 5.7 euros. As a result, the anti-dumping duties for synthetic and leather upper footwear apply only to low cost footwear. In our case, these duties primarily affect children's shoes and low cost sandals. While the exclusions are subject to some interpretation by customs authorities, we believe that most of our footwear sourced in the target countries for sale in the EU fits within the exclusions. We have also shifted the production of these types of footwear to other countries. Accordingly, the anti-dumping duties have not had a material effect on our business.

     While we have no reason to believe that the sports footwear exclusions from the quotas (which will remain in place through 2004) and anti-dumping duties will be eliminated, the EU Commission in June 2000 issued an amendment to the explanatory notes to the EU's customs nomenclature ("CN"). The amendment, which is not legally binding, interprets some of the technical criteria for the STAF exclusion and the footwear types that can be classified as for use in sporting activity. The amendment could restrict the scope of the STAF exclusion from the quotas and also the sports footwear exclusions from the two EU anti-dumping measures. In addition, the Commission has altered its administration of the quota system in a manner that would preclude national customs authorities from opting to grant the exclusion to certain other footwear types, notably sandals.

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

     If the EU trade measures become substantially more restrictive as a result of the recent Commission measures, we would recommend that our European subsidiaries consider, in addition to possible legal remedies, shifting the production of such footwear to other countries in order to maintain competitive pricing. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our major competitors stand in much the same position regarding these trade measures.

     The People's Republic of China ("China") is a material source of footwear production for NIKE. As part of China's bid to join the World Trade Organization ("WTO"), and after the United States and China reached a comprehensive trade agreement, former President Clinton submitted legislation to Congress which would grant permanent non-discriminatory "normal trade relations" ("NTR", formerly "most favored nation") trading status to China. In 2000, Congress approved the legislation, but because China had not finished its accession negotiations with the WTO, in June 2001 President Bush extended NTR to China on an annual basis. That decision was recently supported by Congress. Once China completes the terms of accession to the WTO, Congress has provided the President with the authority to grant China permanent NTR. Bringing China into the WTO and providing permanent NTR to China will eventually reduce barriers to producing products in, exporting products from, and marketing and selling products within China.

     We are also currently sourcing footwear and apparel products from factories in Vietnam. From 1995 to 1998, former President Clinton took several steps to normalize economic and diplomatic relations between the United States and Vietnam. The President's actions were steps toward restoration of full trade relations which includes the United States granting non-discriminatory NTR trading status to Vietnam which would result in lower tariffs between the two countries. In July 2000, the United States and Vietnam signed a comprehensive bilateral trade agreement, which would, among other things, provide reciprocal NTR between the two countries. In June 2001, that agreement was submitted to Congress for consideration. If approved by the U.S. Congress and the Vietnamese National Assembly, the United States will grant an annual extension of NTR to Vietnam. This grant must be renewed annually by the President and reviewed by the Congress. We currently believe that Congress will consider the trade agreement by the end of this calendar year. If Congress approves the trade agreement, the grant of NTR trading status for Vietnam could expand our production and marketing opportunities in Vietnam and allow for Vietnamese sourced product to enter the United States at NTR tariff rates.

COMPETITION

     The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with an increasing number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment, including Reebok, Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

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

TRADEMARKS AND PATENTS

     We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE(R) and Swoosh Design(R) trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

     NIKE has an exclusive, worldwide license to make and sell footwear using patented "Air" technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR(R) patents have expired, which may enable competitors to use certain types of like technology. Subsequent NIKE AIR patents will not expire for several years. We also have a number of patents covering components and features used in various athletic and leisure shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

EMPLOYEES

     We had approximately 22,700 employees at May 31, 2001. Management considers its relationship with employees to be excellent. With the exception of Bauer NIKE Hockey Inc., our employees are not represented by a union. Of Bauer NIKE Hockey's North American employees, approximately 65 percent, or fewer than 450, are covered by three union collective bargaining agreements with three separate bargaining units, and of Bauer NIKE Hockey's approximately 170 employees in Italy, approximately 30 percent, or fewer than 50, are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 2001 through 2003. There has never been a material interruption of operations due to labor disagreements.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of NIKE as of July 25, 2001 are as follows:

     Philip H. Knight, Chief Executive Officer, Chairman of the Board, and President -- Mr. Knight, 63, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to present. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

     Donald W. Blair, Vice President and Chief Financial Officer -- Mr. Blair, 43, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo's Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

     Thomas E. Clarke, President of New Ventures -- Dr. Clarke, 50, a director since 1994, joined the Company in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 1999. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

     Charles D. Denson, President of the NIKE Brand -- Mr. Denson, 45, has been employed by NIKE since February 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in June 2000, and President of the NIKE Brand in March 2001.

     Gary M. DeStefano, President of USA Operations -- Mr. DeStefano, 44, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in March 1997, and President of USA Operations in March 2001.

     Mindy F. Grossman, Vice President of Global Apparel -- Ms. Grossman, 43, joined NIKE in October 2000. Prior to joining NIKE, she was President and Chief Executive Officer of Polo Jeans Company/Ralph Lauren, a division of Jones Apparel Group, from 1995 to 2000. Prior to that, Ms. Grossman was Vice President of New Business Development at Polo Ralph Lauren Corp. from 1994 to 1995, President of The Warnaco Group Inc. Chaps Ralph Lauren division, and Senior Vice President of The Warnaco Group Inc. Menswear division from 1991 to 1994.

     P. Eunan McLaughlin, Vice President, Asia Pacific -- Mr. McLaughlin, 43, joined NIKE as Vice President Sales, NIKE Europe in February 1999, was appointed Vice President Commercial Sales and Retail in February 2000. and became Vice President, Asia Pacific in June 2001. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1985 to 1996 Mr. McLaughlin held the following positions with Mars, Inc.: Finance Director, Sales Director, and Managing Director of Germany Drink Division; Operations Director of Pedigree Pet Foods; and European Sales & Marketing Director. Mr. McLaughlin also worked for Reynolds McCarron (formerly Ernst & Young) in Ireland.

     Mark G. Parker, President of the NIKE Brand -- Mr. Parker, 44, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in March 2001.

     Eric D. Sprunk, Vice President, Global Footwear -- Mr. Sprunk, 37, joined the Company in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President, Global Footwear in June 2001.

     Lindsay D. Stewart, Vice President and Chief of Staff, and Assistant Secretary -- Mr. Stewart, 54, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in March 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

     Frits D. van Paasschen, Vice President and General Manager, NIKE
Europe -- Mr. van Paasschen, 40, has been employed by NIKE since 1997. He served as Vice President, Strategic Planning, and was appointed Vice President and General Manager, The Americas and Africa in 1998, and corporate Vice President and General Manager, NIKE Europe in 2000. Mr. van Paasschen was formerly Vice President, Finance & Planning, Disney Consumer Products, The Walt Disney Company.

ITEM 2. PROPERTIES

     Following is a summary of principal properties owned or leased by NIKE. Our leases expire at various dates through the year 2017.

U.S. ADMINISTRATIVE OFFICES:                                DISTRIBUTION FACILITIES:
  Beaverton, Oregon (9 locations) -- 8 leased               Greenland, New Hampshire -- leased
  Wilsonville, Oregon                                         Wilsonville, Oregon
  Memphis, Tennessee (2 locations) -- 1 leased                Forest Park, Georgia
  Yarmouth, Maine                                             Memphis, Tennessee (2 locations) -- 1 leased
  Charlotte, North Carolina -- leased                         Foothill Ranch, California -- leased
                                                              Canada (2 locations) -- leased
INTERNATIONAL ADMINISTRATIVE OFFICES:                         Europe (3 locations) -- 2 leased
  Canada (4 locations) -- leased                              Asia Pacific (12 locations) -- 10 leased
  Europe (18 locations) -- leased                             Latin America (2 locations) -- leased
  Asia Pacific (16 locations) -- leased
  Latin America (5 locations) -- leased                     INTERNATIONAL PRODUCTION OFFICES:
  Africa (2 locations) -- leased                            Europe (2 locations) -- leased
                                                              Latin America (2 locations) -- leased
SALES OFFICES AND SHOWROOMS:                                  Asia Pacific (27 locations) -- leased
  United States (23 locations) -- leased
  Canada (4 locations) -- leased                            MANUFACTURING FACILITIES:
  Europe (26 locations) -- leased                           United States (3 locations) -- 1 leased
  Asia Pacific (17 locations) -- leased                       Canada (3 locations) -- 2 leased
  Latin America (7 locations) -- leased                       Europe (2 locations) -- leased
  Africa (2 locations) -- leased                              Asia Pacific (1 location) -- owned
                                                            RETAIL OUTLETS:
                                                            United States (157 locations) -- 154 leased
                                                              Canada (7 locations) -- leased
                                                              Europe (34 locations) -- leased
                                                              Asia Pacific (57 locations) -- leased
                                                              Latin America (13 locations) -- leased

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

     The Company and certain of its officers and directors were named as defendants in four substantially identical securities class actions filed in the U.S. District Court for the District of Oregon on March 9, 14, 20, and April 4, 2001. On July 23, 2001, the cases were consolidated as In re NIKE, Inc. Securities Litigation, CV-01-332-K. The consolidated amended complaint seeks unspecified damages on behalf of a purported class consisting of purchasers of the Company's stock during the period December 20, 2000 through February 26, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company's actual and expected business and financial performance in violation of federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. While the litigation is in a very preliminary stage, based on the available information we do not currently anticipate that the action will have a material financial impact. We believe the claims are without merit, and we intend to vigorously defend them.

     A related shareholder derivative lawsuit, Metivier v. Denunzio, et al., 0104-04339, was filed in the Multnomah County Circuit Court of the State of Oregon on April 26, 2001. The derivative suit was brought by certain Company shareholders, allegedly on behalf of the Company, against certain directors and officers of the Company. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company's actual and expected financial performance while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class action. The derivative plaintiffs seek compensatory and other damages, and disgorgement of compensation received. On July 25, 2001, the Court entered a stipulation and order abating the action until further notice.

     In accordance with the Company's Articles of Incorporation and Bylaws, and in accordance with indemnity agreements between the Company and the directors and officers named in the legal actions, the Company has agreed to indemnify these individuals and assume their defense in the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the 2001 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     NIKE's Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 25, 2001, there were approximately 19,500 holders of record of our Class B Common Stock and 27 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

     We refer to the table entitled "Selected Quarterly Financial Data" in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2001 and 2000 fiscal years.

ITEM 6. SELECTED FINANCIAL DATA

                               FINANCIAL HISTORY
      (IN MILLIONS, EXCEPT PER SHARE DATA, FINANCIAL RATIOS AND NUMBER OF
                                 SHAREHOLDERS)

                                   2001        2000        1999        1998        1997        1996        1995       1994
                                 ---------   ---------   ---------   ---------   ---------   ---------   --------   --------
YEAR ENDED MAY 31,
Revenues.......................  $ 9,488.8   $ 8,995.1   $ 8,776.9   $ 9,553.1   $ 9,186.5   $ 6,470.6   $4,760.8   $3,789.7
Gross margin...................    3,703.9     3,591.3     3,283.4     3,487.6     3,683.5     2,563.9    1,895.6    1,488.2
Gross margin %.................       39.0%       39.9%       37.4%       36.5%       40.1%       39.6%      39.8%      39.3%
Restructuring charge, net......        0.1        (2.5)       45.1       129.9          --          --         --         --
Net income.....................      589.7       579.1       451.4       399.6       795.8       553.2      399.7      298.8
Basic earnings per common
 share.........................       2.18        2.10        1.59        1.38        2.76        1.93       1.38       1.00
Diluted earnings per common
 share.........................       2.16        2.07        1.57        1.35        2.68        1.88       1.36       0.99
Average common shares
 outstanding...................      270.0       275.7       283.3       288.7       288.4       286.6      289.6      298.6
Diluted average common shares
 outstanding...................      273.3       279.4       288.3       295.0       297.0       293.6      294.0      301.8
Cash dividends declared per
 common share..................       0.48        0.48        0.48        0.46        0.38        0.29       0.24       0.20
Cash flow from operations......      656.5       699.6       941.4       517.5       323.1       339.7      254.9      576.5
Price range of common stock
 High..........................     59.438      64.125      65.500      64.125      76.375      52.063     20.156     18.688
 Low...........................     35.188      26.563      31.750      37.750      47.875      19.531    14.06 3     10.781
AT MAY 31,
Cash and equivalents...........  $   304.0   $   254.3   $   198.1   $   108.6   $   445.4   $   262.1   $  216.1   $  518.8
Inventories....................    1,424.1     1,446.0     1,170.6     1,396.6     1,338.6       931.2      629.7      470.0
Working capital................    1,838.6     1,456.4     1,818.0     1,828.8     1,964.0     1,259.9      938.4    1,208.4
Total assets...................    5,819.6     5,856.9     5,247.7     5,397.4     5,361.2     3,951.6    3,142.7    2,373.8
Long-term debt.................      435.9       470.3       386.1       379.4       296.0         9.6       10.6       12.4
Redeemable Preferred Stock.....        0.3         0.3         0.3         0.3         0.3         0.3        0.3        0.3
Shareholders' equity...........    3,494.5     3,136.0     3,334.6     3,261.6     3,155.9     2,431.4    1,964.7    1,740.9
Year-end stock price...........     41.100      42.875      60.938      46.000      57.500      50.188     19.719     14.750
Market capitalization..........   11,039.5    11,559.1    17,202.2    13,201.1    16,633.0    14,416.8    5,635.2    4,318.8
FINANCIAL RATIOS:
Return on equity...............       17.8%       17.9%       13.7%       12.5%       28.5%       25.2%      21.6%      17.7%
Return on assets...............       10.1%       10.4%        8.5%        7.4%       17.1%       15.6%      14.5%      13.1%
Inventory turns................        4.0         4.1         4.3         4.4         4.8         5.0        5.2        4.3
Current ratio at May 31........        2.0         1.7         2.3         2.1         2.1         1.9        1.8        3.2
Price/Earnings ratio at May 31
 (Diluted).....................       19.0        20.7        38.8        34.1        21.5        26.6       14.5       14.9
GEOGRAPHIC REVENUES:
United States..................  $ 5,144.2   $ 5,017.4   $ 5,042.6   $ 5,460.0   $ 5,538.2   $ 3,964.7   $2,997.9   $2,432.7
Europe.........................    2,584.8     2,407.0     2,293.8     2,096.1     1,789.8     1,334.3      980.4      927.3
Asia/Pacific...................    1,110.0       955.1       844.5     1,253.9     1,241.9       735.1      515.6      283.4
Americas (exclusive of United
 States).......................      649.8       615.6       596.0       743.1       616.6       436.5      266.9      146.3
                                 ---------   ---------   ---------   ---------   ---------   ---------   --------   --------
TOTAL REVENUES.................  $ 9,488.8   $ 8,995.1   $ 8,776.9   $ 9,553.1   $ 9,186.5   $ 6,470.6   $4,760.8   $3,789.7
                                 =========   =========   =========   =========   =========   =========   ========   ========

                                   1993       1992       1991
                                 --------   --------   --------
YEAR ENDED MAY 31,
Revenues.......................  $3,931.0   $3,405.2   $3,003.6
Gross margin...................   1,544.0    1,316.1    1,153.1
Gross margin %.................      39.3%      38.7%      38.4%
Restructuring charge, net......        --         --         --
Net income.....................     365.0      329.2      287.0
Basic earnings per common
 share.........................      1.20       1.09       0.96
Diluted earnings per common
 share.........................      1.18       1.07       0.94
Average common shares
 outstanding...................     302.9      301.7      300.4
Diluted average common shares
 outstanding...................     308.3      306.4      304.3
Cash dividends declared per
 common share..................      0.19       0.15       0.13
Cash flow from operations......     265.3      435.8       11.1
Price range of common stock
 High..........................    22.563     19.344     13.625
 Low...........................    13.750      8.781      6.500
AT MAY 31,
Cash and equivalents...........  $  291.3   $  260.1   $  119.8
Inventories....................     593.0      471.2      586.6
Working capital................   1,165.2      964.3      662.6
Total assets...................   2,186.3    1,871.7    1,707.2
Long-term debt.................      15.0       69.5       30.0
Redeemable Preferred Stock.....       0.3        0.3        0.3
Shareholders' equity...........   1,642.8    1,328.5    1,029.6
Year-end stock price...........    18.125     14.500      9.938
Market capitalization..........   5,499.3    4,379.6    2,993.0
FINANCIAL RATIOS:
Return on equity...............      24.5%      27.9%      31.7%
Return on assets...............      18.0%      18.4%      20.5%
Inventory turns................       4.5        3.9        4.1
Current ratio at May 31........       3.6        3.3        2.1
Price/Earnings ratio at May 31
 (Diluted).....................      15.3       13.5       10.5
GEOGRAPHIC REVENUES:
United States..................  $2,528.8   $2,270.9   $2,141.5
Europe.........................   1,085.7      919.8      664.7
Asia/Pacific...................     178.2       75.7       56.2
Americas (exclusive of United
 States).......................     138.3      138.8      141.2
                                 --------   --------   --------
TOTAL REVENUES.................  $3,931.0   $3,405.2   $3,003.6
                                 ========   ========   ========

     All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996, October 30, 1995 and October 5, 1990. The Company's Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 2001, there were approximately 141,000 shareholders of Class A and Class B common stock.

                              FINANCIAL HIGHLIGHTS
           (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)

                                                                   YEAR ENDED MAY 31,
                                                              -----------------------------
                                                                2001        2000      % CHG
                                                              --------    --------    -----
Revenues....................................................  $9,488.8    $8,995.1     5.5%
Gross margin................................................   3,703.9     3,591.3     3.1%
Gross margin %..............................................      39.0%       39.9%
Net income..................................................     589.7       579.1     1.8%
Basic earnings per common share.............................      2.18        2.10     3.8%
Diluted earnings per common share...........................      2.16        2.07     4.3%
Return on equity............................................      17.8%       17.9%
Stock price at May 31.......................................    41.100      42.875    (4.1)%

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
           (IN MILLIONS, EXCEPT PER SHARE DATA AND FINANCIAL RATIOS)

                                    1ST QUARTER           2ND QUARTER           3RD QUARTER           4TH QUARTER
                                -------------------   -------------------   -------------------   -------------------
                                  2001       2000       2001       2000       2001       2000       2001       2000
                                --------   --------   --------   --------   --------   --------   --------   --------
Revenues......................  $2,636.7   $2,501.1   $2,198.7   $2,059.7   $2,170.1   $2,161.6   $2,483.3   $2,272.7
Gross margin..................   1,067.5      966.4      871.4      821.7      828.6      875.2      936.4      928.0
Gross margin %................      40.5%      38.6%      39.6%      39.9%      38.2%      40.5%      37.7%      40.8%
Net income....................     210.2      200.2      119.4      107.5       97.4      145.3      162.7      126.1
Basic earnings per common
  share.......................      0.78       0.71       0.44       0.39       0.36       0.53       0.60       0.47
Diluted earnings per common
  share.......................      0.77       0.70       0.44       0.38       0.35       0.52       0.60       0.46
Average common shares
  outstanding.................     269.9      281.1      269.8      277.3      270.9      276.1      269.3      270.2
Diluted average common shares
  outstanding.................     273.8      285.5      273.2      281.2      274.6      276.9      271.5      273.9
Cash dividends declared per
  common share................      0.12       0.12       0.12       0.12       0.12       0.12       0.12       0.12
Price range of common stock
  High........................    48.000     64.125     44.500     58.750     59.438     52.813     45.090     46.563
  Low.........................    35.188     46.750     36.375     44.250     39.050     26.563     36.300     26.750

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HIGHLIGHTS

     - Fiscal year 2001 revenues increased 5.5% to $9.5 billion, compared to $9.0 billion in fiscal year 2000.

     - Net income increased in fiscal year 2001 to $589.7 million from $579.1 million in the prior year.

     - Fiscal year 2001 diluted earnings per share increased by 4.3%, from $2.07 to $2.16.

     - Gross margins declined as a percentage of revenues to 39.0% from 39.9% in fiscal year 2000.

     - Selling and administrative expenses also declined as a percentage of revenues to 28.3% from 29.0% in fiscal year 2000.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

     Net income increased 1.8% over fiscal 2000, from $579.1 million to $589.7 million. Although consolidated revenues increased 5.5% over fiscal 2000, income before income taxes was essentially flat as pretax profit margins decreased due to a lower gross margin percentage, higher interest expense, and increased other operating expenses, partially offset by lower selling and administrative expenses as a percent of revenue. Despite flat income before income taxes, net income increased due to a lower effective tax rate. Diluted earnings per share increased 4.3%, from $2.07 to $2.16. The percentage increase in earnings per share was higher than that of net income primarily due to share repurchases in fiscal years 2000 and 2001.

     NIKE brand revenues in the United States region increased 1.8% as compared to fiscal 2000, while NIKE brand revenues in our international regions increased 9.8%. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 18.6%, and consolidated revenues would have advanced 9.3%. In the United States region, our largest market segment, the 1.8% increase in revenues reflected a 9.2% increase in apparel sales and a 54.4% increase in equipment sales, offset by a 4.2% decrease in footwear sales. The increases in apparel and equipment reflected stronger demand for in-line products. The increase in the equipment product line reflected increases in a variety of sports equipment categories, including golf, football, and baseball products as well as socks, bags and eyewear. The decrease in footwear reflected lower demand, particularly in the mid-range price segment, and supply chain disruptions resulting from the implementation of a new global demand and supply planning system. The supply chain disruptions resulted in product excesses as well as product shortages and late deliveries in the second half of the fiscal year.

     In fiscal 2001, NIKE brand revenues from our international regions continued to grow, both as a percentage of total company revenues and in total dollars as compared to fiscal 2000. These revenues represented 44.6% of total company revenues as compared to 42.9% in fiscal 2000. Revenues from our international regions were $4.2 billion as compared to $3.9 billion in fiscal 2000. Revenues in our Europe, Middle East, and Africa (EMEA) region increased for the seventh consecutive year. Fiscal 2001 revenues in EMEA increased over fiscal 2000 by 7.4% to $2,584.8 million, a 19.3% increase in constant dollars. In our Asia Pacific region, revenues grew 16.2%, a 20.8% increase in constant dollars. The Americas region grew revenues 9.1%, an 11.4% increase in constant dollars.

     In fiscal 2001, revenue from other brands increased 7.2% to $435.9 million.

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November 2001 were 3% higher than such orders booked in the comparable period of fiscal 2000. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Finally, a significant portion of our revenues are not derived from futures orders, including those from our equipment product line, U.S. licensed team apparel product line, retail operations, and other brands, including Bauer NIKE Hockey and Cole Haan.

     The breakdown of revenues follows:

                 MAY 31,                      2001        2000      % CHG      1999      % CHG
                 -------                    --------    --------    -----    --------    -----
                                                              (IN MILLIONS)
USA Region
  Footwear................................  $3,208.9    $3,351.2    (4.2)%   $3,244.6      3.3%
  Apparel.................................   1,260.3     1,154.4     9.2%     1,293.4    (10.7)%
  Equipment and other.....................     349.8       226.5    54.4%       212.7      6.5%
                                            --------    --------    -----    --------    -----
          Total USA.......................   4,819.0     4,732.1     1.8%     4,750.7     (0.4)%
                                            --------    --------    -----    --------    -----
EMEA Region
  Footwear................................   1,422.8     1,309.4     8.7%     1,207.3      8.5%
  Apparel.................................     976.3       933.9     4.5%       917.7      1.8%
  Equipment and other.....................     185.7       163.7    13.4%       168.8     (3.0)%
                                            --------    --------    -----    --------    -----
          Total Europe....................   2,584.8     2,407.0     7.4%     2,293.8      4.9%
                                            --------    --------    -----    --------    -----
Asia Pacific Region
  Footwear................................     632.4       557.0    13.5%       455.3     22.3%
  Apparel.................................     374.8       321.0    16.8%       319.8      0.4%
  Equipment and other.....................     102.8        77.1    33.3%        69.4     11.1%
                                            --------    --------    -----    --------    -----
          Total Asia Pacific..............   1,110.0       955.1    16.2%       844.5     13.1%
                                            --------    --------    -----    --------    -----
Americas Region
  Footwear................................     359.6       343.9     4.6%       311.2     10.5%
  Apparel.................................     152.2       137.7    10.5%       146.2     (5.8)%
  Equipment and other.....................      27.3        12.5    118.4%       11.7      6.8%
                                            --------    --------    -----    --------    -----
          Total Americas..................     539.1       494.1     9.1%       469.1      5.3%
                                            --------    --------    -----    --------    -----
Total NIKE brand..........................   9,052.9     8,588.3     5.4%     8,358.1      2.8%
                                            --------    --------    -----    --------    -----
Other brands..............................     435.9       406.8     7.2%       418.8     (2.9)%
                                            --------    --------    -----    --------    -----
Total Revenues............................  $9,488.8    $8,995.1     5.5%    $8,776.9      2.5%
                                            ========    ========    =====    ========    =====

     Our gross margin percentage declined 90 basis points, from 39.9% in fiscal 2000 to 39.0% in fiscal 2001. Factors contributing to the lower gross margin percentage were as follows:

          (1) The effect of the change in foreign exchange rates, most notably the weakening of the euro against the U.S. dollar relative to fiscal 2000.

          (2) A higher mix of close-out sales as well as lower margins achieved on close-outs, primarily in footwear and licensed team apparel in the United States. In footwear, the higher mix of close-outs and lower close-out margins were due in part to the supply chain disruptions discussed above. Higher close-outs and lower margins in U.S. licensed team apparel resulted primarily from the liquidation of National Football League ("NFL") team apparel, due to the termination of our NFL license agreement this year.

          (3) Product recalls of certain footwear models in the United States, which resulted in product returns and write-offs.

     We expect the weakness of the euro to place additional negative pressure on our gross margins throughout fiscal 2002. In addition, we will continue to liquidate excess inventories caused by the supply chain problems, affecting gross margins through the first half of fiscal 2002.

     Selling and administrative expenses decreased as a percentage of revenues from 29.0% to 28.3%. This decrease reflected cost containment measures, both in marketing and operational areas. While implementing these measures to control selling and administrative expense growth, we also continued to invest in operational initiatives designed to create future revenues and profits. These initiatives included the expansion of NIKE-owned retail outlets, the development of e-commerce applications, and systems and processes supporting our worldwide supply chain. Our level of investment in these areas was comparable to our level of investment in fiscal 2000. The worldwide supply chain initiative is intended to improve revenue (by increasing our ability to respond to market conditions), margins (by lowering close-outs and distribution costs) and cash flow (by reducing inventories). The ultimate level of benefit to revenues, margins, and cash flows, if any, will not be known until the new systems and processes have been implemented worldwide over the next few years.

     Interest expense increased 30.4%, from $45.0 million to $58.7 million, due to higher average debt levels in fiscal 2001 versus fiscal 2000. During fiscal 2000, we increased debt to fund capital expenditures and higher working capital requirements and to repurchase common stock. Although our debt balance decreased during fiscal 2001, the average debt balance for fiscal 2001 remained above the prior year.

     Other income/expense was a net expense of $34.2 million versus a net expense of $23.2 million in fiscal 2000. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization, certain foreign currency conversion gains and losses, and asset disposal gains and losses.

     Our fiscal 2001 effective tax rate was 36.0% as compared to 37.0% in fiscal 2000. Factors contributing to this decrease included lower taxes on a portion of foreign earnings that have been permanently invested outside of the U.S. and additional research tax credits.

FISCAL 2000 COMPARED TO FISCAL 1999

     Net income increased 28.3% in fiscal 2000 over fiscal 1999, from $451.4 million to $579.1 million. Excluding the impact of restructuring charge activity in fiscal 1999, net income advanced $100.4 million, or 21.0%. Income before income taxes increased due to increased revenues and an improved gross margin, partially offset by higher selling and administrative expenses. The increased selling and administrative expenses in large part reflected significant investments in new supply chain systems, e-commerce initiatives, and new retail stores, discussed further below. The increase in net income primarily reflected the improved income before income taxes, but also reflected a lower effective tax rate. Diluted earnings per share increased 31.8%, more rapidly than net income, as a result of share repurchases during fiscal 2000. Excluding the impact of restructuring charges, diluted earnings per share increased 24.7%.

     Total NIKE revenues increased by 2.5% in fiscal 2000. NIKE brand revenues in the United States region were flat as compared to fiscal 1999 while NIKE brand revenues in our international regions increased 6.9%. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 11.9%, and consolidated revenues would have advanced 4.5%. Revenue growth in the United States was slowed by a contraction of athletic sportswear retail space.

     In fiscal 2000, NIKE brand revenues from our international regions represented 42.9% of total company revenues and grew significantly during the year. Fiscal 2000 revenues in EMEA increased over fiscal 1999 by 4.9% to $2,407.0 million, 15.5% in constant dollars. In our Asia Pacific region, revenues grew 13.1%, a 4.7% increase in constant dollars. The Americas region grew revenues 5.3%, 7.2% in constant dollars.

     In fiscal 2000, our gross margin percentage improved 250 basis points, from 37.4% to 39.9%. The key factors in the improvement of margins were as follows:

          (1) Increased margins on in-line products, particularly in apparel and equipment.

          (2) Reduced levels of lower margin close-out sales, reflecting lower inventories of close-out, out-of-season product.

          (3) Higher margins on close-out sales, driven by the expansion of our network of outlet stores.

     Selling and administrative expenses increased 7.4% in fiscal 2000 to $2,606.4 million. Much of the increase was driven by investments designed to create future revenues and profits, including opening new NIKE-owned retail outlets, development of e-commerce capability, initiatives to streamline our supply chain, and the conversion of certain international markets from independent distributorships to direct NIKE ownership. Higher bad debt expense due to the bankruptcy filing of one of our U.S. customers, also increased selling and administrative expenses in fiscal 2000 versus fiscal 1999.

     Interest expense increased by 2.0% during fiscal 2000 to $45.0 million. This increase reflected incremental interest costs due to significantly higher average debt balances than in fiscal 1999. (Much of this increase was offset by the effect of lower interest rates outside of the U.S. and the effect of our restructured operating agreement with NIAC, which reduced the interest rate on product purchases financed by NIAC.)

     Other income/expense was a net expense of $23.2 million in fiscal 2000 as compared to a net expense of $21.5 million in fiscal 1999. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization, certain foreign exchange conversion gains and losses, and asset disposal gains and losses. In fiscal 1999, other income/expense also included a $15.0 million credit related to the change in accounting for substantially all inventories in the U.S. from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The change was not sufficiently material to require presentation of the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20.

     Our effective tax rate was 37.0% in fiscal 2000, significantly lower than the prior year rate of 39.5% in fiscal 1999. This decrease was primarily due to reduced state taxes and the utilization of tax loss carryforwards in certain recently profitable foreign operations, where our effective rate is lower than in the U.S.

FISCAL 1999 RESTRUCTURING CHARGE

     During fiscal 1999, the Company incurred a $60.1 million restructuring charge as a result of certain actions taken to better align our cost structure with expected revenue growth rates. As a result of the restructuring actions, we were able to remove approximately $36 million from our cost structure.

     The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Two major areas that were affected by the reduction in force include our information technology functions, primarily in the U.S., as we shifted to an outsource agreement for certain areas of our operations, and European customer service and accounting, where we have been consolidating functions from individual countries to our European headquarters. Outside of these two areas, employees were terminated from various other areas around the Company, including our Asia Pacific region. The original number of employees to be terminated was 1,291. As of May 31, 2001, 71 employees have found positions elsewhere in the Company and 1,200 have left the Company, leaving 20 still to be terminated.

     The second major component of the 1999 charge was a write-off of certain equipment, hardware and software development costs at one of our U.S. distribution centers due to a change in strategy around how we flow product for a specific type of business.

     Due to the change in the number of employees that will be terminated, $0.1 million and $1.4 million of the reserve was reversed during fiscal 2001 and fiscal 2000, respectively. The remaining accrual balance as of May 31, 2001 of $1.5 million will be relieved as leases expire and severance payments are completed.

     Detail of the restructuring charge is as follows:

                                                FY99                    RESERVE                 RESERVE                 RESERVE
                                CASH/       RESTRUCTURING     FY99     BALANCE AT     FY00     BALANCE AT     FY01     BALANCE AT
       DESCRIPTION            NON-CASH         CHARGE       ACTIVITY    5/31/99     ACTIVITY    5/31/00     ACTIVITY    5/31/01
       -----------          -------------   -------------   --------   ----------   --------   ----------   --------   ----------
                                                                        (IN MILLIONS)
Elimination of Job
  Responsibilities                             $(39.9)       $21.9       $(18.0)     $14.5       $(3.5)       $1.8       $(1.7)
  Severance packages......  cash                (28.0)        11.7        (16.3)      12.9        (3.4)        1.8        (1.6)
  Lease cancellations &
    commitments...........  cash                 (2.4)         1.6         (0.8)       0.7        (0.1)         --        (0.1)
  Write-down of assets....  non-cash             (7.8)         7.8           --         --          --          --          --
  Other...................  cash/non-cash        (1.7)         0.8         (0.9)       0.9          --          --          --
--------------------------
Change in warehouse
  distribution strategy...                     $(20.2)       $20.2           --         --          --          --          --
  Write-down of assets....  non-cash            (20.2)        20.2           --         --          --          --          --
--------------------------
Effect of foreign currency
  translation.............                         --        $ 0.1       $  0.1      $(0.1)         --        $0.2       $ 0.2
--------------------------
         Total............                     $(60.1)       $42.2       $(17.9)     $14.4       $(3.5)       $2.0       $(1.5)
--------------------------
--------------------------

EURO CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's new common currency, the euro. In January 2001, an additional country, Greece, also established a fixed conversion rate to the euro. During the transition period ending December 31, 2001, public and private parties may pay for goods and services using either the euro or the participating country's legacy currency. Beginning January 1, 2002, euro denominated bills and coins will be issued, and the legacy currencies will be completely withdrawn from circulation on June 30, 2002.

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

     We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at the retail level. Over the past three years, we have been actively working to assess and, where necessary, adjust pricing practices to operate effectively in this new environment.

     The costs of adapting our systems and practices to the implementation of the euro were generally related to the modification of existing systems and totaled approximately $8 million. These costs were expensed as incurred, primarily in fiscal 2000. We believe that the conversion to the euro will not have a material impact on our financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective June 1, 2001, we will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133).

     As required upon adoption of FAS 133, a one-time transition adjustment will be recorded as of June 1, 2001 on both our consolidated statement of income and consolidated balance sheet. We estimate that the transition adjustment on the consolidated statement of income to be a charge of approximately $5.1 million, net of tax effect. This amount relates to an investment that will be adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represents the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure has not yet affected earnings. The transition adjustment on the consolidated balance sheet is estimated to be an increase in current assets of $118.5 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $59.0 million, net of tax effects.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 (FAS 142), "Goodwill and Other Intangible Assets." Our adoption date is expected to be June 1, 2002. As required by FAS 142, we will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. We have not yet determined what the impact of FAS 142 will be on our results of operations and financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operations was $656.5 million in fiscal 2001, compared to $699.6 million in fiscal 2000. Our primary source of operating cash flow was net income earned during the year of $589.7 million. The company also generated cash flow by utilizing tax loss carryforwards, which resulted in a decrease in deferred income tax assets during the year, and from income tax benefits from stock option exercises. These cash inflows were partially offset by a slight increase in operating working capital, which reflected a higher level of operating activity in the current fiscal year.

     Cash used by investing activities during fiscal 2001 was $342.3 million, compared to $440.0 million invested during fiscal 2000. The total for fiscal 2001 related primarily to capital expenditures for computer equipment and software, driven by our supply chain initiative; investments in new retail outlets; the expansion of our world headquarters; and the development of new distribution facilities in Japan. During fiscal 2002, we will continue to incur expenditures related to the supply chain initiative and retail expansion, although we currently expect total capital expenditures to be less than the total for fiscal 2001.

     Cash used by financing activities in fiscal year 2001 was $349.9 million, up from $252.1 million in the prior year. This amount included uses of cash for dividends to shareholders, a net reduction of short-term debt, payment of a maturing note payable, and share repurchases. These uses of cash were partially offset by proceeds from the exercise of employee stock options.

     The share repurchases were part of a $1.0 billion share repurchase program that began in fiscal 2001, after completion of a four-year, $1.0 billion program in fiscal 2000. To date, under the new program we have purchased a total of 4.0 million shares of NIKE's Class B common stock for $157.0 million. We expect to fund the current program largely from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     We have filed a shelf registration with the Securities and Exchange Commission (SEC) under which $500.0 million in debt securities are available to be issued. Our long-term debt rating is A2 and A by Moody's Investor Service and Standard and Poor's Corporation, respectively.

     Liquidity is also provided by our commercial paper program, under which there was $710.0 million and $691.9 million outstanding at May 31, 2001 and May 31, 2000, respectively. Our issuances of commercial paper are required to be supported by committed lines of credit and/or cash. During fiscal 2001, we entered into a new $1.25 billion committed credit facility with a group of banks: $750 million has a maturity of 364 days from the facility date and $500 million has a maturity of five years from the facility date. To date, we have not borrowed under this facility. Each year, the $750 million, 364 day facility can be extended 364 days, and the $500 million, five year facility can be extended one year. Our ratings for the issuance of commercial paper are P1 and A1 by Moody's Investor Service and Standard and Poor's Corporation, respectively. We also maintain significant uncommitted short and long-term lines of credit with banks. At May 31, 2001 and 2000, we had letters of credit outstanding totaling $851.8 million and $678.2 million, respectively. These letters of credit were issued for the purchase of inventory.

     Management currently believes that cash generated by operations, together with access to external sources of funds, will be sufficient to meet our operating and capital needs.

     Dividends per share of common stock for fiscal 2001 were $0.48, the same as in fiscal 2000. We have paid a dividend for every quarter since February 1984. Consistent with our practice in prior years, we will review our dividend policy at the meeting of our Board of Directors in November; however, based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend.

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

     We are exposed to foreign currency fluctuation as a result of our international sales, production and funding activities. Our foreign currency risk management objective is to protect cash flows from the adverse impact of exchange rate movements. We use forward exchange contracts and purchased options to hedge certain firm commitments and the related receivables and payables, including third party or intercompany transactions, and use purchased currency options to hedge certain anticipated but not yet firmly committed transactions. When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all firmly committed and anticipated transactions that are hedged are to be recognized within twelve months. In addition, we use cross-currency swaps to hedge foreign currency denominated payments under intercompany loan agreements. Hedged transactions are principally denominated in European currencies, Japanese yen, Australian dollars, Canadian dollars, and Korean won.

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

MARKET RISK MEASUREMENT

     We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, foreign currency option contracts, cross-currency swaps, intercompany loans denominated in foreign currencies, fixed interest rate U.S. dollar denominated debt and fixed interest rate Japanese yen denominated debt.

     We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a "variance/co-variance" technique). We determined these interrelationships by observing foreign exchange currency market changes and interest rate changes over the preceding one year. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the "delta" and "gamma") to changes in the underlying currency rate. We have excluded anticipated transactions, firm commitments, cash balances and accounts receivable and payable denominated in foreign currencies from the VaR calculation, which certain of these instruments are intended to hedge.

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

     The estimated maximum one-day loss in fair value on NIKE's foreign currency sensitive financial instruments, derived using the VaR model, was $18.9 million and $9.5 million at May 31, 2001 and May 31, 2000, respectively. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged.

     Details of all other market-sensitive derivative and other financial instruments, including their fair values, are included in the table below. These instruments include intercompany loans denominated in foreign currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt, and cross-currency swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We have excluded the cross-currency swaps from the foreign exchange risk category because these instruments eliminate all foreign currency exposure in the cash flows of a Dutch guilder denominated inter-company loan. We have included these cross-currency swaps in the interest rate risk category but excluded the related intercompany loan from this category because the intercompany interest eliminates in consolidation. For the cross-currency swaps the table presents both the Dutch guilder swap payable and U.S. dollar swap receivable and the respective pay and receive interest rates. All information is presented in U.S. dollar equivalents, in millions, except interest rates.

                             EXPECTED MATURITY DATE
                               YEAR ENDED MAY 31,

                                        2002    2003   2004   2005    2006   THEREAFTER   TOTAL    FAIR VALUE
                                       ------   ----   ----   -----   ----   ----------   ------   ----------
FOREIGN EXCHANGE RISK
Euro Functional Currency
  Intercompany loan -- U.S. dollar
    denominated -- Fixed rate
  Principal payments.................  $133.7    --     --       --    --          --     $133.7     $133.7
  Average interest rate..............     7.4%   --     --       --    --          --        7.4%
U.S. Dollar Functional Currency
  Intercompany loans -- Euro
    denominated -- Fixed rate
  Principal payments.................  $257.3    --     --       --    --          --     $257.3     $257.3
  Average interest rate..............     5.0%   --     --       --    --          --        5.0%
  Intercompany loan -- Japanese yen
    denominated -- Fixed rate
  Principal payments.................  $213.0    --     --       --    --          --     $213.0     $213.0
  Average interest rate..............       0%   --     --       --    --          --          0%
  Intercompany loan -- British pound
    denominated -- Fixed rate
  Principal payments.................  $ 20.6    --     --       --    --          --     $ 20.6     $ 20.6
  Average interest rate..............     6.5%   --     --       --    --          --        6.5%
Korean Won Functional Currency
  Intercompany loan -- U.S. dollar
    denominated -- Fixed rate
  Principal payments.................  $ 22.6    --     --       --    --          --     $ 22.6     $ 22.6
  Average interest rate..............     6.9%   --     --       --    --          --        6.9%
Japanese Yen Functional Currency
  Long-term Japanese yen debt-Fixed
    rate
  Principal payments.................  $  5.4   5.4    5.4      5.4   5.4      $164.0     $191.0     $181.1
  Average interest rate..............     3.3%  3.3%   3.3%     3.4%  3.4%        3.4%       3.3%
INTEREST RATE RISK
Japanese Yen Functional Currency
  Long-term Japanese yen debt-Fixed
    rate
  Principal Payments.................  $  5.4   5.4    5.4      5.4   5.4      $164.0     $191.0     $181.1
  Average interest rate..............     3.3%  3.3%   3.3%     3.4%  3.4%        3.4%       3.3%
U.S. Dollar Functional Currency
  Long-term U.S. dollar debt-Fixed
    rate
  Principal payments.................  $   --   50.0   199.6     --    --          --     $249.6     $256.2
  Average interest rate..............     6.4%  6.4%   6.4%      --    --          --        6.4%
Cross-currency swaps-
  Fixed Dutch guilder for fixed U.S.
    dollar
  Dutch guilder swap payable.........  $   --   37.8   134.8     --    --          --     $172.6     $179.4
  U.S. dollar swap receivable........  $   --   50.0   200.0     --    --          --     $250.0     $266.4
  Average pay rate (Dutch guilder)...     5.5%  5.6%   5.6%      --    --          --        5.6%
  Average receive rate (U.S.
    dollars).........................     6.5%  6.5%   6.5%      --    --          --        6.5%

     Intercompany loans and related interest amounts eliminate in consolidation. Intercompany loans are generally hedged against foreign exchange risk through the use of forward contracts and swaps with third parties.

     The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by two of NIKE's Japanese subsidiaries. Accordingly, the monthly remeasurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive income upon the consolidation of these subsidiaries.

     There was not a significant change in debt or cross-currency swap market risks during fiscal 2001. The U.S. dollar fair values of intercompany loans denominated in foreign currencies was $692.8 million at May 31, 2000, which is the same as the carrying values of the loans prior to their elimination. The U.S. dollar fair value of the fixed rate Japanese yen denominated debt that was outstanding at May 31, 2000 was $220.4 million versus a carrying value of $219.8 million at that date. The U.S. dollar fair values of the fixed rate U.S. dollar denominated debt, the Dutch guilder swap payable and the U.S. dollar swap receivable as of May 31, 2000 were $288.4 million, $226.6 million and $288.8 million, respectively, versus carrying values of $299.6 million, $227.6 million and $300 million, respectively, at that date.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ANALYST REPORTS.

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of NIKE, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) on page 45 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(A)(2) on page 45 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Portland, Oregon
June 27, 2001

                                   NIKE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        YEAR ENDED MAY 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues....................................................   $9,488.8      $8,995.1      $8,776.9
Costs and expenses:
  Cost of sales.............................................    5,784.9       5,403.8       5,493.5
  Selling and administrative................................    2,689.7       2,606.4       2,426.6
  Interest expense (Notes 4 and 5)..........................       58.7          45.0          44.1
  Other income/expense, net (Notes 1, 10 and 11)............       34.2          23.2          21.5
  Restructuring charge, net (Note 13).......................        (.1)         (2.5)         45.1
                                                               --------      --------      --------
Total costs and expenses....................................    8,567.4       8,075.9       8,030.8
                                                               --------      --------      --------
Income before income taxes..................................      921.4         919.2         746.1
Income taxes (Note 6).......................................      331.7         340.1         294.7
                                                               --------      --------      --------
Net income..................................................   $  589.7      $  579.1      $  451.4
                                                               ========      ========      ========
Basic earnings per common share (Notes 1 and 9).............   $   2.18      $   2.10      $   1.59
                                                               ========      ========      ========
Diluted earnings per common share (Notes 1 and 9)...........   $   2.16      $   2.07      $   1.57
                                                               ========      ========      ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    MAY 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN MILLIONS)
Current Assets:
  Cash and equivalents......................................  $  304.0    $  254.3
  Accounts receivable, less allowance for doubtful accounts
     of $72.1 and $65.4.....................................   1,621.4     1,569.4
  Inventories (Note 2)......................................   1,424.1     1,446.0
  Deferred income taxes (Notes 1 and 6).....................     113.3       111.5
  Prepaid expenses (Note 1).................................     162.5       215.2
                                                              --------    --------
          Total current assets..............................   3,625.3     3,596.4
                                                              --------    --------
Property, plant and equipment, net (Note 3).................   1,618.8     1,583.4
Identifiable intangible assets and goodwill, net (Note 1)...     397.3       410.9
Deferred income taxes and other assets (Notes 1 and 6)......     178.2       266.2
                                                              --------    --------
          Total assets......................................  $5,819.6    $5,856.9
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt (Note 5)................  $    5.4    $   50.1
  Notes payable (Note 4)....................................     855.3       924.2
  Accounts payable (Note 4).................................     432.0       543.8
  Accrued liabilities.......................................     472.1       621.9
  Income taxes payable......................................      21.9          --
                                                              --------    --------
          Total current liabilities.........................   1,786.7     2,140.0
                                                              --------    --------
Long-term debt (Notes 5 and 14).............................     435.9       470.3
Deferred income taxes and other liabilities (Notes 1 and
  6)........................................................     102.2       110.3
Commitments and contingencies (Notes 12 and 15).............        --          --
Redeemable Preferred Stock (Note 7).........................       0.3         0.3
Shareholders' Equity:
  Common Stock at stated value (Note 8):
     Class A convertible -- 99.1 and 99.2 shares
      outstanding...........................................       0.2         0.2
     Class B -- 169.5 and 170.4 shares outstanding..........       2.6         2.6
  Capital in excess of stated value.........................     459.4       369.0
  Unearned stock compensation...............................      (9.9)      (11.7)
  Accumulated other comprehensive income....................    (152.1)     (111.1)
  Retained earnings.........................................   3,194.3     2,887.0
                                                              --------    --------
          Total shareholders' equity........................   3,494.5     3,136.0
                                                              --------    --------
          Total liabilities and shareholders' equity........  $5,819.6    $5,856.9
                                                              ========    ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED MAY 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                      (IN MILLIONS)
CASH PROVIDED (USED) BY OPERATIONS:
Net income..................................................  $ 589.7    $ 579.1    $ 451.4
Income charges not affecting cash:
  Depreciation..............................................    197.4      188.0      198.2
  Non-cash portion of restructuring charge..................       --         --       28.0
  Deferred income taxes.....................................     79.8       36.8       37.9
  Amortization and other....................................     16.7       35.6       30.6
Income tax benefit from exercise of stock options...........     32.4       14.9       33.4
Changes in certain working capital components:
  (Increase) decrease in accounts receivable................   (141.4)     (82.6)     114.4
  (Increase) decrease in inventories........................    (16.7)    (311.8)     214.4
  Decrease in other current assets and income taxes
     receivable.............................................     78.0       61.2       24.2
  (Decrease) increase in accounts payable, accrued
     liabilities and income taxes payable...................   (179.4)     178.4     (191.1)
                                                              -------    -------    -------
     Cash provided by operations............................    656.5      699.6      941.4
                                                              -------    -------    -------
CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
Additions to property, plant and equipment..................   (317.6)    (419.9)    (384.1)
Disposals of property, plant and equipment..................     12.7       25.3       27.2
Increase in other assets....................................    (42.5)     (51.3)     (60.8)
Increase in other liabilities...............................      5.1        5.9        1.2
                                                              -------    -------    -------
     Cash used by investing activities......................   (342.3)    (440.0)    (416.5)
                                                              -------    -------    -------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
Reductions in long-term debt including current portion......    (50.3)      (1.7)      (1.5)
(Decrease) increase in notes payable........................    (68.9)     505.1      (61.0)
Proceeds from exercise of stock options.....................     56.0       23.9       54.4
Repurchase of stock.........................................   (157.0)    (646.3)    (299.8)
Dividends -- common and preferred...........................   (129.7)    (133.1)    (136.2)
                                                              -------    -------    -------
     Cash used by financing activities......................   (349.9)    (252.1)    (444.1)
                                                              -------    -------    -------
Effect of exchange rate changes on cash.....................     85.4       48.7        8.7
                                                              -------    -------    -------
     Net increase in cash and equivalents...................     49.7       56.2       89.5
Cash and equivalents, beginning of year.....................    254.3      198.1      108.6
                                                              -------    -------    -------
Cash and equivalents, end of year...........................  $ 304.0    $ 254.3    $ 198.1
                                                              =======    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest..................................................  $  68.5    $  45.0    $  47.1
  Income taxes..............................................    173.1      221.1      231.9
NON-CASH INVESTING AND FINANCING ACTIVITY:
Assumption of long-term debt to acquire property, plant and
  equipment.................................................       --    $ 108.9         --

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                        COMMON STOCK
                              ---------------------------------   CAPITAL IN                   ACCUMULATED
                                  CLASS A           CLASS B       EXCESS OF      UNEARNED         OTHER
                              ---------------   ---------------     STATED        STOCK       COMPREHENSIVE   RETAINED
                              SHARES   AMOUNT   SHARES   AMOUNT     VALUE      COMPENSATION      INCOME       EARNINGS    TOTAL
                              ------   ------   ------   ------   ----------   ------------   -------------   --------   --------
                                                                         (IN MILLIONS)
BALANCE AT MAY 31, 1998.....  101.5     $0.2    185.5    $ 2.7      $262.5        $   --         $ (47.2)     $3,043.4   $3,261.6
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Stock options exercised.....                      2.7                 80.5                                                   80.5
Conversion to Class B Common
  Stock.....................   (0.8)              0.8
Repurchase of Class B Common
  Stock.....................                     (7.4)                (8.9)                                     (292.7)    (301.6)
Dividends on Common Stock...                                                                                    (135.6)    (135.6)
Comprehensive income:
  Net income................                                                                                     451.4      451.4
  Foreign currency
    translation (net of tax
    expense of $0.4)........                                                                       (21.7)                   (21.7)
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Comprehensive income........                                                                       (21.7)        451.4      429.7
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
BALANCE AT MAY 31, 1999.....  100.7      0.2    181.6      2.7       334.1            --           (68.9)      3,066.5    3,334.6
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Stock options exercised.....                      1.3                 38.7                                                   38.7
Conversion to Class B Common
  Stock.....................   (1.5)              1.5
Repurchase of Class B Common
  Stock.....................                    (14.5)    (0.1)      (17.3)                                     (627.1)    (644.5)
Dividends on Common stock...                                                                                    (131.5)    (131.5)
Issuance of shares to
  employees.................                      0.5                 13.5         (13.5)                                      --
Amortization of unearned
  compensation..............                                                         1.8                                      1.8
Comprehensive income:
  Net income................                                                                                     579.1      579.1
  Foreign currency
    translation (net of tax
    expense of $1.2)........                                                                       (42.2)                   (42.2)
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Comprehensive income........                                                                       (42.2)        579.1      536.9
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
BALANCE AT MAY 31, 2000.....   99.2      0.2    170.4      2.6       369.0         (11.7)         (111.1)      2,887.0    3,136.0
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Stock options exercised.....                      2.9                 91.0                                                   91.0
Conversion to Class B Common
  Stock.....................   (0.1)              0.1                                                                          --
Repurchase of Class B Common
  Stock.....................                     (4.0)                (4.8)                                     (152.2)    (157.0)
Dividends on Common Stock...                                                                                    (129.6)    (129.6)
Issuance of shares to
  employees.................                      0.1                  6.7          (6.7)                                      --
Amortization of unearned
  compensation..............                                                         7.3                                      7.3
Forfeiture of shares from
  employees.................                                          (2.5)          1.2                          (0.6)      (1.9)
Comprehensive income:
  Net income................                                                                                     589.7      589.7
  Foreign currency
    translation and other
    (net of tax benefit of
    $0.2)...................                                                                       (41.0)                   (41.0)
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
Comprehensive income........                                                                       (41.0)        589.7      548.7
                              -----     ----    -----    -----      ------        ------         -------      --------   --------
BALANCE AT MAY 31, 2001.....   99.1     $0.2    169.5    $ 2.6      $459.4        $ (9.9)        $(152.1)     $3,194.3   $3,494.5
                              =====     ====    =====    =====      ======        ======         =======      ========   ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                   NIKE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Basis of consolidation:

     The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

  Recognition of revenues:

     Wholesale revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for sales discounts and returns are made at the time of sale.

  Advertising and promotion:

     Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. The majority of the Company's promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses or other assets depending on the length of the contract. Total advertising and promotion expenses were $1,000.5 million, $978.2 million and $978.6 million for the years ended May 31, 2001, 2000 and 1999, respectively. Included in prepaid expenses and other assets was $122.3 million and $158.7 million at May 31, 2001 and 2000, respectively, relating to prepaid advertising and promotion expenses.

  Cash and equivalents:

     Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

  Inventory valuation:

     Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (FIFO) basis. During the year ended May 31, 1999, the Company changed its method of determining cost for substantially all of its U.S. inventories from last-in, first-out (LIFO) to FIFO. See Note 11.

  Property, plant and equipment and depreciation:

     Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements over 2 to 40 years and principally on a declining balance basis for machinery and equipment over 2 to 15 years. Computer software is depreciated on a straight-line basis over 3 to 10 years.

  Identifiable intangible assets and goodwill:

     At May 31, 2001 and 2000, the Company had patents, trademarks and other identifiable intangible assets recorded at a cost of $218.6 million and $215.2 million, respectively. The Company's excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $322.5 million and $323.5 million at May 31, 2001 and 2000, respectively.

     Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $143.8 million and $127.8 million at

                                   NIKE, INC.

May 31, 2001 and 2000, respectively. Amortization expense, which is included in other income/expense, was $15.6 million, $18.5 million and $19.4 million for the years ended May 31, 2001, 2000 and 1999, respectively.

  Impairment of long-lived assets:

     When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company uses an estimate of the future undiscounted cash flows to be derived from the remaining useful life of the asset to assess whether or not the asset is recoverable. If the future undiscounted cash flows to be derived over the life of the asset do not exceed the asset's net book value, the Company then considers estimated fair market value versus carrying value in determining any potential impairment.

  Foreign currency translation and foreign currency transactions:

     Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders' equity. Gains and losses resulting from transactions that are made in a currency different from the functional currency of the applicable Company entity are recognized in earnings as they occur or, for hedging contracts, when the underlying hedged transaction affects earnings. Foreign currency transaction gains and losses were a $129.6 million gain, a $36.1 million gain, and a $32.3 million loss for the years ended May 31, 2001, 2000, and 1999, respectively.

  Derivatives:

     The Company enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Firmly committed transactions and the related receivables and payables may be hedged with forward exchange contracts or purchased options. Anticipated, but not yet firmly committed, transactions may be hedged through the use of purchased options. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and are recognized in earnings when the transaction being hedged is recognized. Gains and losses arising from foreign currency forward and option contracts and cross-currency swap transactions are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. Hedge effectiveness is determined by evaluating whether gains and losses on hedges will offset gains and losses on the underlying exposures. This evaluation is performed at inception of the hedge and periodically over the life of the hedge. Occasionally, hedges may cease to be effective and are thus terminated prior to recognition of the underlying transaction. Gains and losses on these hedges are deferred until the point in time ineffectiveness is determined and will be included in the basis of the underlying transaction. Hedges will also be terminated if the underlying transaction is no longer expected to occur. When this occurs, all related deferred gains and losses are recognized in earnings immediately. Cash flows from hedging activities are classified in the same category as the cash flows from the related foreign exchange transaction activity. See Note 15 for further discussion.

  Income taxes:

     United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 6 for further discussion.

                                   NIKE, INC.

  Earnings per share:

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. See Note 9 for further discussion.

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

  Recently issued accounting standards:

     Effective June 1, 2001, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133).

     As required upon adoption of FAS 133, a one-time transition adjustment will be recorded as of June 1, 2001 on both the consolidated statement of income and consolidated balance sheet. The Company estimates the transition adjustment on the consolidated statement of income to be a charge of approximately $5.1 million, net of tax effect. This amount relates to an investment that will be adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represents the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure has not yet affected earnings. The transition adjustment on the consolidated balance sheet is estimated to be an increase in current assets of $118.5 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $59.0 million, net of tax effects.

     The Company expects to adopt SFAS No. 142, "Goodwill and Other Intangible Assets" on June 1, 2002 (FAS 142). As required by FAS 142, the Company will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, the Company will perform impairment tests annually and whenever events or circumstances occur indicating that goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. The Company has not yet determined what the impact of FAS 142 will be on the Company's results of operations and financial position.

                                   NIKE, INC.

NOTE 2 -- INVENTORIES:

     Inventories by major classification are as follows:

                                                                MAY 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                                                             (IN MILLIONS)
Finished goods..........................................  $1,399.4    $1,416.6
Work-in-progress........................................      15.1        17.3
Raw materials...........................................       9.6        12.1
                                                          --------    --------
                                                          $1,424.1    $1,446.0
                                                          ========    ========

NOTE 3 -- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment includes the following:

                                                                MAY 31,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
                                                             (IN MILLIONS)
Land....................................................  $  177.2    $  180.6
Buildings...............................................     695.4       503.4
Machinery and equipment.................................   1,117.3       981.9
Leasehold improvements..................................     391.9       279.6
Construction in process.................................     171.0       448.3
                                                          --------    --------
                                                           2,552.8     2,393.8
Less accumulated depreciation...........................     934.0       810.4
                                                          --------    --------
                                                          $1,618.8    $1,583.4
                                                          ========    ========

     Capitalized interest expense incurred was $8.4 million, $4.8 million and $6.9 million for the years ended May 31, 2001, 2000 and 1999, respectively.

NOTE 4 -- SHORT-TERM BORROWINGS AND CREDIT LINES:

     Commercial paper outstanding, notes payable to banks and interest-bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

                                                                    MAY 31,
                                              ---------------------------------------------------
                                                        2001                       2000
                                              ------------------------   ------------------------
                                                              INTEREST                   INTEREST
                                               BORROWINGS       RATE      BORROWINGS       RATE
                                              -------------   --------   -------------   --------
                                              (IN MILLIONS)              (IN MILLIONS)
Notes payable and commercial paper:
  U.S. operations...........................     $710.0         4.07%       $691.9         6.42%
  Non-U.S. operations.......................      145.3         6.50%        232.3         3.72%
                                                 ------                     ------
                                                 $855.3                     $924.2
                                                 ======                     ======
NIAC:
  U.S. and Europe operations................     $   --           --        $ 12.6         6.36%
  Rest of world operations..................       30.4         5.14%         47.3         7.15%
                                                 ------                     ------
                                                 $ 30.4                     $ 59.9
                                                 ======                     ======

     The Company has outstanding loans at interest rates at various spreads above the banks' cost of funds for financing non-U.S. operations. Certain of these loans are secured by accounts receivable and inventory.

                                   NIKE, INC.

U.S. operations were funded principally with commercial paper. At May 31, 2001 there was $710.0 million outstanding and at May 31, 2000 there was $691.9 million outstanding under these arrangements, net of discounting.

     The Company purchases through NIAC certain athletic footwear and apparel it acquires from non-U.S. suppliers. These purchases are for the Company's operations outside of the U.S. and Europe. Accounts payable to NIAC are generally due up to 60 days after shipment of goods from the foreign port. The interest on such accounts payable accrues at the 60 day London Interbank Offered Rate (LIBOR) as of the beginning of the month of the invoice date, plus 0.75%.

     At May 31, 2001, the Company had no outstanding borrowings under its $1.25 billion committed credit facility with a group of 20 banks. This credit facility has a 364-day revolver (due 364 days from the borrowing date) for $750.0 million and a five-year revolver (due five years from the borrowing date) for $500.0 million. Each year, the $750 million, 364-day facility can be extended 364 days, and the $500 million, five-year facility can be extended one year. Based on the Company's current senior unsecured debt ratings, the interest rate charged on any outstanding borrowings on the $750.0 million revolver would be the prevailing LIBOR rate plus 0.24%, and the interest rate charged on any outstanding borrowings on the $500.0 million revolver would be the prevailing LIBOR rate plus 0.22%. The facility fees for the $750.0 million and the $500.0 million revolvers are 0.06% and 0.08%, respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2001.

NOTE 5 -- LONG-TERM DEBT:

     Long-term debt includes the following:

                                                                  MAY 31,
                                                              ----------------
                                                               2001      2000
                                                              ------    ------
                                                               (IN MILLIONS)
6.51% Medium term notes, payable June 16, 2000..............  $   --    $ 50.0
6.69% Medium term notes, payable June 17, 2002..............    50.0      50.0
6.375% Medium term notes, payable December 1, 2003..........   199.7     199.6
4.3% Japanese yen notes, payable June 26, 2011..............    85.3      98.2
2.6% Japanese yen notes, maturing August 20, 2001 through
  November 20, 2020.........................................    73.2      84.2
2.0% Japanese yen notes, maturing August 20, 2001 through
  November 20, 2020.........................................    32.5      37.4
Other.......................................................      .6       1.0
                                                              ------    ------
          Total.............................................   441.3     520.4
Less current maturities.....................................     5.4      50.1
                                                              ------    ------
                                                              $435.9    $470.3
                                                              ======    ======

     In December 1996, the Company filed a $500.0 million shelf registration with the Securities and Exchange Commission (SEC) and issued $200 million seven-year notes, maturing December 1, 2003. In June 1997, the Company issued an additional $100 million in medium-term notes under this program with maturities of June 16, 2000 and June 17, 2002. The note that matured on June 16, 2000 was repaid. Interest on the remaining note outstanding is paid semi-annually. The proceeds from all three issues were subsequently exchanged for Dutch guilders and loaned to a European subsidiary. The Company entered into swap transactions to hedge the foreign currency exposure related to the repayment of these intercompany loans. (See Note 15.) In February 1999, the Company filed a shelf registration with the SEC for the sale of up to $500 million in debt securities, of which $200 million had been previously registered but not issued under the December 1996 registration.

                                   NIKE, INC.

     In June 1996, one of the Company's Japanese subsidiaries borrowed 10,500 million Japanese yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

     In July 1999, another of the Company's Japanese subsidiaries assumed 13,000 million in Japanese yen loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly.

     Amounts of long-term debt maturities in each of the years ending May 31, 2002 through 2006 are $5.4 million, $55.5 million, $205.2 million, $5.5 million and $5.6 million, respectively.

NOTE 6 -- INCOME TAXES:

     Income before income taxes and the provision for income taxes are as follows:

                                                               YEAR ENDED MAY 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS)
Income before income taxes:
  United States..........................................  $470.7    $530.4    $598.7
  Foreign................................................   450.7     388.8     147.4
                                                           ------    ------    ------
                                                           $921.4    $919.2    $746.1
                                                           ======    ======    ======
Provision for income taxes:
Current:
  United States
     Federal.............................................  $158.5    $205.0    $210.2
     State...............................................    31.6      30.6      34.3
  Foreign................................................    76.2      58.8      50.1
                                                           ------    ------    ------
                                                            266.3     294.4     294.6
                                                           ------    ------    ------
Deferred:
  United States
     Federal.............................................    64.2      32.7      (7.6)
     State...............................................     2.6       1.6       4.0
  Foreign................................................    (1.4)     11.4       3.7
                                                           ------    ------    ------
                                                             65.4      45.7       0.1
                                                           ------    ------    ------
                                                           $331.7    $340.1    $294.7
                                                           ======    ======    ======

     The Company has indefinitely reinvested approximately $81.0 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $25.0 million was earned in the year ended May 31, 2001. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the undistributed earnings was approximately $19.9 million.

     A benefit was recognized for foreign loss carryforwards of $118.6 million at May 31, 2001, of which $4.0 million, $6.0 million, $31.6 million, $8.3 million and $8.1 million expire in the years ended May 31, 2004, 2005, 2006, 2007, and 2008, respectively. Foreign loss carryforwards of $60.6 million do not expire.

     As of May 31, 2001 the Company had utilized all foreign tax credits.

                                   NIKE, INC.

     Deferred tax liabilities (assets) are comprised of the following:

                                                                   MAY 31,
                                                              ------------------
                                                               2001       2000
                                                              -------    -------
                                                                (IN MILLIONS)
Undistributed earnings of foreign subsidiaries..............  $  53.9    $  24.9
Depreciation................................................     18.4        4.9
Other.......................................................     20.5       14.9
                                                              -------    -------
  Gross deferred tax liabilities............................     92.8       44.7
                                                              -------    -------
Allowance for doubtful accounts.............................    (16.3)     (16.0)
Inventory reserves..........................................    (17.2)     (16.3)
Sales return reserves.......................................    (18.4)     (20.8)
Deferred compensation.......................................    (40.1)     (36.2)
Reserves and accrued liabilities............................    (40.1)     (33.1)
Tax basis inventory adjustment..............................    (16.8)     (14.7)
Depreciation................................................    (25.7)     (33.3)
Foreign loss carryforwards..................................    (33.2)     (72.2)
Other.......................................................    (21.5)     (18.4)
                                                              -------    -------
  Gross deferred tax assets.................................   (229.3)    (261.0)
                                                              -------    -------
  Net deferred tax assets...................................  $(136.5)   $(216.3)
                                                              =======    =======

     A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

                                                               YEAR ENDED
                                                                MAY 31,
                                                              ------------
                                                              2001    2000
                                                              ----    ----
U.S. federal statutory rate.................................  35.0%   35.0%
State income taxes, net of federal benefit..................   2.4     2.3
Other, net..................................................  (1.4)   (0.3)
                                                              ----    ----
Effective income tax rate...................................  36.0%   37.0%
                                                              ====    ====

NOTE 7 -- REDEEMABLE PREFERRED STOCK:

     NIAC is the sole owner of the Company's authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2001. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NOTE 8 -- COMMON STOCK:

     The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110 million and 350 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

     In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 37.5 million shares of

                                   NIKE, INC.

Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2001, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

     During the year ended May 31, 2001, the Company granted 25,000 shares of restricted stock at a market value of $39.875 per share under the 1990 plan. A portion of the grant was immediately vested, a portion will vest in one year and a final portion in two years. The shares are subject to forfeiture if employment terminates prior to vesting. During the year ended May 31, 2000, the Company granted 427,000 shares of restricted stock at a market value of $27.69 per share. The restrictions lapse and recipients of the restricted shares become vested in the shares over a three-year period from the date of grant. The shares are subject to partial forfeiture if employment terminates within the three-year period. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares. The value of all of the restricted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the vesting period. During the years ended May 31, 2001 and 2000, respectively, the Company recognized $4.3 million and $1.0 million in selling and administrative expense related to the grants, net of forfeitures.

     During the years ended May 31, 2001 and 2000, the Company also granted shares of restricted stock under the Long-Term Incentive Plan ("LTIP"), adopted by the Board of Directors and approved by shareholders in September 1997. Under the LTIP, awards are made to certain executives based on performance targets established over varying time periods. Once performance targets are achieved, the shares of stock are issued and remain restricted for an additional three years, subject to forfeiture if the executive's employment terminates within that period. Plan participants are entitled to cash dividends and to vote their respective shares. The value of the restricted shares is established by the market price on the date of grant. Unearned compensation is charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders' equity and is being amortized ratably over the service and vesting periods. Under the LTIP, a total of 115,000 restricted shares with an average market value of $47.56 were issued during the year ended May 31, 2001, and a total of 33,000 restricted shares with an average market value of $51.06 were issued during the year ended May 31, 2000. The Company recognized $2.3 million and $2.0 million of selling and administrative expense in the years May 31, 2001 and 2000, respectively, net of forfeitures.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (FAS 123) defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

     The Company has elected not to adopt the fair value method; however, as required by FAS 123, the Company has computed for pro forma disclosure purposes, the fair value of options granted during the years ended May 31, 2001, 2000 and 1999 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for each of these years were a dividend yield of 1%; expected

                                   NIKE, INC.

volatility of the market price of the Company's common stock of 39%, 37%, and 34% for the years ended May 31, 2001, 2000, and 1999, respectively; a weighted-average expected life of the options of approximately five years; and interest rates of 5.4% for the year ended May 31, 2001, 5.8%, 6.2% and 6.6% for the year ended May 31, 2000 and 5.5% and 4.9% for the year ended May 31, 1999. These interest rates are reflective of option grant dates throughout the year.

     Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2001, 2000 and 1999, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $5.0 million, $129.8 million and $61.6 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2001, 2000 and 1999 are $17.27, $15.81 and $17.33,
respectively.

     If the Company had accounted for these stock options issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share (EPS) would have been reported as follows:

                                        2001                       2000                       1999
                              ------------------------   ------------------------   ------------------------
                               NET     DILUTED   BASIC    NET     DILUTED   BASIC    NET     DILUTED   BASIC
                              INCOME     EPS      EPS    INCOME     EPS      EPS    INCOME     EPS      EPS
                              ------   -------   -----   ------   -------   -----   ------   -------   -----
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
As reported.................  $589.7    $2.16    $2.18   $579.1    $2.07    $2.10   $451.4    $1.57    $1.59
Pro Forma...................   559.0     2.05     2.07    551.2     1.97     2.00    434.3     1.51     1.53

     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

     The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

                                                                                WEIGHTED
                                                                                AVERAGE
                                                                                 OPTION
                                                                  SHARES         PRICE
                                                              --------------    --------
                                                              (IN THOUSANDS)
Options outstanding May 31, 1998............................      11,373         $26.30
  Exercised.................................................      (2,665)         15.25
  Surrendered...............................................        (399)         46.70
  Granted...................................................       3,556          48.76
                                                                  ------
Options outstanding May 31, 1999............................      11,865          34.97

  Exercised.................................................      (1,237)         18.23
  Surrendered...............................................        (852)         52.86
  Granted...................................................       8,294          40.94
                                                                  ------
Options outstanding May 31, 2000............................      18,070          38.02

  Exercised.................................................      (2,944)         19.24
  Surrendered...............................................      (1,302)         44.80
  Granted...................................................         341          40.71
                                                                  ------
Options outstanding May 31, 2001............................      14,165         $41.28
                                                                  ======
Options exercisable at May 31,
  1999......................................................       5,991         $22.13
  2000......................................................       6,655          28.72
  2001......................................................       6,626          39.70

                                   NIKE, INC.

     The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company's stock options at May 31, 2001:

                                OPTIONS OUTSTANDING
                 --------------------------------------------------         OPTIONS EXERCISABLE
                                                       WEIGHTED       -------------------------------
                   NUMBER OF         WEIGHTED          AVERAGE          NUMBER OF         WEIGHTED
                    OPTIONS          AVERAGE       CONTRACTUAL LIFE      OPTIONS          AVERAGE
EXERCISE PRICE    OUTSTANDING     EXERCISE PRICE      REMAINING        EXERCISABLE     EXERCISE PRICE
--------------   --------------   --------------   ----------------   --------------   --------------
                 (IN THOUSANDS)                        (YEARS)        (IN THOUSANDS)
$ 9.56 - $21.00      1,607            $17.12             3.10             1,607            $17.12
 27.50 -  27.69      3,749             27.69             8.77               924             27.69
 28.13 -  48.44      4,143             46.96             6.94             2,341             47.56
 48.69 -  74.88      4,666             55.49             7.67             1,754             56.24

NOTE 9 -- EARNINGS PER SHARE:

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 8.3 million and 9.7 million shares of common stock were outstanding at May 31, 2001 and May 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. No such antidilutive options were outstanding at May 31, 1999.

                                                               YEAR ENDED MAY 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           ------    ------    ------
                                                                 (IN MILLIONS,
                                                             EXCEPT PER SHARE DATA)
Determination of shares:
  Average common shares outstanding......................   270.0     275.7     283.3
  Assumed conversion of dilutive stock options and
     awards..............................................     3.3       3.7       5.0
                                                           ------    ------    ------
Diluted average common shares outstanding................   273.3     279.4     288.3
                                                           ======    ======    ======
Basic earnings per common share..........................  $ 2.18    $ 2.10    $ 1.59
Diluted earnings per common share........................  $ 2.16    $ 2.07    $ 1.57

NOTE 10 -- BENEFIT PLANS:

     The Company has a profit sharing plan available to substantially all U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $13.1 million, $15.7 million and $12.8 million to the plan are included in other income/expense in the consolidated financial statements for the years ended May 31, 2001, 2000 and 1999, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with common stock. Plan changes during the year ended May 31, 2001 included a larger Company match percentage and a change to immediate vesting of the Company match, compared to a previous vesting schedule over 5 years. Company contributions to the savings plan were $12.7 million, $6.7 million and $7.4 million for the years ended May 31, 2001, 2000 and 1999, respectively, and are included in selling and administrative expenses.

NOTE 11 -- OTHER INCOME/EXPENSE, NET:

     Included in other income/expense for the years ended May 31, 2001, 2000, and 1999, was interest income of $13.9 million, $13.6 million and $13.0 million, respectively. In addition, included in other income/expense in the year ended May 31, 1999 was income of $15.0 million related to the change in accounting for inventories in the U.S. from the LIFO to the FIFO method. The change was not considered significant to

                                   NIKE, INC.

show the cumulative effect or to restate comparable income statements as dictated by Accounting Principles Board Opinion No. 20.

NOTE 12 -- COMMITMENTS AND CONTINGENCIES:

     The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to sixteen years after May 31, 2001. Rent expense aggregated $152.0 million, $145.5 million and $129.5 million for the years ended May 31, 2001, 2000 and 1999, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2002 through 2006 are $108.9 million, $101.3 million, $88.0 million, $78.4 million, $70.1 million, respectively, and $298.8 million in later years.

     As of May 31, 2001 and 2000, the Company had letters of credit outstanding totaling $851.8 million and $678.2 million, respectively. These letters of credit were issued for the purchase of inventory.

     In the ordinary course of its business, the Company has pending various cases involving contractual matters, employee-related matters, distribution questions, product liability claims, trademark infringement and other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company's financial position or results of operations.

NOTE 13 -- RESTRUCTURING CHARGES:

     During the year ended May 31, 1999, a $60.1 million charge was taken to better align the Company's cost structure with expected revenue growth rates. The charge (shown below in tabular format) was primarily for costs of severing employees, including severance packages, lease abandonments and the write down of assets no longer in use. Employees were terminated in Europe, Asia Pacific, and in the United States, and included employees affected by the Company's shift to outsourcing certain of its information technology functions. The original number of employees to be terminated was 1,291. As of May 31, 2001, 71 employees have found positions elsewhere in the Company and 1,200 have left the Company, leaving 20 still to be terminated. Due to the change in the number of employees that will be terminated, $0.1 million and $1.4 million of the reserve was reversed during the years ended May 31, 2001 and 2000, respectively.

     Also included in the charge was a $20.2 million write-off of certain assets related to the change in strategies around the Company's warehouse distribution facilities in the United States.

     The remaining accrual balance as of May 31, 2001 of $1.5 million will be relieved as leases expire and severance payments are completed.

                                   NIKE, INC.

     Detail of the restructuring charge is as follows:

                                                FY99                    RESERVE                 RESERVE                 RESERVE
                                 CASH/      RESTRUCTURING     FY99     BALANCE AT     FY00     BALANCE AT     FY01     BALANCE AT
        DESCRIPTION            NON-CASH        CHARGE       ACTIVITY    5/31/99     ACTIVITY    5/31/00     ACTIVITY    5/31/01
        -----------          -------------  -------------   --------   ----------   --------   ----------   --------   ----------
                                                                        (IN MILLIONS)
Elimination of Job
  Responsibilities                             $(39.9)       $21.9       $(18.0)     $14.5       $(3.5)       $1.8       $(1.7)
  Severance packages.......  cash               (28.0)        11.7        (16.3)      12.9        (3.4)        1.8        (1.6)
  Lease cancellations &
    commitments............  cash                (2.4)         1.6         (0.8)       0.7        (0.1)         --        (0.1)
  Write-down of assets.....  non-cash            (7.8)         7.8           --         --          --          --          --
  Other....................  cash/non-cash       (1.7)         0.8         (0.9)       0.9          --          --          --
---------------------------------------------------------------------------------------------------------------------------------
Change in warehouse
  distribution strategy....                    $(20.2)       $20.2           --         --          --          --          --
  Write-down of assets.....  non-cash           (20.2)        20.2           --         --          --          --          --
---------------------------------------------------------------------------------------------------------------------------------
Effect of foreign currency
  translation..............                        --        $ 0.1       $  0.1      $(0.1)         --        $0.2       $ 0.2
---------------------------------------------------------------------------------------------------------------------------------
Total......................                    $(60.1)       $42.2       $(17.9)     $14.4       $(3.5)       $2.0       $(1.5)
=================================================================================================================================

     During the year ended May 31, 2000, a $1.1 million reserve established as part of a restructuring charge in the year ended May 31, 1998 was reversed due to changes in outstanding lease commitments.

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value due to the short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company's incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company's long-term debt, including current portion, is approximately $437.8 million, compared to a carrying value of $441.3 million at May 31, 2001 and $509.9 million, compared to a carrying value of $520.4 million at May 31, 2000. See Note 15 for fair value of derivatives.

NOTE 15 -- FINANCIAL RISK MANAGEMENT AND DERIVATIVES:

     The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany transactions, including intercompany borrowings. The Company does not hold or issue financial instruments for trading purposes. It is the Company's policy to utilize derivative financial instruments to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

     The Company uses forward exchange contracts and purchased options to hedge certain firm purchases and sales commitments and the related payables and receivables, including other third party or intercompany foreign currency transactions, and uses purchased currency options to hedge certain anticipated but not yet firmly committed transactions. Cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen, Australian dollars, Canadian dollars, and Korean won. Premiums paid on purchased options and any realized gains are included in prepaid expenses or accrued liabilities and recognized in earnings when the underlying transaction is recognized. Deferred option premium cost, net of realized gains, was $6.1 million of net cost at May 31, 2001. Deferred option premium cost, net of realized gains, was

                                   NIKE, INC.

$3.8 million of net benefit at May 31, 2000. Results related to hedges of firmly committed transactions and the related receivables and payables are deferred and are recognized in earnings or as adjustments of carrying amounts when the offsetting results are recognized on the underlying transaction. Net realized and unrealized gains on forward contracts deferred at May 31, 2001 and 2000 were $15.8 million and $42.8 million, respectively.

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

     The following table presents the aggregate notional principal amounts, carrying values and fair values of the Company's derivative financial instruments outstanding at May 31, 2001 and 2000.

                                                                MAY 31,
                                   ------------------------------------------------------------------
                                                2001                               2000
                                   -------------------------------    -------------------------------
                                   NOTIONAL                           NOTIONAL
                                   PRINCIPAL    CARRYING     FAIR     PRINCIPAL    CARRYING     FAIR
                                    AMOUNTS      VALUES     VALUES     AMOUNTS      VALUES     VALUES
                                   ---------    --------    ------    ---------    --------    ------
                                                             (IN MILLIONS)
Currency Swaps...................  $  250.0      $ 77.4     $ 87.0    $  300.0      $ 72.4     $ 62.2
Forward Contracts................   2,428.3        17.8       51.7     2,430.5        33.0       62.1
Purchased Options................     727.5        17.7       20.4       265.4         8.9        5.7
                                   --------      ------     ------    --------      ------     ------
          Total..................  $3,405.8      $112.9     $159.1    $2,995.9      $114.3     $130.0
                                   ========      ======     ======    ========      ======     ======

     Carrying values primarily represent amounts recognized for unrealized gains and losses on contracts which do not meet the criteria for deferral accounting and unamortized premiums paid on option contracts.

     The net fair value of outstanding forward contracts of $51.7 million as of May 31, 2001 was comprised of unrealized fair value losses of $22.9 million and unrealized fair value gains of $74.6 million. The net fair value of outstanding forward contracts of $62.1 million as of May 31, 2000 was comprised of unrealized fair value losses of $16.4 million and unrealized fair value gains of $78.5 million.

     The normal term of foreign exchange forward and option contracts entered into is one year or less. The currency swaps have maturity dates consistent with the maturity dates of the related intercompany loan which matures partially during the year ending May 31, 2003 and during the year ending May 31, 2004. All realized results deferred at May 31, 2001 will be recorded in earnings within one year.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are AA+ or better rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the

                                   NIKE, INC.

same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be minimal.

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

NOTE 16 -- OPERATING SEGMENTS AND RELATED INFORMATION:

     Operating Segments. For subsidiaries participating in NIKE brand sales activity, the Company's major operating segments are defined by geographic regions. Other brands as shown below represent activity for our subsidiaries Cole Haan Holdings, Inc., Bauer NIKE Hockey Inc., and NIKE IHM, Inc., and are considered immaterial for individual disclosure. In prior years, the Company's operations in Africa were included in the Americas region, but effective June 1, 2000, these operations are included in the EMEA (Europe, Middle East, and Africa) region. Africa information and certain other prior year segment information has been reclassified to conform with current year presentation. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements; these items generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the Company's internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company centrally manages interest expense. Operating segment interest is primarily the result of intercompany lending, which is eliminated for consolidated purposes. The Company evaluates performance of individual operating segments based on Contribution Profit before Corporate Allocations and Income Taxes (referred to as management pre-tax income). On a consolidated basis, this amount represents Income Before Taxes as shown in the Consolidated Statements of Income. Reconciling items for management pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific income statement items.

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

                                   NIKE, INC.

     Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

                                                              YEAR ENDED MAY 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Net Revenue
  United States......................................  $4,819.0    $4,732.1    $4,750.7
  EMEA...............................................   2,584.8     2,407.0     2,293.8
  Asia/Pacific.......................................   1,110.0       955.1       844.5
  Americas...........................................     539.1       494.1       469.1
  Other brands.......................................     435.9       406.8       418.8
                                                       --------    --------    --------
                                                       $9,488.8    $8,995.1    $8,776.9
                                                       ========    ========    ========
Management Pre-tax Income
  United States......................................  $  919.6    $  924.3    $  873.7
  EMEA...............................................     386.3       376.9       294.8
  Asia/Pacific.......................................     206.1       146.0        68.2
  Americas...........................................      81.6        63.7        48.3
  Other brands.......................................      41.4        68.9        15.8
  Corporate..........................................    (713.6)     (660.6)     (554.7)
                                                       --------    --------    --------
                                                       $  921.4    $  919.2    $  746.1
                                                       ========    ========    ========
Capital Expenditures
  United States......................................  $   45.2    $   29.0    $   50.1
  EMEA...............................................      26.2        46.1        88.8
  Asia/Pacific.......................................      52.9       269.7        43.7
  Americas...........................................       5.1         4.8        11.4
  Other brands.......................................      26.3        32.4        28.4
  Corporate..........................................     161.9       146.8       161.7
                                                       --------    --------    --------
                                                       $  317.6    $  528.8    $  384.1
                                                       ========    ========    ========
Depreciation
  United States......................................  $   51.2    $   50.8    $   22.8
  EMEA...............................................      38.9        39.9        41.0
  Asia/Pacific.......................................      20.5        19.4        20.8
  Americas...........................................       6.3         7.1         6.4
  Other brands.......................................      23.5        23.7        33.9
  Corporate..........................................      57.0        47.1        73.3
                                                       --------    --------    --------
                                                       $  197.4    $  188.0    $  198.2
                                                       ========    ========    ========
Accounts Receivable, net
  United States......................................  $  622.5    $  564.7    $  578.6
  EMEA...............................................     512.5       529.9       560.2
  Asia/Pacific.......................................     194.8       200.8       141.5
  Americas...........................................     144.7       123.0       110.6
  Other brands.......................................     118.6       121.0       104.6
  Corporate..........................................      28.3        30.0        44.6
                                                       --------    --------    --------
                                                       $1,621.4    $1,569.4    $1,540.1
                                                       ========    ========    ========

                                   NIKE, INC.

                                                              YEAR ENDED MAY 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Inventory, net
  United States......................................  $  744.2    $  736.5    $  525.3
  EMEA...............................................     298.3       357.4       320.1
  Asia/Pacific.......................................     125.8       115.9        81.5
  Americas...........................................      72.4        65.5        69.2
  Other brands.......................................     156.4       141.4       137.5
  Corporate..........................................      27.0        29.3        37.0
                                                       --------    --------    --------
                                                       $1,424.1    $1,446.0    $1,170.6
                                                       ========    ========    ========
Property, Plant and Equipment, net
  United States......................................  $  263.5    $  271.7    $  294.1
  EMEA...............................................     208.2       240.4       272.1
  Asia/Pacific.......................................     403.5       426.4       148.0
  Americas...........................................      15.4        18.1        20.8
  Other brands.......................................     113.4       114.4       111.7
  Corporate..........................................     614.8       512.4       419.1
                                                       --------    --------    --------
                                                       $1,618.8    $1,583.4    $1,265.8
                                                       ========    ========    ========

     Revenues by Major Product Lines. Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel, and equipment. Revenues to external customers for Other brands include external sales by Cole Haan Holdings, Inc. and Bauer NIKE Hockey Inc..

                                                              YEAR ENDED MAY 31,
                                                       --------------------------------
                                                         2001        2000        1999
                                                       --------    --------    --------
                                                                (IN MILLIONS)
Footwear.............................................  $5,623.7    $5,561.5    $5,218.4
Apparel..............................................   2,763.6     2,547.0     2,677.1
Equipment............................................     665.6       479.8       462.6
Other brands.........................................     435.9       406.8       418.8
                                                       --------    --------    --------
                                                       $9,488.8    $8,995.1    $8,776.9
                                                       ========    ========    ========

     Revenues and Long-Lived Assets by Geographic Area. Geographical area information is similar to that shown previously under operating segments with the exception that Other brand activity is derived predominantly from activity in the U.S. and Americas. Revenues derived in the U.S. were $5,144.2 million $5,017.4 million, $5,042.6 million, during the years ended May 31, 2001, 2000, and 1999, respectively. Long-lived assets, which are comprised of net property, plant & equipment and net identifiable intangible assets and goodwill, attributable to operations in the U.S. were $1,201.5 million $1,222.5 million, and $1,112.3 million at May 31, 2001, 2000, and 1999, respectively.

     Major Customers. During the years ended May 31, 2001, 2000 and 1999, revenues derived from one customer represented 11.8%, 12.4% and 10.3%, respectively of the Company's consolidated revenues. Sales to this customer are included in all segments of the Company.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 401 of Regulation S-K regarding directors is included under "Election of Directors" in the definitive Proxy Statement for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under "Executive Officers of the Registrant" in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is included under "Director Compensation and Retirement Plan," "Executive Compensation" (but excluding the Performance Graph), "Personnel Committee Interlocks and Insider Participation" and "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" in the definitive Proxy Statement for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is included under "Stock Holdings of Certain Owners and Management" in the definitive Proxy Statement for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included under "Certain Transactions and Business Relationships" and "Indebtedness of Management" in the definitive Proxy Statement for our 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) The following documents are filed as part of this report:

                                                                   FORM 10-K
                                                                   PAGE NO.
                                                                   ---------
1.   FINANCIAL STATEMENTS:
     Report of Independent Accountants...........................      23
     Consolidated Statements of Income for each of the three
     years ended May 31, 2001....................................      24
     Consolidated Balance Sheets at May 31, 2001 and 2000........      25
     Consolidated Statements of Cash Flows for each of the three
     years ended May 31, 2001....................................      26
     Consolidated Statements of Shareholders' Equity for each of
     the three years ended May 31, 2001..........................      27
     Notes to Consolidated Financial Statements..................      28
2.   FINANCIAL STATEMENT SCHEDULE:
     II -- Valuation and Qualifying Accounts.....................     F-1

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     3. EXHIBITS:

   3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly
          Report on Form 10-Q for the fiscal quarter ended August 31,
          1995).
   3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended August 31, 1995).
   4.1    Restated Articles of Incorporation, as amended (see Exhibit
          3.1).
   4.2    Third Restated Bylaws, as amended (see Exhibit 3.2).
   4.3    Indenture between the Company and The First National Bank of
          Chicago, as Trustee (incorporated by reference from Exhibit
          4.01 to Amendment No. 1 to Registration Statement No.
          333-15953 filed by the Company on November 26, 1996).
  10.1    Credit Agreement dated as of November 17, 2000 among NIKE,
          Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the fiscal quarter ended November 30, 2000).
  10.2    Form of non-employee director Stock Option Agreement
          (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*
  10.3 Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).
  10.4 NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*
  10.5 NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*
  10.6 NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*

  10.7    Collateral Assignment Split-Dollar Agreement between NIKE,
          Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company's Annual
          Report on Form 10-K for the fiscal year ended May 31,
          1994).*
  12.1    Computation of Ratio of Earnings to Fixed Charges.
  21      Subsidiaries of the Registrant.
  23      Consent of PricewaterhouseCoopers LLP, independent
          accountants (set forth on page F-2 of this Annual Report on
          Form 10-K).

---------------
* Management contract or compensatory plan or arrangement.

     Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

(B) The following reports on Form 8-K were filed by NIKE during the last quarter of fiscal 2001:

          DATE                ITEM                               SUBJECT
          ----                ----                               -------
     March 10, 2001   Item 5. Other Events   Earnings release for third quarter of fiscal
                                             year 2001
     April 26, 2001   Item 5. Other Events   FAS 133 effect on first quarter of fiscal year
                                             2002

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                               BALANCE AT   CHARGED TO   CHARGED TO   WRITE-OFFS   BALANCE AT
                                               BEGINNING    COSTS AND      OTHER        NET OF       END OF
                 DESCRIPTION                   OF PERIOD     EXPENSES     ACCOUNTS    RECOVERIES     PERIOD
                 -----------                   ----------   ----------   ----------   ----------   ----------
FOR THE YEAR ENDED MAY 31, 1999:
  Allowance for doubtful accounts............    $71.4        $ 7.8         $1.8        $ (7.8)      $73.2
FOR THE YEAR ENDED MAY 31, 2000:
  Allowance for doubtful accounts............    $73.2        $26.0         $1.8        $(35.6)      $65.4
FOR THE YEAR ENDED MAY 31, 2001:
  Allowance for doubtful accounts............    $65.4        $32.7         $2.8        $(28.8)      $72.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the documents listed below of our report dated June 27, 2001 relating to the financial statements and financial statement schedule of NIKE, Inc., which appears in this Form 10-K:

     1. Registration Statement on Form S-8 (No. 2-81419) of NIKE, Inc.;

     2. Registration Statement on Form S-3 (No. 33-43205) of NIKE, Inc.;

     3. Registration Statement on Form S-3 (No. 33-48977) of NIKE, Inc.;

     4. Registration Statement on Form S-3 (No. 33-41842) of NIKE, Inc.;

     5. Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

     6. Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.;

     7. Registration Statement on Form S-8 (No. 333-63581) of NIKE, Inc.;

     8. Registration Statement on Form S-8 (No. 333-63583) of NIKE, Inc.; and

     9. Registration Statement on Form S-3 (No. 333-71975) of NIKE, Inc.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Portland, Oregon
August 9, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2001                      NIKE, INC.

                                          By:     /s/ PHILIP H. KNIGHT
                                            ------------------------------------
                                                      Philip H. Knight
                                                Chairman of the Board, Chief
                                               Executive Officer and President

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                /s/ PHILIP H. KNIGHT                    Chairman of the Board, Chief    August 9, 2001
-----------------------------------------------------      Executive Officer, and
                  Philip H. Knight                                President

     PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

                 /s/ DONALD W. BLAIR                       Chief Financial Officer      August 9, 2001
-----------------------------------------------------
                   Donald W. Blair

                     DIRECTORS:

                /s/ THOMAS E. CLARKE                              Director              August 9, 2001
-----------------------------------------------------
                  Thomas E. Clarke

                 /s/ JILL K. CONWAY                               Director              August 9, 2001
-----------------------------------------------------
                   Jill K. Conway

                /s/ RALPH D. DENUNZIO                             Director              August 9, 2001
-----------------------------------------------------
                  Ralph D. DeNunzio

               /s/ RICHARD K. DONAHUE                             Director              August 9, 2001
-----------------------------------------------------
                 Richard K. Donahue

                /s/ DELBERT J. HAYES                              Director              August 9, 2001
-----------------------------------------------------
                  Delbert J. Hayes

                /s/ DOUGLAS G. HOUSER                             Director              August 9, 2001
-----------------------------------------------------
                  Douglas G. Houser

                  /s/ JOHN E. JAQUA                               Director              August 9, 2001
-----------------------------------------------------
                    John E. Jaqua

               /s/ CHARLES W. ROBINSON                            Director              August 9, 2001
-----------------------------------------------------
                 Charles W. Robinson

                /s/ A. MICHAEL SPENCE                             Director              August 9, 2001
-----------------------------------------------------
                  A. Michael Spence

              /s/ JOHN R. THOMPSON, JR.                           Director              August 9, 2001
-----------------------------------------------------
                John R. Thompson, Jr.