Form 10-Q
period 2001-08-31
NIKE INC
filed 2001-10-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended August 31, 2001 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 2001 were:
                                      _______________

                    Class A          99,122,734

                    Class B         169,500,843
                                    ___________
                                    268,623,577
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                       August 31,    May 31,
                                                         2001         2001
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  364.9     $  304.0
     Accounts receivable                                1,784.1      1,621.4
     Inventories (Note 5)                               1,486.8      1,424.1
     Deferred income taxes                                125.3        113.3
     Prepaid expenses and other current assets            219.9        162.5
                                                       ________     ________

     Total current assets                               3,981.0      3,625.3

Property, plant and equipment                           2,630.1      2,552.8
     Less accumulated depreciation                        991.5        934.0
                                                       ________     ________

                                                        1,638.6      1,618.8

Identifiable intangible assets and goodwill               394.2        397.3
Deferred income taxes and other assets                    264.3        178.2
                                                       ________     ________

                                                       $6,278.1     $5,819.6
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   55.6     $    5.4
     Notes payable                                        550.0        855.3
     Accounts payable                                     445.0        432.0
     Accrued liabilities                                  693.3        472.1
     Income taxes payable                                 110.1         21.9
                                                       ________     ________

          Total current liabilities                     1,854.0      1,786.7

Long-term debt                                            638.0        435.9
Deferred income taxes and other liabilities               104.6        102.2
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-99.1 and
            99.1 shares outstanding                         0.2          0.2
          Class B-169.5 and 169.5 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    466.4        459.4
     Unearned stock compensation                           (9.7)        (9.9)
     Accumulated other comprehensive income              (120.1)      (152.1)
     Retained earnings                                  3,341.8      3,194.3
                                                       ________     ________

     Total shareholders' equity                         3,681.2      3,494.5
                                                       ________     ________

                                                       $6,278.1     $5,819.6
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

                CONDENSED CONSOLIDATED STATEMENT OF INCOME


                                                     Three Months Ended
                                                         August 31,
                                                     ___________________

                                                      2001        2000
                                                      ____        ____

                                           (in millions, except per share data)

Revenues                                            $2,613.7    $2,636.7
                                                    _________   _________
Costs and expenses:
     Cost of sales                                   1,584.8     1,569.2
     Selling and administrative                        696.2       701.1
     Interest                                           13.0        15.4
     Other expense, net                                  5.5        20.0
                                                    _________   _________

                                                     2,299.5     2,305.7
                                                    _________   _________

Income before income taxes and cumulative
     effect of accounting change                       314.2       331.0

Income taxes                                           110.0       120.8
                                                    _________   _________

Income before cumulative effect of
     accounting change                                 204.2       210.2

Cumulative effect of accounting change,
     net of income taxes                                 5.0          --
                                                    _________   _________

Net income                                          $  199.2    $  210.2
                                                    =========   =========

Basic earnings per common share (Note 4):
   Before accounting change                             0.76        0.78
   Cumulative effect of accounting change               (.02)         --
                                                    _________   _________

                                                        0.74        0.78
                                                    =========   =========

Diluted earnings per common share (Note 4):
   Before accounting change                             0.75        0.77
   Cumulative effect of accounting change               (.02)         --
                                                    _________   _________

                                                        0.73        0.77
                                                    =========   =========

Dividends declared per common share                 $   0.12    $   0.12
                                                    =========   =========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                              August 31,
                                                          _________________

                                                          2001         2000
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 199.2     $ 210.2
          Income charges (credits) not
            affecting cash:
            Depreciation                                    53.7        46.0
            Deferred income taxes                          (12.5)       (3.0)
            Amortization and other                           9.4         6.4
          Changes in other working capital
            components                                     (14.4)      (83.7)
                                                         _______      _______

          Cash provided by operations                      235.4       175.9
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (57.3)      (69.6)
          Disposals of property, plant and
            equipment                                        1.2         0.7
          Decrease in other assets                           4.3         4.7
          Increase in other liabilities                       --         0.8
                                                          _______     _______

          Cash used by investing activities                (51.8)      (63.4)
                                                          _______     _______

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance            249.3         --
          Reductions in long-term debt
            including current portion                       (1.3)      (50.2)
          (Decrease)increase in notes payable             (305.3)      107.5
          Proceeds from exercise of options                  4.5         8.6
          Repurchase of stock                               (5.1)       (5.9)
          Dividends on common stock                        (32.2)      (32.4)
                                                          _______     _______

          Cash (used) provided by financing activities     (90.1)       27.6
                                                          _______     _______

Effect of exchange rate changes on cash                    (32.6)       12.7
Net increase in cash and equivalents                        60.9       152.8
Cash and equivalents, May 31, 2001 and 2000                304.0       254.3
                                                         _______     _______

Cash and equivalents, August 31, 2001
  and 2000                                               $ 364.9     $ 407.1
                                                         =======     ========


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the three (3) months ended August 31, 2001 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Financial Risk Management and Derivatives:
         _________________________________________

Adoption of FAS 133

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" (FAS 133) on June 1, 2001.

     In accordance with the transition provisions of FAS 133, the Company recorded a one-time transition adjustment as of June 1, 2001 on both the consolidated statement of income and the consolidated balance sheet. The transition adjustment on the consolidated statement of income was a charge of $5.0 million, net of tax effect. This amount related to an investment that was adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure had not yet affected earnings. The transition adjustment on the consolidated balance sheet was an increase in current assets of $116.4 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $56.8 million, net of tax effect. Of the $56.8 million recorded in other comprehensive income as of June 1, 2001, the majority would be reclassified to earnings during the next twelve months as a result of underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts outstanding at the transition date mature.

Accounting for Derivatives and Hedging Activities

     The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from the sale and purchase of products in foreign currencies will be adversely affected by changes in exchange rates. In addition, the Company seeks to manage the impact of foreign currency fluctuations related to the repayment of intercompany transactions, including intercompany borrowings. The Company does not hold or issue derivatives for trading purposes. It is the Company's policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

     Derivatives used by the Company to hedge the risks described above are forward exchange contracts, net purchased options and cross-currency swaps. These instruments protect against the risk that the eventual net cash inflows and outflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates. The cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen, Australian dollars, Canadian dollars and Korean won. The Company hedges up to 100% of anticipated exposures as much as 24 months in advance. When intercompany loans are hedged, it is typically for their expected duration, which in some circumstances may be in excess of five years.

     All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities.

     Substantially all derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

     The Company considers whether any provisions in non-derivative contracts represent "embedded" derivative instruments as described in FAS 133. For the period ended August 31, 2001 the Company has concluded that no "embedded" derivative instruments warrant separate fair value accounting under FAS 133.

     Changes in fair values of outstanding derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure.

     The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

     The Company discontinues hedge accounting prospectively when (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

     When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period earnings.

     Any hedge ineffectiveness is recorded in current-period earnings. In the quarter ended August 31, 2001 the Company recorded in other expense an insignificant loss representing the total ineffectiveness of all derivatives. Effectiveness is assessed based on forward rates.

     Premiums paid on net purchased options are initially recorded as deferred charges. The Company assesses effectiveness on net purchased options based on the total cash flows method and records total changes in the options' fair value to other comprehensive income to the degree they are effective.

     As of August 31, 2001, $5.7 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivatives contracts that are currently outstanding mature. As of August 31, 2001, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 27 months.

     The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments and does not enter into master netting arrangements. The counterparties to derivative transactions are major financial institutions with high investment grade credit ratings and, additionally, counterparties to derivatives three years or greater are AA or better rated. However, this does not eliminate the Company's exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be minimal.

NOTE 3 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                              Three Months Ended
                                                  August 31,
                                              __________________

                                               2001        2000
                                               ____        ____

                                                (in millions)

Net Income                                     $199.2     $210.2

Other Comprehensive Income:
  Change in cumulative foreign currency
     translation adjustment                      18.1      (12.7)
  Change in unrealized gain/loss
     in securities                                 --       (3.8)
  Recognition in net income of previously
     deferred unrealized loss on securities,
     due to accounting change                     3.4         --

  Changes due to cash flow hedging
      instruments (Note 2):
    Initial recognition of net deferred gain
      as of June 1, due to accounting change     53.4         --
    Net deferred loss                           (36.3)        --
    Reclassification to net income of
      previously deferred net gains              (6.6)        --
                                               _______     _______

  Net change due to cash flow hedging
     instruments                                 10.5         --
                                               _______    _______

Total Comprehensive Income                     $231.2     $193.7
                                               =======    =======

NOTE 4 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 8.1 million and 9.6 million shares of common stock were outstanding at August 31, 2001 and August 31, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                          Three Months Ended
                                             August 31,
                                          __________________

                                          2001         2000
                                          ____         ____

                               (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                          268.6        269.9
   Assumed conversion of
     dilutive stock options
     and awards                             3.0          3.9
                                         ______       ______

Diluted average common
   shares outstanding                     271.6        273.8
                                         ======       ======

Basic earnings per common share:
   Before cumulative effect of
     accounting change                     0.76         0.78
   Cumulative effect of
     accounting change                     (.02)          --
                                         _______      _______
                                         $ 0.74       $ 0.78
                                         ======       ======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change                     0.75         0.77
   Cumulative effect of
     accounting change                     (.02)          --
                                         _______      _______
                                         $ 0.73       $ 0.77
                                         =======      =======

NOTE 5 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          2001         2001
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,461.1     $1,399.4
                    Work-in-progress        17.0         15.1
                    Raw materials            8.7          9.6
                                        ________     ________

                                        $1,486.8     $1,424.1
                                        ========     ========

NOTE 6 - Operating Segments:
         __________________

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE brand sales activity. Other as shown below represents activity for Cole-Haan Holdings, Inc., Bauer NIKE
Hockey, Inc., and NIKE IHM, Inc., which are considered immaterial for individual disclosure. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the Company's internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on management pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Condensed Consolidated Statement of Income. Reconciling items for management pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific income statement items.

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:


                                                Three Months Ended
                                                   August 31,
                                                __________________

                                                 2001        2000
                                                 ____        ____
Net Revenue
  USA                                          $1,305.1    $1,351.9
  Europe, Middle East, Africa                     759.0       775.5
  Asia Pacific                                    263.6       240.5
  Americas                                        160.1       150.1
  Other                                           125.9       118.7
                                               _________   _________
                                               $2,613.7    $2,636.7
                                               =========   =========

Management Pre-Tax Income
  USA                                          $  278.0    $  285.9
  Europe, Middle East, Africa                     135.9       140.8
  Asia Pacific                                     49.2        36.7
  Americas                                         27.0        24.7
  Other                                             8.1        17.0
  Corporate                                      (184.0)     (174.1)
                                               _________   _________
                                               $  314.2    $  331.0
                                               =========   =========

                                                Aug. 31,     May 31,
                                                 2001         2001
                                               _________   __________

Accounts Receivable, net
  USA                                          $  608.7    $  622.5
  Europe, Middle East, Africa                     695.3       512.5
  Asia Pacific                                    144.4       194.8
  Americas                                        163.0       144.7
  Other                                           149.5       118.6
  Corporate                                        23.2        28.3
                                               _________   _________
                                               $1,784.1    $1,621.4
                                               =========   =========

Inventories, net
  USA                                          $  767.7    $  744.2
  Europe, Middle East, Africa                     320.3       298.3
  Asia Pacific                                    152.7       125.8
  Americas                                         76.4        72.4
  Other                                           152.8       156.4
  Corporate                                        16.9        27.0
                                               _________   _________
                                                1,486.8    $1,424.1
                                               ========    =========

Property, Plant and Equipment, net
  USA                                          $  257.2    $  263.5
  Europe, Middle East, Africa                     215.8       208.2
  Asia Pacific                                    403.4       403.5
  Americas                                         14.9        15.4
  Other                                           112.5       113.4
  Corporate                                       634.8       614.8
                                               _________   _________
                                               $1,638.6    $1,618.8
                                               =========   =========



NOTE 7 - Commitments and Contingencies:
         _____________________________

     At August 31, 2001, the Company had letters of credit outstanding totaling $777.2 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income was $204.2 million (excluding an after-tax loss of $ 5.0 million related to the cumulative effect of an accounting change), a 2.9% decrease from net income reported in the first quarter of fiscal 2001. Pretax income before accounting change declined 5.0%, driven by a 0.9% decrease in revenues and a 1.1 point decrease in our gross margin percentage, partially offset by a $14.5 million decrease in other expense. Net income declined at a lower rate due to a 1.5 point reduction in our effective tax rate.

     The decrease in total company revenues reflected lower sales in the United States and the effects of weaker foreign currencies on reported international revenues. NIKE brand revenues in the United States region decreased 3.5% as compared to the first quarter of fiscal 2001, while NIKE brand revenues in our international regions increased 1.4%. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 10.2% and consolidated revenues would have increased 3.0%. The decline in the U.S. region reflected a decrease in footwear revenues of 7.0%, apparel revenues consistent with that of the prior year, and an increase in equipment revenues of 22.0%. The decline in footwear reflected lower demand, particularly in the mid-range price segment, and to a lesser extent, supply chain disruptions resulting from the implementation of a new global demand and supply planning system. The supply chain disruptions, which began in the third quarter of fiscal 2001, caused late deliveries, which in turn led to cancellations during the current quarter.

     Revenues from our international regions represented 45.3% of total company revenues compared to 44.2% in the first quarter of fiscal 2001. In the Europe, Middle East, and Africa (EMEA) region, revenues reported in U.S. dollars decreased 2.1%, but increased 6.4% in constant dollars. In our Asia Pacific region, reported revenues grew 9.6%, an increase of 22.6% in constant dollars. In our Americas region, reported revenues grew 6.7%, a 9.7% increase in constant dollars.


The breakdown of revenues follows:

                                                          Three Months Ended
                                                               August 31,
                                                         ___________________
                                                                           %
                                                      2001       2000    change
                                                     ______     ______   ______

                                                            (in millions)
U.S.A. REGION

   FOOTWEAR                                           $869.7    $934.9     -7%
   APPAREL                                             324.3     325.9      -
   EQUIPMENT AND OTHER                                 111.1      91.1     22%
                                                     _______   _______
     TOTAL U.S.A.                                    1,305.1   1,351.9     -3%

EMEA REGION

   FOOTWEAR                                            426.5     424.0      1%
   APPAREL                                             275.9     296.7     -7%
   EQUIPMENT AND OTHER                                  56.6      54.8      3%
                                                     _______   _______
     TOTAL EMEA                                        759.0     775.5     -2%

ASIA PACIFIC REGION

   FOOTWEAR                                            167.1     152.0     10%
   APPAREL                                              70.0      64.7      8%
   EQUIPMENT AND OTHER                                  26.5      23.8     11%
                                                     _______   _______
     TOTAL ASIA PACIFIC                                263.6     240.5     10%

AMERICAS REGION

   FOOTWEAR                                             99.1     101.5     -2%
   APPAREL                                              49.7      42.2     18%
   EQUIPMENT AND OTHER                                  11.3       6.4     77%
                                                     _______   _______
     TOTAL AMERICAS                                    160.1     150.1      7%

                                                     _______   _______
TOTAL NIKE BRAND                                     2,487.8   2,518.0     -1%

OTHER                                                  125.9     118.7      6%

                                                     _______   _______
TOTAL REVENUES                                      $2,613.7  $2,636.7     -1%
                                                    ========  ========

     Our gross margin percentage declined 110 basis points, from 40.5% to 39.4%. The primary drivers of the decrease were the effect of the weakening of the euro against the U.S. dollar, relative to the first quarter of fiscal year 2001 and lower margins in U.S. licensed team apparel.

     Selling and administrative expense fell 0.7% as compared to the first quarter of fiscal 2001, driven by lower demand creation spending. In the first quarter of last year, we incurred significant expenses for marketing related to the 2000 Summer Olympics and the 2000 European Football Championships. Although we expect demand creation spending will increase for the full fiscal year, the spending will be focused in the second half of the year. The lower demand creation spending in the current quarter was partially offset by increased operational overhead, due in part to the cost of additional retail stores this year and investments in our supply chain initiative.

     Interest expense in the first quarter of fiscal 2002 dropped from $15.5 million to $13.0 million, a decline of 15.6%. The decrease reflected lower interest rates and lower average debt levels in the current year as we have used operating free cash flow to reduce debt.

     Other expense was $5.5 million in the first quarter of fiscal 2002 versus $20.0 million in fiscal 2001. Significant amounts included in other expense were interest income, profit sharing expense, goodwill amortization, and certain foreign currency gains and losses.

     Our effective tax rate decreased as compared to the first quarter last year, from 36.5% to 35.0%. The drop was primarily due to lower taxes on a portion of foreign earnings that have been permanently reinvested offshore.

Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from September 2001 through January 2002 were 6% higher than such orders booked in the comparable period of fiscal 2001. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Finally, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, and Cole Haan, and retail sales across all brands.

     The terrorist attacks of September 11, 2001 and subsequent world events have created a significant amount of uncertainty about the future prospects for the U.S. and world economies. The overall effect on the demand for NIKE products is also uncertain. As might be expected, sales in Nike-owned retail stores declined significantly in the days immediately following the attacks, although in subsequent weeks this business has recovered somewhat from these very depressed levels. Requests for order cancellations have also increased. It is still unclear what negative effect all of these events will have on our business for the full year. In the face of this uncertainty, we are developing contingency plans, focused particularly on inventory and cost management with the goal of reducing the potential impact on earnings. We continue to expect earnings growth for the full fiscal year.

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

Recently Issued Accounting Standard

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (FAS 142). Our adoption date will be June 1, 2002. As required by FAS 142, we will perform an impairment test on goodwill and other intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other intangible assets might be impaired. Amortization of goodwill and certain other intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $13 million annually. We have not yet determined the impact of FAS 142's impairment test provisions on our results of operations and financial position.

Liquidity and Capital Resources

     Cash provided by operations was $235.4 million in the first three months of fiscal 2002, compared to $175.9 million in the first three months of fiscal 2001. Our primary source of operating cash flow was net income of $199.2 million. Cash provided by operations increased as compared to last year as smaller increases in working capital used less cash. The increase in working capital during the first quarter of last year was due to the timing of certain payments and the restructuring of our agreement with NIAC in fiscal 2000.

     Total cash used by investing activities during the first quarter of fiscal 2002 was $51.8 million, compared to $63.4 million invested during fiscal 2001. The decrease reflected lower capital spending on our campus expansion, which has been completed, and on our new distribution facilities in Japan, which began operating in April 2002. The most significant capital expenditures during the first quarter of fiscal 2002 were related to computer equipment and software, driven by our supply chain initiative.

     Net cash used by financing activities in the first quarter of fiscal 2002 was $90.1 million, versus cash provided by financing activities of $27.6 million in the first quarter of the prior year. The biggest use of cash in the current quarter was repayment of debt with available free cash flows. Additional uses included the payment of dividends to shareholders and the repurchase of common shares.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001. In the first quarter of this fiscal year, we purchased approximately 400,000 shares of NIKE's Class B common stock for $20.0 million. We expect to fund the current program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     In August 2001, we issued a $250 million corporate bond, maturing in August 2006, with an interest rate of 5.5%. With the proceeds, we reduced the amount of commercial paper outstanding.

     On October 10, 2001, we filed a debt registration statement with the Securities and Exchange Commission for $1 billion. The Company had $250 million remaining under our shelf registration statement filed in April 1999, which was incorporated into the new $1 billion registration. We have not issued any debt under the new registration statement.

     We currently believe that cash generated by operations, together with access to external sources of funds, will be sufficient to meet our operating and capital needs. Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $449.6 million and $710.0 million outstanding at August 31, 2001 and May 31, 2001, respectively.

     At August 31, 2001, letters of credit of $777.2 million were outstanding for the purchase of inventories.

     Dividends per share of common stock for the first quarter of fiscal 2002 remained at $.12 per share, the same level as the previous year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosure made in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001 regarding this matter.

Special Note Regarding Forward-Looking Statements and Analyst Reports

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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



                           Part II - Other Information

 .
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

Item 4.

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 17, 2001. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal 2002.

The voting results are as follows:

Election of Directors

                                       Votes Cast
                           For          Withheld     Broker
                                                    Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       96,094,842        -0-           -0-
Richard K. Donahue      96,094,842        -0-           -0-
Douglas G. Houser       96,094,842        -0-           -0-
John E. Jaqua           96,094,842        -0-           -0-
Philip H. Knight        96,094,842        -0-           -0-
Charles W. Robinson     96,094,842        -0-           -0-
A. Michael Spence       96,094,842        -0-           -0-
John R. Thompson, Jr.   96,094,842        -0-           -0-

Elected by holders of
Class B Common Stock:

Thomas E. Clarke        132,324,703   13,436,348        -0-
Jill K. Conway          138,764,029    6,997,022        -0-
Delbert J. Hayes        140,208,872    5,552,179        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Approval of the NIKE, Inc.
Employee Stock Purchase Plan:

Class A and Class B
Common Stock Voting
Together                 230,447,852    10,421,498      986,539        -0-

Proposal 3 -
Shareholder Proposal:

Class A and Class B
Common Stock Voting
Together                   8,374,650   196,534,264   12,250,744        -0-

Proposal 4 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 238,724,098     2,281,966      849,829        -0-

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

  10.8 Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Thomas E. Clarke dated August 31, 1994.*

  10.9 Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated October 6, 1994.*

 10.10  NIKE, Inc. Deferred Compensation Plan dated January 1, 2000.*

  12.1  Computation of Ratio of Earnings to Charges.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the fiscal quarter ending August 31, 2001.


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


DATED:  October 15, 2001