Form 10-Q/A
period 2001-08-31
NIKE INC
filed 2001-10-18
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q/A

                         Amendment to Form 10-Q
          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
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

                          AMENDMENT NO. 1

     The undersigned registrant hereby amends the following portions of its Annual Report on Form 10-Q for the quarter ended August 31, 2001 as set forth below:

Item 6. Exhibits and Reports on Form 8-K:

     (b)  Reports on Form 8-K:

Reports on Form 8-K filed during the fiscal quarter ended August 31, 2001:

August 17, 2001: Item 5. Other Events. Bond Offering. Item 7. Financial Statements, Pro Forma Financial Information and Exhibits. Exhibits: Pricing Agreement; Indenture between NIKE, Inc. and Bank One Trust Company; Officers' Certificate; and Form of Note.

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


DATED:  October 18, 2001