Form 10-Q
period 2001-11-30
NIKE INC
filed 2002-01-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended November 30, 2001 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 2001 were:
                                      _______________

                    Class A          98,621,904

                    Class B         169,404,495
                                    ___________
                                    268,026,399
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                      November 30,   May 31,
                                                         2001         2001
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  459.8     $  304.0
     Accounts receivable                                1,659.9      1,621.4
     Inventories (Note 5)                               1,435.8      1,424.1
     Deferred income taxes                                100.9        113.3
     Prepaid expenses and other current assets            242.5        162.5
                                                       ________     ________

     Total current assets                               3,898.9      3,625.3

Property, plant and equipment                           2,648.8      2,552.8
     Less accumulated depreciation                      1,021.8        934.0
                                                       ________     ________

                                                        1,627.0      1,618.8

Identifiable intangible assets and goodwill               391.0        397.3
Deferred income taxes and other assets                    275.8        178.2
                                                       ________     ________

                                                       $6,192.7     $5,819.6
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   55.4     $    5.4
     Notes payable                                        543.6        855.3
     Accounts payable                                     379.2        432.0
     Accrued liabilities                                  625.5        472.1
     Income taxes payable                                  73.6         21.9
                                                       ________     ________

          Total current liabilities                     1,677.3      1,786.7

Long-term debt                                            624.0        435.9
Deferred income taxes and other liabilities               119.4        102.2
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-98.6 and
            99.1 shares outstanding                         0.2          0.2
          Class B-169.4 and 169.5 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    472.2        459.4
     Unearned stock compensation                           (8.2)        (9.9)
     Accumulated other comprehensive income              (110.0)      (152.1)
     Retained earnings                                  3,414.9      3,194.3
                                                       ________     ________

     Total shareholders' equity                         3,771.7      3,494.5
                                                       ________     ________

                                                       $6,192.7     $5,819.6
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                 NIKE, Inc.

                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                              Three Months Ended             Six Months Ended
                                                  November 30,                 November 30,
                                              __________________             _________________

                                               2001        2000              2001        2000
                                               ____        ____              ____        ____

                                                    (in millions, except per share data)
Revenues                                    $2,336.8    $2,198.7            $4,950.5    $4,835.5
                                           _________   _________           _________   _________
Costs and expenses:
     Cost of sales                           1,441.4     1,327.3             3,026.2     2,896.6
     Selling and administrative                677.7       673.1             1,374.0     1,374.2
     Interest                                   12.3        16.7                25.2        32.1
     Other (income) expense, net                 6.5        (6.4)               12.0        13.6
                                           _________   _________           _________   _________

                                             2,137.9     2,010.7             4,437.4     4,316.5
                                           _________   _________           _________   _________

Income before income taxes and cumulative
     effect of accounting change               198.9       188.0               513.1       519.0

Income taxes                                    69.6        68.6               179.6       189.4
                                           _________   __________          _________   _________

Income before cumulative effect of
     accounting change                         129.3       119.4               333.5       329.6

Cumulative effect of accounting change,
     net of income taxes                           -           -                 5.0           -
                                            _________   __________         _________   _________

Net income                                  $  129.3    $  119.4            $  328.5   $   329.6
                                            =========   ==========          ========   =========

Basic earnings per common share (Note 4):
     Before accounting change                   0.48        0.44                1.24        1.22
     Cumulative effect of accounting change        -           -               (0.02)          -
                                            _________   __________          ________   _________

                                            $   0.48    $   0.44            $   1.22   $    1.22
                                            =========   ==========          ========   =========

Diluted earnings per common share (Note 4):
     Before accounting change                   0.48        0.44                1.23        1.21
     Cumulative effect of accounting change        -           -               (0.02)          -
                                            _________   __________          ________   _________

                                            $   0.48   $    0.44            $   1.21   $    1.21
                                            =========   =========           ========   =========

Dividends declared per common share         $   0.12   $    0.12            $   0.24   $    0.24
                                            =========   =========           ========   =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Six Months Ended
                                                             November 30,
                                                          _________________

                                                          2001         2000
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 328.5     $ 329.6
          Income charges (credits) not
            affecting cash:
            Depreciation                                   107.0        92.5
            Deferred income taxes                           (6.2)       (2.0)
            Amortization and other                          32.7        14.8
          Changes in other working capital
            components                                      (4.8)     (128.9)
                                                         _______      _______

          Cash provided by operations                      457.2       306.0
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (121.0)     (151.3)
          Disposals of property, plant and
            equipment                                        7.4         6.0
          Increase in other assets                          (6.1)       (6.6)
          Increase in other liabilities                      3.6         6.4
                                                          _______     _______

          Cash used by investing activities               (116.1)     (145.5)
                                                          _______     _______

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance            249.3         0.1
          Reductions in long-term debt
            including current portion                       (3.4)      (50.4)
          Decrease in notes payable                       (311.7)          -
          Proceeds from exercise of options                 10.9        14.9
          Repurchase of stock                              (44.7)      (39.0)
          Dividends on common stock                        (64.4)      (64.8)
                                                          _______     _______

          Cash used by financing activities               (164.0)     (139.2)
                                                          _______     _______

Effect of exchange rate changes on cash                    (21.3)       49.9
Net increase in cash and equivalents                       155.8        71.2
Cash and equivalents, May 31, 2001 and 2000                304.0       254.3
                                                         _______     _______

Cash and equivalents, November 30, 2001
  and 2000                                               $ 459.8     $ 325.5
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

                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the six (6) months ended November 30, 2001 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Financial Risk Management and Derivatives:
         _________________________________________

     In addition to the financial risks discussed in Note 2 to our Condensed Consolidated Financial Statements in our Form 10-Q for the period ended August 31, 2001, the Company is exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates.

     As discussed in the previous quarter, in August 2001 the Company issued a $250 million corporate bond, maturing in August 2006, with a fixed interest rate of 5.5%. In November 2001 the Company entered into interest rate swap agreements totaling $250 million and maturing in August 2006, whereby the Company receives fixed interest payments at 5.5% and pays variable interest payments based on the London Inter Bank Offering Rate (LIBOR) plus a spread. LIBOR for the swap agreements resets every three months, beginning in February 2002. At November 30, 2001, the interest rates on the swap agreements were approximately 3.4%.

     The interest rate swap agreements are designated as fair value hedges of the $250 million corporate bond and meet the shortcut method requirements under Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, interest expense on the corporate bond is recorded based on the variable rates paid under the interest rate swap agreements, and changes in the fair values of the interest rate swap agreements exactly offset changes in the fair value of the corporate bond. The critical terms of the interest rate swap agreements exactly match the critical terms of the corporate bond. Therefore, the swaps are perfectly effective.

     The fair values of the interest rate swap agreements are classified in the Company's balance sheet at November 30, 2001 as other long-term liabilities and totaled a $7.4 million unrealized loss. As noted above, this unrealized loss is exactly offset by an unrealized gain of $7.4 million on the corporate bond, which is classified as long-term debt.

NOTE 3 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                           Three Months Ended            Six Months Ended
                                              November 30,                  November 30,
                                           __________________            _________________

                                            2001        2000              2001         2000
                                            ____        ____              ____         ____

                                                            (in millions)

Net Income                                 $129.3      $119.4             $328.5      $329.6

Other Comprehensive Income:
  Change in cumulative foreign currency
     translation adjustment                 (24.8)      (15.5)              (6.7)      (28.2)
  Change in unrealized gain/loss
     in securities                              -         0.2                  -        (3.6)
  Recognition in net income of previously
     deferred unrealized loss on securities,
     due to accounting change                   -           -                3.4           -

  Changes due to cash flow hedging
     instruments:
    Initial recognition of net deferred
      gain as of June 1, due to accounting
      change                                    -           -               53.4           -
    Net deferred gain                        38.1           -                1.8           -
    Reclassification to net income of
      previously deferred net gains          (3.2)          -               (9.8)          -
                                           _______     _______            _______     _______

Net change due to cash flow hedging
    Instruments                              34.9           -               45.4           -
                                           _______     _______            _______     _______


Total Comprehensive Income                 $139.4      $104.1             $370.6      $297.8
                                           =======     =======            =======     =======


NOTE 4 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 7.7 million and 9.7 million shares of common stock were outstanding at November 30, 2001 and November 30, 2000, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.


                                         Three Months Ended             Six Months Ended
                                            November 30,                  November 30,
                                         __________________            _________________

                                          2001         2000             2001        2000
                                          ____         ____             ____        ____

                                              (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                          268.1        269.8           268.3        269.8
   Assumed conversion of
     dilutive stock options
     and awards                             3.5          3.4             3.3          3.7
                                         ______       ______           ______      ______

Diluted average common
   shares outstanding                     271.6        273.2            271.6       273.5
                                         ======       =======           ======      ======

Basic earnings per common share:
   Before cumulative effect of
     accounting change                     0.48         0.44             1.24        1.22
   Cumulative effect of
     accounting change                        -            -            (0.02)          -
                                         _______      _______          _______      _______
                                         $ 0.48       $ 0.44           $ 1.22       $ 1.22
                                         =======      =======          =======      =======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change                     0.48         0.44             1.23         1.21
   Cumulative effect of
     accounting change                        -            -            (0.02)           -
                                         _______      _______          _______      _______
                                         $ 0.48       $ 0.44           $ 1.21       $ 1.21
                                         =======      =======          =======      =======


NOTE 5 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          2001         2001
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,415.2     $1,399.4
                    Work-in-progress        12.6         15.1
                    Raw materials            8.0          9.6
                                        ________     ________

                                        $1,435.8     $1,424.1
                                        ========     ========

NOTE 6 - Operating Segments:
         __________________

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE brand sales activity. "Other" as shown below represents activity for Cole-Haan Holdings, Inc., Bauer NIKE
Hockey, Inc., and NIKE IHM, Inc., which are considered immaterial for individual disclosure. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the Company's internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

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

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:

                                       Three Months Ended           Six Months Ended
                                           November 30,                November 30,
                                       __________________           _________________

                                        2001        2000             2001        2000
                                        ____        ____             ____        ____
                                                        (in millions)

Net Revenue
USA                                   $1,161.5    $1,131.1         $2,466.5    $2,483.0
EUROPE, MIDDLE EAST, AFRICA              582.9       512.1          1,341.9     1,287.6
ASIA PACIFIC                             324.6       292.1            588.3       532.6
AMERICAS                                 154.3       147.6            314.4       297.7
OTHER                                    113.5       115.8            239.4       234.6
                                      _________   _________        _________    ________
                                      $2,336.8    $2,198.7         $4,950.5    $4,835.5
                                      =========   =========        ========     ========

Management Pre-Tax Income
USA                                   $  226.8    $  206.1         $  504.8    $  491.9
EUROPE, MIDDLE EAST, AFRICA               55.0        60.6            190.9       201.6
ASIA PACIFIC                              78.9        64.8            128.1       101.4
AMERICAS                                  27.9        30.0             54.8        54.8
OTHER                                     (1.9)       13.7              6.2        30.7
CORPORATE                               (187.8)     (187.2)          (371.7)     (361.4)
                                      _________   _________        __________   ________
                                      $  198.9    $  188.0         $  513.1     $  519.0
                                      =========   =========        ==========   ========

                                       Nov. 30,     May 31,
                                        2001         2001
                                      _________   __________

Accounts Receivable, net
USA                                   $  663.5    $  622.5
EUROPE, MIDDLE EAST, AFRICA              484.2       512.5
ASIA PACIFIC                             177.7       194.8
AMERICAS                                 181.4       144.7
OTHER                                    128.2       118.6
CORPORATE                                 24.9        28.3
                                      _________   _________
                                      $1,659.9    $1,621.4
                                      =========   =========

Inventories, net
USA                                   $  731.2    $  744.2
EUROPE, MIDDLE EAST, AFRICA              334.5       298.3
ASIA PACIFIC                             140.4       125.8
AMERICAS                                  76.1        72.4
OTHER                                    133.8       156.4
CORPORATE                                 19.8        27.0
                                      _________   _________
                                      $1,435.8    $1,424.1
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  259.2    $ 263.5
EUROPE, MIDDLE EAST, AFRICA               203.7      208.2
ASIA PACIFIC                              393.7      403.5
AMERICAS                                   14.7       15.4
OTHER                                     109.6      113.4
CORPORATE                                 646.1      614.8
                                      _________   _________
                                       $1,627.0   $1,618.8
                                      =========   =========

NOTE 7 - Commitments and Contingencies:
         _____________________________

     At November 30, 2001, the Company had letters of credit outstanding totaling $883.7 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Operating Results
_________________

     Net income for the second quarter of fiscal 2002 was $129.3 million, an 8.3% increase compared to net income reported in the second quarter of fiscal 2001. The increase in net income for the quarter reflected a 5.8% increase in pre-tax income. The increase in quarterly pre-tax income was driven by a 6.3% increase in revenues, from $2,198.7 million to $2,336.8 million, as well as lower selling and administrative expense as a percentage of revenues and lower interest expense. A decrease in our gross margin percentage from 39.6% to 38.3% and higher other expense partially offset these improvements to pre-tax income.

     Quarterly net income improved at a higher rate than pre-tax income due to a 1.5 point reduction in our effective tax rate. Quarterly earnings per share improved 9.1%, from $0.44 to $0.48, a slightly higher rate than net income due to share repurchases over the past year.

     Year-to-date net income in fiscal 2002 (excluding a loss of $5.0 million related to the cumulative effect of an accounting change) was $333.5 million, an increase of 1.2% over the same period in fiscal 2001. Slower revenue growth on a year-to-date basis drove year-to-date net income growth down as compared to the growth in net income in the second quarter.

     Consolidated revenues increased 6.3% for the quarter. Had foreign exchange rates remained constant, the increase in revenues for the quarter would have been 7.6%.

     Most of our revenue growth occurred in our international regions, which accounted for 45.4% of total company revenues in the second quarter of fiscal 2002, compared to 43.2% in the second quarter of fiscal 2001. Revenues from our international regions reported in U.S. dollars increased 11.6%, a 14.6% increase in constant dollars. In the Europe, Middle East, and Africa (EMEA) region, quarterly reported revenues increased 13.8%, or 10.6% in constant dollars. Strong growth in EMEA footwear revenues, which posted a 24.4% increase in the quarter, drove the result. This increase was due to higher prices and higher unit sales, as well as a higher-priced product mix as compared to the second quarter of last year.

     In the Asia Pacific region, quarterly reported revenues increased 11.2% in the second quarter but 22.5% in constant dollars, reflecting significant Asian currency weakness compared to the U.S. dollar year-over-year. We achieved revenue growth in all business units in the region during the quarter, reflecting increasingly strong demand for NIKE brand products.

     In the Americas region, reported revenues were up 4.5% in the second quarter, which represented 12.9% growth in constant dollars. Current uncertain economic conditions in Argentina may negatively affect revenues in this region during the remainder of the fiscal year, although we do not expect that the negative effect will be significant to our consolidated operating results.

     Revenues in the U.S. region were up 2.5% in the second quarter of fiscal 2002. Growth in the U.S. apparel and equipment businesses drove the revenue increase for the region. U.S. apparel revenues increased 9.9% in the second quarter, as increased demand for NIKE brand apparel more than offset declines in licensed apparel sales due to the expiration of our agreement with the National Football League. Close-out sales of apparel increased during the quarter due to our decision to manage apparel inventory levels more aggressively, improving storage efficiency in our warehouses and minimizing the amount of inventory converted into the new supply chain systems implemented in December. U.S. equipment revenues grew 14.3% in the second quarter, driven by growth in sales of golf products as well as bags, socks, and sports accessories. In addition, a portion of the U.S. revenue increase reflected early shipments of footwear, apparel, and equipment products prior to our warehouse shutdown in November, due to the implementation of new U.S. supply chain systems at the beginning of December.

     U.S. NIKE brand footwear revenues decreased 2.2%, reflecting a slight increase in in-line sales, offset by a drop in close-out sales. These results represent an improvement over the last quarter, when U.S. footwear sales decreased 7.0% as compared to the previous year.

     Consolidated revenues increased 2.4% for the year-to-date period. Had foreign exchange rates remained constant, the increase in revenues for the year-to-date period would have been 5.1%. Year-to-date revenue growth was not as strong as the second quarter revenue growth primarily due to the drop in sales of U.S. footwear in the first quarter of this year compared to the first quarter of last year.

     The uncertain economic conditions following the terrorist attacks of September 11, 2001 negatively affected U.S. NIKE brand revenues in the second quarter, particularly at NIKE-owned retail stores and wholesale sales of equipment. (Our apparel and footwear wholesale businesses were not affected as severely because a large portion of their second quarter revenues derived from orders placed several months in advance, prior to the September 11 attacks.) In addition, revenues from our Cole Haan business were also negatively affected, most significantly at company-owned retail stores. Although significant uncertainty continues to exist with respect to the future prospects for the U.S. and world economies, we continue to expect earnings growth for the full fiscal year.

     The breakdown of revenues follows. "Other" as shown below includes revenues from our subsidiaries Bauer NIKE Hockey, Inc. and Cole-Haan Holdings, Inc.

                                           Three Months Ended                Six Months Ended
                                              November 30,                     November 30,
                                           ___________________              _________________
                                                               %                               %
                                         2001       2000    change        2001       2000    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $689.6    $705.0     -2%       $1,559.3    $1,640.0    -5%
   APPAREL                                381.0     346.6     10%          705.2       672.5     5%
   EQUIPMENT AND OTHER                     90.9      79.5     14%          202.0       170.5    18%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,161.5   1,131.1      3%        2,466.5     2,483.0    -1%

EMEA REGION

   FOOTWEAR                               315.2     253.3     24%          741.8       677.2    10%
   APPAREL                                228.9     218.0      5%          504.7       514.7    -2%
   EQUIPMENT AND OTHER                     38.8      40.8     -5%           95.4        95.7     0%
                                        _______   _______               ________    ________
     TOTAL EMEA                           582.9     512.1     14%        1,341.9     1,287.6     4%

ASIA PACIFIC REGION

   FOOTWEAR                               164.4     153.3      7%          331.5       305.3     9%
   APPAREL                                131.0     115.9     13%          201.0       180.6    11%
   EQUIPMENT AND OTHER                     29.2      22.9     28%           55.8        46.7    19%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   324.6     292.1     11%          588.3       532.6    10%

AMERICAS REGION

   FOOTWEAR                               100.1     100.8     -1%          199.2       202.3    -2%
   APPAREL                                 45.6      40.0     14%           95.3        82.2    16%
   EQUIPMENT AND OTHER                      8.6       6.8     26%           19.9        13.2    51%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       154.3     147.6      5%          314.4       297.7     6%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        2,223.3   2,082.9      7%        4,711.1     4,600.9     2%

OTHER                                     113.5     115.8     -2%          239.4       234.6     2%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,336.8  $2,198.7      6%       $4,950.5    $4,835.5     2%
                                       ========  ========               ========    ========
</TABLE

     Our quarterly gross margin percentage declined 1.2 points, from 39.6% to 38.3%. The primary drivers of the decrease are discussed following:


     1) Weaker foreign currencies compared to the same period last year negatively affected margins internationally, particularly in our EMEA region.
     2) The weaker economy following the September 11 attacks had a significant impact on Cole Haan margins, which decreased due to additional discounting, inventory obsolescence, and returns.
     3) U.S. apparel close-out sales increased versus the prior year, and pricing margins on these close-outs were lower. These results were due to our decision to manage inventory levels more aggressively in advance of our December supply chain system implementation.
     4) The start-up of new NIKE-owned distribution facilities in Japan lowered margins in Asia Pacific.

These negative impacts to our gross margin percentage were partially offset by higher prices and a more favorable product mix attained on EMEA footwear and apparel sales, as well as lower product costs on apparel in the U.S. and EMEA regions due to improved factory sourcing.

     Our year-to-date gross margin percentage also declined 1.2 points, from 40.1% to 38.9%. In addition to the second quarter factors discussed above, margins on U.S. team apparel sales were lower in the first quarter of fiscal
2002 as compared to the same period last year.

     Selling and administrative expense was $677.7 million in the second quarter of fiscal 2002 versus $673.1 million in the second quarter of fiscal
2001. Year-to-date, selling and administrative expense was $1,374.0 million in the current fiscal year versus $1,374.2 million in the prior fiscal year.
As a percentage of revenues, selling and administrative expense decreased 1.6 points and 0.6 points for the quarter and year-to-date period, respectively.
Lower demand creation spending drove the decrease in selling and administrative expense as a percentage of revenues for both the quarter and year-to-date period. Demand creation spending in the quarter was $235.3 million versus $248.4 million in the prior year, and year-to-date demand creation spending was $492.6 million versus $532.7 million during the same period last year. The most significant driver of the decrease between years is the significant expense we incurred in the prior year related to the 2000
Summer Olympics and the 2000 European Football Championships. Partially offsetting the decrease to demand creation expense was spending on brand marketing initiatives in EMEA focused on soccer and on apparel. We expect demand creation spending will increase for the full fiscal year 2002 versus fiscal year 2001, with the spending focused in the second half of the year.

     Lower demand creation spending during the second quarter and year-to-date period was also offset by increased operational overhead. Of the various factors driving operational overhead higher, the most significant was increased headcount in EMEA as compared to the same period last year. The increased headcount supports the on-going growth of our business in this region and also reflects the conversion of certain Eastern European markets from independent distributorships to direct NIKE ownership over the past year.

     Second quarter interest expense decreased from $16.7 million to $12.3 million, a decline of 26.3%. Year-to-date interest expense decreased from $32.1 million to $25.2 million, a decline of 21.5%. The decrease reflected lower interest rates in the current year and lower average debt levels as we have used operating free cash flow to reduce debt.

     Other income/expense was net expense of $6.5 million compared to net income for the same quarter of last year of $6.4 million. Year-to-date, other income/expense was a net expense of $12.0 million compared to a net expense
$13.6 million in the prior year. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization, and certain foreign currency gains and losses.


     Our effective tax rate for the quarter and year-to-date period was 35.0%, compared to 36.5% for the quarter and year-to-date period in the prior year.
The drop in the rate was primarily due to lower taxes on a portion of foreign earnings that have been permanently reinvested offshore.

Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from December 2001 through April 2002 were 8% higher than such orders booked in the comparable period of fiscal 2001. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Finally, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, and Cole Haan, and retail sales across all brands.
For the period from December 2001 through April 2002, we expect several factors may reduce actual revenue growth below the level of futures order growth:

     - We shut down our U.S. distribution facilities at the end of November to prepare for implementation of our new supply chain systems in early
        December. To ensure December orders would be delivered to our customers on time, we shipped some December futures orders in November.
     - In the uncertain economic environment following September 11, 2001, we reduced our factory orders for product to be delivered during this period in order to minimize the risk of excess inventory.
     - As in the second quarter, we expect lower footwear close-out sales and other at-once order sales in the U.S. as compared to the prior year, reflecting our recent efforts to limit the availability of these footwear products in the marketplace.

Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's new common currency, the euro. In
January 2001, an additional country, Greece, also established a fixed conversion rate to the euro. During the transition period that ended December
31, 2001, public and private parties were able to pay for goods and services using either the euro or the participating country's legacy currency. On
January 1, 2002, euro denominated bills and coins were issued and began circulating. Most participating countries plan to withdraw legacy currencies from circulation by February 28, 2002.

     We have made modifications to information technology systems supporting marketing, order management, purchasing, invoicing, payroll, financial reporting, and cash management functions, in order to make them euro compliant. In addition, our sales and retail systems have been modified where appropriate. All major systems have been converted and are euro compliant.

     We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at the retail level. Over the past four years, we have been actively working to assess and, where necessary, adjust pricing practices to operate effectively in this new environment.

     The costs of adapting our systems and practices to the implementation of the euro were generally related to the modification of existing systems and totaled approximately $8 million. These costs were expensed as incurred, primarily in fiscal 2000. We believe that the conversion to the euro will not have a material impact on our financial condition or results of operations.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other
Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that intangible assets acquired must meet to be recognized and reported separately from goodwill. The adoption of FAS 141 will not have any material effect on our results of operations or financial position.

     FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. Our adoption date will be June 1, 2002. As of that date, amortization of goodwill and other indefinite-lived intangible assets, including those recorded in past business combinations, will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $13 million annually.

     As required by FAS 142, we will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the FAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We will then have up to six months from the adoption date to determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds the fair value of the reporting unit, we then will perform the second step of the transitional impairment test. If necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141.
The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. We will record a transitional impairment loss for the excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value. FAS 142 requires that this second step be completed as soon as possible, but no later than the end of the year of adoption.

     In connection with the FAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the fair values of indefinite-lived intangible assets with the carrying amounts. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess.

     We have not yet determined the impact of FAS 142's impairment test provisions on our results of operations and financial position; however, the possibility exists that we will incur a significant transitional impairment loss. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our income statement during the quarter ending August 31, 2002.

Liquidity and Capital Resources

     Cash provided by operations was $457.2 million in the first six months of fiscal 2002, which compared to $306.0 million in the first six months of fiscal 2001. Our primary source of operating cash flow was net income of $328.5 million. Operating cash flow in the current period exceeded that from the same period last year as a smaller increase in working capital used less cash.

     Total cash used by investing activities during the first half of fiscal
2002 was $116.1 million, compared to $145.5 million invested during the first half of fiscal 2001. The decrease reflected lower capital spending on our campus expansion, which we have completed, and on our new distribution facilities in Japan, which began operating in April 2001. The most significant capital expenditures during the six-month period of fiscal 2002 were related to computer equipment and software, driven by our supply chain initiative. In addition, we continued to invest in new NIKE-owned retail stores.

     Net cash used by financing activities in the first half of fiscal 2002 was $164.0 million, up from $139.2 million in the first quarter of the prior year. This amount included uses of cash for dividends to shareholders, a net reduction of short-term debt, and share repurchases. These uses of cash were partially offset by proceeds from the exercise of employee stock options.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001, after completion of a four-year, $1 billion program in fiscal 2000. In the second quarter of fiscal 2002, we purchased a total of 525,000 shares of NIKE's Class B common stock for $24.7 million. We expect to fund the current program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     On October 10, 2001, we filed a debt registration statement with the Securities and Exchange Commission for $1 billion. We had $250 million remaining under our shelf registration statement filed in April 1999, which was incorporated into the new $1 billion registration. This registration statement is not yet effective, and we have not issued any debt under the registration statement.

     As discussed in the previous quarter, in August 2001 we issued a $250 million corporate bond, maturing in August 2006, with a fixed interest rate of 5.5%. In November 2001 we entered into interest rate swap agreements totaling
$250 million and maturing in August 2006, whereby we receive fixed interest payments at 5.5% and pay variable interest payments based on the London Inter
Bank Offering Rate (LIBOR) plus a spread. LIBOR for the swap agreements resets every three months, beginning in February 2002. At November 30, 2001, the interest rates on these swap agreements were approximately 3.4%.

     On November 16, 2001, we renewed our 364-day committed credit facility with a group of 20 banks. The facility is a revolver due 364 days from the renewal date. We reduced the amount of the facility from $750.0 million to $600.0 million upon renewal. We currently do not have any outstanding borrowings under this facility or under our four-year $500.0 million revolver.
Under the renewed facility, the interest rate, facility fees, and minimum specified financial ratios with which we must be in compliance have not changed from those disclosed in our Form 10-K for the year ended May 31, 2001.

     We currently believe that cash generated by operations, together with access to external sources of funds, will be sufficient to meet our operating and capital needs. Significant short and long-term lines of credit are maintained with banks, which, along with cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $432.6 million and $710.0 million outstanding at November 30, 2001 and May 31, 2001, respectively.

     At November 30, 2001, letters of credit of $883.7 million were outstanding for the purchase of inventories.

     Dividends per share of common stock for the second quarter of fiscal 2002 remained at $.12 per share, the same level as the previous year.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please see Note 2 to the Condensed Consolidated Financial Statements for a discussion of a change to our disclosure about market risk made in the Annual Report on Form 10-K for the fiscal year ended May 31, 2001. There were no other material changes to this matter.

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

  10.2  First Amendment to Credit Agreement dated as of November 16, 2001
        (see Exhibit 10.1).

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

  10.9  Covenant Not To Compete And Non-Disclosure Agreement between NIKE,
        Inc. and Thomas E. Clarke dated August 31, 1994 (incorporated by reference from Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*

 10.10  Covenant Not To Compete And Non-Disclosure Agreement between NIKE,
        Inc. and Mark G. Parker dated October 6, 1994 (incorporated by reference from Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*

 10.11 NIKE, Inc. Deferred Compensation Plan dated January 1, 2000
       (incorporated by reference from Exhibit 10.10 to the Company's
       Quarterly Report on Form 10-Q for the fiscal quarter ended August 31,
       2001).*

  12.1  Computation of Ratio of Earnings to Fixed Charges.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

Reports on Form 8-K filed during the second quarter ended November 30, 2001:

September 13, 2001:  Item 5. Other Events.  Rescheduling of First Quarter
Earnings Release and Annual Meeting of Shareholders.

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


DATED:  January 14, 2002