Form 10-Q
period 2002-02-28
NIKE INC
filed 2002-04-15
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15 (d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

  For the Quarter Ended February 28, 2002 Commission file number - 1-10635

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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 2002 were:
                                      _______________

                    Class A          98,183,961

                    Class B         170,251,332
                                    ___________
                                    268,435,293
                                    ===========



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                                      February 28,   May 31,
                                                         2002         2001
                                                      (unaudited)
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  349.6     $  304.0
     Accounts receivable                                1,814.3      1,621.4
     Inventories (Note 4)                               1,432.6      1,424.1
     Deferred income taxes                                 93.8        113.3
     Prepaid expenses                                     260.4        162.5
                                                       ________     ________

     Total current assets                               3,950.7      3,625.3

Property, plant and equipment                           2,646.9      2,552.8
     Less accumulated depreciation                      1,059.8        934.0
                                                       ________     ________

                                                        1,587.1      1,618.8

Identifiable intangible assets and goodwill               387.2        397.3
Deferred income taxes and other assets                    320.0        178.2
                                                       ________     ________

                                                       $6,245.0     $5,819.6
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   55.0     $    5.4
     Notes payable                                        477.8        855.3
     Accounts payable                                     372.9        432.0
     Accrued liabilities                                  670.9        472.1
     Income taxes payable                                  57.5         21.9
                                                       ________     ________

          Total current liabilities                     1,634.1      1,786.7

Long-term debt                                            615.2        435.9
Deferred income taxes and other liabilities               127.5        102.2
Commitments and contingencies (Note 6)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-98.2 and
            99.1 shares outstanding                         0.2          0.2
          Class B-170.3 and 169.5 shares
               outstanding                                  2.7          2.6
     Capital in excess of stated value                    504.8        459.4
     Unearned stock compensation                           (6.6)        (9.9)
     Accumulated other comprehensive income              (130.3)      (152.1)
     Retained earnings                                  3,497.1      3,194.3
                                                       ________     ________

     Total shareholders' equity                         3,867.9      3,494.5
                                                       ________     ________

                                                       $6,245.0     $5,819.6
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


                                 NIKE, Inc.

                CONDENSED CONSOLIDATED STATEMENT OF INCOME

                                              Three Months Ended             Nine Months Ended
                                                  February 28,                 February 28,
                                                 (unaudited)                    (unaudited)
                                              __________________             _________________

                                               2002        2001              2002        2001
                                               ____        ____              ____        ____

                                                    (in millions, except per share data)
Revenues                                    $2,260.3    $2,170.1            $7,210.8    $7,005.5
                                           _________   _________           _________   _________
Costs and expenses:
     Cost of sales                           1,376.8     1,341.5             4,403.0     4,238.1
     Selling and administrative                682.5       660.2             2,056.4     2,034.4
     Interest expense                           12.1        14.0                37.4        46.1
     Other (income) expense, net                (0.1)        6.2                11.8        19.7
                                           _________   _________           _________   _________

                                             2,071.3     2,021.9             6,508.6     6,338.3
                                           _________   _________           _________   _________

Income before income taxes and cumulative
     effect of accounting change               189.0       148.2               702.2       667.2

Income taxes                                    62.7        50.8               242.3       240.2
                                           _________   __________          _________   _________

Income before cumulative effect of
     accounting change                         126.3        97.4               459.9       427.0

Cumulative effect of accounting change,
     net of income taxes                           -           -                 5.0           -
                                            _________   __________         _________   _________

Net income                                  $  126.3    $   97.4            $  454.9   $   427.0
                                            =========   ==========          ========   =========

Basic earnings per common share (Note 3):
     Before accounting change                   0.47        0.36                1.71        1.58
     Cumulative effect of accounting change        -           -               (0.02)          -
                                            _________   __________          ________   _________

                                            $   0.47    $   0.36            $   1.69   $    1.58
                                            =========   ==========          ========   =========

Diluted earnings per common share (Note 3):
     Before accounting change                   0.46        0.35                1.69        1.56
     Cumulative effect of accounting change        -           -               (0.02)          -
                                            _________   __________          ________   _________

                                            $   0.46   $    0.35            $   1.67   $    1.56
                                            =========   =========           ========   =========

Dividends declared per common share         $   0.12   $    0.12            $   0.36   $    0.36
                                            =========   =========           ========   =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Nine Months Ended
                                                             February 28,
                                                             (unaudited)
                                                          _________________

                                                          2002         2001
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 454.9     $ 427.0
          Income charges (credits) not
            affecting cash:
            Depreciation                                   164.0       144.6
            Deferred income taxes                           (3.9)       (1.3)
            Amortization and other                          46.5        22.4
          Income tax benefit from exercise of
            Stock options                                   11.3        29.5
          Changes in other working capital
            components                                    (153.4)     (264.7)
                                                         _______      _______

          Cash provided by operations                      519.4       357.5
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (173.2)     (227.5)
          Disposals of property, plant and
            equipment                                       11.8         7.7
          Increase in other assets                         (59.4)      (32.6)
          Increase in other liabilities                      6.5         6.5
                                                          _______     _______

          Cash used by investing activities               (214.3)     (245.9)
                                                          _______     _______

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance            328.0           -
          Reductions in long-term debt
            including current portion                      (78.9)      (50.4)
          Decrease in notes payable                       (377.5)      (44.8)
          Proceeds from exercise of options                 32.5        24.4
          Repurchase of stock                              (56.8)      (39.0)
          Dividends on common stock                        (96.6)      (97.2)
                                                          _______     _______

          Cash used by financing activities               (249.3)     (207.0)
                                                          _______     _______

Effect of exchange rate changes on cash                    (10.2)       27.0
Net increase (decrease) in cash and equivalents             45.6       (68.4)
Cash and equivalents, May 31, 2001 and 2000                304.0       254.3
                                                         ________     _______

Cash and equivalents, February 28, 2002
  and 2001                                               $ 349.6     $ 185.9
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

                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. The interim financial information and notes thereto should be read in conjunction with the Company's latest annual report on Form 10-K. The results of operations for the nine (9) months ended February 28, 2002 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                           Three Months Ended            Nine Months Ended
                                              February 28,                  February 28,
                                              (unaudited)                   (unaudited)
                                           __________________            _________________

                                            2002        2001              2002         2001
                                            ____        ____              ____         ____

                                                            (in millions)

Net Income                                 $126.3      $ 97.4             $454.9      $427.0

Other Comprehensive Income:
  Change in cumulative foreign currency
     translation adjustment                 (35.8)       19.7              (42.5)       (8.5)
  Change in unrealized gain/loss
     in securities                              -        (1.5)                 -        (3.8)
  Recognition in net income of previously
     deferred unrealized loss on securities,
     due to accounting change                   -           -                3.4           -

  Changes due to cash flow hedging
     instruments:
    Initial recognition of net deferred
      gain as of June 1, due to accounting
      change                                    -           -               53.4           -
    Net deferred gain                        20.6           -               22.4           -
    Reclassification to net income of
      previously deferred net gains          (5.1)          -              (14.9)          -
                                           _______    _______            _______     _______

Net change due to cash flow hedging
    Instruments                              15.5           -               60.9           -
                                           _______    _______            _______     _______


Total Comprehensive Income                $ 106.0     $ 115.6            $ 476.7      $414.7
                                          =======     =======            =======     =======


NOTE 3 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 4.5 million and 9.1 million shares of common stock were outstanding at February 28, 2002 and February 28, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.


                                         Three Months Ended             Nine Months Ended
                                            February 28,                  February 28,
                                            (unaudited)                   (unaudited)
                                         __________________            _________________

                                          2002         2001             2002        2001
                                          ____         ____             ____        ____

                                              (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                          268.4        270.9           268.3        270.2
   Assumed conversion of
     dilutive stock options
     and awards                             5.0          3.7             3.9          3.7
                                         ______       ______           ______      ______

Diluted average common
   shares outstanding                     273.4        274.6           272.2        273.9
                                         ======       ======           ======      ======

Basic earnings per common share:
   Before cumulative effect of
     accounting change                     0.47         0.36             1.71        1.58
   Cumulative effect of
     accounting change                        -            -            (0.02)          -
                                         _______      _______          _______     _______
                                         $ 0.47       $ 0.36           $ 1.69      $ 1.58
                                         =======      =======          =======     =======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change                     0.46         0.35             1.69        1.56
   Cumulative effect of
     accounting change                        -            -            (0.02)          -
                                         _______      _______          _______     _______
                                         $ 0.46       $ 0.35           $ 1.67      $ 1.56
                                         =======      =======          =======     =======


NOTE 4 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                         2002          2001
                                      (unaudited)
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,407.1     $1,399.4
                    Work-in-progress        17.0         15.1
                    Raw materials            8.5          9.6
                                        ________     ________

                                        $1,432.6     $1,424.1
                                        ========     ========

NOTE 5 - Operating Segments:
         __________________

     The Company's major operating segments are defined by geographic regions for subsidiaries participating in NIKE brand sales activity. "Other" as shown below represents activity for Cole-Haan Holdings, Inc., Bauer NIKE
Hockey, Inc., and NIKE IHM, Inc., which are immaterial for individual disclosure. Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the Company's internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on management pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Condensed Consolidated Statement of Income. Reconciling items for management pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting, and intercompany eliminations for specific income statement items.

     Accounts receivable, inventory, and fixed assets for operating segments are regularly reviewed and therefore provided:

                                       Three Months Ended           Nine Months Ended
                                           February 28,                February 28,
                                           (unaudited)                 (unaudited)
                                       __________________           _________________

                                        2002        2001             2002        2001
                                        ____        ____             ____        ____
                                                        (in millions)

Net Revenue
USA                                   $1,146.7    $1,088.7         $3,613.2    $3,571.6
EUROPE, MIDDLE EAST, AFRICA              606.2       609.9          1,948.1     1,897.5
ASIA PACIFIC                             302.6       275.0            890.9       807.6
AMERICAS                                 112.0       109.4            426.4       407.1
OTHER                                     92.8        87.1            332.2       321.7
                                      _________   _________        _________    ________
                                      $2,260.3    $2,170.1         $7,210.8    $7,005.5
                                      =========   =========        ========     ========

Management Pre-Tax Income
USA                                   $  214.3    $  181.5         $  719.1    $  673.5
EUROPE, MIDDLE EAST, AFRICA              111.2        86.3            302.1       287.9
ASIA PACIFIC                              61.6        47.5            188.0       149.0
AMERICAS                                  13.2         4.5             68.1        59.3
OTHER                                     (1.9)       (4.0)             4.4        26.7
CORPORATE                               (209.4)     (167.6)          (579.5)     (529.2)
                                      _________   _________        __________   _________
                                      $  189.0    $  148.2         $  702.2    $  667.2
                                      =========   =========        ==========   ========

                                       Feb. 28,     May 31,
                                         2002        2001
                                     (unaudited)
                                      _________   __________

Accounts Receivable, net
USA                                   $  841.9    $  622.5
EUROPE, MIDDLE EAST, AFRICA              546.9       512.5
ASIA PACIFIC                             165.9       194.8
AMERICAS                                 128.5       144.7
OTHER                                    107.5       118.6
CORPORATE                                 23.6        28.3
                                      _________   _________
                                      $1,814.3    $1,621.4
                                      =========   =========

Inventories, net
USA                                   $  694.4    $  744.2
EUROPE, MIDDLE EAST, AFRICA              359.1       298.3
ASIA PACIFIC                             162.0       125.8
AMERICAS                                  82.0        72.4
OTHER                                    123.7       156.4
CORPORATE                                 11.4        27.0
                                      _________   _________
                                      $1,432.6    $1,424.1
                                      ========    =========

Property, Plant and Equipment, net
USA                                    $  254.6    $ 263.5
EUROPE, MIDDLE EAST, AFRICA               197.7      208.2
ASIA PACIFIC                              361.4      403.5
AMERICAS                                   12.9       15.4
OTHER                                     107.0      113.4
CORPORATE                                 653.5      614.8
                                      _________   _________
                                       $1,587.1   $1,618.8
                                      =========   =========

NOTE 6 - Commitments and Contingencies:
         _____________________________

     At February 28, 2002, the Company had letters of credit outstanding totaling $748.9 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies
____________________________

     Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

     Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances, which would result in materially different amounts being reported.

Revenue Recognition
___________________

     We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Retail store revenues are recorded at the time of sale. For wholesale shipments, title generally passes either upon shipment of goods from our warehouse or upon receipt of goods by the customer, depending on the sales terms in effect in each country in which we operate.

     In some instances, we ship product directly from our supplier to the customer. In these cases, we recognize revenue when the product is delivered to the customer. Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

     In certain countries outside of the U.S., precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based upon historical delivery times by geographic location. On the basis of our tests of actual transactions, we have no indication that these estimates have been materially inaccurate historically.

     As part of our revenue recognition policy, we record estimated sales returns and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. In the past, actual returns and claims have not exceeded our reserves. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims were significantly greater than the reserves we had established, we would record a reduction to net revenues in the period in which we made such determination.

Reserve for Uncollectible Accounts Receivable
_____________________________________________

     We make ongoing estimates relating to the collectibility of our accounts receivable and maintain a reserve for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the reserve, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Historically, losses from uncollectible accounts have not exceeded our reserves. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determined that a smaller or larger reserve was appropriate, we would record a credit or a charge to selling and administrative expense in the period in which we made such a determination.

Inventory Reserves
__________________

     We also make ongoing estimates relating to the market value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated market value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated market value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

Contingent Payments under Endorsement Contracts
_______________________________________________

    A significant portion of our demand creation (marketing and promotion) expense relates to payments under endorsement contracts. In general, endorsement payments are expensed uniformly over the term of the contract. However, certain other contract elements may be accounted for differently, based upon the facts and circumstances of each individual contact.

     Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g. winning a championship). We record selling and administrative expense for these amounts when the endorser achieves the specific goal.

     Certain contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g. maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when we determine that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser's athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

     Certain contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in cost of sales as the related sales are made. In certain contracts, we offer minimum guaranteed royalty payments. For contractual obligations for which we estimate that we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record in selling and administrative expense the minimum guaranteed payment amount uniformly over the remaining royalty term.

Property, plant and equipment and other long-lived assets
_________________________________________________________

     Property, plant and equipment, including buildings, equipment, and computer hardware and software, is recorded at cost and is depreciated over its estimated useful life. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset's net book value to its salvage value.

     Under current accounting standards, when circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded as other expense. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations. We have determined that the carrying value of our long-lived assets (including property, plant, and equipment, goodwill, and other intangible assets) is not impaired under current accounting standards. However, as of June 1, 2002, as discussed following, we will adopt Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets." Upon adoption, we expect to record an impairment charge related to the goodwill and other intangible assets of our subsidiaries Bauer NIKE Hockey, Inc. and Cole-Haan Holdings, Inc.

Hedge Accounting for Derivatives
________________________________

     We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than current earnings. One of these criteria is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to current earnings during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

Taxes
_____

     We record valuation allowances against our deferred tax assets, when necessary, in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

     In addition, we have not recorded U.S. federal income tax expense for foreign earnings that we have indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon our estimate of the future cash needs of our U.S. and foreign based entities. In the event actual cash needs of our U.S.-based entities exceed our estimates, or the actual cash needs of our foreign-based entities are less than our estimates, we might repatriate these designated earnings to the U.S. Income tax expense would increase during the period in which we determined that the earnings would no longer be indefinitely reinvested offshore. When these earnings are actually repatriated, they would be subject to U.S. taxation; at that time we would record a current income tax liability.

     On an interim basis, we estimate what our effective tax rate will be for the full fiscal year and record a quarterly income tax provision in accordance with the anticipated annual rate. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

Other Contingencies
___________________

     In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Operating Results
_________________

     Pretax income for the third quarter of fiscal 2002 increased 27.5% versus the third quarter of fiscal 2001, driven by a 4.2% increase in revenues (from $2,170.1 million to $2,260.3 million), a higher gross margin percentage, lower selling and administrative expense as a percentage of revenues, lower interest expense, and improved other income/expense. Net income for the third quarter of fiscal 2002 increased 29.7% versus the third quarter of fiscal 2001 (from $97.4 million to $126.3 million), a higher growth rate than pre-tax income due to a 1.1 point reduction in our effective tax rate. Quarterly earnings per share improved 31.4%, from $0.35 to $0.46, a slightly higher rate than net income due to share repurchases over the past year.

     Excluding a $5.0 million charge related to the cumulative effect of an accounting change, net income for the first nine months of fiscal 2002 increased 7.7% versus the same period in fiscal 2001. The acceleration in net income growth in the third quarter was primarily due to faster revenue growth and a higher gross margin percentage than in the first half of the year, which was adversely affected by weaker U.S. footwear sales and the uncertain economic conditions following the terrorist attacks of September 11, 2001.

     Consolidated revenues increased 4.2% for the third quarter. Had foreign exchange rates remained constant, the increase in revenues for the quarter would have been 6.3%.

     The U.S. region contributed significantly to the consolidated revenue growth, as revenues increased 5.3% versus the same quarter last year. The U.S. growth reflected an increase in footwear revenues, which resulted from greater market demand for in-line NIKE brand footwear products across a broad array of categories and price points. The increase in in-line sales also reflected a comparison to relatively low revenues during this same quarter last year resulting from shipment delays and cancellations due to problems in our implementation of new global demand and supply planning systems.

     While in-line sales of U.S. footwear increased, close-out sales and inventory levels were lower than the third quarter of fiscal 2001, when weaker than expected sales and supply chain disruptions created higher levels of close-out inventories.

     U.S. apparel revenues increased 1.0% in the third quarter despite the loss of revenue from the termination of our license agreement with the National Football League as of May 31, 2001. In addition, this year we shifted some third quarter revenues to the second quarter as some December orders were shipped in November in advance of our supply chain system implementation in the U.S.

     In the U.S. equipment business, the introduction of NIKE brand golf clubs drove the increase in revenues during the quarter.

     Revenues from our international regions represented 45.2% of revenues in the quarter and grew 2.7% as compared to the third quarter last year. In constant dollars, these revenues grew 7.2%

     After a recent history of solid growth, reported revenues in the Europe, Middle East, and Africa (EMEA) region declined 0.6%, but increased 1.6% in constant dollars. The EMEA footwear business grew slightly while the apparel and equipment businesses declined slightly. Both footwear and apparel revenues weakened in Southern Europe in the face of competition from fashion brands entering the sportswear market, particularly in Italy. Third quarter revenues were also affected by certain customers delaying acceptance of shipments near the end of the quarter. We expect much of that product will be shipped in the fourth quarter.

     The Asia Pacific region reported increased revenues of 10.0% over the prior year, which represented 19.4% growth in constant dollars. These results reflected a continuing trend from the second quarter, as we again achieved strong revenue growth in all business units, reflecting strong demand for NIKE brand products despite uncertain economic conditions in the region.

     Reported revenues for the Americas region increased 2.4%, an 8.2% increase in constant dollars, despite a significant drop-off in sales in Argentina. As a result of that country's ongoing economic crisis, we did not ship product in Argentina during most of January and February; shipments have since resumed to a very limited number of customers.

     Consolidated revenues increased 2.9% for the year-to-date period. Had foreign exchange rates remained constant, the increase in revenues for the year-to-date period would have been 5.6%. The acceleration in revenue growth in the third quarter was primarily due to faster revenue growth in the U.S. region than in the first half of the year, which was adversely affected by weaker footwear sales and a slow down in retail sales in the wake of the terrorist attacks of September 11, 2001. The third quarter rebound in U.S. region revenue growth was partially offset by slower revenue growth in the EMEA and Americas regions.

     The breakdown of revenues follows. "Other" as shown below includes revenues from our subsidiaries Bauer NIKE Hockey, Inc. and Cole-Haan Holdings, Inc.


                                           Three Months Ended                Nine Months Ended
                                              February 28,                     February 28,
                                           ___________________              _________________
                                                               %                               %
                                         2002       2001    change        2002       2001    change
                                        ______     ______   _______      ______     ______   _______

                                                                (in millions)
U.S.A. REGION

   FOOTWEAR                              $784.3    $734.3      7%       $2,343.6    $2,374.3    -1%
   APPAREL                                281.7     278.9      1%          986.9       951.4     4%
   EQUIPMENT AND OTHER                     80.7      75.5      7%          282.7       245.9    15%
                                        _______   _______               ________    ________
     TOTAL U.S.A.                       1,146.7   1,088.7      5%        3,613.2     3,571.6     1%

EMEA REGION

   FOOTWEAR                               340.3     334.8      2%        1,082.1     1,012.0     7%
   APPAREL                                227.9     235.0     -3%          732.6       749.7    -2%
   EQUIPMENT AND OTHER                     38.0      40.1     -5%          133.4       135.8    -2%
                                        _______   _______               ________    ________
     TOTAL EMEA                           606.2     609.9     -1%        1,948.1     1,897.5     3%

ASIA PACIFIC REGION

   FOOTWEAR                               164.3     159.4      3%          495.8       464.7     7%
   APPAREL                                106.7      87.5     22%          307.7       268.1    15%
   EQUIPMENT AND OTHER                     31.6      28.1     12%           87.4        74.8    17%
                                        _______   _______               ________    ________
     TOTAL ASIA PACIFIC                   302.6     275.0     10%          890.9       807.6    10%

AMERICAS REGION

   FOOTWEAR                                68.5      66.4      3%          267.7       268.7     0%
   APPAREL                                 34.0      33.7      1%          129.3       115.9    12%
   EQUIPMENT AND OTHER                      9.5       9.3      2%           29.4        22.5    31%
                                        _______   _______               ________    ________
     TOTAL AMERICAS                       112.0     109.4      2%          426.4       407.1     5%

                                        _______   _______               ________    ________
TOTAL NIKE BRAND                        2,167.5   2,083.0      4%        6,878.6     6,683.8     3%

OTHER                                      92.8      87.1      7%          332.2       321.7     3%

                                        _______   _______               ________    ________
TOTAL REVENUES                         $2,260.3  $2,170.1      4%       $7,210.8    $7,005.5     3%
                                       ========  ========               ========    ========
</TABLE


     Our quarterly gross margin percentage improved 0.9 points, from 38.2% to 39.1%. Significant drivers of the improvement included:

    1) Higher footwear margins in the U.S due in part to lower transportation costs and product costs, the result of effective negotiations with shippers and footwear suppliers
    2) A higher mix of in-line sales versus close-out sales of U.S. footwear, reflecting increased demand for in-line footwear and lower close-out inventory levels
   3) Higher in-line pricing margins in EMEA, reflecting the continuing effect of prices effective at the beginning of the fiscal year and the decreasing negative effect of current year euro / dollar exchange rates versus our hedged exchange rates in the prior year
    4) Lower global apparel product costs resulting from sourcing efficiency initiatives

     The increased gross margin percentage also reflects a comparison to a relatively low gross margin percentage during the third quarter last year.
The prior year gross margin percentage was depressed by the supply chain disruptions discussed above, which resulted in a higher mix of footwear close-outs and higher fixed costs per unit due to lower than expected revenues.

     The year-to-date gross margin percentage declined 0.6 points, from 39.5% to 38.9%, as margin declines in the first half of this fiscal year more than offset the expanding gross margin percentage in the third quarter. In the first half of the year, the negative effect of current euro / dollar exchange rates versus our hedged exchange rates in the prior year, lower margins at Cole Haan (due to the weakened U.S. economy after the September 11, 2001 attacks), and low margins on U.S. team apparel sales, drove the decline.

     Quarterly selling and administrative expense was $682.5 million in the third quarter of fiscal 2002 versus $660.2 million in the third quarter of fiscal 2001, representing a decline of 0.2 points as a percentage of revenues.
Demand creation expense in the quarter declined 1.1% versus the prior year
($242.2 million versus $245.0 million), as we continued to defer current year spending in order to support our World Cup marketing campaign in the fourth quarter. Operating overhead increased due in part to additional headcount to support our growing golf business as well as our operations in Eastern Europe, where certain markets converted from independent distributorships to direct
NIKE ownership over the past year. We also increased our investment in our supply chain initiative as compared to last year and recorded additional expense for compensation programs tied to our profitability and stock performance.

     Year-to-date selling and administrative expense was $2,056.4 million in the current fiscal year versus $2,034.4 million in the prior fiscal year, representing a 0.5 point decrease as a percentage of revenues. Year-to-date demand creation spending decreased to $734.0 million from $777.3 million during the same period last year, driving the decrease in total selling and administrative expense as a percentage of revenues. In fiscal 2001, our demand creation spending was concentrated in the first half of the year as we invested in marketing campaigns related to the 2000 Summer Olympics and the 2000 European Football Championships. In fiscal 2002, our spending will be focused in the fourth quarter as we invest in marketing centered on the 2002
World Cup. Year-to-date operating overhead increased, reflecting additional resources supporting Golf and Eastern Europe, increased investments in our supply chain initiative, and higher compensation expense as discussed above.

     Third quarter interest expense decreased from $14.0 million to $12.1 million, a decline of 13.6%. Year-to-date interest expense decreased from $46.1 million to $37.4 million, a decline of 18.9%. The decrease reflected lower interest rates in the current year and lower average debt levels as we have used operating free cash flow to reduce debt.

     Other income/expense for the third quarter of fiscal 2002 was net income of $0.1 million compared to net expense of $6.2 million for the same quarter of last year. For the current year-to-date period, other income/expense was a net expense of $11.8 million compared to a net expense $19.7 million in the prior year. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization, and certain foreign currency gains and losses.

     In the third quarter, we adjusted our year-to-date tax rate to 34.5%, consistent with our estimate of our full year effective tax rate. The current year-to-date rate compares to a rate of 36.0% for the comparable year-ago period and reflects lower taxes on the portion of foreign earnings that have been permanently reinvested offshore.

Futures Orders

     Worldwide futures and advance orders for NIKE brand athletic footwear and apparel scheduled for delivery from March 2002 through July 2002 were 6% higher than such orders booked in the comparable period of fiscal 2001. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Finally, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, and Cole Haan, and retail sales across all brands.
For the period from March 2002 through July 2002, we expect that actual revenue growth may lag the level of future order growth due to lower footwear close-out sales and other "at once" order sales in the U.S. as compared to the prior year, reflecting our recent efforts to limit the availability of these products in the marketplace.

Recently Issued Accounting Standard

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations" (FAS 141) and Statement of Financial Accounting Standard No. 142, "Goodwill and Other
Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies criteria that acquired intangible assets must meet to be recognized and reported separately from goodwill. The adoption of FAS 141 will not have any material effect on our results of operations or financial position.

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

     As required by FAS 142, we will perform impairment tests on goodwill and other indefinite-lived intangible assets as of the adoption date. Thereafter, we will perform impairment tests annually and whenever events or circumstances indicate that the value of goodwill or other indefinite-lived intangible assets might be impaired. In connection with the FAS 142 indefinite-lived intangible asset impairment test, we will utilize the required one-step method to determine whether an impairment exists as of the adoption date. The test will consist of a comparison of the estimated fair values of indefinite-lived assets with the carrying amounts. If the carrying amount of an intangible asset exceeds our estimate of its fair value, we will recognize an impairment loss in an amount equal to that excess.

     In connection with the FAS 142 transitional goodwill impairment test, we will utilize the required two-step method for determining goodwill impairment as of the adoption date. To accomplish this, we will identify our reporting units and determine the carrying value of each reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the adoption date. We will then estimate the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. To the extent the carrying amount of a reporting unit exceeds our estimate of the fair value of the reporting unit, we then will perform the second step of the transitional impairment test.

     Where necessary, in the second step, we will compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which will be measured as of the adoption date. The implied fair value of goodwill will be determined by allocating the estimated fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with FAS 141. The residual fair value after this allocation will be the implied fair value of the reporting unit goodwill. We will record a transitional impairment loss for any excess of the carrying value of goodwill allocated to the reporting unit over the implied fair value.

     We have estimated that we will likely incur a transitional impairment loss between $225 million and $275 million related to our Bauer NIKE Hockey and Cole Haan subsidiaries, reflecting that the fair values we have estimated for these subsidiaries are less than the carrying values including goodwill.
This expected transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our income statement during the quarter ended August 31, 2002.

Liquidity and Capital Resources

     Cash provided by operations was $519.4 million in the first nine months fiscal 2002, which compared to $357.5 million in the first nine months of fiscal 2001. Our primary source of operating cash flow was net income of $454.9 million. Operating cash flow in the current period exceeded that from the same period last year as a smaller increase in working capital used less cash.

     Total cash used by investing activities during the current year-to-date period was $214.3 million, compared to $245.9 million for the prior year period. The decrease reflected the completion of our campus expansion and our new distribution facilities in Japan last year. The most significant capital expenditures during the current year-to-date period were related to computer equipment and software, driven by our supply chain initiative. In addition, we continued to invest in new NIKE-owned retail stores, primarily outside the U.S.

     Net cash used by financing activities for the nine-month period was $249.3 million, up from $207.0 million in the same nine-month period in fiscal
2001. This amount included use of cash to reduce short-term and long-term debt, dividends to shareholders, and share repurchases. These uses of cash were partially offset by proceeds from long-term debt issuances and the exercise of employee stock options.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001, after completion of a four-year, $1 billion program in fiscal 2000. In the third quarter of fiscal 2002, we purchased a total of 210,000 shares of NIKE's Class B common stock for $12.1 million. We expect to fund the current program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Our significant long-term contractual obligations as of February 28, 2002 are as follows:

                           Cash Payments due during the year ended May 31 (1),
                                          (in millions)


                             Q4
Description of Commitment   2002   2003   2004   2005   2006  Thereafter  Total
_________________________   ____   ____   ____   ____   ____  __________  _____

Operating Leases          $ 28.9  108.3   99.7   89.7   80.2     344.8  $ 751.6
Long-term Debt               1.3   55.0  205.0    5.0    5.0     400.9    672.2
Endorsement Contracts       55.4  268.2  210.5  155.8  124.3     249.3  1,063.5


     (1) The amounts for the year ended May 31, 2002 include only payments not yet made as of February 28, 2002.

     The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts are likely be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements in future periods. Actual payments under some contracts may also be lower as a limited number of contracts include provisions for reduced payments if athlete performance declines in future periods.

     In addition to the cash payments disclosed above, we are obligated to furnish the endorsers with NIKE products for their use. It is not possible to determine how much we will spend on this product on an annual basis as the contracts do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

     We also have the following outstanding short-term debt obligations as of February 28, 2002:

                                           Outstanding as of February 28, 2002
                                                      (in millions)

Commercial paper outstanding, all
  original maturities thirty days or less                     $354.4

Notes payable for non-U.S.
  operations, due at a mutually agreed-upon
  date not exceeding 90 days from issuance
  or on demand                                                 123.0

Payable to Nissho Iwai American Company for
  the purchase of inventories, generally due
  60 days after shipment of goods from a foreign port           49.5

     The nature and terms of these obligations have not changed from those disclosed in our Form 10-K as of May 31, 2001.

     In February 2002, we entered into an agreement to purchase substantially all of the assets and liabilities of Hurley International, a teen lifestyle apparel company based in California. This transaction was completed on April
12, 2002. We do not expect that this acquisition will have a significant effect on our liquidity, results of operations or financial position in the short term. While we do expect a positive impact on our long-term profitability from this acquisition, we cannot reasonably estimate this impact at this time.

     As of February 28, 2002, letters of credit of $748.9 million were outstanding for the purchase of inventories. All letters of credit expire within one year.

     We have two committed credit facilities with a group of banks totaling
$1.1 billion. One facility is for $600 million and matures on November 16, 2002. The other facility is a $500 million multi-year revolver that matures on November 17, 2005. Under the facilities, the interest rates and facility fees have not changed from those disclosed in our Form 10-K for the year ended May 31, 2001. We currently have no amounts outstanding under these facilities; thus, the total $1.1 billion remains available to us.

     Under these committed credit facilities, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum ratio of net worth to indebtedness. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of February 28, 2002, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the future.

     If our long-term debt rating were to decline, the facility fees and interest rates under our committed credit facilities would increase.
Conversely, if our long-term debt rating improves, the facility fees and interest rates would decrease. NIKE currently has long-term debt ratings of A/A2 from Standard and Poors and Moody's Investor Services, respectively.
Changes in our long-term debt rating would not trigger acceleration of maturity of any currently outstanding borrowings or any future borrowings under the committed credit facilities.

     We currently believe that cash generated by operations, together with access to external sources of funds, will be sufficient to meet our operating and capital needs. As described above, significant short and long-term lines of credit are maintained with banks, which, along with significant cash on hand, provide adequate operating liquidity. Liquidity is also provided by our commercial paper program, under which there was $354.4 million and $710.0 million outstanding at February 28, 2002 and May 31, 2001, respectively. Our interest costs under our commercial paper program could increase if our debt rating declines in the future. NIKE currently has short-term debt ratings of A1/P1 from Standard and Poors and Moody's Investor
Services, respectively.

     Dividends per share of common stock for the third quarter of fiscal 2002 remained at $.12 per share, the same level as the previous year.

Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union established permanent, fixed conversion rates between their existing currencies and the European Union's new common currency, the euro. In
January 2001, an additional country, Greece, also established a fixed conversion rate to the euro. During the transition period that ended December
31, 2001, public and private parties were able to pay for goods and services using either the euro or the participating country's legacy currency. On
January 1, 2002, euro denominated bills and coins were issued and began circulating. Most participating countries withdrew legacy currencies from circulation by February 28, 2002.

     We have made modifications to information technology systems supporting marketing, order management, purchasing, invoicing, payroll, financial reporting and cash management functions, in order to make them euro compliant.
In addition our sales and retail systems have been modified where appropriate.
All major systems have been converted and are euro compliant.

     We believe the introduction of the euro may create a move towards a greater level of wholesale price harmonization, although differing country costs and value added tax rates will continue to result in price differences at the retail level. Over the past several years, we have been actively working to assess and, where necessary, adjust pricing practices to operate effectively in this new environment.

     The costs of adapting our systems and practices to the implementation of the euro were generally related to the modification of existing systems and totaled approximately $8 million. These costs were expensed as incurred, primarily in fiscal 2000.

     Our full conversion to the euro has been completed with minimal impact to business operations. The conversion to the euro has had no significant impact on our financial condition or results of operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We disclosed in our Form 10-Q as of August 31, 2001 that, as of that date, the maximum term over which we were hedging exposures to the variability of cash flows for all forecasted and recorded transactions was 27 months.
Since that date, we have continued to hedge for extended periods, in some circumstances up to 32 months in advance. As of February 28, 2002, the maximum remaining term of a foreign currency hedge was 27 months and related to a Japanese yen forward contract hedging the anticipated purchase of inventory.

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

..
Item 1.   Legal Proceedings:

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

  (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the fiscal quarter ending
February 28, 2002.

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


DATED:  April 15, 2002