Form 10-K
period 2002-05-31
NIKE INC
filed 2002-08-14
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File No. 1-10635

NIKE, Inc.
(Exact name of Registrant as specified in its charter)

Oregon	93-0584541
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Bowerman Drive Beaverton, Oregon 97005-6453 (Address of principal executive offices) (Zip Code)	(503) 671-6453 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of July 25, 2002, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $170,452,457 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $8,037,948,759.

      As of July 25, 2002, the number of shares of the Registrant’s Class A Common Stock outstanding was 98,095,361 and the number of shares of the Registrant’s Class B Common Stock outstanding was 168,763,188.

DOCUMENTS INCORPORATED BY REFERENCE:

      Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 18, 2002 are incorporated by reference into Part III of this Report.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	4
	International Markets	4
	Significant Customers	5
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	Trade Legislation	6
	Competition	7
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	8
Item 2.	Properties	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	11
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	11
Item 6.	Selected Financial Data	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 8.	Financial Statements and Supplemental Data	29
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	54
PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2002 annual meeting of shareholders.)
Item 10.	Directors and Executive Officers of the Registrant	54
Item 11.	Executive Compensation	54
Item 12.	Security Ownership of Certain Beneficial Owners and Management	54
Item 13.	Certain Relationships and Related Transactions	54
PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55
	Signatures	S-1

PART I

Item 1.	Business

General

      NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms “we”, “us”, “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

      Our principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to approximately 18,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in approximately 140 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear products are produced outside the United States, while apparel products are produced both in the United States and abroad.

Products

      NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovative design. Running, basketball, children’s, cross-training and women’s shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. However, we also market shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities, hiking, and other athletic and recreational uses.

      We sell active sports apparel covering most of the above categories, athletically inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in “collections” of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.

      We sell a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, gloves, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, women’s sports bras, cycling apparel, children’s clothing, posters, school supplies, timepieces, and electronic media devices. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

      We sell a line of dress and casual footwear and accessories for men, women and children under the brand name Cole Haan® through our wholly-owned subsidiary, Cole Haan Holdings, Inc., headquartered in Yarmouth, Maine.

      Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys and accessories under the Bauer® and NIKE® brand names. Bauer also offers a full selection of products for street, roller and field hockey.

      In April 2002, we acquired Hurley International LLC, headquartered in Costa Mesa, California, which designs and distributes a line of action sports apparel (for surfing, skateboarding, and snowboarding) and youth lifestyle apparel under the Hurley brand name.

Sales and Marketing

      The table below shows certain information regarding NIKE’s United States and international (non-U.S.) revenues for the last three fiscal years.

			FY02 vs.		FY01 vs.
	Fiscal	Fiscal	FY01	Fiscal	FY00
May 31,	2002	2001	% CHG	2000	% CHG

	(In millions)
USA Region
Footwear	$3,185.0	$3,208.9	(0.7)%	$3,351.2	(4.2)%
Apparel	1,305.3	1,260.3	3.6%	1,154.4	9.2%
Equipment and other	425.7	349.8	21.7%	226.5	54.4%

Total USA	4,916.0	4,819.0	2.0%	4,732.1	1.8%

Europe, Middle East and Africa (EMEA) Region
Footwear	1,551.8	1,422.8	9.1%	1,309.4	8.7%
Apparel	989.5	976.3	1.4%	933.9	4.5%
Equipment and other	190.2	185.7	2.4%	163.7	13.4%

Total EMEA	2,731.5	2,584.8	5.7%	2,407.0	7.4%

Asia Pacific Region
Footwear	657.7	632.4	4.0%	557.0	13.5%
Apparel	431.0	374.8	15.0%	321.0	16.8%
Equipment and other	123.0	102.8	19.6%	77.1	33.3%

Total Asia Pacific	1,211.7	1,110.0	9.2%	955.1	16.2%

Americas Region
Footwear	359.2	355.2	1.1%	343.9	3.3%
Apparel	167.1	152.2	9.8%	137.7	10.5%
Equipment and other	41.8	31.7	31.9%	12.5	153.6%

Total Americas	568.1	539.1	5.4%	494.1	9.1%

Total NIKE brand	9,427.3	9,052.9	4.1%	8,588.3	5.4%

Other brands	465.7	435.9	6.8%	406.8	7.2%

Total Revenues	$9,893.0	$9,488.8	4.3%	$8,995.1	5.5%

      Financial information about geographic and segment operations appears in Note 16 of the consolidated financial statements on page 51.

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

United States Market

      During fiscal 2002, sales in the United States accounted for approximately 53 percent of total revenues, compared to 54 percent in fiscal 2001 and 56 percent in fiscal 2000. We sell to approximately 18,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2002, our three largest customers accounted for approximately 28 percent of NIKE brand sales in the United States, and 26 percent of total sales in the United States.

      We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the guarantee that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2002, 92 percent of our U.S. footwear shipments (excluding Cole Haan, Bauer and Hurley) were made under the futures program, compared to 86 percent in fiscal 2001 and 90 percent in fiscal 2000. In fiscal 2002, 77 percent of our U.S. apparel shipments were made under the futures program, compared to 78 percent in fiscal 2001, and 82 percent in 2000.

      We utilize 18 NIKE sales offices to solicit sales in the United States. We also utilize 15 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

Retail Stores	Number

NIKE factory stores (which carry primarily B-grade and close-out merchandise)	78
NIKE stores (including NIKE Goddess Stores)	4
NIKETOWNs (designed to showcase NIKE products)	13
Employee-only stores	4
Cole Haan stores (including factory and employee stores)	61

Total	160

      NIKE’s domestic distribution centers for footwear are located in Beaverton, Oregon, Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from our Memphis distribution center. Cole Haan footwear and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, and Hurley products are shipped from Costa Mesa, California.

International Markets

      We currently market our products in approximately 140 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. Non-U.S. sales accounted for 47 percent of total revenues in fiscal 2002, compared to 46 percent in fiscal 2001 and 44 percent in fiscal 2000. We operate 19 distribution centers in Europe, Asia, Australia, Latin America, and Canada, and also distribute through independent distributors and licensees. We estimate that our products are sold through more than 30,000 retail accounts outside the United States. In many countries and regions, including Japan, Canada, Asia, Latin America, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 9 percent of non-U.S. sales.

      We operate 162 retail outlets outside the United States, which are comprised of NIKETOWNs, factory stores, employee stores, and Cole Haan stores.

      International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Croatia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Poland, Portugal, Singapore, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Vietnam.

Significant Customers

      Foot Locker, Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 11 percent of global net sales of NIKE brand products during fiscal 2002. No other customer accounted for 10 percent or more of our net sales during fiscal 2002.

Orders

      As of May 31, 2002, our worldwide futures orders for NIKE brand athletic footwear and apparel totaled $4.6 billion, compared to $4.4 billion as of May 31, 2001. These orders are scheduled for delivery from June through November of 2002. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelable.

Product Research and Development

      We believe that our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that reduce or eliminate injury, aid athletic performance and maximize comfort.

      In addition to NIKE’s own staff of specialists in the areas of biomechanics, exercise physiology, engineering, industrial design and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials and concepts for product improvement. Employee athletes wear-test and evaluate products during the design and development process.

Manufacturing

      In fiscal 2002, approximately 5 percent of total NIKE brand apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 28 countries. Most of this apparel production occurred in Bangladesh, Bulgaria, China, Hong Kong, India, Indonesia, Malaysia, Mexico, Pakistan, The Philippines, Sri Lanka, Taiwan, Thailand, and Turkey. Substantially all of our apparel production for sale to the international market was manufactured outside the U.S. Our largest single apparel supplier accounted for approximately 8 percent of total fiscal 2002 apparel production.

      Virtually all of our footwear is produced outside of the United States. In fiscal 2002, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear:

Country	Percent

People’s Republic of China	38
Indonesia	30
Vietnam	15
Thailand	14
Italy	1
Taiwan	1
South Korea	1

We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Mexico, South Africa, and Zimbabwe, to manufacture footwear for sale within those countries. Our largest single footwear supplier accounted for approximately 6 percent of total fiscal 2002 footwear production.

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

      Our international operations are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. See “Trade Legislation” below. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring. We believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers outside of the United States. If events prevented us from acquiring products from our suppliers in a particular country, our footwear operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe that we could eliminate any such disruption within a period of no more than 12 months, and that any adverse impact would, therefore, be of a short-term nature. We believe that our principal competitors are subject to similar risks.

      All of our products manufactured overseas and imported into the United States and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, quotas or other restrictions may be imposed on the importation of our products in the future. The enactment of any such duties, quotas or restrictions could result in increases in the cost of our products generally and might adversely affect the sales or profitability of NIKE and the imported footwear and apparel industry as a whole.

      Since 1972, Nissho Iwai American Corporation (“NIAC”), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant import-export financing services for us. Currently, NIAC provides such financing services with respect to at least 80 percent of the NIKE products sold outside of the United States, Europe and Japan. Any failure of NIAC to provide these services could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with NIAC expire on May 31, 2003.

Trade Legislation

      Our non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1994, the European Union (“EU”) Commission imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several Member States. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above 9 euros (“Special Technology Athletic Footwear” or “STAF”), is excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not, to date, had a material effect on our business.

      In 1995, the EU Commission, at the request of European footwear manufacturers, initiated two anti-dumping investigations covering footwear imported from the People’s Republic of China, Indonesia and Thailand. As a result, in 1997 the Commission imposed definitive anti-dumping duties on certain textile upper footwear imported from China and Indonesia. In 1998, the Commission imposed definitive anti-dumping duties on certain synthetic and leather upper footwear originating in China, Indonesia and Thailand. In the case of textile upper footwear, the anti-dumping duties do not cover sports footwear. In the case of synthetic and leather upper footwear, the anti-dumping duties do not cover footwear meeting the STAF technical criteria nor footwear with a CIF price above 5.7 euros. As the anti-dumping duties for synthetic and leather uppers only affect some low cost footwear, these measures have no impact for us. While the exclusions are subject to some interpretation by customs authorities, we believe that most of our footwear sourced in the target countries for sale in the EU fits within the exclusions. We have also shifted the production of these types of footwear to other countries. Accordingly, the anti-dumping duties have not had a material effect on our business. The EU Commission has announced the impending expiration of these anti-dumping cases, subject to possible review requests by the European footwear manufacturers. Such reviews may result in the renewal of the anti-dumping regulations.

      The EU Commission in June 2000 issued an amendment to the explanatory notes to the EU’s customs nomenclature (“CN”). The amendment, which is not legally binding, interprets some of the technical criteria for the STAF exclusion and the footwear types that can be classified as for use in sporting activity. The amendment restricts somewhat the scope of the STAF exclusion from the quotas and also the sports footwear exclusions from the two EU anti-dumping measures. To date, the large majority of our footwear models fall within the exclusions provided for under the CN. Our innovative footwear designs may stretch the traditional concepts of athletic or sports footwear reflected in the technical criteria. We anticipate that the majority of these new designs will fall within the exclusions. NIKE is an active participant in discussions to revise the technical criteria to reflect technologically advanced designs.

      If the EU trade measures become substantially more restrictive we would consider shifting the production of such footwear to other countries in order to maintain competitive pricing. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our major competitors stand in much the same position regarding these trade measures.

      We currently source footwear and apparel products from factories in Vietnam. In July 2000, the United States and Vietnam signed an historic, comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the two countries. In September 2001, that agreement was approved by Congress and then ratified by the Vietnamese National Assembly. Once approved, the United States granted an annual extension of NTR to Vietnam. Under current U.S. law, the President must renew this grant annually with the opportunity for review by the Congress. In June 2002, President Bush renewed NTR for Vietnam for an additional year and in July 2002, the Congress supported the President’s decision. We currently believe that, absent unforeseen circumstances, the President will continue his annual extensions of NTR to Vietnam and that Congress will support the President’s decisions. Ongoing NTR trading status for Vietnam will allow us to expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced product to enter the United States at NTR tariff rates.

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

Trademarks and Patents

      We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks which we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

      NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of like technology. Subsequent NIKE AIR patents will not expire for several years. We also have a number of patents covering components and features used in various athletic and leisure shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

      We had approximately 22,700 employees at May 31, 2002. Management considers its relationship with employees to be excellent. With the exception of Bauer NIKE Hockey Inc., our employees are not represented by a union. Of Bauer NIKE Hockey’s North American employees, approximately 65 percent, or fewer than 450, are covered by three union collective bargaining agreements with three separate bargaining units, and all of Bauer NIKE Hockey’s approximately 150 non-immigrant employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 2002 through 2003. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

      The executive officers of NIKE as of July 25, 2002 are as follows:

      Philip H. Knight, Chief Executive Officer, Chairman of the Board, and President — Mr. Knight, 64, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to present. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

      Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 44, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

      Thomas E. Clarke, President of New Ventures — Dr. Clarke, 51, a director since 1994, joined the Company in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

      Charles D. Denson, President of the NIKE Brand — Mr. Denson, 46, has been employed by NIKE since February 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in June 2000, and President of the NIKE Brand in March 2001.

      Gary M. DeStefano, President of USA Operations — Mr. DeStefano, 45, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in March 1997, and President of USA Operations in March 2001.

      Mindy F. Grossman, Vice President of Global Apparel — Ms. Grossman, 44, joined NIKE in October 2000. Prior to joining NIKE, she was President and Chief Executive Officer of Polo Jeans Company/ Ralph Lauren, a division of Jones Apparel Group, Inc. from 1995 to 2000. Prior to that, Ms. Grossman was Vice President of New Business Development at Polo Ralph Lauren Corp. from 1994 to 1995, President of The Warnaco Group Inc. Chaps Ralph Lauren division, and Senior Vice President of The Warnaco Group Inc. Menswear division from 1991 to 1994.

      P. Eunan McLaughlin, Vice President, Asia Pacific — Mr. McLaughlin, 44, joined NIKE as Vice President, Sales, NIKE Europe in February 1999, was appointed Vice President Commercial Sales and Retail in February 2000, and became Vice President, Asia Pacific in June 2001. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/ Ferry International from 1996 to 1999. From 1985 to 1996 Mr. McLaughlin held the following positions with Mars, Inc.: Finance Director, Sales Director, and Managing Director of Germany Drink Division; Operations Director of Pedigree Pet Foods; and European Sales & Marketing Director. Mr. McLaughlin also worked for Reynolds McCarron (formerly Ernst & Young) in Ireland.

      D. Scott Olivet, Vice President, NIKE Subsidiaries and New Business Development — Mr Olivet, 40, joined NIKE in August 2001. Prior to joining NIKE, he was a Senior Vice President of Gap Inc., responsible for real estate, store design, and construction across Gap, Banana Republic, and Old Navy brands from 1998 to 2001. Prior to that, Mr. Olivet was employed by Bain & Company, an international strategic consulting firm from 1984 to 1998 (a Partner from 1993 to 1998). In addition to direct client work, Mr. Olivet was the leader of the firm’s worldwide practice in organizational effectiveness and change management.

      Mark G. Parker, President of the NIKE Brand — Mr. Parker, 45, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in March 2001.

      Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 38, joined the Company in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in June 2001.

      Lindsay D. Stewart, Vice President and Chief of Staff, and Assistant Secretary — Mr. Stewart, 55, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in March 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

      Frits D. van Paasschen, Vice President and General Manager, NIKE Europe — Mr. van Paasschen, 42, has been employed by NIKE since 1997. He served as Vice President, Strategic Planning, and was appointed Vice President and General Manager, The Americas and Africa in 1998, and corporate Vice President and General Manager, NIKE Europe in 2000. Mr. van Paasschen was formerly Vice President, Finance & Planning, Disney Consumer Products, The Walt Disney Company.

      Roland P. Wolfram, Vice President, Global Operations & Technology — Mr. Wolfram, 42, joined NIKE as Vice President, Strategic Planning in November 1998, and was appointed Vice President, Global Operations & Technology in February 2002. Prior to NIKE, Mr. Wolfram was Vice President and General Manager of Pacific Bell Video Services. From 1992 to 1993 he was director of the desktop products group for Compression Labs, Inc.

Item 2.	Properties

      Following is a summary of principal properties owned or leased by NIKE. Our leases expire at various dates through the year 2017.

U.S. Administrative Offices:
  Beaverton, Oregon (10 locations) — 9 leased
  Memphis, Tennessee (2 locations) — 1 leased
  Yarmouth, Maine
  Charlotte, North Carolina — leased
  Greenland, New Hampshire — leased
  Costa Mesa, California — leased
International Administrative Offices:
  Europe (23 locations) — leased
  Africa (1 location) — leased
  Asia Pacific (16 locations) — leased
  Canada (2 locations) — leased
  Latin America (2 locations) — leased
Sales Offices and Showrooms:
  United States (22 locations) — leased
  Europe (63 locations) — leased
  Africa (1 location) — leased
  Asia Pacific (24 locations) — leased
  Canada (3 locations) — leased
Latin America (2 locations) — leased	Distribution Facilities:
  Greenland, New Hampshire — leased
  Wilsonville, Oregon
  Forest Park, Georgia
  Memphis, Tennessee (2 locations) — 1 leased
  Costa Mesa, California — leased
  Europe (5 locations) — 4 leased
  Asia Pacific (11 locations) — 9 leased
  Canada (2 locations) — leased
  Latin America (2 locations) — leased
International Production Offices:
  Europe (3 locations) — leased
  Latin America (2 locations) — leased
  Asia Pacific (24 locations) — leased
Manufacturing Facilities:
  United States (3 locations) — 1 leased
  Canada (3 locations) — 2 leased
  Europe (2 locations) — leased
  Asia Pacific (1 location)
Retail Outlets:
  United States (160 locations) — 157 leased
  Europe (40 locations) — leased
  Asia Pacific (99 locations) — leased
  Latin America (16 locations) — leased
Canada (7 locations) — leased

Item 3.     Legal Proceedings

      Except as described below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

      The Company and certain of its officers and directors were named as defendants in four substantially identical securities class actions filed in the U.S. District Court for the District of Oregon on March 9, 14, 20, and April 4, 2001. On July 23, 2001, the cases were consolidated as In re NIKE, Inc. Securities Litigation, CV-01-332-K. The consolidated amended complaint sought unspecified damages on behalf of a purported class consisting of purchasers of the Company’s stock during the period December 20, 2000 through February 26, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company’s actual and expected business and financial performance in violation of federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. In January 2002, the Court dismissed this action with leave to amend. On February 25, 2002, plaintiffs filed an amended complaint extending the purported class period to June 29, 2000 through February 26, 2001 and containing the same allegations. Based on the available information we do not currently anticipate that the action will have a material financial impact. We believe the claims are without merit, and we intend to vigorously defend against them.

      A related shareholder derivative lawsuit, Metivier v. Denunzio, et al., 0104-04339, was filed in the Multnomah County Circuit Court of the State of Oregon on April 26, 2001. The state derivative suit was brought by certain Company shareholders, allegedly on behalf of the Company, against certain directors and officers of the Company. The derivative plaintiffs allege that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company’s actual and expected financial performance while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class action. The derivative plaintiffs seek compensatory and other damages, and disgorgement of compensation received. On July 25, 2001, the Court entered a stipulation and order abating the action until further notice.

      Another related shareholder derivative lawsuit, Lendman v. Knight, et al., CV-01-1153-AS, was filed in the U.S. District Court for the District of Oregon on July 26, 2001. The federal derivative suit is not materially different from the state derivative action. It alleges substantially similar causes of action and seeks substantially similar remedies. The federal derivative action was served on the Company and the individual defendants on December 13, 2001 and was also stayed pending the outcome of In re NIKE, Inc. Securities Litigation on December 13, 2001.

      In accordance with the Company’s Articles of Incorporation and Bylaws, and in accordance with indemnity agreements between the Company and the directors and officers named in the above legal actions, the Company has agreed to indemnify these individuals and assume their defense in the actions.

      The Company and certain of its officers were named as defendants in an lawsuit, Kasky v. NIKE, Inc. et al., No. 994446, filed in 1998 in San Francisco County Superior Court. Plaintiff brought the action under the California Business and Professions Code alleging that statements made by the Company in response to criticism about labor practices in factories making its products were false or misleading. Plaintiff seeks injunctive relief and restitution of profits earned from the alleged violations of the California Code. The claims were dismissed by the Superior Court, with the court concluding that the alleged statements, if made, were protected speech as part of a public debate under the First Amendment to the United States Constitution. Plaintiff appealed the Superior Court ruling to the California Court of Appeals, which court affirmed the ruling of the lower court. Plaintiff sought review in the California Supreme Court, which, on May 2, 2002, overturned the lower court rulings by a four to three vote. The California Supreme Court made no ruling on the merits of plaintiff’s contention that the Company had made false or misleading statements, but concluded that the alleged statements were commercial speech and not entitled to the full protection of the First Amendment of the United States Constitution. The Company filed a petition for rehearing before the California Supreme Court, which was denied on July 31, 2002. The case has been remanded to the lower California state courts for further proceedings. We have announced our intention to seek review by the United States Supreme Court and have engaged additional counsel for that specific purpose. Since the litigation is in a preliminary stage, we do not currently anticipate that the action will have a material financial impact. We believe that the claims are without merit and we intend to vigorously defend against them.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted during the fourth quarter of the 2002 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      NIKE’s Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 25, 2002, there were approximately 19,200 holders of record of our Class B Common Stock and 26 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

      We refer to the table entitled “Selected Quarterly Financial Data” in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2002 and 2001 fiscal years.

Item 6.     Selected Financial Data

	Financial History
	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993	1992

	(In millions, except per share data, financial ratios and number of shareholders)
Year Ended May 31,
Revenues	$9,893.0	$9,488.8	$8,995.1	$8,776.9	$9,553.1	$9,186.5	$6,470.6	$4,760.8	$3,789.7	$3,931.0	$3,405.2
Gross margin	3,888.3	3,703.9	3,591.3	3,283.4	3,487.6	3,683.5	2,563.9	1,895.6	1,488.2	1,544.0	1,316.1
Gross margin %	39.3%	39.0%	39.9%	37.4%	36.5%	40.1%	39.6%	39.8%	39.3%	39.3%	38.7%
Restructuring charge, net	—	0.1	(2.5)	45.1	129.9	—	—	—	—	—	—
Income before accounting change	668.3	589.7	579.1	451.4	399.6	795.8	553.2	399.7	298.8	365.0	329.2
Cumulative effect of change in accounting principle	5.0	—	—	—	—	—	—	—	—	—	—
Net income	663.3	589.7	579.1	451.4	399.6	795.8	553.2	399.7	298.8	365.0	329.2
Basic earnings per common share:
Income before accounting change	2.50	2.18	2.10	1.59	1.38	2.76	1.93	1.38	1.00	1.20	1.09
Cumulative effect of change in accounting principle	0.02	—	—	—	—	—	—	—	—	—	—
Net income	2.48	2.18	2.10	1.59	1.38	2.76	1.93	1.38	1.00	1.20	1.09
Diluted earnings per common share:
Income before accounting change	2.46	2.16	2.07	1.57	1.35	2.68	1.88	1.36	0.99	1.18	1.07
Cumulative effect of change in accounting principle	0.02	—	—	—	—	—	—	—	—	—	—
Net income	2.44	2.16	2.07	1.57	1.35	2.68	1.88	1.36	0.99	1.18	1.07
Average common shares outstanding	267.7	270.0	275.7	283.3	288.7	288.4	286.6	289.6	298.6	302.9	301.7
Diluted average common shares outstanding	272.2	273.3	279.4	288.3	295.0	297.0	293.6	294.0	301.8	308.3	306.4
Cash dividends declared per common share	0.48	0.48	0.48	0.48	0.46	0.38	0.29	0.24	0.20	0.19	0.15
Cash flow from operations	1,081.5	656.5	699.6	941.4	517.5	323.1	339.7	254.9	576.5	265.3	435.8
Price range of common stock
High	63.99	59.438	64.125	65.500	64.125	76.375	52.063	20.156	18.688	22.563	19.344
Low	40.81	35.188	26.563	31.750	37.750	47.875	19.531	14.063	10.781	13.750	8.781
At May 31,
Cash and equivalents	$575.5	$304.0	$254.3	$198.1	$108.6	$445.4	$262.1	$216.1	$518.8	$291.3	$260.1
Inventories	1,373.8	1,424.1	1,446.0	1,170.6	1,396.6	1,338.6	931.2	629.7	470.0	593.0	471.2
Working capital	2,321.5	1,838.6	1,456.4	1,818.0	1,828.8	1,964.0	1,259.9	938.4	1,208.4	1,165.2	964.3
Total assets	6,443.0	5,819.6	5,856.9	5,247.7	5,397.4	5,361.2	3,951.6	3,142.7	2,373.8	2,186.3	1,871.7
Long-term debt	625.9	435.9	470.3	386.1	379.4	296.0	9.6	10.6	12.4	15.0	69.5
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	3,839.0	3,494.5	3,136.0	3,334.6	3,261.6	3,155.9	2,431.4	1,964.7	1,740.9	1,642.8	1,328.5
Year-end stock price	53.75	41.100	42.875	60.938	46.000	57.500	50.188	19.719	14.750	18.125	14.500
Market capitalization	14,302.5	11,039.5	11,559.1	17,202.2	13,201.1	16,633.0	14,416.8	5,635.2	4,318.8	5,499.3	4,379.6
Financial Ratios:
Return on equity	18.2%	17.8%	17.9%	13.7%	12.5%	28.5%	25.2%	21.6%	17.7%	24.5%	27.9%
Return on assets	10.9%	10.1%	10.4%	8.5%	7.4%	17.1%	15.6%	14.5%	13.1%	18.0%	18.4%
Inventory turns	4.3	4.0	4.1	4.3	4.4	4.8	5.0	5.2	4.3	4.5	3.9
Current ratio at May 31	2.3	2.0	1.7	2.3	2.1	2.1	1.9	1.8	3.2	3.6	3.3
Price/ Earnings ratio at May 31
(Diluted)	21.8	19.0	20.7	38.8	34.1	21.5	26.6	14.5	14.9	15.3	13.5
Geographic Revenues:
United States	$5,258.8	$5,144.2	$5,017.4	$5,042.6	$5,460.0	$5,538.2	$3,964.7	$2,997.9	$2,432.7	$2,528.8	$2,270.9
Europe	2,731.5	2,584.8	2,407.0	2,293.8	2,096.1	1,789.8	1,334.3	980.4	927.3	1,085.7	919.8
Asia/ Pacific	1,211.7	1,110.0	955.1	844.5	1,253.9	1,241.9	735.1	515.6	283.4	178.2	75.7
Americas (exclusive of United States)	691.0	649.8	615.6	596.0	743.1	616.6	436.5	266.9	146.3	138.3	138.8

Total Revenues	$9,893.0	$9,488.8	$8,995.1	$8,776.9	$9,553.1	$9,186.5	$6,470.6	$4,760.8	$3,789.7	$3,931.0	$3,405.2

     All per common share data has been adjusted to reflect the 2-for-1 stock splits paid October 23, 1996 and October 30, 1995. The Company’s Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 2002, there were approximately 126,000 shareholders of Class A and Class B common stock.

Financial Highlights

	Year Ended May 31,

	2002	2001	% CHG

	(In millions, except per share data
	and financial ratios)
Revenues	$9,893.0	$9,488.8	4.3%
Gross margin	3,888.3	3,703.9	5.0%
Gross margin %	39.3%	39.0%
Income before accounting change	668.3	589.7	13.3%
Basic earnings per common share before accounting change	2.50	2.18	14.7%
Diluted earnings per common share before accounting change	2.46	2.16	13.9%
Return on equity	18.2%	17.8%
Stock price at May 31	53.75	41.10	30.8%

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2002	2001	2002	2001	2002	2001	2002	2001

	(Unaudited)
	(In millions, except per share data and financial ratios)
Revenues	$2,613.7	$2,636.7	$2,336.8	$2,198.7	$2,260.3	$2,170.1	$2,682.2	$2,483.3
Gross margin	1,028.9	1,067.5	895.4	871.4	883.5	828.6	1,080.5	936.4
Gross margin %	39.4%	40.5%	38.3%	39.6%	39.1%	38.2%	40.3%	37.7%
Income before accounting change	204.2	210.2	129.3	119.4	126.3	97.4	208.5	162.7
Basic earnings per common share before accounting change	0.74	0.78	0.48	0.44	0.47	0.36	0.78	0.60
Diluted earnings per common share before accounting change	0.73	0.77	0.48	0.44	0.46	0.35	0.77	0.60
Net income	199.2	210.2	129.3	119.4	126.3	97.4	208.5	162.7
Average common shares outstanding	268.6	269.9	268.1	269.8	268.4	270.9	266.9	269.3
Diluted average common shares outstanding	271.6	273.8	271.6	273.2	273.4	274.6	272.0	271.5
Cash dividends declared per common share	0.12	0.12	0.12	0.12	0.12	0.12	0.12	0.12
Price range of common stock
High	51.28	48.00	53.55	44.50	61.00	59.44	63.99	45.09
Low	40.81	35.19	42.26	36.38	52.31	39.05	52.75	36.30

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

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

      We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

      Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances which would result in materially different amounts being reported.

Revenue Recognition

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

      As part of our revenue recognition policy, we record estimated sales returns and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. We base our estimates on historical rates of product returns and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. In the past, actual returns and claims have not exceeded our reserves. However, actual returns and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.

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

Contingent Payments under Endorsement Contracts

      A significant portion of our demand creation (advertising and promotion) expense relates to payments under endorsement contracts. In general, endorsement payments are expensed uniformly over the term of the contract. However, certain contract elements may be accounted for differently, based upon the facts and circumstances of each individual contract.

      Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g. winning a championship). We record selling and administrative expense for these amounts when the endorser achieves the specific goal.

      Certain contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g. maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when we determine that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser’s athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

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

Property, Plant and Equipment and Other Long-lived Assets

      Property, plant and equipment, including buildings, equipment, and computer hardware and software is recorded at cost (including, in some cases, the cost of internal labor) and is depreciated over its estimated useful life. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset’s net book value to its salvage value.

      Under current accounting standards, when events or circumstances indicate that the carrying value of a long-lived asset may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded as other expense. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may differ from actual cash flows due to, among other things, technological changes, economic conditions, or changes to our business operations. For fiscal 2002, no significant impairment related to the carrying value of our long-lived assets (including property, plant, and equipment, goodwill, and other intangible assets) has been recorded under current accounting standards. However, as of June 1, 2002, we will adopt Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” We expect to record an impairment charge related to the goodwill and other intangible assets of our subsidiaries Bauer NIKE Hockey, Inc. and Cole-Haan Holdings, Inc. in the first quarter of fiscal 2003. See “Recently Issued Accounting Standards” below.

Hedge Accounting for Derivatives

      We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than current earnings until the underlying hedged transaction affects current earnings. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into current earnings some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income/ expense during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

Taxes

      We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carryforwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

      In addition, we have not recorded U.S. income tax expense for foreign earnings that we have declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be repatriated.

      In the event actual cash needs of our U.S. entities exceed our current expectations or the actual cash needs of our foreign entities are less than expected, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This would result in additional income tax expense being recorded.

      We take a conservative approach in determining the amount of foreign earnings to declare as reinvested offshore. As required by U.S. generally accepted accounting principles, the presumption is that such earnings will be repatriated in the future. In order to overcome this presumption, we carefully review all factors which drive the ultimate disposition of such foreign earnings, and apply stringent standards to overcoming the presumption of repatriation. Despite this conservative approach, because the determination involves our future plans and expectations of future events, there is a possibility that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. Conversely, this conservative approach may result in accumulated foreign earnings (for which U.S. income taxes have been provided) being determined in the future to be indefinitely reinvested offshore. In this latter case, our income tax expense would be reduced in the year of such determination.

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

Other Contingencies

      In the ordinary course of business, we are involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Results of Operations

Fiscal 2002 Highlights

•	Revenues increased 4.3% to $9.9 billion, compared to $9.5 billion in fiscal 2001.

•	Income before the cumulative effect of an accounting change increased to $668.3 million from $589.7 million in the prior year, an increase of 13.3%. After the effect of the accounting change, net income rose 12.5%.

•	Diluted earnings per share before the effect of the accounting change increased by 13.9%, from $2.16 to $2.46. After the effect of the accounting change, diluted earnings per share rose 13.0%.

•	Gross margins increased as a percentage of revenues to 39.3% from 39.0% in fiscal 2001.

•	Selling and administrative expenses increased as a percentage of revenues to 28.5% from 28.3% in fiscal 2001.

Fiscal 2002 Compared to Fiscal 2001

      Net income increased 13.3% over fiscal 2001, from $589.7 million to $668.3 million (excluding an after-tax loss of $5.0 million related to the cumulative effect of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”). Diluted earnings per share before the effect of the accounting change improved 13.9%, from $2.16 to $2.46. These increases reflected a 10.4% increase in income before income taxes and a 1.7 point decrease in our effective income tax rate. The increase in income before income taxes was due to increased revenues, improved gross margins and lower interest and other expenses, partially offset by a slight increase in selling and administrative expenses as a percentage of revenues.

      Fiscal 2002 revenues were the highest in our history, reflecting increased NIKE brand sales in all of our geographic regions. In the U.S., NIKE brand revenues increased 2.0% for the fiscal year, driven by increased sales of apparel and equipment. The increased sales in apparel reflected higher demand for in-line products, particularly for NIKE brand and Brand Jordan basketball apparel, more than offsetting the effect of the expiration of our apparel license agreement with the National Football League last year. In equipment, our rapidly growing golf business drove a 21.7% increase for the year.

      U.S. footwear revenues declined 0.7% versus fiscal 2001. While in-line sales of footwear increased compared to last year, particularly in the mid-range price segment, close-out sales decreased significantly. The reduction in close-out sales reflected both our efforts to limit the availability of close-out products in the marketplace (in order to build overall profitability) and relatively high levels of close-out sales in the last half of fiscal 2001 due to supply chain system disruptions discussed further below in the Fiscal 2001 Compared to

Fiscal 2000 section. As in the apparel business, sales of NIKE brand and Brand Jordan basketball footwear products were the primary drivers of increased wholesale sales of in-line footwear during the year.

      In fiscal 2002, NIKE brand revenues from our international regions continued to grow versus the prior year, both as a percentage of total company revenues and in total dollars. These revenues represented 45.6% of total company revenues as compared to 44.6% in fiscal 2001. Revenues from our international regions were $4.5 billion as compared to $4.2 billion in fiscal 2001, a 6.6% increase. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 12.4%, and consolidated revenues would have increased 6.9% (compared to 4.3% growth as reported).

      Increased revenues in each of our international regions resulted from higher demand for products in all NIKE brand businesses: footwear, apparel, and equipment. Revenues in our Europe, Middle East, and Africa (EMEA) region increased for the eighth consecutive year. Fiscal 2002 reported revenues in EMEA increased by 5.7% over fiscal 2001, a 9.6% increase in constant dollars. In our Asia Pacific region, reported revenues grew 9.2%, a 19.3% increase in constant dollars. The Americas region grew reported revenues 5.4%, an 11.9% increase in constant dollars, despite a drop-off in sales in Argentina during the second half of the year due to that country’s economic crisis.

      In fiscal 2002, other revenue, which primarily includes revenues from Bauer NIKE Hockey, Cole Haan, and Hurley, increased 6.8% to $465.7 million.

      Foot Locker, Inc. is our largest single customer and represented 10.9% of our worldwide revenues in fiscal 2002. Foot Locker has expressed its intention to reduce the emphasis of its U.S. business on higher-priced, premium footwear and place more focus on moderately-priced offerings. Due to this change in strategy, Foot Locker’s futures orders in the U.S. for the holiday season (scheduled for delivery from September through November 2002) decreased significantly versus the same period in the previous year. In spite of the reduction in orders from Foot Locker, total U.S. futures orders for the September to November period are down only 2.3% versus the prior year and worldwide futures orders for the same period increased 3.0% versus fiscal 2002.

      The impact of lower orders from Foot Locker for the September to November period was largely included in the June to November futures orders reported in our June 27, 2002 press release. However, additional changes in November orders from Foot Locker reduced the overall growth of worldwide futures for the six-month period by approximately 30 basis points to 6.3%.

      Although we expect Foot Locker to continue to be an important retail partner for NIKE, second half U.S. footwear orders from this customer will likely be significantly below the prior year. We are aggressively pursuing incremental sales across our business as we work to offset these declines and achieve our worldwide revenue growth goals for the year. We believe there continues to be strong consumer demand for high-end, performance footwear; this segment has always been central to the success of the NIKE brand. Therefore, we will continue to work aggressively with those retailers who are focused on serving this market. While the success of these efforts over the next few quarters is uncertain, we remain confident in the long-term strength of our brand and our business.

      Worldwide futures (advance) orders for NIKE brand athletic footwear and apparel scheduled for delivery from June through November 2002 were 6.3% higher than such orders booked in the comparable period of fiscal 2002. The percentage growth in futures orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Finally, a significant portion of our revenues are not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Hurley, and retail sales across all brands. In the first quarter of fiscal 2003, we expect that revenue growth will lag futures order growth, reflecting lower close-out sales versus the first quarter of fiscal 2002 and lower retail sales versus the same period last year as U.S. retail sales have remained at relatively low levels since the terrorist attacks of September 11, 2001.

      The breakdown of revenues follows:

			FY02 vs.		FY01 vs.
	Fiscal	Fiscal	FY01	Fiscal	FY00
May 31,	2002	2001	% CHG	2000	% CHG

	(In millions)
USA Region
Footwear	$3,185.0	$3,208.9	(0.7)%	$3,351.2	(4.2)%
Apparel	1,305.3	1,260.3	3.6%	1,154.4	9.2%
Equipment and other	425.7	349.8	21.7%	226.5	54.4%

Total USA	4,916.0	4,819.0	2.0%	4,732.1	1.8%

EMEA Region
Footwear	1,551.8	1,422.8	9.1%	1,309.4	8.7%
Apparel	989.5	976.3	1.4%	933.9	4.5%
Equipment and other	190.2	185.7	2.4%	163.7	13.4%

Total EMEA	2,731.5	2,584.8	5.7%	2,407.0	7.4%

Asia Pacific Region
Footwear	657.7	632.4	4.0%	557.0	13.5%
Apparel	431.0	374.8	15.0%	321.0	16.8%
Equipment and other	123.0	102.8	19.6%	77.1	33.3%

Total Asia Pacific	1,211.7	1,110.0	9.2%	955.1	16.2%

Americas Region
Footwear	359.2	355.2	1.1%	343.9	3.3%
Apparel	167.1	152.2	9.8%	137.7	10.5%
Equipment and other	41.8	31.7	31.9%	12.5	153.6%

Total Americas	568.1	539.1	5.4%	494.1	9.1%

Total NIKE brand	9,427.3	9,052.9	4.1%	8,588.3	5.4%

Other	465.7	435.9	6.8%	406.8	7.2%

Total Revenues	$9,893.0	$9,488.8	4.3%	$8,995.1	5.5%

      Our gross margin percentage improved 30 basis points, from 39.0% in fiscal 2001 to 39.3% in fiscal 2002. Factors contributing to the improved gross margin percentage versus the prior year were as follows:

(1)	Higher in-line pricing margins in EMEA, due to the effect of higher prices effective at the beginning of the fiscal year and sourcing and warehousing efficiencies, partially offset by the effect of weaker euro/U.S. dollar currency hedge rates relative to fiscal 2001.

(2)	Higher footwear margins in the U.S. due in part to lower product costs and lower transportation costs, as a result of both effective negotiations with shippers and lower air freight costs incurred. Relatively higher air freight costs were incurred in fiscal 2001 due to supply chain problems discussed following.

(3)	A higher mix of in-line sales versus close-out sales of U.S. footwear, reflecting increased demand for in-line footwear and lower close-out sales as compared to fiscal 2001 as discussed above.

      Selling and administrative expenses increased as a percentage of revenues from 28.3% in fiscal 2001 to 28.5% in fiscal 2002. Operating overhead increased 6.0% during fiscal 2002 largely as a result of our continued investment in initiatives intended to generate future revenues and profits. Significant drivers of the increased operating overhead included increased investment in our supply chain initiative, additional headcount to support our growing golf and European businesses, additional expense for compensation programs tied to our profitability and stock performance, and costs for additional retail stores primarily in our EMEA and Asia Pacific regions.

      The supply chain initiative refers to our on-going development of systems and processes supporting our worldwide supply chain. This initiative is intended to improve revenue (by increasing our ability to respond to market conditions), margins (by lowering close-outs and distribution costs) and cash flow (by reducing inventories). The ultimate level of benefit to revenues, margins, and cash flows, if any, will not be known until the new systems and processes have been implemented worldwide over the next few years. During fiscal 2002, we implemented new systems and processes for certain global functions and for our U.S. business, and we plan on implementing new systems and processes in EMEA during fiscal 2003. In fiscal 2003, we will continue to invest in the implementation of the new systems worldwide and support our existing system infrastructure for those businesses where we have not yet implemented the new systems.

      Demand creation expense was $1,027.9 million in fiscal 2002 versus $998.2 million in fiscal 2001, which was consistent between years as a percentage of revenues. Our fiscal 2002 demand creation expense reflected incremental spending for our World Cup 2002 marketing campaign, which occurred primarily in our international regions. In fiscal 2003, we expect demand creation expense to grow slightly faster than revenues, reflecting the continuation of the World Cup 2002 campaign into the first quarter of fiscal 2003. In addition, we have entered into a long-term license and endorsement agreement with Manchester United, one of the premier soccer clubs in the world, which begins in August 2002. Payments under this contract will result in additional demand creation expense.

      Interest expense decreased 18.9%, from $58.7 million to $47.6 million in fiscal 2002, due to lower interest rates in the current year and lower average debt levels, as we used operating free cash flow to reduce debt.

      Other income/ expense was a net expense of $3.0 million versus a net expense of $34.1 million in fiscal 2001. Consistent with previous years, other income/expense included interest income, profit sharing expense, goodwill amortization, certain foreign currency conversion gains and losses, and asset disposal gains/ losses. Net other expense decreased between years as the fiscal 2001 amount included charges for contractual settlements that did not recur in fiscal 2002. In addition, fiscal 2002 other income/ expense included credits related to the favorable resolution of some outstanding claims.

      Our fiscal 2002 effective tax rate was 34.3% as compared to 36.0% in fiscal 2001. As required by U.S. generally accepted accounting principles, we do not accrue for U.S. tax liability on foreign earnings permanently invested offshore. The lower effective tax rate in fiscal 2002 is primarily the result of a larger amount of foreign earnings permanently invested offshore in fiscal 2002 than in fiscal 2001.

Fiscal 2001 Compared to Fiscal 2000

      Net income increased 1.8% over fiscal 2000, from $579.1 million to $589.7 million. Although consolidated revenues increased 5.5% over fiscal 2000, income before income taxes was essentially flat as pretax profit margins decreased due to a lower gross margin percentage, higher interest expense, and increased other expenses, partially offset by lower selling and administrative expenses as a percentage of revenues. Despite flat income before income taxes, net income increased due to a lower effective tax rate. Diluted earnings per share increased 4.3%, from $2.07 to $2.16. The percentage increase in earnings per share was higher than that of net income primarily due to share repurchases in fiscal years 2000 and 2001.

      NIKE brand revenues in the U.S. region increased 1.8% as compared to fiscal 2000, while NIKE brand revenues in our international regions increased 9.8%. Had the U.S. dollar remained constant with the prior year, these international revenues would have increased 18.6%, and consolidated revenues would have advanced 9.3%. In the U.S. region, our largest market segment, the 1.8% increase in revenues reflected a 9.2% increase in apparel sales and a 54.4% increase in equipment sales, offset by a 4.2% decrease in footwear sales. The increases in apparel and equipment reflected stronger demand for in-line products. The increase in the equipment product line reflected increases in a variety of sports equipment categories, including golf, football, and baseball products as well as socks, bags and eyewear. The decrease in footwear reflected lower demand, particularly in the mid-range price segment, and supply chain disruptions resulting from the implementation of a new global demand and supply planning system. The supply chain disruptions resulted in product excesses as well as product shortages and late deliveries in the second half of the fiscal 2001.

      Revenues from our international regions were $4.2 billion as compared to $3.9 billion in fiscal 2000. Fiscal 2001 revenues in EMEA increased over fiscal 2000 by 7.4% to $2,584.8 million, a 19.3% increase in constant dollars. In our Asia Pacific region, revenues grew 16.2%, a 20.8% increase in constant dollars. The Americas region grew revenues 9.1%, an 11.4% increase in constant dollars.

      In fiscal 2001, other revenue increased 7.2% to $435.9 million.

      Our gross margin percentage declined 90 basis points, from 39.9% in fiscal 2000 to 39.0% in fiscal 2001. Factors contributing to the lower gross margin percentage were as follows:

(1)	The effect of the change in foreign exchange rates, most notably the weakening of the euro against the U.S. dollar relative to fiscal 2000.

(2)	A higher mix of close-out sales as well as lower margins achieved on close-outs, primarily in footwear and licensed team apparel in the U.S. In footwear, the higher mix of close-outs and lower close-out margins were due in part to the supply chain disruptions discussed above. Higher close-outs and lower margins in U.S. licensed team apparel resulted primarily from the liquidation of National Football League (“NFL”) team apparel, due to the termination of our NFL license agreement.

(3)	Product recalls of certain footwear models in the United States, which resulted in product returns and write-offs.

      Selling and administrative expenses decreased as a percentage of revenues from 29.0% to 28.3%. Demand creation expense decreased as a percentage of revenues from 10.8% to 10.5%. Fiscal 2001 demand creation expense was $998.2 million versus $974.1 million in fiscal 2000. The overall decrease in selling and administrative expenses as a percentage of revenues reflected cost containment measures, both in marketing and operational areas. While implementing these measures to control selling and administrative expense growth, we also continued to invest in operational initiatives designed to create future revenues and profits. These initiatives included the expansion of NIKE-owned retail outlets, the development of e-commerce applications, and systems and processes supporting our worldwide supply chain. Our level of investment in these areas in fiscal 2001 was comparable to our level of investment in fiscal 2000.

      Interest expense increased 30.4%, from $45.0 million to $58.7 million, due to higher average debt levels in fiscal 2001 versus fiscal 2000. During fiscal 2000, we increased debt to fund capital expenditures and higher working capital requirements, and to repurchase common stock. Although our debt balance decreased during fiscal 2001, the average debt balance for fiscal 2001 remained above the prior year.

      Other income/ expense was a net expense of $34.1 million versus a net expense of $20.7 million in fiscal 2000. Significant amounts included in other income/ expense were interest income, profit sharing expense, goodwill amortization, certain foreign currency conversion gains and losses, asset disposal gains and losses, and charges for contractual settlements.

      Our fiscal 2001 effective tax rate was 36.0% as compared to 37.0% in fiscal 2000. As discussed above, we do not accrue for U.S. tax liability on foreign earnings permanently invested offshore. The lower effective tax rate in fiscal 2001 was primarily the result of lower taxes on a larger amount of foreign earnings that were permanently invested offshore in fiscal 2001 than in fiscal 2000 as well as additional research tax credits.

Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, “Business Combinations” (FAS 141) and SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. FAS 141 also requires a more rigorous identification of intangible assets which must be recognized and reported separately from goodwill. The adoption of FAS 141 will not have a material effect on our results of operations or financial position.

      FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. Our adoption date is June 1, 2002. As of that date, amortization of outstanding goodwill and other indefinite-lived intangible assets will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $13 million annually beginning in fiscal 2003.

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

      We have estimated that we will likely incur a transitional impairment loss of approximately $270 million related to our Bauer NIKE Hockey and Cole Haan subsidiaries, reflecting that the fair values we have estimated for these subsidiaries are less than the carrying values including goodwill. This expected transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of income during the first quarter of fiscal 2003.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (FAS 121), and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement will be effective for us on June 1, 2003. We do not expect that the adoption of FAS 144 will have any impact on our consolidated financial position or results of operations.

Liquidity and Capital Resources

Fiscal 2002 Cash Flow Activity

      Cash provided by operations was $1,081.5 million in fiscal 2002, compared to $656.5 million in fiscal 2001. Our primary source of operating cash flow was net income earned during the year of $663.3 million. Operating cash flow increased significantly over the prior year due to reduced investment in certain working capital components during fiscal 2002, which generated positive operating cash flow.

      Cash used by investing activities during fiscal 2002 was $302.8 million, compared to $342.3 million invested during fiscal 2001. The total for fiscal 2002 related primarily to capital expenditures for computer equipment and software, driven by our supply chain initiative, and investments in new retail outlets. In addition, we acquired all of the assets and substantially all of the liabilities of Hurley International LLC, a teen lifestyle brand company. During fiscal 2003, we will continue to incur expenditures related to systems improvements (most notably the supply chain initiative), retail expansion, and investments in our worldwide warehouse facilities.

      Cash used by financing activities in fiscal 2002 was $478.2 million, up from $349.9 million in the prior year. This amount included uses of cash for dividends to shareholders, a net reduction in debt, and share repurchases. These uses of cash were partially offset by proceeds from the exercise of employee stock options.

      The share repurchases were part of a $1.0 billion share repurchase program that began in fiscal 2001, after completion of a four-year, $1.0 billion program in fiscal 2000. In fiscal 2002, we repurchased 4.3 million shares of NIKE’s Class B common stock for $237.7 million. To date, under the current program, we have purchased a total of 8.3 million shares of NIKE’s Class B common stock for $394.7 million. We expect to fund the current program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Long-term Financial Obligations and Other Commercial Commitments

      Our significant long-term contractual obligations as of May 31, 2002 are as follows:

	Cash Payments Due During the Year Ended May 31,

Description of Commitment	2003	2004	2005	2006	2007	Thereafter	Total

	(In millions)
Operating Leases	$158.2	143.4	119.1	95.3	98.2	288.0	$902.2
Long-term Debt	55.3	205.3	5.5	5.5	254.7	154.9	681.2
Endorsement Contracts	274.2	220.3	166.1	133.5	92.7	208.1	1,094.9

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

      An outsourcing contractor provides us with information technology operations management services through 2006. The amount of the payments in future years depends on our level of monthly use of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2002, we would be required to provide the contractor with four months notice and pay a termination liability of $22.6 million. Our monthly payments to the contractor currently are approximately $6 million.

      We also have the following outstanding short-term debt obligations as of May 31, 2002. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 4 — Short-term Borrowings and Credit Lines) for further description and interest rates related to the below short-term debt obligations.

Outstanding as of
May 31,
2002

(In millions)
Commercial paper outstanding and other notes payable for U.S. operations, all original maturities ninety-five days or less	$339.2
Notes payable for non-U.S. operations, due at a mutually agreed-upon dates, generally ninety days from issuance or on demand	86.0
Payable to Nissho Iwai American Company (NIAC) for the purchase of inventories, generally due sixty days after shipment of goods from a foreign port	36.3

      As of May 31, 2002, letters of credit of $808.4 million were outstanding for the purchase of inventories. All letters of credit generally expire within one year.

Capital Resources

      We have an effective shelf registration statement on file with the Securities and Exchange Commission (SEC) under which $1.0 billion in debt securities are available to be issued. On May 29, 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. As of May 31, 2002, we had not issued any debt securities under the shelf registration.

      Subsequent to May 31, 2002, we issued a total of $90 million in notes under the medium-term note program. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For $75 million of the notes, we simultaneously entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month London Inter Bank Offering Rate (LIBOR) plus a spread. Each swap has the same notional amount and maturity date as its respective note. After issuance of these notes, $910.0 million remains available to be issued under our shelf registration. We may issue additional notes under the shelf registration in fiscal 2003 depending on working capital and general corporate needs.

      As of May 31, 2001, we had a $750.0 million, 364-day committed credit facility and a $500.0 million, multi-year committed credit facility in place with a group of banks. In November 2001, we renewed the 364-day facility in the amount of $600.0 million. Thus, our current total availability under these two bank facilities is $1.1 billion. We currently have no amounts outstanding under these facilities. The $600.0 million facility matures on November 15, 2002 and can be extended 364 days on each maturity date. The $500.0 million facility matures on November 17, 2005, and once a year, it can be extended for one additional year. Based on our current long-term senior unsecured debt ratings of A and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings on the $600.0 million facility would be the prevailing LIBOR plus 0.24%, and the interest rate charged on any outstanding borrowings on the $500.0 million facility would be the prevailing LIBOR plus 0.22%. The facility fees for the $600.0 million and the $500.0 million facilities are 0.06% and 0.08%, respectively, of the total commitment.

      If our long-term debt rating were to decline, the facility fees and interest rates under our committed credit facilities would increase. Conversely, if our long-term debt rating improves, the facility fees and interest rates would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. However, under these committed credit facilities, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum ratio of net worth to indebtedness. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2002, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the future.

      Liquidity is also provided by our commercial paper program, under which there was $338.3 million and $710.0 million outstanding at May 31, 2002 and May 31, 2001, respectively. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

      We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs.

      Dividends per share of common stock for fiscal 2002 were $0.48, the same as in fiscal 2001. We have paid a dividend every quarter since February 1984. We review our dividend policy from time to time; however, based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend.

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

      We are exposed to foreign currency fluctuation as a result of our international sales, production and funding activities. Our foreign currency risk management objective is to reduce the variability of local entity cash flows as a result of exchange rate movements. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party or intercompany transactions.

      When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2002 we had forward contracts hedging anticipated transactions that will be recognized in as many as 24 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our Japanese subsidiary. We use forward contracts and cross-currency swaps to hedge foreign currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration, which in some circumstances may be in excess of five years. Hedged transactions are principally denominated in European currencies, Japanese yen, Canadian dollars, Korean won, Mexican pesos, Australian dollars and new Taiwan dollars.

      Our earnings are also exposed to movements in short and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of medium and long-term fixed rate debt, commercial paper, and bank loans and have entered into interest rate swaps under which we receive fixed interest and pay variable interest.

Market Risk Measurement

      We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, foreign currency option contracts, cross-currency swaps, interest rate swaps, intercompany loans denominated in foreign currencies, fixed interest rate U.S. dollar denominated debt, and fixed interest rate Japanese yen denominated debt.

      We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/ co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only, and hence does not include the impact of such rate fluctuations on the underlying based transactions that are anticipated transactions, firm commitments, cash balances and accounts and loans receivable and payable denominated in foreign currencies from the VaR calculation, including those which are hedged by these instruments.

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

      The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $13.7 million and $18.9 million at May 31, 2002 and May 31, 2001, respectively. The reduction in VaR as of May 31, 2002 occurred due to the effect of currency volatility on existing trades on the May 31, 2002 VaR computation versus the effect of currency volatility on existing trades on the May 31, 2001 VaR computation. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $42.9 million and $22.4 million for fiscal 2002 and fiscal 2001, respectively.

      Details of other market-sensitive financial instruments and derivative financial instruments not included in the VaR calculation above, are provided in the table below except the interest rate swaps which are described in the last paragraph of this section. These instruments include intercompany loans denominated in foreign currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt, cross-currency swaps, and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We have excluded the cross-currency swaps from the foreign exchange risk category because these instruments eliminate all foreign currency exposure in the cash flows of a euro denominated intercompany loan. We have included these cross-currency swaps in the interest rate risk category but excluded the related intercompany loan from this category because the intercompany interest eliminates in consolidation. For the cross-currency swaps the table presents both the euro swap payable and U.S. dollar swap receivable and the respective pay and receive interest rates. All information is presented in U.S. dollar equivalents, in millions, except interest rates.

      Intercompany loans and related interest amounts eliminate in consolidation. Intercompany loans are generally hedged against foreign exchange risk through the use of forward contracts and swaps with third parties.

      The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by two of our Japanese subsidiaries. Accordingly, the monthly remeasurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive loss upon the consolidation of these subsidiaries.

      There was not a significant change in debt or cross-currency swap market risks during fiscal 2002. The U.S. dollar fair values of intercompany loans denominated in foreign currencies was $647.2 million at May 31, 2001, which is the same as the carrying values of the loans prior to their elimination. The U.S. dollar fair value of the fixed rate Japanese yen denominated debt that was outstanding at May 31, 2001 was $181.1 million versus a carrying value of $191.0 million at that date. The U.S. dollar fair values of the fixed rate U.S. dollar denominated debt, the euro swap payable and the U.S. dollar swap receivable as of May 31, 2001 were $256.2 million, $179.4 million and $266.4 million, respectively, versus carrying values of $249.6 million, $172.6 million and $250.0 million, respectively, at that date.

      In August 2001, we issued a $250 million corporate bond maturing in August 2006, with a fixed interest rate of 5.5%. In November 2001, we entered into receive-fixed pay-variable interest rate swap agreements to hedge the interest rate exposure related to this bond. The interest rate swaps have an aggregate notional amount of $250 million maturing in August 2006. The receive-fixed rates on the swaps match the fixed rate on the bond, and the pay-variable rates are based on the three-month LIBOR rates plus a spread. As a result of the interest rate swap agreements, our effective interest rate on the $250 million corporate bond was 3.3% as of May 31, 2002. The difference between the carrying amounts and fair value of the corporate bond and related interest rate swaps was $1.8 million at May 31, 2002.

	Expected Maturity Date

	Year Ended May 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate Principal payments	$131.4	—	—	—	—	—	$131.4	$131.4
Average interest rate	2.2%	—	—	—	—	—	2.2%
U.S. Dollar Functional Currency
Intercompany loans — Euro denominated — Fixed rate Principal payments	$135.1	147.4	—	—	—	—	$282.5	$282.5
Average interest rate	5.5%	5.6%	—	—	—	—	5.6%
Intercompany loan — Japanese yen denominated — Fixed rate Principal payments	$161.3	—	—	—	—	—	$161.3	$161.3
Average interest rate	0.4%	—	—	—	—	—	0.4%
Intercompany loan — Canadian dollar denominated — Fixed rate Principal payments	$29.3	—	—	—	—	—	$29.3	$29.3
Average interest rate	2.6%	—	—	—	—	—	2.6%
Argentine peso Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate Principal payments	$44.9	—	—	—	—	—	$44.9	$44.9
Average interest rate	2.3%	—	—	—	—	—	2.3%
Japanese Yen Functional Currency
Long-term Japanese yen debt-Fixed rate Principal payments	$5.3	5.3	5.3	5.3	5.3	$154.9	$181.4	$207.4
Average interest rate	3.3%	3.3%	3.3%	3.4%	3.4%	3.7%	3.6%

	Expected Maturity Date

	Year Ended May 31,

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

	(In millions, except interest rates)
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt-Fixed rate Principal payments	$5.3	5.3	5.3	5.3	5.3	$154.9	$181.4	$207.4
Average interest rate	3.3%	3.3%	3.3%	3.4%	3.4%	3.7%	3.6%
U.S. Dollar Functional Currency
Long-term U.S. dollar debt-Fixed rate Principal payments	$50.0	199.8	—	—	250.0	—	$499.8	$516.5
Average interest rate	5.9%	5.8%	5.5%	5.5%	5.5%	—	5.7%
Fixed euro for fixed U.S. dollar cross-currency swap Euro swap payable	$41.4	147.4	—	—	—	—	$188.8	$196.2
U.S. dollar swap receivable	$50.0	200.0	—	—	—	—	$250.0	$267.9
Average pay rate (euro)	5.6%	5.6%	—	—	—	—	5.6%
Average receive rate (U.S. dollars)	6.5%	6.5%	—	—	—	—	6.5%

Special Note Regarding Forward-Looking Statements and Analyst Reports

      Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including without limitation, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

      The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect NIKE’s business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on NIKE’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

      Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Shareholders of NIKE, Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(A)(1) on page 55 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(A)(2) on page 55 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

June 27, 2002

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,

	2002	2001	2000

	(In millions, except per share data)
Revenues	$9,893.0	$9,488.8	$8,995.1
Costs and expenses:
Cost of sales	6,004.7	5,784.9	5,403.8
Selling and administrative	2,820.4	2,689.7	2,606.4
Interest expense (Notes 4 and 5)	47.6	58.7	45.0
Other income/expense, net (Notes 1, 10 and 11)	3.0	34.1	20.7

Total costs and expenses	8,875.7	8,567.4	8,075.9

Income before income taxes and cumulative effect accounting change	1,017.3	921.4	919.2
Income taxes (Note 6)	349.0	331.7	340.1

Income before cumulative effect of accounting change	668.3	589.7	579.1
Cumulative effect of accounting change, net of income taxes of $3.0 (Note 1)	5.0	—	—

Net income	$663.3	$589.7	$579.1

Basic earnings per common share — before accounting change (Notes 1 and 9)	$2.50	$2.18	$2.10
Cumulative effect of accounting change	0.02	—	—

	$2.48	$2.18	$2.10

Diluted earnings per common share — before accounting change (Notes 1 and 9)	$2.46	$2.16	$2.07
Cumulative effect of accounting change	0.02	—	—

	$2.44	$2.16	$2.07

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,

	2002	2001

	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$575.5	$304.0
Accounts receivable, less allowance for doubtful accounts of $77.4 and $72.1	1,807.1	1,621.4
Inventories (Note 2)	1,373.8	1,424.1
Deferred income taxes (Notes 1 and 6)	140.8	113.3
Prepaid expenses and other current assets (Note 1)	260.5	162.5

Total current assets	4,157.7	3,625.3

Property, plant and equipment, net (Note 3)	1,614.5	1,618.8
Identifiable intangible assets and goodwill, net (Note 1)	437.8	397.3
Deferred income taxes and other assets (Notes 1 and 6)	233.0	178.2

Total assets	$6,443.0	$5,819.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt (Note 5)	$55.3	$5.4
Notes payable (Note 4)	425.2	855.3
Accounts payable (Note 4)	504.4	432.0
Accrued liabilities (Note 15)	768.3	472.1
Income taxes payable	83.0	21.9

Total current liabilities	1,836.2	1,786.7

Long-term debt (Notes 5 and 14)	625.9	435.9
Deferred income taxes and other liabilities (Notes 1 and 6)	141.6	102.2
Commitments and contingencies (Notes 13 and 15)	—	—
Redeemable Preferred Stock (Note 7)	0.3	0.3
Shareholders’ Equity:
Common Stock at stated value (Note 8):
Class A convertible — 98.1 and 99.1 shares outstanding	0.2	0.2
Class B — 168.0 and 169.5 shares outstanding	2.6	2.6
Capital in excess of stated value	538.7	459.4
Unearned stock compensation	(5.1)	(9.9)
Accumulated other comprehensive loss	(192.4)	(152.1)
Retained earnings	3,495.0	3,194.3

Total shareholders’ equity	3,839.0	3,494.5

Total liabilities and shareholders’ equity	$6,443.0	$5,819.6

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Cash provided (used) by operations:
Net income	$663.3	$589.7	$579.1
Income charges not affecting cash:
Depreciation	223.5	197.4	188.0
Deferred income taxes	15.2	79.8	36.8
Amortization and other	53.1	16.7	35.6
Income tax benefit from exercise of stock options	13.9	32.4	14.9
Changes in certain working capital components:
Increase in accounts receivable	(135.2)	(141.4)	(82.6)
Decrease (increase) in inventories	55.4	(16.7)	(311.8)
Decrease in other current assets and income taxes receivable	16.9	78.0	61.2
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	175.4	(179.4)	178.4

Cash provided by operations	1,081.5	656.5	699.6

Cash provided (used) by investing activities:
Additions to property, plant and equipment and other	(282.8)	(317.6)	(419.9)
Disposals of property, plant and equipment	15.6	12.7	25.3
Increase in other assets	(39.1)	(42.5)	(51.3)
Increase in other liabilities	3.5	5.1	5.9

Cash used by investing activities	(302.8)	(342.3)	(440.0)

Cash provided (used) by financing activities:
Proceeds from long-term debt issuance	329.9	—	—
Reductions in long-term debt including current portion	(80.3)	(50.3)	(1.7)
(Decrease) increase in notes payable	(431.5)	(68.9)	505.1
Proceeds from exercise of stock options and other stock issuances	59.5	56.0	23.9
Repurchase of stock	(226.9)	(157.0)	(646.3)
Dividends — common and preferred	(128.9)	(129.7)	(133.1)

Cash used by financing activities	(478.2)	(349.9)	(252.1)

Effect of exchange rate changes	(29.0)	85.4	48.7

Net increase in cash and equivalents	271.5	49.7	56.2
Cash and equivalents, beginning of year	304.0	254.3	198.1

Cash and equivalents, end of year	$575.5	$304.0	$254.3

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$54.2	$68.5	$45.0
Income taxes	262.0	173.1	221.1
Non-cash investing and financing activity:
Assumption of long-term debt to acquire property, plant and equipment	—	—	$108.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock

					Capital in		Accumulated
	Class A		Class B		Excess of	Unearned	Other
					Stated	Stock	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Value	Compensation	Loss	Earnings	Total

	(In millions, except per share data)
Balance at May 31, 1999	100.7	0.2	181.6	2.7	334.1	—	(68.9)	3,066.5	3,334.6

Stock options exercised			1.3		38.7				38.7
Conversion to Class B Common Stock	(1.5)		1.5
Repurchase of Class B Common Stock			(14.5)	(0.1)	(17.3)			(627.1)	(644.5)
Dividends on Common stock ($.48 per share)								(131.5)	(131.5)
Issuance of shares to employees			0.5		13.5	(13.5)			—
Amortization of unearned compensation						1.8			1.8
Comprehensive income:
Net income								579.1	579.1
Foreign currency translation (net of tax expense of $1.2)							(42.2)		(42.2)

Comprehensive income							(42.2)	579.1	536.9

Balance at May 31, 2000	99.2	0.2	170.4	2.6	369.0	(11.7)	(111.1)	2,887.0	3,136.0

Stock options exercised			2.9		91.0				91.0
Conversion to Class B Common Stock	(0.1)		0.1						—
Repurchase of Class B Common Stock			(4.0)		(4.8)			(152.2)	(157.0)
Dividends on Common stock ($.48 per share)								(129.6)	(129.6)
Issuance of shares to employees			0.1		6.7	(6.7)			—
Amortization of unearned compensation						7.3			7.3
Forfeiture of shares from employees					(2.5)	1.2		(0.6)	(1.9)
Comprehensive income:
Net income								589.7	589.7
Foreign currency translation and other (net of tax benefit of $2.4)							(41.0)		(41.0)

Comprehensive income							(41.0)	589.7	548.7

Balance at May 31, 2001	99.1	$0.2	169.5	$2.6	$459.4	$(9.9)	$(152.1)	$3,194.3	3,494.5

Stock options exercised			1.7		72.9				72.9
Conversion to Class B Common Stock	(1.0)		1.0
Repurchase of Class B Common Stock			(4.3)		(5.2)			(232.5)	(237.7)
Dividends on Common stock ($.48 per share)								(128.6)	(128.6)
Issuance of shares to employees and others			0.2		13.2	(1.9)			11.3
Amortization of unearned compensation						6.5			6.5
Forfeiture of shares from employees			(0.1)		(1.6)	0.2		(1.5)	(2.9)
Comprehensive income (Note 12):
Net income								663.3	663.3
Other comprehensive income (net of tax benefit of $17.4):
Foreign currency translation							(1.5)		(1.5)
Cumulative effect of change in accounting principle (Note 1)							56.8		56.8
Adjustment for fair value of hedge derivatives							(95.6)		(95.6)

Comprehensive income							(40.3)	663.3	623.0

Balance at May 31, 2002	98.1	$0.2	168.0	$2.6	$538.7	$(5.1)	$(192.4)	$3,495.0	$3,839.0

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Consolidation

      The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the Company). All significant intercompany transactions and balances have been eliminated.

Recognition of Revenues

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

Shipping and Handling Costs

      Shipping and handling costs are expensed as incurred and included in cost of sales.

Advertising and Promotion

      Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in Prepaid expenses and other current assets or Other assets depending on the length of the contract. Through cooperative advertising programs, we reimburse our retail customers for certain of their costs of advertising our products. We record these costs in selling and administrative expense at the point in time when we are obligated to our customers for the costs. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,027.9 million, $998.2 million and $974.1 million for the years ended May 31, 2002, 2001 and 2000, respectively. Included in Prepaid expenses and other current assets and Other assets was $113.2 million and $122.3 million at May 31, 2002 and 2001, respectively, relating to prepaid advertising and promotion expenses.

Cash and Equivalents

      Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less.

Inventory Valuation

      Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (FIFO) or moving-average cost basis.

Property, Plant and Equipment and Depreciation

      Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements over 2 to 40 years and principally on a declining balance basis for machinery and equipment over 2 to 15 years. Computer software is depreciated on a straight-line basis over 3 to 10 years.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets and Goodwill

      At May 31, 2002 and 2001, the Company had patents, trademarks and other identifiable intangible assets recorded at a cost of $264.2 million and $218.6 million, respectively. The Company’s excess of purchase cost over the fair value of net assets of businesses acquired (goodwill) was $333.6 million and $322.5 million at May 31, 2002 and 2001, respectively.

      Identifiable intangible assets and goodwill are being amortized over their estimated useful lives on a straight-line basis over five to forty years. Accumulated amortization was $160.0 million and $143.8 million at May 31, 2002 and 2001, respectively. Amortization expense, which is included in other income/expense, was $15.7 million, $15.6 million and $18.5 million for the years ended May 31, 2002, 2001 and 2000, respectively.

Impairment of Long-Lived Assets

      When events or circumstances indicate the carrying value of a long-lived asset may be impaired, the Company estimates the future undiscounted cash flows to be derived from the asset to assess whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

Foreign Currency Translation and Foreign Currency Transactions

      Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive loss in shareholders’ equity.

      Transaction gains and losses generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other income/expense currently.

      Net foreign currency transaction gains, which include transaction gains and losses referred to above as well as hedge results captured in revenues, cost of sales, selling and administrative expense and other income/expense, were $45.1 million, $129.6 million, and $36.1 million for the years ended May 31, 2002, 2001, and 2000 respectively.

Adoption of FAS 133

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (FAS 133) on June 1, 2001.

      In accordance with the transition provisions of FAS 133, the Company recorded a one-time transition adjustment as of June 1, 2001 on both the consolidated statement of income and the consolidated balance sheet. The transition adjustment on the consolidated statement of income was a charge of $5.0 million, net of tax effect. This amount related to an investment that was adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure had not yet affected earnings. The transition adjustment on the consolidated balance sheet was an increase in current assets of $116.4 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $56.8 million, net of tax effect. The majority of the $56.8 million recorded in other comprehensive income as of June 1, 2001 related to outstanding derivatives at that date. Because exchange rates on the transition date were different from those on the maturity dates of these derivatives and because

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

some contracts maturing during the year ended May 31, 2002 were entered into after the transition date, amounts ultimately reclassified to earnings during the year ended May 31, 2002, as described in note 12, are significantly different from this amount.

Accounting for Derivatives and Hedging Activities

      The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expenses, and intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. The Company does not hold or issue derivatives for trading purposes. It is the Company’s policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Fluctuations in the value of hedging instruments are offset by fluctuations in the value of the underlying exposures being hedged.

      Derivatives used by the Company to hedge the risks described above are forward exchange contracts, options and cross-currency swaps. These instruments protect against the risk that the eventual net cash inflows and outflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates. The cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen, Canadian dollars, Korean won, Mexican pesos, Australian dollars, and new Taiwan dollars. The Company hedges up to 100% of anticipated exposures typically twelve months in advance but has hedged as much as 32 months in advance. When intercompany loans are hedged, it is typically for their expected duration, which in some circumstances may be in excess of five years.

      The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. See Note 5.

      All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities.

      The fair values of the interest rate swap agreements are recorded as other non-current assets or other non-current liabilities. The unrealized gain or loss on the interest rate swaps is exactly offset by an unrealized loss or gain on the underlying long-term debt.

      Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

      The interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, interest expense on the related long-term debt is recorded based on the variable rates paid under the interest rate swap agreements, and changes in the fair values of the interest rate swap agreements exactly offset changes in the fair value of the long-term debt.

      The Company considers whether any provisions in non-derivative contracts represent “embedded” derivative instruments as described in FAS 133. For the period ended May 31, 2002 the Company has concluded that no “embedded” derivative instruments warrant separate fair value accounting under FAS 133.

      Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to earnings some time after the maturity of the related derivative. The consolidated statement of income classification of

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects earnings. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated intercompany transactions are recorded in other income/expense when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

      The critical terms of the company’s outstanding interest rate swap agreements exactly match the critical terms of the underlying debt. Therefore, under the shortcut provisions of FAS 133, the swaps are considered perfectly effective.

      The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives that are designated as foreign-currency cash flow hedges to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

      When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period earnings. Any hedge ineffectiveness is recorded in current-period earnings. Effectiveness is assessed based on forward rates.

      Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

Income Taxes

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 6 for further discussion.

Earnings Per Share

      Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. See Note 9 for further discussion.

Management Estimates

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

Reclassifications

      Certain prior year amounts have been reclassified to conform to fiscal year 2002 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Recently Issued Accounting Standards

      The Company will adopt SFAS No. 142, “Goodwill and Other Intangible Assets” (FAS 142) on June 1, 2002. FAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but instead be measured for impairment at least annually, or when events indicate that an impairment exists. As of the adoption date, amortization of outstanding goodwill and other indefinite-lived intangible assets will cease. As a result of the elimination of this amortization, other expense will decrease by approximately $13 million annually beginning in the quarter ended August 31, 2002.

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

      We have estimated that we will likely incur a transitional impairment loss of approximately $270 million related to our Bauer NIKE Hockey and Cole Haan subsidiaries, reflecting that the fair values we have estimated for these subsidiaries are less than the carrying values including goodwill. This expected transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in our consolidated statement of income during the quarter ended August 31, 2002.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (FAS 121), and amends Accounting Principles Board Statement No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (APB 30). FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30’s requirement that companies report discontinued operations separately from continuing operations. All provisions of this statement will be effective for the Company on June 1, 2003. It is not expected that the adoption of FAS 144 will have any impact on the Company’s consolidated financial position or results of operations.

Note 2 —	Inventories

      Inventories by major classification are as follows:

	May 31,

	2002	2001

	(In millions)
Finished goods	$1,348.2	$1,399.9
Work-in-progress	13.0	15.1
Raw materials	12.6	9.1

	$1,373.8	$1,424.1

Note 3 —	Property, Plant and Equipment

      Property, plant and equipment includes the following:

	May 31,

	2002	2001

	(In millions)
Land	$178.3	$177.2
Buildings	739.9	695.4
Machinery and equipment	1,356.9	1,117.3
Leasehold improvements	394.2	391.9
Construction in process	72.4	171.0

	2,741.7	2,552.8
Less accumulated depreciation	1,127.2	934.0

	$1,614.5	$1,618.8

      Capitalized interest expense incurred was $1.7 million, $8.4 million and $4.8 million for the years ended May 31, 2002, 2001 and 2000, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Short-Term Borrowings and Credit Lines:

      Commercial paper outstanding, notes payable to banks, and interest-bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

	May 31,

	2002		2001

		Interest		Interest
	Borrowings	Rate	Borrowings	Rate

	(In millions)		(In millions)
Notes payable and commercial paper:
U.S. operations	$339.2	1.82%	$710.0	4.07%
Non-U.S. operations	86.0	6.61%	145.3	6.50%

	$425.2		$855.3

NIAC	36.3	2.62%	30.4	5.14%

      At May 31, 2002 there was $338.3 million outstanding and at May 31, 2001 there was $710.0 million outstanding under our commercial paper program.

      The Company purchases through NIAC certain athletic footwear and apparel it acquires from non-U.S. suppliers. These purchases are for the Company’s operations outside of the U.S., Europe, and Japan. Accounts payable to NIAC are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60 day London Interbank Offered Rate (LIBOR) as of the beginning of the month of the invoice date, plus 0.75%.

      The Company has a $600.0 million, 364-day committed credit facility and a $500.0 million, multi-year committed credit facility in place with a group of banks under which no amounts are outstanding. The $600.0 million facility matures on November 15, 2002 and can be extended 364 days on each maturity date. The $500.0 million facility matures on November 17, 2005, and once a year, it can be extended for one additional year. Based on the Company’s current senior unsecured debt ratings, the interest rate charged on any outstanding borrowings on the $600.0 million facility would be the prevailing LIBOR plus 0.24%, and the interest rate charged on any outstanding borrowings on the $500.0 million facility would be the prevailing LIBOR plus 0.22%. The facility fees for the $600.0 million and the $500.0 million facilities are 0.06% and 0.08%, respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2002.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt

      Long-term debt includes the following:

	May 31,

	2002	2001

	(In millions)
6.69% Medium term note, payable June 17, 2002	$50.0	$50.0
6.375% Corporate Bond, payable December 1, 2003	199.8	199.8
5.5% Corporate Bond, payable August 15, 2006	248.2	—
4.3% Japanese yen note, payable June 26, 2011	83.4	85.3
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	67.8	73.2
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	30.2	32.5
Other	1.8	.5

Total	681.2	441.3
Less current maturities	55.3	5.4

	$625.9	$435.9

      The 6.69% medium term note, due June 17, 2002, was repaid subsequent to May 31, 2002.

      In February 1999, the Company filed a shelf registration with the U.S. Securities and Exchange Commission (“SEC”) for the sale of up to $500.0 million in debt securities. In August 2001, we issued a $250.0 million corporate bond under this shelf registration, maturing in August 2006, with an interest rate of 5.5%. With the proceeds, we reduced the amount of commercial paper outstanding. In November 2001 the Company entered into interest rate swap agreements totaling $250 million and maturing August 2006, whereby the Company receives fixed interest payments at 5.5% and pays variable interest payments based on the three-month LIBOR plus a spread. At May 31, 2002, the interest rates payable on the swap agreements were approximately 3.3%.

      We have an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. As of May 31, 2002, we had not issued any debt under the registration statement. Subsequent to May 31, 2002, we issued a total of $90.0 million in notes under the medium term note program of the shelf registration. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For $75 million of the notes, we simultaneously entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. After issuance of these notes, $910.0 million remains available to be issued under our shelf registration. We may issue further notes under the shelf registration during the year ended May 31, 2003 depending on working capital and general corporate needs.

      In June 1996, one of the Company’s Japanese subsidiaries borrowed 10,500 million Japanese yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

      In July 1999, another of the Company’s Japanese subsidiaries assumed 13,000 million in Japanese yen loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amounts of long-term debt maturities in each of the years ending May 31, 2003 through 2007 are $55.3 million, $205.3 million, $5.5 million, $5.5 million and $254.7 million, respectively.

Note 6 —	Income Taxes

      Income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Income before income taxes and cumulative effect of accounting change:
United States	$511.2	$470.7	$530.4
Foreign	506.1	450.7	388.8

	$1,017.3	$921.4	$919.2

      The provision for income taxes is as follows:

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Current:
United States
Federal	$156.5	$158.5	$205.0
State	32.0	31.6	30.6
Foreign	147.7	76.2	58.8

	336.2	266.3	294.4

Deferred:
United States
Federal	(3.3)	64.2	32.7
State	3.3	2.6	1.6
Foreign	12.8	(1.4)	11.4

	12.8	65.4	45.7

	$349.0	$331.7	$340.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax (assets) and liabilities are comprised of the following:

	May 31,

	2002	2001

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	(14.5)	(16.3)
Inventory reserves	(17.4)	(17.2)
Sales return reserves	(22.1)	(18.4)
Deferred compensation	(49.0)	(40.1)
Reserves and accrued liabilities	(38.5)	(40.1)
Tax basis inventory adjustment	(16.0)	(16.8)
Property, plant, and equipment	(23.4)	(25.7)
Foreign loss carryforwards	(39.9)	(34.6)
Hedges	(26.7)	—
Other	(22.7)	(21.5)

Total deferred tax assets	(270.2)	(230.7)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	$22.0	$53.9
Property, plant and equipment	59.6	18.4
Hedges	13.7	—
Other	26.7	20.5

Total deferred tax liabilities	122.0	92.8

Net deferred tax asset before valuation allowance	(148.2)	(137.9)
Valuation allowance	13.2	1.4

Net deferred tax asset	$(135.0)	$(136.5)

      A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended
	May 31,

	2002	2001	2000

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.2	2.4	2.3
Foreign earnings	(3.1)	(1.8)	(1.5)
Other, net	0.2	0.4	1.2

Effective income tax rate	34.3%	36.0%	37.0%

      The Company has indefinitely reinvested approximately $361.1 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $150.0 million was earned during the year ended May 31, 2002. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $91.5 million.

      Deferred tax assets at May 31, 2002 and 2001 were reduced by a valuation allowance relating to tax benefits attributable to net operating losses of certain foreign subsidiaries where local tax laws limit the utilization of such net operating losses.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A benefit was recognized for foreign loss carryforwards of $80.1 million at May 31, 2002. Such losses expire as follows (millions):

Year Ended May 31,	2004	2005	2006	2007	2008	Indefinite

Expiration Amount	4.1	4.4	24.8	8.4	9.0	29.4

      During the years ended May 31, 2002, 2001, and 2000 income tax benefits attributable to employee stock option transactions of $13.9 million, $32.4 million, and $14.9 million, respectively, were allocated to shareholders’ equity.

Note 7 — Redeemable Preferred Stock

      NIAC is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2002. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

Note 8 — Common Stock

      The authorized number of shares of Class A Common Stock no par value and Class B Common Stock no par value are 110 million and 350 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

      In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 37.5 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2002, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

      From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 plan. The number of shares granted to employees during the years ended May 31, 2002 and May 31, 2001 was not material. During the year ended May 31, 2000, the Company granted 427,000 shares of restricted stock at a market value of $27.69 per share. The restrictions lapse and recipients of the restricted shares become vested in the shares over a three-year period from the date of grant. The shares are subject to partial forfeiture if employment terminates within the three-year period. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares. The value of all of the restricted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is being amortized ratably over the vesting period. During the years ended May 31, 2002, 2001, and 2000, respectively, the Company recognized $4.3 million, $4.3 million and $1.0 million in selling and administrative expense related to the grants, net of forfeitures.

      During the years ended May 31, 2002, 2001 and 2000, the Company also granted shares of restricted stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. Under the LTIP, awards are made to certain executives based on performance targets established over varying time periods. Once performance targets are achieved, the shares of stock are issued and, for certain plan years, remain restricted for an additional three years. In other plan years the shares are immediately vested upon issuance. Unvested shares are subject to forfeiture if the executive’s employment terminates within that period. Plan participants are entitled to cash dividends and to vote their respective shares. The value of the restricted shares is established by the market price on the date of issuance. Unearned compensation is charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the service and vesting periods. Under the LTIP a total of 38,000 restricted shares with an average price of $49.50 were issued during the year ended May 31, 2002, 115,000 restricted shares with an average market value of $47.56 were issued during the year ended May 31, 2001, and 33,000 restricted shares with an average market value of $51.06 were issued during the year ended May 31, 2000. Related to the LTIP, the Company recognized $9.0 million, $2.3 million and $2.0 million of selling and administrative expense in the years ending May 31, 2002, 2001 and 2000, respectively, net of forfeitures.

      SFAS No. 123, “Accounting for Stock-Based Compensation,” (FAS 123) defines a fair value method of accounting for employee stock compensation and encourages, but does not require, all entities to adopt that method of accounting. Entities electing not to adopt the fair value method of accounting must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this statement had been applied.

      The Company has elected not to adopt the fair value method; however, as required by FAS 123, the Company has computed for pro forma disclosure purposes, the fair value of options granted during the years ended May 31, 2002, 2001 and 2000 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for each of these years were a dividend yield of 1%, expected volatility of the market price of the Company’s common stock of 38%, 39% and 37% for the years ended May 31, 2002, 2001 and 2000, respectively; a weighted-average expected life of the options of approximately five years; and interest rates of 4.8% and 5.4% for the years ended May 31, 2002 and 2001, respectively, and 5.8%, 6.2% and 6.6% for the year ended May 31, 2000. These interest rates are reflective of option grant dates throughout the year.

      Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2002, 2001 and 2000, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $73.4 million, $5.0 million and $129.8 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2002, 2001 and 2000 are $16.02, $17.27 and $15.81, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Company had accounted for these stock options issued to employees in accordance with FAS 123, the Company’s pro forma net income and pro forma earnings per share (EPS) would have been reported as follows:

	Year Ended May 31,

	2002			2001			2000

	Net	Diluted	Basic	Net	Diluted	Basic	Net	Diluted	Basic
	Income	EPS	EPS	Income	EPS	EPS	Income	EPS	EPS

	(In millions, except per share data)
As reported	$663.3	$2.44	$2.48	$589.7	$2.16	$2.18	$579.1	$2.07	$2.10
Pro Forma	627.2	2.30	2.34	559.0	2.05	2.07	551.2	1.97	2.00

      The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

      The following summarizes the stock option transactions under plans discussed above (adjusted for all applicable stock splits):

		Weighted
		Average
		Option
	Shares	Price

	(In thousands)
Options outstanding May 31, 1999	11,865	$34.97
Exercised	(1,237)	18.23
Surrendered	(852)	52.86
Granted	8,294	40.94

Options outstanding May 31, 2000	18,070	38.02
Exercised	(2,944)	19.24
Surrendered	(1,302)	44.80
Granted	341	40.71

Options outstanding May 31, 2001	14,165	41.28
Exercised	(1,687)	33.62
Surrendered	(724)	44.43
Granted	4,687	42.68

Options outstanding May 31, 2002	16,441	$42.31

Options exercisable at May 31,
2000	6,655	$28.72
2001	6,626	39.70
2002	7,590	42.30

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at May 31, 2002:

	Options Outstanding
				Options Exercisable
			Weighted
	Number of	Weighted	Average	Number of	Weighted
	Options	Average	Contractual Life	Options	Average
Exercise Price	Outstanding	Exercise Price	Remaining	Exercisable	Exercise Price

	(In thousands)		(Years)	(In thousands)
$11.25-$27.69	4,253	$25.07	6.33	2,486	$23.21
28.13- 40.63	368	39.65	7.56	186	39.93
40.69- 42.36	4,378	42.34	9.09	31	40.95
42.50- 52.06	3,291	48.00	5.89	2,414	48.01
52.44- 74.88	4,151	55.65	6.66	2,473	56.11

      In September 2001, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (the “ESPP”) under which 3,000,000 shares of Class B Stock are reserved for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions in amounts ranging from 1% to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the ESPP, 78,000 shares were issued during the year ended May 31, 2002.

Note 9 — Earnings Per Share

      The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 4.2 million, 8.3 million, and 9.7 million shares of common stock were outstanding at May 31, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

	Year Ended May 31,

	2002	2001	2000

	(In millions,
	except per share data)
Determination of shares:
Average common shares outstanding	267.7	270.0	275.7
Assumed conversion of dilutive stock options and awards	4.5	3.3	3.7

Diluted average common shares outstanding	272.2	273.3	279.4

Basic earnings per common share — before cumulative effect of accounting change	$2.50	$2.18	$2.10
Cumulative effect of accounting change	0.02	—	—

	$2.48	$2.18	$2.10

Diluted earnings per common share — before cumulative effect of accounting change	$2.46	$2.16	$2.07
Cumulative effect of accounting change	0.02	—	—

	$2.44	$2.16	$2.07

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Benefit Plans

      The Company has a profit sharing plan available to substantially all U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $14.4 million, $13.1 million and $15.7 million to the plan are included in other income/expense in the consolidated financial statements for the years ended May 31, 2002, 2001 and 2000, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with common stock. Plan changes during the year ended May 31, 2001 included a larger Company match percentage and a change to immediate vesting of the Company match, compared to a previous vesting schedule over 5 years. Company contributions to the savings plan were $13.7 million, $12.7 million and $6.7 million for the years ended May 31, 2002, 2001 and 2000, respectively, and are included in selling and administrative expenses.

Note 11 — Interest Income

      Included in other income/expense for the years ended May 31, 2002, 2001, and 2000, was interest income of $13.6 million, $13.9 million and $13.6 million, respectively.

Note 12 — Comprehensive Income

      Comprehensive income is as follows:

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Net income	$663.3	$589.7	$579.1
Other comprehensive income:
Change in cumulative translation adjustment and other (net tax expense/(benefit) of $(2.2) in 2002, $(2.4) in 2001, $1.2 in 2000)	(1.5)	(41.0)	(42.2)
Recognition in net income of previously deferred unrealized loss on securities, due to accounting change (net of tax benefit of $2.2)	3.4	—	—
Changes due to cash flow hedging instruments (Note 1):
Initial recognition of net deferred gain as of June 1, due to accounting change (net of tax expense of $28.7)	53.4	—	—
Loss on hedge derivatives (net of tax benefit of $31.5)	(73.3)	—	—
Reclassification to net income of previously deferred gains related to hedge derivative instruments (net of tax benefit of $10.2)	(22.3)	—	—

Other comprehensive income	(40.3)	(41.0)	(42.2)

Total comprehensive income	$623.0	$548.7	$536.9

      The components of accumulated other comprehensive loss are as follows:

	Year Ended May 31,

	2002	2001

	(In millions)
Cumulative translation adjustment and other	$(150.2)	$(152.1)
Net deferred loss on hedge derivatives	(42.2)	—

	$(192.4)	$(152.1)

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Commitments and Contingencies

      The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to fifteen years after May 31, 2002. Rent expense was $159.9 million, $152.0 million and $145.5 million for the years ended May 31, 2002, 2001 and 2000, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2003 through 2007 are $158.2 million, $143.4 million, $119.1 million, $95.3 million, $98.2 million, respectively, and $288.0 million in later years.

      As of May 31, 2002 and 2001, the Company had letters of credit outstanding totaling $808.4 million and $851.8 million, respectively. These letters of credit were issued for the purchase of inventory.

      In the ordinary course of its business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Note 14 — Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheet for cash and equivalents and notes payable approximate fair value due to the short maturities. The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $723.9 million, compared to a carrying value of $681.2 million at May 31, 2002 and $437.8 million, compared to a carrying value of $441.3 million at May 31, 2001.

Note 15 — Financial Risk Management and Derivatives

      As of May 31, 2002, $50.9 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months as a result of underlying hedged transactions also being recorded in earnings. Actual amounts ultimately reclassified to earnings are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 24 months.

      For the year ended May 31, 2002 the Company recorded in other expense an insignificant loss representing the total ineffectiveness of all derivatives. Net income for the year ended May 31, 2002 was not materially affected due to discontinued hedge accounting.

      At May 31, 2002, the fair values of derivatives in a gain position and recorded in Prepaid expenses and other current assets and Deferred income taxes and other assets were $60.3 million and $70.0 million, respectively. At this same date, the fair values of derivatives in a loss position and recorded in Accrued liabilities and Deferred income taxes and other liabilities were $123.8 million and $8.1 million, respectively.

      Prior to the adoption of FAS 133 carrying values of derivatives recorded on the balance sheet were different from fair values. Accordingly, the aggregate notional principle amounts, carrying values and fair

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

values of the Company’s derivative financial instruments as of May 31, 2001 are provided in the following table:

	May 31, 2001

	Notional
	Principal	Carrying	Fair
	Amounts	Values	Values

	(In millions)
Currency Swaps	$250.0	$77.4	$87.0
Forward Contracts	2,428.3	17.8	51.7
Purchased Options	727.5	17.7	20.4

Total	$3,405.8	$112.9	$159.1

      Carrying values primarily represent amounts recognized for unrealized gains and losses on contracts which did not meet the criteria for deferral accounting and unamortized premiums paid on option contracts. The net fair value of outstanding forward contracts of $51.7 million as of May 31, 2001 was comprised of unrealized fair value losses of $22.9 million and unrealized fair value gains of $74.6 million.

      The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines which are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be minimal.

      In addition to hedging instruments, the Company is subject to concentrations of credit risk associated with cash and equivalents and accounts receivable. The Company places cash and equivalents with financial institutions with investment grade credit ratings and, by policy, limits the amount of credit exposure to any one financial institution. The Company considers its concentration risk related to accounts receivable to be mitigated by the Company’s credit policy, the significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

Note 16 — Operating Segments and Related Information

      Operating Segments. The Company’s major operating segments are defined by geographic regions for subsidiaries participating in NIKE brand sales activity. “Other” as shown below represents activity for Cole-Haan Holdings, Inc., Bauer NIKE Hockey, Inc., NIKE IHM, Inc., and Hurley International LLC, which are immaterial for individual disclosure. Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. The segments are evidence of the structure of the Company’s internal organization. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment.

      Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on management pre-tax income. On a consolidated basis, this amount represents income before income taxes and cumulative effect of accounting change as shown in the Consolidated Statements of Income. Reconciling items for management pre-tax income represent corporate

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs that are not allocated to the operating segments for management reporting, and intercompany eliminations for specific income statement items.

      Additions to long-lived assets as presented following represent capital expenditures and additions to identifiable intangibles and goodwill. Generally, amortization of identifiable intangible assets and goodwill is considered a corporate expense and is not attributable to any specific operating segment. See Note 1 for further discussion on identifiable intangible assets and goodwill. Additions to other long-lived assets are not significant and are comprised of additions to miscellaneous corporate assets not attributable to any specific operating segment.

      Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Net Revenue
United States	$4,916.0	$4,819.0	$4,732.1
Europe, Middle East, and Africa	2,731.5	2,584.8	2,407.0
Asia/ Pacific	1,211.7	1,110.0	955.1
Americas	568.1	539.1	494.1
Other	465.7	435.9	406.8

	$9,893.0	$9,488.8	$8,995.1

Management Pre-tax Income
United States	$977.6	$919.6	$924.3
Europe, Middle East, and Africa	445.4	386.3	376.9
Asia/ Pacific	238.7	206.1	146.0
Americas	92.9	81.6	63.7
Other	20.0	41.4	68.9
Corporate	(757.3)	(713.6)	(660.6)

	$1,017.3	$921.4	$919.2

Additions to Long-lived Assets
United States	$33.4	$45.2	$29.0
Europe, Middle East, and Africa	27.2	26.2	46.1
Asia/ Pacific	22.1	52.9	269.7
Americas	4.8	5.1	4.8
Other	76.3	26.3	32.4
Corporate	115.2	161.9	146.8

	$279.0	$317.6	$528.8

Depreciation
United States	$51.2	$51.2	$50.8
Europe, Middle East, and Africa	35.2	38.9	39.9
Asia/ Pacific	38.4	20.5	19.4
Americas	5.3	6.3	7.1
Other	22.4	23.5	23.7
Corporate	71.0	57.0	47.1

	$223.5	$197.4	$188.0

Accounts Receivable, net
United States	$759.8	$622.5	$564.7
Europe, Middle East, and Africa	570.8	512.5	529.9
Asia/ Pacific	189.6	194.8	200.8
Americas	125.3	144.7	123.0
Other	142.8	118.6	121.0
Corporate	18.8	28.3	30.0

	$1,807.1	$1,621.4	$1,569.4

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Inventory, net
United States	$681.5	$744.2	$736.5
Europe, Middle East, and Africa	339.3	298.3	357.4
Asia/ Pacific	159.8	125.8	115.9
Americas	62.9	72.4	65.5
Other	119.9	156.4	141.4
Corporate	10.4	27.0	29.3

	$1,373.8	$1,424.1	$1,446.0

Property, Plant and Equipment, net
United States	$244.4	$263.5	$271.7
Europe, Middle East, and Africa	212.2	208.2	240.4
Asia/ Pacific	378.4	403.5	426.4
Americas	12.4	15.4	18.1
Other	109.7	113.4	114.4
Corporate	657.4	614.8	512.4

	$1,614.5	$1,618.8	$1,583.4

      Revenues by Major Product Lines. Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel, and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings, Inc., Bauer NIKE Hockey Inc. and Hurley International LLC.

	Year Ended May 31,

	2002	2001	2000

	(In millions)
Footwear	$5,753.7	$5,619.3	$5,561.5
Apparel	2,892.9	2,763.6	2,547.0
Equipment	780.7	670.0	479.8
Other	465.7	435.9	406.8

	$9,893.0	$9,488.8	$8,995.1

      Revenues and Long-Lived Assets by Geographic Area. Geographical area information is similar to that shown previously under operating segments with the exception that Other activity is derived predominantly from activity in the U.S. and Americas. Revenues derived in the U.S. were $5,258.8 million $5,144.2 million, $5,017.4 million, during the years ended May 31, 2002, 2001, and 2000, respectively. Our largest concentrations of long-lived assets are in the U.S. and Japan. Long-lived assets attributable to operations in the U.S., which are primarily comprised of net property, plant & equipment and net identifiable intangible assets and goodwill, were $1,217.7 million, $1,165.3 million, and $1,187.0 million at May 31, 2002, 2001, and 2000, respectively. Long-lived assets attributable to operations in Japan were $321.6 million, $339.1 million, and $355.5 million at May 31, 2002, 2001, and 2000, respectively.

      Major Customers. During the years ended May 31, 2002, 2001 and 2000, revenues derived from Foot Locker, Inc. represented 10.9%, 11.8% and 12.4%, respectively of the Company’s consolidated revenues. Sales to this customer are included in all segments of the Company participating in NIKE brand sales activity.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.     Executive Compensation

      The information required by this Item is included under “Director Compensation and Retirement Plan,” “Executive Compensation” (but excluding the Performance Graph), “Personnel Committee Interlocks and Insider Participation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is included under “Certain Transactions and Business Relationships” and “Indebtedness of Management” in the definitive Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedule, and Reports on Form 8-K

      (A) The following documents are filed as part of this report:

		Form 10-K
		Page No.

1.	FINANCIAL STATEMENTS:
	Report of Independent Accountants	30
	Consolidated Statements of Income for each of the three years ended May 31, 2002	31
	Consolidated Balance Sheets at May 31, 2002 and 2001	32
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2002	33
	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2002	34
	Notes to Consolidated Financial Statements	35
2.	FINANCIAL STATEMENT SCHEDULE:
	II — Valuation and Qualifying Accounts	F-1

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
4.3	Indenture between the Company and The First National Bank of Chicago, as Trustee (incorporated by reference from Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).
4.4	Form of Officers’ Certificate relating to the Company’s 6.375% Notes and form of 6.375% Note (incorporated by reference to Exhibits 4.1 and 4.2 of the Company’s Form 8-K dated December 10, 1996).
4.5	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Form 8-K dated August 17, 2001).
4.6	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Form 8-K dated May 29, 2002).
10.1	Credit Agreement dated as of November 17, 2000 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).
10.2	First Amendment to Credit Agreement dated as of November 16, 2001 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001).

10.3	Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*
10.4	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).
10.5	NIKE, Inc. 1990 Stock Incentive Plan.*
10.6	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*
10.7	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 22, 1997).*
10.8	Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994).*
10.9	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Thomas E. Clarke dated August 31, 1994 (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*
10.10	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated October 6, 1994 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*
10.11	NIKE, Inc. Deferred Compensation Plan dated January 1, 2000 (incorporated by reference from Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*
10.12	Employment Agreement, and Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mindy F. Grossman dated September 6, 2000.*
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, independent accountants (set forth on page F-2 of this Annual Report on Form 10-K).

*	Management contract or compensatory plan or arrangement.

      The exhibits filed herewith do not include certain instruments with respect to long-term debt of NIKE and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10% of the total assets of NIKE and its subsidiaries on a consolidated basis. NIKE agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

      Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

      (B) The following reports on Form 8-K were filed by NIKE during the last quarter of fiscal 2002:

Date	Item	Subject

May 29, 2002	Item 5. Other Events &	Medium-Term Note
Item 7. Financial Statements & Exhibits

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning	Costs and	Other	Net of	End of
Description	of Period	Expenses	Accounts	Recoveries	Period

	(In millions)
For the year ended May 31, 2000:
Allowance for doubtful accounts	$73.2	$26.0	$1.8	$(35.6)	$65.4
For the year ended May 31, 2001:
Allowance for doubtful accounts	$65.4	$32.7	$2.8	$(28.8)	$72.1
For the year ended May 31, 2002:
Allowance for doubtful accounts	$72.1	$23.7	$1.2	$(19.6)	$77.4

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

      We hereby consent to the incorporation by reference in the documents listed below of our report dated June 27, 2002 relating to the financial statements and financial statement schedule of NIKE, Inc., which appears in this Form 10-K:

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

5. Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

6. Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.;

7. Registration Statement on Form S-8 (No. 333-63581) of NIKE, Inc.;

8. Registration Statement on Form S-8 (No. 333-63583) of NIKE, Inc.;

9. Registration Statement on Form S-3 (No. 333-71975) of NIKE, Inc.;

10. Registration Statement on Form S-8 (No. 333-68864) of NIKE, Inc.;

11. Registration Statement on Form S-8 (No. 333-68886) of NIKE, Inc.;

12. Registration Statement on Form S-8 (No. 333-71660) of NIKE, Inc.; and

13. Registration Statement on Form S-3 (No. 333-71324) of NIKE, Inc.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

August 14, 2002

F-2

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

BY:	/s/ PHILIP H. KNIGHT

Philip H. Knight
Chairman of the Board, Chief Executive Officer
and President

Date: August 14, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:
/s/ PHILIP H. KNIGHT Philip H. Knight	Chairman of the Board, Chief Executive Officer, and President	August 14, 2002

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	August 14, 2002

Directors:

/s/ THOMAS E. CLARKE Thomas E. Clarke	Director	August 14, 2002

/s/ JILL K. CONWAY Jill K. Conway	Director	August 14, 2002

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	August 14, 2002

/s/ RICHARD K. DONAHUE Richard K. Donahue	Director	August 14, 2002

/s/ DELBERT J. HAYES Delbert J. Hayes	Director	August 14, 2002

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	August 14, 2002

S-1

Signature	Title	Date

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	August 14, 2002

/s/ JOHN E. JAQUA John E. Jaqua	Director	August 14, 2002

/s/ CHARLES W. ROBINSON Charles W. Robinson	Director	August 14, 2002

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	August 14, 2002

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	August 14, 2002

S-2