Form 10-Q
period 2002-08-31
NIKE INC
filed 2002-10-15
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2002
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 2002 were:
                                      _______________

                            Class A     98,095,361

                            Class B    167,184,833
                                      _______________
                                       265,280,194
                                      ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                       August 31,    May 31,
                                                         2002         2002
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  430.0     $  575.5
     Accounts receivable                                2,028.0      1,807.1
     Inventories (Note 5)                               1,424.8      1,373.8
     Deferred income taxes                                171.6        140.8
     Prepaid expenses and other current assets            249.9        260.5
                                                       ________     ________

     Total current assets                               4,304.3      4,157.7

Property, plant and equipment                           2,814.9      2,741.7
     Less accumulated depreciation                      1,189.1      1,127.2
                                                       ________     ________

                                                        1,625.8      1,614.5

Identifiable intangible assets and goodwill (Note 2)      184.8        438.7
Deferred income taxes and other assets                    241.0        232.1
                                                       ________     ________

                                                       $6,355.9     $6,443.0
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    5.6     $   55.3
     Notes payable                                        217.4        425.2
     Accounts payable                                     486.6        504.4
     Accrued liabilities                                  917.5        768.3
     Income taxes payable                                 159.5         83.0
                                                       ________     ________

          Total current liabilities                     1,786.6      1,836.2

Long-term debt                                            736.3        625.9
Deferred income taxes and other liabilities               160.2        141.6
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-98.1 and
            98.1 shares outstanding                         0.2          0.2
          Class B-167.2 and 168.0 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    543.8        538.7
     Unearned stock compensation                           (3.7)        (5.1)
     Accumulated other comprehensive income              (241.3)      (192.4)
     Retained earnings                                  3,370.9      3,495.0
                                                       ________     ________

     Total shareholders' equity                         3,672.5      3,839.0
                                                       ________     ________

                                                       $6,355.9     $6,443.0
                                                       ========     ========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                     Three Months Ended
                                                         August 31,
                                                     ___________________

                                                      2002        2001
                                                      ____        ____

                                           (in millions, except per share data)

Revenues                                            $2,796.3    $2,613.7
                                                    _________   _________
Costs and expenses:
     Cost of sales                                   1,639.2     1,584.8
     Selling and administrative                        799.0       696.2
     Interest                                           10.5        13.0
     Other expense, net                                 13.5         5.5
                                                    _________   _________

                                                     2,462.2     2,299.5
                                                    _________   _________

Income before income taxes and cumulative
     effect of accounting change                       334.1       314.2

Income taxes                                           116.9       110.0
                                                    _________   _________

Income before cumulative effect of
     accounting change                                 217.2       204.2

Cumulative effect of accounting change,
     net of income taxes                               266.1         5.0
                                                    _________   _________

Net (loss)/income                                   $  (48.9)   $  199.2
                                                    =========   =========

Basic (loss) earnings per common share (Note 4):
   Before accounting change                             0.82        0.76
   Cumulative effect of accounting change              (1.00)       (.02)
                                                    _________   _________

                                                       (0.18)       0.74
                                                    =========   =========

Diluted (loss) earnings per common share (Note 4):
   Before accounting change                             0.81        0.75
   Cumulative effect of accounting change               (.99)       (.02)
                                                    _________   _________

                                                       (0.18)       0.73
                                                    =========   =========

Dividends declared per common share                 $   0.12    $   0.12
                                                    =========   =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                   CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                              August 31,
                                                          _________________

                                                          2002         2001
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net (loss) income                              $ (48.9)    $ 199.2
          Income charges (credits) not
            affecting cash:
            Cumulative effect of accounting change         266.1         5.0
            Depreciation                                    56.4        53.7
            Deferred income taxes                             --       (12.5)
            Amortization and other                           2.1         4.4
          Income tax benefit from exercise of stock
            options                                          1.1         2.1
          Changes in other working capital
            components                                    (102.7)      (16.5)
                                                         _______      _______

          Cash provided by operations                      174.1       235.4
                                                         _______      _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (43.7)      (57.3)
          Disposals of property, plant and
            equipment                                        4.8         1.2
          (Increase) decrease in other assets              (12.4)        4.3
          Increase in other liabilities                      1.2          --
                                                          _______     _______

          Cash used by investing activities                (50.1)      (51.8)
                                                          _______     _______

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance             90.1       249.3
          Reductions in long-term debt
            including current portion                      (51.4)       (1.3)
          Decrease in notes payable                       (207.8)     (305.3)
          Proceeds from exercise of options                  4.9         4.5
          Repurchase of stock                              (53.1)       (5.1)
          Dividends on common stock                        (31.9)      (32.2)
                                                          _______     _______

          Cash used by financing activities               (249.2)      (90.1)
                                                          _______     _______

Effect of exchange rate changes on cash                    (20.3)      (32.6)
Net (decrease) increase in cash and equivalents           (145.5)       60.9
Cash and equivalents, May 31, 2002 and 2001                575.5       304.0
                                                          _______     _______

Cash and equivalents, August 31, 2002
  and 2001                                               $ 430.0     $ 364.9
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


                                   NIKE, Inc.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three (3) months ended August 31, 2002 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

Adoption of FAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets," (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

     As required by FAS 142, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which consisted only of certain trademarks, as of June 1, 2002. As a result of the impairment tests, the Company recorded a $266.1 million cumulative effect of accounting change. Under FAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

     Included in the Company's $266.1 million impairment charge was a $178.5 million charge related to the impairment of the goodwill associated with the Bauer NIKE Hockey ("Bauer") and Cole Haan reporting units. These reporting units are reflected in the Company's "Other" operating segment. Since the Company's purchase of Bauer in 1995, the hockey equipment and apparel markets have not grown as fast as expected and the in-line skate market has contracted significantly. As a result, we determined that the goodwill acquired at Bauer had been impaired. The goodwill impairment at Cole Haan reflected the significantly lower fair value calculated on the basis of reduced operating income in the year following the September 11, 2001 terrorist attacks.

     The remaining $87.6 million of the impairment charge relates to trademarks associated with Bauer. Under FAS 142, impairment of an indefinite-lived asset exists if the net book value of the asset exceeds its fair value. The Company estimated the fair value of trademarks using the relief-from-royalty approach, which is a standard form of discounted cash flow analysis typically used for the valuation of trademarks. The impairment of the Bauer trademarks reflects the same circumstances as described above related to the Bauer goodwill impairment.

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31 and May 31, 2002:

                                           August 31, 2002                May 31, 2002
                                        ______________________       ______________________

                                         Gross                        Gross
                                        Carrying  Accumulated        Carrying  Accumulated
                                         Amount   Amortization        Amount   Amortization
                                        ________  ____________       ________  ____________

                                                            (in millions)

Intangible assets subject to
  amortization:
     Patents                             $  23.6     $  (9.2)         $  23.1     $ (8.8)
     Trademarks                             12.9       (10.2)            12.0       (9.8)
     Other                                   7.5        (0.5)             7.5       (0.2)
                                        _________   _________        _________   _________
       Total                             $  44.0     $ (19.9)         $  42.6    $ (18.8)
                                        =========   =========        =========   =========


                                        Carrying                     Carrying
                                         Amount                       Amount
                                        ________                     ________
Intangible assets not subject to
  amortization:
     Goodwill                            $  66.1                      $ 232.7
     Trademarks                             94.6                        182.2
                                        _________                    _________
       Total                             $ 160.7                      $ 414.9
                                        =========                    =========

     Amortization expense, which is included in selling and administrative expense, was $1.1 million during the quarter ended August 31, 2002. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2003 through May 31, 2007 are as follows: 2003: $3.2 million; 2004: $2.8 million; 2005: $2.6 million; 2006:
$2.5 million; 2007: $2.0 million.

     The results for the quarter ended August 31, 2001 do not reflect the provisions of FAS 142. The reported net income before cumulative effect of accounting change was $204.2 million for the quarter ended August 31, 2001. Had the Company adopted FAS 142 on June 1, 2001 we would have recorded net income before cumulative accounting change of $207.5 million as a result of not recording $2.2 million in goodwill amortization and $1.1 million in trademark amortization, and basic and diluted earnings per common share before accounting change would have increased $0.01.


NOTE 3 - Comprehensive (Loss) Income:
         ___________________________

     Comprehensive (loss) income, net of taxes, is as follows:

                                                      Three Months Ended
                                                         August 31,
                                                      __________________

                                                       2002        2001
                                                       ____        ____

                                                       (in millions)

Net (Loss) Income                                     $(48.9)     $199.2

Other Comprehensive (Loss) Income:
  Change in cumulative translation
     adjustment and other                               12.3        18.1
  Recognition in net (loss) income of previously
     deferred unrealized loss on securities,
     due to accounting change                             --         3.4

  Changes due to cash flow hedging
      instruments:
    Initial recognition of net deferred gain
      as of June 1, 2001 due to accounting
      change                                              --        53.4
    Loss on hedge derivatives                          (84.2)      (36.3)
Reclassification to net (loss) income of
      previously deferred gains and losses
      related to hedge derivative instruments           23.0        (6.6)
                                                      _______     _______

  Other Comprehensive (Loss) Income                    (48.9)       32.0
                                                      _______     _______

Total Comprehensive (Loss) Income                     $(97.8)     $231.2
                                                      =======     =======

NOTE 4 - Earnings (Loss) Per Common Share:
         ________________________________

     The following represents a reconciliation from basic (loss) earnings per share to diluted (loss) earnings per share. Options to purchase 4.3 million and 8.1 million shares of common stock were outstanding at August 31, 2002 and August 31, 2001, respectively, but were not included in the computation of diluted (loss) earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                          Three Months Ended
                                             August 31,
                                          __________________

                                          2002         2001
                                          ____         ____

                                (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                          265.3        268.6
   Assumed conversion of
     dilutive stock options
     and awards                             3.8          3.0
                                         ______       ______

Diluted average common
   shares outstanding                     269.1        271.6
                                         ======       ======

Basic (loss) earnings per common share:
   Before cumulative effect of
     accounting change                     0.82         0.76
   Cumulative effect of
     accounting change                    (1.00)        (.02)
                                         _______      _______
                                         $(0.18)      $ 0.74
                                         =======      =======

Diluted (loss) earnings per common share:
   Before cumulative effect of
     accounting change                     0.81         0.75
   Cumulative effect of
     accounting change                     (.99)        (.02)
                                         _______      _______
                                         $(0.18)      $ 0.73
                                         =======      =======

NOTE 5 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          2002         2002
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,398.4     $1,348.2
                    Work-in-progress        12.8         13.0
                    Raw materials           13.6         12.6
                                        ________     ________

                                        $1,424.8     $1,373.8
                                        ========     ========

NOTE 6 - Operating Segments:
         __________________


     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings, Inc., Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE Golf, and NIKE IHM, Inc., which are considered immaterial for individual disclosure.

     In prior years, operating activity for NIKE Golf was classified within each region. Effective June 1, 2002, NIKE Golf revenues and income from the Company's largest golf markets have been reclassified to the Other category, which reflects that the Company has begun managing these operations as a separate business. Certain NIKE Golf inventories, receivables, and property, plant, and equipment continue to be managed by the regions, and as a result, no reclassifications for these balances have been made. NIKE Golf information for the applicable prior year period has been reclassified to conform to the current year presentation.

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on management pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Condensed Consolidated Statement of Operations. Reconciling items for management pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific items in the Condensed Consolidated Statement of Operations.

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                                Three Months Ended
                                                   August 31,
                                                __________________

                                                 2002        2001
                                                 ____        ____
Net Revenue
  USA                                          $1,282.7    $1,263.3
  EUROPE, MIDDLE EAST, AFRICA                     869.3       752.9
  ASIA PACIFIC                                    308.4       249.1
  AMERICAS                                        142.3       160.1
  OTHER                                           193.6       188.3
                                               _________   _________
                                               $2,796.3    $2,613.7
                                               =========   =========

Management Pre-Tax Income
  USA                                          $  283.3    $  280.1
  EUROPE, MIDDLE EAST, AFRICA                     162.1       131.6
  ASIA PACIFIC                                     50.9        45.0
  AMERICAS                                         25.2        26.9
  OTHER                                            (8.4)        8.0
  CORPORATE                                      (179.0)     (177.4)
                                               _________   _________
                                               $  334.1    $  314.2
                                               =========   =========


                                                Aug. 31,     May 31,
                                                  2002        2002
                                               _________   __________

Accounts Receivable, net
  USA                                          $  729.0    $  654.3
  EUROPE, MIDDLE EAST, AFRICA                     779.9       570.8
  ASIA PACIFIC                                    170.9       189.6
  AMERICAS                                        118.2       125.3
  OTHER                                           210.6       248.3
  CORPORATE                                        19.4        18.8
                                               _________   _________
                                               $2,028.0    $1,807.1
                                               =========   =========

Inventories, net
  USA                                          $  603.0    $  613.5
  EUROPE, MIDDLE EAST, AFRICA                     393.0       336.5
  ASIA PACIFIC                                    138.0       149.0
  AMERICAS                                         57.3        62.9
  OTHER                                           220.5       201.5
  CORPORATE                                        13.0        10.4
                                               _________   _________
                                                1,424.8    $1,373.8
                                               =========   =========

Property, Plant and Equipment, net
  USA                                          $  234.9    $  241.2
  EUROPE, MIDDLE EAST, AFRICA                     217.2       212.2
  ASIA PACIFIC                                    391.2       378.4
  AMERICAS                                         11.7        12.4
  OTHER                                           111.6       113.0
  CORPORATE                                       659.2       657.3
                                               _________   _________
                                               $1,625.8    $1,614.5
                                               =========   =========


NOTE 7 - Commitments and Contingencies:
         _____________________________

     At August 31, 2002, the Company had letters of credit outstanding totaling $682.7 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies
_________________________

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

     Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

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

     When events or circumstances indicate that the carrying value of property, plant and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded as other expense. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, or changes to our business operations. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Goodwill and Other Intangible Assets

     We adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets, (FAS 142) effective for the first quarter of fiscal 2003. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, or changes to our business operations. Such changes may result in impairment charges recorded in future periods.

     As discussed further below, upon adoption of FAS 142 this quarter, we recorded an impairment charge related to goodwill and other indefinite-lived intangible assets of $266.1 million. This charge is shown on our statement of operations as the cumulative effect of accounting change. In future periods, any goodwill impairment charges would be classified as a separate line item on our statement of operations as part of income from continuing operations. Other indefinite-lived intangible asset impairment charges would be classified as other expense, also as part of income from continuing operations.

     Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential
impairment exists.   If the carrying value exceeds our estimate of future
undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. Any impairment charges would be classified as other expense.

Hedge Accounting for Derivatives

     We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than current earnings until the underlying hedged transaction affects current earnings. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into current earnings some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income/expense during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

Taxes

     We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, "Accounting for Income Taxes." Realization of deferred tax assets (such as net operating loss carryforwards)is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the year such determination is made.

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

     We take a conservative approach in determining the amount of foreign earnings to declare as reinvested offshore. As required by U.S. generally accepted accounting principles, the presumption is that such earnings will be repatriated in the future. In order to overcome this presumption, we carefully review all factors which drive the ultimate disposition of such foreign earnings, and apply stringent standards to overcoming the presumption of repatriation. Despite this conservative approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated in the event the actual cash needs of our U.S. entities exceed our current expectations or the actual cash needs of our foreign entities are less than expected. This would result in additional income tax expense in the year of such determination. Conversely, this conservative approach may result in accumulated foreign earnings (for which U.S. income taxes have been provided) being determined in the future to be indefinitely reinvested offshore. In this case, our income tax expense would be reduced in the year of such determination.

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

Operating Results
_________________

     Income before cumulative effect of accounting change for the first quarter of fiscal 2003 increased 6.4% versus the first quarter of fiscal 2002. A 7.0% increase in revenues, a 200 basis point increase in our gross margin percentage, and slightly lower interest expense drove the increase in net income. These improvements were partially offset by increased selling and administrative expense as a percentage of revenues and slightly higher net other expense. Our effective tax rate was flat as compared to the first quarter of fiscal 2002. Diluted earnings per share before accounting change improved 8.0%, from $0.75 to $0.81, a slightly higher rate than net income, due to share repurchases over the past year. As discussed further below, in the first quarter of fiscal 2003, we recorded a $266.1 million charge for the cumulative effect of implementing Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In the first quarter of fiscal 2002, we recorded a $5.0 million charge for the cumulative effect of implementing Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities".

     Growth in our international regions drove the 7.0% increase in consolidated revenues. (Had foreign exchange rates remained constant with the prior year, the increase in consolidated revenues for the quarter would have been 4.5%.) Together, the international regions grew reported revenues 13.6% (8.1% in constant dollars) and represented 47.2% of total company revenues.

	In the Europe, Middle East, and Africa (EMEA) region, revenues increased 15.5% in reported dollars and 4.7% in constant dollars. The higher amount in reported dollars reflected a significant strengthening of the euro versus the U.S. dollar as compared to last year. The constant dollar growth was achieved in all three business units, footwear, apparel, and equipment. Our emerging businesses in Central and Eastern Europe drove the constant dollar increase in the first quarter of fiscal 2003, reflecting our investments in these emerging markets in recent years.

     In Asia Pacific, reported revenues increased 23.8%, representing 22.4% growth in constant dollars and continuing a recent trend of strong growth across this region. As in recent quarters, each of our three business units experienced growth on stronger demand across most countries in Asia Pacific.

     Reported revenues for the Americas region decreased 11.1% and increased 2.3% in constant dollars.

     The U.S. region also contributed to the consolidated revenue growth, increasing revenues 1.5%. Growth in the apparel business fueled the revenue increase, while footwear and equipment revenues were essentially flat as compared to last year. Stronger wholesale revenues were attained in each of the U.S. business units, while each was negatively affected by weaker results from NIKE-owned retail stores as compared to the prior-year period. Retail revenues have remained at relatively low levels since the terrorist attacks on September 11th last year. In footwear, wholesale sales of in-line footwear increased significantly, but these gains were offset by a significant decrease in close-out sales. The growth of in-line footwear sales reflected an increase in pairs sold, partially offset by a lower average price per pair. The decrease in close-out sales reflected our successful effort to tighten inventories over the past year and relatively high levels of close-out sales in the first quarter of fiscal 2002 due to supply chain systems disruptions that occurred in the third quarter of fiscal 2001.

     The breakdown of revenues follows. "Other" as shown below includes revenues from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc, Hurley International LLC, and NIKE Golf. Revenues from these operating units grew 2.8% as compared to the first quarter of fiscal 2002. Beginning this quarter, the revenues from NIKE Golf operations in our largest golf markets have been excluded from the revenues of the regions and reported in the Other category, reflecting that we have begun managing these operations as a separate business. This NIKE Golf information for the prior year period has been reclassified to conform to the current year presentation. The inclusion of NIKE Golf in Other revenue this quarter did not have a significant impact on the reported growth.




                                                            Three Months Ended
                                                                 August 31,
                                                           ___________________
                                                                             %
                                                       2002       2001    change
                                                      ______     ______   ______

                                                              (in millions)
U.S.A. REGION

   FOOTWEAR                                             $865.1    $862.9      -%
   APPAREL                                               328.7     310.6      6%
   EQUIPMENT AND OTHER                                    88.9      89.8     -1%
                                                       _______   _______
     TOTAL U.S.A.                                      1,282.7   1,263.3      2%

EMEA REGION

   FOOTWEAR                                              492.7     425.5     16%
   APPAREL                                               310.7     272.7     14%
   EQUIPMENT AND OTHER                                    65.9      54.7     20%
                                                       _______   _______
     TOTAL EMEA                                          869.3     752.9     15%

ASIA PACIFIC REGION

   FOOTWEAR                                              180.7     162.2     11%
   APPAREL                                                99.0      64.3     54%
   EQUIPMENT AND OTHER                                    28.7      22.6     27%
                                                       _______   _______
     TOTAL ASIA PACIFIC                                  308.4     249.1     24%

AMERICAS REGION

   FOOTWEAR                                               93.0      98.2     -5%
   APPAREL                                                38.6      49.7    -22%
   EQUIPMENT AND OTHER                                    10.7      12.2    -12%
                                                       _______   _______
     TOTAL AMERICAS                                      142.3     160.1    -11%

                                                       _______   _______
                                                       2,602.7   2,425.4      7%

OTHER                                                    193.6     188.3      3%

                                                       _______   _______
TOTAL REVENUES                                        $2,796.3  $2,613.7      7%
                                                      ========  ========




     As previously disclosed, we expect U.S. sales to Foot Locker, Inc. ("Foot Locker") for the second and third quarters of fiscal 2003 will be significantly below prior year levels. This is a result of both lower orders from Foot Locker and limitations we have imposed on this customer's purchase of certain products. Although we do not yet have visibility to orders beyond February 2003, we believe this trend will likely continue until we begin to compare our results to lower prior year Foot Locker orders beginning in the second quarter of fiscal 2004. We are continuing to work with Foot Locker to develop a plan for our business together that enables both companies to achieve their strategic objectives. At the same time, we are also pursuing incremental sales with other retailers to offset the decline in revenues from Foot Locker. Although we do not expect to fully offset the revenue loss from Foot Locker in the short term, we believe we will ultimately succeed in realigning distribution of our products in the U.S. to meet consumer demand and generate profitable revenue growth.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from September 2002 to January 2003 were 2.5% higher than such orders booked in the comparable period of fiscal 2002. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Moreover, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, NIKE Golf, Hurley International LLC, and retail sales across all brands.

     We are currently experiencing some delays in delivering retailer orders for footwear and apparel product in the U.S. These delivery issues are the result of the recent closure of West Coast ports and apparel sourcing issues due to production scheduling and factory deliveries. Before and during the port closure, we developed and executed contingency plans to minimize the impact of such an occurrence on our business. However, since the majority of the product we sell in the U.S. moves through these ports, and shippers could not divert product already in transit, we expect that the port closure and subsequent transportation backlog will create additional delivery delays and increase our airfreight costs. These delivery delays may affect the timing of
revenues, or if more prolonged, may result in order cancellations.   However,
at this time we are unable to fully assess the impact of these factors on our future financial results. Since the labor issues leading to the port closures have not yet been resolved, it is unclear when the current backlog will be eliminated and the ports will return to normal operation.

      In the first quarter of fiscal 2003, our quarterly gross margin percentage improved 200 basis points as compared to the prior year period, from 39.4% to 41.4%, our largest quarterly gross margin percentage in recent history. Each of our regional businesses achieved a higher margin percentage this quarter than this same quarter last year. On a global basis, significantly higher margins were achieved in both footwear and apparel. Improvements in footwear and apparel were the result of long-term initiatives to lower sourcing and distribution costs. In addition, the higher gross margin percentage resulted in part from a higher mix of sales of classic footwear models which are generally more profitable than our more complex performance models.

     Selling and administrative expense increased as a percentage of revenues from 26.6% to 28.6% in the first quarter of fiscal 2003 versus the first quarter of fiscal 2002. Demand creation expense was $322.2 million in the first quarter of fiscal 2003 as compared to $257.1 million in fiscal 2002. The primary driver of this increase was spending in fiscal 2003 for our World Cup 2002 marketing campaign, which occurred primarily in our international regions. This increase also reflected the relatively low amount of spending in the first quarter of last year as we limited demand creation spending in order to focus spending on the World Cup campaign, which began late in fiscal 2002. Operating overhead increased 8.6% between the first quarter of fiscal 2003 and the first quarter of fiscal 2002 due to several factors. These included: overhead costs associated with new NIKE-owned retail stores in EMEA and Asia, the conversion of independent distributorships to NIKE-owned businesses in certain European countries, investments in our NIKE Golf business infrastructure, and overhead costs associated with our recently acquired Hurley business.

     First quarter interest expense decreased from $13.0 million in fiscal 2002 to $10.5 million in fiscal 2003, a decline of 19.2%. The decrease reflected both lower interest rates and lower average debt levels, as we have continued to use operating free cash flow to reduce debt.

     Other expense, net, for the first quarter of fiscal 2003 was $13.5 million compared to $5.5 million for the same quarter of last year. Significant amounts included in other expense, net, were interest income, profit sharing expense, and certain foreign currency gains and losses.

     Our effective tax rate in the first quarter of fiscal 2003 was 35.0%, which was consistent with the first quarter of fiscal 2002 but higher than our full year rate for fiscal 2002 of 34.3%. This increase compared to fiscal 2002 reflects our expectation of higher taxes on foreign earnings due to increasing taxable income at foreign subsidiaries.

     As described above, during the first quarter of fiscal 2003 we adopted FAS 142. Upon adoption of FAS 142, we recorded a $266.1 million charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. In addition, the adoption of this accounting standard resulted in a reduction to goodwill and intangible asset amortization of $3.3 million in the first quarter of fiscal 2003 as compared to fiscal 2002. See the accompanying Notes to Condensed Consolidated Financial Statements for further information.

Recently Issued Accounting Standards
________________________________

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and amends Accounting Principles Board Statement No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of FAS 144 were effective for us on June 1, 2002. The adoption of FAS 144 did not have an impact on our consolidated financial position or results of operations and we do not expect any impact in the foreseeable future.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS 146 also establishes that the liability should initially be measured and
recorded at fair value.   The provisions of FAS 146 will be effective for any
exit and disposal activities initiated after December 31, 2002.

Liquidity and Capital Resources
_______________________________

     Cash provided by operations was $174.1 million in the first quarter of fiscal 2003, which compared to $235.4 million in the first quarter of fiscal 2002. Our primary source of operating cash flow in the current quarter was income before accounting change of $217.2 million. Cash provided by operations was less than that of last year due to a greater increase of working capital during the current quarter.

     Total cash used by investing activities during the current quarter was $50.1 million, compared to $51.8 million in the prior year period. These amounts primarily reflected capital expenditures. The most significant capital expenditures in both periods were related to computer equipment and software, driven by our supply chain initiative, and continued investment in NIKE-owned retail stores, primarily outside the U.S.

     Net cash used by financing activities for the first quarter was $249.2 million, up from $90.1 million in the same quarter in fiscal 2002. Consistent between years, these amounts included uses of cash to reduce short-term debt and to repay current maturities of long-term debt, dividends to shareholders, and share repurchases. These uses of cash were partially offset by proceeds from long-term debt issuances and the exercise of employee stock options.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001. In the current quarter, we purchased approximately 947,000 shares of NIKE's Class B common stock for $44.5 million. We expect to fund this program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) for $1.0 billion. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes, as our capital needs dictate. As described in our most recent Form 10-K, during the first quarter of fiscal 2003, we issued a total of $90.0 million in notes under this program. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For $75.0 million of the notes, we simultaneously entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month London Inter Bank Offering Rate (LIBOR) plus a spread. Each swap has the same notional amount and maturity date as its respective note. After issuance of these notes, $910.0 million remains available to be issued under our shelf registration. We may issue additional notes under the shelf registration in the near future depending on working capital and general corporate needs.

     No amounts are currently outstanding under our two bank facilities under which we have total availability of $1.1 billion. The terms of these facilities have not changed from those described in our Form 10-K as of May 31, 2002. We are in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the future.

     Liquidity is also provided by our commercial paper program, under which there was $132.9 million and $338.3 million outstanding at August 31, 2002 and May 31, 2002, respectively.

     Our long-term unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation ("S&P") and Moody's Investor Services ("Moody's"), respectively. Our short-term debt ratings remain at A1 and P1 from S&P and Moody's, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs.

     Dividends per share of common stock for the first quarter of fiscal 2003 remained at $.12 per share, the same level as the previous year.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4.  CONTROLS AND PROCEDURES

a)	 Within the 90-day period prior to the date of this report, the
    Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's Exchange Act filings.

b)	There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.



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


                           Part II - Other Information

..
Item 1.   Legal Proceedings:

     There have been no material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4.

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 18, 2002. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, approved the extension of and amendments to the NIKE, Inc. Long-Term Incentive Plan, and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal 2003.

The voting results are as follows:

Election of Directors

                                       Votes Cast
                           For          Withheld     Broker
                                                    Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Ralph D. DeNunzio       97,805,701        -0-           -0-
Richard K. Donahue      97,805,701        -0-           -0-
Douglas G. Houser       97,805,701        -0-           -0-
Jeanne P. Jackson       97,805,701        -0-           -0-
John E. Jaqua           97,805,701        -0-           -0-
Philip H. Knight        97,805,701        -0-           -0-
Charles W. Robinson     97,805,701        -0-           -0-
A. Michael Spence       97,805,701        -0-           -0-
John R. Thompson, Jr.   97,805,701        -0-           -0-

Elected by holders of
Class B Common Stock:

Thomas E. Clarke        109,595,139   26,765,154        -0-
Jill K. Conway          133,891,441    2,468,852        -0-
Delbert J. Hayes        126,724,695    9,635,598        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Approval of the extension
  of and amendments to the
  NIKE, Inc. Long-Term
  Incentive Plan:

Class A and Class B
Common Stock Voting
Together                 229,938,163     3,107,854     1,119,972      -0-

Proposal 3 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 222,928,043    10,242,985      994,962       -0-

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

4.4	Form of Officers' Certificate relating to the Company's 6.375% Notes and form of 6.375% Note (incorporated by reference to Exhibits 4.1 and 4.2 of the Company's Form 8-K dated December 10, 1996).

4.5	Form of Officers' Certificate relating to the Company's 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company's Form 8-K dated August 17, 2001).

   4.6 Form of Officers' Certificate relating to the Company's Fixed Rate Medium-Term Notes and Company's Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by Reference to Exhibits 4.2, 4.3 and 4.4 of the Company's Form 8-K dated May 29, 2002).

  10.1 Credit Agreement dated as of November 17, 2000 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).

10.2	First Amendment to Credit Agreement dated as of November 16, 2001
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
      Inc. and Thomas E. Clarke dated August 31, 1994 (incorporated by Reference from Exhibit 10.8 to the Company's Quarterly Report on From 10-Q for the fiscal quarter ended August 31, 2001).*

10.10	Covenant Not To Compete And Non-Disclosure Agreement between NIKE,
      Inc. and Mark G. Parker dated October 6, 1994 (incorporated by Reference from Exhibit 10.9 to the Company's Quarterly Report on From 10-Q for the fiscal quarter ended August 31, 2001).*

10.11	NIKE, Inc. Deferred Compensation Plan dated January 1, 2000
(incorporated by reference from Exhibit 10.10 to the Company's
Quarterly Report on From 10-Q for the fiscal quarter ended August 31,
2001).*

10.12	Employment Agreement, and Covenant Not To Compete And Non-Disclosure
        Agreement between NIKE, Inc. and Mindy F. Grossman dated September 6, 2000 (incorporated by reference from Exhibit 10.12 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002).*

  12.1  Computation of Ratio of Earnings to Charges.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the fiscal quarter ending August 31, 2002:

     August 14, 2002: Item 9. Regulation FD Disclosure. Certification of the Annual Report on Form 10-K by the Chief Executive Officer and Chief Financial Officer.


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

                              NIKE, Inc.
                              An Oregon Corporation

                              BY:/s/ Donald W. Blair
                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  October 15, 2002


CERTIFICATIONS

I, Philip H. Knight, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NIKE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report
   is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October 15, 2002
     ____________________

     /s/ Philip H. Knight
     ____________________
      Philip H. Knight
      Chief Executive Officer



I, Donald W. Blair, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of NIKE, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

d)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 15, 2002
     ____________________

     /s/ Donald W. Blair
     ____________________
      Donald W. Blair
      Chief Financial Officer