Form 10-Q
period 2002-11-30
NIKE INC
filed 2003-01-10
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2002
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 2002 were:
                                      _______________

                            Class A     98,015,905

                            Class B    166,439,016
                                      _______________
                                       264,454,921
                                      ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       November 30,  May 31,
                                                         2002         2002
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  555.8     $  575.5
     Accounts receivable                                1,890.7      1,807.1
     Inventories (Note 5)                               1,386.9      1,373.8
     Deferred income taxes                                164.1        140.8
     Prepaid expenses and other current assets            214.8        260.5
                                                       ________     ________

     Total current assets                               4,212.3      4,157.7

Property, plant and equipment                           2,822.9      2,741.7
     Less accumulated depreciation                      1,221.0      1,127.2
                                                       ________     ________

                                                        1,601.9      1,614.5

Identifiable intangible assets (Note 2)                   118.3        206.0
Goodwill (Note 2)                                          65.6        232.7
Deferred income taxes and other assets                    265.3        232.1
                                                       ________     ________

                                                       $6,263.4     $6,443.0
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    5.5     $   55.3
     Notes payable                                        261.7        425.2
     Accounts payable                                     469.5        504.4
     Accrued liabilities                                  810.3        768.3
     Income taxes payable                                  49.7         83.0
                                                       ________     ________

          Total current liabilities                     1,596.7      1,836.2

Long-term debt                                            730.1        625.9
Deferred income taxes and other liabilities               162.8        141.6
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-98.0 and
            98.1 shares outstanding                         0.2          0.2
          Class B-166.4 and 168.0 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    549.9        538.7
     Unearned stock compensation                           (2.7)        (5.1)
     Accumulated other comprehensive income              (219.8)      (192.4)
     Retained earnings                                  3,443.3      3,495.0
                                                       ________     ________

     Total shareholders' equity                         3,773.5      3,839.0
                                                       ________     ________

                                                       $6,263.4     $6,443.0
                                                       ========     ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended       Six Months Ended
                                                  November 30,           November 30,
                                              ___________________      ________________

                                                 2002        2001        2002       2001
                                                 ____        ____        ____       ____

                                                  (in millions, except per share data)

Revenues                                       $2,514.7    $2,336.8     $5,311.0  $4,950.5
                                               _________   _________    ________  ________
Costs and expenses:
     Cost of sales                              1,504.6     1,441.4      3,143.8   3,026.2
     Selling and administrative                   758.7       677.7      1,557.7   1,374.0
     Interest                                      10.9        12.3         21.4      25.2
     Other expense, net                            10.9         6.5         24.4      12.0
                                               _________   _________    ________  ________

                                                2,285.1     2,137.9      4,747.3   4,437.4
                                               _________   _________    ________  ________

Income before income taxes and cumulative
     effect of accounting change                  229.6       198.9        563.7     513.1

Income taxes                                       77.6        69.6        194.5     179.6
                                               _________   _________    ________  ________

Income before cumulative effect of
     accounting change                            152.0       129.3        369.2     333.5

Cumulative effect of accounting change,
     net of income taxes                             --          --        266.1       5.0
                                               _________   _________    _________ ________

Net income                                      $ 152.0     $ 129.3      $ 103.1   $ 328.5
                                               =========   =========    ========= ========

Basic earnings per common share (Note 4):
   Before accounting change                     $  0.57     $  0.48      $ 1.39    $  1.24
   Cumulative effect of accounting change            --          --       (1.00)     (0.02)
                                               _________   _________    ________  ________

                                                $  0.57     $  0.48      $ 0.39   $   1.22
                                               =========   =========    ========  ========

Diluted earnings per common share (Note 4):
   Before accounting change                     $  0.57     $  0.48      $ 1.38   $  1.23
   Cumulative effect of accounting change            --          --       (0.99)    (0.02)
                                               _________   _________    ________  ________

                                                $  0.57     $  0.48      $ 0.39   $  1.21
                                               =========   =========    ========  ========

Dividends declared per common share             $  0.14     $  0.12      $ 0.26   $  0.24
                                               =========   =========    ========  ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                              November 30,
                                                          _________________

                                                          2002         2001
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 103.1     $ 328.5
          Income charges (credits) not
            affecting cash:
            Cumulative effect of accounting change         266.1         5.0
            Depreciation                                   114.4       107.0
            Deferred income taxes                            0.1        (6.2)
            Amortization and other                           7.5        17.8
          Income tax benefit from exercise of stock
            options                                          2.2         7.2
          Changes in other working capital
            components                                     (93.4)      (12.0)
                                                          _______     _______

          Cash provided by operations                      400.0       447.3
                                                          _______     _______
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (86.6)     (121.0)
          Disposals of property, plant and
            equipment                                        7.2         7.4
          (Increase) decrease in other assets              (29.3)        7.2
          Increase in other liabilities                      1.1         0.2
                                                          _______     _______

          Cash used by investing activities               (107.6)     (106.2)
                                                          _______     _______

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance             90.1       249.3
          Reductions in long-term debt
            including current portion                      (52.9)       (3.4)
          Decrease in notes payable                       (163.5)     (311.7)
          Proceeds from exercise of stock options           11.3        10.9
            and other stock issuances
          Repurchase of stock                              (97.3)      (44.7)
          Dividends on common stock                        (63.8)      (64.4)
                                                          _______     _______

          Cash used by financing activities               (276.1)     (164.0)
                                                          _______     _______

Effect of exchange rate changes on cash                    (36.0)      (21.3)
Net (decrease) increase in cash and equivalents            (19.7)      155.8
Cash and equivalents, May 31, 2002 and 2001                575.5       304.0
                                                          _______     _______

Cash and equivalents, November 30, 2002
  and 2001                                               $ 555.8     $ 459.8
                                                         ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the six (6) months ended November 30, 2002 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Recently Issued Accounting Standards

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and amends Accounting Principles Board Statement No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of FAS 144 were effective for the Company on June 1, 2002. The adoption of FAS 144 did not have an impact on the Company's consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for the Company's quarter ended February 28, 2003. The Company is currently evaluating the effects of FIN 45; however, we do not expect that the adoption will have a material impact on the Company's results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's year ended May 31, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company's most recent annual 10-K filing. The Company has not yet completed the final evaluation of the options presented by FAS 148. However, within this fiscal year, the Company expects to reach a determination of whether and, if so, when to change the Company's existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of FAS 148.

NOTE 2 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

Adoption of FAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

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

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2002 and May 31, 2002:

                                           November 30, 2002              May 31, 2002
                                        ______________________       ______________________

                                         Gross                        Gross
                                        Carrying  Accumulated        Carrying  Accumulated
                                         Amount   Amortization        Amount   Amortization
                                        ________  ____________       ________  ____________

                                                            (in millions)

Intangible assets subject to
  amortization:
     Patents                             $  23.8     $  (9.5)         $  23.1     $ (8.8)
     Trademarks                             12.6       (10.1)            12.0       (9.8)
     Other                                   7.5        (0.7)             7.5       (0.2)
                                        _________   _________        _________   _________
       Total                             $  43.9     $ (20.3)         $  42.6    $ (18.8)
                                        =========   =========        =========   =========


                                        Carrying                     Carrying
                                         Amount                       Amount
                                        ________                     ________
Intangible assets not subject to
  amortization:
     Goodwill                            $  65.6                      $ 232.7
     Trademarks                             94.7                        182.2
                                        _________                    _________
       Total                             $ 160.3                      $ 414.9
                                        =========                    =========

     Amortization expense, which is included in selling and administrative expense, was $0.8 million and $1.9 million for the three-month and six-month periods ended November 30, 2002, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2003 through May 31, 2007 are as follows:
2003: $3.2 million; 2004: $2.8 million; 2005: $2.6 million; 2006: $2.5 million; 2007: $2.0 million.

     The results for the three-month and six-month periods ended November 30, 2001 do not reflect the provisions of FAS 142. The reported net income before cumulative effect of accounting change was $129.3 million and $333.5 million for the three-month and six-month periods ended November 30, 2001, respectively. Had the Company adopted FAS 142 on June 1, 2001, for the three-month period ending November 30, 2002, we would have recorded net income before cumulative effect of accounting change of $132.6 million as a result of not recording $2.2 million in goodwill amortization and $1.1 million in trademark amortization. For the six-month period ended November 30, 2002, net income before cumulative effect of accounting change would have been $340.2 million as a result of not recording $4.5 million in goodwill amortization and $2.2 million in trademark amortization. Basic and diluted earnings per common share before accounting change would have increased $0.01 and $0.02 for the three-month and six-month periods ended November 30, 2002, respectively.



NOTE 3 - Comprehensive Income:
         ___________________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended     Six Months Ended
                                                   November 30,          November 30,
                                                __________________     ________________

                                                 2002        2001       2002     2001
                                                 ____        ____       ____     ____

                                                              (in millions)

Net Income                                      $152.0      $129.3     $103.1    $328.5

Other Comprehensive Income:
  Change in cumulative translation
     adjustment and other                          4.9       (24.8)      17.2      (6.7)
  Recognition in net income of previously
     deferred unrealized loss on securities,
     due to accounting change                       --          --         --       3.4

  Changes due to cash flow hedging
      instruments:
    Initial recognition of net deferred gain
      as of June 1, 2001 due to accounting
      change                                        --          --         --      53.4
    (Loss) Gain on hedge derivatives              (8.3)       38.1      (92.5)      1.8
  Reclassification to net income of
      previously deferred gains and losses
      related to hedge derivative instruments     24.9        (3.2)      47.9      (9.8)
                                                _______     _______    ________  _______

  Other Comprehensive Income                      21.5        10.1      (27.4)     42.1
                                                _______     _______    ________  _______
Total Comprehensive Income                      $173.5      $139.4     $ 75.7    $370.6
                                                =======     =======    ========  =======

NOTE 4 - Earnings Per Common Share:
         ________________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 12.0 million and 7.7 million shares of common stock were outstanding at November 30, 2002 and November 30, 2001, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                   Three Months Ended         Six Months Ended
                                      November 30,               November 30,
                                   __________________         ________________

                                   2002         2001          2002      2001
                                   ____         ____          ____      ____

                                       (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    264.7        268.1         265.0     268.3
   Assumed conversion of
     dilutive stock options
     and awards                       2.8          3.5           3.3       3.3
                                   _______      _______      _______   _______

Diluted average common
   shares outstanding               267.5        271.6         268.3     271.6
                                    ======       ======        ======    ======

Basic earnings per common share:
   Before cumulative effect of
     accounting change             $  0.57      $  0.48       $  1.39   $ 1.24
   Cumulative effect of
     accounting change                  --           --         (1.00)   (0.02)
                                     _______      _______      _______   ______
                                   $  0.57      $  0.48       $  0.39   $ 1.22
                                     =======      =======      =======   ======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change             $  0.57      $  0.48       $  1.38   $ 1.23
   Cumulative effect of
     accounting change                  --           --         (0.99)   (0.02)
                                    _______      _______       ______   _______
                                   $  0.57      $  0.48       $  0.39   $ 1.21
                                    =======      =======       =======  =======

NOTE 5 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          2002         2002
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,361.5     $1,348.2
                    Work-in-progress        12.3         13.0
                    Raw materials           13.1         12.6
                                        ________     ________

                                        $1,386.9     $1,373.8
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

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. Certain miscellaneous operating activities have been reclassified between Corporate and the applicable regional operating segment as of June 1, 2002, reflecting a change in the management of these activities. With respect to these classifications, the applicable prior year period has been reclassified to conform to the current year presentation.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on management pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Unaudited Condensed Consolidated Statement of Income. Reconciling items for management pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific items in the Unaudited Condensed Consolidated Statement of Income.

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2002        2001        2002       2001
                                        _____       _____       _____      _____
Net Revenue
  USA                                 $1,032.6    $1,124.7    $2,315.2   $2,388.0
  EUROPE, MIDDLE EAST, AFRICA            781.2       579.9     1,650.6    1,332.7
  ASIA PACIFIC                           352.6       309.5       661.1      558.7
  AMERICAS                               133.5       154.3       275.8      314.4
  OTHER                                  214.8       168.4       408.3      356.7
                                       _________   _________   ________   _______
                                      $2,514.7    $2,336.8    $5,311.0   $4,950.5
                                       =========   =========  =========  ========

Management Pre-Tax Income
  USA                                 $  171.6    $  228.0   $   454.9   $  508.0
  EUROPE, MIDDLE EAST, AFRICA            124.9        51.7       286.9      183.2
  ASIA PACIFIC                            84.5        71.6       135.4      116.6
  AMERICAS                                28.5        27.8        53.6       54.8
  OTHER                                    4.5        (1.1)       (3.9)       6.9
  CORPORATE                             (184.4)     (179.1)     (363.2)    (356.4)
                                       _________   _________  _________  ________
                                      $  229.6    $  198.9   $   563.7   $  513.1
                                       =========   =========  =========  ========


                                       Nov. 30,    May 31,
                                         2002       2002
                                      _________   _________

Accounts Receivable, net
  USA                                 $  644.5    $  654.3
  EUROPE, MIDDLE EAST, AFRICA            688.9       570.8
  ASIA PACIFIC                           211.4       189.6
  AMERICAS                               129.3       125.3
  OTHER                                  201.5       248.3
  CORPORATE                               15.1        18.8
                                      _________   _________
                                      $1,890.7    $1,807.1
                                      =========   =========

Inventories, net
  USA                                 $  651.0    $  613.5
  EUROPE, MIDDLE EAST, AFRICA            305.4       336.5
  ASIA PACIFIC                           136.5       149.0
  AMERICAS                                61.4        62.9
  OTHER                                  225.4       201.5
  CORPORATE                                7.2        10.4
                                       _________   _________
                                      $1,386.9    $1,373.8
                                       =========   =========

Property, Plant and Equipment, net
  USA                                 $  227.2    $  241.2
  EUROPE, MIDDLE EAST, AFRICA            213.8       212.2
  ASIA PACIFIC                           376.1       378.4
  AMERICAS                                11.2        12.4
  OTHER                                  110.6       113.0
  CORPORATE                              663.0       657.3
                                      _________   _________
                                      $1,601.9    $1,614.5
                                      =========   =========


NOTE 7 - Commitments and Contingencies:
         _____________________________

     At November 30, 2002, the Company had letters of credit outstanding totaling $756.9 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Critical Accounting Policies
_________________________

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     We believe that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis" section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

     Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

     As a result of our adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142), we have made changes to our accounting policy for goodwill and intangible assets since May 31, 2002. The revised policy is described following.

     We adopted FAS 142 effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, or changes to our business operations. Such changes may result in impairment charges recorded in future periods.

     As discussed further below, upon adoption of FAS 142 on June 1, 2002, we recorded an impairment charge related to goodwill and other indefinite-lived intangible assets of $266.1 million. This charge is shown on our statement of income as the cumulative effect of accounting change. In future periods, any goodwill impairment charges would be classified as a separate line item on our statement of income as part of income from continuing operations. Other indefinite-lived intangible asset impairment charges would be classified as other expense, also as part of income from continuing operations.

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


Operating Results
_________________

     Net income for the second quarter of fiscal 2003 increased 18% versus the second quarter of fiscal 2002. This increase reflected an increase in income before income taxes, or pre-tax income, of 15%. An 8% increase in revenues, a
1.9 point increase in our gross margin percentage, and slightly lower interest expense drove the increase. These improvements were partially offset by increased selling and administrative expense as a percentage of revenues. Net income for the second quarter of fiscal 2003 increased at a greater rate than pre-tax income due to a 1.2 point reduction in our effective tax rate.
Diluted earnings per share improved 19%, from $0.48 to $0.57, a slightly higher rate than net income, due to share repurchases over the past year.

     For the first six months of fiscal 2003, net income fell 69% versus fiscal 2002. In the first quarter of fiscal 2003, we recorded a $266.1 million charge for the cumulative effect of implementing FAS 142. This charge related to the impairment of goodwill and trademarks associated with our Bauer NIKE Hockey subsidiary and the goodwill of our Cole Haan subsidiary, reflecting that the fair values we estimated for these assets were less than the carrying values. In addition, the adoption of this accounting standard resulted in a reduction to goodwill and intangible asset amortization of $3.3 million in both the first and second quarters of fiscal 2003 as compared to fiscal 2002. See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further information.

     For the first six months of fiscal 2003, income before cumulative effect of accounting change increased 11% versus the same period in fiscal 2002.
This increase reflected a 7% increase in revenues, a 1.9 point increase in our gross margin percentage, lower interest expense, and a 0.5 point reduction in our effective tax rate. These improvements were partially offset by increased selling and administrative expense as a percentage of revenues. Diluted earnings per share before the cumulative effect of accounting change improved 12%, a slightly higher rate than income before the cumulative effect of accounting change, due to share repurchases over the past year.

     Revenue growth in our international regions drove the 8% increase in consolidated revenues for the second quarter. (Had foreign exchange rates remained constant with the prior year, the increase in consolidated revenues for the quarter would have been 6%.) Together, our international regions' revenues increased 21% (19% in constant dollars) and represented 50% of total company revenues. Consolidated revenues increased 7% for the first six months of fiscal 2003 (5% in constant dollars), driven by a 17% reported revenue increase in our international regions (13% in constant dollars).

     The international regions also drove the increase in our pre-tax income in the second quarter and year-to-date period, as rapid growth in local currency profits and stronger currencies in Europe and Japan more than compensated for lower management pre-tax income in the U.S. region. In the second quarter, management pre-tax income from our international regions improved 57%. On a year-to-date basis, the international regions' management pre-tax income growth was 34%. (As discussed further in Note 6-Operating Segments in the attached Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in the management pre-tax income of our regional operating segments.)

     The Europe, Middle East, and Africa (EMEA) region led the regional businesses in revenue growth in the second quarter and first six months of fiscal 2003. Second quarter reported revenues increased 35%, 25% in constant dollars, and year-to-date revenues increased 24%, 14% in constant dollars.
The constant dollar growth was achieved in all three business units, footwear, apparel, and equipment and reflected strong demand for NIKE brand products across the entire region. The emerging markets in central and eastern Europe provided significant revenue growth to the region. EMEA's second quarter growth also reflected the acceleration of a significant amount of third quarter revenues into the second quarter due to our December supply chain system implementation. Consistent with our approach to the systems implementation in the U.S. last year, we closed our European distribution center from November 27, 2002 to December 6, 2002 to prepare for the new system implementation. Prior to the shut down period, we accelerated futures orders and deliveries from December to October and November. In addition, we aggressively liquidated closeout inventory prior to the shutdown. We estimate that these operational adjustments moved approximately $66 million of reported revenue from the third quarter to the second quarter, adding approximately 11 points to the second quarter constant dollar revenue growth and 5 points to the year-to-date constant dollar growth for the region.

     Management pre-tax income for the EMEA region increased from $51.7 million to $124.9 million in the second quarter and from $183.2 million to $286.9 million in the year-to-date period, driven by rapid revenue growth and higher gross margins that more than offset incremental selling and administrative costs. The incremental selling and administrative costs related to the World Cup 2002 marketing campaign, which was completed in the first quarter, and costs throughout the year-to-date period associated with new NIKE-owned retail stores, the conversion of new markets from independent distributorships to direct Nike control, and incremental overhead costs related to the supply chain system implementation.

     In Asia Pacific, reported revenues increased 14% (12% growth in constant dollars) in the second quarter of fiscal 2003 and increased 18% (17% in constant dollars) in the first six months of fiscal 2003, reflecting a continuing trend of strong growth across this region. As in recent quarters, each of our three business units experienced growth across most countries in Asia Pacific, particularly in China, Korea, and Japan.

     Management pre-tax income for the Asia Pacific region increased from $71.6 million to $84.5 million in the second quarter and from $116.6 million to $135.4 million in the year-to-date period, reflecting higher revenues and slightly improved gross margins that more than offset incremental selling and administrative costs.

    In the Americas region, second quarter revenues in constant dollars increased 7%, but reported revenues decreased 13%. Likewise, year-to-date constant dollar revenues increased 5% while reported revenues decreased 12%. Weaker currencies in Latin American markets drove the reported revenue declines. The region's constant dollar growth reflected strength in Latin America partially offset by weakness in Canada. Management pre-tax income for the region grew 3% in the quarter from $27.8 million to $28.5 million and decreased 2% for the year-to-date period from $54.8 million to $53.6 million. These pre-tax income results reflected the lower reported revenue amounts partially offset by improved gross margins.

     U.S. region revenues decreased 8% in the second quarter of fiscal 2003 and 3% in the year-to-date period. We estimate that last year's acceleration of deliveries from the third quarter to the second quarter in advance of the U.S. supply chain system implementation in December 2001 reduced second quarter revenue growth by approximately 4 points and year-to-date revenue growth by approximately 2 points. The U.S. region also experienced footwear and apparel delivery delays in the second quarter of fiscal 2003 due to the labor dispute in the west coast ports and apparel sourcing issues related to production scheduling and factory deliveries. We estimate these delays reduced second quarter revenue growth by approximately 2 points and year-to-date revenue growth by approximately 1 point. The second quarter and year-to-date decreases in U.S region revenues also reflected a lower average price per pair sold for our footwear in fiscal 2003 versus fiscal 2002. This reduction in average price reflected a shift in sales mix toward classic footwear and kids models, due to the growing consumer demand for these products, which have a lower price than our more complex adult performance models. Futures orders for the second half of the year indicate that this trend will continue, at least for the remainder of our fiscal year. Finally, our second quarter revenues from Foot Locker, Inc. ("Foot Locker") were approximately 40% lower than the second quarter of fiscal 2002.

     U.S. region management pre-tax income declined 25%, from $228.0 million to $171.6 million in the second quarter and declined 10%, from $508.0 million to $454.9 million in the year-to-date period. These declines were the result of lower revenues and higher demand creation expense, partially offset by a higher gross margin percentage versus last year.

     As previously disclosed, we expect U.S. sales to Foot Locker to be below prior year levels at least through the first quarter of fiscal 2004. This is a result of both lower orders from Foot Locker and limitations we have imposed on this customer's purchase of certain products. Although we do not yet have visibility to orders beyond May 2003, we believe this trend will likely continue at least until we begin to compare our results to lower prior year Foot Locker orders beginning in the second quarter of fiscal 2004. We do expect that Foot Locker will continue to be a significant business partner but will no longer be a primary distribution point for our high-end, innovative footwear products in the U.S. Foot Locker will no longer distribute U.S. elite and statement level products and will not participate in our key U.S. footwear product launches after February 2003. We will continue to pursue incremental sales with other retailers, in order to offset the decline in revenues from Foot Locker. Our second quarter results do not reflect the full impact of this distribution realignment, as it was not in place in time to have a significant effect on sales in the second quarter. Although we do not expect to fully offset the revenue loss from Foot Locker in the short term in the U.S., we believe we will ultimately succeed in realigning distribution of our products to meet consumer demand and generate profitable revenue growth.

     The breakdown of revenues follows. "Other" as shown below includes revenues from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Hurley International LLC, and NIKE Golf. Revenues from these operating units grew 28% as compared to the second quarter of fiscal 2002 and 14% as compared to the first six months of fiscal 2002. Beginning in the first quarter of fiscal 2003, the revenues from NIKE Golf operations in our largest golf markets have been excluded from the revenues of the regions and reported in the Other category, reflecting that we have begun managing these operations as a separate business. This NIKE Golf information for the prior year period has been reclassified to conform to the current year presentation. A 37% and 16% increase in NIKE Golf revenues in the second quarter and year-to-date period, respectively, driven largely by the launch of golf clubs, as well as the addition of revenues from our newly-acquired Hurley business, drove the increases in Other revenues for the second quarter and year-to-date period.



                                  Three Months Ended            Six Months Ended
                                     November 30,                  November 30
                                 ___________________           ____________________
                                                      %                          %
                                 2002       2001    change     2002    2001    change
                                ______    _______  _______   _______  _______  ______

                                                    (in millions)
U.S.A. REGION

   FOOTWEAR                     $ 596.1    $681.6    -13%   $1,461.1  $1,544.5    -5%
   APPAREL                        369.5     373.2     -1%      698.2     683.8     2%
   EQUIPMENT AND OTHER             67.0      69.9     -4%      155.9     159.7    -2%
                                _______   _______           ________   _______
     TOTAL U.S.A.               1,032.6   1,124.7     -8%    2,315.2   2,388.0    -3%

EMEA REGION

   FOOTWEAR                       436.7     314.8     39%      929.4     740.3    26%
   APPAREL                        294.9     227.8     29%      605.7     500.5    21%
   EQUIPMENT AND OTHER             49.6      37.3     33%      115.5      91.9    26%
                                _______   _______           _______    _______
     TOTAL EMEA                   781.2     579.9     35%    1,650.6   1,332.7    24%

ASIA PACIFIC REGION

   FOOTWEAR                       170.9     161.0      6%      351.6     323.2     9%
   APPAREL                        151.3     122.9     23%      250.3     187.2    34%
   EQUIPMENT AND OTHER             30.4      25.6     19%       59.2      48.3    23%
                                _______   _______           ________   _______
     TOTAL ASIA PACIFIC           352.6     309.5     14%      661.1     558.7    18%

AMERICAS REGION

   FOOTWEAR                        83.0      99.1    -16%      176.0     197.3   -11%
   APPAREL                         40.5      45.7    -11%       79.1      95.4   -17%
   EQUIPMENT AND OTHER             10.0       9.5      5%       20.7      21.7    -5%
                                _______   _______           ________   _______
     TOTAL AMERICAS               133.5     154.3    -13%      275.8     314.4   -12%

                                _______   _______           ________   _______
                                2,299.9   2,168.4      6%    4,902.7   4,593.8     7%

OTHER                             214.8     168.4     28%      408.3     356.7    14%

                                _______   _______           ________   _______
TOTAL REVENUES                 $2,514.7  $2,336.8      8%   $5,311.0  $4,950.5     7%
                               ========  ========           ========  ========



     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from December 2002 to April 2003 were 2.4% higher than such orders booked in the comparable period of fiscal 2002. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Moreover, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, NIKE Golf, Hurley, and retail sales across all brands.

     In both the second quarter and first six months of fiscal 2003, our quarterly gross margin percentage improved 1.9 points as compared to the prior year period, continuing the trend of quarter-on-quarter increases over the previous three quarters. Each of our regional businesses achieved a higher gross margin percentage than the prior year quarter and year-to-date period. On a global basis, we achieved higher gross margin percentages for both footwear and apparel in the quarter and year-to-date period. Improvements in footwear and apparel gross margins reflected our initiatives to lower sourcing and distribution costs. In addition, the higher gross margin percentage for footwear resulted in part from a higher mix of sales of classic and kids models that are generally more profitable than our more complex adult performance models. Finally, margins at our Cole Haan subsidiary increased in the second quarter of fiscal 2003, reflecting last year's high level of discounting, inventory obsolescence, and returns that occurred in the wake of the terrorist attacks of September 11, 2001.

     Second quarter selling and administrative expense increased as a percentage of revenues from 29.0% to 30.2% in fiscal 2003 versus fiscal 2002. Year-to-date selling and administrative expense increased as a percentage of revenues from 27.8% to 29.3%. Both demand creation and operating overhead expense increased as a percentage of revenues in the second quarter and year-to-date period. Second quarter demand creation expense grew from $235.1 million to $273.8 million while year-to-date demand creation expense increased from $492.2 million to $595.9 million. The primary driver of the growth of second quarter demand creation expense was increased spending in the U.S., to drive consumer demand as we realign our retail distribution. In addition, our new endorsement agreement with the Manchester United soccer team became effective in August 2002, driving higher demand creation spending in the EMEA region. For the year-to-date period, the increase in demand creation expense also reflected significant first quarter costs for our World Cup 2002 campaign. The percentage growth in demand creation expense also reflected the relatively low amount of spending in the first six months of last year, as we shifted resources to the World Cup campaign beginning late in fiscal 2002.

     Operating overhead increased between the second quarter of fiscal 2003 and the second quarter of fiscal 2002, from $442.6 million to $484.9 million, and increased between the first six months of fiscal 2003 and the first six months of fiscal 2002, from $881.8 million to $961.7 million. Major drivers of these increases were overhead costs associated with new NIKE-owned retail stores outside the U.S., the conversion of independent distributorships to NIKE-owned businesses in certain emerging markets in the EMEA region, investments in our NIKE Golf business infrastructure, and overhead costs associated with our recently acquired Hurley business. Stronger currencies in Europe and Japan also drove a portion of the reported growth in US dollars.

     Second quarter interest expense decreased from $12.3 million in fiscal 2002 to $10.9 million in fiscal 2003, a decline of 11%. Year-to-date interest expense decreased from $25.2 million in fiscal 2002 to $21.4 million in 2003, a decline of 15%. The decrease reflected both lower interest rates and lower average debt levels, as we have continued to use operating free cash flow to reduce total debt.

     Other expense, net, for the second quarter of fiscal 2003 was $10.9 million compared to $6.5 million for the same quarter of last year. Other expense, net, for the current year-to-date period of fiscal 2003 was $24.4 million compared to $12.0 million for the same period of fiscal 2002. Significant amounts included in other expense, net, were interest income, profit sharing expense, and certain foreign currency gains and losses.

     In the second quarter of fiscal 2003, we adjusted our year-to-date effective tax rate to 34.5%, our estimate of our effective rate for all of fiscal 2003. This rate is relatively consistent with the effective rate for all of fiscal 2002 of 34.3%. This reflects that we expect higher taxes on foreign earnings due to increased taxable income at a foreign tax jurisdiction with a relatively high tax rate, offset by additional research tax credits as compared to fiscal 2002.

Recently Issued Accounting Standards
________________________________

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and amends Accounting Principles Board Statement No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). FAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of FAS 144 were effective for us on June 1, 2002. The adoption of FAS 144 did not have an impact on our consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

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

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 will be effective for any guarantees that are issued or modified after December 31, 2002. The disclosure requirements will be effective for our third quarter of fiscal 2003. We are currently evaluating the effects of FIN 45; however, we do not expect that the adoption will have a material impact on our results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with our fiscal 2003 10-K filing. The annual impact of a change to a fair value model has been previously disclosed in our most recent annual 10-K filing. We have not yet completed our final evaluation of the options presented by FAS 148. However, within this fiscal year, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of FAS 148.


Liquidity and Capital Resources
_______________________________

     Cash provided by operations was $400.0 million in the first six months of fiscal 2003, which compared to $447.3 million in the first six months of fiscal 2002. Our primary source of operating cash flow in the current period was income before accounting change of $369.2 million. Cash provided by operations was less than that of last year due to a greater increase in working capital during the current period.

     Total cash used by investing activities during the first six months of fiscal 2003 was $107.6 million, compared to $106.2 million in the prior year period. These amounts are comprised primarily of capital expenditures. The most significant capital expenditures in both periods were for computer equipment and software related to our supply chain initiative, and continued investment in NIKE-owned retail stores, primarily outside the U.S.

     Net cash used by financing activities for the first six months of fiscal 2003 was $276.1 million, up from $164.0 million in the same period in fiscal 2002. In both years, these amounts included cash used to reduce short-term debt, repay current maturities of long-term debt, pay dividends to shareholders, and repurchase shares of company stock. These uses of cash were partially offset by proceeds from long-term debt issuances and the exercise of employee stock options.

     The share repurchases were part of a $1 billion, four year, share repurchase program that began in fiscal 2001. In the current quarter, we purchased 1.0 million shares of NIKE's Class B common stock for $43.9 million, and in the year-to-date period we purchased 2.0 million shares for $88.4 million To date under the program, we have purchased 10.3 million shares for $483.1 million. We expect to fund this program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) for $1.0 billion. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes, as our capital needs dictate. As described in our most recent Form 10-K, during the first quarter of fiscal 2003, we issued a total of $90.0 million in notes under this program. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For each of the notes, we have entered into an interest rate swap agreement whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month London Inter Bank Offering Rate (LIBOR) plus a spread. Each swap has the same notional amount and maturity date as its respective note. After issuance of these notes, $410.0 million remains available to be issued under our medium-term note program, and another $500.0 million remains available to be issued under the remainder of the shelf registration. We may issue additional notes under the shelf registration in the near future depending on working capital and general corporate needs.

     As disclosed in our Form 10-K as of May 31, 2002, as of that date, we had two committed credit facilities in place, a $600.0 million, 364-day credit facility and a $500.0 million, multi-year facility with a group of banks. The 364-day facility matured in November 2002, and at that time we renewed and reduced the facility to $500.0 million. Thus, a total of $1.0 billion is available under the two facilities. No borrowings are currently outstanding under these facilities. No other terms for these facilities have changed from those described in our Form 10-K as of May 31, 2002. We are currently in full compliance with each of the covenants contained in these credit agreements and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

     Liquidity is also provided by our commercial paper program, under which there was $132.9 million and $338.3 million outstanding at November 30, 2002 and May 31, 2002, respectively.

     Our long-term unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation ("S&P") and Moody's Investor Services ("Moody's"), respectively. Our short-term debt ratings remain at A1 and P1 from S&P and Moody's, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

     Dividends declared per share of common stock for the second quarter of fiscal 2003 were $.14 per share, which reflected a $.02 increase compared to the previous quarterly dividend.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of our most recent Annual Report on Form 10-K.


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

     b) There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its internal control evaluation.



Special Note Regarding Forward-Looking Statements and Analyst Reports

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; and that futures ordering periods may varyamong products and regions; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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


                           Part II - Other Information


Item 1.   Legal Proceedings:

     On October 25, 2002, we announced that NIKE reached an agreement to settle the securities class action lawsuits that have been consolidated under the caption IN RE NIKE, INC. SECURITIES LITIGATION, CV-01-332-KI, in the United States District Court for the District of Oregon. The agreement is reflected in a memorandum of understanding, and must be incorporated into more complete settlement documentation and approved by the court. We will pay $8.9 million in cash, which will be funded by the Company's directors and officers liability insurance. In the agreement, NIKE and the officers and directors named in the lawsuits do not admit, and continue to deny, any and all allegations of wrongdoing, and they will receive a full release of all claims asserted in the litigation.

     In the lawsuit captioned KASKY V. NIKE, INC. ET AL., No. 99446, in the San Francisco County Superior Court, which is described under Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2002, the United States Supreme Court has granted certiorari and agreed to hear our appeal of the case.

     There have been no other material changes from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

Item 4.   Submission of Matters to a Vote of Security Holders:

     Reference is made to Item 4 of Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2002, with respect to the results of the Company's annual meeting of shareholders, held on September 18, 2002.

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

  10.3  Second Amendment to Credit Agreement dated as of November 15, 2002.

  10.4 NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company's definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*

  12.1  Computation of Ratio of Earnings to Charges.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the fiscal quarter ending November 30, 2002:

     October 25, 2002: Item 5. OTHER EVENTS. Press release regarding agreement to settle securities class action lawsuit.


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


DATED:  January 10, 2003


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

Date:  January 10, 2003
     ____________________

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


Date:  January 10, 2003
     ____________________

     /s/ Donald W. Blair
     ____________________
      Donald W. Blair
      Chief Financial Officer