Form 10-Q
period 2003-02-28
NIKE INC
filed 2003-04-14
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 28, 2003
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

Indicate by check mark whether the registrant is an accelerated filer (as

defined in Rule 12b-2 of the Exchange Act).  Yes X    No
                                                ___      ___

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 2003 were:
                                      _______________

                            Class A     97,914,905

                            Class B    166,070,067
                                      _______________
                                       263,984,972
                                      ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                      UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       February 28,  May 31,
                                                         2003         2002
                                                       ________      _______
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  443.2     $  575.5
     Accounts receivable, net                           1,949.4      1,807.1
     Inventories (Note 5)                               1,519.2      1,373.8
     Deferred income taxes                                190.8        140.8
     Prepaid expenses and other current assets            244.4        260.5
                                                       ________     ________

     Total current assets                               4,347.0      4,157.7

Property, plant and equipment                           2,906.2      2,741.7
     Less accumulated depreciation                      1,291.1      1,127.2
                                                       ________     ________

                                                        1,615.1      1,614.5

Identifiable intangible assets (Note 2)                   118.3        206.0
Goodwill (Note 2)                                          65.6        232.7
Deferred income taxes and other assets                    255.0        232.1
                                                       ________     ________

                                                       $6,401.0     $6,443.0
                                                       ========     ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  205.6     $   55.3
     Notes payable                                        216.6        425.2
     Accounts payable                                     467.5        504.4
     Accrued liabilities                                  910.2        768.3
     Income taxes payable                                  55.3         83.0
                                                       ________     ________

          Total current liabilities                     1,855.2      1,836.2

Long-term debt                                            542.8        625.9
Deferred income taxes and other liabilities               167.5        141.6
Commitments and contingencies (Note 7)                       --           --
Redeemable preferred stock                                  0.3          0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-97.9 and
            98.1 shares outstanding                         0.2          0.2
          Class B-166.1 and 168.0 shares
               outstanding                                  2.6          2.6
     Capital in excess of stated value                    553.1        538.7
     Unearned stock compensation                           (1.4)        (5.1)
     Accumulated other comprehensive income              (224.4)      (192.4)
     Retained earnings                                  3,505.1      3,495.0
                                                       ________     ________

     Total shareholders' equity                         3,835.2      3,839.0
                                                       ________     ________

                                                       $6,401.0     $6,443.0
                                                       ========     ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                              Three Months Ended       Nine Months Ended
                                                  February 28,           February 28,
                                              ___________________      ________________

                                                 2003        2002        2003       2002
                                                 ____        ____        ____       ____

                                                  (in millions, except per share data)

Revenues                                       $2,400.9    $2,260.3     $7,711.9  $7,210.8
                                               _________   _________    _________ _________
Costs and expenses:
     Cost of sales                              1,424.9     1,376.8      4,568.7   4,403.0
     Selling and administrative                   753.9       682.5      2,311.6   2,056.4
     Interest                                      10.8        12.1         32.2      37.4
     Other expense, net                            23.9        (0.1)        48.3      11.8
                                               _________   _________    _________ _________

                                                2,213.5     2,071.3      6,960.8   6,508.6
                                               _________   _________    _________ _________

Income before income taxes and cumulative
     effect of accounting change                  187.4       189.0        751.1     702.2

Income taxes                                       62.7        62.7        257.2     242.3
                                               _________   _________    _________ _________

Income before cumulative effect of
     accounting change                            124.7       126.3        493.9     459.9

Cumulative effect of accounting change,
     net of income taxes                             --          --        266.1       5.0
                                               _________   _________    _________ _________

Net income                                      $ 124.7     $ 126.3      $ 227.8   $ 454.9
                                               =========   =========    ========= =========

Basic earnings per common share (Note 4):
   Before accounting change                     $  0.47     $  0.47      $ 1.87    $  1.71
   Cumulative effect of accounting change            --          --       (1.01)     (0.02)
                                               _________   _________    _________ _________

                                                $  0.47     $  0.47      $ 0.86   $   1.69
                                               =========   =========    ========= =========

Diluted earnings per common share (Note 4):
   Before accounting change                     $  0.47     $  0.46      $ 1.84   $  1.69
   Cumulative effect of accounting change            --          --       (0.99)    (0.02)
                                               _________   _________    _________ _________

                                                $  0.47     $  0.46      $ 0.85   $  1.67
                                               =========   =========    ========= =========

Dividends declared per common share             $  0.14     $  0.12      $ 0.40   $  0.36
                                               =========   =========    ========= =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                              February 28,
                                                          _________________

                                                          2003         2002
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 227.8     $ 454.9
          Income charges (credits) not
            affecting cash:
            Cumulative effect of accounting change         266.1         5.0
            Depreciation                                   176.5       164.0
            Deferred income taxes                           (1.0)       (3.9)
            Amortization and other                           9.4        26.2
          Income tax benefit from exercise of stock
            options                                          2.6        11.3
          Net increase in other working capital
            components                                    (252.6)     (153.4)
                                                         ________    ________

          Cash provided by operations                      428.8       504.1
                                                         ________    ________
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (138.6)     (173.2)
          Disposals of property, plant and
            equipment                                        9.6        11.8
          Increase in other assets                         (40.3)      (37.3)
          Increase (decrease) in other liabilities           1.1        (0.3)
                                                         ________    ________

          Cash used by investing activities               (168.2)     (199.0)
                                                         ________    ________

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance             90.2       328.0
          Reductions in long-term debt
            including current portion                      (54.4)      (78.9)
          Decrease in notes payable                       (208.6)     (377.5)
          Proceeds from exercise of stock options           15.4        32.5
            and other stock issuances
          Repurchase of stock                             (125.7)      (56.8)
          Dividends on common stock                       (100.8)      (96.6)
                                                         ________    ________

          Cash used by financing activities               (383.9)     (249.3)
                                                         ________    ________

Effect of exchange rate changes on cash                     (9.0)      (10.2)
Net (decrease) increase in cash and equivalents           (132.3)       45.6
Cash and equivalents, May 31, 2002 and 2001                575.5       304.0
                                                         ________    ________

Cash and equivalents, February 28, 2003
  and 2002                                               $ 443.2     $ 349.6
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


                                   NIKE, Inc.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine (9) months ended February 28, 2003 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Recently Issued Accounting Standards

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). This statement requires that a liability for an asset retirement obligation be recognized at fair value in the period the obligation is incurred and the associated retirement costs be capitalized as part of the carrying amount of the tangible long-lived asset. All provisions of this statement will be effective for the Company on June 1, 2003. It is not expected that the adoption of FAS 143 will have a material impact on the Company's consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and amends Accounting Principles Board Statement No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). FAS 144 requires that long-lived assets, such as property, plant, and equipment, that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of FAS 144 were effective for the Company on June 1, 2002. The adoption of FAS 144 did not have an impact on the Company's consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 are effective for any exit and disposal activities initiated after December 31, 2002. We have not entered into any significant exit or disposal activities since the effective date of this rule. As such, FAS 146 has not had any impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the current quarter ended February 28, 2003.

     In connection with various contracts and agreements, the Company provides routine indemnifications relating to the enforceability of intellectual property, coverage for legal issues that arise, and other items that fall under the scope of FIN 45. Currently, the Company has several such agreements in place. However, based on the Company's historical experience and estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material. Hence, the adoption of FIN 45 has not had an impact on the Company's consolidated financial position or results of operations, and no impact is expected in the foreseeable future.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company's year ended May 31, 2003 10-K filing. The annual impact of a change to the fair value model prescribed by FAS 123 has been disclosed in the Company's previous annual 10-K filings. At this time, the Company plans to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than change to the FAS 123 fair value method.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Accordingly, the Company does not expect the provisions of FIN 46 to affect the Company's consolidated financial position or results of operations.

NOTE 2 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

Adoption of FAS 142

     The Company adopted SFAS No. 142,"Goodwill and Other Intangible Assets" (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

     As required by FAS 142, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which consisted only of certain trademarks, as of June 1, 2002. As a result of the impairmenttests, the Company recorded a $266.1 million cumulative effect of accounting change. Under FAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

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

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of February 28, 2003 and May 31, 2002:

                                           February 28, 2003              May 31, 2002
                                        ______________________       ______________________

                                         Gross                        Gross
                                        Carrying  Accumulated        Carrying  Accumulated
                                         Amount   Amortization        Amount   Amortization
                                        ________  ____________       ________  ____________

                                                            (in millions)

Intangible assets subject to
  amortization:
     Patents                             $  24.5     $  (9.9)         $  23.1     $ (8.8)
     Trademarks                             12.7       (10.3)            12.0       (9.8)
     Other                                   7.5        (0.9)             7.5       (0.2)
                                        _________   _________        _________   _________
       Total                             $  44.7     $ (21.1)         $  42.6    $ (18.8)
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
                                        =========                    =========

     Amortization expense, which is included in selling and administrative expense, was $0.9 million and $2.7 million for the three-month and nine-month periods ended February 28, 2003, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2003 through May 31, 2007 are as follows:
2003: $3.5 million; 2004: $3.0 million; 2005: $2.8 million; 2006: $2.7 million; 2007: $2.1 million.

     The results for the three-month and nine-month periods ended February 28, 2002 do not reflect the provisions of FAS 142. The reported net income before cumulative effect of accounting change was $126.3 million and $459.9 million for the three-month and nine-month periods ended February 28, 2002, respectively. Had the Company adopted FAS 142 on June 1, 2001, for the three-month period ending February 28, 2002, we would have recorded net income before cumulative effect of accounting change of $129.6 million as a result of not recording $2.2 million in goodwill amortization and $1.1 million in trademark amortization. For the nine-month period ended February 28, 2002, net income before cumulative effect of accounting change would have been $470.0 million as a result of not recording $6.7 million in goodwill amortization and $3.4 million in trademark amortization. Basic and diluted earnings per common share before accounting change would have increased $0.01 and $0.04 for the three-month and nine-month periods ended February 28, 2002, respectively.

NOTE 3 - Comprehensive Income:
         ___________________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended     Nine Months Ended
                                                   February 28,          February 28,
                                                __________________     _________________

                                                 2003        2002       2003     2002
                                                 ____        ____       ____     ____

                                                              (in millions)

Net Income                                      $124.7      $126.3     $227.8    $454.9

Other Comprehensive Income:
  Change in cumulative translation
     adjustment and other                         49.4       (35.8)      66.6     (42.5)
  Recognition in net income of previously
     deferred unrealized loss on securities,
     due to accounting change                       --          --         --       3.4

  Changes due to cash flow hedging
      instruments:
    Initial recognition of net deferred gain
      as of June 1, 2001 due to accounting
      change                                        --          --         --      53.4
    (Loss) Gain on hedge derivatives             (85.7)       20.6     (178.2)     22.4
  Reclassification to net income of
      previously deferred gains and losses
      related to hedge derivative instruments     31.7        (5.1)      79.6     (14.9)
                                                _______     _______    _______   _______

  Other Comprehensive Income                      (4.6)      (20.3)     (32.0)     21.8
                                                _______     _______    _______   _______
Total Comprehensive Income                      $120.1      $106.0     $195.8    $476.7
                                                =======     =======    ========  =======

NOTE 4 - Earnings Per Common Share:
         ________________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 12.0 million and 4.5 million shares of common stock were outstanding at February 28, 2003 and February 28, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                   Three Months Ended        Nine Months Ended
                                      February 28,               February 28,
                                   __________________         ________________

                                   2003         2002          2003      2002
                                   ____         ____          ____      ____

                                       (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    263.9        268.4         264.6     268.3
   Assumed conversion of
     dilutive stock options
     and awards                       2.8          5.0           3.1       3.9
                                  _________    _________     _________ _________

Diluted average common
   shares outstanding               266.7        273.4         267.7     272.2
                                  =========    =========     ========= =========

Basic earnings per common share:
   Before cumulative effect of
     accounting change             $  0.47      $  0.47       $  1.87   $  1.71
   Cumulative effect of
     accounting change                  --           --         (1.01)    (0.02)
                                  _________    _________     _________ _________
                                   $  0.47      $  0.47       $  0.86   $  1.69
                                  =========    =========     ========= =========

Diluted earnings per common share:
   Before cumulative effect of
     accounting change             $  0.47      $  0.46       $  1.84   $  1.69
   Cumulative effect of
     accounting change                  --           --         (0.99)    (0.02)
                                  _________    _________     _________ _________
                                   $  0.47      $  0.46       $  0.85   $  1.67
                                  =========    =========     ========= =========

NOTE 5 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                       February 28,   May 31,
                                          2003         2002
                                        ________     ________

                                           (in millions)
                    Finished goods      $1,488.3     $1,348.2
                    Work-in-progress        16.0         13.0
                    Raw materials           14.9         12.6
                                        ________     ________

                                        $1,519.2     $1,373.8
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

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                       Three Months Ended     Nine Months Ended
                                           February 28,          February 28,
                                       __________________      _________________

                                         2003        2002        2003       2002
                                        _____       _____       _____      _____
Revenues
  USA                                 $1,127.9    $1,094.3    $3,443.1   $3,482.3
  EUROPE, MIDDLE EAST, AFRICA            645.8       600.0     2,296.4    1,932.7
  ASIA PACIFIC                           335.1       286.0       996.2      844.6
  AMERICAS                               107.4       112.0       383.2      426.4
  OTHER                                  184.7       168.0       593.0      524.8
                                     __________  __________  __________ __________
                                      $2,400.9    $2,260.3    $7,711.9   $7,210.8
                                     ==========  ==========  ========== ==========

Management Pre-Tax Income
  USA                                 $  210.0    $  213.6    $  664.9   $  721.7
  EUROPE, MIDDLE EAST, AFRICA             80.9       106.4       367.8      289.6
  ASIA PACIFIC                            81.3        55.7       216.7      172.3
  AMERICAS                                18.2        13.0        71.9       67.8
  OTHER                                  (10.0)        2.7       (13.8)       9.5
  CORPORATE                             (193.0)     (202.4)     (556.4)    (558.7)
                                     __________  __________  __________ __________
                                      $  187.4    $  189.0    $  751.1   $  702.2
                                     ==========  ==========  ========== ==========


                                       Feb. 28,    May 31,
                                         2003       2002
                                      _________   _________

Accounts Receivable, net
  USA                                 $  710.1    $  654.4
  EUROPE, MIDDLE EAST, AFRICA            700.5       571.1
  ASIA PACIFIC                           216.5       189.6
  AMERICAS                               109.5       125.3
  OTHER                                  189.8       249.5
  CORPORATE                               23.0        17.2
                                     __________  __________
                                      $1,949.4    $1,807.1
                                     ==========  ==========

Inventories
  USA                                 $  608.8    $  613.4
  EUROPE, MIDDLE EAST, AFRICA            400.9       336.5
  ASIA PACIFIC                           149.2       148.0
  AMERICAS                                79.0        62.9
  OTHER                                  270.1       203.8
  CORPORATE                               11.2         9.2
                                     __________  __________
                                      $1,519.2    $1,373.8
                                     ==========  ==========

Property, Plant and Equipment, net
  USA                                 $  220.5    $  241.9
  EUROPE, MIDDLE EAST, AFRICA            223.5       212.2
  ASIA PACIFIC                           385.6       378.4
  AMERICAS                                11.5        12.4
  OTHER                                  109.6       113.3
  CORPORATE                              664.4       656.3
                                     __________  __________
                                      $1,615.1    $1,614.5
                                     ==========  ==========


NOTE 7 - Commitments and Contingencies:
         _____________________________

     At February 28, 2003, the Company had letters of credit outstanding totaling $847.5 million. These letters of credit were issued for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     We believe that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

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

Operating Results
_________________

      Revenue growth in our international regions drove a 6% increase in consolidated revenues in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002, due in part to the strengthening of the euro versus the U.S. dollar. Changes in currency exchange rates, primarily the euro, drove 4% of the consolidated revenue growth. Consolidated revenues increased 7% in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002, also driven by increased revenues in our international regions. These year-to-date revenues reflected 3% growth due to the change in currency exchange rates.

     Our largest international region, Europe, Middle East, and Africa (EMEA), reported 8% revenue growth in the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. This growth reflected a 15% improvement due to translation of sales at a higher euro exchange rate and an 11% reduction due to changes in shipment timing due to our December 2002 supply chain system implementation. Consistent with our approach to the systems implementation in the U.S. last year, we closed our European distribution center from November 27, 2002 to December 6, 2002 to prepare for the new system implementation. Prior to the shut down period, we accelerated futures orders and deliveries from December to October and November. In addition, we aggressively liquidated closeout inventory prior to the shutdown. We estimate that these operational adjustments moved approximately $66 million of revenue from the third quarter to the second quarter, reducing third quarter fiscal 2003 revenue growth by approximately eleven points. Excluding the benefit from the change in exchange rates, revenue growth for the region was led by increased sales in Spain and Portugal. Although year-to-date revenues for the UK market were essentially the same as the prior year, excluding the benefit of the change in exchange rates, revenues for the third quarter declined year-over-year partially as a result of the acceleration of third quarter shipments into the second quarter.

     In the first nine months of fiscal 2003, EMEA reported revenues grew 19% as compared to the first nine months of fiscal 2002; 12 points of this growth were due to changes in currency exchange rates. Excluding the benefit of the change in exchange rates, revenues grew in all three business units (footwear, apparel, and equipment) and in most countries across the region, especially the emerging markets in central and eastern Europe.

     EMEA management pre-tax income declined from $106.4 million in the third quarter of fiscal 2002 to $80.9 million in the third quarter of fiscal 2003. The decline was driven by the shift in third quarter revenues to the second quarter and incremental selling and administrative costs, partially offset by an improvement in EMEA's gross margin percentage. In contrast, for the first nine months of fiscal 2003, EMEA management pre-tax income grew 27%, to $367.8 million from $289.6 million in the first nine months of fiscal 2002. Higher year-to-date revenues and improved gross margins drove the increase, more than offsetting incremental selling and administrative costs.

     In Asia Pacific, revenues increased 17% in the third quarter of fiscal 2003; 5 points of this growth were due to changes in currency exchange rates. Revenues increased 18% in the first nine months of fiscal 2003; 3 points of this growth came from changes in currency exchange rates. As in recent quarters, each of our three business units experienced growth across the region, and most countries in Asia Pacific reported higher revenues, particularly China, Korea, and Japan.

     Management pre-tax income for the Asia Pacific region increased from $55.7 million in the third quarter of fiscal 2002 to $81.3 million in the third quarter of fiscal 2003 and from $172.3 million in the first nine months of fiscal 2002 to $216.7 million in the first nine months of fiscal 2003. These increases reflected higher revenues and improved gross margins that more than offset higher selling and administrative costs incurred to support the higher level of revenues.

     In the Americas region, third quarter fiscal 2003 revenues decreased 4% compared to the third quarter of fiscal 2002, which reflected a higher level of sales more than offset by a 15% decline due to weaker currencies in Latin American markets. Likewise, year-to-date revenues decreased 10%, driven by a 16% decline due to changes in currency exchange rates. Excluding the currency exchange rate impact, the region experienced sales growth in Latin America partially offset by weakness in Canada.

     Third quarter management pre-tax income for the Americas region grew from $13.0 million in fiscal 2002 to $18.2 million in fiscal 2003. On a year-to-date basis, management pre-tax income grew 6% from $67.8 million in fiscal 2002 to $71.9 million in fiscal 2003. For both periods, management pre-tax income improved despite lower reported revenues primarily due to an improved gross margin percentage.

     In the U.S. region, reported revenues grew 3% in the third quarter of fiscal 2003 versus the third quarter of last year, but declined 1% in the first nine months of fiscal 2003 versus the first nine months of last year. The improved revenue trend in the third quarter was partially due to last year's acceleration of deliveries from the third quarter to the second quarter in advance of the U.S. supply chain system implementation in December 2001.
We estimate last year's revenue acceleration improved the U.S. third quarter fiscal 2003 revenue growth rate by four points. This revenue acceleration did not affect year-to-date revenue growth.

     Our U.S. apparel and equipment businesses grew on a quarterly and year-to-date basis as compared to the same periods last year. However, our U.S. footwear business experienced declines during the third quarter and year-to-date period as compared to the same periods last year. Lower sales to our largest customer, Foot Locker, and a lower average price per pair sold drove the year-over-year decline in U.S. footwear revenues. We expect U.S. sales to Foot Locker to be below prior year levels at least through the first half of fiscal 2004. This is a result of both lower orders from Foot Locker and limitations we have imposed on this customer's purchase of certain products. We are continuing to pursue incremental sales with other retailers in order to offset the decline in revenues from Foot Locker. Although we do not expect to fully offset the revenue loss from Foot Locker in the U.S. in the short term, we believe we will ultimately succeed in realigning distribution of our products to meet consumer demand and generate profitable revenue growth in the U.S. footwear business.

     The reduction in average price per pair in U.S. footwear between fiscal 2003 and fiscal 2002 reflected a shift in sales mix toward classic footwear and kids models, which have a lower average price than our more complex adult performance models. Outstanding futures orders indicate that this trend will continue in the near term, although we expect the rate of decline versus the prior year to slow.

     U.S. region management pre-tax income declined 2%, from $213.6 million in the third quarter of fiscal 2002 to $210.0 million in the third quarter of fiscal 2003 as higher selling and administrative costs more than offset the increase in revenues and a slight increase in gross margin percentage. On a year-to-date basis, U.S. management pre-tax income declined 8%, from $721.7 million in the first nine months of fiscal 2002 to $664.9 million in the first nine months of fiscal 2003, reflecting lower revenues and higher selling and administrative costs, partially offset by improvement in gross margins.

     Other revenues include revenues from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Hurley International LLC, and NIKE Golf. Beginning in the first quarter of fiscal 2003, the revenues from NIKE Golf operations in our largest golf markets have been excluded from the revenues of the regions and reported in the Other category, reflecting that we have begun managing these operations as a separate business. This NIKE Golf information for the prior year period has been reclassified to conform to the current year presentation.

     Other revenues grew 10% in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002 and 13% in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002. The addition of revenues from our Hurley business, purchased in the fourth quarter of fiscal 2002, drove the increase in Other revenues in both the third quarter and year-to-date period. Lower NIKE Golf revenues in the third quarter of fiscal 2003 partially offset the increase from the Hurley business in the third quarter. (NIKE Golf business further discussed below.)

     Other management pre-tax income declined from income of $2.7 million in the third quarter of fiscal 2002 to a loss of $10.0 million in the third quarter of fiscal 2003, and declined from income of $9.5 million in the first nine months of fiscal 2002 to a loss of $13.8 million in the first nine months of fiscal 2003. Reduced NIKE Golf profits drove these declines. The reduced NIKE Golf profits resulted from weaker demand in the U.S. golf market in the current year and start-up issues we experienced at a third-party distribution facility. We expect that demand for golf products throughout the industry and for our business may remain weak in the near term due to the current slowdown of the U.S. economy. In addition, while we are actively working to resolve the startup issues at our new distribution facility, those issues may continue to affect our NIKE Golf revenues and profitability during the fourth quarter of fiscal 2003.

     The breakdown of revenues follows:





                                  Three Months Ended           Nine Months Ended
                                     February 28,                  February 28
                                 ___________________           __________________
                                                      %                          %
                                 2003       2002   change      2003    2002    change
                                ______    _______  _______   _______  _______  ______

                                                    (in millions)
U.S.A. REGION

   FOOTWEAR                    $  761.4  $  769.0     -1%   $2,222.5  $2,313.5    -4%
   APPAREL                        307.1     273.2     12%    1,005.3     957.0     5%
   EQUIPMENT AND OTHER             59.4      52.1     14%      215.3     211.8     2%
                               ________  ________           ________  ________
     TOTAL U.S.A.               1,127.9   1,094.3      3%    3,443.1   3,482.3    -1%

EMEA REGION

   FOOTWEAR                       363.1     338.7      7%    1,292.5   1,079.0    20%
   APPAREL                        239.4     225.5      6%      845.1     725.9    16%
   EQUIPMENT AND OTHER             43.3      35.8     21%      158.8     127.8    24%
                               ________  ________           ________  ________
     TOTAL EMEA                   645.8     600.0      8%    2,296.4   1,932.7    19%

ASIA PACIFIC REGION

   FOOTWEAR                       186.1     159.4     17%      537.7     482.5    11%
   APPAREL                        116.0      99.9     16%      366.3     287.1    28%
   EQUIPMENT AND OTHER             33.0      26.7     24%       92.2      75.0    23%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           335.1     286.0     17%      996.2     844.6    18%

AMERICAS REGION

   FOOTWEAR                        69.1      70.3     -2%      245.1     267.7    -8%
   APPAREL                         29.8      33.9    -12%      108.9     129.3   -16%
   EQUIPMENT AND OTHER              8.5       7.8      9%       29.2      29.4    -1%
                               ________  ________           ________  ________
     TOTAL AMERICAS               107.4     112.0     -4%      383.2     426.4   -10%

                               ________  ________           ________  ________
                                2,216.2   2,092.3      6%    7,118.9   6,686.0     6%

OTHER                             184.7     168.0     10%      593.0     524.8    13%

                               ________  ________           ________  ________
TOTAL REVENUES                 $2,400.9  $2,260.3      6%   $7,711.9  $7,210.8     7%
                               ========  ========           ========  ========



     The previous discussion includes disclosure of "management pre-tax income" for our operating segments. We have reported management pre-tax income in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information". As discussed in Note 6-Operating Segments in the attached Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in the management pre-tax income of our operating segments.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from March 2003 to July 2003 were 5.8% higher than such orders booked in the comparable period of fiscal 2002. The percentage growth in these orders is not necessarily indicative of our expectation of revenue growth in subsequent periods. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between future orders and actual revenues. Moreover, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, NIKE Golf, Hurley, and retail sales across all brands.

     In the third quarter of fiscal 2003, our quarterly gross margin percentage improved 1.6 points as compared to the third quarter of fiscal 2002, continuing the trend of quarter-on-quarter increases over the previous four quarters. Likewise, for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002, our gross margin percentage improved 1.9 points. The primary driver of the consolidated gross margin improvement was higher in-line apparel margins, reflecting our global initiatives to lower sourcing and distribution costs. The apparel improvement was partially offset by apparel sourcing issues related to production scheduling and factory deliveries we have experienced in the U.S. region throughout fiscal 2003. Lower pricing of NIKE Golf products as a result of the market conditions discussed above also had a negative impact on margins during the third quarter of fiscal 2003.

     Third quarter selling and administrative expense increased as a percentage of revenues from 30.2% in fiscal 2002 to 31.4% in fiscal 2003. Year-to-date selling and administrative expense increased as a percentage of revenues from 28.5% in fiscal 2002 to 30.0% in fiscal 2003. Both demand creation and operating overhead expense increased as a percentage of revenues in the third quarter and year-to-date period. Third quarter demand creation expense grew from $242.1 million to $271.7 million while year-to-date demand creation expense increased from $734.2 million to $867.6 million. Higher costs incurred in the EMEA region drove the growth in demand creation expense, reflecting, 1) a stronger euro currency exchange rate compared to the U.S. dollar, which resulted in higher U.S. dollar expenses for costs that are euro-denominated, 2) our new endorsement agreement with the Manchester United soccer team that became effective in August 2002, and 3) a comparison to relatively low spending in the third quarter of the prior year as we shifted resources to the World Cup marketing campaign beginning in late fiscal 2002. For the year-to-date period, the increase in demand creation expense also reflected significant first quarter costs for our World Cup 2002 campaign. In addition, we increased demand creation spending in the U.S. region despite lower revenues, in order to drive continued consumer demand while we undergo the realignment of product distribution discussed above.

     Operating overhead increased between the third quarter of fiscal 2003 and the third quarter of fiscal 2002, from $440.4 million to $482.2 million, and increased between the first nine months of fiscal 2003 and the first nine months of fiscal 2002, from $1,322.2 million to $1,444.0 million. Major drivers of these increases were the stronger euro, costs related to the supply chain systems implementation in EMEA, investments in our NIKE Golf business infrastructure, and overhead costs associated with our recently acquired Hurley business.

     Third quarter interest expense decreased from $12.1 million in fiscal 2002 to $10.8 million in fiscal 2003, a decline of 11%. Year-to-date interest expense decreased from $37.4 million in fiscal 2002 to $32.2 million in 2003, a decline of 14%. The decrease reflected both lower interest rates and lower average debt levels, as we have continued to use operating free cash flow to reduce total debt.

     Other income/expense was a net expense of $23.9 million compared to net income for the same quarter of last year of $0.1 million. Year-to-date, other income/expense was a net expense of $48.3 million compared to a net expense of $11.8 million in the prior year. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization (fiscal 2002 only), and certain foreign currency gains and losses.

     An increase in net foreign currency losses drove the increase in other expense versus the third quarter and first nine months of last year. These foreign currency losses were primarily due to hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. The hedge losses reflected that the euro has strengthened considerably since we entered into the related hedge contracts. These losses were offset by favorable translation of foreign-currency denominated profits. Therefore, the net year-over-year effect of these hedge losses and favorable translation of foreign currency-denominated profits is not material to our consolidated net income for either the third quarter or the year-to-date period. We expect these hedge losses will continue in the fourth quarter of fiscal 2003 and will continue to largely offset the positive translation impact of stronger foreign currencies on consolidated net income.

     In the third quarter, we adjusted our year-to-date tax rate to 34.2%, our estimate of our full year effective tax rate. This rate is relatively consistent with the effective rate for all of fiscal 2002 of 34.3%. This reflects that we expect higher taxes on foreign earnings due to increased taxable income at a foreign tax jurisdiction with a relatively high tax rate, offset by additional research credits as compared to fiscal 2002.

     Included in net income for the first nine months of fiscal 2003 is a $266.1 million charge for the cumulative effect of implementing FAS 142. This charge related to the impairment of goodwill and trademarks associated with our Bauer NIKE Hockey subsidiary and the goodwill of our Cole Haan subsidiary, reflecting that the fair values we estimated for these assets were less than the carrying values. In addition, the adoption of this accounting standard resulted in a reduction to goodwill and intangible asset amortization of $3.3 million in each quarter of fiscal 2003 as compared to fiscal 2002 ($10.1 million over the year-to-date period). See the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further information.

     Current world events, including the conflict in Iraq, have created uncertainty about the future prospects for the U.S. and world economies. Although to date we do not believe these events have had a material impact on our business, the overall effect these events will ultimately have on the demand for NIKE products around the world and our cost of doing business is unclear. In the face of this uncertainty, we are monitoring each of our markets closely to ensure that we respond quickly to changes in local economies and consumer trends. As of the current date, these world events have not caused us to revise our revenue and profit growth goals for the remainder of fiscal 2003.

Recently Issued Accounting Standards
____________________________________

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations" (FAS 143). This statement requires that a liability for an asset retirement obligation be recognized at fair value in the period the obligation is incurred and the associated retirement costs be capitalized as part of the carrying amount of the tangible long-lived asset. All provisions of this statement will be effective for the Company on June 1, 2003. We do not expect that the adoption of FAS 143 will have a material impact on our consolidated financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (FAS 121), and amends Accounting Principles Board Statement No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB 30). FAS 144 requires that long-lived assets such as property, plant, and equipment, that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS 144 retains the fundamental provisions of FAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. This statement also retains APB 30's requirement that companies report discontinued operations separately from continuing operations. All provisions of FAS 144 were effective for us on June 1, 2002. The adoption of FAS 144 did not have an impact on our consolidated financial position or results of operations, and we do not expect any impact in the foreseeable future.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 are effective for any exit and disposal activities initiated after December 31, 2002. We have not entered into any significant exit or disposal activities since the effective date of this rule. As such, FAS 146 has not had any impact on our consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for our third quarter of fiscal 2003.

     In connection with various contracts and agreements, we provide routine indemnifications relating to the enforceability of intellectual property, coverage for legal issues that arise, and other items that fall under the scope of FIN 45. Currently, we have several such agreements in place. However based on our historical experience and estimated probability of future loss, we have determined that the fair value of such indemnifications is not material. Hence, the adoption of FIN 45 has not had an impact on our consolidated financial position or results of operations, and no impact is expected in the foreseeable future.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123" (FAS 148). This statement amends SFAS No. 123 "Accounting for Stock Based Compensation" (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for us beginning with our fiscal 2003 10-K filing. The annual impact of a change to the fair value model prescribed by FAS 123 has been disclosed in our previous annual 10-K filings. At this time, we plan to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", rather than change to the FAS 123 fair value method.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. We do not currently have any variable interest entities as defined in FIN 46. Accordingly, we do not expect the provisions of FIN 46 to affect our consolidated financial position or results of operations.

Liquidity and Capital Resources
_______________________________

     Cash provided by operations was $428.8 million in the first nine months of fiscal 2003, compared to $504.1 million in the first nine months of fiscal 2002. Our primary source of operating cash flow in the current period was Income before accounting change of $493.9 million. Cash provided by operations was less than that of last year primarily due to a greater increase in working capital during the current period.

     Cash used by investing activities during the first nine months of fiscal 2003 was $168.2 million, compared to $199.0 million in the same period last year. These amounts were comprised primarily of capital expenditures. The most significant capital expenditures in both periods were for computer equipment and software related to our supply chain initiative, the spending for which declined in fiscal 2003 as compared to fiscal 2002. In addition, during both fiscal 2003 and fiscal 2002, we continued investment in NIKE-owned retail stores, primarily outside the U.S. Finally, we incurred costs in various distribution center projects, the most significant of which is the construction of a new storage building in Japan during the current fiscal year, with scheduled opening in the second half of fiscal 2004.

     Cash used by financing activities for the first nine months of fiscal 2003 was $383.9 million, up from $249.3 million in the same period in fiscal 2002. In both years, these amounts included cash used to reduce short-term debt, repay current maturities of long-term debt, pay dividends to shareholders, and repurchase shares of company stock. These uses of cash were partially offset by proceeds from long-term debt issuances (discussed further below) and the exercise of employee stock options and other stock issuances.

     The share repurchases were part of a $1 billion, four-year, share repurchase program that began in fiscal 2001. In the third quarter of fiscal 2003, we purchased 0.6 million shares of NIKE's Class B common stock for $26.6 million, and in the first nine months of fiscal 2003, we purchased 2.6 million shares for $115.0 million. To date under the program, we have purchased 10.9 million shares for $509.7 million. We expect to fund this program from operating free cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

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

     Liquidity is also provided by our commercial paper program, under which there was $106.9 million and $338.3 million outstanding at February 28, 2003 and May 31, 2002, respectively.

     Our long-term unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation (S&P) and Moody's Investor Services (Moody's), respectively. Our short-term debt ratings remain at A1 and P1 from S&P and Moody's, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

     Dividends declared per share of common stock in the third quarter of fiscal 2003 were $.14 per share.

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

Special Note Regarding Forward-Looking Statements and Analyst Reports

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the S.E.C., including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; and that futures ordering periods may vary among products and regions; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

                           Part II - Other Information

Item 1.   Legal Proceedings:

     NIKE settled the securities class action lawsuits that were consolidated under the caption IN RE NIKE, INC. SECURITIES LITIGATION, CV-01-332-KI, in the United States District Court for the District of Oregon. The settlement was approved by the court on February 24, 2003. We paid $8.9 million in cash, funded by the Company's directors and officers liability insurance. In the settlement, NIKE and the officers and directors named in the lawsuits do not admit, and continue to deny, any and all allegations of wrongdoing, and they received a full release of all claims asserted in the litigation.

     In a related shareholder derivative lawsuit, Metivier v. Denunzio, et al., 0104-04339, in the Multnomah County Circuit Court of the State of Oregon, the defendants, including the Company and certain directors and officers, filed a motion to dismiss the complaint on March 31, 2003. A decision on the motion is expected in the next several months.

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

   4.1  Restated Articles of Incorporation, as amended (see Exhibit 3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

   4.3 Credit Agreement dated as of November 17, 2000 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).

   4.4 First Amendment to Credit Agreement dated as of November 16, 2001 (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001).

   4.3 Second Amendment to Credit Agreement dated as of November 15, 2002. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2002).

  10.1 NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan dated as of February 14, 2003.

  10.2  NIKE, Inc. Deferred Compensation Plan dated as of January 1, 2003. *

  12.1  Computation of Ratio of Earnings to Charges.

  99 Certifications of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. 1350.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the fiscal quarter ending February 28, 2003:

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


DATED:  April 14, 2003


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

Date:  April 14, 2003
     ____________________

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


Date:  April 14, 2003
     ____________________

     /s/ Donald W. Blair
     ____________________
      Donald W. Blair
      Chief Financial Officer