Form 10-K
period 2003-05-31
NIKE INC
filed 2003-08-07
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File No. 1-10635

NIKE, Inc.

(Exact name of Registrant as specified in its charter)

Oregon	93-0584541
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Bowerman Drive	(503) 671-6453
Beaverton, Oregon 97005-6453	(Registrant’s Telephone Number, Including Area Code)
(Address of principal executive offices) (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☑        No ☐

As of November 29, 2002, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $153,576,324 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $7,395,856,426.

As of July 25, 2003, the number of shares of the Registrant’s Class A Common Stock outstanding was 97,816,966 and the number of shares of the Registrant’s Class B Common Stock outstanding was 165,916,126.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 22, 2003 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I

Item 1.	Business	2

	General	2

	Products	2

	Sales and Marketing	3

	United States Market	4

	International Markets	4

	Orders	5

	Product Research and Development	5

	Manufacturing	5

	Trade Legislation	6

	Competition	7

	Trademarks and Patents	7

	Employees	8

	Executive Officers of the Registrant	8

Item 2.	Properties	10

Item 3.	Legal Proceedings	10

Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	13

Item 6.	Selected Financial Data	14

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 8.	Financial Statements and Supplemental Data	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	63

Item 9A.	Controls and Procedures	63

PART III

(Except for the information set forth under “Executive Officers of the Registrant” in
Item 1 above, Part III is incorporated by reference from the Proxy Statement for the
	NIKE, Inc. 2003 annual meeting of shareholders.)

Item 10.	Directors and Executive Officers of the Registrant	64

Item 11.	Executive Compensation	64

Item 12.	Security Ownership of Certain Beneficial Owners and Management	64

Item 13.	Certain Relationships and Related Transactions	64

Item 14.	Principal Accountant Fees and Services	64

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	65

	Signatures	S-1

PART I

Item 1.    Business

General

NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms “we”, “us”, “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet address is www.nike.com. On our NIKE Corporate web site, located at www.nikebiz.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our NIKE Corporate web site are available free of charge.

Our principal business activity involves the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to approximately 18,000 retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in nearly 200 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear products are produced outside the United States, while apparel and equipment products are produced both in the United States and abroad.

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovative design for men, women and children. Running, basketball, children’s, cross-training and women’s shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. However, we also market shoes designed for outdoor activities, tennis, golf, soccer, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities, hiking, and other athletic and recreational uses.

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

We sell a line of performance equipment under the NIKE brand name, including sport balls, timepieces, eyewear, skates, bats, gloves, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, women’s sports bras, cycling apparel, maternity exercise wear, children’s clothing, school supplies, timepieces, and electronic media devices. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc. and plastic injected and metal products to other manufacturers through our wholly-owned subsidiary , BAUER Italia S.p.A.

We sell a line of dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan®, CH, Gseries by Cole Haan, and Bragano through our wholly-owned subsidiary, Cole Haan Holdings, Inc., headquartered in Yarmouth, Maine.

Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, and hockey jerseys, licensed apparel and accessories under the Bauer® and NIKE® brand names. Bauer also offers a full selection of products for street and roller hockey.

Our wholly-owned subsidiary Hurley International LLC, headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel (for surfing, skateboarding, and snowboarding) and youth lifestyle apparel and footwear under the Hurley brand name.

On July 9, 2003, the Company entered into an agreement to purchase all of the equity shares of Converse Inc., a widely recognized footwear company based in Massachusetts. Closing of the transaction is subject to regulatory review, including U.S. government review under the Hart-Scott-Rodino Premerger Notification Act.

Sales and Marketing

The table below shows certain information regarding NIKE’s United States and international (non-U.S.) revenues for the three years ending May 31, 2003.

	Fiscal 2003	Fiscal 2002	FY03 vs. FY02 % CHG	Fiscal 2001	FY02 vs. FY01 % CHG
	(Dollars in millions)
USA Region
Footwear	$3,019.5	$3,135.5	(4)%	$3,167.4	(1)%
Apparel	1,351.0	1,255.7	8%	1,207.9	4%
Equipment	287.9	278.4	3%	273.6	2%

Total USA	4,658.4	4,669.6	—	4,648.9	—

Europe, Middle East and Africa (EMEA) Region
Footwear	1,896.0	1,543.8	23%	1,415.7	9%
Apparel	1,133.1	977.9	16%	961.0	2%
Equipment	212.6	174.8	22%	176.3	(1)%

Total EMEA	3,241.7	2,696.5	20%	2,553.0	6%

Asia Pacific Region
Footwear	732.4	640.2	14%	617.5	4%
Apparel	499.3	403.3	24%	356.1	13%
Equipment	127.1	98.7	29%	91.5	8%

Total Asia Pacific	1,358.8	1,142.2	19%	1,065.1	7%

Americas Region
Footwear	337.3	359.1	(6)%	355.2	1%
Apparel	148.1	167.1	(11)%	152.1	10%
Equipment	41.6	41.9	(1)%	31.8	32%

Total Americas	527.0	568.1	(7)%	539.1	5%

	9,785.9	9,076.4	8%	8,806.1	3%

Other	911.1	816.6	12%	682.7	20%

Total Revenues	$10,697.0	$9,893.0	8%	$9,488.8	4%

Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 59.

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

United States Market

During fiscal 2003, sales in the United States accounted for approximately 49 percent of total revenues, compared to 53 percent in fiscal 2002 and 54 percent in fiscal 2001. We sell to approximately 18,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2003, our three largest customers accounted for approximately 27 percent of NIKE brand sales in the United States excluding sales from NIKE Golf and Bauer NIKE Hockey, and 24 percent of total sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2003, 91 percent of our U.S. footwear shipments (excluding Cole Haan, Bauer, Hurley and NIKE Golf) were made under the futures program, compared to 92 percent in fiscal 2002 and 86 percent in fiscal 2001. In fiscal 2003, 67 percent of our U.S. apparel shipments were made under the futures program, compared to 69 percent in fiscal 2002, and 67 percent in 2001.

We utilize 19 NIKE sales offices to solicit sales in the United States. We also utilize 11 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

Retail Stores	Number
NIKE factory stores (which carry primarily B-grade and close-out merchandise)	75
NIKE stores (including NIKE Goddess Stores)	4
NIKETOWNs (designed to showcase NIKE products)	13
Employee-only stores	4
Cole Haan stores (including factory and employee stores)	65

Total	161

NIKE’s domestic distribution centers for footwear are located in Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel products are shipped from our Memphis distribution center. Cole Haan and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, and Hurley products are shipped from Costa Mesa, California.

International Markets

We currently market our products in nearly 200 countries outside of the United States through independent distributors, licensees, subsidiaries and branch offices. Non-U.S. sales accounted for 51 percent of total revenues in fiscal 2003, compared to 47 percent in fiscal 2002 and 46 percent in fiscal 2001. We operate 24 distribution centers in Europe, Asia, Australia, Latin America, Africa and Canada, and also distribute through independent distributors and licensees. We estimate that our products are sold through more than 30,000 retail accounts outside the United States. In many countries and regions, including Japan, Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 14 percent of non-U.S. sales.

We operate 175 retail outlets outside the United States, which consist of NIKETOWNs, factory stores, employee stores, and Cole Haan stores.

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

Orders

Worldwide futures for NIKE brand athletic footwear and apparel, scheduled for delivery between June and November 2003, were $4.9 billion compared to $4.6 billion for the same period last year. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although the orders may be cancelled.

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

Manufacturing

In fiscal 2003, approximately 1 percent of total NIKE brand apparel production for sale to the United States market was manufactured in the United States by independent contract manufacturers, most of which are located in the southern states. The remainder was manufactured by independent contractors located in 35 countries. Most of this apparel production occurred in Bangladesh, Bulgaria, China, Hong Kong, India, Indonesia, Malaysia, Mexico, Pakistan, The Philippines, Sri Lanka, Taiwan, Thailand, and Turkey. Substantially all of our apparel production for sale to the international market was manufactured outside the U.S. Our largest single apparel supplier accounted for approximately 7 percent of total fiscal 2003 apparel production.

Virtually all of our footwear is produced outside of the United States. In fiscal 2003, contract suppliers in the following countries manufactured the following percentages of total NIKE brand footwear:

Country	Percent
People’s Republic of China	38
Indonesia	27
Vietnam	18
Thailand	16
Italy	Less than 1
Taiwan	Less than 1
South Korea	Less than 1

We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Mexico, South Africa, and Zimbabwe, to manufacture footwear for sale primarily within those countries. Our largest single footwear supplier accounted for approximately 7 percent of total fiscal 2003 footwear production.

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

Since 1972, Nissho Iwai American Corporation (“NIAC”), a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, has performed significant import-export financing services for us. Currently, NIAC provides such financing services with respect to at least 80% of the NIKE products sold outside of the United States, Europe and Japan. Approximately 12% of NIKE products are sold outside of the United States, Europe and Japan. Any failure of NIAC to provide these services or any failure of NIAC’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with NIAC expire on May 31, 2005.

Trade Legislation

Our non-U.S. operations are subject to the usual risks of doing business abroad, such as the imposition of import quotas or anti-dumping duties. In 1994, the European Union (“EU”) Commission imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several Member States. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above 9 euros (“Special Technology Athletic Footwear” or “STAF”), is excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not, to date, had a material effect on our business. In addition, the EU Commission has announced that footwear quotas will be eliminated globally beginning January 1, 2005.

In 1995, the EU Commission, at the request of European footwear manufacturers, initiated two anti-dumping investigations within the footwear industry covering footwear imported from the People’s Republic of China, Indonesia and Thailand. As a result, in 1997 the Commission imposed definitive anti-dumping duties on certain textile upper footwear imported from China and Indonesia. In 1998, the Commission imposed definitive anti-dumping duties on certain synthetic and leather upper footwear originating in China, Indonesia and Thailand. These anti-dumping duties were removed in 2003 and are no longer applicable for footwear imports into the EU. These measures had no impact on us.

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

On May 1, 2004 10 new countries will join the EU. They will also join the EU single market and discussions are presently underway to increase the current EU quota system to account for the enlarged EU market. NIKE and other manufacturers do not expect this expansion of the EU single market to present any significant challenges to the importation into the EU of sports footwear produced in China as the EU has announced that it will increase the quotas to take account of the enlarged consumer and market demand.

If the EU trade measures become substantially more restrictive we would consider shifting the production of our sports footwear to other countries in order to maintain competitive pricing and access to these markets. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our major competitors stand in much the same position regarding these trade measures.

We currently source footwear and apparel products from factories in Vietnam. In July 2000, the United States and Vietnam signed a historic, comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the two countries. In September 2001, that agreement was approved by Congress and then ratified by the Vietnamese National Assembly. Once approved, the United States granted an annual extension of NTR to Vietnam. Under current U.S. law, the President must renew this grant annually with the opportunity for review by Congress. In May 2003, President Bush renewed NTR for Vietnam for an additional year and we anticipate Congress will support this decision. We currently believe that, absent unforeseen circumstances, the President will continue his annual extensions of NTR to Vietnam and that Congress will support the President’s decisions. Ongoing NTR trading status for Vietnam will allow us to expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced product to enter the United States at NTR tariff rates.

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

Trademarks and Patents

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks that we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR patents will not expire for several years. We also have a number of patents covering components and features used in various athletic and leisure shoes. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 23,300 employees at May 31, 2003. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, with the exception of Bauer NIKE Hockey Inc. Of Bauer NIKE Hockey’s North American employees, approximately 74 percent, or approximately 550, are covered by three union collective bargaining agreements with three separate bargaining units, and all of Bauer NIKE Hockey’s approximately 210 non-immigrant employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 2003 through 2005. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 25, 2003 are as follows:

Philip H. Knight, Chief Executive Officer, Chairman of the Board, and President — Mr. Knight, 65, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to present. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 45, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Thomas E. Clarke, President of New Ventures — Dr. Clarke, 52, a director since 1994, joined the Company in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

Wesley A. Coleman, Vice President, Global Human Resources — Mr. Coleman, 53, has been employed by Nike since 2002 in his current role. Prior to joining Nike, he held a number of Human Resource positions over a 20-year period with S.C. Johnson and Sons, Inc., including Vice President HR, North America and Vice President HR, Asia/Pacific.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 47, has been employed by NIKE since February 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in June 2000, and President of the NIKE Brand in March 2001.

Gary M. DeStefano, President of USA Operations — Mr. DeStefano, 46, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in March 1997, and President of USA Operations in March 2001.

Trevor Edwards, Vice President, Global Brand Management — Mr. Edwards, 40, joined the Company in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, US Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in November 2002.

Mindy F. Grossman, Vice President of Global Apparel — Ms. Grossman, 45, joined NIKE in October 2000. Prior to joining NIKE, she was President and Chief Executive Officer of Polo Jeans Company/Ralph Lauren, a division of Jones Apparel Group, Inc. from 1995 to 2000. Prior to that, Ms. Grossman was Vice President of New Business Development at Polo Ralph Lauren Corp. from 1994 to 1995, President of The Warnaco Group Inc. Chaps Ralph Lauren division, and Senior Vice President of The Warnaco Group Inc. Menswear division from 1991 to 1994.

P. Eunan McLaughlin, Vice President, Asia Pacific — Mr. McLaughlin, 45, joined NIKE as Director of Sales, NIKE Europe in February 1999, was appointed Vice President Commercial Sales and Retail in February 2000, and became Vice President, Asia Pacific in June 2001. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996 Mr. McLaughlin held various positions with Mars, Inc. in Finance, Sales, Marketing and General Management.

D. Scott Olivet, Vice President, NIKE Subsidiaries and New Business Development — Mr. Olivet, 41, joined NIKE in August 2001. Prior to joining NIKE, he was a Senior Vice President of Gap Inc., responsible for real estate, store design, and construction across Gap, Banana Republic, and Old Navy brands from 1998 to 2001. Prior to that, Mr. Olivet was employed by Bain & Company, an international strategic consulting firm from 1984 to 1998 (a Partner from 1993 to 1998). In addition to direct client work, Mr. Olivet was the leader of the firm’s worldwide practice in organizational effectiveness and change management.

Mark G. Parker, President of the NIKE Brand — Mr. Parker, 47, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in March 2001.

Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 39, joined the Company in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in June 2001.

Lindsay D. Stewart, Vice President and Chief of Staff, and Secretary — Mr. Stewart, 56, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in March 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

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

Roland P. Wolfram, Vice President, Global Operations & Technology — Mr. Wolfram, 43, joined NIKE as Vice President, Strategic Planning in November 1998, and was appointed Vice President, Global Operations & Technology in February 2002. Prior to NIKE, Mr. Wolfram was Vice President and General Manager of Pacific Bell Video Services. From 1992 to 1993 he was director of the desktop products group for Compression Labs, Inc.

Item 2.    Properties

Following is a summary of principal properties owned or leased by NIKE. Our leases expire at various dates through the year 2034.

U.S. Administrative Offices:

    Beaverton, Oregon (10 locations) — 9 leased

    Memphis, Tennessee (2 locations) — 1 leased

    Yarmouth, Maine

    Charlotte, North Carolina — leased

    Greenland, New Hampshire — leased

    Costa Mesa, California — leased

International Administrative Offices:

    Europe (30 locations) — 29 leased

    Africa — leased

    Asia Pacific (19 locations) — leased

    Canada (2 locations) — leased

    Latin America (5 locations) — leased

    Australia — leased

Sales Offices and Showrooms:

    United States (22 locations) — leased

    Europe (53 locations) — leased

    Africa — leased

    Asia Pacific (26 locations) — leased

    Canada (2 locations) — leased

    Latin America (2 locations) — leased

Distribution Facilities:

    Greenland, New Hampshire — leased

    Wilsonville, Oregon

    Memphis, Tennessee (2 locations) — 1 leased

    Costa Mesa, California — leased

    Europe (4 locations) — leased

    Asia Pacific (24 locations) — 12 leased

    Canada (2 locations) — leased

    Latin America (2 locations) — leased

    Africa — leased

    Australia — leased

International Production Offices:

    Europe (2 locations) — leased

    Latin America (2 locations) — leased

    Asia Pacific (10 locations) — leased

    Turkey — leased

Manufacturing Facilities:

    United States (3 locations) — 1 leased

    Europe (2 locations) — 1 leased

    Asia Pacific — leased

    Canada (3 locations) — leased

Retail Outlets:

    United States (161 locations) — 158 leased

    Europe (46 locations) — leased

    Asia Pacific (106 locations) — leased

    Latin America (16 locations) — leased

    Canada (7 locations) — leased

Item 3.    Legal Proceedings

Except as described below, there are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

The Company and certain of its officers and directors were named as defendants in four substantially identical securities class actions filed in the U.S. District Court for the District of Oregon on March 9, 14, 20, and

April 4, 2001. On July 23, 2001, the cases were consolidated as In re NIKE, Inc. Securities Litigation, CV-01-332-K. The consolidated amended complaint sought unspecified damages on behalf of a purported class consisting of purchasers of the Company’s stock during the period December 20, 2000 through February 26, 2001. Plaintiffs allege that the defendants made false and misleading statements about the Company’s actual and expected business and financial performance in violation of federal securities laws. Plaintiffs further allege that certain individual defendants sold Company stock while in possession of material non-public information. In January 2002, the Court dismissed this action with leave to amend. On February 25, 2002, plaintiffs filed an amended complaint extending the purported class period to June 29, 2000 through February 26, 2001 and containing the essential allegations. On or about October 18, 2002, the Company and the individual defendants reached an agreement with the plaintiffs to resolve and release all claims asserted in the litigation in exchange for the payment of $8.9 million, which was funded by the Company’s directors and officers liability insurers. The stipulation of settlement dated as of October 18, 2002 provided that the Company and the individual defendants denied any liability or wrongdoing, and the claims were being settled to avoid the uncertainties, burdens and expense of further litigation. On February 24, 2003, the U.S. District Court for the District of Oregon issued an order granting final approval of the settlement and entered judgment dismissing the case with prejudice.

Another related shareholder derivative lawsuit, Metivier v. Denunzio, et al., 0104-04339, was filed in the Multnomah County Circuit Court of the State of Oregon on April 26, 2001. The state derivative suit was brought by a Company shareholder, allegedly on behalf of the Company, against certain directors and officers of the Company. The derivative plaintiff alleges that these officers and directors breached their fiduciary duties to the Company by making or causing to be made alleged misstatements about the Company’s actual and expected financial performance while certain officers and directors sold Company stock and by allowing the Company to be sued in the shareholder class action. The derivative plaintiff seeks unspecified damages and disgorgement of profits on the sale of Company stock. On July 25, 2001, the Court entered a stipulation and order abating the action until further notice. On or about February 11, 2003, the parties stipulated to an order vacating the order of abatement. On February 14, 2003, the derivative plaintiff filed a first amended complaint reiterating and expanding upon his original allegation, and naming additional officers and directors as defendants. On March 31, 2003, the Company filed a motion to dismiss the first amended complaint for failure to make or excuse a demand on the Company’s Board of Directors. The Company’s motion to dismiss was denied by the Court on June 30, 2003. Based on the available information we do not currently anticipate that the action will have a material financial impact. We believe the claims are without merit, and we intend to vigorously defend against them.

Another related shareholder derivative lawsuit, Lendman v. Knight, et al., CV-01-1153-AS, was filed in the U.S. District Court for the District of Oregon on July 26, 2001. The federal derivative complaint is not materially different from the original complaint in the state derivative action. It alleges substantially similar causes of action and seeks substantially similar remedies. The federal derivative action was served on the Company and the individual defendants on December 13, 2001 and was also stayed pending the outcome of In re NIKE, Inc. Securities Litigation on December 13, 2001. On May 30, 2003, the Court entered an order of administrative dismissal dismissing the case without prejudice.

In accordance with the Company’s Articles of Incorporation and Bylaws, and in accordance with indemnity agreements between the Company and the directors and officers named in the above legal actions, the Company has agreed to indemnify these individuals and assume their defense in these actions.

The Company and certain of its officers were named as defendants in a lawsuit, Kasky v. NIKE, Inc. et al., No. 994446, filed in 1998 in San Francisco County Superior Court. Plaintiff brought the action under the California Business and Professions Code alleging that statements made by the Company in response to criticism about labor practices in factories making its products were false or misleading. Plaintiff seeks injunctive relief and restitution of profits earned from the alleged violations of the California Code. The claims were dismissed by the Superior Court, with the court concluding that the alleged statements, if made, were protected speech as part of a public debate under the First Amendment to the United States Constitution. Plaintiff appealed the Superior Court ruling to the California Court of Appeals, which court affirmed the ruling of the lower court. Plaintiff sought review in the California Supreme Court, which, on May 2, 2002, overturned the lower court rulings by a four to three vote. The California Supreme Court made no ruling on the merits of plaintiff’s contention that the Company had made false or misleading statements, but concluded that the alleged statements were commercial speech and not entitled to the full protection of the First Amendment of the United States Constitution. The Company filed a petition for rehearing before the California Supreme Court, which was denied on July 31, 2002. The Company petitioned the United States Supreme Court for certiorari, which was granted. The United States Supreme Court recently dismissed our petition for review, causing the case to return to the California Superior Court. The Court stated that further development of the case before review by the United States Supreme Court was needed. We expect that the case will now proceed through the California court system with discovery, motions and perhaps trial in the same fashion as other cases proceed through the courts. Ordinary discovery and much motion practice have not occurred in the trial court. The California Supreme Court noted that the Company’s legal challenges to the case other than the one it ruled on remain open for consideration. Based on information currently available, we do not anticipate that the action will have a material financial impact.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2003 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange and trades under the symbol NKE. At July 25, 2003, there were 19,198 holders of record of our Class B Common Stock and 23 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

We refer to the table entitled “Selected Quarterly Financial Data” in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2003 and 2002 fiscal years.

Item 6.    Selected Financial Data

	Financial History
	2003	2002	2001	2000	1999
	(In millions, except per share data, financial ratios and number of shareholders)
Year Ended May 31,
Revenues	$10,697.0	$9,893.0	$9,488.8	$8,995.1	$8,776.9
Gross margin	4,383.4	3,888.3	3,703.9	3,591.3	3,283.4
Gross margin %	41.0%	39.3%	39.0%	39.9%	37.4%
Restructuring charge, net	—	—	0.1	(2.5)	45.1
Income before accounting change	740.1	668.3	589.7	579.1	451.4
Cumulative effect of change in accounting principle	266.1	5.0	—	—	—
Net income	474.0	663.3	589.7	579.1	451.4
Basic earnings per common share:
Income before accounting change	2.80	2.50	2.18	2.10	1.59
Cumulative effect of change in accounting principle	1.01	0.02	—	—	—
Net income	1.79	2.48	2.18	2.10	1.59
Diluted earnings per common share:
Income before accounting change	2.77	2.46	2.16	2.07	1.57
Cumulative effect of change in accounting principle	1.00	0.02	—	—	—
Net income	1.77	2.44	2.16	2.07	1.57
Average common shares outstanding	264.5	267.7	270.0	275.7	283.3
Diluted average common shares outstanding	267.6	272.2	273.3	279.4	288.3
Cash dividends declared per common share	0.54	0.48	0.48	0.48	0.48
Cash flow from operations	917.4	1,081.5	656.5	699.6	941.4
Price range of common stock
High	57.85	63.99	59.438	64.125	65.500
Low	38.53	40.81	35.188	26.563	31.750

At May 31,
Cash and equivalents	$634.0	$575.5	$304.0	$254.3	$198.1
Inventories	1,514.9	1,373.8	1,424.1	1,446.0	1,170.6
Working capital	2,664.7	2,321.5	1,838.6	1,456.4	1,818.0
Total assets	6,713.9	6,440.0	5,819.6	5,856.9	5,247.7
Long-term debt	551.6	625.9	435.9	470.3	386.1
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	3,990.7	3,839.0	3,494.5	3,136.0	3,334.6
Year-end stock price	55.99	53.75	41.100	42.875	60.938
Market capitalization	14,758.8	14,302.5	11,039.5	11,559.1	17,202.2

Financial Ratios:
Return on equity	18.9%	18.2%	17.8%	17.9%	13.7%
Return on assets	11.3%	10.9%	10.1%	10.4%	8.5%
Inventory turns	4.4	4.3	4.0	4.1	4.3
Current ratio at May 31	2.3	2.3	2.0	1.7	2.3
Price/Earnings ratio at May 31 (Diluted before accounting change)	20.2	21.8	19.0	20.7	38.8

The Company’s Class B Common Stock is listed on the New York and Pacific Exchanges and trades under the symbol NKE. At May 31, 2003, there were approximately 127,000 shareholders of Class A and Class B common stock.

Financial Highlights

	Year Ended May 31,
	2003	2002	% CHG
	(In millions, except per share data and financial ratios)
Revenues	$10,697.0	$9,893.0	8%
Gross margin	4,383.4	3,888.3	13%
Gross margin %	41.0%	39.3%
Income before accounting change	740.1	668.3	11%
Basic earnings per common share before accounting change	2.80	2.50	12%
Diluted earnings per common share before accounting change	2.77	2.46	13%
Return on equity	18.9%	18.2%
Stock price at May 31	55.99	53.75	4%

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2003	2002	2003	2002	2003	2002	2003	2002
	(Unaudited)
	(In millions, except per share data and financial ratios)
Revenues	$2,796.3	$2,613.7	$2,514.7	$2,336.8	$2,400.9	$2,260.3	$2,985.1	$2,682.2
Gross margin	1,157.1	1,028.9	1,010.1	895.4	976.0	883.5	1,240.2	1,080.5
Gross margin %	41.4%	39.4%	40.2%	38.3%	40.7%	39.1%	41.5%	40.3%
Income before accounting change	217.2	204.2	152.0	129.3	124.7	126.3	246.2	208.5
Basic earnings per common share before accounting change	0.82	0.76	0.57	0.48	0.47	0.47	0.93	0.78
Diluted earnings per common share before accounting change	0.81	0.75	0.57	0.48	0.47	0.46	0.92	0.77
Net income (loss)	(48.9)	199.2	152.0	129.3	124.7	126.3	246.2	208.5
Average common shares outstanding	265.3	268.6	264.7	268.1	263.9	268.4	264.0	266.9
Diluted average common shares outstanding	269.1	271.6	267.5	271.6	266.7	273.4	267.6	272.0
Cash dividends declared per common share	0.12	0.12	0.14	0.12	0.14	0.12	0.14	0.12
Price range of common stock
High	57.85	51.28	48.23	53.55	48.43	61.00	56.56	63.99
Low	40.50	40.81	38.53	42.26	41.19	52.31	45.51	52.75

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations following are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

In some instances, we ship product directly from our supplier to the customer. In these cases, we recognize revenue when the product is delivered to and accepted by the customer. Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

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

Inventory Reserves

We also make ongoing estimates relating to the net realizable value of inventories, based upon our assumptions about future demand and market conditions. If we estimate that the net realizable value of our inventory is less than the cost of the inventory recorded on our books, we record a reserve equal to the difference between the cost of the inventory and the estimated net realizable value. This reserve is recorded as a charge to cost of sales. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of sales.

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

Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). We record selling and administrative expense for these amounts when the endorser achieves the specific goal.

Certain contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when we determine that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser’s athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

Certain contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in cost of sales as the related sales are made. In certain contracts, we offer minimum guaranteed royalty payments. For contractual obligations for which we estimate that we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in selling and administrative expense uniformly over the remaining guarantee period.

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

When events or circumstances indicate that the carrying value of property, plant and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded as other expense. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Goodwill and Other Intangible Assets

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) effective for the first quarter of fiscal 2003. In accordance with FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead measured for impairment at least annually or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods.

As discussed further below, upon adoption of FAS 142, we recorded an impairment charge related to goodwill and other indefinite-lived intangible assets of $266.1 million. This charge is shown on our consolidated statement of income as the cumulative effect of accounting change. In future periods, any goodwill impairment charges would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and cumulative effect of accounting change. Other indefinite-lived intangible asset impairment charges would be classified as other expense.

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

Hedge Accounting for Derivatives

We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other income/expense during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

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

In addition, we have not recorded U.S. income tax expense for foreign earnings that we have declared as indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be indefinitely  reinvested offshore.

We take a conservative approach in determining the amount of foreign earnings to declare as reinvested offshore. As required by U.S. generally accepted accounting principles, the presumption is that such earnings will be repatriated in the future. We carefully review all factors that drive the ultimate disposition of such foreign earnings, and apply stringent standards to overcoming the presumption of repatriation. Despite this conservative approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined that amounts were no longer indefinitely reinvested offshore. Conversely, our conservative approach may result in accumulated foreign earnings (for which U.S. income taxes have been provided) being determined in the future to be indefinitely reinvested offshore. In this case, our income tax expense would be reduced in the year of such determination.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense during the period in which the actual loss or change in estimate occurred.

Results of Operations

Fiscal 2003 Compared to Fiscal 2002

•	Revenues increased 8% to $10.7 billion, the highest annual revenues in the history of NIKE.

•	Income before the cumulative effect of an accounting change increased to $740.1 million from $668.3 million in the prior year, an increase of 11%. After the effect of the accounting change, net income declined 29% from $663.3 million to $474.0 million.

•	Diluted earnings per share before the effect of the accounting change increased by 13%, from $2.46 to $2.77. After the effect of the accounting change, diluted earnings per share declined 27%.

•	Gross margins increased as a percentage of revenues from 39.3% to 41.0% in fiscal 2003.

•	Selling and administrative expense increased as a percentage of revenues to 29.3% from 28.5% in the prior year.

Revenue growth in our international regions drove the 8% increase in consolidated revenues in fiscal 2003 as compared to fiscal 2002. Changes in currency exchange rates, primarily the euro, were responsible for 4% of the consolidated revenue growth.

Our largest international region, Europe, Middle East and Africa (EMEA), reported 20% revenue growth in fiscal 2003 compared to fiscal 2002. This growth reflected a 15 percentage point improvement due to changes in currency exchange rates. Growth in the emerging markets in Central and Eastern Europe was the key driver of the balance of the increase, as our distribution continued to expand in these markets and customer demand increased. Excluding the effect from changes in currency exchange rates, each of our EMEA business units, footwear, apparel, and equipment, delivered revenue growth versus the prior year.

EMEA pre-tax income grew from $422.4 million in fiscal 2002 to $533.0 million in fiscal 2003. Higher revenues and improved gross margins drove the increase, more than offsetting incremental selling and administrative costs.

In Asia Pacific, revenues increased 19% in fiscal 2003; five percentage points of this growth were due to changes in currency exchange rates. Excluding the benefit from changes in currency exchange rates, sales in each Asia Pacific business unit grew in fiscal 2003, as did sales in almost every country of the region, particularly Japan and Korea, driven primarily by heightened consumer demand for our products following the 2002 World Cup and our related marketing campaign, and China, driven primarily by an expansion of retail distribution of our products.

Pre-tax income for the Asia Pacific region increased from $216.2 million in fiscal 2002 to $295.0 million in fiscal 2003. This increase reflected higher revenues and improved gross margins that more than offset higher selling and administrative costs.

In the Americas region, fiscal 2003 revenues decreased 7% compared to fiscal 2002, reflecting higher sales in local currencies that were more than offset by a 15 percentage point decline due to changes in currency exchange rates. This currency exchange impact was due to weaker currencies in the Latin American markets, partially offset by the stronger Canadian dollar. Excluding the currency exchange rate impact, the region experienced sales growth in the footwear and equipment business units slightly offset by a small percentage decrease in the apparel business unit. On a geographic basis, excluding currency exchange rate impacts, the region experienced sales growth in Brazil, Argentina, and Mexico, reflecting stronger consumer demand. The sales growth in Argentina reflected a rebound since fiscal 2002 when that country underwent an economic crisis.

Pre-tax income for the Americas region grew from $92.1 million in fiscal 2002 to $96.3 million in fiscal 2003. Pre-tax income improved despite lower reported revenues primarily due to an improved gross margin percentage.

In the U.S. region, revenues were down slightly in fiscal 2003, at $4,658.4 million versus $4,669.6 million in fiscal 2002. U.S. footwear revenues were down 4%, more than offsetting sales growth in U.S. apparel and equipment. U.S. apparel sales increased $95.3 million dollars, primarily driven by increased consumer demand for team licensed apparel. Lower revenues in the footwear business unit were largely the result of a significant change in our U.S. footwear distribution.

During fiscal 2003, we began a realignment of our U.S. footwear distribution to address the changing retail marketplace, including our largest customer’s (Foot Locker) reduction in emphasis on premium footwear in its offerings. The objectives of this realignment are to improve the presentation and profitability of the NIKE brand in the U.S. As a result of changes in both Foot Locker’s orders and our product offerings to this account, our fiscal 2003 sales to Foot Locker in the U.S. were significantly below the level of fiscal 2002. At the same time, we expanded the premium products available to other athletic specialty and independent retailers that focus on premium footwear offerings, increasing sales to these accounts significantly.

Based upon U.S. futures orders scheduled for delivery through December 2003, we expect that U.S. footwear revenues will remain below prior year levels at least through the first half of fiscal 2004. In the short term, we do not expect to fully offset the revenue decline from Foot Locker in the U.S., and the amounts of future sales to Foot Locker are uncertain. However, we believe the NIKE brand continues to enjoy strong consumer demand and that we will successfully realign our distribution to fulfill consumers’ demand for our products and generate profitable revenue growth.

Our unit sales of footwear in the U.S. increased slightly as compared to fiscal 2002. However, this volume increase was more than offset by a decline in the average price per pair of footwear sold. The reduction in average price per pair in fiscal 2003 versus fiscal 2002 reflected a higher percentage of sales of classic footwear and kids’ models, which have a lower average price than our more complex adult performance models. Based upon futures orders, average price per pair ordered by customers for delivery in the first quarter of fiscal 2004 was slightly below the prior year, but the average price per pair increased for second quarter orders.

U.S. region pre-tax income increased from $956.0 million in fiscal 2002 to $957.5 million in fiscal 2003. Pre-tax income improved, despite lower revenues and higher selling and administrative expense, due to improved gross margins.

Other revenues include revenues from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Hurley International LLC, and NIKE Golf. In fiscal 2003, we began managing the NIKE Golf operations in our largest golf markets separately from our regional businesses. As a result, beginning in the first quarter of fiscal 2003, revenues and pre-tax income for these businesses have been excluded from the regional results and reported in the Other category. This NIKE Golf information for fiscal 2002 and fiscal 2001 has been reclassified in this Form 10-K to conform to the fiscal 2003 presentation.

Other revenues grew 12% in fiscal 2003 compared to fiscal 2002. The addition of revenues from our Hurley business, purchased in the fourth quarter of fiscal 2002, drove the increase in Other revenues.

Other pre-tax income declined from $56.8 million in fiscal 2002 to $18.9 million in fiscal 2003. Reduced profitability at NIKE Golf drove this decline, reflecting significantly weaker demand in the U.S. golf market versus fiscal 2002 and start-up issues we experienced at a third-party distribution facility. We expect that demand in the U.S. for golf products throughout the industry and for our business may remain weak in the near term due to the current slowdown of the U.S. economy.

The breakdown of revenues follows:

	Fiscal 2003	Fiscal 2002	FY03 vs. FY02 % CHG	Fiscal 2001	FY02 vs. FY01 % CHG
	(Dollars in millions)
USA Region
Footwear	$3,019.5	$3,135.5	(4)%	$3,167.4	(1)%
Apparel	1,351.0	1,255.7	8%	1,207.9	4%
Equipment	287.9	278.4	3%	273.6	2%

Total USA	4,658.4	4,669.6	—	4,648.9	—

EMEA Region
Footwear	1,896.0	1,543.8	23%	1,415.7	9%
Apparel	1,133.1	977.9	16%	961.0	2%
Equipment	212.6	174.8	22%	176.3	(1)%

Total EMEA	3,241.7	2,696.5	20%	2,553.0	6%

Asia Pacific Region
Footwear	732.4	640.2	14%	617.5	4%
Apparel	499.3	403.3	24%	356.1	13%
Equipment	127.1	98.7	29%	91.5	8%

Total Asia Pacific	1,358.8	1,142.2	19%	1,065.1	7%

Americas Region
Footwear	337.3	359.1	(6)%	355.2	1%
Apparel	148.1	167.1	(11)%	152.1	10%
Equipment	41.6	41.9	(1)%	31.8	32%

Total Americas	527.0	568.1	(7)%	539.1	5%

	9,785.9	9,076.4	8%	8,806.1	3%

Other	911.1	816.6	12%	682.7	20%

Total Revenues	$10,697.0	$9,893.0	8%	$9,488.8	4%

This discussion includes disclosure of “pre-tax income” for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 17 — Operating Segments and Related Information in the attached Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from June 2003 to November 2003 were 5.0% higher than such orders reported in the comparable period of fiscal 2002. Five points of this reported increase were due to changes in currency exchange rates versus the same period last year. On our June 26, 2003 press release, we reported that worldwide futures and advance orders for this period were up 4.4% as compared to last year and that futures and advance orders in the U.S. were down 10% as compared to last year. Our futures program permits changes to orders for a short period of time following the order deadline. Such changes to U.S. orders, most notably additional orders of footwear from Foot Locker, increased the growth in worldwide futures for the June to November period by 0.6 percentage points, to 5.0%, and reduced the decrease in U.S. orders from 10% to 9%. These orders were for footwear consistent with our distribution realignment strategy discussed above. The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment,

U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, NIKE Golf, Hurley, and retail sales across all brands.

In fiscal 2003, our consolidated gross margin percentage improved 1.7 points as compared to fiscal 2002, from 39.3% to 41.0%. Significant factors contributing to the improved gross margin percentage were as follows:

(1)	Product cost reductions resulting from our global initiatives to improve efficiency and reduce materials costs.

(2)	A higher mix of sales of classic footwear models which are generally more profitable than our more complex performance models.

Lower pricing of NIKE Golf products as a result of market conditions discussed above partially offset these positive margin drivers. Changes in currency exchange rates did not have a material impact on our gross margin percentage in fiscal 2003 as the benefit of stronger hedge rates in some currencies was offset by weaker hedge rates in other currencies. A significant portion of product purchases for fiscal 2004 are already hedged and we expect that changes in year-over-year hedge rates will have a net positive effect on our gross margin percentage in fiscal 2004, as the benefits of stronger euro hedge rates more than offset weaker hedge rates in other currencies.

Selling and administrative expense increased as a percentage of revenues from 28.5% in fiscal 2002 to 29.3% in fiscal 2003. Both demand creation and operating overhead expense increased as a percentage of revenues. Demand creation expense grew from $1,027.9 million in fiscal 2002 to $1,168.6 million in fiscal 2003. Higher costs incurred in the EMEA region drove the growth in demand creation expense, reflecting, 1) a stronger euro currency exchange rate compared to the U.S. dollar, which resulted in higher U.S. dollar expenses for costs that are euro-denominated, 2) our new endorsement agreement with the Manchester United soccer team that became effective in August 2002, and 3) costs of our World Cup marketing campaign incurred in the first quarter of fiscal 2003. Higher demand creation expenses were also incurred in the Asia Pacific and Americas regions due to the World Cup marketing campaign. We also increased demand creation spending in the U.S. in order to drive continued consumer demand for footwear while we realign our distribution to retail customers.

Operating overhead increased from $1,792.5 million in fiscal 2002 to $1,969.0 million in fiscal 2003. Major drivers of this increase were the stronger euro exchange rate, incremental costs related to our on-going development of systems and processes supporting our worldwide supply chain, (primarily reflected in the corporate line in our segment presentation of pre-tax income in Note 17 — Operating Segments and Related Information), investments in headcount for our NIKE Golf business, the addition of Hurley overhead costs beginning in the fourth quarter of fiscal 2002, and overhead costs of additional retail stores in EMEA and Asia Pacific.

As part of our worldwide supply chain initiative, we implemented new systems in the EMEA region in fiscal 2003. Prior to the EMEA region implementation, we implemented new systems and processes for certain global functions and for our U.S. and Canadian businesses. Over the next few years, we will continue to enhance and refine the systems and processes in the U.S., EMEA and Canada as well as implement our new supply chain platform in the remaining countries in which we operate. Over this time period, operating overhead expense will continue to include costs of the supply chain initiative as well as costs for supporting our existing system infrastructure for those businesses where we have not yet implemented the new systems. This initiative is intended to improve revenue (by increasing our ability to respond to market conditions), margins (by lowering close-outs and distribution costs) and cash flow (by reducing inventories). In the U.S., where the new systems have been in place for over a year, we have begun to see improvements in several key performance measures. The ultimate level of benefit, if any, to revenues, margins, and cash flows will not be known until the new systems and processes have been implemented in the remaining countries in which we operate and globally integrated over the next few years.

Interest expense decreased from $47.6 million in fiscal 2002 to $42.9 million in fiscal 2003, a decline of 10%. The decrease reflected both lower interest rates and lower average debt levels, as we have used cash flow from operations to reduce total debt.

Other income/expense was net expense of $79.9 million compared to net expense of $3.0 million in fiscal 2002. Significant amounts included in other income/expense were interest income, profit sharing expense, goodwill amortization (fiscal 2002 only), and certain foreign currency gains and losses.

An increase in net foreign currency losses was the largest contributor to the increase in other expense versus last year. These foreign currency losses were primarily due to hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Note 17 — Operating Segments and Related Information. The hedge losses reflected that the euro has strengthened considerably since we entered into these hedge contracts. In fiscal 2003, net foreign currency losses in other income/expense were more than offset by favorable translation of foreign currency denominated profits. Our estimate of the net impact of these losses and the favorable translation is a $13 million addition to consolidated income before income taxes. Consistent with our existing policies, we have continued to hedge anticipated intercompany charges for fiscal 2004. Since the euro has continued to strengthen since these hedge contracts were executed, we expect to continue to incur some hedge losses in fiscal 2004. However, we expect the net impact of the hedge losses and the offsetting positive translation impact will result in a net benefit to fiscal 2004 consolidated net income versus the prior year.

Our fiscal 2003 effective tax rate was 34.1%, relatively consistent with the fiscal 2002 effective rate of 34.3%.

Included in fiscal 2003 net income was a $266.1 million charge for the cumulative effect of implementing FAS 142. This charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. In addition, the adoption of this accounting standard resulted in a reduction to goodwill and intangible asset amortization of $13.1 million as compared to fiscal 2002. See the accompanying Notes to Consolidated Financial Statements (Note 4 — Identifiable Intangible Assets and Goodwill) for further information.

Fiscal 2002 Compared to Fiscal 2001

•	Revenues increased 4% to $9.9 billion, compared to $9.5 billion in fiscal 2001.

•	Income before the cumulative effect of an accounting change increased to $668.3 million from $589.7 million in the prior year, an increase of 13%. After the effect of the accounting change, net income rose 12%.

•	Diluted earnings per share before the effect of the accounting change increased by 14%, from $2.16 to $2.46. After the effect of the accounting change, diluted earnings per share rose 13%.

•	Gross margins increased as a percentage of revenues to 39.3% from 39.0% in fiscal 2001.

•	Selling and administrative expense increased as a percentage of revenues to 28.5% from 28.3% in fiscal 2001.

•	Included in fiscal 2002 net income was a $5.0 million after-tax loss related to the cumulative effect of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

As discussed above, our fiscal 2002 and fiscal 2001 Nike Golf information has been reclassified to conform to the fiscal 2003 presentation. This presentation reflects significant NIKE Golf operations as a separate business in the Other category rather than within each of our geographical regions. The following discussion of fiscal 2002 results versus fiscal 2001 by region reflects this reclassification of NIKE Golf operations. This reclassification did not result in any change to our previously reported consolidated results, nor did it result in a significant change to the previously reported revenue and profitability trends in each of our regional businesses in fiscal 2002. This reclassification did result in significantly higher revenues and profits reported in the Other category.

In the U.S. region, revenues were flat in fiscal 2002 versus fiscal 2001, reflecting increased sales of apparel and equipment offset by decreased sales of footwear. The increased sales in apparel reflected higher demand for in-line products, particularly for NIKE brand and Brand Jordan basketball apparel, more than offsetting the effect of the expiration of our apparel license agreement with the National Football League in fiscal 2001. While in-line sales of footwear increased in fiscal 2002, particularly in the mid-range price segment, close-out sales decreased significantly. The reduction in close-out sales reflected both our efforts to limit the availability of close-out products in the marketplace (in order to build overall profitability) and relatively high levels of close-out sales in the last half of fiscal 2001 due to supply chain system disruptions. As in the apparel business, sales of NIKE brand and Brand Jordan basketball footwear products were the primary drivers of increased wholesale sales of in-line footwear during the year.

Despite revenues and selling and administrative expense being essentially consistent with fiscal 2001, U.S. pre-tax income increased from $905.0 million to $956.0 million, driven primarily by an improved gross margin percentage.

In fiscal 2002, revenues from our international regions grew 6% versus the prior year. Changes in currency exchange rates decreased the international region growth rate 6 percentage points and decreased our consolidated growth rate 3 percentage points. Fiscal 2002 reported revenues in EMEA increased by 6% over fiscal 2001, including a 4 percentage point decrease due to changes in currency exchange rates. Excluding the negative effect of currency exchange rates, EMEA revenues grew in each of our business units, footwear, apparel, and equipment and in almost every country in the region, reflecting increasing demand for NIKE brand products throughout EMEA.

EMEA pre-tax income grew 16% from $363.4 million to $422.4 million. Growth in revenues and a higher gross margin percentage drove the increase in pre-tax income.

In our Asia Pacific region, reported revenues grew 7%, including a 10 percentage point decrease due to changes in currency exchange rates. Asia Pacific revenues grew in each business unit and in almost every country in the region, with the largest growth coming from Japan, Korea, and China.

Pre-tax income for the Asia Pacific region increased from $184.4 million to $216.2 million. The increase in revenues and lower selling and administrative expense as a percentage of revenues drove the growth in pre-tax income, which was partially offset by a decline in gross margin percentage.

The Americas region reported revenues grew 5%, including a 7 percentage point decrease due to changes in currency exchange rates, despite a drop-off in sales in Argentina during the second half of fiscal 2002 as a result of the country’s economic crisis. Revenues in the Americas region grew in each of our business units, led by growth in Canada, Mexico, and Brazil.

Pre-tax income for the Americas region increased from $81.6 million to $92.1 million. The increase in revenues and lower selling and administrative expense as a percentage of revenues drove the growth in pre-tax income, which was partially offset by a decline in gross margin percentage.

In fiscal 2002, Other revenues, including revenues from Bauer NIKE Hockey, Cole Haan, Hurley, and NIKE Golf, increased 20% to $816.6 million, driven by growth in NIKE Golf. The Hurley acquisition did not have a significant impact on fiscal 2002 revenues since the acquisition did not occur until the last quarter of fiscal 2002.

Other pre-tax income declined from $74.2 million to $56.8 million, driven by a decline in profitability at Cole Haan. Despite slight revenue growth at Cole Haan during the year, pre-tax income declined due to relatively high discounting and inventory obsolescence as a result of depressed consumer demand in the wake of the September 11, 2001 terrorist attacks.

Our gross margin percentage improved from 39.0% in fiscal 2001 to 39.3% in fiscal 2002. Factors contributing to the improved gross margin percentage in fiscal 2002 were as follows:

(1)	Higher in-line pricing margins in EMEA, due to the effect of higher prices effective at the beginning of the fiscal year and sourcing and warehousing efficiencies, partially offset by the effect of weaker euro/U.S. dollar currency hedge rates relative to fiscal 2001.

(2)	Higher footwear margins in the U.S. due in part to lower product costs and lower transportation costs, as a result of both effective negotiations with shippers and lower air freight costs incurred. Relatively higher air freight costs were incurred in fiscal 2001 due to supply chain system problems.

(3)	A higher mix of in-line sales versus close-out sales of U.S. footwear, reflecting increased demand for in-line footwear and lower close-out sales as compared to fiscal 2001 as discussed above.

Selling and administrative expense increased as a percentage of revenues from 28.3% in fiscal 2001 to 28.5% in fiscal 2002. Operating overhead increased 6% in fiscal 2002. Significant drivers of the increased operating overhead included increased investment in our supply chain initiative, additional headcount to support our golf and European businesses due to business growth, additional expense for compensation programs tied to our profitability and stock performance, and costs for additional retail stores primarily in our EMEA and Asia Pacific regions.

Demand creation expense was $1,027.9 million in fiscal 2002 versus $998.2 million in fiscal 2001, which was consistent between years as a percentage of revenues. Our fiscal 2002 demand creation expense reflected incremental spending for our World Cup 2002 marketing campaign, which began in the fourth quarter of fiscal 2002.

Interest expense decreased 19%, from $58.7 million in fiscal 2001 to $47.6 million in fiscal 2002. The decrease reflected both lower interest rates and lower average debt levels, as we used cash flow from operations to reduce total debt.

Other income/expense was a net expense of $3.0 million in fiscal 2002 versus a net expense of $34.1 million in fiscal 2001. Significant amounts included in other income/expense included interest income, profit sharing expense, goodwill amortization, certain foreign currency gains and losses, and asset disposal gains/losses. Net other expense decreased between years as the fiscal 2001 amount included charges for contractual settlements that did not recur in fiscal 2002. In addition, fiscal 2002 other income/expense included credits related to the favorable resolution of some outstanding claims.

Our fiscal 2002 effective tax rate was 34.3% as compared to 36.0% in fiscal 2001. As required by U.S. generally accepted accounting principles, we do not accrue a U.S. tax liability on foreign earnings permanently invested offshore. The lower effective tax rate in fiscal 2002 is primarily the result of a larger amount of foreign earnings permanently invested offshore in fiscal 2002 than in fiscal 2001.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement requires that a liability for an asset retirement obligation be recognized at fair value in the period the obligation is incurred and the associated retirement costs be capitalized as part of the carrying amount of the related tangible long-lived asset. All provisions of this statement will be effective for the Company on June 1, 2003. We do not expect that the adoption of FAS 143 will have a material impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date an entity committed to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 are effective for any exit and disposal activities initiated after

December 31, 2002. We have not entered into any significant exit or disposal activities since the effective date of this rule. As such, FAS 146 has not had an impact on our consolidated financial position or results of operations, and no significant impact is expected in the foreseeable future.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective beginning with the third quarter of fiscal 2003.

In connection with various contracts and agreements, we provide routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise, and other items that fall under the scope of FIN 45. Currently, we have several such agreements in place. However, based on our historical experience and estimated probability of future loss, we have determined that the fair value of such indemnifications is not material. Hence, the adoption of FIN 45 has not had an impact on our consolidated financial position or results of operations, and no significant impact is expected in the foreseeable future.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation— Transition and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for us beginning with this fiscal 2003 annual report on Form 10-K. The annual impact of a change to the fair value model prescribed by FAS 123 has been disclosed in our previous 10-K filings, and the applicable disclosures in this report are in Note 1 and Note 10 of the Notes to Consolidated Financial Statements. At this time, we plan to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. We do not currently have any variable interest entities as defined in FIN 46. Accordingly, we do not expect the provisions of FIN 46 to affect our consolidated financial position or results of operations.

Liquidity and Capital Resources

Fiscal 2003 Cash Flow Activity

Cash provided by operations was $917.4 million in fiscal 2003, compared to $1,081.5 million in fiscal 2002. Our primary source of operating cash flow was income before the cumulative effect of an accounting change of $740.1 million. Operating cash flow decreased compared to the prior year due to increased investment in certain working capital components during fiscal 2003, including inventories. While a decline in inventory levels provided a source of cash during fiscal 2002, an increase in inventory levels during fiscal 2003 resulted in a use of cash, primarily due to our decision to purchase product for the U.S. “back-to-school” selling season earlier than we did last year in order to improve the timeliness of shipments to customers.

Cash used by investing activities during fiscal 2003 was $215.6 million, compared to $302.8 million invested during fiscal 2002. The most significant investing activities in both periods were expenditures for computer equipment and software related to our supply chain initiative and continued investment in NIKE-owned retail stores. Spending for both of these activities declined in fiscal 2003 as compared to fiscal 2002. Additionally, fiscal 2002 spending included our acquisition of all of the assets and substantially all of the liabilities of Hurley International LLC, an action sports and youth lifestyle brand company. Costs incurred for distribution center projects increased in fiscal 2003, the largest project being construction of a new storage building in Japan, with scheduled opening in the second half of fiscal 2004. During fiscal 2004, we will continue to make investments in systems improvements (most notably the supply chain initiative), retail expansion, and our worldwide distribution center facilities. Additionally, during the first quarter of fiscal 2004, we entered into an agreement to purchase Converse Inc., discussed further below.

Cash used by financing activities in fiscal 2003 was $605.2 million, up from $478.2 million in the prior year. This amount included uses of cash for dividends to shareholders, a net reduction in debt, and share repurchases. These uses of cash were partially offset by proceeds from the exercise of employee stock options.

The share repurchases were part of a $1.0 billion share repurchase program that began in fiscal 2001, after completion of a four-year, $1.0 billion program in fiscal 2000. In fiscal 2003, we repurchased 4.0 million shares of NIKE’s Class B common stock for $191.0 million. To date, under the current program, we have purchased a total of 12.3 million shares of NIKE’s Class B common stock for $585.7 million. We expect to continue to fund the current program from operating cash flow. The timing and the ultimate amount of shares purchased under the program will be dictated by our capital needs and stock market conditions.

Long-term Financial Obligations and Other Commercial Commitments

Our significant long-term contractual obligations as of May 31, 2003 and significant endorsement contracts entered into through the date of this report are as follows:

	Cash Payments Due During the Year Ended May 31,
Description of Commitment	2004	2005	2006	2007	2008	Thereafter	Total
	(In millions)
Operating Leases	$188.9	149.6	129.5	111.1	92.2	505.6	$1,176.9
Long-term Debt	205.7	5.9	5.9	255.9	30.9	227.5	731.8
Endorsement Contracts	338.6	292.1	247.2	230.7	129.1	204.7	1,442.4
Other	25.5	9.5	2.5	1.4	1.2	0.2	40.3

The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts will likely be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements in future periods. Actual payments under some contracts may also be lower as a limited number of contracts include provisions for reduced payments if athlete performance declines in future periods.

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

An outsourcing contractor provides us with information technology operations management services through 2006. The amount of the payments in future years depends on our level of monthly use of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2003, we would be required to provide the contractor with four months’ notice and pay a termination fee of $32.7 million. Our monthly payments to the contractor currently are approximately $6 million.

We also have the following outstanding short-term debt obligations as of May 31, 2003. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2003
(In millions)
Notes payable, due at mutually agreed-upon dates, generally ninety days from issuance or on demand	$75.4
Payable to Nissho Iwai American Company (NIAC) for the purchase of inventories, generally due sixty days after shipment of goods from a foreign port	$49.6

As of May 31, 2003, letters of credit of $704.4 million were outstanding, primarily for the purchase of inventory. All letters of credit generally expire within one year.

On July 9, 2003, we entered into an agreement to purchase all of the equity shares of Converse Inc., a widely recognized footwear company based in Massachusetts, for $305 million cash. Prior to closing, this transaction is subject to regulatory review, including U.S. government review under the Hart-Scott-Rodino Premerger Notification Act. If the acquisition is completed, we do not expect it will have a significant effect on our liquidity, results of operations or financial position in the short term. While we do expect a positive impact on our long-term profitability from this acquisition, we cannot reasonably estimate this impact at this time.

Capital Resources

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which $1.0 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. During fiscal 2003, we issued a total of $90 million in notes under the medium-term note program. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For each of the notes, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the three-month or six-month London Inter Bank Offering Rate (LIBOR) plus a spread. Each swap has the same notional amount and maturity date as its respective note. After issuance of these notes, $410.0 million remains available to be issued under our medium note program, and another $500.0 million remains available to be issued under our shelf registration statement. We may issue additional notes under the shelf registration in fiscal 2004 depending on working capital general corporate needs.

As of May 31, 2003, we had a total of $1.0 billion available under two committed credit facilities in place with a group of banks, and we currently have no amounts outstanding under either facility. The first facility is a $500.0 million, 364-day facility that will mature on November 14, 2003 and can be extended 364 days on each maturity date. The second facility is a $500.0 million, multi-year facility that matures on November 17, 2005, and once a year it can be extended for one additional year. Both of these facilities have been in place since fiscal 2001. During fiscal 2003, upon renewal in November 2002, the 364-day facility was reduced from $600.0 million to $500.0 million. Based on our current long-term senior unsecured debt ratings of A and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings on the 364-day facility would be the prevailing LIBOR plus 0.24%, and the interest rate charged on any outstanding borrowings on the multi-year facility would be the prevailing LIBOR plus 0.22%. The facility fees for the 364-day facility and the multi-year facility are 0.06% and 0.08%, respectively, of the total commitment.

If our long-term debt rating were to decline, the facility fees and interest rates under our committed credit facilities would increase. Conversely, if our long-term debt rating were to improve, the facility fees and interest rates would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. However, under these committed credit facilities, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum ratio of net worth to indebtedness. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2003, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2003 and $338.3 million outstanding at May 31, 2002. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Dividends per share of common stock for fiscal 2003 were $0.54, compared to $0.48 in fiscal 2002. We have paid a dividend every quarter since February 1984. We review our dividend policy from time to time; however, based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend in the foreseeable future.

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

When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2003 we had forward contracts hedging anticipated transactions that will be recognized in as many as 18 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our European and Japanese subsidiaries. We use forward contracts and cross-currency swaps to hedge foreign currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in European currencies, Japanese yen, Canadian dollars, Korean won, Mexican pesos and Australian dollars.

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

We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only, and hence does not include the impact of such rate fluctuations on the underlying based transactions that are anticipated transactions, firm commitments, cash balances and accounts and loans receivable and payable denominated in foreign currencies from the VaR calculation, including those which are hedged by these instruments.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $21.0 million and $13.7 million at May 31, 2003 and May 31, 2002, respectively. The increase in VaR as of May 31, 2003 occurred due to the effect of currency volatility on existing trades on the May 31, 2003 VaR computation versus the effect of currency volatility on existing trades on the May 31, 2002 VaR computation. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $43.3 million and $42.9 million for fiscal 2003 and fiscal 2002, respectively.

Details of other market-sensitive financial instruments and derivative financial instruments not included in the VaR calculation above are provided in the table below, except the interest rate swaps which are described below. These instruments include intercompany loans denominated in foreign currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt, cross-currency swaps, and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. We have excluded the cross-currency swaps from the foreign exchange risk category because these instruments eliminate all foreign currency exposure in the cash flows of a euro denominated intercompany loan. We have included these cross-currency swaps in the interest rate risk category but excluded the related intercompany loan from this category because the intercompany interest eliminates in consolidation. For the cross-currency swaps the table presents both the euro swap payable and U.S. dollar swap receivable and the respective pay and receive interest rates. All information is presented in millions of U.S. dollars, except interest rates.

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

There were no significant changes in debt or cross-currency swap market risks during fiscal 2003. The U.S. dollar fair values of intercompany loans denominated in foreign currencies was $649.4 million at May 31, 2002, which is the same as the carrying values of the loans prior to their elimination. The U.S. dollar fair value of the fixed rate Japanese yen denominated debt that was outstanding at May 31, 2002 was $207.4 million versus a carrying value of $181.4 million at that date. The U.S. dollar fair values of the fixed rate U.S. dollar denominated debt, the euro swap payable and the U.S. dollar swap receivable as of May 31, 2002 were $516.5 million, $196.2 million and $267.9 million, respectively, versus carrying values of $499.8 million, $188.8 million and $250.0 million, respectively, at that date.

In fiscal 2002 we issued a $250 million long-term fixed-rate corporate bond which matures in August 2006. In fiscal 2003, we issued an additional $90 million in long-term fixed-rate corporate bonds which mature on various dates beginning in July 2007 through August 2012. Fixed interest rates on these bonds range from 4.8% to 5.66%. For each of these bonds issued in fiscal 2002 and fiscal 2003, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the bonds and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding bond. As a result of the interest rate swap agreements, the average effective interest rate payable on these bonds was 2.5% at May 31, 2003 and 3.3% at May 31, 2002. These interest rate swaps are accounted for as fair value hedges, so changes in the recorded fair values of the swaps are offset by changes in the recorded fair value of the related debt. The recorded fair value of the interest rate swaps was a $25.5 million gain at May 31, 2003 and a $1.8 million loss at May 31, 2002.

In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income. As of May 31, 2003, the recorded fair value of the swap was a $1.0 million loss.

	Expected Maturity Date
	Year Ended May 31,
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	$—	—	—	—	—	270.4	$270.4	$270.4
Average interest rate	—	—	—	—	—	2.7%	2.7%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	$30.0	—	—	—	—	—	$30.0	$30.0
Average interest rate	3.4%	—	—	—	—	—	3.4%
U.S. Dollar Functional Currency
Intercompany loans — Euro denominated — Fixed rate
Principal payments	$186.0	—	—	—	—	—	$186.0	$186.0
Average interest rate	5.6%	—	—	—	—	—	5.6%
Intercompany loan — Japanese yen denominated — Variable rate
Principal payments	$189.1	—	—	—	—	—	$189.1	$189.1
Average interest rate	0.4%	—	—	—	—	—	0.4%
Intercompany loan — Canadian dollar denominated — Fixed rate
Principal payments	$36.3	—	—	—	—	—	$36.3	$36.3
Average interest rate	3.5%	—	—	—	—	—	3.5%
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$5.7	5.7	5.7	5.7	5.7	161.6	$190.1	$234.5
Average interest rate	3.3%	3.3%	3.4%	3.4%	3.4%	2.9%	3.0%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$5.7	5.7	5.7	5.7	5.7	161.6	$190.1	$234.5
Average interest rate	3.3%	3.3%	3.4%	3.4%	3.4%	2.9%	3.0%
U.S. Dollar Functional Currency Long-term U.S. dollar debt — Fixed rate
Principal payments	$200.0	—	—	250.0	25.0	65.0	$540.0	$582.2
Average interest rate	5.7%	5.4%	5.4%	5.4%	5.5%	5.5%	5.5%
Fixed euro for fixed U.S. dollar cross-currency swap
Euro swap payable	$186.0	—	—	—	—	—	$186.0	$193.5
U.S. dollar swap receivable	$200.0	—	—	—	—	—	$200.0	$211.6
Average pay rate (euro)	5.6%	—	—	—	—	—	5.6%
Average receive rate (U.S. dollars)	6.5%	—	—	—	—	—	6.5%

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

An Internal Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of three outside directors. The Audit Committee is responsible for the appointment of the independent accountants and reviews with the independent accountants, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as they deem appropriate. The independent accountants and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of NIKE, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A)(1) on page 65 present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) on page 65 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill and intangible assets in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. In addition, as discussed in Note 1 to the consolidated financial statements, effective June 1, 2001, the Company changed its method of accounting for derivative instruments in accordance with the Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

/S/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

June 26, 2003, except for footnote 18, as to which the date is July 9, 2003

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2003	2002	2001
	(In millions, except per share data)
Revenues	$10,697.0	$9,893.0	$9,488.8
Cost of sales	6,313.6	6,004.7	5,784.9

Gross Margin	4,383.4	3,888.3	3,703.9
Selling and administrative	3,137.6	2,820.4	2,689.7
Interest expense (Notes 6 and 7)	42.9	47.6	58.7
Other income/expense, net (Notes 1, 12 and 13)	79.9	3.0	34.1

Income before income taxes and cumulative effect accounting change	1,123.0	1,017.3	921.4
Income taxes (Note 8)	382.9	349.0	331.7

Income before cumulative effect of accounting change	740.1	668.3	589.7
Cumulative effect of accounting change, net of income taxes of ($-, $3.0 and $-) (Note 4, Note 1)	266.1	5.0	—

Net income	$474.0	$663.3	$589.7

Basic earnings per common share — before accounting change (Notes 1 and 11)	$2.80	$2.50	$2.18
Cumulative effect of accounting change	1.01	0.02	—

	$1.79	$2.48	$2.18

Diluted earnings per common share — before accounting change (Notes 1 and 11)	$2.77	$2.46	$2.16
Cumulative effect of accounting change	1.00	0.02	—

	$1.77	$2.44	$2.16

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2003	2002
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$634.0	$575.5
Accounts receivable, less allowance for doubtful accounts of $87.9 and $80.4	2,101.1	1,804.1
Inventories (Note 2)	1,514.9	1,373.8
Deferred income taxes (Notes 1 and 8)	163.7	140.8
Prepaid expenses and other current assets (Note 1)	266.2	260.5

Total current assets	4,679.9	4,154.7

Property, plant and equipment, net (Note 3)	1,620.8	1,614.5
Identifiable intangible assets, net (Note 4)	118.2	206.0
Goodwill (Note 4)	65.6	232.7
Deferred income taxes and other assets (Notes 1 and 8)	229.4	232.1

Total assets	$6,713.9	$6,440.0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt (Note 7)	$205.7	$55.3
Notes payable (Note 6)	75.4	425.2
Accounts payable (Note 6)	572.7	504.4
Accrued liabilities (Notes 5 and 16)	1,054.2	765.3
Income taxes payable	107.2	83.0

Total current liabilities	2,015.2	1,833.2

Long-term debt (Note 7)	551.6	625.9
Deferred income taxes and other liabilities (Notes 1 and 8)	156.1	141.6
Commitments and contingencies (Notes 15 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ Equity:
Common Stock at stated value (Note 10):
Class A convertible — 97.8 and 98.1 shares outstanding	0.2	0.2
Class B — 165.8 and 168.0 shares outstanding	2.6	2.6
Capital in excess of stated value	589.0	538.7
Unearned stock compensation	(0.6)	(5.1)
Accumulated other comprehensive loss (Note 14)	(239.7)	(192.4)
Retained earnings	3,639.2	3,495.0

Total shareholders’ equity	3,990.7	3,839.0

Total liabilities and shareholders’ equity	$6,713.9	$6,440.0

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Cash provided (used) by operations:
Net income	$474.0	$663.3	$589.7
Income charges not affecting cash:
Cumulative effect of accounting change	266.1	5.0	—
Depreciation	239.3	223.5	197.4
Deferred income taxes	50.4	15.2	79.8
Amortization and other	23.2	48.1	16.7
Income tax benefit from exercise of stock options	12.5	13.9	32.4
Changes in certain working capital components:
Increase in accounts receivable	(136.3)	(135.2)	(141.4)
(Increase) decrease in inventories	(102.8)	55.4	(16.7)
Decrease in other current assets and income taxes receivable	60.9	16.9	78.0
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	30.1	175.4	(179.4)

Cash provided by operations	917.4	1,081.5	656.5

Cash provided (used) by investing activities:
Additions to property, plant and equipment and other	(185.9)	(282.8)	(317.6)
Disposals of property, plant and equipment	14.8	15.6	12.7
Increase in other assets	(46.3)	(28.7)	(38.5)
Increase (decrease) in other liabilities	1.8	(6.9)	1.1

Cash used by investing activities	(215.6)	(302.8)	(342.3)

Cash provided (used) by financing activities:
Proceeds from long-term debt issuance	90.4	329.9	—
Reductions in long-term debt including current portion	(55.9)	(80.3)	(50.3)
Decrease in notes payable	(349.8)	(431.5)	(68.9)
Proceeds from exercise of stock options and other stock issuances	44.2	59.5	56.0
Repurchase of stock	(196.3)	(226.9)	(157.0)
Dividends — common and preferred	(137.8)	(128.9)	(129.7)

Cash used by financing activities	(605.2)	(478.2)	(349.9)

Effect of exchange rate changes	(38.1)	(29.0)	85.4

Net increase in cash and equivalents	58.5	271.5	49.7
Cash and equivalents, beginning of year	575.5	304.0	254.3

Cash and equivalents, end of year	$634.0	$575.5	$304.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$38.9	$54.2	$68.5
Income taxes	330.2	262.0	173.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Capital in Excess of Stated Value		Accumulated Other Comprehensive Income (Loss)
	Common Stock					Unearned Stock Compensation
	Class A		Class B					Retained Earnings
	Shares	Amount	Shares	Amount					Total
	(In millions, except per share data)
Balance at May 31, 2000	99.2	$0.2	170.4	$2.6	$369.0	$(11.7)	$(111.1)	$2,887.0	$3,136.0

Stock options exercised			2.9		91.0				91.0
Conversion to Class B Common Stock	(0.1)		0.1						—
Repurchase of Class B Common Stock			(4.0)		(4.8)			(152.2)	(157.0)
Dividends on Common stock ($.48 per share)								(129.6)	(129.6)
Issuance of shares to employees			0.1		6.7	(6.7)			—
Amortization of unearned compensation						7.3			7.3
Forfeiture of shares from employees					(2.5)	1.2		(0.6)	(1.9)
Comprehensive income (Note 14):
Net income								589.7	589.7
Foreign currency translation and other (net of tax benefit of $2.4)							(41.0)		(41.0)

Comprehensive income							(41.0)	589.7	548.7

Balance at May 31, 2001	99.1	$0.2	169.5	$2.6	$459.4	$(9.9)	$(152.1)	$3,194.3	$3,494.5

Stock options exercised			1.7		72.9				72.9
Conversion to Class B Common Stock	(1.0)		1.0
Repurchase of Class B Common Stock			(4.3)		(5.2)			(232.5)	(237.7)
Dividends on Common stock ($.48 per share)								(128.6)	(128.6)
Issuance of shares to employees and others			0.2		13.2	(1.9)			11.3
Amortization of unearned compensation						6.5			6.5
Forfeiture of shares from employees			(0.1)		(1.6)	0.2		(1.5)	(2.9)
Comprehensive income (Note 14):
Net income								663.3	663.3
Other comprehensive income (net of tax benefit of $13.0):
Foreign currency translation							(1.5)		(1.5)
Cumulative effect of change in accounting principle (Note 1)							56.8		56.8
Adjustment for fair value of hedge derivatives							(95.6)		(95.6)

Comprehensive income							(40.3)	663.3	623.0

Balance at May 31, 2002	98.1	$0.2	168.0	$2.6	$538.7	$(5.1)	$(192.4)	$3,495.0	$3,839.0

Stock options exercised			1.3		48.2				48.2
Conversion to Class B Common Stock	(0.3)		0.3						—
Repurchase of Class B Common Stock			(4.0)		(4.8)			(186.2)	(191.0)
Dividends on Common stock ($.54 per share)								(142.7)	(142.7)
Issuance of shares to employees			0.3		9.6	(0.2)			9.4
Amortization of unearned compensation						3.7			3.7
Forfeiture of shares from employees			(0.1)		(2.7)	1.0		(0.9)	(2.6)
Comprehensive income (Note 14):
Net income								474.0	474.0
Other comprehensive income (net of tax benefit of $72.8):
Foreign currency translation							127.4		127.4
Adjustment for fair value of hedge derivatives							(174.7)		(174.7)

Comprehensive income							(47.3)	474.0	426.7

Balance at May 31, 2003	97.8	$0.2	165.8	$2.6	$589.0	$(0.6)	$(239.7)	$3,639.2	$3,990.7

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

Advertising and Promotion

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets or other assets depending on the length of the contract. Through cooperative advertising programs, we reimburse our retail customers for certain of their costs of advertising our products. We record these costs in selling and administrative expense at the point in time when we are obligated to our customers for the costs. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,168.6 million, $1,027.9 million and $998.2 million for the years ended May 31, 2003, 2002 and 2001, respectively. Included in prepaid expenses and other current assets and other assets was $135.2 million and $113.2 million at May 31, 2003 and 2002, respectively, relating to prepaid advertising and promotion expenses.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Effective June 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), which did not have an impact on the Company’s consolidated financial position or results of operations. In accordance with FAS 144, the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill and intangible assets with indefinite lives are no longer being amortized but instead are being measured for impairment at least annually, or when events indicate that an impairment exists. As required by FAS 142, in the Company’s impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value. See Note 4 for discussion of the Company’s adoption of FAS 142.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS 144 discussed above.

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

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133), which was adopted on June 1, 2001. FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.

In accordance with the transition provisions, the Company recorded a one-time transition adjustment as of June 1, 2001 on both the consolidated statement of income and the consolidated balance sheet. The transition

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment on the consolidated statement of income was a charge of $5.0 million, net of tax effect. This amount related to an investment that was adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure had not yet affected earnings. The transition adjustment on the consolidated balance sheet was an increase in current assets of $116.4 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $56.8 million, net of tax effect. The majority of the $56.8 million recorded in other comprehensive income as of June 1, 2001 related to outstanding derivatives at that date. Because exchange rates on the transition date were different from those on the maturity dates of these derivatives and because some contracts maturing during the year ended May 31, 2002 were entered into after the transition date, amounts ultimately reclassified to earnings during the year ended May 31, 2002, as described in Note 14, were significantly different from this amount.

Unrealized derivative gains and losses recorded in current and non-current assets and liabilities and amounts recorded in other comprehensive income are non-cash items and therefore are taken into account in the preparation of the consolidated statement of cash flows based on their respective balance sheet classifications.

See Note 16 for more information on our Risk Management program and Derivatives.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by Statement of Financial Accounting Standards (SFAS) No. 123 “Accounting for Stock-Based Compensation” (FAS 123). The Company’s policy is to grant stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized.

As required by FAS 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure” (FAS 148), the Company has computed, for pro forma disclosure purposes, the fair value of options granted during the years ended May 31, 2003, 2002 and 2001 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for each of these years were a dividend yield of 1%, expected volatility of the market price of the Company’s common stock of 38%, 38% and 39% for the years ended May 31, 2003, 2002 and 2001, respectively; a weighted-average expected life of the options of approximately five years; and interest rates of 3.8%, 4.8% and 5.4% for the years ended May 31, 2003, 2002 and 2001, respectively. These interest rates are reflective of option grant dates throughout the year.

Options were assumed to be exercised over the 5 year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2003, 2002 and 2001, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $89.8 million, $73.4 million and $5.0 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2003, 2002 and 2001 are $17.45, $16.02 and $17.27, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company had accounted for these stock options issued to employees in accordance with FAS 123, the Company’s pro forma net income and pro forma earnings per share (EPS) would have been reported as follows:

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Net income as reported	$474.0	$663.3	$589.7
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	0.8
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(42.2)	(36.1)	(30.7)

Pro forma net income	$431.8	$627.2	$559.8

Earnings per Share:
Basic — as reported	$1.79	$2.48	$2.18
Basic — pro forma	$1.63	$2.34	$2.07
Diluted — as reported	$1.77	$2.44	$2.16
Diluted — pro forma	$1.62	$2.30	$2.05

The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

Income Taxes

United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. See Note 8 for further discussion.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. See Note 11 for further discussion.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2003 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (FAS 143). This statement requires that a liability for an asset retirement obligation be recognized at fair value in the period the obligation is incurred and the associated retirement costs be capitalized as part of the carrying amount of the related tangible long-lived asset. All provisions of this statement will be effective for the Company on June 1, 2003. It is not expected that the adoption of FAS 143 will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement supercedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date an entity committed to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 are effective for any exit and disposal activities initiated after December 31, 2002. We have not entered into any significant exit or disposal activities since the effective date of this rule. As such, FAS 146 has not had any impact on the Company’s consolidated financial position or results of operations, and no significant impact is expected in the foreseeable future.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective beginning with the third quarter ended February 28, 2003.

In connection with various contracts and agreements, the Company provides routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise, and other items that fall under the scope of FIN 45. Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material. Hence, the adoption of FIN 45 has not had an impact on the Company’s consolidated financial position or results of operations, and no significant impact is expected in the foreseeable future.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for the Company beginning with this annual report on Form 10-K. The annual impact of a change to the fair value model prescribed by FAS 123 has

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been disclosed in the Company’s previous annual 10-K filings, and the applicable disclosures in this report are here in Note 1 and Note 10. At this time, the Company plans to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” rather than change to the FAS 123 fair value method.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation of variable interest entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary if the entity does not effectively disperse risks among the parties involved. The provisions of FIN 46 are effective immediately for those variable interest entities created after January 31, 2003. The provisions are effective for the first period beginning after June 15, 2003 for those variable interests held prior to February 1, 2003. The Company does not currently have any variable interest entities as defined in FIN 46. Accordingly, the Company does not expect the provisions of FIN 46 to affect the Company’s consolidated financial position or results of operations.

Note 2 — Inventories

Inventories by major classification are as follows:

	May 31,
	2003	2002
	(In millions)
Finished goods	$1,484.1	$1,348.2
Work-in-progress	15.2	13.0
Raw materials	15.6	12.6

	$1,514.9	$1,373.8

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	May 31,
	2003	2002
	(In millions)
Land	$191.1	$178.3
Buildings	785.0	739.9
Machinery and equipment	1,538.7	1,356.9
Leasehold improvements	433.4	394.2
Construction in process	40.6	72.4

	2,988.8	2,741.7
Less accumulated depreciation	1,368.0	1,127.2

	$1,620.8	$1,614.5

Capitalized interest was $0.8 million, $1.7 million and $8.4 million for the years ended May 31, 2003, 2002 and 2001, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Identifiable Intangible Assets and Goodwill:

Adoption of FAS 142

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

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

Included in the Company’s $266.1 million impairment charge was a $178.5 million charge related to the impairment of the goodwill associated with the Bauer NIKE Hockey (“Bauer”) and Cole Haan reporting units. These reporting units are reflected in the Company’s “Other” operating segment. Since the Company’s purchase of Bauer in 1995, the hockey equipment and apparel markets have not grown as fast as expected and the in-line skate market has contracted significantly. As a result, we determined that the goodwill acquired at Bauer had been impaired. The goodwill impairment at Cole Haan reflected the significantly lower fair value calculated on the basis of reduced operating income in the year following the September 11, 2001 terrorist attacks.

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

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of May 31, 2003 and May 31, 2002:

	May 31, 2003		May 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Amortized intangible assets:
Patents	$24.9	$(10.4)	$23.1	$(8.8)
Trademarks	12.9	(10.6)	12.0	(9.8)
Other	7.5	(1.1)	7.5	(0.2)

Total	$45.3	$(22.1)	$42.6	$(18.8)

Unamortized intangible assets:
Goodwill	$65.6		$232.7
Trademarks	95.0		182.2

Total	$160.6		$414.9

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $3.6 million, $2.6 million and $2.5 million for the years ended May 31, 2003, 2002, and 2001, respectively. The amortization expense of indefinite-lived intangible assets and goodwill, which was included in other income/expense, net, was zero, $13.1 million and $13.1 million for the years ended May 31, 2003, 2002, and 2001 respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2004 through May 31, 2008 is as follows: 2004: $3.0 million; 2005: $2.8 million; 2006: $2.8 million; 2007: $2.2 million; 2008: $2.1 million.

The results for the years ended May 31, 2002 and 2001 do not reflect the provisions of FAS 142. The reported net income before cumulative effect of accounting change was $668.3 million and $589.7 million for the years ended May 31, 2002 and 2001, respectively. Had the Company adopted FAS 142 on June 1, 2000, for the year ended May 31, 2001 we would have recorded net income before cumulative effect of accounting change of $602.8 million as a result of not recording $8.6 million in goodwill amortization and $4.5 million in trademark amortization. For the year ended May 31, 2002, net income before cumulative effect of accounting change would have been $681.4 million as a result of not recording $8.6 million in goodwill amortization and $4.5 million in trademark amortization. Basic and diluted earnings per common share before accounting change would have increased $0.05 in both years ended May 31, 2002 and 2001.

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2003	2002
	(In millions)
Fair value of foreign currency exchange contracts, options, and cross-currency swaps	$313.1	$123.8
Accrued compensation and benefits	254.9	215.2
Accrued tax	79.0	47.2
Accrued endorser compensation	70.2	66.5
Other	337.0	312.6

	$1,054.2	$765.3

Note 6 — Short-Term Borrowings and Credit Lines:

Commercial paper outstanding, notes payable to banks, and interest-bearing accounts payable to Nissho Iwai American Corporation (NIAC) are summarized below:

	May 31,
	2003		2002
	Borrowings	Interest Rate	Borrowings	Interest Rate
	(In millions)		(In millions)
Notes payable and commercial paper:
U.S. operations	$2.3	4.25%	$339.2	1.82%
Non-U.S. operations	73.1	5.26%	86.0	6.61%

	$75.4		$425.2

NIAC	49.6	2.06%	36.3	2.62%

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value due to the short maturities.

The Company had no commercial paper outstanding at May 31, 2003. At May 31, 2002, $338.3 million was outstanding under our commercial paper program.

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

The Company has a $500.0 million, 364-day committed credit facility and a $500.0 million, multi-year committed credit facility in place with a group of banks under which no amounts are outstanding. The $500.0 million, 364-day facility matures on November 14, 2003 and can be extended 364 days on each maturity date. The $500.0 million multi-year facility matures on November 17, 2005, and once a year, it can be extended for one additional year. Based on the Company’s current senior unsecured debt ratings, the interest rate charged on any outstanding borrowings on the $500.0 million 364-day facility would be the prevailing LIBOR plus 0.24%, and the interest rate charged on any outstanding borrowings on the $500.0 million multi-year facility would be the prevailing LIBOR plus 0.22%. The facility fees for the 364-day and the multi-year facilities are 0.06% and 0.08%, respectively, of the total commitment. Under these agreements, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2003.

Note 7 — Long-Term Debt

Long-term debt includes the following:

	May 31,
	2003	2002
	(In millions)
6.69% Corporate Bond, payable June 17, 2002	$—	$50.0
6.375% Corporate Bond, payable December 1, 2003	200.0	199.8
5.5% Corporate Bond, payable August 15, 2006	266.3	248.2
4.8% Corporate Bond, payable July 9, 2007	27.1	—
5.375% Corporate Bond, payable July 8, 2009	27.6	—
5.66% Corporate Bond, payable July 23, 2012	28.1	—
5.4% Corporate Bond, payable August 7, 2012	16.4	—
4.3% Japanese yen note, payable June 26, 2011	90.1	83.4
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	69.2	67.8
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	30.8	30.2
Other	1.7	1.8

Total	757.3	681.2
Less current maturities	205.7	55.3

	$551.6	$625.9

The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term debt, including current portion, is approximately $818.4 million at May 31, 2003 and $723.9 million at May 31, 2002.

In August 2001, we issued a $250.0 million corporate bond, maturing in August 2006, with an interest rate of 5.5%. With the proceeds, we reduced the amount of commercial paper outstanding. In November 2001 the Company entered into interest rate swap agreements with the same notional amount and maturity dates as this bond, whereby the Company receives fixed interest payments at the same rate as the bond and pays variable interest payments based on the three-month LIBOR plus a spread. The interest rates payable on these swap agreements were approximately 2.7% and 3.3% at May 31, 2003 and 2002, respectively.

We have an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. During the year ended May 31, 2003, we issued a total of $90.0 million in notes under the medium term note program of the shelf registration. The notes have coupon rates that range from 4.80% to 5.66%. The maturities range from July 9, 2007 to August 7, 2012. For each of these notes, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. At May 31, 2003, the interest rates payable on these swap agreements range from approximately 1.8% to 2.1%. After issuance of these notes, $910.0 million remains available to be issued under our shelf registration.

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

Amounts of long-term debt maturities in each of the years ending May 31, 2004 through 2008 are $205.7 million, $5.9 million, $5.9 million, $255.9 million and $30.9 million, respectively.

Note 8 — Income Taxes

Income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Income before income taxes and cumulative effect of accounting change:
United States	$444.8	$511.2	$470.7
Foreign	678.2	506.1	450.7

	$1,123.0	$1,017.3	$921.4

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is as follows:

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Current:
United States
Federal	$125.6	$156.5	$158.5
State	33.6	32.0	31.6
Foreign	190.0	147.7	76.2

	349.2	336.2	266.3

Deferred:
United States
Federal	11.3	(3.3)	64.2
State	8.6	3.3	2.6
Foreign	13.8	12.8	(1.4)

	33.7	12.8	65.4

	$382.9	$349.0	$331.7

Deferred tax (assets) and liabilities are comprised of the following:

	May 31,
	2003	2002
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$(11.8)	$(14.5)
Inventory reserves	(10.0)	(17.4)
Sales return reserves	(27.4)	(22.1)
Deferred compensation	(68.1)	(49.0)
Reserves and accrued liabilities	(28.5)	(38.5)
Tax basis inventory adjustment	(15.9)	(16.0)
Property, plant, and equipment	(28.9)	(23.4)
Foreign loss carryforwards	(32.5)	(39.9)
Hedges	(110.9)	(26.7)
Other	(17.7)	(22.7)

Total deferred tax assets	(351.7)	(270.2)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	60.1	22.0
Property, plant and equipment	94.3	59.6
Hedges	2.6	13.7
Other	13.7	26.7

Total deferred tax liabilities	170.7	122.0

Net deferred tax asset before valuation allowance	(181.0)	(148.2)
Valuation allowance	13.0	13.2

Net deferred tax asset	$(168.0)	$(135.0)

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2003	2002	2001
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.5	2.2	2.4
Foreign earnings	(2.7)	(3.1)	(1.8)
Other, net	(0.7)	0.2	0.4

Effective income tax rate	34.1%	34.3%	36.0%

The Company has indefinitely reinvested approximately $526.1 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $165.0 million was earned during the year ended May 31, 2003. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $126.7 million.

Deferred tax assets at May 31, 2003 and 2002 were reduced by a valuation allowance relating to tax benefits attributable to net operating losses of certain foreign subsidiaries where local tax laws limit the utilization of such net operating losses.

A benefit was recognized for foreign loss carryforwards of $65.0 million at May 31, 2003. Such losses expire as follows (millions):

Year Ended May 31,	2004	2005	2006	2007	2008	Indefinite
Expiration Amount	1.2	1.4	0.0	8.3	9.9	44.2

During the years ended May 31, 2003, 2002, and 2001 income tax benefits attributable to employee stock option transactions of $12.5 million, $13.9 million, and $32.4 million, respectively, were allocated to shareholders’ equity.

Note 9 — Redeemable Preferred Stock

NIAC is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of NIAC or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2003. As the holder of the Redeemable Preferred Stock, NIAC does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

Note 10 — Common Stock

The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 110 million and 350 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 37.5 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2003, the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 plan. The number of shares granted to employees during the years ended May 31, 2003 and May 31, 2002 was not material. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the vesting period. During the years ended May 31, 2003, 2002, and 2001, respectively, the Company recognized $2.7 million, $4.3 million and $4.3 million in selling and administrative expense related to the grants, net of forfeitures.

During the years ended May 31, 2003, 2002 and 2001, the Company also granted shares of restricted stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. The LTIP provides for the issuance of up to 1,000,000 shares of Class B Common Stock. Under the LTIP, awards are made to certain executives in the form of either cash or stock based on performance targets established over varying time periods. Once performance targets are achieved, cash or shares of stock are issued. For certain plan years, shares of stock issued remain restricted for an additional three years. In other plan years, shares are immediately vested upon grant. Unvested shares are subject to forfeiture if the executive’s employment terminates within that period. Plan participants are entitled to cash dividends and to vote their respective shares. The value of the restricted shares is established by the market price on the date of issuance. Unearned compensation is charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the service and vesting periods. Under the LTIP no shares were issued during the year ended May 31, 2003 as performance targets for the plan year ended May 31, 2002 were not met. A total of 38,000 restricted shares with an average price of $49.50 were issued during the year ended May 31, 2002 for the plan year ended May 31, 2002, and 115,000 restricted shares with an average market value of $47.56 were issued during the year ended May 31, 2001. Related to the LTIP, the Company recognized $9.9 million, $9.0 million and $2.3 million of selling and administrative expense in the years ending May 31, 2003, 2002 and 2001, respectively, net of forfeitures.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under plans discussed above:

	Shares	Weighted Average Option Price
	(In thousands)
Options outstanding May 31, 2000	18,070	$38.02
Exercised	(2,944)	19.24
Surrendered	(1,302)	44.80
Granted	341	40.71

Options outstanding May 31, 2001	14,165	41.28
Exercised	(1,687)	33.62
Surrendered	(724)	44.43
Granted	4,687	42.68

Options outstanding May 31, 2002	16,441	42.31
Exercised	(1,307)	29.56
Surrendered	(713)	45.23
Granted	5,278	48.83

Options outstanding May 31, 2003	19,699	$44.82
Options exercisable at May 31,
2001	6,626	$39.70
2002	7,590	42.30
2003	9,730	44.18

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at May 31, 2003:

	Options Outstanding
	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Options Exercisable
Exercise Price				Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)		(Years)	(In thousands)
$11.25-$27.69	3,252	$25.64	5.61	2,432	$24.95
28.13- 42.36	4,335	42.17	7.99	1,153	41.88
42.50- 48.44	2,913	47.75	4.79	2,754	47.95
48.51- 48.98	5,029	48.98	9.13	40	48.79
49.01- 74.88	4,170	55.43	5.74	3,351	55.78

In September 2001, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (the “ESPP”) under which 3,000,000 shares of Class B Stock are reserved for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. Employees are eligible to participate through payroll deductions in amounts ranging from 1% to 10% of their compensation not to exceed limitations set out under Section 423. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the ESPP, 249,000 shares were issued during the year ended May 31, 2003 and 78,000 shares were issued during the year ended May 31, 2002.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Earnings Per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 11.7 million, 4.2 million, and 8.3 million shares of common stock were outstanding at May 31, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

	Year Ended May 31,
	2003	2002	2001
	(In millions, except per share data)
Determination of shares:
Average common shares outstanding	264.5	267.7	270.0
Assumed conversion of dilutive stock options and awards	3.1	4.5	3.3

Diluted average common shares outstanding	267.6	272.2	273.3

Basic earnings per common share — before cumulative effect of accounting change	$2.80	$2.50	$2.18
Cumulative effect of accounting change	1.01	0.02	—

	$1.79	$2.48	$2.18

Diluted earnings per common share — before cumulative effect of accounting change	$2.77	$2.46	$2.16
Cumulative effect of accounting change	1.00	0.02	—

	$1.77	$2.44	$2.16

Note 12 — Benefit Plans

The Company has a profit sharing plan available to substantially all U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $16.0 million, $14.4 million, and $13.1 million to the plan are included in other income/expense in the consolidated financial statements for the years ended May 31, 2003, 2002 and 2001, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with common stock. Plan changes during the year ended May 31, 2001 included a larger Company match percentage and a change to immediate vesting of the Company match, compared to a previous vesting schedule over 5 years. Company contributions to the savings plan were $15.0 million, $13.7 million, and $12.7 million for the years ended May 31, 2003, 2002 and 2001, respectively, and are included in selling and administrative expenses.

Note 13 — Interest Income

Included in other income/expense for the years ended May 31, 2003, 2002, and 2001, was interest income of $14.1 million, $13.6 million and $13.9 million, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Comprehensive Income

Comprehensive income is as follows:

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Net income	$474.0	$663.3	$589.7
Other comprehensive income (loss):
Change in cumulative translation adjustment and other (net tax (expense)/benefit of ($22.4) in 2003, $2.2 in 2002, $2.4 in 2001)	127.4	(1.5)	(41.0)
Recognition in net income of previously deferred unrealized loss on securities, due to accounting change (net of tax (benefit) of ($2.2))	—	3.4	—
Changes due to cash flow hedging instruments (Note 16):
Initial recognition of net deferred gain as of June 1, due to accounting change (net of tax (expense) of ($28.7))	—	53.4	—
Net (loss) gain on hedge derivatives (net of tax benefit of $160.8 in 2003 and $31.5 in 2002)	(311.9)	(73.3)	—
Reclassification to net income of previously deferred (gains) and loss related to hedge derivative instruments (net of tax (benefit)/expense of ($65.6) in 2003 and $10.2 in 2002)	137.2	(22.3)	—

Other comprehensive loss	(47.3)	(40.3)	(41.0)

Total comprehensive income	$426.7	$623.0	$548.7

The components of accumulated other comprehensive loss are as follows:

	May 31,
	2003	2002
	(In millions)
Cumulative translation adjustment and other	$(22.8)	$(150.2)
Net deferred loss on hedge derivatives	(216.9)	(42.2)

	$(239.7)	$(192.4)

Note 15 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-eight years after May 31, 2003. Rent expense was $183.2 million, $159.9 million and $152.0 million for the years ended May 31, 2003, 2002 and 2001, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2004 through 2008 are $188.9 million, $149.6 million, $129.5 million, $111.1 million, $92.2 million, respectively, and $505.6 million in later years.

As of May 31, 2003 and 2002, the Company had letters of credit outstanding totaling $704.4 million and $808.4 million, respectively. These letters of credit were issued primarily for the purchase of inventory.

In the ordinary course of its business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Note 16 — Risk Management and Derivatives

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. The Company uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets and liabilities on the balance sheet or specific firm commitments or forecasted transactions.

Substantially all derivatives entered into by the Company are designated as either cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets, depending on the instrument’s maturity date. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities. Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. Fair value hedges are recorded in net income and are offset by the change in fair value of the underlying asset or liability being hedged.

Cash Flow Hedges

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

Derivatives used by the Company to hedge foreign currency exchange risks are forward exchange contracts, options and cross-currency swaps. These instruments protect against the risk that the eventual net cash inflows and outflows from foreign currency denominated transactions will be adversely affected by changes in exchange rates. The cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. Hedged transactions are denominated primarily in European currencies, Japanese yen, Canadian dollars, Korean won, Mexican pesos, and Australian dollars. The Company hedges up to 100% of anticipated exposures typically twelve months in advance but has hedged as much as 32 months in advance. When intercompany loans are hedged, it is typically for their expected duration.

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated intercompany transactions are recorded in other income/expense when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other income/expense currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, which includes hedge results captured in revenues, cost of sales, selling and administrative expense and other income/expense, were a $180.9 million loss, a $42.7 million gain, and a $129.6 million gain for the years ended May 31, 2003, 2002, and 2001, respectively.

Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of May 31, 2003, $171.9 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2003, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 18 months.

The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period net income. Any hedge ineffectiveness is recorded in current-period net income. Effectiveness for cash flow hedges is assessed based on forward rates.

For the year ended May 31, 2003 the Company recorded in other income/expense an insignificant loss representing the total ineffectiveness of all derivatives. An insignificant gain was recorded in other income/expense for the year ended May 31, 2002. Net income for each of the years ended May 31, 2003 and 2002 was not materially affected due to discontinued hedge accounting.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.

Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2003 and 2002.

During the year ended May 31, 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income. As of May 31, 2003, the recorded fair value of the swap was a $1.0 million loss.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,
	2003	2002
	(In millions)
Gains:
Foreign currency exchange contracts, options and cross-currency swaps	$71.5	$130.3
Interest rate swaps	25.5	—
(Losses):
Foreign currency exchange contracts, options and cross-currency swaps	(322.7)	(130.1)
Interest rate swaps	(1.0)	(1.8)

Concentration of Credit Risk

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan Holdings, Inc., Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE Golf, and NIKE IHM, Inc., which are considered immaterial for individual disclosure.

In prior years, operating activity for NIKE Golf was classified within each region. Effective June 1, 2002, NIKE Golf revenues and income from the Company’s largest golf markets have been reclassified to the Other category, as a result that the Company has begun managing these operations separately from the regional businesses. Certain NIKE Golf inventories, receivables, and property, plant, and equipment continue to be managed by the regions, and as a result, no reclassifications for these balances have been made. NIKE Golf information for the years ended May 31, 2002 and 2001 have been reclassified to conform to the current year presentation.

Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. Certain miscellaneous operating activities have been reclassified between Corporate and the applicable regional operating segment as of June 1, 2002, reflecting a change in the management of these activities. With respect to these classifications, the applicable prior year periods have been reclassified to conform to the current year presentation.

Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including certain currency exchange rate gains and losses on transactions, amortization of indefinite-lived intangible assets and goodwill, and intercompany eliminations for specific income statement items in the Consolidated Statements of Income.

Additions to long-lived assets as presented following represent capital expenditures and additions to identifiable intangibles and goodwill. Generally, additions to identifiable intangible assets and goodwill are considered corporate costs and are not attributable to any specific operating segment. See Note 4 for further discussion on identifiable intangible assets and goodwill. Additions to other long-lived assets are not significant and are comprised of additions to miscellaneous corporate assets not attributable to any specific operating segment.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Net Revenue
United States	$4,658.4	$4,669.6	$4,648.9
Europe, Middle East, and Africa	3,241.7	2,696.5	2,553.0
Asia Pacific	1,358.8	1,142.2	1,065.1
Americas	527.0	568.1	539.1
Other	911.1	816.6	682.7

	$10,697.0	$9,893.0	$9,488.8

Pre-tax Income
United States	$957.5	$956.0	$905.0
Europe, Middle East, and Africa	533.0	422.4	363.4
Asia Pacific	295.0	216.2	184.4
Americas	96.3	92.1	81.6
Other	18.9	56.8	74.2
Corporate	(777.7)	(726.2)	(687.2)

	$1,123.0	$1,017.3	$921.4

Additions to Long-lived Assets
United States	$27.1	$30.4	$45.2
Europe, Middle East, and Africa	29.2	27.2	26.2
Asia Pacific	26.2	21.8	52.9
Americas	3.5	4.8	5.1
Other	23.7	79.7	26.3
Corporate	76.2	115.1	161.9

	$185.9	$279.0	$317.6

Depreciation
United States	$49.9	$50.5	$50.7
Europe, Middle East, and Africa	38.9	35.2	38.9
Asia Pacific	38.5	38.4	20.5
Americas	4.5	5.3	6.3
Other	25.4	23.3	24.1
Corporate	82.1	70.8	56.9

	$239.3	$223.5	$197.4

Accounts Receivable, net
United States	$609.5	$654.4	$569.0
Europe, Middle East, and Africa	794.1	571.1	512.5
Asia Pacific	258.4	189.6	194.8
Americas	130.0	122.3	144.7
Other	278.8	249.5	172.1
Corporate	30.3	17.2	28.3

	$2,101.1	$1,804.1	$1,621.4

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Inventory, net
United States	$640.6	$613.4	$701.4
Europe, Middle East, and Africa	383.4	336.5	298.3
Asia Pacific	143.5	148.0	125.8
Americas	84.2	62.9	72.4
Other	253.1	203.8	199.2
Corporate	10.1	9.2	27.0

	$1,514.9	$1,373.8	$1,424.1

Property, Plant and Equipment, net
United States	$215.7	$241.9	$262.7
Europe, Middle East, and Africa	241.4	212.2	208.2
Asia Pacific	386.3	378.4	403.5
Americas	11.0	12.4	15.4
Other	113.8	113.4	114.3
Corporate	652.6	656.2	614.7

	$1,620.8	$1,614.5	$1,618.8

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel, and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings, Inc., Bauer NIKE Hockey Inc., Hurley International LLC, and NIKE Golf.

	Year Ended May 31,
	2003	2002	2001
	(In millions)
Footwear	$5,985.2	$5,678.6	$5,555.8
Apparel	3,131.5	2,804.0	2,677.1
Equipment	669.2	593.8	573.2
Other	911.1	816.6	682.7

	$10,697.0	$9,893.0	$9,488.8

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the U.S. were $5,263.8 million, $5,246.3 million, and $5,142.5 million, for the years ended May 31, 2003, 2002, and 2001, respectively. Our largest concentrations of long-lived assets are in the U.S. and Japan. Long-lived assets attributable to operations in the U.S., which are primarily comprised of net property, plant & equipment and net identifiable intangible assets and goodwill, were $1,223.6 million, $1,217.7 million, and $1,165.3 million at May 31, 2003, 2002, and 2001, respectively. Long-lived assets attributable to operations in Japan were $336.4 million, $321.6 million, and $339.1 million at May 31, 2003, 2002, and 2001, respectively.

Major Customers.    During the year ended May 31, 2003 the Company did not have a significant customer that accounted for more than 10% of consolidated revenues. During the years ended May 31, 2002 and 2001,

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues derived from Foot Locker, Inc. represented 11% and 12%, respectively of the Company’s consolidated revenues. Sales to this customer are included in all segments of the Company participating in NIKE brand sales activity.

Note 18—Subsequent Event

On July 9, 2003, the Company entered into an agreement to purchase all of the equity shares of Converse Inc., a widely recognized footwear company based in Massachusetts, for $305 million cash. Closing of the transaction is subject to regulatory review, including U.S. government review under the Hart-Scott-Rodino Premerger Notification Act.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A.    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Company’s Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2003.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” (but excluding the disclosure concerning the existence of an “audit committee financial expert” as defined in regulations adopted by the Securities and Exchange Commission) in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is included under “Director Compensation and Retirement Plan,” “Executive Compensation” (but excluding the Performance Graph), “Compensation Committee Interlocks and Insider Participation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is included under “Certain Transactions and Business Relationships” and “Indebtedness of Management” in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is included under “RATIFICATION OF INDEPENDENT ACCOUNTANTS” in the definitive Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(A)  The following documents are filed as part of this report:

		Form 10-K Page No.
1.	FINANCIAL STATEMENTS:

	Report of Independent Auditors	35

	Consolidated Statements of Income for each of the three years ended May 31, 2003	36

	Consolidated Balance Sheets at May 31, 2003 and 2002	37

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2003	38

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2003	39

	Notes to Consolidated Financial Statements	40

2.	FINANCIAL STATEMENT SCHEDULE:

	II — Valuation and Qualifying Accounts	F-1

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference from Exhibit 4.01 to Amendment No. 1 to Registration Statement
No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s 6.375% Notes and form of 6.375% Note (incorporated by reference to Exhibits 4.1 and 4.2 of the Company’s Form 8-K dated December 10, 1996).

4.5	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Form 8-K dated August 17, 2001).

4.6	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Form 8-K dated
May 29, 2002).

10.1	Credit Agreement dated as of November 17, 2000 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
November 30, 2000).

10.2	First Amendment to Credit Agreement dated as of November 16, 2001 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2001).

10.3	Second Amendment to Credit Agreement dated as of November 15, 2002 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended
November 30, 2002).

10.4	Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*

10.5	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

10.6	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).*

10.7	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*

10.8	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*

10.9	Collateral Assignment Split-Dollar Agreement between NIKE, Inc. and Philip H. Knight dated March 10, 1994 (incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 1994).*

10.10	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Thomas E. Clarke dated August 31, 1994 (incorporated by reference from Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*

10.11	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated October 6, 1994 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*

10.12	NIKE, Inc. Deferred Compensation Plan dated January 1, 2003 (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.13	Employment Agreement, and Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mindy F. Grossman dated September 6, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).*

10.14	Amendment to Employment Agreement between NIKE, Inc. and Mindy F. Grossman dated March 17, 2003.*

10.15	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.16	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated March 26, 2001.*

10.17	Amendment to Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated March 4, 2003.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, independent accountants (set forth on page F-2 of this Annual Report on Form 10-K).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

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

(B)  No reports on Form 8-K were filed by NIKE during the last quarter of fiscal 2003.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
For the year ended May 31, 2001:
Allowance for doubtful accounts	$65.4	$32.7	$2.8	$(28.8)	$72.1
For the year ended May 31, 2002:
Allowance for doubtful accounts	$72.1	$23.7	$4.2	$(19.6)	$80.4
For the year ended May 31, 2003:
Allowance for doubtful accounts	$80.4	$25.8	$7.2	$(25.5)	$87.9

F-1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the documents listed below of our report dated June 26, 2003, except for footnote 18, as to which the date is July 9, 2003, relating to the financial statements and financial statement schedule of NIKE, Inc., which appears in this Form 10-K:

1.	Registration Statement on Form S-8 (No. 2-81419) of NIKE, Inc.;

2.	Registration Statement on Form S-3 (No. 33-43205) of NIKE, Inc.;

3.	Registration Statement on Form S-3 (No. 33-48977) of NIKE, Inc.;

4.	Registration Statement on Form S-3 (No. 33-41842) of NIKE, Inc.;

5.	Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

6.	Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.;

7.	Registration Statement on Form S-8 (No. 333-63581) of NIKE, Inc.;

8.	Registration Statement on Form S-8 (No. 333-63583) of NIKE, Inc.;

9.	Registration Statement on Form S-3 (No. 333-71975) of NIKE, Inc.;

10.	Registration Statement on Form S-8 (No. 333-68864) of NIKE, Inc.;

11.	Registration Statement on Form S-8 (No. 333-68886) of NIKE, Inc.;

12.	Registration Statement on Form S-8 (No. 333-71660) of NIKE, Inc.;

13.	Registration Statement on Form S-3 (No. 333-71324) of NIKE, Inc.;

14.	Registration Statement on Form S-8 (No. 333-104822) of NIKE, Inc.; and

15.	Registration Statement on Form S-8 (No. 333-104824) of NIKE, Inc.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

August 6, 2003

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ PHILIP H. KNIGHT

Philip H. Knight Chairman of the Board, Chief Executive Officer and President

Date: August 7, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ PHILIP H. KNIGHT Philip H. Knight	Chairman of the Board, Chief Executive Officer, and President	August 7, 2003

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	August 7, 2003

Directors:

/s/ THOMAS E. CLARKE Thomas E. Clarke	Director	August 7, 2003

/s/ JILL K. CONWAY Jill K. Conway	Director	August 7, 2003

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	August 7, 2003

/s/ RICHARD K. DONAHUE Richard K. Donahue	Director	August 7, 2003

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	August 7, 2003

/s/ DELBERT J. HAYES Delbert J. Hayes	Director	August 7, 2003

S-1

Signature	Title	Date

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	August 7, 2003

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	August 7, 2003

/s/ JOHN E. JAQUA John E. Jaqua	Director	August 7, 2003

/s/ CHARLES W. ROBINSON Charles W. Robinson	Director	August 7, 2003

/s/ A. MICHAEL SPENCE A. Michael Spence	Director	August 7, 2003

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	August 7, 2003

S-2