Form 10-Q
period 2003-08-31
NIKE INC
filed 2003-10-10
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2003
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 2003 were:
                                      _______________

                            Class A      97,816,766

                            Class B     164,602,344
                                      _______________
                                        262,419,110
                                      ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       August 31,    May 31,
                                                         2003         2003
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  997.8    $  634.0
     Accounts receivable                                2,085.5     2,101.1
     Inventories (Note 2)                               1,480.5     1,514.9
     Deferred income taxes                                175.1       221.8
     Prepaid expenses and other current assets            309.3       266.2
                                                       ________    ________

     Total current assets                               5,048.2     4,738.0

Property, plant and equipment                           2,957.0     2,988.8
     Less accumulated depreciation                      1,393.1     1,368.0
                                                       ________    ________

     Property, plant and equipment, net                 1,563.9     1,620.8

Identifiable intangible assets, net (Note 3)              118.0       118.2
Goodwill (Note 3)                                          65.6        65.6
Deferred income taxes and other assets                    222.9       229.4
                                                       ________    ________

     Total Assets                                      $7,018.6    $6,772.0
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  205.6    $  205.7
     Notes payable                                        237.6        75.4
     Accounts payable                                     520.1       572.7
     Accrued liabilities                                  879.2     1,054.2
     Income taxes payable                                 192.2       107.2
                                                       ________    ________

          Total current liabilities                     2,034.7     2,015.2

Long-term debt                                            532.3       551.6
Deferred income taxes and other liabilities               234.2       214.2
Commitments and contingencies (Note 8)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-97.8 and
            97.8 shares outstanding                         0.2         0.2
          Class B-164.6 and 165.8 shares
               outstanding                                  2.6         2.6
     Capital in excess of stated value                    612.1       589.0
     Unearned stock compensation                           (7.8)       (0.6)
     Accumulated other comprehensive income              (165.9)     (239.7)
     Retained earnings                                  3,775.9     3,639.2
                                                       ________    ________

     Total shareholders' equity                         4,217.1     3,990.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $7,018.6    $6,772.0
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Three Months Ended
                                                         August 31,
                                                     ___________________

                                                      2003        2002
                                                      ____        ____

                                           (in millions, except per share data)

Revenues                                            $3,024.9    $2,796.3
Cost of sales                                        1,723.4     1,639.2
                                                    _________   _________

Gross margin                                         1,301.5     1,157.1
Selling and administrative                             869.6       804.8
Interest expense, net                                    7.5         7.2
Other expense, net                                      23.8        11.0
                                                    _________   _________

Income before income taxes and cumulative
     effect of accounting change                       400.6       334.1

Income taxes                                           139.4       116.9
                                                    _________   _________

Income before cumulative effect of
     accounting change                                 261.2       217.2

Cumulative effect of accounting change,
     net of income taxes                                  --       266.1
                                                    _________   _________

Net income/(loss)                                   $  261.2    $  (48.9)
                                                    =========   =========

Basic earnings (loss) per common share (Note 6):
   Before accounting change                         $   0.99    $   0.82
   Cumulative effect of accounting change                 --       (1.00)
                                                    _________   _________

                                                    $   0.99    $  (0.18)
                                                    =========   =========

Diluted earnings (loss) per common share (Note 6):
   Before accounting change                         $   0.98    $   0.81
   Cumulative effect of accounting change                 --       (0.99)
                                                    _________   _________

                                                    $   0.98    $  (0.18)
                                                    =========   =========

Dividends declared per common share                 $   0.14    $   0.12
                                                    =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Three Months Ended
                                                              August 31,
                                                          _________________

                                                          2003         2002
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income (loss)                              $ 261.2    $ (48.9)
          Income charges (credits) not
            affecting cash:
            Cumulative effect of accounting change            --      266.1
            Depreciation                                    61.2       56.4
            Deferred income taxes                            1.4         --
            Amortization and other                          10.6        2.1
          Income tax benefit from exercise of stock
            options                                          2.9        1.1
          Changes in other working capital
            components                                      13.4     (102.7)
                                                         ________   ________

          Cash provided by operations                      350.7      174.1
                                                         ________   ________
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (42.0)     (43.7)
          Disposals of property, plant and
            equipment                                        1.6        4.8
          Increase in other assets                          (1.7)     (12.4)
          (Decrease) increase in other liabilities          (0.2)       1.2
                                                         ________   ________

          Cash used by investing activities                (42.3)     (50.1)
                                                         ________   ________

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance              1.8       90.1
          Reductions in long-term debt
            including current portion                       (1.5)     (51.4)
          Increase (decrease) in notes payable             162.1     (207.8)
          Proceeds from exercise of options                 19.0        4.9
          Repurchase of stock                              (95.0)     (53.1)
          Dividends on common stock                        (36.9)     (31.9)
                                                         ________   ________

          Cash provided (used) by financing activities      49.5     (249.2)
                                                         ________   ________

Effect of exchange rate changes on cash                      5.9      (20.3)
Net increase (decrease) in cash and equivalents            363.8     (145.5)
Cash and equivalents, May 31, 2003 and 2002                634.0      575.5
                                                         ________   ________

Cash and equivalents, August 31, 2003
  and 2002                                               $ 997.8    $ 430.0
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


                                   NIKE, Inc.

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three (3) months ended August 31, 2003 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2004 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          2003         2003
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,454.3     $1,484.1
                    Work-in-progress        11.5         15.2
                    Raw materials           14.7         15.6
                                        ________     ________

                                        $1,480.5     $1,514.9
                                        ========     ========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

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

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31, 2003 and May 31, 2003:

                                           August 31, 2003                May 31, 2003
                                        ______________________       ______________________

                                         Gross                        Gross
                                        Carrying  Accumulated        Carrying  Accumulated
                                         Amount   Amortization        Amount   Amortization
                                        ________  ____________       ________  ____________

                                                            (in millions)

Amortized intangible assets:
     Patents                             $  25.2     $ (10.8)         $  24.9     $(10.4)
     Trademarks                             13.1       (10.8)            12.9      (10.6)
     Other                                   7.5        (1.2)             7.5       (1.1)
                                        _________   _________        _________   _________
       Total                             $  45.8     $ (22.8)         $  45.3    $ (22.1)
                                        =========   =========        =========   =========

Unamortized intangible assets:
     Goodwill                            $  65.6                      $  65.6
     Trademarks                             95.0                         95.0
                                        _________                    _________
       Total                             $ 160.6                      $ 160.6
                                        =========                    =========

     Amortization expense, which is included in selling and administrative expense, was $0.9 million and $1.1 million for the three-month periods ended August 31, 2003 and August 31, 2002, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2004 through May 31, 2008 are as follows: 2004: $3.1 million; 2005: $2.9 million; 2006: $2.8 million; 2007:
$2.3 million; 2008: $2.1 million.

NOTE 4 - Comprehensive Income (Loss):
         ___________________________

     Comprehensive income (loss), net of taxes, is as follows:

                                                      Three Months Ended
                                                          August 31,
                                                      __________________

                                                       2003        2002
                                                       ____        ____

                                                         (in millions)

Net income (loss)                                     $261.2      $(48.9)

Other comprehensive income (loss):
  Change in cumulative translation
     adjustment and other                              (59.2)       12.3

  Changes due to cash flow hedging
      instruments:
  Net gain (loss) on hedge derivatives                  86.5       (84.2)
  Reclassification to net income (loss) of
      previously deferred (gains) and losses
      related to hedge derivative instruments           46.5        23.0
                                                      _______     _______
  Other comprehensive income (loss)                     73.8       (48.9)
                                                      _______     _______
Total comprehensive income (loss)                     $335.0      $(97.8)
                                                      =======     =======

NOTE 5 - Stock-Based Compensation:
         _________________________

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" (FAS 123). The Company's policy is to grant stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized.

     If the Company had accounted for stock options issued to employees in accordance with FAS 123, the Company's pro forma net income (loss) and pro forma earnings (loss) per share would have been reported as follows:


                                                      Three Months Ended
                                                          August 31,
                                                      __________________

                                                       2003        2002
                                                       ____        ____

                                             (in millions, except per share data)

Net income (loss) as reported                         $261.2      $(48.9)

Add:  Stock-based compensation expense included
  in reported net income, net of tax                      --          --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                                   (11.3)       (8.6)
                                                      _______     _______

Pro forma net income (loss)                           $249.9      $(57.5)
                                                      =======     =======
Earnings (loss) per share:
  Basic - as reported                                 $ 0.99      $(0.18)
  Basic - pro forma                                   $ 0.95      $(0.22)
  Diluted - as reported                               $ 0.98      $(0.18)
  Diluted - pro forma                                 $ 0.94      $(0.22)



     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income (loss) and earnings (loss) per share for future periods since options vest over several years and additional awards are made each year.

NOTE 6 - Earnings (Loss) Per Common Share:
         ________________________________

     The following represents a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share. Options to purchase 3.9 million and 4.3 million shares of common stock were outstanding at August 31, 2003 and August 31, 2002, respectively, but were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                          Three Months Ended
                                              August 31,
                                          __________________

                                          2003         2002
                                          ____         ____

                                (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                          262.9        265.3
   Assumed conversion of
     dilutive stock options
     and awards                             4.3          3.8
                                         _______      _______

Diluted average common
   shares outstanding                     267.2        269.1
                                         =======      =======
Basic earnings (loss) per common share:
   Before cumulative effect of
     accounting change                   $ 0.99       $ 0.82
   Cumulative effect of
     accounting change                       --        (1.00)
                                         _______      _______
                                         $ 0.99       $(0.18)
                                         =======      =======
Diluted earnings (loss) per common share:
   Before cumulative effect of
     accounting change                   $ 0.98       $ 0.81
   Cumulative effect of
     accounting change                       --         (.99)
                                         _______      _______
                                         $ 0.98       $(0.18)
                                         =======      =======

NOTE 7 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings, Inc., Bauer NIKE Hockey, Inc., Hurley International LLC, and NIKE Golf, which are considered immaterial for individual disclosure.

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. Effective June 1, 2003 the assets, liabilities, and operating expenses of NIKE IHM, Inc., which primarily manufactures NIKE Air components, have been reclassified to the Corporate category from Other, reflecting current management of these operations. NIKE IHM, Inc. information for the applicable prior year period has been reclassified to conform to the current year presentation.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Unaudited Condensed Consolidated Statements of Operations. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting and intercompany eliminations for specific items in the Unaudited Condensed Consolidated Statements of Operations.

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                                Three Months Ended
                                                    August 31,
                                                __________________

                                                 2003        2002
                                                 ____        ____

                                                   (in millions)
Net Revenue
  USA                                          $1,253.9    $1,282.7
  EUROPE, MIDDLE EAST, AFRICA                   1,013.5       869.3
  ASIA PACIFIC                                    348.3       307.8
  AMERICAS                                        153.7       142.3
  OTHER                                           255.5       194.2
                                               _________   _________
                                               $3,024.9    $2,796.3
                                               =========   =========
Pre-tax Income
  USA                                          $  295.6    $  283.9
  EUROPE, MIDDLE EAST, AFRICA                     204.7       162.2
  ASIA PACIFIC                                     76.7        50.7
  AMERICAS                                         24.3        25.2
  OTHER                                            (3.2)      (11.2)
  CORPORATE                                      (197.5)     (176.7)
                                               _________   _________
                                               $  400.6    $  334.1
                                               =========   =========

                                                Aug. 31,     May 31,
                                                  2003        2003
                                               _________   __________

                                                   (in millions)

Accounts Receivable, net
  USA                                          $  625.0    $  609.5
  EUROPE, MIDDLE EAST, AFRICA                     834.0       792.6
  ASIA PACIFIC                                    228.0       258.4
  AMERICAS                                        126.7       130.0
  OTHER                                           234.1       269.2
  CORPORATE                                        37.7        41.4
                                               _________   _________
                                               $2,085.5    $2,101.1
                                               =========   =========
 Inventories, net
  USA                                          $  603.5    $  640.6
  EUROPE, MIDDLE EAST, AFRICA                     361.2       383.4
  ASIA PACIFIC                                    133.6       143.5
  AMERICAS                                         90.2        84.2
  OTHER                                           259.5       239.4
  CORPORATE                                        32.5        23.8
                                               _________   _________
                                               $1,480.5    $1,514.9
                                               =========   =========
Property, Plant and Equipment, net
  USA                                          $  211.6    $  215.7
  EUROPE, MIDDLE EAST, AFRICA                     220.7       241.4
  ASIA PACIFIC                                    374.0       386.3
  AMERICAS                                         10.8        11.0
  OTHER                                            79.9        82.1
  CORPORATE                                       666.9       684.3
                                               _________   _________
                                               $1,563.9    $1,620.8
                                               =========   =========


NOTE 8 - Commitments and Contingencies:
         _____________________________

     At August 31, 2003, the Company had letters of credit outstanding totaling $461.2 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

NOTE 9 - Subsequent Event:
         ________________

     On September 4, 2003, the Company completed the acquisition of 100 percent of the equity shares of Converse Inc. for $305 million cash. Converse Inc. is based in Massachusetts and designs, distributes, and markets high performance and casual athletic footwear and apparel.


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


Operating Results
_________________

     - Revenues for the first quarter of fiscal 2004 increased 8% to $3.0 billion versus $2.8 billion for the first quarter of fiscal 2003.

     - Gross margin increased as a percentage of revenues for the first quarter of fiscal 2004 to 43.0% from 41.4% for the first quarter of the prior year.

     - Selling and administrative remained relatively consistent as a percentage of revenues at 28.7% versus 28.8% for the first quarter of the prior year.

     - Income increased 20% for the quarter to $261.2 million from $217.2 million for the prior year, before the cumulative effect of accounting change in the first quarter of the prior year. After the effect of the accounting change, the first quarter of fiscal 2003 had a net loss of $48.9 million.

     - Diluted earnings per share for the quarter increased 21% to $0.98 from $0.81 in the prior year before the cumulative effect of accounting change. After the effect of the accounting change, the first quarter of fiscal 2003 had a loss of $0.18 per diluted share.

     A 15% increase in revenue from our international regions drove a majority of the 8% increase in consolidated revenues. Changes in currency exchange rates, primarily the euro, contributed approximately six and one-half percentage points of the consolidated revenue growth. See further discussion of revenues in the regional commentary below.

     In the first quarter of fiscal 2004, our consolidated gross margin percentage improved 160 basis points versus the prior year, from 41.4% to 43.0%, our highest quarterly gross margin percentage in our history as a public company. Factors contributing to the improved gross margin percentage in the quarter were as follows:

        (1) Higher pricing margins for in-line products, which represents current product offerings, resulted from lower product costs due to manufacturing efficiencies, reduced material costs, and lower air freight as well as a higher mix of sales of classic footwear models.
        (2) A reduced level of closeout sales as a percentage of total sales and improved margins on those sales.
        (3)  Changes in currency exchange rates, primarily the Euro.

     Selling and administrative expense, comprised of demand creation and operating overhead, grew 8% versus the prior year quarter, and as a percentage of revenue, remained relatively consistent with the prior year. Demand creation expense grew 1% to $324.1 million in the first quarter of fiscal 2004 from $321.8 million in fiscal 2003, reflecting a six percentage point increase due to changes in currency exchange rates. Excluding the impact of currency, demand creation spending declined versus the first quarter of fiscal 2003 mainly due to costs of our World Cup marketing campaign incurred in the first quarter of last year.

     Operating overhead increased 13% to $545.5 million in the first quarter of fiscal 2004 from $483.0 million in fiscal 2003. Currency exchange rates contributed five percentage points of the increase. Excluding the effects of currency, operating overhead increases were attributed to higher reserves for bad debts in our Europe, Middle East and Africa (EMEA) region, operating costs of new factory outlet stores outside the U.S., costs related to our on-going development of systems and processes supporting our worldwide supply chain initiative and increased costs to support the growth of our NIKE Golf, Cole Haan and Hurley businesses.

     Other expense, net was $23.8 million for the first quarter of fiscal 2004 compared to $11.0 million in the first quarter of fiscal 2003. Beginning this fiscal year, interest income and profit sharing expense previously included in other expense, net, are included in interest expense, net and selling and administrative, respectively. The presentation of prior year amounts has been adjusted to conform to the current classification. The majority of the increase over the prior year is due to loss on disposal of land gifted to the NIKE Foundation and legal settlement costs. The largest component of other expense, net, comprising approximately half of this year's net expense, is foreign currency losses primarily due to hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. These losses are comparable to last year and are reflected in the Corporate line in our segment presentation of pre-tax income in Note 7 - Operating Segments. The hedge losses reflected that the euro has strengthened considerably since we entered into these hedge contracts.

     In the first quarter of fiscal 2004, net foreign currency losses in other expense, net were more than offset by favorable translation of foreign currency denominated profits, which resulted in higher translated earnings in our foreign operations, most significantly in EMEA. Our estimate of the net impact of these losses and the favorable translation is a $34 million addition to consolidated income before income taxes compared to the prior year period. Consistent with our existing policies, we have also hedged a portion of anticipated intercompany charges for the balance of fiscal 2004. As the euro has strengthened since these hedge contracts were executed, we expect to continue to incur some hedge losses for the balance of fiscal 2004. However, at current exchange rates, we expect the net impact of the hedge losses and the offsetting positive translation impact will result in a net benefit to fiscal 2004 consolidated net income versus the prior year.

     Our effective tax rate in the first quarter of fiscal 2004 was 34.8%, relatively consistent with the first quarter of fiscal 2003 rate of 35.0%, but higher than the full year rate for fiscal 2003 of 34.1%. This increase compared to fiscal 2003 anticipates higher taxes on foreign earnings.

     Included in the first quarter of fiscal 2003 net income was a $266.1 million charge for the cumulative effect of implementing Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (FAS 142). This charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. See the Notes to Consolidated Financial Statements (Note 4 - Identifiable Intangible Assets and Goodwill) in our Annual Report on Form 10-K as of May 31, 2003 for further information.

     Our largest international region, EMEA, reported 17% revenue growth in the first quarter of fiscal 2004 compared to fiscal 2003. This growth reflected a 19 percentage point improvement due to changes in currency exchange rates. Excluding the effect from changes in currency exchange rates apparel revenues were down due to the mix of product sold. Key drivers of the change in mix were a shift in the timing of the launch of the Manchester United away jersey from the first quarter into the second quarter, and increased sales of lower priced spring and summer products as the region experienced unseasonably warm summer weather. Both the footwear and equipment business units in EMEA delivered revenue growth versus the prior year.

     EMEA pre-tax income grew 26% to $204.7 million in the first quarter of fiscal 2004 up from $162.2 million in the first quarter of fiscal 2003. Higher revenues and improved gross margins drove the increase, more than offsetting incremental selling and administrative costs. The improved gross margins were primarily the result of changes in currency exchange rates and higher in-line pricing margins in footwear.

     In the Asia Pacific region, revenues increased 13% in the first quarter of fiscal 2004 compared to fiscal 2003. Four percentage points of this growth were due to changes in currency exchange rates. Excluding the benefit from changes in currency exchange rates, sales in each Asia Pacific business unit grew, as did sales in almost every country of the region. The region's growth was led by significant increases in China and Korea, driven by expansion of retail distribution and consumers' acceptance of our products, as well as continued growth experienced in Japan.

     Pre-tax income for the Asia Pacific region increased to $76.7 million in the first quarter of fiscal 2004 up from $50.7 million in the first quarter of fiscal 2003. This increase reflected higher revenues, improved gross margins and lower selling and administrative costs. The improved gross margins were the result of higher in-line margins across footwear, apparel and equipment. Lower selling and administrative costs were driven mainly by a reduction in demand creation spending compared to the expenses incurred in the prior year relating to the 2002 World Cup.

     In the Americas region, revenues increased 8% for the quarter, with two percentage points of the growth due to changes in currency exchange rates. Excluding the effects from changes in currency exchange rates, the revenue growth was driven by stronger consumer demand in South and Central America, while sales in Mexico were essentially flat and down in Canada due to lower consumer demand. Excluding the currency exchange rate impact, the region experienced sales growth in the footwear and equipment business units slightly offset by a small percentage decrease in the apparel business unit.

     In the first quarter of fiscal 2004, pre-tax income for the Americas region declined slightly versus the prior year quarter, to $24.3 million. The decline in pre-tax income was attributable to reduced gross margins due to less favorable hedge rates on product purchases in Mexico, combined with market pressure on product pricing in that market.

     In the U.S. Region, revenues were down 2% in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. U.S. footwear revenues were down 5% and equipment revenues were down 4%, more than offsetting sales growth in U.S. apparel. The increase in U.S. apparel sales of 5% was primarily driven by increased consumer demand for team licensed apparel. Lower footwear revenues were due to reduced sales to our largest customer, Foot Locker, partially offset by increased sales to other accounts, which resulted from the significant changes in our U.S. footwear distribution that began in fiscal 2003. These changes were previously disclosed in our Annual Report on Form 10-K as of May 31, 2003.

     A portion of the footwear revenue decline for the first quarter was attributable to a lower average price per pair reflecting a higher percentage of sales of classic footwear and kids' models, which have lower average prices than our complex adult performance models. However, U.S. footwear futures orders scheduled for delivery from September 2003 to January 2004 reflect increases in both total amount and average price per pair versus the comparable year-ago period.

     U.S. region pre-tax income increased to $295.6 million in the first quarter of fiscal 2004 from $283.9 million in the first quarter of fiscal 2003. Pre-tax income improved, despite lower revenues and slightly higher selling and administrative expense, due to improved gross margins across all business units, most significantly footwear. The improved gross margins were mainly due to higher in-line pricing margins and a reduced level of close out sales with improved margins on those sales.

     Other revenues and pre-tax income include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Hurley International LLC, and NIKE Golf.
Other revenues grew 32% in the first quarter of fiscal 2004 compared to fiscal 2003 due to growth in each of these businesses, most significantly NIKE Golf.

     Other pre-tax income improved to a loss of $3.2 million in the first quarter of fiscal 2004 from a loss of $11.2 million in fiscal 2003. Improved results of NIKE Golf drove the year-over-year improvement.

     The breakdown of revenues follows:



                                                            Three Months Ended
                                                                 August 31,
                                                            __________________
                                                                             %
                                                       2003       2002    change
                                                      ______     ______   ______

                                                              (in millions)
U.S.A. REGION

   FOOTWEAR                                          $  822.4  $  865.1     -5%
   APPAREL                                              346.5     328.7      5%
   EQUIPMENT                                             85.0      88.9     -4%
                                                     ________  ________
     TOTAL U.S.A.                                     1,253.9   1,282.7     -2%

EMEA REGION

   FOOTWEAR                                             590.0     492.7     20%
   APPAREL                                              341.9     310.7     10%
   EQUIPMENT                                             81.6      65.9     24%
                                                     ________  ________
     TOTAL EMEA                                       1,013.5     869.3     17%

ASIA PACIFIC REGION

   FOOTWEAR                                             202.8     180.5     12%
   APPAREL                                              113.3      98.9     15%
   EQUIPMENT                                             32.2      28.4     13%
                                                     ________  ________
     TOTAL ASIA PACIFIC                                 348.3     307.8     13%

AMERICAS REGION

   FOOTWEAR                                             103.1      93.0     11%
   APPAREL                                               39.4      38.6      2%
   EQUIPMENT                                             11.2      10.7      5%
                                                     ________  ________
     TOTAL AMERICAS                                     153.7     142.3      8%

                                                     ________  ________
                                                      2,769.4   2,602.1      6%

OTHER                                                   255.5     194.2     32%

                                                     ________  ________
TOTAL REVENUES                                       $3,024.9  $2,796.3      8%
                                                     ========  ========



     The previous discussion includes disclosure of "pre-tax income" for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 7 - Operating Segments in the attached Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from September 2003 to January 2004 were 10.5% higher than such orders reported in the comparable period of fiscal 2003. Three points of this reported increase were due to changes in currency exchange rates versus the same period last year. In addition, approximately four to five points of this growth can be attributed to an earlier start of the spring season for footwear sales in Europe. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenues is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, NIKE Golf, Hurley, and retail sales across all brands.

Liquidity and Capital Resources
_______________________________

     Cash provided by operations was $350.7 million in the first quarter of fiscal 2004, compared to $174.1 million in the first quarter of fiscal 2003. Our primary source of operating cash flow in the current quarter was net income of $261.2 million. The year-over-year increase in cash provided by operations was due primarily to changes in our investment in working capital. In the first quarter of fiscal 2003, our net investment in working capital increased by $102.7 million, reducing cash flow from operations for that quarter. In the first quarter of fiscal 2004, our net investment in working capital decreased by $13.4 million, increasing cash flow for the quarter.

     Total cash used by investing activities during the current quarter was $42.3 million, compared to $50.1 million in the prior year period. Investing activities are consistent with the prior year and primarily reflect capital expenditures in computer equipment and software to support both normal business operations as well as our supply chain initiative, and continued investment in NIKE-owned retail stores.

     Net cash provided by financing activities for the first quarter was $49.5 million versus net cash used of $249.2 million in the first quarter of fiscal 2003. During the current quarter, the principal drivers of cash provided by financing activities were an increase in notes payable from the issuance of commercial paper, partially offset by share repurchases. In the prior year, decreases in notes payable, and share repurchases were the major uses of cash for financing activities.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001. In the current quarter, we purchased approximately
1.7 million shares of NIKE's Class B common stock for $89.5 million. To date under the program, we have purchased 14.0 million shares for $675.2 million. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     As a result of the above, our cash balance increased by $363.8 million during the quarter as we prepared to fund our acquisition of Converse Inc., which was completed on September 4, 2003 for approximately $305 million.

     No amounts are currently outstanding under our committed credit facilities. The terms of our facilities have not changed from those described in our Form 10-K as of May 31, 2003.

     Liquidity is also provided by our commercial paper program, under which there was $124.8 million outstanding at August 31, 2003 and no amount outstanding at May 31, 2003.

     Our long-term senior unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation (S&P) and Moody's Investor Services (Moody's), respectively. Our short-term debt ratings remain at A1 and P1 from S&P and Moody's, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

     Dividends declared per share of common stock for the first quarter of fiscal 2004 were $0.14 per share.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

Item 4.  CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, as of August 31, 2003 the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.


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


                           Part II - Other Information

Item 1.

Legal Proceedings

     Except as described below, there have been no material changes from the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

     On September 12, 2003 the Company settled the lawsuit, Kasky v. NIKE, Inc. et al., No. 994446, filed in 1998 in San Francisco County Superior Court. As part of the settlement, we agreed to make an additional contribution of $1.5 million to the Washington, D.C. based Fair Labor Association for program operations and worker development programs focused on education and economic opportunity over the next three years. We also agreed to maintain existing funding of our after-hours worker education programs in footwear facilities and micro-loan programs at a minimum of $500,000 over the next two years. The case has been dismissed with prejudice (which means the plaintiff cannot refile the action).

Item 4.

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 22, 2003. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors, approved the amendment to the NIKE, Inc. 1990 Stock Incentive Plan, and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal 2004.

The voting results are as follows:

Election of Directors

                                       Votes Cast
                           For          Withheld     Broker
                                                    Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Thomas E. Clarke         97,386,687        3            -0-
Ralph D. DeNunzio        97,386,687        3            -0-
Richard K. Donahue       97,186,687    200,003          -0-
Delbert J. Hayes         97,386,687        3            -0-
Douglas G. Houser        97,386,687        3            -0-
Jeanne P. Jackson        97,386,687        3            -0-
Philip H. Knight         97,386,687        3            -0-
Charles W. Robinson      97,386,687        3            -0-
John R. Thompson, Jr.    97,186, 687   200,003          -0-

Elected by holders of
Class B Common Stock:

Jill K. Conway           138,066,352   3,482,703        -0-
Alan B. Graf, Jr.        124,178,601  17,370,454        -0-
John E. Jaqua            132,097,292   9,451,763        -0-
A. Michael Spence        124,113,224  17,435,831        -0-


                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Approval of the amendments
 to the NIKE, Inc. 1990
 Stock Incentive Plan:

Class A and Class B
Common Stock Voting
Together                  153,849,747   65,362,232    1,376,452      -0-

Proposal 3 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 218,820,704   20,047,516     1,241,948      -0-


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

   4.5 Second Amendment to Credit Agreement dated as of November 15, 2002. (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2002).

  12.1  Computation of Ratio of Earnings to Charges.

  31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1  Section 1350 Certificate of Chief Executive Officer.

  32.2  Section 1350 Certificate of Chief Financial Officer.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were furnished during the fiscal quarter ending August 31, 2003:

June 26, 2003: Item 7. Financial Statements and Exhibits. Item. 9 Regulation FD Disclosure (Information provided under Item 12. Results of Operations and Financial Condition). Fourth Quarter Earnings Release.

June 26, 2003: Item 7. Financial Statements and Exhibits. Item. 9 Regulation FD Disclosure (Information provided under Item 12. Results of Operations and Financial Condition). Transcript of Earnings Conference Call.

The following reports on Form 8-K were filed during the fiscal quarter ending August 31, 2003:

July 9, 2003: Item 5. Other Events. Press Release: NIKE, Inc. to Acquire Converse Inc.


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


DATED:  October 10, 2003