Form 10-Q
period 2003-11-30
NIKE INC
filed 2004-01-12
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2003
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 2003 were:
                                       _______________

                            Class A       90,804,466

                            Class B      172,318,918
                                       _______________
                                         263,123,384
                                       ===============


PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,   May 31,
                                                         2003        2003
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  968.9    $  634.0
     Accounts receivable                                2,010.4     2,101.1
     Inventories (Note 2)                               1,592.0     1,514.9
     Deferred income taxes                                212.7       221.8
     Prepaid expenses and other current assets            236.8       266.2
                                                       ________    ________

     Total current assets                               5,020.8     4,738.0

Property, plant and equipment                           3,082.1     2,988.8
     Less accumulated depreciation                      1,476.1     1,368.0
                                                       ________    ________

     Property, plant and equipment, net                 1,606.0     1,620.8

Identifiable intangible assets, net (Notes 3 and 7)       368.5       118.2
Goodwill (Notes 3 and 7)                                  132.3        65.6
Deferred income taxes and other assets                    248.9       229.4
                                                       ________    ________

     Total Assets                                      $7,376.5    $6,772.0
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  206.1    $  205.7
     Notes payable                                        142.4        75.4
     Accounts payable                                     533.1       572.7
     Accrued liabilities                                  992.7     1,054.2
     Income taxes payable                                 121.7       107.2
                                                       ________    ________

          Total current liabilities                     1,996.0     2,015.2

Long-term debt                                            649.6       551.6
Deferred income taxes and other liabilities (Note 7)      363.3       214.2
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-90.8 and
            97.8 shares outstanding                         0.2         0.2
          Class B-172.3 and 165.8 shares
               outstanding                                  2.6         2.6
     Capital in excess of stated value                    727.4       589.0
     Unearned stock compensation                           (7.0)       (0.6)
     Accumulated other comprehensive loss                (159.6)     (239.7)
     Retained earnings                                  3,803.7     3,639.2
                                                       ________    ________

     Total shareholders' equity                         4,367.3     3,990.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $7,376.5    $6,772.0
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended       Six Months Ended
                                                   November 30,            November 30,
                                               ___________________      _________________

                                                 2003        2002        2003       2002
                                                 ____        ____        ____       ____

                                                  (in millions, except per share data)

Revenues                                       $2,837.1    $2,514.7     $5,862.0  $5,311.0
Cost of sales                                   1,637.5     1,504.6      3,360.9   3,143.8
                                               _________   _________    _________ _________

Gross Margin                                    1,199.6     1,010.1      2,501.1   2,167.2
Selling and administrative                        902.5       761.9      1,772.1   1,566.5
Interest expense, net                               8.1         7.1         15.6      14.5
Other expense, net                                 14.3        11.5         38.1      22.5
                                               _________   _________    _________ _________

Income before income taxes and cumulative
     effect of accounting change                  274.7       229.6        675.3     563.7

Income taxes                                       95.6        77.6        235.0     194.5
                                               _________   _________    _________ _________

Income before cumulative effect of
     accounting change                            179.1       152.0        440.3     369.2

Cumulative effect of accounting change,
     net of income taxes                             --          --           --     266.1
                                               _________   _________    _________ _________

Net income                                     $  179.1    $  152.0     $  440.3  $  103.1
                                               =========   =========    ========= =========

Basic earnings per common share (Note 6):
   Before accounting change                    $   0.68    $   0.57     $   1.67  $   1.39
   Cumulative effect of accounting change            --          --           --     (1.00)
                                               _________   _________    _________ _________

                                               $   0.68    $   0.57     $   1.67  $   0.39
                                               =========   =========    ========= =========

Diluted earnings per common share (Note 6):
   Before accounting change                    $   0.66    $   0.57     $   1.64  $   1.38
   Cumulative effect of accounting change            --          --           --     (0.99)
                                               _________   _________    _________ _________

                                               $   0.66    $   0.57     $   1.64  $   0.39
                                               =========   =========    ========= =========

Dividends declared per common share            $   0.20    $   0.14     $   0.34  $   0.26
                                               =========   =========    ========= =========




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                              November 30,
                                                          _________________

                                                          2003         2002
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 440.3    $ 103.1
          Income charges (credits) not
            affecting cash:
            Cumulative effect of accounting change            --      266.1
            Depreciation                                   123.2      114.4
            Deferred income taxes                           12.1        0.1
            Amortization and other                          35.2        7.5
          Income tax benefit from exercise of stock
            options                                         19.4        2.2
          Changes in other working capital
            components, net of the effect of the
            acquisition of subsidiary                      138.9      (93.4)
                                                         ________   ________

          Cash provided by operations                      769.1      400.0
                                                         ________   ________
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                      (88.0)     (86.6)
          Disposals of property, plant and
            equipment                                        3.2        7.2
          Increase in other assets                          (9.7)     (29.3)
          (Decrease) increase in other liabilities          (0.3)       1.1
          Acquisition of subsidiary, net of cash
            acquired                                      (288.9)        --
                                                         ________   ________

          Cash used by investing activities               (383.7)    (107.6)
                                                         ________   ________

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance            101.8       90.1
          Reductions in long-term debt
            including current portion                       (3.0)     (52.9)
          Decrease in notes payable                         (0.3)    (163.5)
          Proceeds from exercise of options and
            other stock issuances                          115.3       11.3
          Repurchase of stock                             (195.5)     (97.3)
          Dividends on common stock                        (73.7)     (63.8)
                                                         ________   ________

          Cash used by financing activities                (55.4)    (276.1)
                                                         ________   ________

Effect of exchange rate changes on cash                      4.9      (36.0)
Net increase (decrease) in cash and equivalents            334.9      (19.7)
Cash and equivalents, May 31, 2003 and 2002                634.0      575.5
                                                         ________   ________

Cash and equivalents, November 30, 2003
  and 2002                                               $ 968.9    $ 555.8
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the six (6) months ended November 30, 2003 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2004 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          2003         2003
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,568.8     $1,484.1
                    Work-in-progress         8.0         15.2
                    Raw materials           15.2         15.6
                                        ________     ________

                                        $1,592.0     $1,514.9
                                        ========     ========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment annually in the fourth quarter, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2003 and May 31, 2003:

                                           November 30, 2003              May 31, 2003
                                        ______________________       ______________________

                                         Gross                        Gross
                                        Carrying  Accumulated        Carrying  Accumulated
                                         Amount   Amortization        Amount   Amortization
                                        ________  ____________       ________  ____________

                                                            (in millions)

Amortized intangible assets:
     Patents                             $  25.5     $ (11.1)         $  24.9     $ (10.4)
     Trademarks                             13.3       (11.0)            12.9       (10.6)
     Other                                  16.8        (6.4)             7.5        (1.1)
                                        _________   _________        _________   _________
       Total                             $  55.6     $ (28.5)         $  45.3     $ (22.1)
                                        =========   =========        =========   =========

Unamortized intangible assets:
     Goodwill                            $ 132.3                      $  65.6
     Trademarks                            341.4                         95.0
                                        _________                    _________
       Total                             $ 473.7                      $ 160.6
                                        =========                    =========


     Amortization expense, which is included in selling and administrative expense, was $5.5 million and $0.8 million for the three-month periods ended November 30, 2003 and November 30, 2002, respectively, and $6.4 million and $1.9 million for the six-month periods ended November 30, 2003 and November 30, 2002, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2004 through May 31, 2008 are as follows: 2004: $11.9 million; 2005: $3.2 million; 2006: $2.9 million; 2007: $2.4 million; 2008: $2.2 million.

     During the second quarter ended November 30, 2003 the Company completed the acquisition of Converse Inc. As a result, $66.7 million was allocated to goodwill, $246.2 million was allocated to unamortized trademarks and $8.6 million was allocated to other amortized intangible assets. See note 7 for additional information related to the acquisition.

     The change in the book value of goodwill, which relates to the Company's Other operating segment, for the six months ended November 30, 2003 is as follows:

May 31, 2003                                            $   65.6
Acquisition of Subsidiary                                   66.7
                                                           _____

November 30, 2003                                       $  132.3
                                                           =====

NOTE 4 - Comprehensive Income:
         ___________________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended     Six Months Ended
                                                   November 30,          November 30,
                                                __________________     ________________

                                                 2003        2002       2003      2002
                                                 ____        ____       ____      ____

                                                              (in millions)

Net Income                                      $179.1      $152.0     $440.3    $103.1

Other Comprehensive Income (Loss):
  Change in cumulative translation
     adjustment and other                         75.7         4.9       16.5      17.2
  Changes due to cash flow hedging
      instruments:
    Net loss on hedge derivatives               (104.2)       (8.3)     (17.7)    (92.5)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments     34.8        24.9       81.3      47.9
                                                _______     _______    _______   _______

  Other Comprehensive Income (Loss)                6.3        21.5       80.1     (27.4)
                                                _______     _______    _______   _______
Total Comprehensive Income                      $185.4      $173.5     $520.4    $ 75.7
                                                =======     =======    =======   =======



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

     If the Company had accounted for stock options issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended     Six Months Ended
                                                   November 30,          November 30,
                                                __________________     ________________

                                                 2003        2002       2003     2002
                                                 ____        ____       ____     ____

                                                (in millions, except per share data)

Net Income as reported                          $179.1      $152.0     $440.3   $103.1

Add:  Stock-based compensation expense included
  in reported net income, net of tax                --          --         --       --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (12.1)      (11.2)     (23.3)   (19.7)
                                                _______     _______    _______  _______

Pro forma net income                            $167.0      $140.8     $417.0   $ 83.4
                                                =======     =======    =======  =======
Earnings per share:
  Basic - as reported                              0.68        0.57       1.67     0.39
  Basic - pro forma                                0.63        0.53       1.58     0.31
  Diluted - as reported                            0.66        0.57       1.64     0.39
  Diluted - pro forma                              0.63        0.53       1.57     0.31


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

NOTE 6 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 1.0 million and 12.0 million shares of common stock were outstanding at November 30, 2003 and November 30, 2002, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                   Three Months Ended         Six Months Ended
                                      November 30,               November 30,
                                   __________________         ________________

                                     2003         2002          2003      2002
                                     ____         ____          ____      ____

                                       (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    263.3        264.7         263.1     265.0
   Assumed conversion of
     dilutive stock options
     and awards                       6.2          2.8           5.2       3.3
                                   _______      _______       _______   _______

Diluted average common
   shares outstanding               269.5        267.5         268.3     268.3
                                   =======      =======       =======   =======

Basic earnings per common share:
   Before cumulative effect of
     accounting change             $ 0.68       $ 0.57        $ 1.67    $ 1.39
   Cumulative effect of
     accounting change                 --           --            --     (1.00)
                                   _______      _______       _______   _______
                                   $ 0.68       $ 0.57        $ 1.67    $ 0.39
                                   =======      =======       =======   =======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change             $ 0.66       $ 0.57        $ 1.64    $ 1.38
   Cumulative effect of
     accounting change                 --           --            --     (0.99)
                                   _______      _______       _______   _______
                                   $ 0.66       $ 0.57        $ 1.64    $ 0.39
                                   =======      =======       =======   =======

NOTE 7 - Acquisition:
         ___________

     On September 4, 2003, the Company acquired 100 percent of the equity shares of Converse Inc. ("Converse"). Converse designs, distributes, and markets high performance and casual athletic footwear and apparel. The acquisition has been accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations". The cash purchase price, including acquisition costs, was approximately $310 million. The results of Converse's operations have been included in the consolidated financial statements since the date of acquisition as part of the Company's Other operating segment.

     All assets and liabilities of Converse have been recorded in the Company's consolidated balance sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $254.8 and $66.7 million, respectively. Identifiable intangible assets include $246.2 million for trademarks that have an indefinite life, and $8.6 million of other intangible assets that are being amortized over nine months. Deferred taxes of $105.1 million have been provided for the purchase of the identifiable intangible assets, which is the primary reason for goodwill. The pro forma effect of the acquisition on the combined results of operations was not significant.


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings, Inc., Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE
Golf and Converse Inc., beginning September 4, 2003, which are considered immaterial for individual disclosure.

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

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents Income before income taxes and cumulative effect of accounting change as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including certain currency exchange rate gains and losses on transactions and intercompany eliminations for specific items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2003        2002        2003       2002
                                        _____       _____       _____      _____
Net Revenue
  USA                                 $1,085.6    $1,032.6    $2,339.5   $2,315.2
  EUROPE, MIDDLE EAST, AFRICA            848.9       781.2     1,862.4    1,650.6
  ASIA PACIFIC                           412.7       350.4       761.0      658.2
  AMERICAS                               156.1       133.5       309.8      275.8
  OTHER                                  333.8       217.0       589.3      411.2
                                      _________   _________   _________  _________
                                      $2,837.1    $2,514.7    $5,862.0   $5,311.0
                                      =========   =========   =========  =========

Pre-Tax Income
  USA                                 $  193.4    $  173.0    $  489.0   $  456.9
  EUROPE, MIDDLE EAST, AFRICA            139.4       125.0       344.0      287.3
  ASIA PACIFIC                            98.7        83.9       175.5      134.6
  AMERICAS                                31.4        28.5        55.7       53.7
  OTHER                                    7.3         0.5         4.1      (10.8)
  CORPORATE                             (195.5)     (181.3)     (393.0)    (358.0)
                                      _________   _________   _________  _________
                                      $  274.7    $  229.6    $  675.3   $  563.7
                                      =========   =========   =========  =========


                                       Nov. 30,    May 31,
                                         2003       2003
                                      _________   _________

Accounts Receivable, net
  USA                                 $  590.3    $  609.5
  EUROPE, MIDDLE EAST, AFRICA            687.2       792.6
  ASIA PACIFIC                           269.0       245.6
  AMERICAS                               136.2       130.0
  OTHER                                  289.7       282.0
  CORPORATE                               38.0        41.4
                                      _________   _________
                                      $2,010.4    $2,101.1
                                      =========   =========

Inventories, net
  USA                                 $  606.8    $  640.6
  EUROPE, MIDDLE EAST, AFRICA            407.3       383.4
  ASIA PACIFIC                           156.1       143.5
  AMERICAS                                86.4        84.2
  OTHER                                  309.9       239.4
  CORPORATE                               25.5        23.8
                                      _________   _________
                                      $1,592.0    $1,514.9
                                      =========   =========

Property, Plant and Equipment, net
  USA                                 $  204.8    $  215.7
  EUROPE, MIDDLE EAST, AFRICA            232.0       241.4
  ASIA PACIFIC                           401.9       386.3
  AMERICAS                                11.2        11.0
  OTHER                                   95.4        82.1
  CORPORATE                              660.7       684.3
                                      _________   _________
                                      $1,606.0    $1,620.8
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At November 30, 2003, the Company had letters of credit outstanding totaling $479.7 million. These letters of credit were issued primarily for the purchase of inventory.

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


Operating Results
_________________

Consolidated Operating Results

     - Revenue for the second quarter of fiscal 2004 was $2.8 billion, a 13% increase versus the second quarter of fiscal 2003. Revenue for the first six months of fiscal 2004 was $5.9 billion, up 10% versus the same period of fiscal 2003.

     - Gross margin for the second quarter of fiscal 2004 was 42.3% of revenues, up from 40.2% for the second quarter of the prior year. Gross margin for the first six months of fiscal 2004 was 42.7%, up from 40.8% for the first six months of the prior year.

     - Selling and administrative expense for the second quarter of fiscal 2004 increased 18% versus the second quarter of the prior year, to $902.5 million, and was 31.8% as a percentage of revenues versus 30.3% for the second quarter of the prior year. Selling and administrative expense for the first six months of fiscal 2004 increased 13% versus the first six months of the prior year, and was 30.2% as a percentage of revenues versus 29.5% for the first six months of the prior year.

     - Net income for the second quarter of fiscal 2004 was $179.1 million, an 18% increase versus the second quarter of fiscal 2003. Net income for the first six months of fiscal 2004 was $440.3 million, up 19% versus the first six months of the prior year before the cumulative effect of accounting change in the first quarter of the prior year. Net income for the first six months of the prior year after the cumulative effect of the accounting change was $103.1 million.

     - Diluted earnings per share for the second quarter of fiscal 2004 were $0.66, up 16% versus the second quarter of the prior year. Diluted earnings per share for the first six months of fiscal 2004 were $1.64, a 19% increase before the cumulative effect of an accounting change in the first quarter of the prior year. Diluted earnings per share for the first six months of the prior year after the cumulative effect of the accounting change were $0.39.

     Revenue from our international regions increased 12% for the second quarter and 13% for the first six months of fiscal 2004 which contributed 6 percentage points and 7 percentage points of growth, respectively, to consolidated revenue. All of the second quarter growth and all but one percentage point of the six month growth from our international regions can be attributable to changes in currency exchange rates, primarily the euro.

     As previously disclosed in our quarterly report on Form 10-Q for the quarter ended November 30, 2002, in the prior year we accelerated approximately $66 million of deliveries from the third quarter to the second quarter as we prepared to implement new supply chain systems in our Europe, Middle East and Africa (EMEA) Region. This shift in the timing of shipments in the prior year reduced international revenue growth comparisons for the second quarter and first six months of fiscal 2004 by 6 percentage points and 3 percentage points, respectively; the impact on consolidated revenue growth was 3 percentage points and 1 percentage point, respectively.

     The acquisition of Converse during the quarter contributed 2 percentage points of consolidated revenue growth in the second quarter and one percentage point of growth for the first six months of fiscal 2004. See Note 7 - Acquisitions for additional information related to the acquisition. Revenue growth in the U.S. Region contributed 2 percentage points of consolidated revenue growth in the second quarter and 40 basis points (0.40 percentage points) of growth for the first six months of fiscal 2004. The remaining increase in consolidated revenue is due to growth in our Other segment, in addition to that of Converse as noted above. See further discussion of revenues in Operating Segments below.

     In the second quarter of fiscal 2004, our consolidated gross margin percentage improved 210 basis points versus the prior year, from 40.2% to 42.3%. For the first six months of fiscal 2004, our consolidated gross margin percentage improved 190 basis points compared to the first six months of the prior year, from 40.8% to 42.7%. The primary factors contributing to the improved gross margin percentages for the second quarter and year-to-date periods were as follows:

       (1) A reduced level of closeout sales as a percentage of total sales, improved margins on those closeout sales, and an improved mix of product in inventory, primarily in the U.S. and EMEA regions. These factors represent approximately 90 basis points of improvement for the quarter, and 70 basis points of improvement for the year-to-date period.

       (2) Higher pricing margins for in-line products (i.e. current product offerings), due to lower air freight, lower product costs from manufacturing efficiencies and reduced material costs, and a higher mix of sales of classic footwear models. These factors represent approximately 60 basis points of improvement for the quarter and 40 basis points of improvement year-to-date.

       (3) Changes in currency exchange rates, primarily the Euro, represent 30 basis points and 40 basis points of improvement for the quarter and year-to-date periods, respectively.

     Second quarter selling and administrative expense, comprised of demand creation and operating overhead, grew 18% versus the prior year quarter. Year-to-date fiscal 2004 selling and administrative expense increased 13% over the prior year period. Demand creation expense grew 25% to $340.6 million in the second quarter of fiscal 2004 while year-to-date demand creation expense increased 12% to $664.7 million. Seven percentage points of the increase for the second quarter and 6 percentage points of the year-to-date increase were due to changes in currency exchange rates. Excluding the impact of currency, the increase in demand creation spending for the second quarter is attributable to higher spending for advertising primarily in the U.S., EMEA, and Asia Pacific regions (8 percentage point impact) and higher spending on endorsement contracts primarily related to basketball in the U.S. and soccer in EMEA (5 percentage point impact). The addition of Converse also had a 3 percentage point impact on demand creation for the quarter. The overall increase in demand creation for the year-to-date period was due to the second quarter factors as explained above.

     Operating overhead for the second quarter of fiscal 2004 was $561.9 million, a 15% increase over the second quarter of fiscal 2003. For the first six months of fiscal 2004, operating overhead increased 14% to $1,107.4 million. Currency exchange rates contributed 4 percentage points of the increase for the second quarter, and 5 percentage points of the increase for the first six months. The addition of Converse accounted for 3 percentage points of growth for the second quarter and 2 points of growth year-to-date. Excluding the effects of currency and Converse, operating overhead increases for the quarter were mainly attributable to: a) higher net bad debt expense (3 percentage points); b) increased costs to support the growth of our NIKE Golf, Cole Haan, Bauer NIKE Hockey and Hurley businesses (2 percentage points); and
c) normal wage increases and some added infrastructure, including costs around our worldwide supply chain initiative, necessary to support the global business growth. The overall increase in operating overhead for the year-to-date period was consistent with those of the quarter.

     Other expense, net, was $14.3 million for the second quarter of fiscal 2004 compared to $11.5 million in the second quarter of fiscal 2003. Other expense, net, for the first six months of fiscal 2004 was $38.1 million compared to $22.5 million for the same period of fiscal 2003. Beginning this fiscal year, interest income and profit sharing expense previously included in other expense, net, are included in interest expense, net, and selling and administrative, respectively. The presentation of prior year amounts has been adjusted to conform to the current classification. The most significant component of other expense, net, comprising approximately 45% of this year's quarterly and year-to-date net expense, is foreign currency losses primarily hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Note 8 - Operating Segments. The hedge losses reflected that the euro has strengthened considerably since we entered into these hedge contracts.

     In the second quarter and the first six months of fiscal 2004, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. Our estimate of the net impact of these losses and the favorable translation is a $30 million addition to consolidated income before income taxes compared to the prior year second quarter and $64 million compared to the first six months of the prior year. Consistent with our existing policies, we have also hedged a portion of anticipated intercompany charges for the balance of fiscal 2004. As the euro has strengthened since these hedge contracts were executed, we expect to continue to incur some hedge losses for the balance of fiscal 2004. However, at current exchange rates, we expect the net impact of the hedge losses and the offsetting positive translation impact will result in a net benefit to fiscal 2004 consolidated net income versus the prior year.

     Our effective tax rate for the first six months of fiscal 2004 was 34.8%, relatively consistent with the first six months of fiscal 2003 rate of 34.5%, but higher than the full year rate for fiscal 2003 of 34.1%. This increase compared to fiscal 2003 anticipates higher taxes on foreign earnings.

     Included in net income for the first six months of fiscal 2003 was a $266.1 million charge for the cumulative effect of implementing Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (FAS 142). This charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. See the Notes to Consolidated Financial Statements (Note 4 - Identifiable Intangible Assets and Goodwill) in our Annual Report on Form 10-K as of May 31, 2003 for further information.

Operating Segments

     Our largest international region, EMEA, reported 9% revenue growth for the second quarter of fiscal 2004 compared to fiscal 2003 and 13% revenue growth in the first six months of fiscal 2004. All business units experienced growth in revenues for the quarter and six-month periods. The second quarter growth reflected a 15 percentage point improvement and the year-to-date period reflected a 17 percentage point improvement due to changes in currency exchange rates. As discussed above, in the prior year we accelerated approximately $66 million of deliveries into the second quarter from the third quarter in advance of implementing new supply chain systems in Europe. This shift reduced comparable revenue growth for the quarter by 9 percentage points and by 4 percentage points for the year-to-date period. If we remove the effects of currency and shipment timing in the prior year, fiscal 2004 revenue for the EMEA Region would have grown approximately three percent in the second quarter, primarily due to increased footwear volume, and would have been flat for the first six months.

     EMEA pre-tax income for the second quarter of fiscal 2004 was $139.4 million, up 12% versus the prior year quarter. For the first six months of fiscal 2004, pretax income grew 20% to $344.0 million. For the quarter and the six month periods, higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The improved gross margins were primarily the result of a lower level of closeout sales and higher closeout margins, and changes in currency exchange rates. See further discussion regarding gross margins and selling and administrative costs in Consolidated Operating Results.

     In the Asia Pacific Region, revenues increased 18% year-over-year in the second quarter of fiscal 2004 and increased 16% year-over-year in the first six months of fiscal 2004. Five percentage points of growth for both the second quarter and the first six months were due to changes in currency exchange rates. Excluding the currency benefit, sales in each Asia Pacific business unit grew for both the quarter and year-to-date periods. The region's revenue growth was primarily attributed to volume increases. Significant revenue increases in China and Korea, driven by expansion of retail distribution and strong consumer demand, as well as continued growth in Japan were key growth drivers for the quarter and year-to-date periods.

     Pre-tax income for the Asia Pacific Region increased to $98.7 million in the second quarter of fiscal 2004, up from $83.9 million in the second quarter of fiscal 2003, and increased from $134.6 million to $175.5 million in the fiscal 2004 year-to-date period. For the quarter, higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The higher gross margins were attributable to improved in-line margins across footwear, apparel and equipment. For the six-month period, gross margins improved, while selling and administrative spending declined as a percent of revenue as a result of lower demand creation expenses versus the prior year investment in marketing the 2002 World Cup.
See further discussion regarding gross margins and selling and administrative costs in Consolidated Operating Results.

     In the Americas Region, revenues increased 17% for the second quarter of fiscal 2004, with 8 percentage points of the growth due to changes in currency exchange rates, while the year-to-date fiscal 2004 revenues increased 12% with 5 percentage points of the growth due to changes in currency exchange rates. Excluding the currency effects, the revenue growth for the quarter and year-to-date periods was driven by stronger consumer demand in South and Central America. Sales in Mexico were up slightly, but sales were down in Canada due to lower consumer demand. Excluding the currency exchange rate impact, the region experienced sales growth for the quarter and year-to-date periods for footwear and equipment, slightly offset by a small decrease in apparel.

     In the second quarter of fiscal 2004, pre-tax income for the Americas Region increased 10% from the prior year quarter, to $31.4 million. Year-to-date fiscal 2004 pre-tax income increased 4% to $55.7 million. The increase in pre-tax income was attributable to higher revenues partially offset by reduced gross margins and higher selling and administrative costs. The reduced gross margins are due to less favorable wholesale pricing in Mexico and less favorable currency rates on product purchases in Mexico and Brazil. See further discussion regarding selling and administrative costs in Consolidated Operating Results.

     In the U.S. Region, revenues for the second quarter of fiscal 2004 grew 5% versus the second quarter of fiscal 2003, and revenues for the first six months of fiscal 2004 grew 1% versus the year-ago period. In the second quarter, footwear revenue increased 5% and apparel revenue increased 8%, while equipment revenue was down 6%. For the first six months of fiscal 2004, footwear revenue was down 1% and equipment revenue was down 5%, while apparel revenue increased 7%. The increase in apparel sales for the second quarter and six month periods was primarily driven by increased consumer demand for team licensed apparel.

     The increase in footwear revenue for the quarter was due to approximately a 4 percentage point increase in average wholesale selling price, as the sales of $100 and over (suggested retail price) product grew and closeout product sales declined compared to the prior year second quarter. Growth in NIKE retail volume also contributed to the overall footwear improvement in the quarter. The year-to-date fiscal 2004 decline in footwear revenue of 1% was primarily due to a decrease in wholesale volume resulting from the impact of our redistribution strategy, which included reduced orders from our largest customer (Foot Locker) and reduced premium product offerings to them. These redistribution changes were previously disclosed in our Annual Report on Form 10-K as of May 31, 2003. The reduction in footwear sales to Foot Locker was partially offset by growth in sales to other wholesale customers and increased sales through NIKE-owned retail stores.

     During the quarter, the company announced plans to execute joint marketing programs with Foot Locker to develop innovative retail presentations of NIKE performance products at select Foot Locker locations in the U.S. beginning with the Fall 2004 season. As part of those programs, additional premium product offerings will be available to select Foot Locker locations beginning May 2004. As these plans are executed, we expect our footwear sales with Foot Locker to increase. However, since our total revenue is derived from sales to many customers, growth in sales to Foot Locker may not translate directly to growth in overall footwear revenue. See further information regarding worldwide futures and advance orders below.

     For the second quarter, U.S. Region pre-tax income was $193.4 million, a 12% increase versus the second quarter of fiscal 2003. Pre-tax income for the first six months of fiscal 2004 increased 7% to $489.0 million. For the quarter and year-to-date periods, higher revenues and gross margins drove the increase, more than offsetting higher selling and administrative costs. The improved gross margins were primarily the result of higher in-line product margins, including reduced air freight, and improved margins on closeout sales. See further discussion regarding gross margins and selling and administrative costs in Consolidated Operating Results.

     Other revenues and pre-tax income for the second quarter of fiscal 2004 include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Converse Inc., Hurley International LLC, and NIKE Golf. Other revenues grew 54% in the second quarter of fiscal 2004 compared to fiscal 2003 and grew 43% in the first six months of fiscal 2004 versus the prior year period. The addition of Converse contributed 28 percentage points of the increase for the quarter and 15 percentage points of the increase for the first six months. The remaining increase is due to growth in each of the other businesses, most significantly NIKE Golf and Cole Haan.

     Other pre-tax income improved to $7.3 million in the second quarter of fiscal 2004 from $0.5 million in fiscal 2003 and improved to $4.1 million in the year-to-date fiscal 2004 period from a loss of $10.8 million in the same period of last year. The addition of Converse combined with improved results from NIKE Golf and Cole Haan drove the year-over-year improvement.


     The breakdown of revenues follows:


                                  Three Months Ended            Six Months Ended
                                     November 30,                  November 30
                                 ___________________           ____________________
                                                      %                          %
                                 2003       2002    change     2003    2002    change
                                ______     ______  _______    ______  ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $  624.0  $  596.1      5%   $1,446.4  $1,461.1    -1%
   APPAREL                        398.3     369.5      8%      744.8     698.2     7%
   EQUIPMENT                       63.3      67.0     -6%      148.3     155.9    -5%
                               ________  ________           ________  ________
     TOTAL U.S.                 1,085.6   1,032.6      5%    2,339.5   2,315.2     1%

EMEA REGION

   FOOTWEAR                       472.5     436.7      8%    1,062.5     929.4    14%
   APPAREL                        324.9     294.9     10%      666.8     605.7    10%
   EQUIPMENT                       51.5      49.6      4%      133.1     115.5    15%
                               ________  ________           ________  ________
     TOTAL EMEA                   848.9     781.2      9%    1,862.4   1,650.6    13%

ASIA PACIFIC REGION

   FOOTWEAR                       205.6     170.0     21%      408.4     350.5    17%
   APPAREL                        174.5     151.1     15%      287.8     250.0    15%
   EQUIPMENT                       32.6      29.3     11%       64.8      57.7    12%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           412.7     350.4     18%      761.0     658.2    16%

AMERICAS REGION

   FOOTWEAR                       103.7      83.0     25%      206.8     176.0    18%
   APPAREL                         41.9      40.5      3%       81.3      79.1     3%
   EQUIPMENT                       10.5      10.0      5%       21.7      20.7     5%
                               ________  ________           ________  ________
     TOTAL AMERICAS               156.1     133.5     17%      309.8     275.8    12%

                               ________  ________           ________  ________
                                2,503.3   2,297.7      9%    5,272.7   4,899.8     8%

OTHER                             333.8     217.0     54%      589.3     411.2    43%

                               ________  ________           ________  ________
TOTAL REVENUES                 $2,837.1  $2,514.7     13%   $5,862.0  $5,311.0    10%
                               ========  ========           ========  ========


     The previous discussion includes disclosure of "pre-tax income" for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 8 - Operating Segments in the attached Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from December 2003 through April 2004 were 9.7% higher than such orders reported in the comparable period of fiscal 2003. Four points of this reported increase were due to changes in currency exchange rates versus the same period last year. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, and retail sales across all brands.


Liquidity and Capital Resources
____________________________


Cash Flow Activity

     Cash provided by operations was $769.1 million in the first six months of fiscal 2004, compared to $400.0 million in the first six months of fiscal 2003. Our primary source of operating cash flow in the current period was net income of $440.3 million. In addition to the improvement in net income, the year-over-year increase in cash provided by operations was attributable to changes in our investment in working capital. In the first six months of fiscal 2003, our net investment in working capital increased partially due to increased accounts receivable resulting from the accelerated shipping in EMEA as previously discussed. In the first six months of fiscal 2004, our net investment in working capital improved due to a reduction in accounts receivable resulting from improved account management combined with more normal shipping patterns.

     Total cash used by investing activities during the first six months of fiscal 2004 was $383.7 million, compared to $107.6 million in the prior year period. The acquisition of Converse represents the most significant use of cash during the period. The remaining investing activities are consistent with the prior year and primarily reflect capital expenditures on computer equipment and software to support both normal business operations as well as our supply chain systems upgrade, continued investment in NIKE-owned retail stores, and selected warehouse improvements.

     During the first six months of fiscal 2004, the principal uses of cash for financing activities were share repurchases and dividends, partially offset by proceeds from the exercise of stock options. These financing activities were higher than the prior year partially due to an increase in the market price of the company stock, which increased stock option exercises and provided additional cash flows to be utilized in the share repurchase program.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001. In the current quarter, we purchased approximately
1.6 million shares of NIKE's Class B common stock for $100.5 million, bringing purchases for the first six months of fiscal 2004 to 3.3 million shares for $190.0 million. To date under the program, we have purchased 15.6 million shares for $775.7 million. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     As a result of the above, our cash balance increased by $334.9 million during the first six months of fiscal 2004.


Long-term Financial Obligations and Other Commercial Commitments

     As a result of modifications and additions to outstanding endorsement contracts and the impact of changes in foreign exchange rates on such obligations, the cash payments due under our endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2003.

     Significant endorsement contracts entered into through the date of this report are as follows:

                              Cash Payments Due During the Year Ended May 31,
                              _______________________________________________

                            Remaining
Description of Commitment      2004   2005   2006   2007   2008   Thereafter  Total
_________________________     ______ ______ ______ ______ ______  __________ _______
                                                (In millions)

Endorsement Contracts          197.2  323.6  275.8  266.0  166.1     405.7   1,634.4


     The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as a limited number of contracts include provisions for reduced payments if athlete performance declines in future periods.

     There has not been a material change to any of our other long-term contractual obligations from what was previously reported in our Annual Report on Form 10-K as of May 31, 2003.

Capital Resources

     In October 2001, we filed a shelf registration statement with the securities and Exchange Commission (SEC) under which $1.0 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. During the second quarter, we issued three notes under the medium-term note program totaling $100 million. Two of the notes totaling $50 million have fixed interest rates of 5.15% and mature on October 15, 2015. The other $50 million note has an interest coupon rate of 4.70% and matures on October 1, 2013. For each of the 5.15% notes maturing October 15, 2015, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month London Inter Bank Offering Rate (LIBOR) plus a spread. The swaps have the same notional amounts and maturity dates as the notes, and are accounted for as fair value hedges under Statement of Financial Accounting Standards (FAS) No. 133. For the 4.70% note maturing October 1, 2013 we have entered into an interest rate swap agreement whereby we receive fixed interest payments at the same rate as the note and pay variable interest payments based on the six-month LIBOR plus a spread for a term of three years. This swap has the same notional amount as the note, but expires October 2, 2006. Accordingly, the swap does not qualify for fair value hedge accounting, so changes in the fair value of this swap are recorded to net income each period. After issuance of these notes, $310.0 million remains available to be issued under our medium-term note program, and another $500.0 million remains available to be issued under our shelf registration statement. We may issue additional notes under the shelf registration in fiscal 2004 depending on general corporate needs.

     On November 20, 2003 we put in place a new 5-year $750 million revolving credit facility with a group of banks. The maturity date is November 20, 2008 and the facility can be extended for one additional year on the anniversary date. We currently have no amounts outstanding under the facility. Our previous credit facility totaled $1 billion, and was made up of a $500 million 364 day facility and a $500 million multi-year facility. Based on our current long-term senior unsecured debt ratings of A and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.22%. The facility fee is 0.08% of the total commitment.

     If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of November 30, 2003, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at November 30, 2003 or May 31, 2003. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

     Dividends declared per share of common stock for the second quarter of fiscal 2004 were $0.20 per share, which reflected a $0.06 increase compared to the previous quarterly dividend.


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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures as of November 30, 2003. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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


                           Part II - Other Information

Item 1.

Legal Proceedings

     In October 2003, the Multnomah County Circuit Court for the State of Oregon entered a stipulation dismissing with prejudice the shareholder derivative lawsuit, Metivier v. DeNunzio, et al., 0104-04339, pursuant to a settlement agreement. As part of the settlement, we agreed to pay $400,000 to plaintiffs for attorney fees. Also as part of the settlement, another related shareholder derivative lawsuit, Lendman v. Knight, et al., CV-01-1153-AS, in the U.S. District Court for the District of Oregon, was dismissed with prejudice (which means the plaintiff cannot refile the action).

     There have been no other significant developments from the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

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


                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Approval of the amendments
 to the NIKE, Inc. 1990
 Stock Incentive Plan:

Class A and Class B
Common Stock Voting
Together                 153,849,747   65,362,232    1,376,452    19,656,241

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

   4.1  Restated Articles of Incorporation, as amended (see Exhibit
        3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

   4.3 Credit Agreement dated as of November 20, 2003 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto.

  10.1  NIKE, Inc. 1990 Stock Incentive Plan Non-Statutory Stock
        Option Agreement.*

  12.1  Computation of Ratio of Earnings to Fixed Charges.

  31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1  Section 1350 Certificate of Chief Executive Officer.

  32.2  Section 1350 Certificate of Chief Financial Officer.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were furnished during the fiscal quarter ending November 30, 2003:

September 18, 2003: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. First Quarter Earnings Release.

September 25, 2003: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Transcript of Earnings Conference Call.

The following reports on Form 8-K were filed during the fiscal quarter ending November 30, 2003:

September 4, 2003: Item 5. Other Events. Press Release: NIKE, Inc. Completes Acquisition of Converse Inc.


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


DATED:  January 12, 2004