Form 10-Q
period 2004-04-08
NIKE INC
filed 2004-04-08
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 29, 2004
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 29, 2004 were:
                                       _______________

                            Class A       77,856,384

                            Class B      186,136,627
                                       _______________
                                         263,993,011
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 29,   May 31,
                                                         2004        2003
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  914.7    $  634.0
     Accounts receivable, less allowance
      for doubtful accounts of $110.3 and $87.9         2,033.9     2,101.1
     Inventories (Note 2)                               1,667.6     1,514.9
     Deferred income taxes                                218.5       221.8
     Prepaid expenses and other current assets            364.9       266.2
                                                       ________    ________

     Total current assets                               5,199.6     4,738.0

Property, plant and equipment                           3,162.8     2,988.8
     Less accumulated depreciation                      1,551.4     1,368.0
                                                       ________    ________

     Property, plant and equipment, net                 1,611.4     1,620.8

Identifiable intangible assets, net (Notes 3 and 7)       366.0       118.2
Goodwill (Notes 3 and 7)                                  134.7        65.6
Deferred income taxes and other assets                    292.6       229.4
                                                       ________    ________

     Total Assets                                      $7,604.3    $6,772.0
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.2    $  205.7
     Notes payable                                        165.2        75.4
     Accounts payable                                     567.0       572.7
     Accrued liabilities                                1,048.3     1,054.2
     Income taxes payable                                 157.9       107.2
                                                       ________    ________

          Total current liabilities                     1,944.6     2,015.2

Long-term debt                                            694.3       551.6
Deferred income taxes and other liabilities (Note 7)      401.9       214.2
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-77.9 and
          97.8 shares outstanding                           0.2         0.2
          Class B-186.1 and 165.8 shares
               outstanding                                  2.6         2.6
     Capital in excess of stated value                    808.1       589.0
     Unearned stock compensation                           (6.3)       (0.6)
     Accumulated other comprehensive loss (Note 4)       (139.8)     (239.7)
     Retained earnings                                  3,898.4     3,639.2
                                                       ________    ________

     Total shareholders' equity                         4,563.2     3,990.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $7,604.3    $6,772.0
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended      Nine Months Ended
                                                February 29 and 28,    February 29 and 28,
                                               ____________________    ____________________

                                                 2004        2003        2004       2003
                                                 ____        ____        ____       ____

                                                  (in millions, except per share data)

Revenues                                       $2,904.0    $2,400.9     $8,766.0  $7,711.9
Cost of sales                                   1,682.1     1,424.9      5,043.0   4,568.7
                                               _________   _________    _________ _________

Gross Margin                                    1,221.9       976.0      3,723.0   3,143.2
Selling and administrative                        892.0       758.1      2,664.1   2,324.6
Interest expense, net                               5.5         7.0         21.1      21.4
Other expense, net                                 17.2        23.5         55.3      46.1
                                               _________   _________    _________ _________

Income before income taxes and cumulative
     effect of accounting change                  307.2       187.4        982.5     751.1

Income taxes                                      106.9        62.7        341.9     257.2
                                               _________   _________    _________ _________

Income before cumulative effect of
     accounting change                            200.3       124.7        640.6     493.9

Cumulative effect of accounting change,
     net of income taxes                             --          --           --     266.1
                                               _________   _________    _________ _________

Net income                                     $  200.3    $  124.7     $  640.6  $  227.8
                                               =========   =========    ========= =========

Basic earnings per common share (Note 6):
   Before accounting change                    $   0.76    $   0.47     $   2.43  $   1.87
   Cumulative effect of accounting change            --          --           --     (1.01)
                                               _________   _________    _________ _________

                                               $   0.76    $   0.47     $   2.43  $   0.86
                                               =========   =========    ========= =========

Diluted earnings per common share (Note 6):
   Before accounting change                    $   0.74    $   0.47     $   2.38  $   1.84
   Cumulative effect of accounting change            --          --           --     (0.99)
                                               _________   _________    _________ _________

                                               $   0.74    $   0.47     $   2.38  $   0.85
                                               =========   =========    ========= =========

Dividends declared per common share            $   0.20    $   0.14     $   0.54  $   0.40
                                               =========   =========    ========= =========




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                         February 29 and 28,
                                                        _____________________

                                                          2004         2003
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
          Net income                                     $ 640.6    $ 227.8
          Income charges not affecting cash:
            Cumulative effect of accounting change            --      266.1
            Depreciation                                   188.1      176.5
            Deferred income taxes                           28.5        0.7
            Amortization and other                          47.6        9.4
          Income tax benefit from exercise of stock
            options                                         30.9        2.6
          Changes in other working capital
            components, net of the effect of
            acquisition of subsidiary                       35.6     (252.6)
                                                         ________   ________

          Cash provided by operations                      971.3      430.5
                                                         ________   ________
Cash provided (used) by investing activities:
          Additions to property, plant and
            equipment                                     (143.1)    (138.6)
          Disposals of property, plant and
            equipment                                        3.8        9.6
          Increase in other assets                         (33.9)     (40.3)
          (Decrease) increase in other liabilities          (0.9)       1.1
          Acquisition of subsidiary, net of cash
            acquired                                      (289.1)        --
                                                         ________   ________

          Cash used by investing activities               (463.2)    (168.2)
                                                         ________   ________

Cash provided (used) by financing activities:
          Proceeds from long-term debt issuance            138.1       90.2
          Reductions in long-term debt
            including current portion                     (204.9)     (54.4)
          Increase (decrease) in notes payable              14.6     (208.0)
          Proceeds from exercise of options and
            other stock issuances                          188.9       15.4
          Repurchase of stock                             (240.5)    (125.7)
          Dividends on common stock                       (126.3)    (100.8)
                                                         ________   ________

          Cash used by financing activities               (230.1)    (383.3)
                                                         ________   ________

Effect of exchange rate changes on cash                      2.7      (11.3)
Net increase (decrease) in cash and equivalents            280.7     (132.3)
Cash and equivalents, May 31, 2003 and 2002                634.0      575.5
                                                         ________   ________

Cash and equivalents, February 29 and 28, 2004
  and 2003                                               $ 914.7    $ 443.2
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine (9) months ended February 29, 2004 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2004 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 29,      May 31,
                                          2004         2003
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,640.3     $1,484.1
                    Work-in-progress        10.2         15.2
                    Raw materials           17.1         15.6
                                        ________     ________

                                        $1,667.6     $1,514.9
                                        ========     ========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (FAS 142) effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment annually in the fourth quarter, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives continue to be amortized over their useful lives.

     The following table summarizes the Company's identifiable intangible assets balances as of February 29, 2004 and May 31, 2003:

                                   February 29, 2004                 May 31, 2003
                                ______________________          ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  26.7     $ (11.5) $  15.2   $  24.9     $ (10.4)    $  14.5
     Trademarks                 13.7       (11.2)     2.5      12.9       (10.6)        2.3
     Other                      16.9       (10.1)     6.8       7.5        (1.1)        6.4
                            _________   _________ ________ _________   _________   _________
          Total              $  57.3     $ (32.8) $  24.5   $  45.3     $ (22.1)    $  23.2
                            =========   =========          =========   =========

Unamortized intangible assets - Trademarks        $ 341.5                           $  95.0
                                                 _________                         _________
Identifiable intangible assets, net               $ 366.0                           $ 118.2
                                                 =========                         =========


     Amortization expense, which is included in selling and administrative expense, was $4.3 million and $0.9 million for the three-month periods ended February 29, 2004 and February 28, 2003, respectively, and $10.7 million and $2.7 million for the nine-month periods ended February 29, 2004 and February 28, 2003, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2004 through May 31, 2008 are as follows: 2004: $12.0 million; 2005: $3.4 million; 2006: $3.1 million; 2007: $2.5 million; 2008: $2.3 million.

     During the second quarter ended November 30, 2003 the Company completed the acquisition of Converse Inc. As a result, $69.1 million was allocated to goodwill, $246.2 million was allocated to unamortized trademarks and $8.6 million was allocated to other amortized intangible assets. See note 7 for additional information related to the acquisition.

     The change in the book value of goodwill, which relates to the Company's Other operating segment, for the nine months ended February 29, 2004 is as follows (in millions):

     Goodwill - May 31, 2003           $  65.6
     Acquisition of Subsidiary            69.1
                                        _______
     Goodwill - February 29, 2004      $ 134.7
                                        =======


NOTE 4 - Comprehensive Income:
         ___________________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended    Nine Months Ended
                                               February 29 and 28,   February 29 and 28,
                                              _____________________ _____________________

                                                 2004        2003       2004      2003
                                                 ____        ____       ____      ____

                                                              (in millions)

Net Income                                      $200.3      $124.7     $640.6    $227.8

Other Comprehensive Income (Loss):
  Change in cumulative translation
     adjustment and other                         33.7        49.4       50.2      66.6
  Changes due to cash flow hedging
      instruments:
    Net loss on hedge derivatives                (72.2)      (85.7)     (89.9)   (178.2)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments     58.3        31.7      139.6      79.6
                                                _______     _______    _______   _______

  Other Comprehensive Income (Loss)               19.8        (4.6)      99.9     (32.0)
                                                _______     _______    _______   _______
Total Comprehensive Income                      $220.1      $120.1     $740.5    $195.8
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

     If the Company had accounted for stock options issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended    Nine Months Ended
                                               February 29 and 28,   February 29 and 28,
                                               ____________________ _____________________

                                                 2004        2003       2004     2003
                                                 ____        ____       ____     ____

                                                (in millions, except per share data)

Net Income as reported                          $200.3      $124.7     $640.6   $227.8

Add:  Stock-based compensation expense included
  in reported net income, net of tax                --          --         --       --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (11.8)      (11.3)     (35.2)   (31.0)
                                                _______     _______    _______  _______

Pro forma net income                            $188.5      $113.4     $605.4   $196.8
                                                =======     =======    =======  =======
Earnings per share:
  Basic - as reported                             0.76        0.47       2.43     0.86
  Basic - pro forma                               0.72        0.43       2.30     0.74
  Diluted - as reported                           0.74        0.47       2.38     0.85
  Diluted - pro forma                             0.70        0.43       2.28     0.74


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

NOTE 6 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 0.1 million and 12.0 million shares of common stock were outstanding at February 29, 2004 and February 28, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                   Three Months Ended        Nine Months Ended
                                  February 29 and 28,       February 29 and 28,
                                 _____________________     _____________________

                                    2004         2003          2004      2003
                                    ____         ____          ____      ____

                                       (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    263.5        263.9         263.2     264.6
   Assumed conversion of
     dilutive stock options
     and awards                       7.6          2.8           6.1       3.1
                                   _______      _______       _______   _______

Diluted average common
   shares outstanding               271.1        266.7         269.3     267.7
                                   =======      =======       =======   =======

Basic earnings per common share:
   Before cumulative effect of
     accounting change             $ 0.76       $ 0.47        $ 2.43    $ 1.87
   Cumulative effect of
     accounting change                 --           --            --     (1.01)
                                   _______      _______       _______   _______
                                   $ 0.76       $ 0.47        $ 2.43    $ 0.86
                                   =======      =======       =======   =======

Diluted earnings per common share:
   Before cumulative effect of
     accounting change             $ 0.74       $ 0.47        $ 2.38    $ 1.84
   Cumulative effect of
     accounting change                 --           --            --     (0.99)
                                   _______      _______       _______   _______
                                   $ 0.74       $ 0.47        $ 2.38    $ 0.85
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

     All assets and liabilities of Converse have been recorded in the Company's consolidated balance sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $254.8 and $69.1 million, respectively. Identifiable intangible assets include $246.2 million for trademarks that have an indefinite life, and $8.6 million of other intangible assets that are being amortized over nine months. A deferred tax liability of $105.1 million has been provided for the purchase of the identifiable intangible assets, which is the primary reason for goodwill. The pro forma effect of the acquisition on the combined results of operations was not significant.


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

     Accounts receivable, inventory, and property, plant, and equipment for operating segments are regularly reviewed and therefore provided below:

                                       Three Months Ended     Nine Months Ended
                                      February 29 and 28,    February 29 and 28,
                                     _____________________  _____________________

                                        2004        2003        2004       2003
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,169.5    $1,127.9    $3,509.0   $3,443.1
  EUROPE, MIDDLE EAST, AFRICA            880.0       645.8     2,742.4    2,296.4
  ASIA PACIFIC                           402.4       331.6     1,163.4      989.8
  AMERICAS                               135.0       107.4       444.8      383.2
  OTHER                                  317.1       188.2       906.4      599.4
                                      _________   _________   _________  _________
                                      $2,904.0    $2,400.9    $8,766.0   $7,711.9
                                      =========   =========   =========  =========

Pre-Tax Income
  U.S.                                $  238.8    $  211.9    $  727.8   $  668.8
  EUROPE, MIDDLE EAST, AFRICA            172.8        80.5       516.8      367.8
  ASIA PACIFIC                            86.9        80.1       262.4      214.7
  AMERICAS                                16.1        18.3        71.8       72.0
  OTHER                                    3.1       (13.1)        7.2      (23.9)
  CORPORATE                             (210.5)     (190.3)     (603.5)    (548.3)
                                      _________   _________   _________  _________
                                      $  307.2    $  187.4    $  982.5   $  751.1
                                      =========   =========   =========  =========


                                       Feb. 29,    May 31,
                                         2004       2003
                                      _________   _________

Accounts Receivable, net
  U.S.                                $  642.7    $  609.5
  EUROPE, MIDDLE EAST, AFRICA            703.0       792.6
  ASIA PACIFIC                           262.2       245.6
  AMERICAS                               121.6       130.0
  OTHER                                  279.6       282.0
  CORPORATE                               24.8        41.4
                                      _________   _________
                                      $2,033.9    $2,101.1
                                      =========   =========

Inventories, net
  U.S.                                $  574.6    $  640.6
  EUROPE, MIDDLE EAST, AFRICA            469.4       383.4
  ASIA PACIFIC                           171.4       143.5
  AMERICAS                                89.3        84.2
  OTHER                                  331.9       239.4
  CORPORATE                               31.0        23.8
                                      _________   _________
                                      $1,667.6    $1,514.9
                                      =========   =========

Property, Plant and Equipment, net
  U.S.                                $  199.3    $  215.7
  EUROPE, MIDDLE EAST, AFRICA            240.4       241.4
  ASIA PACIFIC                           402.5       386.3
  AMERICAS                                11.4        11.0
  OTHER                                   97.7        82.1
  CORPORATE                              660.1       684.3
                                      _________   _________
                                      $1,611.4    $1,620.8
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At February 29, 2004, the Company had letters of credit outstanding totaling $624.8 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


_________________

Consolidated Operating Results

                                 Three Months Ended              Nine Months Ended
                                 February 29 and 28,            February 29 and 28,
                                 ___________________           ____________________
                                                      %                             %
                                 2004       2003    change     2004       2003    change
                                ______     ______  _______    ______     ______   ______

                                         (in millions, except per share data)

Revenues                      $2,904.0    $2,400.9    21%    $8,766.0    $7,711.9    14%

Cost of sales                  1,682.1     1,424.9    18%     5,043.0     4,568.7    10%

Gross Margin                   1,221.9       976.0    25%     3,723.0     3,143.2    18%
                                  42.1%       40.7%              42.5%       40.8%

Selling and administrative       892.0       758.1    18%     2,664.1     2,324.6    15%
                                  30.7%       31.6%              30.4%       30.1%

Income before cumulative
  effect of accounting change    200.3       124.7    61%       640.6       493.9    30%

Net Income                       200.3       124.7    61%       640.6       227.8   181%

Diluted Earnings per share -
  before accounting change        0.74        0.47    57%        2.38        1.84    29%

Diluted Earnings per share        0.74        0.47    57%        2.38        0.85   180%



     Eight percentage points of our consolidated third quarter revenue growth and 7 percentage points of the nine month growth can be attributable to changes in currency exchange rates, primarily the stronger euro.

     As previously disclosed in our quarterly report on Form 10-Q for the quarter ended February 28, 2003, in fiscal 2003 we accelerated approximately $66 million of deliveries from the third quarter to the second quarter as we prepared to implement new supply chain systems in our Europe, Middle East and Africa (EMEA) Region. This shift in the timing of prior year shipments accounted for about 3 percentage points of the consolidated revenue growth for the third quarter of fiscal 2004. Also in the EMEA Region, our Spring 2004 Footwear selling season began in January, one month earlier than in 2003. As a result, relative to last year, we estimate that approximately $26 million of revenue moved into this year's fiscal third quarter from the fourth quarter, accounting for about 1 percentage point of consolidated revenue growth in the third quarter.

     Converse, which was acquired during the second quarter of fiscal 2004, contributed 3 percentage points of consolidated revenue growth in the third quarter and 2 percentage points of growth for the first nine months of fiscal 2004. See Note 7 - Acquisitions for additional information related to the acquisition.

     In the third quarter of fiscal 2004, our consolidated gross margin percentage improved 140 basis points versus the prior year, from 40.7% to 42.1%. For the first nine months of fiscal 2004, our consolidated gross margin percentage improved 170 basis points compared to the first nine months of the prior year, from 40.8% to 42.5%. The primary factors contributing to the improved gross margin percentages for the third quarter and year-to-date periods were as follows:

       (1) Changes in hedge rates, primarily the euro, represent 50 basis points and 40 basis points of improvement for the quarter and year-to-date period, respectively. We expect improved hedge rates, primarily the euro, will have a positive impact on gross margins into next fiscal year.

       (2) Improved profitability on closeout sales, primarily in the U.S. and EMEA regions, due to a combination of improved closeout pricing margins and the level of closeout sales as a percentage of total sales, partially offset by increased obsolescence reserves due to a less favorable mix of product remaining in closeout inventory. These factors represent approximately 20 basis points of improvement for the quarter and 60 basis points of improvement for the year-to-date period.

       (3) Higher in-line pricing margins (net revenue for current product offerings minus landed product cost) represent approximately 20 basis points of improvement for the quarter and 30 basis points of improvement year-to-date. This is primarily due to lower air freight, lower product costs (due to manufacturing efficiencies and reduced material costs), and a higher mix of sales of classic footwear models in the U.S. Region.

         (4) The remaining increase was due to various factors, the most significant of which were improved gross margins for Nike Retail in the U.S. Region and improved margins for Nike Golf. These two items contributed a combined 40 basis points of improvement for the quarter and 20 basis points of improvement year-to-date.

     Third quarter selling and administrative expense, comprised of demand creation and operating overhead, grew 18% versus the prior year quarter. Year-to-date fiscal 2004 selling and administrative expense increased 15% over the prior year period. Demand creation expense grew 14% to $308.4 million in the third quarter of fiscal 2004 while year-to-date demand creation expense increased 12% to $973.2 million. Seven percentage points of the increase in demand creation for the third quarter and year-to-date period was due to changes in currency exchange rates. Excluding the impact of currency, the increase in demand creation spending for the third quarter was attributable to higher spending in the Asia Pacific region, primarily advertising (4 percentage point impact), and higher spending on endorsement contracts in the U.S. and EMEA regions primarily related to basketball and soccer, respectively (2 percentage point impact). The addition of Converse also had a 1 percentage point impact on demand creation for the quarter. The overall increase in demand creation for the year-to-date period was due to the third quarter factors as explained above.

     Operating overhead for the third quarter of fiscal 2004 was $583.6 million, a 20% increase over the third quarter of fiscal 2003. For the first nine months of fiscal 2004, operating overhead increased 16% to $1,690.9 million. Currency exchange rates contributed 6 percentage points of the increase for the third quarter, and 5 percentage points of the increase for the first nine months. The addition of Converse accounted for 3 percentage points of growth for the third quarter and 2 points of growth year-to-date. Excluding the effects of currency and Converse, operating overhead increases for the quarter were mainly attributable to: (a) increased incentive-based compensation for employees(5 percentage points); (b) increased costs to support the growth of our NIKE Golf, Cole Haan, Bauer NIKE Hockey and Hurley businesses (3 percentage points); (c) higher net bad debt expense (2 percentage points); and (d) normal wage increases and some added infrastructure, including costs related to our worldwide supply chain initiative and additional factory outlet stores in the EMEA Region, necessary to support global business growth. The factors causing the overall increase in operating overhead for the year-to-date period were consistent with those of the quarter as explained above.

     Other expense, net, was $17.2 million for the third quarter of fiscal 2004 compared to $23.5 million in the third quarter of fiscal 2003. Other expense, net, for the first nine months of fiscal 2004 was $55.3 million compared to $46.1 million for the same period of fiscal 2003. Beginning this fiscal year, interest income and profit sharing expense previously included in other expense, net, are included in interest expense, net, and selling and administrative expense, respectively. The presentation of prior year amounts has been adjusted to conform to the current classification. The most significant component of other expense, net, comprising approximately 55% of this year's quarterly and 47% of this year's year-to-date net expense, was foreign currency losses, primarily hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Note 8 - Operating Segments. The hedge losses reflected that the euro has strengthened considerably since we entered into these hedge contracts.

     In the third quarter and the first nine months of fiscal 2004, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. Our estimate of the net impact of these losses and the favorable translation is a $41 million addition to consolidated income before income taxes compared to the prior year third quarter and $106 million compared to the first nine months of the prior year. Consistent with our existing policies, we have also hedged a portion of anticipated intercompany charges for the balance of fiscal 2004 and into fiscal 2005. As the euro has strengthened since these hedge contracts were executed, we expect to continue to incur some hedge losses for the balance of fiscal 2004 and into fiscal 2005. However, at current exchange rates, we expect the net impact of the hedge losses and the offsetting positive translation impact will result in a net benefit to fiscal 2004 and fiscal 2005 consolidated net income versus the prior year.

     Our effective tax rate for the first nine months of fiscal 2004 was 34.8%, which is higher than the first nine months of fiscal 2003 rate of 34.2%, and the full year rate for fiscal 2003 of 34.1%. This increase compared to fiscal 2003 anticipates higher taxes on foreign earnings.

     Included in net income for the first nine months of fiscal 2003 was a $266.1 million charge for the cumulative effect of implementing Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," (FAS 142). This charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. See the Notes to Consolidated Financial Statements (Note 4 - Identifiable Intangible Assets and Goodwill) in our Annual Report on Form 10-K as of May 31, 2003 for further information.

Operating Segments

The breakdown of revenues follows:


                                  Three Months Ended            Nine Months Ended
                                  February 29 and 28,          February 29 and 28,
                                 ___________________           ____________________
                                                      %                          %
                                 2004       2003    change     2004    2003    change
                                ______     ______  _______    ______  ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $  772.8  $  761.4      1%   $2,219.2  $2,222.5     0%
   APPAREL                        329.3     307.1      7%    1,074.1   1,005.3     7%
   EQUIPMENT                       67.4      59.4     13%      215.7     215.3     0%
                               ________  ________           ________  ________
     TOTAL U.S.                 1,169.5   1,127.9      4%    3,509.0   3,443.1     2%

EMEA REGION

   FOOTWEAR                       537.7     363.1     48%    1,600.2   1,292.5    24%
   APPAREL                        284.1     239.4     19%      950.9     845.1    13%
   EQUIPMENT                       58.2      43.3     34%      191.3     158.8    20%
                               ________  ________           ________  ________
     TOTAL EMEA                   880.0     645.8     36%    2,742.4   2,296.4    19%

ASIA PACIFIC REGION

   FOOTWEAR                       214.2     185.8     15%      622.6     536.3    16%
   APPAREL                        150.1     115.6     30%      437.9     365.6    20%
   EQUIPMENT                       38.1      30.2     26%      102.9      87.9    17%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           402.4     331.6     21%    1,163.4     989.8    18%

AMERICAS REGION

   FOOTWEAR                        89.2      69.1     29%      296.0     245.1    21%
   APPAREL                         36.0      29.8     21%      117.3     108.9     8%
   EQUIPMENT                        9.8       8.5     15%       31.5      29.2     8%
                               ________  ________           ________  ________
     TOTAL AMERICAS               135.0     107.4     26%      444.8     383.2    16%

                               ________  ________           ________  ________
                                2,586.9   2,212.7     17%    7,859.6   7,112.5    11%

OTHER                             317.1     188.2     68%      906.4     599.4    51%

                               ________  ________           ________  ________
TOTAL REVENUES                 $2,904.0  $2,400.9     21%   $8,766.0  $7,711.9    14%
                               ========  ========           ========  ========


     The discussion following includes disclosure of "pre-tax income" for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 8 - Operating Segments in the attached Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     For our largest international region, EMEA, currency exchange rates contributed 21 and 18 percentage points of revenue growth for the quarter and year-to-date period, respectively. Also, as discussed above, in the prior year we accelerated approximately $66 million of deliveries into the second quarter from the third quarter in advance of implementing new supply chain systems in Europe. This shift accounted for approximately 10 percentage points of EMEA's revenue growth for the quarter. In addition, the Spring footwear selling season began in January this year versus February in 2003. As a result, we estimate that approximately $26 million of revenue moved into the third quarter from the fourth quarter, relative to last year. If we remove the effects of currency and shipment timing discussed above, fiscal 2004 revenue for the EMEA Region would have grown approximately 1 percentage point in both the third quarter and the first nine months, primarily due to increased footwear volume led by soccer product.

     EMEA pre-tax income for the third quarter of fiscal 2004 was $172.8 million, up 115% versus the prior year quarter. For the first nine months of fiscal 2004, pretax income grew 41% to $516.8 million. For the quarter and the nine month periods, higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The improved gross margins were primarily the result of improved year-over-year hedge rates and a lower proportion of closeout sales versus the prior year. See further discussion regarding gross margins and selling and administrative costs in Consolidated Operating Results.

     In the Asia Pacific Region, revenues increased 21% year-over-year in the third quarter of fiscal 2004 and increased 18% year-over-year in the first nine months of fiscal 2004. Ten percentage points of growth for the third quarter and 6 percentage points for the first nine months were due to changes in currency exchange rates. Excluding the currency benefit, sales in each Asia Pacific product business unit grew for both the quarter and year-to-date periods. The region's revenue growth was primarily attributed to volume increases. Significant revenue increases in China and Japan, driven by expansion of retail distribution and strong consumer demand, were key growth drivers for the quarter and year-to-date periods.

     Pre-tax income for the Asia Pacific Region increased to $86.9 million in the third quarter of fiscal 2004, up 8% versus the third quarter of fiscal 2003, and increased 22% to $262.4 million in the fiscal 2004 year-to-date period. For the quarter, higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs, primarily due to additional demand creation spending and higher operating overhead in Japan and China. The higher gross margins were primarily attributable to the benefit of better hedge rates on product purchases, partially offset by lower profitability of closeouts. For the nine-month period, gross margins improved, while selling and administrative expenses increased slightly as a percent of revenue. See further discussion regarding gross margins and selling and administrative expenses in Consolidated Operating Results.

     In the Americas Region, revenues increased 26% for the third quarter of fiscal 2004, with 11 percentage points of the growth due to changes in currency exchange rates, while year-to-date fiscal 2004 revenues increased 16% with 7 percentage points of the growth due to changes in currency exchange rates. Excluding the currency effects, the revenue growth for the quarter and year-to-date periods was driven primarily by stronger consumer demand in South and Central America. Excluding the currency exchange rate impact, the region experienced sales growth for the quarter and year-to-date periods across all three product business units.

     In the third quarter of fiscal 2004, pre-tax income for the Americas Region decreased 12% from the prior year quarter, to $16.1 million. Year-to-date fiscal 2004 pre-tax income was flat at $71.8 million. The decrease in pre-tax income was attributable to reduced gross margins and higher selling and administrative costs. The reduced gross margins were due to weaker currency rates in Mexico, Brazil, and Argentina as well as lower in-line and closeout profitability and higher distribution costs. See further discussion regarding selling and administrative costs in Consolidated Operating Results.

     In the U.S. Region, revenues for the third quarter of fiscal 2004 grew 4% versus the third quarter of fiscal 2003, and revenues for the first nine months of fiscal 2004 grew 2% versus the year-ago period. In the third quarter, footwear revenue increased 1% and apparel revenue increased 7%, while equipment revenue increased 13%. For the first nine months of fiscal 2004, footwear and equipment revenues were flat, while apparel revenue increased 7%. The increase in apparel sales for the third quarter was primarily driven by growth in sport performance product. For the nine month period, increased consumer demand for team licensed apparel also contributed significantly to the overall apparel growth.

     The increase in footwear revenue of 1% for the quarter was due to an increase in average wholesale selling price of approximately 4 percentage points, as sales grew for products with a suggested retail price over $100. The revenue impact of higher average prices was partially offset in the quarter by a decline in overall unit volume. Year-to-date fiscal 2004 footwear revenue was flat due to an increase in average wholesale selling price of 2 percentage points offset by a similar decrease in unit volume resulting from the impact of our redistribution strategy, which included reduced orders from our largest customer, Foot Locker, and reduced premium product offerings to them. These changes were previously disclosed in our Annual Report on Form 10-K as of May 31, 2003. On a year-to-date basis, the reduction in footwear sales to Foot Locker was mostly offset by increased sales to other customers.

     During the second quarter, the company announced plans to execute joint marketing programs with Foot Locker to develop innovative retail presentations of NIKE performance products at select Foot Locker locations in the U.S. beginning with the Fall 2004 season. As part of those programs, additional premium product offerings will be available to select Foot Locker locations beginning May 2004. As these plans are executed, we expect our footwear sales with Foot Locker to increase. However, since our total revenue is derived from sales to many customers, growth in sales to Foot Locker may not translate directly to growth in overall footwear revenue. See further information regarding worldwide futures and advance orders below.

     For the third quarter, U.S. Region pre-tax income was $238.8 million, a 13% increase versus the third quarter of fiscal 2003. Pre-tax income for the first nine months of fiscal 2004 increased 9% to $727.8 million. For the quarter and year-to-date periods, higher revenues and gross margins drove the increase, more than offsetting higher selling and administrative costs. The improved gross margins were primarily the result of higher in-line pricing margins, improved margins on wholesale closeout sales, and expanded retail margins. See further discussion regarding gross margins and selling and administrative costs in Consolidated Operating Results.

     Other revenues and pre-tax income for the third quarter of fiscal 2004 include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings, Inc., Converse Inc., Hurley International LLC, and NIKE Golf. Other revenues grew 68% in the third quarter of fiscal 2004 compared to fiscal 2003 and grew 51% in the first nine months of fiscal 2004 versus the prior year period. The addition of Converse contributed 39 percentage points of the Other revenue increase for the quarter and 22 percentage points of the increase for the first nine months. The remaining increase is due to growth in each of the other businesses, most significantly NIKE Golf and Cole Haan.

     Other pre-tax income improved to $3.1 million in the third quarter of fiscal 2004 from a loss of $13.1 million in fiscal 2003 and improved to $7.2 million in the year-to-date fiscal 2004 period from a loss of $23.9 million in the same period of last year. The addition of Converse combined with improved results from NIKE Golf and Cole Haan drove the year-over-year improvement.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from March through July 2004 were 9.9% higher than such orders reported in the comparable period of fiscal 2003. Four points of this reported increase were due to changes in currency exchange rates versus the same period last year. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, and retail sales across all brands.


Liquidity and Capital Resources
____________________________


Cash Flow Activity

     Cash provided by operations was $971.3 million in the first nine months of fiscal 2004, compared to $430.5 million in the first nine months of fiscal 2003. Our primary source of operating cash flow in the current period was net income of $640.6 million. In addition to the improvement in net income, the year-over-year increase in cash provided by operations was attributable to changes in our investment in working capital. In the first nine months of fiscal 2004, our net investment in working capital decreased primarily due to a reduction in accounts receivable resulting from improved account management through better utilization of supply chain systems, especially in the EMEA Region.

     Total cash used by investing activities during the first nine months of fiscal 2004 was $463.2 million, compared to $168.2 million in the prior year period. The acquisition of Converse represents the most significant use of cash during the period. The remaining investing activities are consistent with the prior year and primarily reflect capital expenditures on computer equipment and software to support both normal business operations as well as our supply chain systems upgrade, continued investment in NIKE-owned retail stores, and warehouse improvements.

     During the first nine months of fiscal 2004, the principal uses of cash for financing activities were share repurchases, dividends, and payments of long-term debt offset by proceeds from the exercise of stock options and debt issuance. Net cash used by financing activities was higher in fiscal 2003 primarily due to increased repayments of short-term debt in that period.

     The share repurchases were part of a $1 billion share repurchase program that began in fiscal 2001. In the current quarter, we purchased approximately
0.8 million shares of NIKE's Class B common stock for $53.6 million, bringing purchases for the first nine months of fiscal 2004 to 4.1 million shares for $245.6 million. To date under the program, we have purchased 16.4 million shares for $829.3 million. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     As a result of the above, our cash balance increased by $280.7 million during the first nine months of fiscal 2004.


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

     Significant endorsement contracts entered into through the date of this report are as follows:

                              Cash Payments Due During the Year Ended May 31,
                              _______________________________________________

                            Remaining
Description of Commitment      2004   2005   2006   2007   2008   Thereafter  Total
_________________________     ______ ______ ______ ______ ______  __________ _______
                                                (In millions)

Endorsement Contracts        $ 104.3  340.1  295.6  306.6  189.7     493.8  $1,730.1


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

Capital Resources

     In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (SEC) under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. As previously disclosed, during the second quarter, we issued three notes under the medium-term note program totaling $100 million. Two of those notes totaling $50 million have fixed coupon interest rates of 5.15% and mature on October 15, 2015. The other $50 million note has a fixed coupon interest rate of 4.70% and matures on October 1, 2013. During the third quarter, we issued a $35 million note under the program with a fixed coupon interest rate of 5.15% that matures on October 15, 2015. Subsequent to the third quarter, we issued one additional note for $15 million that also has a fixed coupon interest rate of 5.15% and matures on October 15, 2015. For each of the notes we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the six-month London Inter Bank Offering Rate (LIBOR) plus a spread. The swaps have the same notional amounts and maturity dates as the notes, and are accounted for as fair value hedges under Statement of Financial Accounting Standards (FAS) No. 133, except for the swap for the $50 million note maturing October 1, 2013. The swap for that note has the same notional amount and fixed coupon interest rate as the note, but expires October 2, 2006. Accordingly, the swap does not qualify for fair value hedge accounting, so changes in the fair value of this swap are recorded to net income each period. After issuance of these notes, $260 million remains available to be issued under our medium-term note program, and another $500 million remains available to be issued under our shelf registration statement. We may issue additional notes under the shelf registration in fiscal 2004 depending on general corporate needs.

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

     If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under these facilities, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of February 29, 2004, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at February 29, 2004 or May 31, 2003. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

     Dividends declared per share of common stock in the third quarter of fiscal 2004 were $0.20 per share.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures as of February 29, 2004. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

  (b) Reports on Form 8-K:

The following reports on Form 8-K were furnished during the fiscal quarter ending February 29, 2004:

December 18, 2003: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. First Quarter Earnings Release.

December 21, 2003: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Transcript of Earnings Conference Call.


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


DATED:  April 8, 2004