Form 10-K
period 2004-05-31
NIKE INC
filed 2004-07-30
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

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

None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.    Yes ☑        No ☐

As of November 30, 2003, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $1,209,841,286 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $11,519,983,440.

As of July 26, 2004, the number of shares of the Registrant’s Class A Common Stock outstanding was 77,581,484 and the number of shares of the Registrant’s Class B Common Stock outstanding was 185,783,487.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 20, 2004 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	3
	International Markets	4
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	International Operations and Trade	6
	Competition	8
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	9
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8.	Financial Statements and Supplemental Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60

PART III
(Except for the information set forth under “Executive Officers of the Registrant” in
Item 1 above, Part III is incorporated by reference from the Proxy Statement for the
	NIKE, Inc. 2004 annual meeting of shareholders.)
Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management	61
Item 13.	Certain Relationships and Related Transactions	61
Item 14.	Principal Accountant Fees and Services	61

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	62
	Signatures	S-1

PART I

Item 1.    Business

General

NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms “we”, “us”, “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet address is www.nike.com. On our NIKE Corporate web site, located at www.nikebiz.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings on our NIKE Corporate web site are available free of charge. Also available on the NIKE Corporate web site are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.

Our principal business activity is the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts and through a mix of independent distributors, licensees and subsidiaries in over 120 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

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

We sell a line of performance equipment under the NIKE® brand name, including sport balls, eyewear, skates, bats, gloves, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, women’s sports bras, cycling apparel, maternity exercise wear, children’s clothing, school supplies, timepieces, and electronic media devices. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc. and plastic injected and metal products to other manufacturers through our wholly-owned subsidiary, BAUER Italia S.p.A.

We sell a line of dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan®, g Series©, and Bragano© through our wholly-owned subsidiary, Cole Haan Holdings Incorporated, headquartered in Yarmouth, Maine.

Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, in-line roller skates, protective gear, hockey sticks, hockey jerseys, licensed apparel and accessories under the Bauer® and NIKE® brand names. Bauer also offers a full selection of products for street and roller hockey.

Our wholly-owned subsidiary Hurley International LLC, headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, and youth lifestyle apparel and footwear under the Hurley® brand name.

On September 4, 2003, the Company purchased Converse Inc., headquartered in North Andover, Massachusetts, which designs and distributes athletic and casual footwear, apparel, and accessories under the Converse®, Chuck Taylor®, All Star®, One Star®, and Jack Purcell® brand names.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 57.

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

United States Market

During fiscal 2004, sales in the United States (including U.S. sales of Cole Haan, Bauer NIKE Hockey, Hurley, NIKE Golf, and Converse) accounted for approximately 47 percent of total revenues, compared to 49 percent in fiscal 2003 and 53 percent in fiscal 2002. We sell to approximately 28,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2004, our three largest customers accounted for approximately 26 percent of NIKE brand sales in the United States excluding sales from NIKE Golf and Bauer NIKE Hockey, and 23 percent of total sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2004, 90 percent of our U.S. wholesale footwear shipments (excluding Cole Haan, Bauer NIKE Hockey, Hurley, NIKE Golf, and Converse) were made under the futures program, compared to 91 percent in fiscal 2003 and 92 percent in fiscal 2002. In fiscal 2004 and 2003, 67 percent of our U.S. wholesale apparel shipments (excluding U.S. licensed team apparel, Cole Haan, Bauer NIKE Hockey, Hurley, NIKE Golf and Converse) were made under the futures program, compared to 69 percent in 2002.

We utilize 21 NIKE sales offices to solicit sales in the United States. We also utilize 10 independent sales representatives to sell specialty products for golf, cycling, water sports and outdoor activities. In addition, we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily B-grade and closeout merchandise)	78
NIKE stores (including NIKE Women Stores)	5
NIKETOWNs (designed to showcase NIKE products)	13
Employee-only stores	4
Cole Haan stores (including factory and employee stores)	65

Total	165

NIKE’s domestic distribution centers for footwear are located in Wilsonville, Oregon, Memphis, Tennessee, and Greenland, New Hampshire. Apparel and equipment products are shipped from our Memphis, Tennessee, Tigard, Oregon, and Foothill Ranch, California distribution centers. Cole Haan and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, Converse products are shipped from Ontario and Fontana, California, and Hurley products are shipped from Costa Mesa, California.

International Markets

We sell our products in over 120 countries outside of the United States through retail accounts, independent distributors, licensees, subsidiaries and branch offices. Non-U.S. sales (including Non-U.S. sales of Cole Haan, Bauer NIKE Hockey, Hurley, NIKE Golf, and Converse) accounted for 53 percent of total revenues in fiscal 2004, compared to 51 percent in fiscal 2003 and 47 percent in fiscal 2002. We operate 23 distribution centers in Europe, Asia, Australia, Latin America, Africa and Canada, and also distribute through independent distributors and licensees. We estimate that we sell to more than 23,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. In many countries and regions, including Japan, Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 13 percent of non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	126
NIKE stores and employee-only stores	2
NIKETOWNs	2
Cole Haan stores (including factory and employee stores)	35

Total	165

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, Croatia, Czech Republic, Denmark, Finland, France, Germany, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Malaysia, Mexico, New Zealand, The Netherlands, Norway, Peoples Republic of China, The Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Vietnam.

Orders

Worldwide futures orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2004, were $5.6 billion compared to $5.0 billion for the same period last year. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although some orders may be cancelled. Futures orders are not necessarily indicative of future sales trends. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, and retail sales across all brands.

Product Research and Development

We believe that our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that reduce injury, aid athletic performance and maximize comfort.

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

Manufacturing

Virtually all of our footwear is produced outside of the United States. In fiscal 2004, contract suppliers in China, Indonesia, Vietnam, and Thailand manufactured 36 percent, 24 percent, 22 percent, and 16 percent of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Mexico, and South Africa to manufacture footwear for sale primarily within those countries. Our largest single footwear supplier accounted for approximately 7 percent of total fiscal 2004 footwear production.

Almost all of NIKE brand apparel production for sale to the United States market was manufactured outside of the United States by independent contract manufacturers located in 37 countries. Most of this apparel production occurred in Bangladesh, China, Greece, Honduras, India, Indonesia, Malaysia, Mexico, Pakistan, The Philippines, Sri Lanka, Taiwan, Thailand, and Turkey. All of our apparel production for sale to the international market was manufactured outside the U.S. Our largest single apparel supplier accounted for approximately 5 percent of total fiscal 2004 apparel production.

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

Since 1972, Sojitz Corporation of America (“Sojitz America”) and its predecessor, Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a large Japanese trading company that recently merged with Nichimen Corporation, have performed significant import-export financing services for us. Currently, Sojitz

America provides such financing services with respect to at least 80% of the NIKE products sold outside of the United States, Europe and Japan. Approximately 12% of NIKE products are sold outside of the United States, Europe and Japan. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2005.

International Operations and Trade

Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, anti-dumping duties, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring. We believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers outside of the United States. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe that we could abate any such disruption within a period of no more than 12 months, and that much of the adverse impact on supply would, therefore, be of a short-term nature. We believe that our principal competitors are subject to similar risks.

As a result of the Trade Act of 2003, the United States has implemented significant new Federal requirements for cargo security, focused on imports of containerized cargo. We are a significant importer of containerized cargo. Accordingly, we participate actively in appropriate governmental programs, such as the Customs Trade Partnership Against Terrorism (“C-TPAT”), to reduce risks of possible supply disruptions caused by U.S. and international cargo security mandates and terrorism.

All of our products manufactured overseas and imported into the United States and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, anti-dumping duties, quotas, safeguard measures, or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally and might adversely affect the sales or profitability of NIKE and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.

Imports into the European Union

In 1994, the European Commission (“EU”) imposed quotas on certain types of footwear manufactured in China. These quotas replaced national quotas that had previously been in effect in several European Member States. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above 9 euros (“Special Technology Athletic Footwear” or “STAF”), has been excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas have not, to date, had a material effect on our business. In addition, the EU has confirmed that footwear quotas will be eliminated globally beginning January 1, 2005. However, as part of China’s 2001 accession to the World Trade Organization (“WTO”), China entered into an agreement with the EU and other WTO members to abide by a special safeguard arrangement whereby quotas could be imposed on any product sourced in China, including footwear, if there was a surge in imports from China into another WTO country, and after a legal proceeding it was determined that such imports were injuring a domestic producer. Additionally, under longstanding WTO rules, all WTO member countries reserve the right to impose (1) safeguard measures

(temporary quotas) if it can be demonstrated in a legal proceeding that increased imports are injuring another WTO member’s domestic industry; and (2) anti-dumping measures if it can be demonstrated in a legal proceeding that imports are being sold at an unfair low price in another WTO member’s home market.

Accordingly, with the phase-out of the quotas at the beginning of 2005, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia and Thailand, there may be renewed pressure from some sectors within Europe to re-impose some level of trade protection on imported footwear. While it is unlikely that the EU will pursue any such action, we will monitor the circumstances closely and if action is initiated, we will work to mitigate any significant business risks. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.

On May 1, 2004 ten new countries joined the EU and the EU single market. An agreement was reached to increase the current EU quotas on footwear to account for the enlarged EU market. NIKE and other manufacturers do not expect this expansion of the EU single market to present any significant challenges to the importation into the EU of sports footwear produced in China, since the EU increased quotas take into account the enlarged consumer and market demand.

If EU trade measures become substantially more restrictive we would consider shifting, to the extent possible, the production of our sports footwear to other countries in order to maintain competitive pricing and access to these markets. We believe that we are prepared to deal effectively with any such change of circumstances and that any adverse impact would be of a temporary nature. We continue to closely monitor international restrictions and maintain our multi-country sourcing strategy and contingency plans. We believe that our principal competitors are subject to similar risks regarding these trade measures.

Imports into the United States

We currently source a portion of our footwear and apparel products from factories in Vietnam. In 2001, the United States Congress and the Vietnamese National Assembly approved a comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the U.S. and Vietnam. Following that approval, the U.S. granted an annual extension of NTR to Vietnam. The U.S. President must renew this grant annually with the opportunity for review by Congress. In June 2004, President Bush renewed NTR for Vietnam for an additional year and we anticipate Congress will support this decision. We currently believe that, absent unforeseen circumstances, the President will continue his annual extensions of NTR to Vietnam and that Congress will support the President’s decisions. The annual extensions on NTR will remain in place until Vietnam enters the WTO, at which time the U.S. must grant Vietnam permanent NTR. Vietnam’s WTO accession negotiations are ongoing, and may conclude as early as the end of 2005. Ongoing NTR trading status for Vietnam will allow us to expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced product to continue to enter the United States at NTR tariff rates.

Expiration of the Textile and Apparel Multi-Fiber Arrangement

Under the WTO, the Multi-Fiber Arrangement, a four-decade old agreement that allows WTO countries to impose quotas on the import of textile and apparel products, will expire on January 1, 2005. This effectively means that all trade of textile and apparel products between WTO members will be free from quotas at the end of the 2004 calendar year. Elimination of textile and apparel quotas is significant for NIKE and other textile and apparel companies as it provides these companies greater flexibility in their global sourcing decisions. At the same time, we are monitoring closely actions by textile and apparel importing countries to ensure that they do not unilaterally attempt to re-impose restrictions through some other legal mechanism, such as safeguards, anti-dumping measures, or in the case of China (as part of the agreement reached in China’s 2001 WTO accession), through the short-term re-imposition of quotas on certain categories of textile and apparel products in order to protect a domestic market from surging Chinese imports. In the event of any significant protectionist trade actions, we will evaluate alternative sourcing options and will work to mitigate any significant business risks. We believe that our principal competitors are subject to similar risks regarding these potential trade measures.

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

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR patents will not expire for several years. We also have hundreds of U.S. and foreign patents covering components, features, and designs used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and have a remaining duration of from now to at least 2024, although the duration of patents varies by country. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 24,667 employees at May 31, 2004. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, with the exception of Bauer NIKE Hockey Inc. Of Bauer NIKE Hockey’s North American employees, approximately 47 percent, or approximately 232, are covered by three union collective bargaining agreements with three separate bargaining units, and all of Bauer NIKE Hockey’s approximately 130 non-immigrant employees in Italy are covered by three collective bargaining agreements. The collective bargaining agreements expire on various dates from 2005 through 2007. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 25, 2004 are as follows:

Philip H. Knight, Chief Executive Officer, Chairman of the Board, and President — Mr. Knight, 66, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to present. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 46, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Thomas E. Clarke, President of New Ventures — Dr. Clarke, 53, a director since 1994, joined the Company in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

Wesley A. Coleman, Vice President, Global Human Resources — Mr. Coleman, 54, has been employed by Nike since 2002 in his current role. Prior to joining NIKE, he held a number of Human Resource positions over a 20-year period with S.C. Johnson and Sons, Inc., including Vice President HR, North America and Vice President HR, Asia/Pacific.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 48, has been employed by NIKE since February 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in June 2000, and President of the NIKE Brand in March 2001.

Gary M. DeStefano, President of USA Operations — Mr. DeStefano, 47, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in March 1997, and President of USA Operations in March 2001.

Trevor Edwards, Vice President, Global Brand Management — Mr. Edwards, 41, joined the Company in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, US Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in November 2002.

Mindy F. Grossman, Vice President of Global Apparel — Ms. Grossman, 46, joined NIKE in October 2000. Prior to joining NIKE, she was President and Chief Executive Officer of Polo Jeans Company/Ralph Lauren, a division of Jones Apparel Group, Inc. from 1995 to 2000. Prior to that, Ms. Grossman was Vice President of New Business Development at Polo Ralph Lauren Corp. from 1994 to 1995, President of The Warnaco Group Inc. Chaps Ralph Lauren division, and Senior Vice President of The Warnaco Group Inc. Menswear division from 1991 to 1994.

Adam S. Helfant, Vice President, Global Sports Marketing — Mr. Helfant, 39, joined NIKE in 1995 in the Company’s legal department, and was appointed Director of Business Affairs for Global Sports Marketing in 1997, Director of Global Sports Marketing in 1998, Director of US Sports Marketing in 2001, Vice President of US Sports Marketing in 2003, and corporate Vice President, Global Sports Marketing effective August 2004. Prior to joining NIKE, he was in private practice and an attorney for NHL Enterprises, Inc.

P. Eunan McLaughlin, Vice President, Europe, Middle East & Africa — Mr. McLaughlin, 46, joined NIKE as Director of Sales, NIKE Europe in February 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, and Vice President, Europe, Middle East & Africa in May 2004. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996 Mr. McLaughlin held various positions with Mars, Inc. in Finance, Sales, Marketing and General Management.

D. Scott Olivet, Vice President, NIKE Subsidiaries and New Business Development — Mr. Olivet, 42, joined NIKE in August 2001. Prior to joining NIKE, he was a Senior Vice President of Gap Inc., responsible for real estate, store design, and construction across Gap, Banana Republic, and Old Navy brands from 1998 to 2001. Prior to that, Mr. Olivet was employed by Bain & Company, an international strategic consulting firm from 1984 to 1998 (a Partner from 1993 to 1998). In addition to direct client work, Mr. Olivet was the leader of the firm’s worldwide practice in organizational effectiveness and change management.

Mark G. Parker, President of the NIKE Brand — Mr. Parker, 48, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in March 2001.

Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 40, joined the Company in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in June 2001.

Lindsay D. Stewart, Vice President and Chief of Staff, and Secretary — Mr. Stewart, 57, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in March 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

Roland P. Wolfram, Vice President and General Manager, Asia Pacific — Mr. Wolfram, 44, joined NIKE as Vice President, Strategic Planning in November 1998, and was appointed Vice President, Global Operations & Technology in 2002, and Vice President, Asia Pacific in April 2004. Prior to NIKE, Mr. Wolfram was Vice President and General Manager at Pacific Bell Video Services.

Item 2.    Properties

Following is a summary of principal properties owned or leased by NIKE.

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 16 buildings which functions as our world headquarters and is occupied by almost 6,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all divisions of the Company. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, The Netherlands, which serves as the headquarters for the Europe, Middle East and Africa Region.

There are three significant distribution and customer service facilities for NIKE brand products in the United States. Two of them are located in Memphis, Tennessee, one of which is leased, and one is located in Wilsonville, Oregon, which is leased. Cole Haan and Bauer NIKE Hockey also operate a leased distribution facility in Greenland, New Hampshire. Leased distribution facilities for other brands and subsidiaries are located in various parts of the country. We also lease distribution and customer service facilities in many parts of the world, the most significant of which are the Japan distribution facility located in Tomisatomachi, Japan, and the Europe distribution facility located in Laakdal, Belgium.

We manufacture NIKE Air-Sole cushioning materials and components at a NIKE IHM, Inc. manufacturing facility located in Beaverton, Oregon.

Aside from the principal properties described above, we lease approximately 22 production offices outside the United States, approximately 100 sales offices and showrooms worldwide, and approximately 65 administrative offices worldwide. We lease approximately 330 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” on pages 3 and 4 of this report. Our leases expire at various dates through the year 2034.

Item 3.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2004 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 26, 2004, there were 19,069 holders of record of our Class B Common Stock and 21 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

We refer to the table entitled “Selected Quarterly Financial Data” in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2004 and 2003 fiscal years.

The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2004 under the four-year $1.0 billion share repurchase program authorized by our Board of Directors and announced in June 2000.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
March 1 — March 31, 2004	701,700	$74.89	701,700	$118.2
April 1 — April 30, 2004	1,580,992	$74.75	1,580,992
May 1 — May 31, 2004	—	—	—	—

Total	2,282,692	$74.79	2,282,692	—

During the quarter ended May 31, 2004 we completed the $1.0 billion share repurchase program. On June 24, 2004, our Board of Directors authorized and announced a new $1.5 billion share repurchase program to be completed over the next four fiscal years.

Item 6.    Selected Financial Data

	Financial History
	2004	2003	2002	2001	2000
	(In millions, except per share data and financial ratios)
Year Ended May 31,
Revenues	$12,253.1	$10,697.0	$9,893.0	$9,488.8	$8,995.1
Gross margin	5,251.7	4,383.4	3,888.3	3,703.9	3,591.3
Gross margin %	42.9%	41.0%	39.3%	39.0%	39.9%
Restructuring charge, net	—	—	—	0.1	(2.5)
Income before accounting change	945.6	740.1	668.3	589.7	579.1
Cumulative effect of change in accounting principle	—	266.1	5.0	—	—
Net income	945.6	474.0	663.3	589.7	579.1
Basic earnings per common share:
Income before accounting change	3.59	2.80	2.50	2.18	2.10
Cumulative effect of change in accounting principle	—	1.01	0.02	—	—
Net income	3.59	1.79	2.48	2.18	2.10
Diluted earnings per common share:
Income before accounting change	3.51	2.77	2.46	2.16	2.07
Cumulative effect of change in accounting principle	—	1.00	0.02	—	—
Net income	3.51	1.77	2.44	2.16	2.07
Average common shares outstanding	263.2	264.5	267.7	270.0	275.7
Diluted average common shares outstanding	269.7	267.6	272.2	273.3	279.4
Cash dividends declared per common share	0.74	0.54	0.48	0.48	0.48
Cash flow from operations	1,514.4	922.0	1,082.2	656.5	699.6
Price range of common stock
High	78.56	57.85	63.99	59.438	64.125
Low	49.60	38.53	40.81	35.188	26.563

At May 31,
Cash and equivalents	$828.0	$634.0	$575.5	$304.0	$254.3
Short-term investments	400.8	—	—	—	—
Inventories	1,633.6	1,514.9	1,373.8	1,424.1	1,446.0
Working capital	3,503.0	2,766.5	2,321.5	1,838.6	1,456.4
Total assets	7,891.6	6,821.1	6,440.0	5,819.6	5,856.9
Long-term debt	682.4	551.6	625.9	435.9	470.3
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	4,781.7	3,990.7	3,839.0	3,494.5	3,136.0
Year-end stock price	71.15	55.99	53.75	41.100	42.875
Market capitalization	18,724.2	14,758.8	14,302.5	11,039.5	11,559.1

Financial Ratios:
Return on equity	21.6%	18.9%	18.2%	17.8%	17.9%
Return on assets	12.9%	11.2%	10.9%	10.1%	10.4%
Inventory turns	4.4	4.4	4.3	4.0	4.1
Current ratio at May 31	2.7	2.4	2.3	2.0	1.7
Price/Earnings ratio at May 31 (Diluted before accounting change)	20.3	20.2	21.8	19.0	20.7

The Company’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At May 31, 2004, there were approximately 160,000 shareholders of Class A and Class B common stock.

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2004	2003	2004	2003	2004	2003	2004	2003
	(Unaudited)
	(In millions, except per share data and financial ratios)
Revenues	$3,024.9	$2,796.3	$2,837.1	$2,514.7	$2,904.0	$2,400.9	$3,487.1	$2,985.1
Gross margin	1,301.5	1,157.1	1,199.6	1,010.1	1,221.9	976.0	1,528.7	1,240.2
Gross margin %	43.0%	41.4%	42.3%	40.2%	42.1%	40.7%	43.8%	41.5%
Income before accounting change	261.2	217.2	179.1	152.0	200.3	124.7	305.0	246.2
Basic earnings per common share before accounting change	0.99	0.82	0.68	0.57	0.76	0.47	1.16	0.93
Diluted earnings per common share before accounting change	0.98	0.81	0.66	0.57	0.74	0.47	1.13	0.92
Net income (loss)	261.2	(48.9)	179.1	152.0	200.3	124.7	305.0	246.2
Average common shares outstanding	262.9	265.3	263.3	264.7	263.5	263.9	263.2	264.0
Diluted average common shares outstanding	267.2	269.1	269.5	267.5	271.1	266.7	270.8	267.6
Cash dividends declared per common share	0.14	0.12	0.20	0.14	0.20	0.14	0.20	0.14
Price range of common stock
High	57.50	57.85	67.48	48.23	74.60	48.43	78.56	56.56
Low	49.60	40.50	55.07	38.53	63.22	41.19	65.81	45.51

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NIKE designs, develops and markets high quality footwear, apparel, equipment, and accessory products worldwide. We are the largest seller of athletic footwear and athletic apparel in the world and sell our products primarily through a combination of retail accounts in the United States and through a mix of independent distributors, licensees and subsidiaries in over 120 countries. Our goal is to deliver value to five constituencies: shareholders, consumers, business partners, employees and the community. We aim to deliver that value by focusing on our mission …

To bring inspiration and innovation to every athlete* in the world

*If you have a body, you are an athlete.

and building our capabilities in four key areas:

•	Deepening our relationship with consumers;

•	Delivering superior, innovative product to the marketplace;

•	Making our supply chain a competitive advantage, through operational discipline and excellence; and

•	Accelerating growth through focused execution.

We believe we can create value for our shareholders in striving for the following key long-term financial goals:

•	High single digit revenue growth;

•	Mid-teens earnings per share growth;

•	Increased return on invested capital and accelerated cash flows; and

•	Delivery of consistent results through management of our diversified portfolio of businesses.

In fiscal 2004 we met or surpassed these goals primarily through a combination of revenue growth and gross margin improvements across our businesses, management of working capital and share repurchases. In addition, the impact of foreign currency changes has had a significant favorable impact on this year’s financial results. Although in any particular quarter or even annual period we may not meet some or all of the financial goals outlined above, we believe these are appropriate goals for the longer term.

Results of Operations

	2004	2003	% Change	2002	% Change
Revenues	$12,253.1	$10,697.0	15%	$9,893.0	8%
Cost of sales	7,001.4	6,313.6	11%	6,004.7	5%
Gross margin	5,251.7	4,383.4	20%	3,888.3	13%
Gross margin %	42.9%	41.0%		39.3%
Selling and administrative	3,702.0	3,154.1	17%	2,835.8	11%
% of Revenues	30.2%	29.5%		28.7%
Income before cumulative effect of accounting change	945.6	740.1	28%	668.3	11%
Net income	945.6	474.0	99%	663.3	(29)%
Diluted earnings per share — before accounting change	3.51	2.77	27%	2.46	13%
Diluted earnings per share	3.51	1.77	98%	2.44	(27)%

Fiscal 2004 Compared to Fiscal 2003

Consolidated Operating Results

In fiscal 2004, consolidated revenues grew 15 percent versus fiscal 2003; seven percentage points of this growth can be attributed to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 3 percentage points to the consolidated revenue growth and all three of our international regions posted higher revenues, with our Asia Pacific Region making the largest contribution. Converse, which was acquired at the beginning of the second quarter of fiscal 2004, contributed 2 percentage points of consolidated revenue growth. See the accompanying Notes to Consolidated Financial Statements (Note 15 — Acquisition) for additional information related to the acquisition. Improved sales in the U.S Region and increases in our Other businesses drove the balance of the consolidated revenue growth.

During fiscal 2004, our consolidated gross margin percentage improved 190 basis points versus the prior year, from 41.0% to 42.9%. The primary factors contributing to the improved gross margin percentage for fiscal 2004 were as follows:

(1)	Changes in hedge rates, primarily the euro, represented 70 basis points of improvement for fiscal 2004. The positive impact of hedge rates on the fiscal 2004 gross margin percentage was most significant in the fourth quarter, contributing 140 basis points of the year-over-year quarterly improvement. As a majority of product purchases for fiscal 2005 have been hedged, we expect a positive impact on our gross margin percentage in fiscal 2005 due to improved year-over-year hedge rates, primarily for the euro. See the accompanying Notes to Consolidated Financial Statements (Note 16 — Risk Management and Derivatives) for additional information on hedges.

(2)	Higher in-line pricing margins (net revenue for current product offerings minus landed product cost) drove approximately 70 basis points of the improvement in the consolidated gross margin percentage for fiscal 2004. This is primarily attributable to improved footwear margins as a result of lower product costs due to manufacturing efficiencies, reduced materials costs and lower air freight.

(3)	Improved profitability on wholesale closeout sales (non-current product offerings), primarily in the U.S. and Europe, Middle East and Africa (EMEA) regions due to improved closeout pricing margins, partially offset by increased obsolescence reserves due to a less favorable mix of product remaining in closeout inventory. These factors represented approximately 10 basis points of the improvement in the consolidated gross margin percentage for fiscal 2004.

(4)	Most of the remaining increase was due to improved gross margin percentages for NIKE-owned retail stores in the U.S. and EMEA regions, which contributed approximately 30 basis points of the improvement in consolidated gross margins for fiscal 2004.

Fiscal 2004 selling and administrative expense, comprised of demand creation and operating overhead, grew 17% versus fiscal 2003. Demand creation (advertising and promotion) expense grew 18% to $1,377.9 million in fiscal 2004. Seven percentage points of the increase in demand creation was due to changes in currency exchange rates. Excluding the impact of changes in foreign currency rates, the increase in demand creation spending for the fiscal year was attributable to higher spending on endorsement contracts in the U.S., primarily basketball (3 percentage point impact), incremental investment in retail marketing in the U.S., EMEA, and Asia Pacific regions (3 percentage point impact), and higher advertising spending in the Asia Pacific region (1 percentage point impact). The addition of Converse contributed 2 percentage points of the demand creation increase for the year.

Operating overhead for fiscal 2004 was $2,324.1 million, a 17% increase over fiscal 2003. Currency exchange rates contributed 5 percentage points of the increase. The addition of Converse accounted for 2 percentage points of growth. Other key factors driving the increase in operating overhead for the fiscal year were: (a) increased incentive-based compensation for employees (3 percentage points); and (b) increased costs to support the growth of our NIKE Golf, Cole Haan, Bauer NIKE Hockey and Hurley businesses (2 percentage points). The remaining increase, about 5 percentage points, is primarily attributable to normal wage increases and some added infrastructure necessary to support global business growth, including costs related to our worldwide supply chain initiative and additional factory outlet stores in the EMEA Region.

Over the last five years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in Canada, the U.S. and EMEA regions and are now implementing them in Japan, Southeast Asia and our Hong Kong Apparel operations. Over the next few years, we will work to continue to enhance the systems and related processes in these operations and complete the implementation of new systems in the remainder of our global operations. This initiative is intended to improve revenue (by increasing our ability to respond to market conditions); improve margins (by lowering the volume of close-out inventories and distribution costs including inbound air freight); and improve cash flow (by reducing inventories and accounts receivable through better visibility). In the U.S. and EMEA regions, where the new systems have been in place for over a year, we have begun to see improvements in several key performance measures including gross margins (see above) and cash flows (see below). The ultimate level of benefit to revenues, margins, and cash flows will not be known until the new systems and processes have been implemented in the remaining countries in which we operate and globally integrated in subsequent years. At fiscal year end, approximately 80 percent of NIKE’s businesses had completed implementation of the new systems. During the period of implementation, operating overhead expense will continue to include both the cost of implementing and operating new systems and the cost of supporting the legacy systems. We anticipate completing the majority of the remaining implementations over the next two years.

Other expense, net, was $74.7 million for fiscal 2004 compared to $77.5 million in fiscal 2003. Beginning this fiscal year, interest income and profit sharing expense previously included in other expense, net, are included in interest expense, net, and selling and administrative expense, respectively. The presentation of prior year amounts has been adjusted to conform to the current classification. The most significant components of other expense, net (comprising approximately 64 percent of this year’s net expense and 79 percent of fiscal 2003’s net expense), was foreign currency losses (primarily hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro), and hedge losses from that subsidiary’s investments in U.S. Dollar denominated debt securities available-for-sale. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information). The hedge losses reflect that the euro has strengthened considerably since we entered into these hedge contracts. Also included in other expense, net, for fiscal 2004 was an increase in net losses on asset disposals, including a loss of $5.3 million on land gifted to the NIKE Foundation in the first quarter.

In 2004, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. Our estimate of the net impact of these losses and the favorable translation is a $157 million addition to consolidated income before income taxes compared to the prior year. Consistent with our existing policies, in fiscal 2005 we have continued to hedge a portion of anticipated intercompany charges and investments in U.S. Dollar denominated debt securities available-for-sale. We expect the net impact of any hedge losses or gains and the offsetting translation impact will result in a significantly lower net benefit to fiscal 2005 than was realized in fiscal 2004.

Our effective tax rate for fiscal 2004 was 34.8%, which is higher than the fiscal 2003 rate of 34.1% as a result of a higher tax provision on foreign earnings in fiscal 2004.

Included in net income for fiscal 2003 was a $266.1 million charge for the cumulative effect of implementing Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” (FAS 142). This charge related to the impairment of goodwill and trademarks associated with Bauer NIKE Hockey and the goodwill of Cole Haan, reflecting that the fair values we estimated for these assets were less than the carrying values. See the accompanying Notes to Consolidated Financial Statements (Note 4 — Identifiable Intangible Assets and Goodwill) for further information.

Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2004 were 11.3% higher than such orders reported for the comparable period of fiscal 2003. One point of this reported increase was due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, higher average selling prices for footwear across all regions contributed 3 points of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both apparel and footwear. On our June 24, 2004 press release, we reported that worldwide futures and advance orders for this period were up 10.7% as compared to last year. Our futures program permits changes to orders for a short period of time following the order deadline. Such changes to orders, most notably in the U.S. and Asia Pacific regions, increased the growth in worldwide futures for the June through November period by 0.6 percentage points to 11.3%. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

	Fiscal 2004	Fiscal 2003	FY04 vs. FY03 % CHG	Fiscal 2002	FY03 vs. FY02 % CHG
	(Dollars in millions)
U.S. Region
Footwear	$3,070.4	$3,019.5	2%	$3,135.5	(4)%
Apparel	1,433.5	1,351.0	6%	1,255.7	8%
Equipment	289.8	287.9	1%	278.4	3%

Total U.S.	4,793.7	4,658.4	3%	4,669.6	—

EMEA Region
Footwear	2,232.2	1,896.0	18%	1,543.8	23%
Apparel	1,333.8	1,133.1	18%	977.9	16%
Equipment	268.4	212.6	26%	174.8	22%

Total EMEA	3,834.4	3,241.7	18%	2,696.5	20%

Asia Pacific Region
Footwear	855.3	730.6	17%	638.2	14%
Apparel	612.3	497.8	23%	400.6	24%
Equipment	145.8	120.8	21%	96.1	26%

Total Asia Pacific	1,613.4	1,349.2	20%	1,134.9	19%

Americas Region
Footwear	412.0	337.3	22%	359.1	(6)%
Apparel	165.8	148.1	12%	167.1	(11)%
Equipment	47.0	41.6	13%	41.9	(1)%

Total Americas	624.8	527.0	19%	568.1	(7)%

	10,866.3	9,776.3	11%	9,069.1	8%

Other	1,386.8	920.7	51%	823.9	12%

Total Revenues	$12,253.1	$10,697.0	15%	$9,893.0	8%

The discussion following includes disclosure of “pre-tax income” for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 17 — Operating Segments and Related Information in the accompanying Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

For EMEA, our largest international region, changes in foreign currency exchange rates accounted for 16 percentage points of the reported increase in revenues in fiscal 2004. The remaining increase over the prior year was primarily driven by NIKE-owned retail (due to the addition of new stores in fiscal 2004) and increased footwear volume (led by soccer product). Excluding the impact of currency exchange movements, sales in each EMEA business unit (footwear, apparel, equipment) grew versus fiscal 2003.

After several years in which the region’s revenues grew substantially faster than the overall market in Europe, fiscal 2004 revenue growth for EMEA was more in line with the growth of the overall market. Futures orders for the region scheduled for delivery from June through November 2004 were 9 percentage points higher than such orders received for the comparable period of fiscal 2003; changes in currency exchange rates accounted for about 3 percentage points of this growth. An increase in the region’s footwear average price per pair contributed to this futures order growth.

EMEA pre-tax income for fiscal 2004 was $750.7 million, up 41% versus the prior year. Higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The improved gross margins were primarily the result of improved year-over-year hedge rates and higher in-line and closeout pricing margins.

In the Asia Pacific Region, fiscal 2004 revenues increased 20% year-over-year. Eight percentage points of growth for the fiscal year were due to changes in currency exchange rates. Excluding the impact of currency exchange movements, sales in each Asia Pacific business unit grew versus fiscal 2003. The region’s revenue growth was primarily due to unit volume increases, with significant revenue growth in China (driven by expansion of retail distribution and strong consumer demand) and Japan (driven by strong consumer demand).

Pre-tax income for the Asia Pacific Region increased to $354.9 million in fiscal 2004, up 21% versus fiscal 2003. Higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The higher gross margins were primarily attributable to higher in-line pricing margins and the benefit of better hedge rates on product purchases, partially offset by lower profitability of closeouts.

In the Americas Region, revenues increased 19% compared to fiscal 2003, with 8 percentage points of the growth due to changes in currency exchange rates. Excluding the currency effects, the revenue growth was driven primarily by stronger consumer demand in South America and sales in each Americas business unit grew versus fiscal 2003.

In fiscal 2004, pre-tax income for the Americas Region increased 6% from the prior year, to $101.9 million. The increase in pre-tax income was attributable to changes in currency exchange rates slightly offset by reduced gross margins and higher selling and administrative costs. Gross margins fell due to lower in-line pricing margins as well as weaker currency exchange rates in Mexico.

In the U.S. Region, revenues for fiscal 2004 grew 3% versus fiscal 2003, as revenues increased in each business unit. The increase in apparel sales was primarily driven by growth in sport performance product and increased consumer demand for team licensed apparel primarily in the first half of fiscal 2004.

The increase in footwear revenue was due to an increase in average wholesale selling price per pair and increased sales in NIKE-owned retail stores, partially offset by a slight decline in wholesale unit sales. The increase in average wholesale selling price per pair was partially due to a larger percentage of sales of products with a suggested retail price over $100. The slight decline in U.S. footwear wholesale unit sales was largely due to changes in distribution to several retail customers. For the first half of the year, sales to our largest customer, Foot Locker, were lower as a result of changes to our distribution strategy implemented in fiscal 2002 and 2003; while the decline in first half sales resulted in slightly lower sales for the full year, our year-over-year sales to Foot Locker grew in the second half of fiscal 2004. In addition, fiscal 2004 sales declined for another large customer, Footstar, which declared bankruptcy in March 2004. The sales declines for Foot Locker and Footstar were partially offset by increased sales to other accounts.

For the U.S. Region, futures orders scheduled for delivery from June through November 2004 increased 11 percentage points versus the prior year. Higher orders from Foot Locker were a factor in this increase. During our fiscal fourth quarter, Foot Locker acquired additional stores from Footstar. Further, as announced in November 2003 additional premium product offerings were made available to select Foot Locker locations beginning with the Fall 2004 season. Growth in futures orders from Foot Locker as compared to the prior year’s orders from Foot Locker and Footstar combined, contributed 3 percentage points of the overall region’s futures orders growth. Additionally, futures orders grew as a result of increases in average wholesale selling price per pair for footwear, due to increased orders for products with a suggested retail price over $100.

For fiscal 2004, pre-tax income for the U.S. Region was $1,015.1 million, a 5% increase versus fiscal 2003. Higher revenues and gross margins drove the increase, more than offsetting higher selling and administrative costs. The improved gross margins were primarily the result of higher in-line and closeout pricing margins and expanded retail margins.

The Other segment includes results from Bauer NIKE Hockey Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC and NIKE Golf. Revenues for Other grew 51% in fiscal 2004 compared to fiscal 2003; the addition of Converse contributed 24 percentage points of the increase. The remainder of the increase was due to revenue growth at NIKE Golf, Cole Haan, Hurley and Bauer NIKE Hockey.

Pre-tax income for Other improved to $75.3 million in fiscal 2004, versus income of $5.2 million in fiscal 2003. The addition of Converse, combined with improved results from NIKE Golf and Cole Haan, drove the year-over-year improvement.

Fiscal 2003 Compared to Fiscal 2002

Consolidated Operating Results

Revenue growth in our international regions drove the 8% increase in consolidated revenues in fiscal 2003 as compared to fiscal 2002. Changes in currency exchange rates, primarily the euro, contributed 4 percentage points of the consolidated revenue growth.

In fiscal 2003, our consolidated gross margin percentage improved 170 basis points as compared to fiscal 2002, from 39.3% to 41.0%. Significant factors contributing to the improved gross margin percentage were as follows:

(1)	Product cost reductions resulting from our global initiatives to improve efficiency and reduce materials costs; and

(2)	A higher mix of sales of classic footwear models which are generally more profitable than our more complex performance models.

Lower pricing of NIKE Golf products as a result of market conditions discussed below partially offset these positive margin drivers. Changes in currency exchange rates did not have a material impact on our gross margin percentage in fiscal 2003 as the benefit of stronger hedge rates in some currencies was offset by weaker hedge rates in other currencies.

Selling and administrative expense increased as a percentage of revenues from 28.7% in fiscal 2002 to 29.5% in fiscal 2003. Both demand creation and operating overhead expense increased as a percentage of revenues. Demand creation expense grew from $1,027.9 million in fiscal 2002 to $1,166.8 million in fiscal 2003. Higher costs incurred in the EMEA Region drove the growth in demand creation expense, reflecting, 1) a stronger euro currency exchange rate compared to the U.S. dollar, which resulted in higher U.S. dollar expenses for costs that are euro-denominated, 2) our new endorsement agreement with the Manchester United soccer team that became effective in August 2002, and 3) costs of our World Cup marketing campaign incurred in the first quarter of fiscal 2003. Higher demand creation expenses were also incurred in the Asia Pacific and Americas regions due to the World Cup marketing campaign. We also increased demand creation spending in the U.S. in order to drive continued consumer demand for footwear while we realigned our distribution to retail customers.

Operating overhead increased from $1,807.9 million in fiscal 2002 to $1,987.3 million in fiscal 2003. Major drivers of this increase were the stronger euro exchange rate, incremental costs related to our on-going development of systems and processes supporting our worldwide supply chain, (primarily reflected in the corporate line in our segment presentation of pre-tax income in Note 17 — Operating Segments and Related Information), investments in headcount for our NIKE Golf business, the addition of Hurley overhead costs beginning in the fourth quarter of fiscal 2002, and overhead costs of additional retail stores in the EMEA and Asia Pacific regions.

Interest expense, net, decreased from $34.0 million in fiscal 2002 to $28.8 million in fiscal 2003, a decline of 15%. The decrease reflected both lower interest rates and lower average debt levels, as we have used cash flow from operations to reduce total debt.

Other expense, net was $77.5 million in fiscal 2003 compared to $1.2 million in fiscal 2002. Significant amounts included in other expense, net were goodwill amortization (fiscal 2002 only), and certain foreign currency gains and losses.

An increase in net foreign currency losses was the largest contributor to the increase in other expense, net for fiscal 2003 versus fiscal 2002. These foreign currency losses were primarily due to hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information). The hedge losses reflected that the euro had strengthened considerably since we entered into these hedge contracts. In fiscal 2003, net foreign currency losses in other expense, net were more than offset by favorable translation of foreign currency denominated profits. Our estimate of the net impact of these losses and the favorable translation was a $13 million addition to consolidated income before income taxes.

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

Operating Segments

Our largest international region, EMEA, reported 20% revenue growth in fiscal 2003 compared to fiscal 2002. This growth reflected a 15 percentage point improvement due to changes in currency exchange rates. Growth in the emerging markets in Central and Eastern Europe was the key driver of the balance of the increase, as our distribution continued to expand in these markets and customer demand increased. Excluding the effect from changes in currency exchange rates, each of our EMEA business units delivered revenue growth versus the prior year.

EMEA pre-tax income grew from $422.4 million in fiscal 2002 to $532.0 million in fiscal 2003. Higher revenues and improved gross margins drove the increase, more than offsetting incremental selling and administrative costs.

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

Pre-tax income for the Asia Pacific Region increased from $216.2 million in fiscal 2002 to $292.6 million in fiscal 2003. This increase reflected higher revenues and improved gross margins that more than offset higher selling and administrative costs.

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

Pre-tax income for the Americas Region grew from $92.1 million in fiscal 2002 to $96.5 million in fiscal 2003. Pre-tax income improved despite lower reported revenues primarily due to an improved gross margin percentage.

In the U.S. Region, revenues were down slightly in fiscal 2003, at $4,658.4 million versus $4,669.6 million in fiscal 2002. U.S. footwear revenues were down 4%, more than offsetting sales growth in U.S. apparel and equipment. U.S. apparel sales increased $95.3 million, primarily driven by increased consumer demand for team licensed apparel. Lower revenues in the footwear business unit were largely the result of a significant change in our U.S. footwear distribution.

During fiscal 2003, we began a realignment of our U.S. footwear distribution to address the changing retail marketplace, including our largest customer’s (Foot Locker) reduction in emphasis on premium footwear in its offerings. The objectives of this realignment were to improve the presentation and profitability of the NIKE brand in the U.S. As a result of changes in both Foot Locker’s orders and our product offerings to this account, our fiscal 2003 sales to Foot Locker in the U.S. were significantly below the level of fiscal 2002. At the same time, we expanded the premium products available to other athletic specialty and independent retailers that focus on premium footwear offerings, increasing sales to these accounts significantly.

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

U.S. Region pre-tax income increased from $956.0 million in fiscal 2002 to $963.2 million in fiscal 2003. Pre-tax income improved, despite lower revenues and higher selling and administrative expense, due to improved gross margins.

Revenues for Other grew 12% in fiscal 2003 compared to fiscal 2002. The addition of revenues from our Hurley business, purchased in the fourth quarter of fiscal 2002, drove the increase in Other revenues.

Pre-tax income for Other declined from $43.7 million in fiscal 2002 to $5.2 million in fiscal 2003. Reduced profitability at NIKE Golf drove this decline, reflecting significantly weaker demand in the U.S. golf market versus fiscal 2002 and start-up issues we experienced at a third-party distribution facility.

Liquidity and Capital Resources

Fiscal 2004 Cash Flow Activity

Cash provided by operations was $1.5 billion in fiscal 2004, compared to $922.0 million in fiscal 2003. Our primary source of operating cash flow was net income of $945.6 million. In addition to the improvement in net income, the increase in cash compared to the prior year was attributable to changes in our investment in working capital primarily driven by accounts receivable and accounts payable (excluding the acquisition of Converse and the effects of foreign currency, which were reported separately). In fiscal 2004 accounts receivable provided cash to the Company due to improved account management through better utilization of supply chain systems, especially in EMEA. Accounts payable provided cash to the Company due to the timing of inventory receipts and vendor payments. The changes in other working capital components were consistent with normal business operations.

Cash used by investing activities during fiscal 2004 was $946.5 million, compared to $215.6 million invested during fiscal 2003. The most significant uses of cash for investing activities in fiscal 2004 were the purchase of short-term investments and the acquisition of Converse, which accounted for $400.8 million and $289.1 million, respectively. The remaining investing activities are consistent with the prior year and primarily reflect capital expenditures on computer equipment and software to support both normal business operations as well as our supply chain systems upgrade, continued investment in NIKE-owned retail stores, and construction of a storage facility in Japan, which was completed in fiscal 2004.

Cash used by financing activities in fiscal 2004 was $398.5 million, down from $606.5 million in the prior year. In fiscal 2004, the principal uses of cash for financing activities were share repurchases, payments of long-term debt, and dividends, offset by proceeds from the exercise of stock options and debt issuance. Net cash used by financing activities was higher in fiscal 2003 primarily due to increased repayments of short-term debt in that period.

The share repurchases were part of a $1.0 billion share repurchase program that began in fiscal 2001. In fiscal 2004, we repurchased 6.4 million shares of NIKE’s Class B common stock for $414.3 million, completing the program. Over the course of the four-year program, we purchased a total of 18.7 million shares of NIKE’s Class B common stock. In June 2004, the Board of Directors approved a new $1.5 billion share repurchase program to be completed over the next four years. We expect to continue to fund the new program from operating cash flow. The timing and the ultimate amount of shares purchased under the program will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for fiscal 2004 were $0.74, compared to $0.54 in fiscal 2003. We have paid a dividend every quarter since February 1984. We review our dividend policy from time to time, and based upon current projected earnings and cash flow requirements we anticipate continuing to pay a quarterly dividend in the foreseeable future.

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2004 are as follows:

	Cash Payments Due During the Year Ended May 31,
Description of Commitment	2005	2006	2007	2008	2009	Thereafter	Total
	(In millions)
Operating Leases	$171.7	$143.4	$120.9	$103.4	$85.3	$523.5	$1,148.2
Long-term Debt	6.6	6.1	255.8	31.1	6.1	380.0	685.7
Endorsement Contracts[1]	355.5	322.7	323.1	208.6	128.4	375.2	1,713.5
Product Purchase Obligations[2]	1,648.9	—	—	—	—	—	1,648.9
Other[3]	260.5	19.8	8.2	5.9	3.9	1.3	299.6

Total	$2,443.2	$492.0	$708.0	$349.0	$223.7	$1,280.0	$5,495.9

[1]	The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as a limited number of contracts include provisions for reduced payments if athletic performance declines in future periods.

In addition to the cash payments, we are obligated to furnish the endorsers with NIKE products for their use. It is not possible to determine how much we will spend on this product on an annual basis as the contracts do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

[2]	We generally order product four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet.

[3]	Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Consolidated Balance Sheet.

Excluded from the table above is a commitment to an outsourcing contractor that provides us with information technology operations management services through 2006. The amount of the payments in future years depends on our level of monthly use of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2004, we would be required to provide the contractor with four months’ notice and pay a termination fee of $18.7 million. Our monthly payments to the contractor currently approximate $6 million.

We also have the following outstanding short-term debt obligations as of May 31, 2004. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2004
(In millions)
Notes payable, due at mutually agreed-upon dates, generally ninety days from issuance or on demand	$146.0
Payable to Sojitz Corporation of America (Sojitz America) for the purchase of inventories, generally due sixty days after shipment of goods from a foreign port	$43.9

As of May 31, 2004, letters of credit of $551.6 million were outstanding, primarily for the purchase of inventory. All letters of credit generally expire within one year.

Capital Resources

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. During fiscal 2004, we issued five notes under the medium-term note program totaling $150 million. Four of those notes totaling $100 million have fixed coupon interest rates of 5.15% and mature on October 15, 2015. The other $50 million note has a fixed coupon interest rate of 4.70% and matures on October 1, 2013. For each of the notes, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the notes and pay variable interest payments based on the three-month or six-month London Inter Bank Offering Rate (“LIBOR”) plus a spread. The swaps have the same notional amounts and maturity dates as the notes, and are accounted for as fair value hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), except for the swap for the $50 million note maturing October 1, 2013. The swap for that note has the same notional amount and fixed coupon interest rate as the note, but expires October 2, 2006. Accordingly, the swap does not qualify for fair value hedge accounting, so changes in the fair value of this swap are recorded in net income each period as a component of other expense, net. After issuance of these notes, $760 million remains available to be issued under the shelf registration. We may issue additional notes under the shelf registration in fiscal 2005 depending on general corporate needs.

As of May 31, 2004, we had a 5-year $750 million revolving credit facility in place with a group of banks, and we currently have no amounts outstanding under the facility. The maturity date is November 20, 2008 and the facility can be extended for one additional year on the anniversary date. Based on our current long-term senior unsecured debt ratings of A and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.22%. The facility fee is 0.08% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2004, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2004 or May 31, 2003. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Critical Accounting Policies

Our previous discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

In some instances, we ship product directly from our supplier to the customer and recognize revenue when the product is delivered to and accepted by the customer. Our revenues may fluctuate in cases when our customers delay accepting shipment of product for periods up to several weeks.

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

Contingent Payments under Endorsement Contracts

A significant portion of our demand creation expense relates to payments under endorsement contracts. In general, endorsement payments are expensed uniformly over the term of the contract. However, certain contract elements may be accounted for differently, based upon the facts and circumstances of each individual contract.

Some of the contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). We record selling and administrative expense for these amounts when the endorser achieves the specific goal.

Some of the contracts provide for payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a top ranking in a sport for a year). These amounts are reported in selling and administrative expense when we determine that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser’s athletic performance, increased or decreased selling and administrative expense may be reported in a future period.

Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in cost of sales as the related sales are made. In certain contracts, we offer minimum guaranteed royalty payments. For contractual obligations for which we estimate that we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in selling and administrative expense uniformly over the remaining guarantee period.

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

When events or circumstances indicate that the carrying value of property, plant and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded as other expense, net. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Goodwill and Other Intangible Assets

We adopted FAS 142 effective for the first quarter of fiscal 2003. In accordance with FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods.

As discussed further above, upon adoption of FAS 142 in fiscal 2003, we recorded an impairment charge related to goodwill and other indefinite-lived intangible assets of $266.1 million. This charge is shown on our consolidated statement of income as the cumulative effect of accounting change. Post the first quarter of fiscal 2003, any goodwill impairment charges would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and cumulative effect of accounting change. Other indefinite-lived intangible asset impairment charges would be classified as other expense, net.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. Any impairment charges would be classified as other expense, net.

Hedge Accounting for Derivatives

We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by FAS 133 have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other expense, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

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

We carefully review all factors that drive the ultimate disposition of foreign earnings declared as reinvested offshore, and apply stringent standards to overcoming the presumption of repatriation. Despite this approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined that amounts were no longer indefinitely reinvested offshore. Conversely, our approach may also result in accumulated foreign earnings (for which U.S. income taxes have been provided) being determined in the future to be indefinitely reinvested offshore. In this case, our income tax expense would be reduced in the year of such determination.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other expense, net during the period in which the actual loss or change in estimate occurred.

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

We are exposed to foreign currency fluctuation as a result of our international sales, product sourcing and funding activities. Our foreign currency risk management objective is to reduce the variability of local entity cash flows as a result of exchange rate movements. We use forward exchange contracts, options and cross-currency swaps to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party or intercompany transactions.

When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2004 we had forward contracts hedging anticipated transactions that will be recognized in as many as 18 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our European and Japanese subsidiaries. We use forward contracts and cross-currency swaps to hedge foreign currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in European currencies, Japanese yen, Canadian dollars, Korean won, Mexican pesos and Australian dollars.

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

We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only, and hence does not include the impact of such rate fluctuations on the underlying based transactions that are anticipated transactions, firm commitments, cash balances and accounts and loans receivable and payable denominated in foreign currencies, including those which are hedged by these instruments.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $24.9 million and $21.0 million at May 31, 2004 and May 31, 2003, respectively. The increase in VaR as of May 31, 2004 occurred due to the effect of currency volatility on existing trades on the May 31, 2004 VaR computation versus the effect of currency volatility on existing trades on the May 31, 2003 VaR computation. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $50.0 million and $43.3 million for fiscal 2004 and fiscal 2003, respectively.

Details of other market-sensitive financial instruments and derivative financial instruments not included in the VaR calculation above are provided in the table below, except the interest rate swaps which are described below. These instruments include intercompany loans denominated in foreign currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt, cross-currency swaps and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	Year Ended May 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	$—	—	—	—	—	270.4	$270.4	$270.4
Average interest rate	—	—	—	—	—	2.4%	2.4%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	$68.8	—	—	—	—	—	$68.8	$68.8
Average interest rate	4.8%	—	—	—	—	—	4.8%
U.S. Dollar Functional Currency
Intercompany loan — Japanese yen denominated — Variable rate
Principal payments	$207.7	—	—	—	—	—	$207.7	$207.7
Average interest rate	0.3%	—	—	—	—	—	0.3%
Intercompany loan — Canadian dollar denominated — Fixed rate
Principal payments	$25.8	—	—	—	—	—	$25.8	$25.8
Average interest rate	2.3%	—	—	—	—	—	2.3%
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate

	Expected Maturity Date
	Year Ended May 31,
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Principal payments	$5.9	5.9	5.9	5.9	5.9	161.3	$190.8	$215.4
Average interest rate	3.3%	3.4%	3.4%	3.4%	3.5%	2.5%	2.9%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$5.9	5.9	5.9	5.9	5.9	161.3	$190.8	$215.4
Average interest rate	3.3%	3.4%	3.4%	3.4%	3.5%	2.5%	2.9%
U.S. Dollar Functional Currency Long-term U.S. dollar debt — Fixed rate
Principal payments	$—	—	250.0	25.0	—	215.0	$490.0	$502.6
Average interest rate	5.3%	5.3%	5.2%	5.1%	5.1%	5.1%	5.2%

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

There were no significant changes in debt or cross-currency swap market risks during fiscal 2004. Cross-currency swaps outstanding as of May 31, 2003 matured in fiscal 2004 and no new cross-currency swaps were executed during fiscal 2004. The U.S. dollar fair values of intercompany loans denominated in foreign currencies was $711.8 million at May 31, 2003, which is the same as the carrying values of the loans prior to their elimination. The U.S. dollar fair value of the fixed rate Japanese yen denominated debt that was outstanding at May 31, 2003 was $234.5 million versus a carrying value of $190.1 million at that date. The U.S. dollar fair values of the fixed rate U.S. dollar denominated debt, the euro swap payable and the U.S. dollar swap receivable as of May 31, 2003 were $582.2 million, $193.5 million and $211.6 million, respectively, versus carrying values of $540.0 million, $186.0 million and $200.0 million, respectively, at that date.

In fiscal 2002 we issued a $250 million long-term fixed-rate corporate bond which matures in August 2006. In fiscal 2003 and 2004, we issued an additional $240 million in long-term fixed-rate corporate bonds which mature on various dates beginning in July 2007 through October 2015. Fixed interest rates on these bonds range from 4.7% to 5.66%. For each of the bonds issued in fiscal 2002, 2003 and fiscal 2004, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the bonds and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding bond, except for one swap for a $50 million bond issued in fiscal 2004 maturing in October 2013. That swap expires in October 2006. As a result of the interest rate swap agreements, the average effective interest rate payable on these bonds was 2.4% at May 31, 2004 and 2.5% at May 31, 2003. These interest rate swaps are accounted for as fair value hedges, so changes in the recorded fair values of the swaps are offset by changes in the recorded fair value of the related debt, except for the $50 million swap expiring in October 2006 which is not accounted for as a hedge. Accordingly, changes in the fair value of this swap are recorded to net income each period. The recorded fair value of the interest rate swaps accounted for as fair value hedges was a net $3.3 million gain at May 31, 2004 and a $25.5 million gain at May 31, 2003. The fair value of the $50 million interest rate swap expiring October 2006 was a $0.6 million loss at May 31, 2004.

In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income each period. The recorded fair value of the swap was a $0.4 million gain at May 31, 2004 and a $1.0 million loss at May 31, 2003.

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders, currency exchange rate fluctuations, order cancellations, and the fact that a significant portion of our revenue is not derived from futures orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including without limitation, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

An Internal Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of three outside directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as they deem appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

June 24, 2004

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2004	2003	2002
	(In millions, except per share data)
Revenues	$12,253.1	$10,697.0	$9,893.0
Cost of sales	7,001.4	6,313.6	6,004.7

Gross Margin	5,251.7	4,383.4	3,888.3
Selling and administrative	3,702.0	3,154.1	2,835.8
Interest expense, net (Notes 6 and 7)	25.0	28.8	34.0
Other expense, net (Note 16)	74.7	77.5	1.2

Income before income taxes and cumulative effect of accounting change	1,450.0	1,123.0	1,017.3
Income taxes (Note 8)	504.4	382.9	349.0

Income before cumulative effect of accounting change	945.6	740.1	668.3
Cumulative effect of accounting change, net of income taxes of ($-, $- and $3.0) (Note 4, Note 1)	—	266.1	5.0

Net income	$945.6	$474.0	$663.3

Basic earnings per common share — before accounting change (Notes 1 and 11)	$3.59	$2.80	$2.50
Cumulative effect of accounting change	—	1.01	0.02

	$3.59	$1.79	$2.48

Diluted earnings per common share — before accounting change (Notes 1 and 11)	$3.51	$2.77	$2.46
Cumulative effect of accounting change	—	1.00	0.02

	$3.51	$1.77	$2.44

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2004	2003
	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$828.0	$634.0
Short-term investments	400.8	—
Accounts receivable, less allowance for doubtful accounts of $95.3 and $81.9	2,120.2	2,083.9
Inventories (Note 2)	1,633.6	1,514.9
Deferred income taxes (Note 8)	165.0	221.8
Prepaid expenses and other current assets	364.4	332.5

Total current assets	5,512.0	4,787.1

Property, plant and equipment, net (Note 3)	1,586.9	1,620.8
Identifiable intangible assets, net (Note 4)	366.3	118.2
Goodwill (Note 4)	135.4	65.6
Deferred income taxes and other assets (Note 8)	291.0	229.4

Total assets	$7,891.6	$6,821.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt (Note 7)	$6.6	$205.7
Notes payable (Note 6)	146.0	75.4
Accounts payable (Note 6)	763.8	572.7
Accrued liabilities (Notes 5 and 16)	974.4	1,036.2
Income taxes payable	118.2	130.6

Total current liabilities	2,009.0	2,020.6

Long-term debt (Note 7)	682.4	551.6
Deferred income taxes and other liabilities (Note 8)	418.2	257.9
Commitments and contingencies (Notes 14 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ Equity:
Common Stock at stated value (Note 10):
Class A convertible — 77.6 and 97.8 shares outstanding	0.1	0.2
Class B — 185.5 and 165.8 shares outstanding	2.7	2.6
Capital in excess of stated value	887.8	589.0
Unearned stock compensation	(5.5)	(0.6)
Accumulated other comprehensive loss (Note 13)	(86.3)	(239.7)
Retained earnings	3,982.9	3,639.2

Total shareholders’ equity	4,781.7	3,990.7

Total liabilities and shareholders’ equity	$7,891.6	$6,821.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Cash provided (used) by operations:
Net income	$945.6	$474.0	$663.3
Income charges not affecting cash:
Cumulative effect of accounting change	—	266.1	5.0
Depreciation	252.1	239.3	223.5
Deferred income taxes	19.0	55.0	15.9
Amortization and other	58.3	23.2	48.1
Income tax benefit from exercise of stock options	47.2	12.5	13.9
Changes in certain working capital components:
Decrease (increase) in accounts receivable	82.5	(136.3)	(135.2)
(Increase) decrease in inventories	(55.9)	(102.8)	55.4
(Increase) decrease in prepaids and other current assets	(103.5)	60.9	16.9
Increase in accounts payable, accrued liabilities and income taxes payable	269.1	30.1	175.4

Cash provided by operations	1,514.4	922.0	1,082.2

Cash provided (used) by investing activities:
Purchases of short-term investments	(400.8)	—	—
Additions to property, plant and equipment and other	(213.9)	(185.9)	(282.8)
Disposals of property, plant and equipment	11.6	14.8	15.6
Increase in other assets	(53.4)	(46.3)	(28.7)
(Decrease) increase in other liabilities	(0.9)	1.8	(6.9)
Acquisition of subsidiary, net of cash acquired	(289.1)	—	—

Cash used by investing activities	(946.5)	(215.6)	(302.8)

Cash provided (used) by financing activities:
Proceeds from long-term debt issuance	153.8	90.4	329.9
Reductions in long-term debt including current portion	(206.6)	(55.9)	(80.3)
Decrease in notes payable	(0.3)	(351.1)	(433.1)
Proceeds from exercise of stock options and other stock issuances	253.6	44.2	59.5
Repurchase of stock	(419.8)	(196.3)	(226.9)
Dividends — common and preferred	(179.2)	(137.8)	(128.9)

Cash used by financing activities	(398.5)	(606.5)	(479.8)

Effect of exchange rate changes	24.6	(41.4)	(28.1)

Net increase in cash and equivalents	194.0	58.5	271.5
Cash and equivalents, beginning of year	634.0	575.5	304.0

Cash and equivalents, end of year	$828.0	$634.0	$575.5

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$37.8	$38.9	$54.2
Income taxes	418.6	330.2	262.0

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2001	99.1	$0.2	169.5	$2.6	$459.4	$(9.9)	$(152.1)	$3,194.3	$3,494.5

Stock options exercised			1.7		72.9				72.9
Conversion to Class B Common Stock	(1.0)		1.0						—
Repurchase of Class B Common Stock			(4.3)		(5.2)			(232.5)	(237.7)
Dividends on Common stock ($.48 per share)								(128.6)	(128.6)
Issuance of shares to employees and others			0.2		13.2	(1.9)			11.3
Amortization of unearned compensation						6.5			6.5
Forfeiture of shares from employees			(0.1)		(1.6)	0.2		(1.5)	(2.9)
Comprehensive income (Note 13):
Net income								663.3	663.3
Other comprehensive income (net of tax benefit of $13.0):
Foreign currency translation							(1.5)		(1.5)
Cumulative effect of change in accounting principle (Note 1)							56.8		56.8
Adjustment for fair value of hedge derivatives							(95.6)		(95.6)

Comprehensive income							(40.3)	663.3	623.0

Balance at May 31, 2002	98.1	$0.2	168.0	$2.6	$538.7	$(5.1)	$(192.4)	$3,495.0	$3,839.0

Stock options exercised			1.3		48.2				48.2
Conversion to Class B Common Stock	(0.3)		0.3						—
Repurchase of Class B Common Stock			(4.0)		(4.8)			(186.2)	(191.0)
Dividends on Common stock ($.54 per share)								(142.7)	(142.7)
Issuance of shares to employees			0.3		9.6	(0.2)			9.4
Amortization of unearned compensation						3.7			3.7
Forfeiture of shares from employees			(0.1)		(2.7)	1.0		(0.9)	(2.6)
Comprehensive income (Note 13):
Net income								474.0	474.0
Other comprehensive income (net of tax benefit of $72.8):
Foreign currency translation							127.4		127.4
Adjustment for fair value of hedge derivatives							(174.7)		(174.7)

Comprehensive income							(47.3)	474.0	426.7

Balance at May 31, 2003	97.8	$0.2	165.8	$2.6	$589.0	$(0.6)	$(239.7)	$3,639.2	$3,990.7

Stock options exercised			5.5		284.9				284.9
Conversion to Class B Common Stock	(20.2)	(0.1)	20.2	0.1					—
Repurchase of Class B Common Stock			(6.4)		(7.6)			(406.7)	(414.3)
Dividends on Common stock ($.74 per share)								(194.9)	(194.9)
Issuance of shares to employees			0.4		23.2	(7.5)			15.7
Amortization of unearned compensation						2.6			2.6
Forfeiture of shares from employees					(1.7)			(0.3)	(2.0)
Comprehensive income (Note 13):
Net income								945.6	945.6
Other comprehensive income (net of tax expense of $69.0):
Foreign currency translation							27.5		27.5
Adjustment for fair value of hedge derivatives							125.9		125.9

Comprehensive income							153.4	945.6	1,099.0

Balance at May 31, 2004	77.6	$0.1	185.5	$2.7	$887.8	$(5.5)	$(86.3)	$3,982.9	$4,781.7

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

Recognition of Revenues

Wholesale revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

Advertising and Promotion

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets or other assets depending on the length of the contract. Through cooperative advertising programs, we reimburse our retail customers for certain of their costs of advertising our products. We record these costs in selling and administrative expense at the point in time when we are obligated to our customers for the costs. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,377.9, $1,166.8 million, and $1,027.9 million for the years ended May 31, 2004, 2003 and 2002, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid expenses and other current assets and other assets totaled $154.6 million and $135.2 million at May 31, 2004 and 2003, respectively.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

Short-term Investments

Short-term investments consist of U.S. Treasury debt securities with original maturities of six months or less. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Available-for-sale debt securities are recorded at fair value with any net unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company holds no investments considered to be trading securities. Amortized cost of both available-for-sale and held-to-maturity debt securities approximates fair market value due to their short maturities. All investments held at May 31, 2004 have remaining maturities of 120 days or less.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in interest expense, net for the years ended May 31, 2004, 2003, and 2002, was interest income of $15.3 million, $14.1 million and $13.6 million, respectively, related to short-term investments and cash and cash equivalents.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by FAS 142, in the Company’s impairment test of goodwill, we compare the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, we calculate the impairment as the excess of the carrying value of goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, we compare the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, we calculate impairment as the excess of the carrying value over the estimate of fair value. See Note 4 for discussion of the Company’s adoption of FAS 142.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS 144 discussed above.

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in shareholders’ equity.

Transaction gains and losses generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other expense, net in the period in which they occur.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133), which was adopted on June 1, 2001. FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or changes in fair value.

In accordance with the transition provisions, the Company recorded a one-time transition adjustment as of June 1, 2001 on both the consolidated statement of income and the consolidated balance sheet. The transition adjustment on the consolidated statement of income was a charge of $5.0 million, net of tax effect. This amount related to an investment that was adjusted to fair value in accordance with FAS 133. The transition adjustment on the consolidated balance sheet represented the initial recognition of the fair values of hedge derivatives outstanding on the adoption date and realized gains and losses on effective hedges for which the underlying exposure had not yet affected earnings. The transition adjustment on the consolidated balance sheet was an increase in current assets of $116.4 million, an increase in noncurrent assets of $87.0 million, an increase in current liabilities of $151.6 million, and an increase in other comprehensive income of approximately $56.8 million, net of tax effect. The majority of the $56.8 million recorded in other comprehensive income as of June 1, 2001 related to outstanding derivatives at that date. Because exchange rates on the transition date were different from those on the maturity dates of these derivatives and because some contracts maturing during the year ended May 31, 2002 were entered into after the transition date, amounts ultimately reclassified to earnings during the year ended May 31, 2002, as described in Note 13, were significantly different from this amount.

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

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (FAS 123). The Company’s policy is to grant stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized.

As required by FAS 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148), the Company has computed, for pro forma disclosure purposes, the fair value of options granted and employees’ purchase rights under the Employee Stock Purchase Plan (ESPP) during the years ended May 31, 2004, 2003 and 2002 using the Black-Scholes option pricing model. The weighted average assumptions used for stock option grants for each of these years were a dividend yield of 1%, expected volatility of the market price of the Company’s common stock of 44%, 38%, and 38% for the years ended May 31, 2004, 2003 and 2002, respectively; a weighted-average expected life of the options of approximately five years; and interest rates of 2.9%, 3.8%, and 4.8% for the years ended May 31, 2004, 2003 and 2002, respectively. These interest rates are reflective of option grant dates throughout the year.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options were assumed to be exercised over the five year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2004, 2003 and 2002, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $102.3 million, $89.8 million, and $73.4 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2004, 2003 and 2002 are $20.36, $17.45, and $16.02, respectively.

If the Company had accounted for these stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company’s pro forma net income and pro forma earnings per share (EPS) would have been reported as follows:

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Net income as reported	$945.6	$474.0	$663.3
Add: Stock-based compensation expense included in reported net income, net of tax	—	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(48.7)	(42.2)	(36.1)

Pro forma net income	$896.9	$431.8	$627.2

Earnings per Share:
Basic — as reported	$3.59	$1.79	$2.48
Basic — pro forma	$3.41	$1.63	$2.34
Diluted — as reported	$3.51	$1.77	$2.44
Diluted — pro forma	$3.35	$1.62	$2.30

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 2 — Inventories

Inventories by major classification are as follows:

	May 31,
	2004	2003
	(In millions)
Finished goods	$1,609.7	$1,484.1
Work-in-progress	10.6	15.2
Raw materials	13.3	15.6

	$1,633.6	$1,514.9

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	May 31,
	2004	2003
	(In millions)
Land	$179.5	$191.1
Buildings	813.6	785.0
Machinery and equipment	1,608.6	1,538.7
Leasehold improvements	470.2	433.4
Construction in process	60.4	40.6

	3,132.3	2,988.8
Less accumulated depreciation	1,545.4	1,368.0

	$1,586.9	$1,620.8

Capitalized interest was $0.3 million, $0.8 million, and $1.7 million for the years ended May 31, 2004, 2003 and 2002, respectively.

Note 4 — Identifiable Intangible Assets and Goodwill:

Adoption of FAS 142

The Company adopted FAS 142 effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As required by FAS 142, the Company performed impairment tests on goodwill and other intangible assets with indefinite lives, which consisted only of certain trademarks, as of June 1, 2002. As a result of the impairment tests, the Company recorded a $266.1 million cumulative effect of accounting change for the year ended May 31, 2003. Under FAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

Included in the Company’s $266.1 million impairment charge was a $178.5 million charge related to the impairment of the goodwill associated with the Bauer NIKE Hockey (“Bauer”) and Cole Haan reporting units. These reporting units are reflected in the Company’s Other operating segment. Since the Company’s purchase of Bauer in 1995, the hockey equipment and apparel markets have not grown as fast as expected and the in-line skate market has contracted significantly. As a result, we determined that the goodwill acquired at Bauer had been impaired. The goodwill impairment at Cole Haan reflected the significantly lower fair value calculated on the basis of reduced operating income in the year following the September 11, 2001 terrorist attacks.

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

The following table summarizes the Company’s identifiable intangible assets balances as of May 31, 2004 and May 31, 2003:

	May 31, 2004			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$27.9	$(11.9)	$16.0	$24.9	$(10.4)	$14.5
Trademarks	14.1	(11.5)	2.6	12.9	(10.6)	2.3
Other	17.0	(10.8)	6.2	7.5	(1.1)	6.4

Total	$59.0	$(34.2)	$24.8	$45.3	$(22.1)	$23.2

Unamortized intangible assets — Trademarks			$341.5			$95.0

Total			$366.3			$118.2

Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $12.0 million, $3.6 million and $2.6 million for the years ended May 31, 2004, 2003, and 2002, respectively. The amortization expense of indefinite-lived intangible assets and goodwill, which was included in other expense, net, was $13.1 million for the year ended May 31, 2002. Following the adoption of FAS 142, no such amortization was recorded. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2005 through May 31, 2009 is as follows: 2005: $3.5 million; 2006: $3.3 million; 2007: $2.8 million; 2008: $2.4 million; 2009: $2.2 million.

The results for the year ended May 31, 2002 do not reflect the provisions of FAS 142. The reported net income before cumulative effect of accounting change was $668.3 million for the year ended May 31, 2002. Had

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company adopted FAS 142 on June 1, 2001, for the year ended May 31, 2002, net income before cumulative effect of accounting change would have been $681.4 million as a result of not recording $8.6 million in goodwill amortization and $4.5 million in trademark amortization. Basic and diluted earnings per common share before accounting change would have increased $0.05 for the year ended May 31, 2002.

During the second quarter ended November 30, 2003 the Company completed the acquisition of Converse Inc. (“Converse”). As a result, $69.1 million was allocated to goodwill, $246.2 million was allocated to unamortized trademarks and $8.6 million was allocated to other amortized intangible assets and was fully amortized over the last nine months of the year ended May 31, 2004. See Note 15 for additional information related to the acquisition. The remaining increase to goodwill for the year ended May 31, 2004 represents payments related to a prior acquisition. The change in the book value of goodwill, which relates to the Company’s Other operating segment, is as follows (in millions):

Goodwill — May 31, 2003	$65.6
Acquisition of Subsidiaries	69.8

Goodwill — May 31, 2004	$135.4

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2004	2003
	(In millions)
Fair value of derivatives	$141.3	$313.1
Accrued compensation and benefits	339.0	245.7
Accrued tax	87.5	73.1
Accrued endorser compensation	86.9	70.2
Dividends payable	52.6	36.9
Other[1]	267.1	297.2

	$974.4	$1,036.2

[1]	Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at May 31, 2004 or 2003.

Note 6 — Short-Term Borrowings and Credit Lines

Commercial paper outstanding, notes payable to banks, and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”), formerly known as Nissho Iwai American Corporation (“NIAC”) as of May 31, 2004 and 2003, are summarized below:

	May 31,
	2004		2003
	Borrowings	Interest Rate	Borrowings	Interest Rate
	(In millions)		(In millions)
Notes payable and commercial paper:
U.S. operations	$28.3	0.67%[1]	$2.3	4.25%
Non-U.S. operations	117.7	3.18%	73.1	5.26%

	$146.0		$75.4

Sojitz America	43.9	1.88%	49.6	2.06%

[1]	Weighted average interest rate includes non-interest bearing overdrafts.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value due to the short maturities.

The Company had no commercial paper outstanding at May 31, 2004 and 2003.

The Company purchases through Sojitz America certain athletic footwear and apparel it acquires from non-U.S. suppliers. These purchases are for the Company’s operations outside of the U.S., Europe, and Japan. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60 day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.

The Company has a 5-year $750 million revolving credit facility in place with a group of banks under which no amounts are outstanding. The facility matures on November 20, 2008 and can be extended for one additional year on the anniversary date. Based on the Company’s current long-term senior unsecured debt ratings the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.22%. The facility fee is 0.08% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2004.

Note 7 — Long-Term Debt

Long-term debt includes the following:

	May 31,
	2004	2003
	(In millions)
6.375% Corporate Bond, payable December 1, 2003	$—	$200.0
5.5% Corporate Bond, payable August 15, 2006	254.9	266.3
4.8% Corporate Bond, payable July 9, 2007	25.4	27.1
5.375% Corporate Bond, payable July 8, 2009	25.5	27.6
5.66% Corporate Bond, payable July 23, 2012	25.5	28.1
5.4% Corporate Bond, payable August 7, 2012	14.9	16.4
4.7% Corporate Bond, payable October 1, 2013	50.0	—
5.15% Corporate Bonds, payable October 15, 2015	98.7	—
4.3% Japanese yen note, payable June 26, 2011	93.2	90.1
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	67.5	69.2
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	30.1	30.8
Other	3.3	1.7

Total	689.0	757.3
Less current maturities	6.6	205.7

	$682.4	$551.6

The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $721.4 million at May 31, 2004 and $818.4 million at May 31, 2003.

The Company has interest rate swap agreements with the same notional amount and maturity dates as the $250.0 million corporate bond maturing August 15, 2006, whereby the Company receives fixed interest

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payments at the same rate as the bond and pays variable interest payments based on the three-month LIBOR plus a spread. The interest rates payable on these swap agreements were approximately 2.7% at May 31, 2004 and 2003.

The Company has an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. During the years ended May 31, 2004 and 2003, the Company issued a total of $150 million and $90 million, respectively, in notes under the medium term note program of the shelf registration. The notes have coupon rates that range from 4.70% to 5.66%. The maturities range from July 9, 2007 to October 15, 2015. For each of these notes, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note, except for the swap for the $50 million note maturing October 1, 2013, which expires October 2, 2006. At May 31, 2004, the interest rates payable on these swap agreements range from approximately 1.6% to 3.3%. After issuance of these notes, $760 million remains available to be issued under the shelf registration.

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

Amounts of long-term debt maturities in each of the years ending May 31, 2005 through 2009 are $6.6 million, $6.1 million, $255.8 million, $31.1 million and $6.1 million, respectively.

Note 8 — Income Taxes

Income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Income before income taxes and cumulative effect of accounting change:
United States	$607.7	$444.8	$511.2
Foreign	842.3	678.2	506.1

	$1,450.0	$1,123.0	$1,017.3

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is as follows:

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Current:
United States
Federal	$185.3	$125.6	$156.5
State	43.3	33.6	32.0
Foreign	266.8	190.0	147.7

	495.4	349.2	336.2

Deferred:
United States
Federal	3.9	11.3	(3.3)
State	2.4	8.6	3.3
Foreign	2.7	13.8	12.8

	9.0	33.7	12.8

	$504.4	$382.9	$349.0

Deferred tax (assets) and liabilities are comprised of the following:

	May 31,
	2004	2003
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$(13.8)	$(11.8)
Inventory reserves	(13.1)	(10.0)
Sales return reserves	(30.7)	(27.4)
Deferred compensation	(82.2)	(68.1)
Reserves and accrued liabilities	(27.4)	(28.5)
Tax basis inventory adjustment	(15.3)	(15.9)
Property, plant, and equipment	(36.2)	(28.9)
Foreign loss carryforwards	(29.1)	(32.5)
Foreign tax credit carryforwards	(24.4)	—
Hedges	(49.7)	(110.9)
Other	(17.2)	(17.7)

Total deferred tax assets	(339.1)	(351.7)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	95.5	60.1
Property, plant and equipment	109.5	94.3
Intangibles	101.6	—
Hedges	5.9	2.6
Other	8.8	13.7

Total deferred tax liabilities	321.3	170.7

Net deferred tax asset before valuation allowance	(17.8)	(181.0)
Valuation allowance	27.1	13.0

Net deferred tax liability (asset)	$9.3	$(168.0)

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.1	2.5	2.2
Foreign earnings	(0.6)	(2.7)	(3.1)
Other, net	(1.7)	(0.7)	0.2

Effective income tax rate	34.8%	34.1%	34.3%

The Company has indefinitely reinvested approximately $706.1 million of the cumulative undistributed earnings of certain foreign subsidiaries, of which $180.0 million was earned during the year ended May 31, 2004. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $160.0 million.

Deferred tax assets at May 31, 2004 and 2003 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized.

A benefit was recognized for foreign loss carryforwards of $19.6 million at May 31, 2004. Such losses expire as follows (millions):

Year Ended May 31,	2007	2008	2009	2010	2011	Indefinite
Expiration Amount	0.9	10.4	0.9	0.7	0.1	6.6

During the years ended May 31, 2004, 2003, and 2002 income tax benefits attributable to employee stock option transactions of $47.2 million, $12.5 million, and $13.9 million, respectively, were allocated to shareholders’ equity.

Note 9 — Redeemable Preferred Stock

Sojitz America (formerly NIAC) is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2004. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 50 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant and substantially all grants vest ratably over four years and expire 10 years from the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2004 the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 plan. The number of shares granted to employees during the years ended May 31, 2004 and May 31, 2003 were not material. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the vesting period. During the years ended May 31, 2004, 2003, and 2002, respectively, the Company recognized $2.4 million, $2.7 million and $4.3 million in selling and administrative expense related to the grants, net of forfeitures.

During the years ended May 31, 2004, 2003 and 2002, the Company also granted shares of restricted stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. The LTIP provides for the issuance of up to 1,000,000 shares of Class B Common Stock. Under the LTIP, awards are made to certain executives in their choice of either cash or stock, based on performance targets established over varying time periods. Once performance targets are achieved, cash or shares of stock are issued. For certain plan years, shares of stock issued remain restricted for an additional three-year vesting period. In other plan years, shares are immediately vested upon grant. Unvested shares are subject to forfeiture if the executive’s employment terminates within that period. In plan years with a three-year vesting period, plan participants are entitled to cash dividends and to vote their respective shares. The value of the restricted shares is established by the market price on the date of issuance. Unearned compensation is charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the service and vesting periods. Under the LTIP 8,000 shares with a price of $54.80 were issued with no restrictions during the year ended May 31, 2004 for the plan period ended May 31, 2003. No shares were issued during the year ended May 31, 2003 as performance targets for the plan period ended May 31, 2002 were not met. A total of 38,000 restricted shares with an average price of $49.50 were issued during the year ended May 31, 2002 for the plan period ended May 31, 2001. Related to the LTIP the Company recognized $18.9 million, $9.9 million and $9.0 million of selling and administrative expense in the years ending May 31, 2004, 2003 and 2002, respectively, net of forfeitures.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under plans discussed above:

	Shares	Weighted Average Option Price
	(In thousands)
Options outstanding May 31, 2001	14,165	$41.28
Exercised	(1,687)	33.62
Surrendered	(724)	44.43
Granted	4,687	42.68

Options outstanding May 31, 2002	16,441	42.31
Exercised	(1,307)	29.56
Surrendered	(713)	45.23
Granted	5,278	48.83

Options outstanding May 31, 2003	19,699	44.82
Exercised	(5,526)	42.67
Surrendered	(579)	47.14
Granted	5,215	52.14

Options outstanding May 31, 2004	18,809	$47.42
Options exercisable at May 31,
2002	7,590	$42.30
2003	9,730	44.18
2004	8,177	45.00

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at May 31, 2004:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Options Exercisable
				Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)		(Years)	(In thousands)
$14.94-$27.69	1,771	$26.87	5.20	1,754	$26.86
28.13- 42.36	3,223	42.26	7.05	1,216	42.14
42.50- 48.44	1,870	47.57	3.93	1,828	47.62
48.65- 48.98	4,332	48.98	8.12	762	48.98
49.01- 52.24	5,008	52.19	9.02	135	50.62
52.44- 74.88	2,605	55.90	4.80	2,483	55.71

In September 2001, the Company’s shareholders approved the establishment of an ESPP under which 3,000,000 shares of Class B Stock are reserved for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. In February 2003, the Company’s Board of Directors approved a Foreign Subsidiary ESPP under which 1,000,000 shares of Class B Stock are reserved for issuance to employees. Employees are eligible to participate through payroll deductions in amounts ranging from 1% to 10% of their compensation not to exceed limitations set out under Section 423. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the ESPPs 318,000, 249,000, and 78,000 shares were issued during the years ended May 31, 2004, 2003, and 2002, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Earnings Per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 11.7 million and 4.2 million shares of common stock were outstanding at May 31, 2003, and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no such antidilutive options outstanding at May 31, 2004.

	Year Ended May 31,
	2004	2003	2002
	(In millions, except per share data)
Determination of shares:
Average common shares outstanding	263.2	264.5	267.7
Assumed conversion of dilutive stock options and awards	6.5	3.1	4.5

Diluted average common shares outstanding	269.7	267.6	272.2

Basic earnings per common share — before cumulative effect of accounting change	$3.59	$2.80	$2.50
Cumulative effect of accounting change	—	1.01	0.02

	$3.59	$1.79	$2.48

Diluted earnings per common share — before cumulative effect of accounting change	$3.51	$2.77	$2.46
Cumulative effect of accounting change	—	1.00	0.02

	$3.51	$1.77	$2.44

Note 12 — Benefit Plans

The Company has a profit sharing plan available to substantially all U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. Contributions of $20.6 million, $16.0 million, and $14.4 million to the plan are included in selling and administrative expenses in the consolidated financial statements for the years ended May 31, 2004, 2003 and 2002, respectively. The Company has a voluntary 401(k) employee savings plan. The Company matches a portion of employee contributions with common stock. Company contributions to the savings plan were $15.9 million, $15.0 million, and $13.7 million for the years ended May 31, 2004, 2003 and 2002, respectively, and are included in selling and administrative expenses.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Comprehensive Income

Comprehensive income is as follows:

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Net income	$945.6	$474.0	$663.3
Other comprehensive income (loss):
Change in cumulative translation adjustment and other (net of tax (expense)/benefit of $(4.7) in 2004, $(22.4) in 2003, $2.2 in 2002)	27.5	127.4	(1.5)
Recognition in net income of previously deferred unrealized loss on securities, due to accounting change (net of tax (benefit) of ($2.2))	—	—	3.4
Changes due to cash flow hedging instruments (Note 16):
Initial recognition of net deferred gain as of June 1, due to accounting change (net of tax (expense) of ($28.7))	—	—	53.4
Net (loss) gain on hedge derivatives (net of tax benefit of $33.5 in 2004, $160.8 in 2003 and $31.5 in 2002)	(72.9)	(311.9)	(73.3)
Reclassification to net income of previously deferred (gains) and losses related to hedge derivatives (net of tax (benefit)/expense of ($97.8) in 2004, ($65.6) in 2003 and $10.2 in 2002)	198.8	137.2	(22.3)

Other comprehensive income (loss)	153.4	(47.3)	(40.3)

Total comprehensive income	$1,099.0	$426.7	$623.0

The components of accumulated other comprehensive loss are as follows:

	May 31,
	2004	2003
	(In millions)
Cumulative translation adjustment and other	$4.7	$(22.8)
Net deferred loss on hedge derivatives	(91.0)	(216.9)

	$(86.3)	$(239.7)

Note 14 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to thirty years after May 31, 2004. Rent expense was $206.7 million, $183.2 million and $159.9 million for the years ended May 31, 2004, 2003 and 2002, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2005 through 2009 are $171.7 million, $143.4 million, $120.9 million, $103.4 million, $85.3 million, respectively, and $523.5 million in later years.

As of May 31, 2004 and 2003, the Company had letters of credit outstanding totaling $551.6 million and $704.4 million, respectively. These letters of credit were issued primarily for the purchase of inventory.

In the ordinary course of its business, the Company is involved in legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 — Acquisition

On September 4, 2003, the Company acquired 100 percent of the equity shares of Converse. Converse designs, distributes, and markets high performance and casual athletic footwear and apparel. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The cash purchase price, including acquisition costs, was approximately $310 million. The results of Converse’s operations have been included in the consolidated financial statements since the date of the acquisition as part of the Company’s Other operating segment.

All assets and liabilities of Converse have been recorded in the Company’s consolidated balance sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $254.8 and $69.1 million, respectively. Identifiable intangible assets include $246.2 million for trademarks that have an indefinite life, and $8.6 million of other intangible assets that were amortized over nine months. The purchase accounting included a deferred tax liability of $105.1 million recorded for the book-tax difference in future tax consequences for the acquired identifiable indefinite-lived intangible assets, which is the primary reason that goodwill was also recorded in the transaction. The pro forma effect of the acquisition on the combined results of operations was not significant.

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

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. It is the Company’s policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of both anticipated sales of U.S. dollar-denominated available-for-sale securities and anticipated intercompany transactions are recorded in other expense, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other expense, net currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, which includes hedge results captured in revenues, cost of sales, selling and administrative expense and other expense, net, were a $304.3 million loss, a $180.9 million loss, and a $42.7 million gain for the years ended May 31, 2004, 2003, and 2002, respectively.

Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of May 31, 2004, $103.3 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2004, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 18 months.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in current-period net income. Any hedge ineffectiveness is recorded in current-period net income. Effectiveness for cash flow hedges is assessed based on forward rates.

For each of the years ended May 31, 2004 and 2003 the Company recorded in other expense, net an insignificant loss representing the total ineffectiveness of all derivatives. An insignificant gain was recorded in other expense, net for the year ended May 31, 2002. Net income for each of the years ended May 31, 2004, 2003 and 2002 was not materially affected due to discontinued hedge accounting.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.

Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2004, 2003 and 2002.

As discussed in Note 7, during the year ended May 31, 2004, the Company issued a $50 million medium-term note maturing October 1, 2013 and simultaneously entered into a received-fixed, pay-variable interest rate swap with the same notional amount and fixed interest rate as the note. However, the swap expires October 2, 2006. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income each period as a component of other expense, net. As of May 31, 2004, the recorded fair value of the swap was a $0.6 million loss.

During the year ended May 31, 2003 the Company also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income each period as a component of other expense, net. As of May 31, 2004, the recorded fair value of the swap was a $0.4 million gain. As of May 31, 2003, the recorded fair value of the swap was a $1.0 million loss.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,
	2004	2003
	(In millions)
Unrealized Gains:
Foreign currency exchange contracts, options and cross-currency swaps	$83.1	$71.5
Interest rate swaps	7.0	25.5
Unrealized (Losses):
Foreign currency exchange contracts, options and cross-currency swaps	(144.5)	(322.7)
Interest rate swaps	(3.9)	(1.0)

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 17 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and Bauer NIKE Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan Holdings Incorporated, Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE Golf, and beginning September 4, 2003, Converse Inc., which are considered immaterial for individual disclosure.

Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations. Effective June 1, 2003 the assets, liabilities, and operating expenses of NIKE IHM, Inc. which primarily manufactures NIKE Air components, have been reclassified to the Corporate category from the Other, reflecting current management of these operations. NIKE IHM, Inc. information for the applicable prior year periods have been reclassified to conform to the current year presentation.

Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes and cumulative effect of accounting change as shown in the Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including certain currency exchange rate gains and losses on transactions, amortization of indefinite-lived intangible assets and goodwill (for the year ended May 31, 2002 only), and intercompany eliminations for specific income statement items in the Consolidated Statements of Income.

Additions to long-lived assets as presented following represent capital expenditures and additions to identifiable intangibles and goodwill. During the year ended May 31, 2004 the Company purchased identifiable intangible assets and goodwill relating to the acquisition of Converse which have been allocated to the Other category and have been excluded from the additions to long-lived assets presented below (see Note 15 for further information). Generally, other additions to identifiable intangible assets are considered corporate costs and are not attributable to any specific operating segment. See Note 4 for further discussion on identifiable intangible assets and goodwill. Additions to other long-lived assets are not significant and are comprised of additions to miscellaneous corporate assets not attributable to any specific operating segment.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below. Certain NIKE Golf receivables, inventories and property, plant, and equipment are managed by the regions and as a result, are included in the region’s balances.

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Net Revenue
United States	$4,793.7	$4,658.4	$4,669.6
Europe, Middle East, and Africa	3,834.4	3,241.7	2,696.5
Asia Pacific	1,613.4	1,349.2	1,134.9
Americas	624.8	527.0	568.1
Other	1,386.8	920.7	823.9

	$12,253.1	$10,697.0	$9,893.0

Pre-tax Income
United States	$1,015.1	$963.2	$956.0
Europe, Middle East, and Africa	750.7	532.0	422.4
Asia Pacific	354.9	292.6	216.2
Americas	101.9	96.5	92.1
Other	75.3	5.2	43.7
Corporate	(847.9)	(766.5)	(713.1)

	$1,450.0	$1,123.0	$1,017.3

Additions to Long-lived Assets
United States	$29.9	$27.1	$30.4
Europe, Middle East, and Africa	28.9	29.2	27.2
Asia Pacific	19.9	26.2	21.8
Americas	5.8	3.5	4.8
Other	25.2	17.5	74.7
Corporate	104.2	82.4	120.1

	$213.9	$185.9	$279.0

Depreciation
United States	$49.0	$49.9	$50.5
Europe, Middle East, and Africa	43.6	38.9	35.2
Asia Pacific	38.5	38.5	38.4
Americas	3.9	4.5	5.3
Other	22.2	16.1	13.1
Corporate	94.9	91.4	81.0

	$252.1	$239.3	$223.5

Accounts Receivable, net
United States	$616.6	$615.5	$654.4
Europe, Middle East, and Africa	724.1	785.8	571.1
Asia Pacific	272.9	230.4	186.0
Americas	142.1	128.8	122.3
Other	337.0	282.0	240.8
Corporate	27.5	41.4	29.5

	$2,120.2	$2,083.9	$1,804.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Inventory, net
United States	$570.6	$640.6	$613.4
Europe, Middle East, and Africa	477.9	383.4	336.5
Asia Pacific	163.9	143.5	148.0
Americas	82.9	84.2	62.9
Other	311.7	239.4	193.0
Corporate	26.6	23.8	20.0

	$1,633.6	$1,514.9	$1,373.8

Property, Plant and Equipment, net
United States	$193.0	$215.7	$241.9
Europe, Middle East, and Africa	232.0	241.4	212.2
Asia Pacific	379.7	386.3	378.4
Americas	12.7	11.0	12.4
Other	94.3	82.1	77.0
Corporate	675.2	684.3	692.6

	$1,586.9	$1,620.8	$1,614.5

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel, and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings Incorporated, Bauer NIKE Hockey Inc., Hurley International LLC, NIKE Golf, and beginning September 4, 2003, Converse Inc.

	Year Ended May 31,
	2004	2003	2002
	(In millions)
Footwear	$6,569.9	$5,983.4	$5,676.6
Apparel	3,545.4	3,130.0	2,801.3
Equipment	751.0	662.9	591.2
Other	1,386.8	920.7	823.9

	$12,253.1	$10,697.0	$9,893.0

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the U.S. were $5,781.0 million, $5,263.8 million, and $5,246.3 million, for the years ended May 31, 2004, 2003, and 2002, respectively. Our largest concentrations of long-lived assets are in the U.S. and Japan. Long-lived assets attributable to operations in the U.S., which are primarily comprised of net property, plant & equipment and net identifiable intangible assets and goodwill, were $1,495.4 million, $1,223.6 million, and $1,217.7 million at May 31, 2004, 2003, and 2002, respectively. Long-lived assets attributable to operations in Japan were $334.7 million, $336.4 million, and $321.6 million at May 31, 2004, 2003, and 2002, respectively.

Major Customers.    During the years ended May 31, 2004 and 2003 the Company did not have a significant customer that accounted for more than 10% of consolidated revenues. During the year ended May 31, 2002, revenues derived from Foot Locker, Inc. represented 11% of the Company’s consolidated revenues. Sales to this customer are included in all segments of the Company.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2004.

There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is included under “Director Compensation and Retirement Plan,” “Executive Compensation” (but excluding the Performance Graph), “Compensation Committee Interlocks and Insider Participation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is included under “Certain Transactions and Business Relationships” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(A) The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

3.2	Third Restated Bylaws, as amended.

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference from Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Form 8-K dated August 17, 2001).

4.5	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Form 8-K dated May 29, 2002).

4.6	Credit Agreement dated as of November 20, 2003 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference from Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003).

10.1	Form of non-employee director Stock Option Agreement (incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2000).*

10.2	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

10.3	NIKE, Inc. 1990 Stock Incentive Plan.*

10.4	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*

10.5	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference from the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*

10.6	NIKE, Inc. Deferred Compensation Plan Amended and Restated effective June 1, 2004.*

10.7	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.8	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated October 6, 1994 (incorporated by reference from Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2001).*

10.9	Employment Agreement, and Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mindy F. Grossman dated September 6, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).*

10.10	Amendment to Employment Agreement between NIKE, Inc. and Mindy F. Grossman dated March 17, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003).*

10.11	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated March 26, 2001 (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003).*

10.12	Amendment to Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated March 4, 2003 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

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

(B)    Reports on Form 8-K:

The following reports on Form 8-K were furnished during the fiscal quarter ending May 31, 2004:

March 18, 2004: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Third Quarter Earnings Release.

March 19, 2004: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Transcript of Earnings Conference Call.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
For the year ended May 31, 2002:
Allowance for doubtful accounts	$72.1	$23.7	$4.2	$(19.6)	$80.4
For the year ended May 31, 2003:
Allowance for doubtful accounts	$80.4	$25.8	$1.2	$(25.5)	$81.9
For the year ended May 31, 2004:
Allowance for doubtful accounts	$81.9	$36.4	$0.1	$(23.1)	$95.3

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the documents listed below of our report dated June 24, 2004, relating to the financial statements and financial statement schedule of NIKE, Inc., which appears in this Form 10-K:

1.	Registration Statement on Form S-8 (No. 2-81419) of NIKE, Inc.;

2.	Registration Statement on Form S-3 (No. 33-43205) of NIKE, Inc.;

3.	Registration Statement on Form S-3 (No. 33-48977) of NIKE, Inc.;

4.	Registration Statement on Form S-3 (No. 33-41842) of NIKE, Inc.;

5.	Registration Statement on Form S-8 (No. 33-63995) of NIKE, Inc.;

6.	Registration Statement on Form S-3 (No. 333-15953) of NIKE, Inc.;

7.	Registration Statement on Form S-8 (No. 333-63581) of NIKE, Inc.;

8.	Registration Statement on Form S-8 (No. 333-63583) of NIKE, Inc.;

9.	Registration Statement on Form S-3 (No. 333-71975) of NIKE, Inc.;

10.	Registration Statement on Form S-8 (No. 333-68864) of NIKE, Inc.;

11.	Registration Statement on Form S-8 (No. 333-68886) of NIKE, Inc.;

12.	Registration Statement on Form S-8 (No. 333-71660) of NIKE, Inc.;

13.	Registration Statement on Form S-3 (No. 333-71324) of NIKE, Inc.;

14.	Registration Statement on Form S-8 (No. 333-104822) of NIKE, Inc.;

15.	Registration Statement on Form S-8 (No. 333-104824) of NIKE, Inc.; and

16.	Registration Statement on Form S-8 (No. 333-117059) of NIKE, Inc.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 30, 2004

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ PHILIP H. KNIGHT
Philip H. Knight Chairman of the Board, Chief Executive Officer and President

Date: July 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ PHILIP H. KNIGHT Philip H. Knight	Chairman of the Board, Chief Executive Officer, and President	July 30, 2004

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 30, 2004

Directors:

/s/ THOMAS E. CLARKE Thomas E. Clarke	Director	July 30, 2004

/s/ JILL K. CONWAY Jill K. Conway	Director	July 30, 2004

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 30, 2004

/s/ RICHARD K. DONAHUE Richard K. Donahue	Director	July 30, 2004

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 30, 2004

/s/ DELBERT J. HAYES Delbert J. Hayes	Director	July 30, 2004

S-1

Signature	Title	Date

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 30, 2004

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	July 30, 2004

/s/ JOHN E. JAQUA John E. Jaqua	Director	July 30, 2004

/s/ CHARLES W. ROBINSON Charles W. Robinson	Director	July 30, 2004

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 30, 2004

S-2