Form 10-Q
period 2004-09-30
NIKE INC
filed 2004-09-30
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2004
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of August 31, 2004 were:
                                       _______________

                            Class A       77,581,484

                            Class B      184,895,938
                                       _______________
                                         262,477,422
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       August 31,   May 31,
                                                         2004        2004
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $  932.1    $  828.0
     Short-term investments                               365.4       400.8
     Accounts receivable, net                           2,175.7     2,120.2
     Inventories (Note 2)                               1,645.8     1,633.6
     Deferred income taxes                                137.9       165.0
     Prepaid expenses and other current assets            364.2       364.4
                                                       ________    ________

     Total current assets                               5,621.1     5,512.0

Property, plant and equipment                           3,177.0     3,132.3
     Less accumulated depreciation                      1,598.2     1,545.4
                                                       ________    ________

     Property, plant and equipment, net                 1,578.8     1,586.9

Identifiable intangible assets, net (Note 3)              409.7       366.3
Goodwill (Note 3)                                         135.4       135.4
Deferred income taxes and other assets                    307.9       291.0
                                                       ________    ________

     Total Assets                                      $8,052.9    $7,891.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.1    $    6.6
     Notes payable                                         97.8       146.0
     Accounts payable                                     688.8       763.8
     Accrued liabilities (Note 4)                         914.9       974.4
     Income taxes payable                                 200.3       118.2
                                                       ________    ________

          Total current liabilities                     1,907.9     2,009.0

Long-term debt                                            692.4       682.4
Deferred income taxes and other liabilities               430.2       418.2
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-77.6 and
               77.6 shares outstanding                      0.1         0.1
          Class B-184.9 and 185.5 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                    962.9       887.8
     Unearned stock compensation                           (4.5)       (5.5)
     Accumulated other comprehensive loss (Note 5)        (43.1)      (86.3)
     Retained earnings                                  4,104.0     3,982.9
                                                       ________    ________

     Total shareholders' equity                         5,022.1     4,781.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $8,052.9    $7,891.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                                    August 31,
                                               ____________________

                                                 2004        2003
                                                 ____        ____

                                        (in millions, except per share data)

Revenues                                       $3,561.8    $3,024.9
Cost of sales                                   1,976.0     1,723.4
                                               _________   _________

Gross Margin                                    1,585.8     1,301.5
Selling and administrative                      1,073.6       869.6
Interest expense, net                               4.8         7.5
Other expense, net                                  1.9        23.8
                                               _________   _________

Income before income taxes                        505.5       400.6

Income taxes                                      178.7       139.4
                                               _________   _________

Net income                                     $  326.8    $  261.2
                                               =========   =========

Basic earnings per common share (Note 7)       $   1.24    $   0.99
                                               =========   =========

Diluted earnings per common share (Note 7)     $   1.21    $   0.98
                                               =========   =========

Dividends declared per common share            $   0.20    $   0.14
                                               =========   =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                        _____________________

                                                          2004         2003
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $ 326.8    $ 261.2
     Income charges not affecting cash:
       Depreciation                                         58.4       61.2
       Deferred income taxes                                11.6        0.7
       Amortization and other                                3.2       10.6
     Income tax benefit from exercise of stock
       options                                              13.4        2.9
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
            Increase in accounts receivable                (57.8)     (52.7)
            Decrease (increase) in inventories              25.9       (2.5)
            Decrease (increase) in prepaid expenses
               and other current assets                      1.9      (51.1)
            (Decrease) increase in accounts payable, accrued
               liabilities and income taxes payable        (15.9)     119.7
                                                         ________   ________

     Cash provided by operations                           367.5      350.0
                                                         ________   ________

Cash provided (used) by investing activities:
     Purchases of short-term investments                  (275.4)        --
     Maturities of short-term investments                  310.0         --
     Additions to property, plant and
       equipment                                           (53.8)     (42.0)
     Disposals of property, plant and
       equipment                                             1.4        1.6
     Increase in other assets                               (5.2)      (1.7)
     Decrease in other liabilities                          (2.2)      (0.2)
     Acquisition of subsidiary, net of cash
       acquired                                            (47.2)        --
                                                         ________   ________

     Cash used by investing activities                     (72.4)     (42.3)
                                                         ________   ________

Cash provided (used) by financing activities:
     Proceeds from long-term debt issuance                    --        1.8
     Reductions in long-term debt
       including current portion                            (4.3)      (1.5)
     (Decrease) increase in notes payable                  (48.4)     163.4
     Proceeds from exercise of options and
       other stock issuances                                65.6       19.0
     Repurchase of stock                                  (145.8)     (95.0)
     Dividends on common stock                             (52.6)     (36.9)
                                                         ________   ________

     Cash (used) provided by financing activities         (185.5)      50.8
                                                         ________   ________

Effect of exchange rate changes on cash                     (5.5)       5.3
                                                         ________   ________

Net increase in cash and equivalents                       104.1      363.8
Cash and equivalents, May 31, 2004 and 2003                828.0      634.0
                                                         ________   ________

Cash and equivalents, August 31, 2004
  and 2003                                               $ 932.1    $ 997.8
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three (3) months ended August 31, 2004 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2005 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Aug. 31,      May 31,
                                          2004         2004
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,633.0     $1,609.7
                    Work-in-progress         6.5         10.6
                    Raw materials            6.3         13.3
                                        ________     ________

                                        $1,645.8     $1,633.6
                                        ========     ========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31, 2004 and May 31, 2004:

                                   August 31, 2004                   May 31, 2004
                                ______________________          ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  28.4     $ (12.3) $  16.1   $  27.9     $ (11.9)    $  16.0
     Trademarks                 53.6       (12.1)    41.5      14.1       (11.5)        2.6
     Other                      21.9       (11.3)    10.6      17.0       (10.8)        6.2
                            _________   _________ ________ _________   _________   _________
          Total              $ 103.9     $ (35.7) $  68.2   $  59.0     $ (34.2)    $  24.8
                            =========   =========          =========   =========

Unamortized intangible assets - Trademarks        $ 341.5                           $ 341.5
                                                 _________                         _________
Identifiable intangible assets, net               $ 409.7                           $ 366.3
                                                 =========                         =========
Goodwill                                          $ 135.4                           $ 135.4
                                                 =========                         =========


     Amortization expense, which is included in selling and administrative expense, was $1.5 million and $0.9 million for the three-month periods ended August 31, 2004 and 2003, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2005 through May 31, 2009 are as follows: 2005: $9.3 million; 2006: $8.6 million; 2007: $7.7 million; 2008: $7.2 million; 2009: $6.2 million.

     On August 11, 2004, the Company acquired Official Starter LLC and Official Starter Properties LLC (collectively "Official Starter") for $47.2 million, including acquisition costs, net of cash acquired. The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed during the three-months ended August 31, 2004 to develop the Company's business in retail channels serving value-conscious consumers and operate the Official Starter business. As a result of the acquisition, $39.0 million was allocated to amortized trademarks and $4.6 million was allocated to other amortized intangible assets. The weighted average amortization period is nine years in total and approximately 10 years and three years for amortized trademarks and other amortized intangible assets, respectively. The impact of the acquisition of Official Starter on the Company's financial position and results of operations for the three-months ended August 31, 2004 was immaterial.

NOTE 4 - Accrued Liabilities
         ___________________

Accrued liabilities include the following:

                                        August 31, 2004   May 31, 2004
                                        _______________   ____________

                                                 (in millions)

Fair value of derivatives                   $ 81.9           $141.3
Compensation and benefits                    263.7            339.0
Accrued taxes                                117.6             87.5
Endorser compensation                        110.0             86.9
Dividends payable                             52.5             52.6
Other1                                       289.2            267.1
                                           _______           ______
                                            $914.9           $974.4
                                           =======           ======

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at August 31, 2004 and May 31, 2004.



NOTE 5 - Comprehensive Income:
         ___________________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended
                                                     August 31,
                                              _____________________

                                                 2004        2003
                                                 ____        ____

                                                    (in millions)

Net Income                                      $326.8      $261.2

Other Comprehensive Income:
  Change in cumulative translation
     adjustment and other                        (14.1)      (59.2)
  Changes due to cash flow hedging
      instruments:
    Net gain on hedge derivatives                  6.9        86.5
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments     50.4        46.5
                                                _______     _______

  Other Comprehensive Income                      43.2        73.8
                                                _______     _______
Total Comprehensive Income                      $370.0      $335.0
                                                =======     =======



NOTE 6 - Stock-Based Compensation:
         _________________________

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" (FAS 123). The Company's policy is to grant stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan (ESPP) that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized.

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended
                                                     August 31,
                                               ____________________

                                                 2004        2003
                                                 ____        ____

                                       (in millions, except per share data)

Net Income as reported                          $326.8      $261.2

Add:  Stock-based compensation expense included
  in reported net income, net of tax                --          --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (14.1)      (11.3)
                                                _______     _______

Pro forma net income                            $312.7      $249.9
                                                =======     =======
Earnings per share:
  Basic - as reported                             1.24        0.99
  Basic - pro forma                               1.19        0.95
  Diluted - as reported                           1.21        0.98
  Diluted - pro forma                             1.17        0.94


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 5.0 million and 3.9 million shares of common stock were outstanding at August 31, 2004 and August 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                    Three Months Ended
                                        August 31,
                                  _____________________

                                    2004         2003
                                    ____         ____

                           (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    262.7        262.9
   Assumed conversion of
     dilutive stock options
     and awards                       7.1          4.3
                                   _______      _______

Diluted average common
   shares outstanding               269.8        267.2
                                   =======      =======

Basic earnings per common share    $ 1.24       $ 0.99
                                   =======      =======

Diluted earnings per common share  $ 1.21       $ 0.98
                                   =======      =======


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE Golf, Converse Inc., beginning September 4, 2003, and Exeter Brands Group LLC, beginning August 11, 2004, that are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including certain currency exchange rate gains and losses on transactions and intercompany eliminations for specific items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, inventories, and property, plant and equipment for operating segments are regularly reviewed and therefore provided below.

                                       Three Months Ended
                                            August 31,
                                     _____________________

                                        2004        2003
                                        _____       _____
Net Revenue
  U.S.                                $1,401.7    $1,249.0
  EUROPE, MIDDLE EAST, AFRICA          1,157.9     1,011.6
  ASIA PACIFIC                           406.0       348.0
  AMERICAS                               161.7       151.1
  OTHER                                  434.5       265.2
                                      _________   _________
                                      $3,561.8    $3,024.9
                                      =========   =========

Pre-Tax Income
  U.S.                                $  321.9    $  293.4
  EUROPE, MIDDLE EAST, AFRICA            246.4       202.8
  ASIA PACIFIC                            63.4        76.4
  AMERICAS                                20.7        24.3
  OTHER                                   40.3        (4.3)
  CORPORATE                             (187.2)     (192.0)
                                      _________   _________
                                      $  505.5    $  400.6
                                      =========   =========


                                       Aug. 31,    May 31,
                                         2004       2004
                                      _________   _________

Accounts Receivable, net
  U.S.                                $  680.8    $  616.6
  EUROPE, MIDDLE EAST, AFRICA            792.7       724.1
  ASIA PACIFIC                           198.4       272.9
  AMERICAS                               133.0       132.1
  OTHER                                  319.6       327.8
  CORPORATE                               51.2        46.7
                                      _________   _________
                                      $2,175.7    $2,120.2
                                      =========   =========

Inventories
  U.S.                                $  545.1    $  570.6
  EUROPE, MIDDLE EAST, AFRICA            466.1       477.9
  ASIA PACIFIC                           205.7       163.9
  AMERICAS                                83.9        78.3
  OTHER                                  301.9       305.5
  CORPORATE                               43.1        37.4
                                      _________   _________
                                      $1,645.8    $1,633.6
                                      =========   =========

Property, Plant and Equipment, net
  U.S.                                $  194.5    $  193.0
  EUROPE, MIDDLE EAST, AFRICA            226.1       232.0
  ASIA PACIFIC                           382.5       379.7
  AMERICAS                                13.4        12.7
  OTHER                                   87.5        86.9
  CORPORATE                              674.8       682.6
                                      _________   _________
                                      $1,578.8    $1,586.9
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At August 31, 2004, the Company had letters of credit outstanding totaling $443.3 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the first quarter of fiscal 2005, revenues, net income and earnings per share were the highest achieved in any quarter of our history as a public company. Our revenues grew 18% to $3.6 billion, net income grew 25% to $326.8 million and we delivered diluted earnings per share of $1.21, a 23% increase versus the first quarter of fiscal 2004. In addition to growth in our U.S. and international regions, both the acquisition of Converse and foreign currency exchange rates added to our overall growth. During the quarter, we also increased our return on invested capital and increased the level of share repurchases and dividends as compared to the first quarter of fiscal 2004.

Results of Operations



                                                Three Months Ended
                                                    August 31,
                                                ___________________
             %
                                              2004      2003      change
                                             ______    ______    ________

                                         (in millions, except per share data)

Revenues                                   $3,561.8    $3,024.9    18%

Cost of sales                               1,976.0     1,723.4    15%

Gross Margin                                1,585.8     1,301.5    22%
                                               44.5%       43.0%

Selling and administrative                  1,073.6       869.6    23%
                                               30.1%       28.7%

Net Income                                    326.8       261.2    25%

Diluted Earnings per share                     1.21        0.98    23%





Consolidated Operating Results

     In the first quarter of fiscal 2005, consolidated revenues grew 18%; 3 percentage points of this growth were attributable to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 5 percentage points to the consolidated revenue growth as all three of our international regions posted higher revenues. The U.S. Region contributed 5 percentage points of the consolidated revenue growth. Sales in our Other businesses drove the balance of the improvement with Converse, which was acquired during the second quarter of fiscal 2004, contributing 4 percentage points to the overall revenue growth.

     In the first quarter of fiscal 2005, our consolidated gross margin percentage improved 150 basis points versus the prior year, from 43.0% to 44.5%. The primary factor in the improved gross margin percentage was the change in currency hedge rates, primarily the euro, which contributed 130 basis points of the year-over-year improvement for the first quarter. As a majority of product purchases for fiscal 2005 have been hedged, we expect a positive impact on our gross margin percentage throughout fiscal 2005 due to improved year-over-year hedge rates, primarily for the euro.

     First quarter selling and administrative expense, comprised of demand creation and operating overhead, grew 23% versus the prior year quarter. Demand creation (advertising and promotion) expense grew 44% to $466.6 million in the first quarter of fiscal 2005. Three percentage points of the increase in demand creation for the first quarter period were due to changes in currency exchange rates. Excluding the impact of currency, the increase in demand creation spending for the first quarter was attributable to increased spending primarily in the U.S., Europe, Middle East and Africa (EMEA) and Asia Pacific regions for advertising around the summer's global sporting events including the integrated NIKE "Speed" campaign (21 percentage point impact), higher spending on endorsement contracts (9 percentage point impact), and incremental investment in retail development programs (6 percentage point impact). The addition of Converse also had a 3 percentage point impact on demand creation for the quarter.

     Operating overhead for the first quarter of fiscal 2005 was $607.0 million, an 11% increase over the first quarter of fiscal 2004. Currency exchange rates contributed 2 percentage points of this increase, and the addition of Converse accounted for 3 percentage points of growth. Excluding the effects of currency and Converse, operating overhead increases for the quarter were mainly attributable to: (a) normal wage increases and increased headcount (3 percentage points); (b) investment in the supply chain systems implementation in Japan and Southeast Asia (1 percentage point); and (c) investments in NIKE-owned retail stores (1 percentage point).

     Other expense, net, was $1.9 million for the first quarter of fiscal 2005, down from $23.8 million in the first quarter of fiscal 2004. The most significant components of other expense, net, are foreign currency losses (primarily hedge losses on intercompany charges to a European subsidiary, whose functional currency is the euro), and hedge losses from that subsidiary's investments in U.S. Dollar denominated debt securities classified as available-for-sale. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Notes to Condensed Consolidated Financial Statements (Note 8 - Operating Segments). The year-over-year improvement in other expense, net, was mainly due to lower foreign currency hedge losses. Also included in other expense, net, in the first quarter of fiscal 2004 were net losses on asset disposals, including a loss of $5.3 million for our basis in undeveloped land gifted to the NIKE Foundation.

     In the first quarter of fiscal 2005, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. Our estimate of the net impact of these losses and the favorable translation is a $22 million addition to consolidated income before income taxes compared to the first quarter of the prior year. Consistent with our Risk Management Program, we have also hedged a portion of anticipated intercompany charges and investments in U.S. Dollar denominated debt securities classified as available-for-sale for the balance of fiscal 2005. At current exchange rates, we expect the net impact of the hedge losses and the offsetting positive translation impact will result in a net benefit to fiscal 2005 consolidated net income, although at a significantly lower level than the benefit realized throughout fiscal 2004. See further discussion in our Annual Report on Form 10-K as of May 31, 2004.

     Our effective tax rate for the first quarter of fiscal 2005 was 35.4%, which is higher than the 34.8% rate reported for the first quarter and full year of fiscal 2004. This increase compared to fiscal 2004 is largely due to lower research tax credits as a percentage of pre-tax income and the expiration of research tax credit legislation. Should the proposed research tax credits be renewed, we would include the benefit of that renewal in subsequent periods.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from September 2004 through January 2005 were 9.9% higher than such orders reported for the comparable period of fiscal 2004.
One point of this reported increase was due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, higher average selling prices driven by footwear across all regions contributed 2 points of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both footwear and apparel. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.


Operating Segments

The breakdown of revenues follows:


                                        Three Months Ended
                                            August 31,
                                       ___________________
                                                         %
                                  2004        2003     change
                                 ______      ______    _______
                                         (in millions)
U.S. REGION

   FOOTWEAR                    $  921.4   $  822.4       12%
   APPAREL                        391.3      346.5       13%
   EQUIPMENT                       89.0       80.1       11%
                               ________   ________
     TOTAL U.S.                 1,401.7    1,249.0       12%

EMEA REGION

   FOOTWEAR                       663.3      590.0       12%
   APPAREL                        409.7      341.9       20%
   EQUIPMENT                       84.9       79.7        7%
                               ________   ________
     TOTAL EMEA                 1,157.9    1,011.6       14%

ASIA PACIFIC REGION

   FOOTWEAR                       218.6      202.8        8%
   APPAREL                        148.8      113.3       31%
   EQUIPMENT                       38.6       31.9       21%
                               ________   ________
     TOTAL ASIA PACIFIC           406.0      348.0       17%

AMERICAS REGION

   FOOTWEAR                       114.8      102.9       12%
   APPAREL                         35.5       38.6       -8%
   EQUIPMENT                       11.4        9.6       19%
                               ________   ________
     TOTAL AMERICAS               161.7      151.1        7%

                               ________   ________
                                3,127.3    2,759.7       13%

OTHER                             434.5      265.2       64%

                               ________   ________
TOTAL REVENUES                 $3,561.8   $3,024.9       18%
                               ========   ========



     The discussion following includes disclosure of "pre-tax income" for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 8 - Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     For our largest international region, EMEA, changes in currency exchange rates accounted for 5 percentage points of the reported revenue growth for the first quarter of fiscal 2005. If we remove the effects of currency, first quarter revenue for the EMEA Region would have grown approximately 9 percentage points. The increase over the prior year was primarily driven by increased unit sales of footwear (led by soccer, followed by training products) and apparel (led by soccer products). Excluding the effect of changes in foreign currency, revenue growth was led by sales increases in Italy, the UK and the emerging markets in Central Europe, Turkey, Russia and Greece, partially offset by weaker results in France and Germany versus the same period last year.

     For the EMEA Region, futures orders scheduled for delivery from September 2004 through January 2005 were 6 percentage points higher than such orders for the comparable period of fiscal 2004. Changes in currency exchange rates contributed 3 percentage points of this growth. Excluding the changes in currency exchange rates, the growth was driven by a slight increase in the region's footwear average selling price per pair and an increase in wholesale footwear and apparel unit orders.

     EMEA pre-tax income for the first quarter of fiscal 2005 was $246.4 million, up 21% versus the prior year quarter. For the quarter, higher revenues and gross margin improvements drove the increase, more than offsetting increased selling and administrative costs, primarily demand creation. The improved gross margins, which contributed 60 basis points of growth to the consolidated gross margin percentage, were primarily the result of improved year-over-year hedge rates, partially offset by investments in product costs.

     In the Asia Pacific Region, revenues increased 17% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Five percentage points of growth for the first quarter were due to changes in currency exchange rates. Excluding the benefit from changes in currency exchange rates, sales in each Asia Pacific business unit (footwear, apparel and equipment) grew versus the same period last year. Excluding the effect of changes in foreign currency, significant revenue increases in China (driven by expansion of retail distribution and strong consumer demand) and continued growth in Japan were key growth drivers for the quarter.

     In the first quarter of fiscal 2005, pre-tax income for the Asia Pacific Region decreased 17% versus the first quarter of fiscal 2004, to $63.4 million. For the quarter, higher revenues and gross margin improvements were more than offset by increased selling and administrative costs, primarily due to additional demand creation spending for the Athens Olympics and expansion of market coverage in China, and investments in operating overhead due to the implementation of new supply chain systems in Japan and Southeast Asia.
The higher gross margins, which contributed 30 basis points of growth to the consolidated gross margin percentage, were primarily attributable to the benefit of better year-over-year hedge rates and a slight improvement for in-line pricing margins (net revenue for current product offerings minus landed product cost).

     In the Americas Region, revenues increased 7% for the first quarter of fiscal 2005, including a 3 percentage point decline due to changes in currency exchange rates. Excluding the currency effects, revenue growth for the quarter was driven primarily by stronger consumer demand in South America and Mexico. Excluding the currency exchange rate impact, the region experienced sales growth in the footwear and equipment business units, partially offset by declines in apparel.

     In the first quarter of fiscal 2005, pre-tax income for the Americas Region decreased 15% from the prior year quarter, to $20.7 million. The decrease in pre-tax income was attributable to higher revenues more than offset by a reduced gross margin percentage and higher selling and administrative costs, primarily due to increased demand creation spending.
The reduced gross margin percentage negatively impacted the consolidated gross margin percentage by 10 basis points.

     In the U.S. Region, revenues for the first quarter of fiscal 2005 grew 12% versus the first quarter of fiscal 2004 with growth in all three business units. The increase in apparel sales for the first quarter was primarily driven by growth in sport performance product and team licensed apparel.

     The increase in footwear revenue for the first quarter of fiscal 2005 was due to an increase in wholesale and NIKE-owned retail unit sales (8 percentage points of U.S. footwear growth) and an increase in average selling price per pair driven by wholesale (4 percentage points of U.S. footwear growth). The increase in wholesale and NIKE-owned retail unit sales is due to increased consumer demand for performance products across categories. The increase in average wholesale selling price per pair was primarily due to a larger percentage of sales of products with a suggested retail price over $100 versus sales of products under $100.

     For the U.S. Region, futures orders scheduled for delivery from September 2004 through January 2005 increased 11% versus the same period of the prior year. Futures orders increased due to increases in wholesale footwear average selling price per pair consistent with that realized during the quarter and increased unit orders for both wholesale footwear and apparel.

     For the first quarter, U.S. Region pre-tax income was $321.9 million, a 10% increase versus the first quarter of fiscal 2004. For the quarter, higher revenues and gross margins drove the increase, more than offsetting higher selling and administrative costs, primarily demand creation. The improved gross margins, which contributed 20 basis points of growth to the consolidated gross margin percentage, were primarily the result of a lower level of close-out sales as a percentage of total sales and improved close-out pricing margins.

     Other revenues and pre-tax income for the first quarter of fiscal 2005 include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. The Exeter Brands Group LLC is a wholly owned subsidiary of NIKE, Inc., formed in the first quarter of fiscal 2005 to develop the Company's business in retail channels serving value-conscious consumers and operate the business obtained in the acquisition of Official Starter Properties LLC and Official Starter LLC (collectively "Official Starter"). Other revenues grew 64% in the first quarter of fiscal 2005 compared to fiscal 2004. The addition of Converse, which occurred in the second quarter of fiscal 2004, contributed 50 percentage points of the Other revenue increase for the quarter. The remaining 14 percentage point increase was due to growth in most of the Other businesses, most significantly Cole Haan which increased 30% year-over-year. The impact of the acquisition of Official Starter on the Company's results for the first quarter was immaterial.

     Other pre-tax income improved to $40.3 million in the first quarter of fiscal 2005 from a loss of $4.3 million in fiscal 2004. The addition of Converse, which contributed $36.9 million of pre-tax income (9 percentage points to consolidated pre-tax income growth), combined with improved results from most of the Other businesses drove the year-over-year improvement. Gross margin improvements in our Other businesses contributed 20 basis points of growth to the consolidated gross margin percentage for the quarter.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $367.5 million in the first three months of fiscal 2005, compared to $350.0 million in the first three months of fiscal 2004. Our primary source of operating cash flow in the current period was net income of $326.8 million compared to $261.2 million in the first quarter of last year, partially offset by a net increase in our investment in working capital.

     Total cash used by investing activities during the first three months of fiscal 2005 was $72.4 million, compared to $42.3 million in the prior year period. The purchase of short-term investments and acquisition of Official Starter to form Exeter Brands Group LLC were the most significant uses of cash during the period, partially offset by the maturation of short-term investments. The remaining investing activities were consistent with the prior year and primarily reflected capital expenditures on computer equipment and software (to support both normal business operations and our supply chain systems upgrade), continued investment in NIKE-owned retail stores, and warehouse improvements.

     Cash used by financing activities during the first three months of fiscal 2005 was $185.5 million, compared to cash provided by financing activities of $50.8 million in the same period of the prior year. The principal uses of cash for financing activities were share repurchases, dividends, and repayments of short-term and long-term debt, offset by proceeds from the exercise of stock options. Cash provided by financing activities was higher in the first quarter of fiscal 2004 primarily due to the issuance of short-term debt in that period.

     The share repurchases were part of a $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. In the first quarter and to date under the program, we purchased approximately
2.1 million shares of NIKE's Class B common stock for $155.2 million. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock in the first quarter of fiscal 2005 were $0.20 per share.


Capital Resources

     No amounts are currently outstanding under our committed credit facility. The terms of our facility have not changed from those described in our Annual Report on Form 10-K as of May 31, 2004.

     Our long-term senior unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at August 31, 2004 or May 31, 2004. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K as of May 31, 2004, will be sufficient to meet our operating and capital needs in the foreseeable future.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.


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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2004.

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


                           Part II - Other Information

Item 1.

Legal Proceedings

     There have been no other significant developments from the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2004 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

June 1 - 30, 2004              ---         ---              ---            $  1,500.0
July 1 - 31, 2004        1,037,200     $ 72.62        1,037,200            $  1,424.7
August 1 - 31, 2004      1,105,400     $ 72.22        1,105,400            $  1,344.8
                         _________     _______        _________

Total                    2,142,600     $ 72.41        2,142,600
                         =========     =======        =========



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

  10.1  NIKE, Inc. 1990 Stock Incentive Plan.*

  12.1  Computation of Ratio of Earnings to Fixed Charges.

  31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1  Section 1350 Certificate of Chief Executive Officer.

  32.2  Section 1350 Certificate of Chief Financial Officer.

 * Management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K:

The following reports on Form 8-K were furnished during the fiscal quarter ending August 31, 2004:

June 24, 2004:  Item 7. Financial Statements and Exhibits.  Item 12.
Results of Operations and Financial Condition. Fourth Quarter Earnings Release.

June 28, 2004: Item 7. Financial Statements and Exhibits. Item 12. Results of Operations and Financial Condition. Transcript of Earnings Conference Call.

August 2, 2004:  Item 9. Regulation FD Disclosure.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NIKE, Inc.
                              An Oregon Corporation

                                   /s/ Donald W. Blair
                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  September 30, 2004