Form 10-Q
period 2004-12-22
NIKE INC
filed 2004-12-22
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2004
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of November 30, 2004 were:
                                       _______________

                            Class A        77,581,484

                            Class B       186,481,859
                                       _______________
                                          264,063,343
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,   May 31,
                                                         2004        2004
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,181.8    $  828.0
     Short-term investments                               476.2       400.8
     Accounts receivable, net                           2,125.8     2,120.2
     Inventories (Note 2)                               1,692.4     1,633.6
     Deferred income taxes                                184.2       165.0
     Prepaid expenses and other current assets            390.3       364.4
                                                       ________    ________

     Total current assets                               6,050.7     5,512.0

Property, plant and equipment                           3,294.5     3,132.3
     Less accumulated depreciation                      1,671.0     1,545.4
                                                       ________    ________

     Property, plant and equipment, net                 1,623.5     1,586.9

Identifiable intangible assets, net (Note 3)              407.8       366.3
Goodwill (Note 3)                                         135.4       135.4
Deferred income taxes and other assets                    340.9       291.0
                                                       ________    ________

     Total assets                                      $8,558.3    $7,891.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.5    $    6.6
     Notes payable                                        144.4       146.0
     Accounts payable                                     650.7       763.8
     Accrued liabilities (Note 4)                       1,020.8       974.4
     Income taxes payable                                 180.8       118.2
                                                       ________    ________

          Total current liabilities                     2,003.2     2,009.0

Long-term debt                                            699.0       682.4
Deferred income taxes and other liabilities               513.5       418.2
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-77.6 and
               77.6 shares outstanding                      0.1         0.1
          Class B-186.5 and 185.5 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,094.5       887.8
     Unearned stock compensation                           (4.4)       (5.5)
     Accumulated other comprehensive loss (Note 5)         (2.6)      (86.3)
     Retained earnings                                  4,252.0     3,982.9
                                                       ________    ________

     Total shareholders' equity                         5,342.3     4,781.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $8,558.3    $7,891.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended         Six Months Ended
                                               November 30,              November 30,
                                           ____________________       __________________

                                             2004        2003          2004        2003
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,148.3    $2,837.1      $6,710.1    $5,862.0
Cost of sales                               1,760.2     1,637.5       3,736.2     3,360.9
                                           _________   _________     _________   _________

Gross margin                                1,388.1     1,199.6       2,973.9     2,501.1
Selling and administrative                    973.2       902.5       2,046.8     1,772.1
Interest expense, net                           3.7         8.1           8.5        15.6
Other expense, net                              8.2        14.3          10.1        38.1
                                           _________   _________    _________   _________

Income before income taxes                    403.0       274.7         908.5       675.3

Income taxes                                  141.1        95.6         319.8       235.0
                                           _________   _________    _________   _________

Net income                                 $  261.9    $  179.1      $  588.7    $  440.3
                                           =========   =========    =========   =========

Basic earnings per common share (Note 7)   $   0.99    $   0.68      $   2.24    $   1.67
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 7) $   0.97    $   0.66      $   2.18    $   1.64
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.25    $   0.20      $   0.45    $   0.34
                                           =========   =========     =========   =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                             November 30,
                                                        _____________________

                                                          2004         2003
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $ 588.7    $ 440.3
     Income charges not affecting cash:
       Depreciation                                        117.8      123.2
       Deferred income taxes                                22.2       16.3
       Amortization and other                               19.6       35.2
     Income tax benefit from exercise of stock
       options                                              36.7       19.4
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
          Decrease in accounts receivable                   90.0      187.3
          Decrease (increase) in inventories                38.7      (21.9)
          Decrease (increase) in prepaid expenses
             and other current assets                       31.9      (35.6)
          (Decrease) increase in accounts payable,
             accrued liabilities and income taxes payable (190.1)       8.8
                                                          ________   ________

     Cash provided by operations                           755.5      773.0
                                                          ________   ________

Cash provided (used) by investing activities:
     Purchases of short-term investments                  (701.2)        --
     Maturities of short-term investments                  625.0         --
     Additions to property, plant and
       equipment                                          (124.8)     (88.0)
     Disposals of property, plant and
       equipment                                             6.3        3.2
     Increase in other assets                              (12.1)      (9.7)
     Decrease in other liabilities                          (2.9)      (0.3)
     Acquisition of subsidiary, net of cash
       acquired                                            (47.2)    (288.9)
                                                         ________   ________

     Cash used by investing activities                    (256.9)    (383.7)
                                                         ________   ________

Cash provided (used) by financing activities:
     Proceeds from long-term debt issuance                    --      101.8
     Reductions in long-term debt
       including current portion                            (5.9)      (3.0)
     Decrease in notes payable                             (17.3)      (5.0)
     Proceeds from exercise of options and
       other stock issuances                               174.0      115.3
     Repurchase of stock                                  (203.7)    (195.5)
     Dividends on common stock                            (105.2)     (73.7)
                                                         ________   ________

     Cash used by financing activities                    (158.1)     (60.1)
                                                         ________   ________

Effect of exchange rate changes on cash                     13.3        5.7
                                                         ________   ________

Net increase in cash and equivalents                       353.8      334.9
Cash and equivalents, May 31, 2004 and 2003                828.0      634.0
                                                         ________   ________

Cash and equivalents, November 30, 2004
  and 2003                                              $1,181.8    $ 968.9
                                                        =========   ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the six (6) months ended November 30, 2004 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2005 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

Recently Issued Accounting Pronouncements:

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning June 1, 2006. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment". See Note 6 for further discussion.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Nov. 30,      May 31,
                                          2004         2004
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,687.1     $1,609.7
                    Work-in-progress         2.8         10.6
                    Raw materials            2.5         13.3
                                        ________     ________

                                        $1,692.4     $1,633.6
                                        ========     ========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2004 and May 31, 2004:

                                 November 30, 2004                   May 31, 2004
                               ______________________          ______________________

                             Gross                   Net       Gross                  Net
                            Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                             Amount   Amortization  Amount    Amount   Amortization  Amount
                            ________  ____________ ________  ________  ____________ ________

                                                   (in millions)

Amortized intangible assets:
     Patents                $  29.6     $ (12.6)   $  17.0   $  27.9     $ (11.9)   $  16.0
     Trademarks                54.2       (13.6)      40.6      14.1       (11.5)       2.6
     Other                     21.6       (12.9)       8.7      17.0       (10.8)       6.2
                           _________   _________   ________ _________   _________  _________
          Total             $ 105.4     $ (39.1)   $  66.3   $  59.0     $ (34.2)   $  24.8
                           =========   =========            =========   =========

Unamortized intangible assets - Trademarks         $ 341.5                          $ 341.5
                                                  _________                        _________
Identifiable intangible assets, net                $ 407.8                          $ 366.3
                                                  =========                        =========
Goodwill                                           $ 135.4                          $ 135.4
                                                  =========                        =========


     Amortization expense, which is included in selling and administrative expense, was $2.8 million and $5.5 million for the three-month periods ended November 30, 2004 and 2003, respectively, and $4.4 million and $6.4 million for the six-month periods ended November 30, 2004 and November 30, 2003. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2005 through May 31, 2009 are as follows: 2005: $9.4 million; 2006: $8.9 million; 2007: $7.9 million; 2008:
$7.4 million; 2009: $6.4 million.

     On August 11, 2004, the Company acquired Official Starter LLC and Official Starter Properties LLC (collectively "Official Starter") for $47.2 million, including acquisition costs, net of cash acquired. The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed soon thereafter to develop the Company's business in retail channels serving value-conscious consumers and operate the Official Starter business. As a result of the acquisition, $39.0 million was allocated to amortized trademarks and $4.6 million was allocated to other amortized intangible assets. The weighted average amortization period is nine years in total and approximately 10 years and three years for amortized trademarks and other amortized intangible assets, respectively. The results of Starter's operations have been included in the consolidated financial statements since the date of acquisition as part of the Company's Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

NOTE 4 - Accrued Liabilities:
         ____________________

Accrued liabilities include the following:

                                       November 30, 2004   May 31, 2004
                                        _______________   ____________

                                                 (in millions)

Fair value of derivatives                   $  186.5       $  141.3
Compensation and benefits                      254.3          339.0
Accrued taxes                                   78.8           87.5
Endorser compensation                           97.7           86.9
Dividends payable                               66.0           52.6
Other1                                         337.5          267.1
                                            ________       ________
                                            $1,020.8       $  974.4
                                            ========       ========

1 Other consists of various accrued expenses and no individual item accounted for more than $60 million of the balance at November 30, 2004 and May 31, 2004.



NOTE 5 - Comprehensive Income:
         _____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended          Six Months Ended
                                                 November 30,              November 30,
                                            _____________________       __________________

                                              2004        2003           2004       2003
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $261.9      $179.1         $588.7     $440.3

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                     130.7        75.7          116.6       16.5
  Changes due to cash flow hedging
      instruments:
    Net loss on hedge derivatives            (115.5)     (104.2)        (108.6)     (17.7)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments  25.3        34.8           75.7       81.3
                                             _______     _______        _______    _______

  Other comprehensive income                   40.5         6.3           83.7       80.1
                                             _______     _______        _______    _______
Total comprehensive income                   $302.4      $185.4         $672.4     $520.4
                                             =======     =======        =======    =======



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

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended        Six Months Ended
                                                    November 30,            November 30,
                                               ____________________      __________________

                                                 2004        2003         2004        2003
                                                 ____        ____         ____        ____

                                                    (in millions, except per share data)

Net income as reported                          $261.9      $179.1       $588.7      $440.3

Add:  Stock-based compensation expense included
  in reported net income, net of tax               0.3          --          0.3          --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (17.3)      (12.1)       (31.4)      (23.3)
                                                _______     _______      _______     _______

Pro forma net income                            $244.9      $167.0       $557.6      $417.0
                                                =======     =======      =======     =======
Earnings per share:
  Basic - as reported                           $ 0.99      $ 0.68       $ 2.24      $1.67
  Basic - pro forma                               0.93        0.63         2.12       1.58
  Diluted - as reported                           0.97        0.66         2.18       1.64
  Diluted - pro forma                             0.91        0.63         2.09       1.57


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

     On December 16, 2004, the FASB finalized SFAS No. 123R "Share-Based Payment," which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require us to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. The Company has begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the table above.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 1.0 million shares of common stock were outstanding at November 30, 2003, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were no such antidilutive options outstanding at November 30, 2004.

                                    Three Months Ended              Six Months Ended
                                       November 30,                    November 30,
                                  _____________________            ___________________

                                    2004         2003               2004         2003
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    263.3        263.3              263.0        263.1
   Assumed conversion of
     dilutive stock options
     and awards                       7.8          6.2                7.5          5.2
                                   _______      _______            _______      _______

Diluted average common
   shares outstanding               271.1        269.5              270.5        268.3
                                   =======      =======            =======      =======

Basic earnings per common share    $ 0.99       $ 0.68             $ 2.24       $ 1.67
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 0.97       $ 0.66             $ 2.18       $ 1.64
                                   =======      =======            =======      =======


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions with operations participating in NIKE brand sales activity. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Bauer NIKE Hockey, Inc., Hurley International LLC, NIKE Golf, Converse Inc. (beginning September 4, 2003), and Exeter Brands Group LLC (beginning August 11, 2004), that are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

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

     Accounts receivable, inventories, and property, plant and equipment for operating segments are regularly reviewed and therefore provided below. Certain NIKE Golf receivables, inventories and property, plant and equipment are managed by the regions and as a result, are included in the region's balances.

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2004        2003        2004       2003
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,132.0    $1,083.0    $2,533.7   $2,332.0
  EUROPE, MIDDLE EAST, AFRICA            961.1       847.8     2,119.0    1,859.4
  ASIA PACIFIC                           483.5       412.0       889.5      760.0
  AMERICAS                               189.3       154.3       351.0      305.4
  OTHER                                  382.4       340.0       816.9      605.2
                                      _________   _________   _________  _________
                                      $3,148.3    $2,837.1    $6,710.1   $5,862.0
                                      =========   =========   =========  =========

Pre-tax Income
  U.S.                                $  232.6    $  192.4    $  554.5   $  485.8
  EUROPE, MIDDLE EAST, AFRICA            197.6       138.2       444.0      341.0
  ASIA PACIFIC                           112.0        98.1       175.4      174.5
  AMERICAS                                44.5        31.2        65.2       55.5
  OTHER                                   20.8         6.7        61.1        2.4
  CORPORATE                             (204.5)     (191.9)     (391.7)    (383.9)
                                      _________   _________   _________  _________
                                      $  403.0    $  274.7    $  908.5   $  675.3
                                      =========   =========   =========  =========


                                       Nov. 30,    May 31,
                                         2004       2004
                                      _________   _________

Accounts Receivable, net
  U.S.                                $  608.3    $  616.6
  EUROPE, MIDDLE EAST, AFRICA            718.1       724.1
  ASIA PACIFIC                           307.3       272.9
  AMERICAS                               181.7       132.1
  OTHER                                  277.6       327.8
  CORPORATE                               32.8        46.7
                                      _________   _________
                                      $2,125.8    $2,120.2
                                      =========   =========

Inventories, net
  U.S.                                $  559.8    $  570.6
  EUROPE, MIDDLE EAST, AFRICA            488.2       477.9
  ASIA PACIFIC                           221.1       163.9
  AMERICAS                                75.8        78.3
  OTHER                                  310.0       305.5
  CORPORATE                               37.5        37.4
                                      _________   _________
                                      $1,692.4    $1,633.6
                                      =========   =========

Property, Plant and Equipment, net
  U.S.                                $  193.0    $  193.0
  EUROPE, MIDDLE EAST, AFRICA            245.7       232.0
  ASIA PACIFIC                           407.9       379.7
  AMERICAS                                14.8        12.7
  OTHER                                   90.7        86.9
  CORPORATE                              671.4       682.6
                                      _________   _________
                                      $1,623.5    $1,586.9
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At November 30, 2004, the Company had letters of credit outstanding totaling $542.5 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

NOTE 10 - Income Taxes:
          ____________

     The American Jobs Creation Act (the "Act") was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of the provision depends on a number of factors including potential forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan. At this time, the Company has not made any changes to our position on reinvestment of certain foreign earnings.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the second quarter of fiscal 2005, our revenues grew 11% to $3.1 billion, net income grew 46% to $261.9 million and we delivered diluted earnings per share of $0.97, a 47% increase versus the second quarter of fiscal 2004. For the quarter, our consolidated gross margin percentage increased 180 basis points to 44.1% as gross margins increased in every region and for our Other businesses as a whole. The international regions accounted for just over half of the gross margin improvement, driven primarily by foreign currency transaction benefits, partially offset by the impact of higher inventories in Europe and Asia. Relatively low demand creation (advertising and promotion) spending and favorable foreign currency translation also added to our overall profitability in the second quarter. During the quarter, we also increased our return on invested capital and increased the level of dividends as compared to the second quarter of fiscal 2004. Our year-to-date results continue to reflect the positive impact of the Converse acquisition, although acquisitions did not have a material impact on second quarter results.

Results of Operations


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
      %                            %
                                       2004      2003      change    2004      2003    change
                                      ______    ______    ________  ______    ______  ________

                                                  (in millions, except per share data)

Revenues                             $3,148.3   $2,837.1     11%   $6,710.1  $5,862.0    14%

Cost of sales                         1,760.2    1,637.5      7%    3,736.2   3,360.9    11%

Gross margin                          1,388.1    1,199.6     16%    2,973.9   2,501.1    19%
                                         44.1%      42.3%              44.3%     42.7%

Selling and administrative              973.2      902.5      8%    2,046.8   1,772.1    16%
                                         30.9%      31.8%              30.5%     30.2%

Net income                              261.9      179.1     46%      588.7     440.3    34%

Diluted earnings per share               0.97       0.66     47%       2.18      1.64    33%



Consolidated Operating Results

     Three percentage points of our consolidated second quarter revenue growth and two percentage points of the six-month growth were attributable to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 5 percentage points of the consolidated revenue growth for the second quarter and first six months of fiscal 2005, as all three of our international regions posted higher revenues. The U.S. Region contributed 2 and 3 percentage points of the consolidated revenue growth for the second quarter and first six months of fiscal 2005, respectively. Sales in our Other businesses drove the balance of the improvement for the quarter and year-to-date periods. Converse, a component of the Other businesses, was acquired at the beginning of the second quarter of fiscal 2004 and contributed 2 percentage points to the overall revenue growth for the year-to-date period.

     In the second quarter of fiscal 2005, our consolidated gross margin percentage improved 180 basis points versus the prior year quarter, from 42.3% to 44.1%. For the first six months of fiscal 2005, our consolidated gross margin percentage improved 160 basis points versus the prior year period, from 42.7% to 44.3%. The primary factors contributing to the improved gross margin percentages for the second quarter and year-to-date periods were as follows:

     (1) Higher gross margins in our international regions accounted for 100 basis points of the overall margin improvement in the second quarter and 90 basis points year-to-date. This improvement was driven by changes in currency hedge rates, primarily the euro, partially offset by the impact of higher inventories in Europe and Asia (as discussed below). On a consolidated basis, the gross impact of currency changes was approximately 160 basis points and 140 basis points of the year-over-year improvement for the second quarter and year-to-date periods, respectively. As a majority of product purchases for the remainder of fiscal 2005 and the first half of fiscal 2006 have been hedged, we expect a positive impact on our gross margin percentage throughout fiscal 2005 and into the first half of fiscal 2006 due to improved year-over-year hedge rates, primarily for the euro.

     (2) Higher apparel inventories in Europe and footwear inventories in Asia resulted in increased closeout sales, lower closeout pricing margins and increased obsolescence reserves. These factors resulted in a reduction in the gross margin percentage for the quarter and year-to-date periods of about 40 and 30 basis points, respectively.

     (3) Higher gross margins in the US accounted for about 40 basis points and 30 basis points of the consolidated gross margin improvement for the second quarter and first six months, respectively. While gross margins for all three product business units improved for the quarter and six-month periods, the majority of the improvement was driven by higher footwear in-line pricing margins (net revenue for current product offerings minus product costs), lower third-party royalties driven by the expiration of the NBA license agreement and a lower level of closeout sales as a percentage of total sales.

     (4) Improved gross margin percentages in our Other businesses represented 20 basis points of improvement for the quarter and 30 basis points improvement year-to-date. The addition of Exeter Brands and Converse drove the majority of the gross margin improvement. Both Exeter Brands and the international portion of Converse's business operate on a licensing model, which carries higher gross margins and lower operating expenses than the balance of our Other businesses.

     Second quarter selling and administrative expense, comprised of demand creation and operating overhead, grew 8% versus the prior year quarter. Year-to-date fiscal 2005 selling and administrative expense increased 16% over the prior year period.

     Demand creation expense grew 3% to $350.6 million in the second quarter of fiscal 2005 while year-to-date demand creation expense increased 23% to $817.2 million. Three percentage points of the increase in demand creation for the second quarter and year-to date periods were due to changes in currency exchange rates. Excluding the impact of currency, there was no change in demand creation expense in the second quarter of fiscal 2005 compared to the prior year period as investment in demand creation for fiscal 2005 was focused in the first quarter around the summer's global sporting events. Excluding the impact of currency, the increase in demand creation spending for the first six months of fiscal 2005 was attributable to increased spending primarily in the U.S., Europe, Middle East and Africa (EMEA) and Asia Pacific regions for advertising around the summer's global sporting events (8 percentage point impact), higher sports marketing spending primarily on endorsement contracts (6 percentage point impact), and incremental investment in retail development programs (4 percentage point impact).

     Operating overhead for the second quarter and first six months of fiscal 2005 grew 11% year-over-year, to $622.6 million and $1,229.6 million respectively. Currency exchange rates contributed 3 percentage points of the increase for the second quarter and 2 percentage points of the increase for the first six months. Excluding the effects of currency, operating overhead increases for the quarter and year-to-date periods were mainly attributable to higher personnel costs due to increased headcount, higher wages and benefits, and incentive based compensation reflecting our sales and profit growth (5 percentage points), implementation of new systems and infrastructure to support the growth of emerging markets in Asia and Central Europe (2 percentage points) and investments in NIKE-owned retail stores (1 percentage point for the quarter and 2 percentage points for the year-to-date period).

     Other expense, net, was $8.2 million for the second quarter of fiscal 2005, down from $14.3 million in the second quarter of fiscal 2004. Other expense, net, for the first six months of fiscal 2005 was $10.1 million compared to $38.1 million for the same period of fiscal 2004. The most significant component of other expense, net, were net foreign currency losses. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments). Although second quarter foreign currency losses were slightly higher than the prior year, the year-over-year improvement in other expense, net, for the first six months was mainly due to lower foreign currency losses. Also contributing to the year-over-year improvement in other expense, net, were net losses on asset disposals recorded in the second quarter and first six months of fiscal 2004, including a loss of $5.3 million for our basis in undeveloped land gifted to the NIKE Foundation in the first quarter of the prior year.

     In the second quarter and first six months of fiscal 2005, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. We estimate that the net impact of these losses and the favorable translation was a year-over-year increase in consolidated income before income taxes of $17 million and $39 million for the quarter and six month period, respectively. Consistent with our Financial Risk Management Program, we have also hedged a portion of anticipated intercompany charges and investments in U.S. Dollar denominated debt securities classified as available-for-sale for the balance of fiscal 2005 and into fiscal 2006. If current exchange rates remain constant, we would expect the net impact of the foreign currency losses and the offsetting positive translation impact to result in a net benefit to fiscal 2005 and fiscal 2006 consolidated net income, although at a significantly lower level than the benefit realized throughout fiscal 2004. See further discussion in our Annual Report on Form 10-K as of May 31, 2004.

     In the second quarter of fiscal 2005, we adjusted our year-to-date effective tax rate to 35.2%, our estimate of our effective rate for all of fiscal 2005. This rate is higher than the 34.8% rate reported for the second quarter and full year of fiscal 2004 primarily due to a lower level of expected research tax credits in the current fiscal year.

     Our effective tax rate was not affected by the American Jobs Creation Act (the "Act"), which was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. Whether the Company will ultimately take advantage of this provision depends on a number of factors including potentially forthcoming Congressional actions, Treasury regulations and development of a qualified reinvestment plan. At this time, we have not made any changes to our position on reinvestment of certain foreign earnings.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from December 2004 through April 2005 were 9.1% higher than such orders reported for the comparable period of fiscal 2004. Changes in currency exchange rates did not have a net impact on the increase versus the same period last year. Higher average selling prices for footwear across all regions contributed 2 points of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both footwear and apparel. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:


                                  Three Months Ended            Six Months Ended
                                     November 30,                  November 30
                                 ___________________           ____________________
                                                      %                           %
                                 2004       2003    change     2004     2003    change
                                ______     ______  _______    ______   ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $  680.0  $  624.0      9%   $1,601.4  $1,446.4    11%
   APPAREL                        384.7     398.3     -3%      776.0     744.8     4%
   EQUIPMENT                       67.3      60.7     11%      156.3     140.8    11%
                               ________  ________           ________  ________
     TOTAL U.S.                 1,132.0   1,083.0      5%    2,533.7   2,332.0     9%

EMEA REGION

   FOOTWEAR                       531.8     472.5     13%    1,195.1   1,062.5    12%
   APPAREL                        370.0     324.9     14%      779.7     666.8    17%
   EQUIPMENT                       59.3      50.4     18%      144.2     130.1    11%
                               ________  ________           ________  ________
     TOTAL EMEA                   961.1     847.8     13%    2,119.0   1,859.4    14%

ASIA PACIFIC REGION

   FOOTWEAR                       236.6     205.6     15%      455.2     408.4    11%
   APPAREL                        207.8     174.5     19%      356.6     287.8    24%
   EQUIPMENT                       39.1      31.9     23%       77.7      63.8    22%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           483.5     412.0     17%      889.5     760.0    17%

AMERICAS REGION

   FOOTWEAR                       129.8     103.6     25%      244.6     206.5    18%
   APPAREL                         46.9      41.3     14%       82.4      79.9     3%
   EQUIPMENT                       12.6       9.4     34%       24.0      19.0    26%
                               ________  ________           ________  ________
     TOTAL AMERICAS               189.3     154.3     23%      351.0     305.4    15%

                               ________  ________           ________  ________
                                2,765.9   2,497.1     11%    5,893.2   5,256.8    12%

OTHER                             382.4     340.0     12%      816.9     605.2    35%

                               ________  ________           ________  ________
TOTAL REVENUES                 $3,148.3  $2,837.1     11%   $6,710.1  $5,862.0    14%
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

     For our largest international region, EMEA, changes in currency exchange rates accounted for 8 and 7 percentage points of the reported revenue growth for the second quarter and first six months of fiscal 2005, respectively. If we remove the effects of currency, second quarter revenue for the EMEA Region would have grown approximately 5 percentage points and the year-to-date revenue would have grown approximately 7 percentage points. Excluding the benefit from changes in currency exchange rates, the increase over the prior year quarter and year-to-date periods was primarily driven by increased unit sales of footwear (led by soccer, followed by active life and training products) and apparel (led by active life products for the quarter and sport performance products for the year-to-date period). Excluding the effect of changes in foreign currency, revenue growth for the second quarter and year-to-date periods was led by sales increases in Italy and the emerging markets in Central Europe, Turkey, Russia and Greece. These increases were partially offset in the second quarter by lower sales in France and for the first six months by lower sales in both France and Germany versus the same period last year.

     For the EMEA Region, futures orders scheduled for delivery from December 2004 through April 2005 were 6 percentage points higher than such orders for the comparable period of fiscal 2004. Changes in currency exchange rates contributed 1 percentage point of this growth. Excluding the changes in currency exchange rates, the growth was driven by an increase in the region's wholesale footwear unit orders and to a lesser extent an increase in the footwear average selling price per pair.

     EMEA pre-tax income for the second quarter of fiscal 2005 was $197.6 million, up 43% versus the prior year quarter. For the first six months of fiscal 2005, pre-tax income grew 30% to $444.0 million. For the quarter and the six-month periods, higher revenues and gross margin improvements drove the increase, more than offsetting increased selling and administrative costs. The improved gross margins, which contributed 80 basis points and 70 basis points of growth to the second quarter and year-to-date consolidated gross margin percentage, respectively, were primarily the result of improved year-over-year hedge rates partially offset by reduced margins on closeouts sales, a higher percentage of closeout sales and higher obsolescence reserves, most notably in our Apparel business.

     In the Asia Pacific Region, 3 and 4 percentage points of revenue growth for the second quarter and first six months of fiscal 2005, respectively, were due to changes in currency exchange rates. Excluding the benefit from changes in currency exchange rates, sales in each Asia Pacific business unit (footwear, apparel and equipment) grew for both the quarter and year-to-date periods versus the same periods last year. Significant revenue increases in China (driven by expansion of retail distribution and strong consumer demand) and continued growth in Japan were key growth drivers for the quarter and year-to-date periods partially offset by lower sales in Korea and Australia.

     Pre-tax income for the Asia Pacific Region increased 14% versus the second quarter of fiscal 2004 to $112.0 million, and increased 1% to $175.4 million in the fiscal 2005 year-to-date period. For the quarter, higher revenues and gross margin improvements were partially offset by increased selling and administrative costs, primarily due to additional demand creation spending for the expansion of market coverage in China, and investments in operating overhead due to the implementation of new supply chain systems in the region. For the first six months of fiscal 2005, higher revenues and gross margin improvements were mostly offset by increased selling and administrative costs primarily due to additional demand creation spending (for the Athens Olympics and expansion of market coverage in China), and investments in operating overhead (due to the implementation of new supply chain systems in the region). The higher gross margins, which contributed 10 basis points and 20 basis points of growth to the second quarter and year-to-date growth in the consolidated gross margin percentage, respectively, were primarily attributable to the benefit of better year-over-year hedge rates, partially offset by lower profitability on both in-line and closeout products.

     In the Americas Region, 1 percentage point of the revenue growth for the second quarter was due to changes in currency exchange rates. For the first six months of fiscal 2005, revenue growth included a 1 percentage point decline due to changes in currency exchanges rates. Excluding the currency effects, revenue growth for the quarter was driven by higher sales in South America, Mexico and Canada. For the first six months of fiscal 2005, revenue growth was driven by higher sales in South America and Mexico. Excluding the currency exchange rate impact, sales in each Americas business unit grew for both the quarter and year-to-date periods versus the same period last year.

     In the second quarter of fiscal 2005, pre-tax income for the Americas Region increased 43% from the prior year quarter, to $44.5 million. Year-to-date fiscal 2005 pre-tax income increased 17% to $65.2 million. The increase in pre-tax income for the second quarter was attributable to higher revenues and an improved gross margin percentage partially offset by higher selling and administrative costs, primarily due to increased operational overhead spending. As investments in demand creation for the region was focused in the first quarter, pre-tax profitability for the second quarter grew at a rate significantly higher than that of the year-to-date period. For the year-to-date period higher revenues were partially offset by higher selling and administrative costs. The improved gross margin percentage contributed 10 basis points to the growth of the consolidated gross margin percentage for the second quarter and did not have an impact on the year-to-date consolidated gross margin percentage.

     In the U.S. Region, the increase in US footwear revenue was due to an increase in average selling price per pair accounting for 8 and 6 percentage points of the U.S. footwear growth for the second quarter and first six months of fiscal 2005, respectively, and an increase in unit sales of 1 and 5 percentage points for the second quarter and six-month periods, respectively. The increase in average selling price per pair for the second quarter and first six months of fiscal 2005 was primarily due to a larger percentage of sales of performance products with a suggested retail price over $100.

     The decrease in apparel sales for the second quarter was primarily driven by decreases in licensed apparel primarily due to the expiration of our license agreement with the NBA and a shift in consumer preference towards branded apparel. This decrease was partially offset by growth in branded apparel led by sport performance and women's products. For the year-to-date period, growth in branded apparel more than offset the decreases in licensed apparel. For the remainder of fiscal 2005, we expect licensed apparel to continue to be below prior year levels due to the expiration of the agreement with the NBA, but expect growth in revenue from branded apparel.

     For the U.S. Region, futures orders scheduled for delivery from December 2004 through April 2005 increased 10% versus the same period of the prior year. Futures orders increased due to both increased unit orders and average selling price per unit for wholesale footwear and apparel. As discussed above, these reported futures do not cover all components of our overall revenues, such as U.S. licensed apparel (expected to decrease as noted above), equipment, closeouts, at-once orders and retail sales. As a result, revenue growth for the December through April period may not track precisely in line with the reported futures growth.

     For the second quarter, U.S. Region pre-tax income was $232.6 million, a 21% increase versus the second quarter of fiscal 2004. Pre-tax income for the first six months of fiscal 2005 increased 14% to $554.5 million. For the quarter, higher revenues, gross margin percentage improvements and lower selling and administrative costs drove the increase. For the year-to-date period, higher revenues and improved gross margin percentage were partially offset by higher selling and administrative costs, primarily first quarter demand creation spending around the summer's global sporting events. The improved gross margins, which contributed 40 basis points and 30 basis of growth to the consolidated gross margin percentage for the second quarter and first six months of fiscal 2005, respectively, were primarily the result of higher footwear in-line pricing margins, lower third-party royalties driven by the expiration of the NBA license agreement and a lower level of closeout sales as a percentage of total sales.

     Other revenues and pre-tax income for the second quarter and first six months of fiscal 2005 include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. Exeter Brands Group LLC is a wholly owned subsidiary of NIKE, Inc., formed in the first quarter of fiscal 2005 to develop the Company's business in retail channels serving value-conscious consumers and operate the business obtained in the acquisition of Official Starter Properties LLC and Official Starter LLC (collectively "Official Starter"). For the second quarter, the increase in Other revenues was primarily driven by growth at Cole Haan. For the first six months, growth at both Cole Haan and the acquisition of Converse at the beginning of the second quarter of fiscal 2004 drove the year-over-year increase.

     Other pre-tax income improved to $20.8 million in the second quarter of fiscal 2005 from $6.7 million in fiscal 2004 and improved to $61.1 million in the year-to-date period from $2.4 million in the same period of last year.
For the second quarter, improved results from Converse, Cole Haan and the addition of Exeter Brands drove most of the year-over-year improvement. The addition of Converse in the second quarter of fiscal 2004, which contributed 7 percentage points to the year-to-date consolidated pre-tax income growth, combined with improved results from most of the Other businesses to drive the year-over-year improvement. Gross margin improvements in our Other businesses contributed 20 basis points and 30 basis points of growth to the consolidated gross margin percentage for the quarter and year-to-date periods, respectively.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $755.5 million in the first six months of fiscal 2005, compared to $773.0 million in the first six months of fiscal 2004. Our primary source of operating cash flow in the current period was net income of $588.7 million compared to $440.3 million in the first six months of last year, partially offset by a net increase in our investment in working capital primarily driven by lower accounts payable and accrued liabilities. Changes in accounts payable and accrued liabilities resulted in a use of cash to the Company due to timing of vendor payments and inventory receipts compared to a slight source of cash in the same period of the prior year. For the first six months of fiscal 2005, lower accounts receivable provided cash to the Company as we continue to improve management of accounts receivable, although at a lower level than that realized in the first six months of fiscal 2004. See further discussion in our Annual Report on Form 10-K as of May 31, 2004.

     In the current quarter, we purchased approximately 0.6 million shares of NIKE's Class B common stock for $48.6 million, bringing purchases for the first six months of fiscal 2005 and to date under the program to 2.8 million shares for $203.7 million. The share repurchases were part of a $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock in the second quarter of fiscal 2005 were $0.25 per share, which reflected a $0.05 increase compared to the previous quarterly dividend.


Capital Resources

     The company maintains a $750 million multi-year revolving credit facility with a group of banks. The maturity date is November 20, 2008 and the company can seek to have the facility extended for one additional year on the anniversary date. On the most recent anniversary date, the company elected not to extend the facility for one additional year, effectively changing the term to 4 years. All other terms and conditions are unchanged from those described in our Annual Report on Form 10-K as of May 31, 2004. No amounts are currently outstanding under the facility.

     Our long-term senior unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at November 30, 2004 or May 31, 2004. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K as of May 31, 2004, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Issued Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning June 1, 2006. We are currently evaluating the provisions of FAS 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

     On December 16, 2004, the FASB finalized SFAS No. 123R "Share Based Payment," which will be effective for interim or annual reporting periods beginning after June 15, 2005. The new standard will require us to expense stock options and the FASB believes the use of a binomial lattice model for option valuation is capable of more fully reflecting certain characteristics of employee share options. We have begun a process to analyze how the utilization of a binomial lattice model could impact the valuation of our options. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements (Note 6 - Stock-Based Compensation).

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2004.

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


                           Part II - Other Information

Item 1.

Legal Proceedings

     There have been no significant developments from the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2004 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

September 1 - 30, 2004     411,100     $ 76.78          411,100            $  1,313.3
October 1 - 31, 2004       215,200     $ 79.02          215,200            $  1,296.3
November 1 - 30, 2004          ---         ---              ---            $  1,296.3
                         _________     _______        _________

Total                      626,300     $ 77.55          626,300
                         =========     =======        =========


Item 4.

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 20, 2004. The shareholders elected for the ensuing year all of management's nominees for the Board of Directors and ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for fiscal 2005.

The voting results are as follows:

Election of Directors

                                       Votes Cast
                           For          Withheld     Broker
                                                    Non-Votes
Directors
Elected by holders of
Class A Common Stock:

Thomas E. Clarke         75,768,261       -0-           -0-
Ralph D. DeNunzio        75,768,261       -0-           -0-
Delbert J. Hayes         75,768,261       -0-           -0-
Douglas G. Houser        75,768,261       -0-           -0-
Philip H. Knight         75,768,261       -0-           -0-
John R. Thompson, Jr.    75,568,261    200,000          -0-

Elected by holders of
Class B Common Stock:

Jill K. Conway           162,549,581   3,088,759        -0-
Alan B. Graf, Jr.        160,814,388   4,823,952        -0-
Jeanne P. Jackson        157,094,082   8,544,258        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
Proposal 2 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent accountants:

Class A and Class B
Common Stock Voting
Together                 236,748,105    3,490,408     1,167,087      -0-

Item 6.   Exhibits

   3.1 Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).

   3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed November 18, 2004).

   4.1  Restated Articles of Incorporation, as amended (see Exhibit
        3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

  10.1  NIKE, Inc. 1990 Stock Incentive Plan (incorporated by
        reference from Exhibit    to the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended August
        31, 2004).*

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


DATED:  December 22, 2004