Form 10-Q
period 2005-04-06
NIKE INC
filed 2005-04-06
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 28, 2005
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

Yes  X   No     .
    ___      ___

Common Stock shares outstanding as of February 28, 2005 were:
                                       _______________

                            Class A        71,881,484

                            Class B       190,647,431
                                       _______________
                                          262,528,915
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 28,   May 31,
                                                         2005        2004
                                                       ________    ________
                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,222.5    $  828.0
     Short-term investments                               418.3       400.8
     Accounts receivable, net                           2,304.9     2,120.2
     Inventories (Note 2)                               1,727.0     1,633.6
     Deferred income taxes                                170.5       165.0
     Prepaid expenses and other current assets            355.5       364.4
                                                       ________    ________

     Total current assets                               6,198.7     5,512.0

Property, plant and equipment                           3,305.5     3,183.4
     Less accumulated depreciation                      1,680.0     1,571.6
                                                       ________    ________

     Property, plant and equipment, net                 1,625.5     1,611.8

Identifiable intangible assets, net (Note 3)              403.2       366.3
Goodwill (Note 3)                                         135.4       135.4
Deferred income taxes and other assets                    289.3       266.6
                                                       ________    ________

     Total assets                                      $8,652.1    $7,892.1
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.4    $    6.6
     Notes payable                                        101.3       146.0
     Accounts payable                                     684.2       763.8
     Accrued liabilities (Note 4)                       1,091.4       979.3
     Income taxes payable                                 182.7       118.2
                                                       ________    ________

     Total current liabilities                          2,066.0     2,013.9

Long-term debt                                            691.4       682.4
Deferred income taxes and other liabilities               467.3       413.8
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-71.9 and
               77.6 shares outstanding                      0.1         0.1
          Class B-190.6 and 185.5 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,155.9       887.8
     Unearned stock compensation                          (12.9)       (5.5)
     Accumulated other comprehensive income
       (loss)(Note 5)                                      18.6       (86.3)
     Retained earnings                                  4,262.7     3,982.9
                                                       ________    ________

     Total shareholders' equity                         5,427.1     4,781.7
                                                       ________    ________

     Total liabilities and shareholders' equity        $8,652.1    $7,892.1
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended        Nine Months Ended
                                            February 28 and 29        February 28 and 29
                                           ____________________       __________________

                                             2005        2004          2005        2004
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,308.2    $2,904.0     $10,018.3    $8,766.0
Cost of sales                               1,849.4     1,682.1       5,585.6     5,043.0
                                           _________   _________    __________   _________

Gross margin                                1,458.8     1,221.9       4,432.7     3,723.0
Selling and administrative                  1,035.7       892.0       3,082.5     2,664.1
Interest (income) expense, net                 (0.1)        5.5           8.4        21.1
Other expense, net                              9.8        17.2          19.9        55.3
                                           _________   _________    __________   _________

Income before income taxes                    413.4       307.2       1,321.9       982.5

Income taxes                                  140.0       106.9         459.8       341.9
                                           _________   _________    __________   _________

Net income                                 $  273.4    $  200.3     $   862.1    $  640.6
                                           =========   =========    ==========   =========

Basic earnings per common share (Note 7)   $   1.04    $   0.76     $    3.28    $   2.43
                                           =========   =========    ==========   =========

Diluted earnings per common share (Note 7) $   1.01    $   0.74     $    3.18    $   2.38
                                           =========   =========    ==========   =========

Dividends declared per common share        $   0.25    $   0.20     $    0.70    $   0.54
                                           =========   =========    ==========   =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                          February 28 and 29
                                                        _____________________

                                                          2005         2004
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                         $  862.1    $ 640.6
     Income charges not affecting cash:
       Depreciation                                        188.9      191.2
       Deferred income taxes                                (4.1)      28.5
       Amortization and other                               30.5       47.6
     Income tax benefit from exercise of stock
       options                                              60.3       30.9
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
          (Increase) decrease in accounts receivable       (97.5)     206.0
          Decrease (increase) in inventories                 2.8      (85.7)
          Decrease (increase) in prepaid expenses
             and other current assets                       39.1     (117.3)
          (Decrease) increase in accounts payable,
             accrued liabilities and income taxes payable   (1.0)      33.6
                                                        _________  _________

     Cash provided by operations                         1,081.1      975.4
                                                        _________  _________

Cash provided (used) by investing activities:
     Purchases of short-term investments                (1,103.9)        --
     Maturities of short-term investments                1,086.0         --
     Additions to property, plant and
       equipment                                          (180.5)    (144.0)
     Disposals of property, plant and
       equipment                                             6.3        3.8
     Increase in other assets                              (18.7)     (33.9)
     Decrease in other liabilities                          (5.0)      (4.1)
     Acquisition of subsidiary, net of cash
       acquired                                            (47.2)    (289.1)
                                                        _________  _________

     Cash used by investing activities                    (263.0)    (467.3)
                                                        _________  _________

Cash provided (used) by financing activities:
     Proceeds from long-term debt issuance                    --      138.1
     Reductions in long-term debt
       including current portion                            (7.5)    (204.9)
     (Decrease) increase in notes payable                  (59.9)      14.6
     Proceeds from exercise of options and
       other stock issuances                               204.7      188.9
     Repurchase of stock                                  (390.5)    (240.5)
     Dividends on common stock                            (171.2)    (126.3)
                                                        _________  _________

     Cash used by financing activities                    (424.4)    (230.1)
                                                        _________  _________

Effect of exchange rate changes on cash                      0.8        2.7
                                                        _________  _________

Net increase in cash and equivalents                       394.5      280.7
Cash and equivalents, May 31, 2004 and 2003                828.0      634.0
                                                        _________  _________

Cash and equivalents, February 28 and 29,
  2005 and 2004                                         $1,222.5    $ 914.7
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         ___________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine (9) months ended February 28, 2005 are not necessarily indicative of results to be expected for the entire year.

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

     In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" (FAS 123R). In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC Staff's interpretation of FAS 123R. See Note 6 for further discussion.

NOTE 2 - Inventories:
         ___________

     Inventories by major classification are as follows:

                                        Feb. 28,      May 31,
                                          2005         2004
                                        ________     ________

                                            (in millions)

                    Finished goods      $1,721.8     $1,609.7
                    Work-in-progress         2.5         10.6
                    Raw materials            2.7         13.3
                                        _________    _________

                                        $1,727.0     $1,633.6
                                        =========    =========

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of February 28, 2005 and May 31, 2004:

                                 February 28, 2005                   May 31, 2004
                               ______________________          ______________________

                             Gross                   Net      Gross                   Net
                            Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                             Amount   Amortization  Amount    Amount   Amortization  Amount
                            ________  ____________ ________  ________  ____________ ________

                                                   (in millions)

Amortized intangible assets:
     Patents                $  25.2     $ (10.5)   $  14.7   $  27.9     $ (11.9)   $  16.0
     Trademarks                54.4       (15.0)      39.4      14.1       (11.5)       2.6
     Other                     21.7       (14.1)       7.6      17.0       (10.8)       6.2
                           _________   _________  _________ _________   _________  _________
          Total             $ 101.3     $ (39.6)   $  61.7   $  59.0     $ (34.2)   $  24.8
                           =========   =========            =========   =========

Unamortized intangible assets - Trademarks         $ 341.5                          $ 341.5
                                                  _________                        _________
Identifiable intangible assets, net                $ 403.2                          $ 366.3
                                                  =========                        =========
Goodwill                                           $ 135.4                          $ 135.4
                                                  =========                        =========


     Amortization expense, which is included in selling and administrative expense, was $2.7 million and $4.3 million for the three-month periods ended February 28, 2005 and February 29, 2004 respectively, and $7.0 million and $10.7 million for the nine-month periods ended February 28, 2005 and February 29, 2004, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2005 through May 31, 2009 are as follows: 2005: $9.4 million; 2006: $8.6 million; 2007: $7.7 million; 2008: $7.2 million; 2009: $6.2 million.

     On August 11, 2004, the Company acquired Official Starter LLC and Official Starter Properties LLC (collectively "Official Starter") for $47.2 million, including acquisition costs, net of cash acquired. The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed soon thereafter to develop the Company's business in retail channels serving value-conscious consumers and to operate the Official Starter business. As a result of the acquisition, $39.0 million was allocated to amortized trademarks and $4.6 million was allocated to other amortized intangible assets. The weighted average amortization period is nine years in total and approximately 10 years and three years for amortized trademarks and other amortized intangible assets, respectively. The results of Official Starter's operations have been included in the consolidated financial statements since the date of acquisition as part of the Company's Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

NOTE 4 - Accrued Liabilities:
         ____________________

Accrued liabilities include the following:

                                       February 28, 2005   May 31, 2004
                                       _________________  _______________

                                                 (in millions)

Compensation and benefits                   $  332.0       $  339.0
Fair value of derivatives                      148.5          141.3
Accrued taxes                                   93.6           87.5
Endorser compensation                           86.9           86.9
Dividends payable                               65.6           52.6
Other1                                         364.8          272.0
                                            _________      _________
                                            $1,091.4       $  979.3
                                            =========      =========

1    Other consists of various accrued expenses and no individual item accounted for more than $60 million of the balance at February 28, 2005 and
May 31, 2004.



NOTE 5 - Comprehensive Income:
         _____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended         Nine Months Ended
                                             February 28 and 29         February 28 and 29
                                            _____________________       __________________

                                              2005        2004           2005       2004
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $273.4      $200.3         $862.1     $640.6

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                      (6.1)       33.7          110.5       50.2
  Changes due to cash flow hedging
      instruments:
    Net loss on hedge derivatives              (3.4)      (72.2)        (112.0)     (89.9)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments  30.7        58.3          106.4      139.6
                                             _______     _______        _______    _______

  Other comprehensive income                   21.2        19.8          104.9       99.9
                                             _______     _______        _______    _______
Total comprehensive income                   $294.6      $220.1         $967.0     $740.5
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

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended       Nine Months Ended
                                                February 28 and 29       February 28 and 29
                                               ____________________      __________________

                                                 2005        2004         2005        2004
                                                 ____        ____         ____        ____

                                                    (in millions, except per share data)

Net income as reported                          $273.4      $200.3       $862.1      $640.6

Add:  Stock-based compensation expense included
  in reported net income, net of tax               0.2          --          0.5          --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (16.4)      (11.8)       (47.8)      (35.2)
                                                _______     _______      _______     _______

Pro forma net income                            $257.2      $188.5       $814.8      $605.4
                                                =======     =======      =======     =======
Earnings per share:
  Basic - as reported                           $ 1.04      $ 0.76       $ 3.28      $ 2.43
  Basic - pro forma                               0.98        0.72         3.10        2.30
  Diluted - as reported                           1.01        0.74         3.18        2.38
  Diluted - pro forma                             0.96        0.70         3.04        2.28


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods since options vest over several years and additional awards are made each year.

     On December 16, 2004, the FASB finalized FAS 123R "Share-Based
Payment," which will be effective for the first interim or annual reporting periods beginning after June 15, 2005. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued SAB 107, which provides the Staff's views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

     The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of FAS 123R. The impact of the adoption of FAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on the Company's results of operations using the Black-Scholes model is presented in the table above.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 0.2 million and 0.1 million shares of common stock were outstanding at February 28, 2005 and February 29, 2004, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                    Three Months Ended             Nine Months Ended
                                    February 28 and 29             February 28 and 29
                                  _____________________            ___________________

                                    2005         2004               2005         2004
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    263.3        263.5              263.1        263.2
   Assumed conversion of
     dilutive stock options
     and awards                       8.4          7.6                7.8          6.1
                                   _______      _______            _______      _______

Diluted average common
   shares outstanding               271.7        271.1              270.9        269.3
                                   =======      =======            =======      =======

Basic earnings per common share    $ 1.04       $ 0.76             $ 3.28       $ 2.43
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 1.01       $ 0.74             $ 3.18       $ 2.38
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

     Accounts receivable, inventories, and property, plant and equipment for operating segments are regularly reviewed and therefore provided below. Certain NIKE Golf receivables, inventories and property, plant and equipment are managed by the geographic regions and as a result, are included in the geographic region's balances.

                                       Three Months Ended     Nine Months Ended
                                       February 28 and 29     February 28 and 29
                                       __________________     __________________

                                         2005        2004        2005       2004
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,268.2    $1,167.0   $ 3,801.9   $3,499.0
  EUROPE, MIDDLE EAST, AFRICA          1,033.9       878.6     3,152.9    2,738.0
  ASIA PACIFIC                           472.8       402.2     1,362.3    1,162.2
  AMERICAS                               143.7       131.1       494.7      436.5
  OTHER                                  389.6       325.1     1,206.5      930.3
                                      _________   _________  __________  _________
                                      $3,308.2    $2,904.0   $10,018.3   $8,766.0
                                      =========   =========  ==========  =========

Pre-tax Income
  U.S.                                $  259.5    $  236.2   $   814.0   $  722.0
  EUROPE, MIDDLE EAST, AFRICA            219.3       171.4       663.3      512.4
  ASIA PACIFIC                           100.4        86.7       275.8      261.2
  AMERICAS                                23.2        15.6        88.4       71.1
  OTHER                                   23.9         2.9        85.0        5.3
  CORPORATE                             (212.9)     (205.6)     (604.6)    (589.5)
                                      _________   _________  __________  _________
                                      $  413.4    $  307.2   $ 1,321.9   $  982.5
                                      =========   =========  ==========  =========


                                       Feb. 28,    May 31,
                                         2005       2004
                                      _________   _________

Accounts Receivable, net
  U.S.                                $  748.4    $  616.6
  EUROPE, MIDDLE EAST, AFRICA            775.9       724.1
  ASIA PACIFIC                           304.8       272.9
  AMERICAS                               139.1       132.1
  OTHER                                  295.4       327.8
  CORPORATE                               41.3        46.7
                                      _________   _________
                                      $2,304.9    $2,120.2
                                      =========   =========

Inventories, net
  U.S.                                $  549.2    $  570.6
  EUROPE, MIDDLE EAST, AFRICA            481.4       477.9
  ASIA PACIFIC                           222.6       163.9
  AMERICAS                                96.9        78.3
  OTHER                                  343.5       305.5
  CORPORATE                               33.4        37.4
                                      _________   _________
                                      $1,727.0    $1,633.6
                                      =========   =========

Property, Plant and Equipment, net
  U.S.                                $  209.6    $  213.0
  EUROPE, MIDDLE EAST, AFRICA            241.3       232.0
  ASIA PACIFIC                           395.8       379.7
  AMERICAS                                15.5        12.7
  OTHER                                   92.7        91.8
  CORPORATE                              670.6       682.6
                                      _________   _________
                                      $1,625.5    $1,611.8
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At February 28, 2005, the Company had letters of credit outstanding totaling $525.7 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's most recent Form 10-K.

NOTE 10 - Income Taxes:
          ____________

     The American Jobs Creation Act (the "Act") was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. The Company is in the process of evaluating whether it will repatriate foreign earnings under the repatriation provisions of the Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that the Company is considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Act prior to determining the amount it will repatriate. Accordingly, the Company is not yet in a position to determine the income tax effects of a qualifying repatriation should it choose to make one. At this time, the Company has not made any changes to its position on reinvestment of certain foreign earnings.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the third quarter of fiscal 2005, our revenues grew 14% to $3.3 billion, net income grew 36% to $273.4 million and we delivered diluted earnings per share of $1.01, a 36% increase versus the third quarter of fiscal 2004. For the quarter, our consolidated gross margin percentage increased 200 basis points to 44.1%. The international regions accounted for approximately two-thirds of the gross margin improvement, driven primarily by foreign currency transaction benefits. This benefit was partially offset by strategies to improve product value in Europe and Asia and the impact of increased levels of closeout sales and lower closeout pricing margins in Europe, the result of higher footwear and apparel closeout inventories. Favorable foreign currency translation also added to our overall profitability in the third quarter.

Results of Operations


                                      Three Months Ended              Nine Months Ended
                                      February 28 and 29,            February 28 and 29,
                                      ___________________            __________________
    %                            %
                                    2005       2004     change     2005      2004    change
                                   ______     ______   ________   ______    ______  ________

                                               (in millions, except per share data)

Revenues                          $3,308.2   $2,904.0     14%   $10,018.3  $8,766.0    14%

Cost of sales                      1,849.4    1,682.1     10%     5,585.6   5,043.0    11%

Gross margin                       1,458.8    1,221.9     19%     4,432.7   3,723.0    19%
                                      44.1%      42.1%               44.2%     42.5%

Selling and administrative         1,035.7      892.0     16%     3,082.5   2,664.1    16%
                                      31.3%      30.7%               30.8%     30.4%

Net income                           273.4      200.3     36%       862.1     640.6    35%

Diluted earnings per share            1.01       0.74     36%        3.18      2.38    34%



Consolidated Operating Results

     Three percentage points of our consolidated third quarter and nine-month revenue growth were attributable to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 5 percentage points of the consolidated revenue growth for the third quarter and first nine months of fiscal 2005, as all three of our international regions posted higher revenues. The U.S. Region contributed 3 percentage points of the consolidated revenue growth for the third quarter and first nine months of fiscal 2005. Sales in our Other businesses drove the balance of the improvement for the quarter and year-to-date periods. Converse, a component of the Other businesses, was acquired at the beginning of the second quarter of fiscal 2004 and contributed 2 percentage points to the overall revenue growth for the first nine months of fiscal 2005.

     In the third quarter of fiscal 2005, our consolidated gross margin percentage improved 200 basis points compared to the prior year's third quarter, from 42.1% to 44.1%. For the first nine months of fiscal 2005, our consolidated gross margin percentage improved 170 basis points, from 42.5% to 44.2%. The primary factors contributing to the improved gross margin percentages for the third quarter and year-to-date periods were as follows:

     (1) Higher gross margins in our international regions, accounted for 140 basis points of the overall margin improvement in the third quarter and 120 basis points year-to-date. This improvement was driven by changes in currency hedge rates, primarily the euro, partially offset by the impact of lower in-line pricing margins (net revenue for current product offerings minus product costs) in our Europe, Middle East and Africa (EMEA) and Asia Pacific regions and higher footwear and apparel closeout inventories (non-current product offerings) in EMEA (as discussed below):


           (a) For the quarter and year-to-date periods, year-over-year hedge rate improvements contributed approximately 240 basis points and 160 basis points, respectively, to our consolidated gross margin percentage. As a majority of product purchases for the remainder of fiscal 2005 and fiscal 2006 have been hedged at more favorable rates than the prior year, we expect a positive impact on our gross margin percentage will continue for the fourth quarter of fiscal 2005 and into the first half of fiscal 2006 with no significant impact expected for the second half of fiscal 2006.

           (b) Lower in-line pricing margins in EMEA and Asia were due to both strategies to improve the product value and a higher level of discounts, reflecting increased sales to high volume accounts specifically in EMEA. In addition, increased levels of closeout sales and lower closeout pricing margins in EMEA, the result of higher footwear and apparel closeout inventories this year, reduced the overall gross margin percentage improvement in the EMEA Region. Together, these factors resulted in a reduction in the gross margin percentage for the quarter and year-to-date periods of about 90 basis points and 20 basis points, respectively.

     (2) Higher gross margins in the U.S. Region accounted for about 10 and 20 basis points of the consolidated gross margin improvement for the third quarter and first nine months, respectively. For the quarter the gross margin improvement was due to an increase in the proportion of revenues from Nike-owned Retail, partially offset by gross margin percentage declines in our wholesale business. The wholesale gross margin percentage declined primarily due to higher discounts (again the result of increased sales to high volume accounts), and higher product costs and air freight incurred to meet strong footwear demand. For the nine-month period gross margins also benefited from fewer, more profitable closeout sales.

(3) Improved gross margin percentages in our Other businesses represented 40 basis points of improvement for the quarter and 20 basis points of improvement year-to-date. The addition of Exeter Brands and Converse drove the majority of the gross margin improvement. Both Exeter Brands and the international portion of Converse's business operate on a licensing model, which carries higher gross margins and lower operating expenses than the balance of our Other businesses.

     Selling and administrative expense, comprised of demand creation (advertising and promotion) and operating overhead, grew 16% for the third quarter and year-to-date periods as compared to the prior year. Three percentage points of the increase for the third quarter and year-to-date periods were due to changes in currency exchange rates.

     Demand creation expense grew 21% to $371.6 million in the third quarter and 22% to $1,188.8 million for the first nine months of fiscal 2005. Four percentage points of the increase in demand creation for the third quarter and three percentage points of the increase for the year-to-date period were due to changes in currency exchange rates. Excluding the impact of changes in foreign currency:

   - Increased spending for sports marketing endorsement contracts, primarily in the U.S., EMEA and Asia Pacific regions, and events contributed 7 percentage points of the growth for the quarter and 6 percentage points for the year-to-date period;
   - Incremental investment in retail development programs contributed 5 percentage points of the growth for both the quarter and year-to-date periods;
   - Increased spending for advertising contributed 3 percentage points of the increase in demand creation spending for the third quarter and 6 percentage points of the increase for the first nine months of fiscal 2005. The increase in third quarter spending was primarily due to a women's fitness campaign in the EMEA Region, while higher spending worldwide around global sporting events in the summer of 2004 drove additional growth year-to-date.

     Operating overhead for the third quarter of fiscal 2005 grew 14% to $664.1 million, while operating overhead for the first nine months grew 12% to $1,893.7 million. Changes in currency exchange rates contributed 3 percentage points of the increase for the third quarter and 2 percentage points of the increase for the first nine months. Excluding the effects of currency, operating overhead increases for the quarter and year-to-date periods were mainly attributable to higher personnel costs due to increased headcount, higher wages and benefits, and incentive-based compensation (4 percentage points for the quarter and 3 percentage points for the year-to-date period), increased costs due to the timing of sales and leadership meetings (2 percentage points for the quarter and 1 percentage point for the first nine months), investments in emerging markets (such as Russia and China) and our Other Businesses (2 percentage points for the quarter and 3 percentage points for the first nine months) and investments in NIKE-owned retail stores (1 percentage point for both the quarter and year-to-date periods).

Other expense, net, was $9.8 million for the third quarter of fiscal
2005, down from $17.2 million in the third quarter of fiscal 2004. Other expense, net, for the first nine months of fiscal 2005 was $19.9 million compared to $55.3 million for the same period of fiscal 2004. The most significant component of other expense, net, was net foreign currency losses (primarily hedge losses on intercompany charges to a European subsidiary, whose functional currency is the Euro), and hedge losses from that subsidiary's investment in U.S. Dollar denominated debt securities classified as available-for-sale. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments). The year-over-year improvement in other expense, net, for the third quarter and first nine months was mainly due to lower net losses on asset disposals and lower foreign currency losses compared to those recorded in the third quarter and first nine months of fiscal 2004.

     In the third quarter and first nine months of fiscal 2005, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. We estimate that the net impact of these losses and the favorable translation was a year-over-year increase in consolidated income before income taxes of $20 million and $59 million for the quarter and nine month periods, respectively. Consistent with our Financial Risk Management Program, we have also hedged a portion of anticipated intercompany charges and investments in U.S. Dollar denominated debt securities classified as available-for-sale for the balance of fiscal 2005 and into fiscal 2006. If current exchange rates remain constant, we would expect the net impact of the foreign currency losses and the offsetting positive translation impact to result in a net benefit to consolidated income before income taxes for the fourth quarter of fiscal 2005 and into fiscal 2006. See further discussion in our Annual Report on Form
10-K as of May 31, 2004.

     Income tax expense increased $33.1 million for the third quarter of fiscal 2005 and $117.9 million for the year-to-date period as compared to the prior year primarily due to higher levels of pre-tax income. The effective tax rate for the third quarter decreased 90 basis points to 33.9% as compared to the prior year mainly due to the favorable resolution of contingent exposures, resulting in the release of previously accrued tax liabilities. The year-to-date effective tax rate of 34.8% is consistent with the rate reported for the third quarter and full year of fiscal 2004.

     Our effective tax rate was not affected by the American Jobs Creation Act (the "Act"), which was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. According to the Act, the amount of eligible repatriation is limited to $500 million or the amount described as permanently reinvested earnings outside the U.S. in the most recent audited financial statements filed with the Securities and Exchange Commission on or before June 30, 2003. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the Act, and if so, the amount that will be repatriated. The range of reasonably possible amounts that we are considering for repatriation, which would be eligible for the temporary deduction, is zero to $500 million. We are awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provision in the Act prior to determining the amount we will repatriate. Accordingly, we are not yet in a position to determine the income tax effects of a qualifying repatriation should we choose to make one. At this time, we have not made any changes to our position on reinvestment of certain foreign earnings.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from March through July 2005 were 9.6% higher than such orders reported for the comparable period of fiscal 2004. Approximately one point of this reported increase was due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, higher average selling prices for footwear contributed 2 points of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both footwear and apparel. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.


Operating Segments

The breakdown of revenues follows:


                                  Three Months Ended            Nine Months Ended
                                  February 28 and 29,          February 28 and 29,
                                 ___________________           ____________________
                                                      %                           %
                                 2005       2004    change     2005     2004    change
                                ______     ______  _______    ______   ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $  849.6  $  772.8     10%  $ 2,451.0  $2,219.2    10%
   APPAREL                        345.8     329.3      5%    1,121.8   1,074.1     4%
   EQUIPMENT                       72.8      64.9     12%      229.1     205.7    11%
                               ________  ________          _________  ________
     TOTAL U.S.                 1,268.2   1,167.0      9%    3,801.9   3,499.0     9%

EMEA REGION

   FOOTWEAR                       615.3     537.7     14%    1,810.4   1,600.2    13%
   APPAREL                        351.3     284.1     24%    1,131.0     950.9    19%
   EQUIPMENT                       67.3      56.8     18%      211.5     186.9    13%
                               ________  ________          _________  ________
     TOTAL EMEA                 1,033.9     878.6     18%    3,152.9   2,738.0    15%

ASIA PACIFIC REGION

   FOOTWEAR                       237.9     214.2     11%      693.1     622.6    11%
   APPAREL                        188.3     150.1     25%      544.9     437.9    24%
   EQUIPMENT                       46.6      37.9     23%      124.3     101.7    22%
                               ________  ________          _________  ________
     TOTAL ASIA PACIFIC           472.8     402.2     18%    1,362.3   1,162.2    17%

AMERICAS REGION

   FOOTWEAR                        99.6      88.0     13%      344.2     294.5    17%
   APPAREL                         33.5      35.2     (5%)     115.9     115.1     1%
   EQUIPMENT                       10.6       7.9     34%       34.6      26.9    29%
                               ________  ________          _________  ________
     TOTAL AMERICAS               143.7     131.1     10%      494.7     436.5    13%

                               ________  ________          _________  ________
                                2,918.6   2,578.9     13%    8,811.8   7,835.7    12%

OTHER                             389.6     325.1     20%    1,206.5     930.3    30%

                               ________  ________          _________  ________
TOTAL REVENUES                 $3,308.2  $2,904.0     14%  $10,018.3  $8,766.0    14%
                               ========  ========          =========  ========




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

     For our largest international region, EMEA, changes in currency exchange rates accounted for 9 and 7 percentage points of the reported revenue growth for the third quarter and first nine months of fiscal 2005, respectively. Excluding the effects of foreign currency, the EMEA Region revenues grew approximately 9% for the third quarter and approximately 8% year-to-date. Excluding the impact of changes in foreign currency, the increase over the prior year quarter and year-to-date periods was primarily driven by:

     -  Increased unit sales of footwear, apparel and equipment.
     - Sales increases in Italy, the UK and the emerging markets in Central Europe, Turkey and Russia. These increases were partially offset by lower sales in France, Germany and Northern Europe for the quarter and first nine months versus the same period last year.

     For the EMEA Region, futures orders scheduled for delivery from March through July 2005 were 7 percentage points higher than such orders for the comparable period of fiscal 2004. Changes in currency exchange rates contributed 2 percentage points of this growth. Excluding the changes in currency exchange rates, the growth was driven by an increase in the region's footwear unit orders and average selling price per pair. These increases were partially offset by decreases in the region's apparel unit orders and average selling price, primarily due to the significant amount of prior year orders related to the European Football Championships.

     EMEA pre-tax income for the third quarter of fiscal 2005 was $219.3 million, up 28% versus the prior year quarter. For the first nine months of fiscal 2005, pre-tax income grew 29% to $663.3 million. For the quarter and nine-month periods, higher revenues and gross margin improvements drove the increase, more than offsetting increased selling and administrative costs. The improved gross margins, which contributed 150 basis points and 100 basis points of growth to the third quarter and year-to-date consolidated gross margin percentage, respectively, were primarily the result of improved year-over-year currency hedge rates partially offset by reduced in-line pricing margins, and higher, less profitable closeout sales.

     In the Asia Pacific Region, 5 and 4 percentage points of revenue growth for the third quarter and first nine months of fiscal 2005, respectively, were due to changes in currency exchange rates. The following discussion excludes the impact of changes in foreign currency. Sales in each Asia Pacific business unit (footwear, apparel and equipment) grew versus last year's quarter and year-to-date periods. Significant revenue increase in China (driven by expansion of retail distribution and strong consumer demand) was the key growth driver for the quarter, partially offset by a slight revenue decline in Japan and lower sales in Australia. For the year-to-date period, significant growth in China and more modest increases in Japan and Taiwan were the key growth drivers, partially offset by lower sales in Korea and Australia.

     Pre-tax income for the Asia Pacific Region increased 16% versus the third quarter of fiscal 2004 to $100.4 million, and increased 6% to $275.8 million for the year-to-date period. For the quarter, higher revenues were partially offset by a reduction in the gross margin percentage and increased selling and administrative costs. For the first nine months of fiscal 2005, gross margin percentage improvements contributed to the increased profitability. The reduced gross margin percentage for the third quarter, which reduced the consolidated gross margin percentage improvement by 20 basis points, was primarily due to lower in-line pricing margins. The higher year-to-date gross margin percentage (which contributed 10 basis points to the consolidated gross margin percentage) was primarily due to the benefit of better year-over-year currency hedge rates, partially offset by lower profitability on in-line products.

     In the Americas Region, 3 percentage points of the revenue growth for the third quarter was due to changes in currency exchange rates. For the first nine months of fiscal 2005, changes in currency exchanges rates did not have a net impact on the revenue growth versus the same period last year. Excluding the currency exchange rate impact, sales in footwear and equipment were partially offset by declines in apparel sales in the third quarter, although sales in each Americas business unit grew for the year-to-date period. Excluding the currency effects, revenue growth for the quarter was driven by higher sales in South America, partially offset by lower sales in Canada. For the first nine months of fiscal 2005, higher sales in Mexico also contributed to the region's overall growth.

     In the third quarter of fiscal 2005, pre-tax income for the Americas Region increased 49% from the prior year quarter, to $23.2 million. Year-to-date fiscal 2005 pre-tax income increased 24% to $88.4 million. The increase in pre-tax income for the third quarter and year-to-date periods was attributable to higher revenues and an improved gross margin percentage, partially offset by higher selling and administrative costs. As investments in demand creation for the region were focused in the first quarter, pre-tax profitability for the third quarter grew at a rate significantly higher than that of the year-to-date period. The improved gross margin percentage contributed 10 basis points to the growth of the consolidated gross margin percentage for the third quarter and year-to-date periods.

     In the U.S. Region, the increase in footwear revenue was due to an increase in unit sales, accounting for 8 and 6 percentage points of the U.S. footwear growth for the third quarter and first nine months of fiscal 2005, respectively, and an increase in the average selling price per pair contributing 2 and 4 percentage points for the third quarter and nine-month periods, respectively. The increase in unit sales is due to increased consumer demand for performance product across categories. The increase in average selling price per pair for the third quarter and first nine months of fiscal 2005 was primarily due to a larger percentage of sales from performance products with a suggested retail price over $100.

     The increase in apparel sales for the third quarter and year-to-date periods was driven by increases in sales of branded apparel partially offset by declines in revenues generated by licensed apparel (due to the expiration of our license agreement with the NBA and a shift in consumer preference towards branded apparel). For the remainder of fiscal 2005, we expect revenues generated by licensed apparel to continue to be below prior year levels.

     For the U.S. Region, futures orders scheduled for delivery from March through July 2005 increased 9% versus the same period of the prior year. Futures orders increased due to both increased unit orders and average selling price per unit for wholesale footwear and apparel. As discussed above, these reported futures do not cover all components of our overall revenues, such as U.S. licensed apparel (expected to decrease as noted above), equipment, closeouts, at-once orders and retail sales. As a result, revenue growth for the fourth quarter of fiscal 2005 is expected to be below the reported futures growth.

     For the third quarter, U.S. Region pre-tax income was $259.5 million, a 10% increase versus the third quarter of fiscal 2004. Pre-tax income for the first nine months of fiscal 2005 increased 13% to $814.0 million. For the quarter and year-to-date periods, higher revenues and the improved gross margin percentage were partially offset by higher selling and administrative costs. The improved gross margins contributed 10 basis points and 20 basis of growth to the consolidated gross margin percentage for the third quarter and first nine months of fiscal 2005, respectively. The third quarter gross margin percentage improvement was primarily the result of a higher proportion of retail business within the total region revenues, partially offset by lower in-line pricing margins for the wholesale business. For the first nine months, gross margins also benefited from fewer, more profitable closeout sales.

     Revenues and pre-tax income for Other businesses in the third quarter and first nine months of fiscal 2005 include results from Bauer NIKE Hockey, Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. Exeter Brands Group LLC is a wholly owned subsidiary of NIKE, Inc., formed in the first quarter of fiscal 2005 to develop the Company's business in retail channels serving value-conscious consumers and to operate the business obtained in the acquisition of Official Starter Properties LLC and Official Starter LLC (collectively "Official Starter"). For the third quarter and year-to-date, the increase in Other revenues was primarily driven by growth at Cole Haan, Converse and NIKE Golf.

     Pre-tax income from the Other businesses improved to $23.9 million in the third quarter of fiscal 2005 versus $2.9 million in fiscal 2004 and improved to $85.0 million in the year-to-date period versus $5.3 million in the same period of last year. For the third quarter, improved profitability from each of the Other businesses contributed to the year-over-year improvement. The addition of Converse in the second quarter of fiscal 2004, which contributed 6 percentage points to the year-to-date growth in consolidated pre-tax income, combined with improved results from most of the Other businesses to drive the year-over-year improvement for the first nine months of fiscal 2005.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $1,081.1 million for the first nine months of fiscal 2005, compared to $975.4 million for the first nine months of fiscal 2004. Net income provided $862.1 million of cash flow over the first nine months of the current year, compared to $640.6 million in the first nine months of last year. This was partially offset by a current year use of cash to fund increases in working capital, versus cash provided by decreases in working capital in the prior year.

     In the current quarter, we purchased approximately 2.3 million shares of NIKE's Class B common stock for $199.8 million, bringing purchases for the first nine months of fiscal 2005 and to date under the program to 5.1 million shares for $403.5 million. The share repurchases were part of a $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared in the third quarter of fiscal 2005 were $0.25 per share of common stock.

Capital Resources

     The Company maintains a $750 million multi-year revolving credit facility with a group of banks. The maturity date is November 20, 2008 and the company can seek to have the facility extended for one additional year on the anniversary date. On the most recent anniversary date, the company elected not to extend the facility for one additional year, effectively changing the term to 4 years. All other terms and conditions are unchanged from those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004. No amounts are currently outstanding under the facility.

     Our long-term senior unsecured debt ratings remain at A and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at February 28, 2005 or May 31, 2004. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2004, will be sufficient to meet our operating and capital needs in the foreseeable future.

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

     On December 16, 2004, the FASB finalized FAS No. 123R "Share Based Payment," (FAS 123R) which will be effective for the first interim or annual reporting periods beginning after June 15, 2005. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the Securities and Exchange Commission
(SEC) issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff's views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

     We are currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model, the transition method to use upon adoption and the period in which to adopt the provisions of FAS 123R. The impact of the adoption of FAS 123R cannot be reasonably estimated at this time due to the factors discussed above as well as the unknown level of share-based payments granted in future years. The effect of expensing stock options on our results of operations using the Black-Scholes model is presented in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements
Note 6 - Stock-Based Compensation).

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2005.

     There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.


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


                           Part II - Other Information

Item 1.

Legal Proceedings

     There have been no significant developments from the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2004.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2005 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

December 1 - 31, 2004      176,000     $ 91.12          176,000            $  1,280.3
January 1 - 31, 2005       996,000     $ 87.66          996,000            $  1,193.0
February 1 - 28, 2005    1,130,000     $ 85.34        1,130,000            $  1,096.5
                         _________     _______        _________

Total                    2,302,000     $ 86.79        2,302,000
                         =========     =======        =========



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

                              NIKE, Inc.
                              An Oregon Corporation

                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  April 6, 2005