Form 10-K
period 2005-05-31
NIKE INC
filed 2005-07-29
CIK 320187

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005

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
None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934.     Yes ☑          No ☐
      As of November 30, 2004, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $471,095,424 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $15,809,818,070.
      As of July 25, 2005, the number of shares of the Registrant’s Class A Common Stock outstanding was 65,676,484 and the number of shares of the Registrant’s Class B Common Stock outstanding was 195,976,930.
DOCUMENTS INCORPORATED BY REFERENCE:
      Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 20, 2005 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page

PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	3
	International Markets	4
	Significant Customer	4
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	International Operations and Trade	6
	Competition	8
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	8
Item 2.	Properties	10
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 8.	Financial Statements and Supplemental Data	33
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	64

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2005 annual meeting of shareholders.)

Item 10.	Directors and Executive Officers of the Registrant	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions	65
Item 14.	Principal Accountant Fees and Services	65

PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
Signatures		S-1
EXHIBIT 12.1
EXHIBIT 21
EXHIBIT 31
EXHIBIT 32

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
      Our principal business activity is the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees, in over 160 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.
Products
      NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, cross-training, basketball, soccer, sport-inspired urban shoes, and children’s shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. We also market shoes designed for tennis, golf, baseball, football, bicycling, volleyball, wrestling, cheerleading, aquatic activities, hiking, outdoor activities and other athletic and recreational uses.
      We sell sports apparel covering most of the above categories, sports inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in “collections” of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.
      We sell a line of performance equipment under the NIKE® brand name, including golf clubs, sport balls, eyewear, timepieces, electronic media devices, skates, bats, gloves, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, cycling apparel, children’s clothing, school supplies and eyewear. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.
      Our wholly-owned subsidiary Converse Inc., headquartered in North Andover, Massachusetts, designs and distributes athletic and casual footwear, apparel and accessories under the Converse®, Chuck Taylor®, All Star®, One Star® and Jack Purcell® trademarks.
      We sell a line of dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan®, g Series© and Bragano© through our wholly-owned subsidiary, Cole Haan Holdings Incorporated, headquartered in Yarmouth, Maine.

      Our wholly-owned subsidiary Hurley International LLC, headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, and youth lifestyle apparel and footwear under the Hurley® brand name.
      Our wholly-owned subsidiary, Bauer NIKE Hockey Inc., headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, protective gear, hockey sticks, licensed apparel and accessories under the Bauer® and NIKE® brand names. Bauer also offers a full selection of products for street and roller hockey.
      In the fiscal quarter ended August 31, 2004 the Company formed Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, to develop the Company’s athletic footwear and apparel business in retail channels for value-conscious consumers, and to market and license athletic footwear and apparel under the Starter®, Shaq® and Asphalt® brand names, which we purchased during that quarter.
Sales and Marketing
      Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 60.
      We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment.
      Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must therefore respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through aggressive marketing. This is a continuing risk. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability.
United States Market
      In fiscal 2005, sales in the United States (including U.S. sales of Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley and NIKE Golf) accounted for approximately 46 percent of total revenues, compared to 47 percent in fiscal 2004 and 49 percent in fiscal 2003. We sell to approximately 22,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2005, our three largest customers accounted for approximately 31 percent of NIKE brand sales in the United States excluding sales from NIKE Golf and Bauer NIKE Hockey, and 26 percent of total sales in the United States.
      We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2005, 91 percent of our U.S. wholesale footwear shipments (excluding Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley and NIKE Golf) were made under the futures program, compared to 90 percent in fiscal 2004 and 91 percent in fiscal 2003. In fiscal 2005 and 2004, 71 percent of our U.S. wholesale apparel shipments (excluding U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley and NIKE Golf) were made under the futures program, compared to 67 percent in 2004 and 2003.

      We utilize 22 NIKE sales offices to solicit sales in the United States. We also utilize 9 independent sales representatives to sell specialty products for golf and outdoor activities. In addition, we sell NIKE brand products through our internet website, www.niketown.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number

NIKE factory stores (which carry primarily overstock and closeout merchandise)	77
NIKE stores (including NIKE Women Stores)	11
NIKETOWNs (designed to showcase NIKE products)	12
NIKE employee-only stores	4
Cole Haan, Converse, and Hurley stores (including factory and employee stores)	80

Total	184

      NIKE’s domestic distribution centers for footwear are located in Wilsonville, Oregon, and Memphis, Tennessee. Apparel and equipment products are shipped from our Memphis, Tennessee, Tigard, Oregon, and Foothill Ranch, California distribution centers. Cole Haan and Bauer NIKE Hockey products are distributed primarily from Greenland, New Hampshire, Converse products are shipped from Ontario and Fontana, California, and Hurley products are shipped from Costa Mesa, California.
International Markets
      We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees, in over 160 countries around the world. Non-U.S. sales (including non-U.S. sales of Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley and NIKE Golf) accounted for 54 percent of total revenues in fiscal 2005, compared to 53 percent in fiscal 2004 and 51 percent in fiscal 2003. We estimate that we sell to more than 37,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 21 distribution centers in Europe, Asia, Australia, Latin America, Africa and Canada. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 12 percent of non-U.S. sales.
      We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number

NIKE factory stores	129
NIKE stores and employee-only stores	8
NIKETOWNs	2
Cole Haan stores (including factory and employee stores)	51

Total	190

      International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, Croatia, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Malaysia, Mexico, New Zealand, The Netherlands, Norway, People’s Republic of China, The Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Vietnam.
Significant Customer
      Foot Locker Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 11 percent of global net sales of NIKE, Inc. during fiscal 2005. No other customer accounted for 10 percent or more of our net sales during fiscal 2005.

Orders
      Worldwide futures orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2005, were $6.3 billion compared to $5.7 billion for the same period last year. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although some orders may be cancelled. Reported futures orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Golf, and retail sales across all brands.
Product Research and Development
      We believe that our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, aid athletic performance and maximize comfort.
      In addition to NIKE’s own staff of specialists in the areas of biomechanics, exercise physiology, engineering, industrial design and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials and concepts for product improvement. Employee athletes and other athletes wear-test and evaluate products during the design and development process.
Manufacturing
      Virtually all of our footwear is produced outside of the United States. In fiscal 2005, contract suppliers in China, Vietnam, Indonesia and Thailand manufactured 36 percent, 26 percent, 22 percent and 15 percent of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Italy, Mexico and South Africa to manufacture footwear for sale primarily within those countries. Our largest single footwear supplier accounted for approximately 7 percent of total fiscal 2005 footwear production.
      Almost all of NIKE brand apparel production for sale to the United States market, and all of our apparel production for sale to the international market, was manufactured outside of the United States by independent contract manufacturers located in 38 countries. Most of this apparel production occurred in Bangladesh, China, Honduras, India, Indonesia, Malaysia, Mexico, Pakistan, Sri Lanka, Taiwan, Thailand, Turkey and Vietnam. Our largest single apparel supplier accounted for approximately 5 percent of total fiscal 2005 apparel production.
      The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films used to make AIR-SOLE cushioning components. NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, is our sole supplier of the AIR-SOLE cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.
      Since 1972, Sojitz Corporation of America (“Sojitz America”) and its predecessor, Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, have performed significant import-export financing services for us. During fiscal 2005, Sojitz America provided such financing services for nearly all of the NIKE brand products sold outside of the United States, Europe, Middle East, Africa and Japan, excluding products produced and sold in the same country. However, less than 11 percent of NIKE brand products, excluding products produced and sold in the same country, were sold outside of the United States, Europe, Middle East, Africa and Japan in fiscal 2005. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2008.
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
      As a result of the Trade Act of 2003, the United States implemented significant new Federal requirements for cargo security, focused on imports of containerized cargo. We are a significant importer of containerized cargo. Accordingly, we participate actively in appropriate governmental programs, such as the Customs Trade Partnership Against Terrorism (“C-TPAT”), to reduce risks of possible supply disruptions caused by U.S. and international cargo security mandates and terrorism.
      All of our products manufactured overseas and imported into the United States, the European Union and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, anti-dumping duties, quotas, safeguard measures, or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally and might adversely affect the sales or profitability of NIKE and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.
Footwear Imports into the European Union
      From 1994 through January 1, 2005, the European Union (“EU”) imposed limits (or “quotas”) on the import of certain types of footwear manufactured in China. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above 9 euros (“Special Technology Athletic Footwear” or “STAF”), was excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas did not have a material effect on our business. However, as part of China’s 2001 accession to the World Trade Organization (“WTO”), China entered into an agreement with the EU and other WTO members to abide by a special safeguard arrangement whereby quotas could be imposed on any product sourced in China, including footwear, if there was a surge in imports from China into another WTO country, and after a legal proceeding it was determined that such imports were injuring a domestic producer. Additionally, under longstanding WTO rules, all WTO member countries reserved the right to impose (1) safeguard measures (temporary quotas) if it can be demonstrated in a legal proceeding that increased imports are injuring another WTO member’s domestic industry; and (2) anti-dumping measures if it can be demonstrated in a legal proceeding that imports are being sold at an unfair low price in another WTO member’s home market, and those imports were causing or threatening to cause material injury to the domestic industry.

      Accordingly, with the phase-out of the quotas at the beginning of 2005, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia, and Thailand, there has been renewed pressure from some parts of the EU footwear manufacturing sector to re-impose some level of trade protection on imported footwear from China, India, Vietnam, and other exporting countries. In mid-2005 the European Commission, at the request of the European domestic footwear industry, initiated investigations into leather footwear imported from China and Vietnam. NIKE and all other major athletic footwear manufacturers are currently participating actively as respondents in this investigation and are taking the position that athletic footwear (i) should not be within the product scope of this investigation and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. We believe that our major competitors stand in much the same position of risk regarding these potential trade measures.

Expiration of the Textile and Apparel Multi-Fiber Arrangement
      Under the WTO, the Multi-Fiber Arrangement, a four-decade old agreement that allows WTO countries to impose quotas on the import of textile and apparel products, expired on January 1, 2005. This effectively meant that absent some other form of trade restrictions (see China discussion below) all trade of textile and apparel products between WTO members is free from quotas as of the end of the 2004 calendar year. Elimination of textile and apparel quotas is significant for NIKE and other textile and apparel companies as it provides these companies greater flexibility in their global sourcing decisions. At the same time, we are monitoring closely actions by textile and apparel importing countries to ensure that they do not unilaterally attempt to re-impose restrictions through some other legal mechanism, such as safeguards, anti-dumping measures, or in the case of China (as part of the agreement reached in China’s 2001 WTO accession), through the short-term re-imposition of quotas on certain categories of textile and apparel products in order to protect a domestic market from rising Chinese imports.
      We are currently monitoring potential restrictions by the United States and the European Union. In early 2005 the EU began consultations with China over imposition of quotas. However, as a result of those negotiations, in June of 2005, the EU and China reached an agreement which voluntarily limits the amount of apparel product China can export to the EU in particular categories until January 1, 2008. NIKE monitored these negotiations closely, adjusted its sourcing and distribution strategy, and as a result, the agreement has not had a material effect on our business.
      In early 2005 the United States launched provisional safeguard measures on several categories of apparel products from China. In May of 2005, the U.S. found that imports from China of certain apparel categories were causing market disruption to the U.S. industry and the United States reimposed quota on certain apparel categories. NIKE monitored these negotiations closely, adjusted its sourcing and distribution strategy, and as a result, the actions have not had a material effect on our business. We believe that our principal competitors face the same risks regarding these trade measures.

Vietnam Imports into the United States
      We currently source a portion of our footwear and apparel products from factories in Vietnam. In 2001, the United States Congress and the Vietnamese National Assembly approved a comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the U.S. and Vietnam. Following that approval, the U.S. granted an annual extension of NTR to Vietnam. The U.S. President must renew this grant annually with the opportunity for review by Congress. In June 2005, President Bush renewed NTR for Vietnam for an additional year and we anticipate Congress will support this decision, as it has done for the past four years. We currently believe that, absent unforeseen circumstances, the President will continue his annual extensions of NTR to Vietnam and that Congress will support the President’s decisions. The annual extensions on NTR will remain in place until Vietnam enters the WTO, at which time the U.S. must grant Vietnam permanent NTR. Vietnam’s WTO accession negotiations are ongoing, and may conclude as early as the end of 2005. Ongoing NTR trading status for Vietnam will allow us to expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced product to continue to enter the United States at NTR tariff rates.

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
      NIKE is the largest seller of athletic footwear and athletic apparel in the world. Performance and reliability of shoes, apparel, and equipment, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear, apparel and equipment industry. To help market our products, we contract with prominent and influential athletes, coaches, teams, colleges and sports leagues to endorse our brands and use our products, and we actively sponsor sporting events and clinics. We believe that we are competitive in all of these areas.
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
      NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR patents will not expire for several years. We also have hundreds of U.S. and foreign patents covering components, features, and designs used in various athletic and leisure shoes, apparel and equipment. These patents expire at various times, and have a remaining duration of from now to at least 2025, although the duration of patents varies by country. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.
Employees
      We had approximately 26,000 employees at May 31, 2005. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, with the exception of Bauer NIKE Hockey Inc. Of Bauer NIKE Hockey’s employees, approximately 33 percent, or approximately 157, are covered by two union collective bargaining agreements with two separate bargaining units. The collective bargaining agreements expire on various dates from 2005 through 2007. There has never been a material interruption of operations due to labor disagreements.
Executive Officers of the Registrant
      The executive officers of NIKE as of July 25, 2005 are as follows:
      Philip H. Knight, Chairman of the Board — Mr. Knight, 67, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

      William D. Perez, Chief Executive Officer and President — Mr. Perez, 57, joined NIKE in December 2004 as CEO and President. Immediately prior to joining NIKE, he was President and Chief Executive Officer of S. C. Johnson & Son, Inc., a household consumer products company in Racine, Wisconsin, a position he held since 1997. Mr. Perez joined S. C. Johnson & Son, Inc. in 1970, where he held a number of senior positions in marketing, regional management, and global management, becoming President and Chief Operating Officer of Worldwide Consumer Products in 1993. Mr. Perez is also a director of Kellogg Company, where he serves on the Audit Committee and the Consumer Marketing Committee.
      Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 47, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.
      Thomas E. Clarke, President of New Ventures — Dr. Clarke, 54, a director from 1994 to 2004, joined NIKE in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.
      Wesley A. Coleman, Vice President, Global Human Resources — Mr. Coleman, 55, has been employed by NIKE since 2002 in his current role. Prior to joining NIKE, he held a number of Human Resource positions over a 20-year period with S. C. Johnson & Son, Inc., including Vice President HR, North America and Vice President HR, Asia/ Pacific.
      Charles D. Denson, President of the NIKE Brand — Mr. Denson, 49, has been employed by NIKE since 1979. Mr. Denson held several positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, US Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.
      Gary M. DeStefano, President of USA Operations — Mr. DeStefano, 48, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, and President of USA Operations in 2001.
      Trevor Edwards, Vice President, Global Brand Management — Mr. Edwards, 42, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, US Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002.
      Mindy F. Grossman, Vice President of Global Apparel — Ms. Grossman, 47, joined NIKE in 2000. Prior to joining NIKE, she was President and Chief Executive Officer of Polo Jeans Company/ Ralph Lauren, a division of Jones Apparel Group, Inc. from 1995 to 2000. Prior to that, Ms. Grossman was Vice President of New Business Development at Polo Ralph Lauren Corp. from 1994 to 1995, President of The Warnaco Group Inc. Chaps Ralph Lauren division, and Senior Vice President of The Warnaco Group Inc. Menswear division from 1991 to 1994.
      Adam S. Helfant, Vice President, Global Sports Marketing — Mr. Helfant, 40, joined NIKE in 1995 in the Company’s legal department, and was appointed Director of Business Affairs for Global Sports Marketing in 1997, Director of Global Sports Marketing in 1998, Director of US Sports Marketing in 2001, Vice President of US Sports Marketing in 2003, and corporate Vice President, Global Sports Marketing in August 2004. Prior to joining NIKE, he was in private practice and an attorney for NHL Enterprises, Inc.

      P. Eunan McLaughlin, Vice President, Europe, Middle East & Africa — Mr. McLaughlin, 47, joined NIKE as Director of Sales, NIKE Europe in 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, and Vice President, Europe, Middle East & Africa in May 2004. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/ Ferry International from 1996 to 1999. From 1983 to 1996 Mr. McLaughlin held various positions with Mars, Inc. in finance, sales, marketing and general management.
      D. Scott Olivet, Vice President, NIKE Subsidiaries and New Business Development — Mr. Olivet, 43, joined NIKE in 2001. Prior to joining NIKE, he was a Senior Vice President of Gap Inc., responsible for real estate, store design, and construction across Gap, Banana Republic, and Old Navy brands from 1998 to 2001. Prior to that, Mr. Olivet was employed by Bain & Company, an international strategic consulting firm from 1984 to 1998 (a Partner from 1993 to 1998).
      Mark G. Parker, President of the NIKE Brand — Mr. Parker, 49, has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.
      Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 41, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Pricewaterhouse from 1987 to 1993.
      Lindsay D. Stewart, Vice President and Chief of Staff, and Secretary — Mr. Stewart, 58, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.
      Roland P. Wolfram, Vice President and General Manager, Asia Pacific — Mr. Wolfram, 45, joined NIKE as Vice President, Strategic Planning in 1998, and was appointed Vice President, Global Operations & Technology in 2002, and Corporate Vice President, Asia Pacific in April 2004. Prior to NIKE, Mr. Wolfram was Vice President and General Manager at Pacific Bell Video Services.

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
      There are three significant distribution and customer service facilities for NIKE brand products in the United States. Two of them are located in Memphis, Tennessee, one of which is leased, and one is located in Wilsonville, Oregon, which is owned by us. Cole Haan and Bauer NIKE Hockey also operate a distribution facility in Greenland, New Hampshire, which is owned by us. Smaller leased distribution facilities for other brands and subsidiaries are located in various parts of the country. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the Japan distribution facility located in Tomisatomachi, Japan, and the Europe distribution facility located in Laakdal, Belgium, both of which we own.

      We manufacture NIKE AIR-SOLE cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which are owned by us.
      Aside from the principal properties described above, we lease approximately 21 production offices outside the United States, approximately 100 sales offices and showrooms worldwide, and approximately 75 administrative offices worldwide. We lease approximately 377 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” on pages 3 and 4 of this report. Our leases expire at various dates through the year 2034.

Item 3.	Legal Proceedings
      There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted during the fourth quarter of the 2005 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 25, 2005, there were 19,054 holders of record of our Class B Common Stock and 20 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.
      We refer to the table entitled “Selected Quarterly Financial Data” in Item 6, which lists, for the periods indicated, the range of high and low closing sales prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our common stock for the 2005 and 2004 fiscal years.
      The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2005 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.

			Total Number of Shares	Maximum Dollar Value
		Average Price	Purchased as Part of	of Shares that May Yet
	Total Number of	Paid per	Publicly Announced	Be Purchased Under
Period	Shares Purchased	Share	Plans or Programs	the Plans or Programs

				(In millions)
March 1 – March 31, 2005	1,128,700	$85.48	1,128,700	$1,000.0
April 1 – April 30, 2005	448,500	$77.36	448,500	965.3
May 1 – May 31, 2005	276,300	$77.70	276,300	943.8

Total	1,853,500	$82.36	1,853,500

Item 6.	Selected Financial Data

	Financial History

	2005	2004	2003	2002	2001

	(In millions, except per share data and financial ratios)
Year Ended May 31,
Revenues	$13,739.7	$12,253.1	$10,697.0	$9,893.0	$9,488.8
Gross margin	6,115.4	5,251.7	4,383.4	3,888.3	3,703.9
Gross margin %	44.5%	42.9%	41.0%	39.3%	39.0%
Restructuring charge, net	—	—	—	—	0.1
Income before cumulative effect of accounting change	1,211.6	945.6	740.1	668.3	589.7
Cumulative effect of accounting change	—	—	266.1	5.0	—
Net income	1,211.6	945.6	474.0	663.3	589.7
Basic earnings per common share:
Income before accounting change	4.61	3.59	2.80	2.50	2.18
Cumulative effect of change in accounting principle	—	—	1.01	0.02	—
Net income	4.61	3.59	1.79	2.48	2.18
Diluted earnings per common share:
Income before accounting change	4.48	3.51	2.77	2.46	2.16
Cumulative effect of change in accounting principle	—	—	1.00	0.02	—
Net income	4.48	3.51	1.77	2.44	2.16
Average common shares outstanding	262.6	263.2	264.5	267.7	270.0
Diluted average common shares outstanding	270.3	269.7	267.6	272.2	273.3
Cash dividends declared per common share	0.95	0.74	0.54	0.48	0.48
Cash flow from operations	1,570.7	1,518.5	922.0	1,082.2	656.5
Price range of common stock
High	92.43	78.56	57.85	63.99	59.438
Low	68.61	49.60	38.53	40.81	35.188
At May 31,
Cash and equivalents	$1,388.1	$828.0	$634.0	$575.5	$304.0
Short-term investments	436.6	400.8	—	—	—
Inventories	1,811.1	1,650.2	1,514.9	1,373.8	1,424.1
Working capital	4,351.9	3,498.1	2,766.5	2,321.5	1,838.6
Total assets	8,793.6	7,908.7	6,821.1	6,440.0	5,819.6
Long-term debt	687.3	682.4	551.6	625.9	435.9
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	5,644.2	4,781.7	3,990.7	3,839.0	3,494.5
Year-end stock price	82.20	71.15	55.99	53.75	41.100
Market capitalization	21,462.3	18,724.2	14,758.8	14,302.5	11,039.5
Financial Ratios:
Return on equity	23.2%	21.6%	18.9%	18.2%	17.8%
Return on assets	14.5%	12.8%	11.2%	10.9%	10.1%
Inventory turns	4.4	4.4	4.4	4.3	4.0
Current ratio at May 31	3.2	2.7	2.4	2.3	2.0
Price/ Earnings ratio at May 31 (Diluted before accounting change)	18.3	20.3	20.2	21.8	19.0

      The Company’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At May 31, 2005, there were approximately 200,300 shareholders of Class A and Class B common stock, including beneficial owners who hold shares in nominee name.
Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

	(Unaudited)
	(In millions, except per share data and financial ratios)
Revenues	$3,561.8	$3,024.9	$3,148.3	$2,837.1	$3,308.2	$2,904.0	$3,721.4	$3,487.1
Gross margin	1,585.8	1,301.5	1,388.1	1,199.6	1,458.8	1,221.9	1,682.7	1,528.7
Gross margin %	44.5%	43.0%	44.1%	42.3%	44.1%	42.1%	45.2%	43.8%
Net income	326.8	261.2	261.9	179.1	273.4	200.3	349.5	305.0
Basic earnings per common share	1.24	0.99	0.99	0.68	1.04	0.76	1.34	1.16
Diluted earnings per common share	1.21	0.98	0.97	0.66	1.01	0.74	1.30	1.13
Average common shares outstanding	262.7	262.9	263.3	263.3	263.3	263.5	261.1	263.2
Diluted average common shares outstanding	269.8	267.2	271.1	269.5	271.7	271.1	268.5	270.8
Cash dividends declared per common share	0.20	0.14	0.25	0.20	0.25	0.20	0.25	0.20
Price range of common stock
High	77.34	57.50	87.80	67.48	92.43	74.60	88.52	78.56
Low	68.61	49.60	74.52	55.07	82.60	63.22	75.10	65.81

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      NIKE designs, develops and markets high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and athletic apparel in the world and sell our products primarily through a combination of retail accounts, NIKE-owned retail stores, independent distributors and licensees, in the United States and over 160 countries worldwide. Our goal is to deliver value to our shareholders by building a profitable portfolio of global footwear, apparel, equipment and accessories brands. Our strategy for building this portfolio is focused in four key areas:

•	Deepening our relationship with consumers;

•	Delivering superior, innovative products to the marketplace;

•	Making our supply chain a competitive advantage, through operational discipline and excellence; and

•	Accelerating growth through focused execution.
      By executing this strategy, we aim to deliver the following long-term financial goals:

•	High single digit revenue growth;

•	Mid-teens earnings per share growth;

•	Increased return on invested capital and accelerated cash flows; and

•	Consistent results through effective management of our diversified portfolio of businesses.

      In fiscal 2005 we met or surpassed these financial goals. Our revenues grew 12% to $13.7 billion, net income grew 28% to $1.2 billion, and we delivered diluted earnings per share of $4.48, a 28% increase versus fiscal 2004. The impact of foreign currency changes has had a favorable impact on this year’s consolidated results of operations, primarily as a contributor to the growth in our gross margin percentage. For fiscal 2005, our consolidated gross margin percentage increased 160 basis points to 44.5%. Additionally, we have improved our return on invested capital, increased free cash flow from operations and continued to return cash to shareholders through dividends and share repurchases. Although in any particular quarter or fiscal year we may not meet all of the financial goals outlined above, we continue to believe these are appropriate long-term goals.
Results of Operations

	2005	2004	% Change	2003	% Change

Revenues	$13,739.7	$12,253.1	12%	$10,697.0	15%
Cost of sales	7,624.3	7,001.4	9%	6,313.6	11%
Gross margin	6,115.4	5,251.7	16%	4,383.4	20%
Gross margin %	44.5%	42.9%		41.0%
Selling and administrative	4,221.7	3,702.0	14%	3,154.1	17%
% of Revenues	30.7%	30.2%		29.5%
Income before income taxes and cumulative effect of accounting change	1,859.8	1,450.0	28%	1,123.0	29%
Income before cumulative effect of accounting change	1,211.6	945.6	28%	740.1	28%
Net income	1,211.6	945.6	28%	474.0	99%
Diluted earnings per share — before accounting change	4.48	3.51	28%	2.77	27%
Diluted earnings per share	4.48	3.51	28%	1.77	98%

Fiscal 2005 Compared to Fiscal 2004

Consolidated Operating Results
      In fiscal 2005, consolidated revenues grew 12% versus fiscal 2004; three percentage points of this growth is attributed to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 4 percentage points to the consolidated revenue growth, as all three of our international regions posted higher revenues. The U.S. Region contributed 3 percentage points of the consolidated revenue growth for fiscal 2005. Sales in our Other businesses operating segment drove the remainder of the improvement of consolidated revenue growth for fiscal 2005. Converse, a component of the Other businesses, was acquired at the beginning of the second quarter of fiscal 2004. The comparison of a full year of results in fiscal 2005 versus a partial year in fiscal 2004 contributed 1 percentage point to the consolidated revenue growth. See the accompanying Notes to Consolidated Financial Statements (Note 15 — Acquisitions) for additional information related to the acquisition.
      During fiscal 2005, our consolidated gross margin percentage improved 160 basis points versus the prior year, from 42.9% to 44.5%. The primary factors contributing to the improved gross margin percentage for fiscal 2005 were as follows:

(1)	Higher gross margins in our international regions, driven primarily by our Europe, Middle East and Africa (EMEA) Region, accounted for 90 basis points of the overall margin improvement in fiscal 2005. This improvement was driven by changes in currency hedge rates, primarily the euro, partially offset by lower in-line pricing margins (net revenue for current product offerings minus product costs) and a higher percentage of less profitable closeout sales (non-current product offerings), the result of higher footwear and apparel closeout inventories in our EMEA and Asia Pacific regions (as discussed below):

(a)	Year-over-year hedge rate improvements contributed approximately 170 basis points to the fiscal 2005 consolidated gross margin percentage improvement.
We have hedged the majority of product purchases for fiscal 2006 and a significant portion of those are at more favorable rates than product purchases in fiscal 2005. Based on these hedge rates, we expect hedge rates to have a positive impact on our gross margin percentage during fiscal 2006 as compared to fiscal 2005, with the greater impact occurring during the first half of the year. See the accompanying Notes to Consolidated Financial Statements (Note 16 — Risk Management and Derivatives) for additional information on hedges.

(b)	Lower in-line pricing margins in EMEA and Asia Pacific were due to strategies to improve product value in these regions. In addition, increased levels of closeout sales and lower closeout pricing, the result of the liquidation of higher footwear and apparel closeout inventories this year, reduced the overall gross margin percentage improvement in those regions. Together, these factors resulted in a reduction in the consolidated gross margin percentage of about 60 basis points for fiscal 2005.

(2)	Higher gross margins in the U.S. Region contributed approximately 30 basis points to the improvement in the consolidated gross margin percentage for fiscal 2005. Fewer, more profitable closeouts in footwear drove the improvement partially offset by increased sales discounts (the result of increased sales to high volume accounts) and higher product costs and air freight incurred to meet strong footwear demand.

(3)	Improved gross margin percentages in our Other businesses represented 30 basis points of improvement for fiscal 2005. The addition of Converse (acquired in the second quarter of fiscal 2004) and Exeter Brands Group (formed in the first quarter of fiscal 2005) drove the gross margin percentage improvement. Both Exeter Brands Group and the international portion of Converse’s business operate on a licensing model, which carries higher gross margins and lower operating expenses than the remainder of our Other businesses.
      Fiscal 2005 selling and administrative expense, comprised of demand creation and operating overhead, grew 14% versus fiscal 2004. Three percentage points of the increase for fiscal 2005 were due to changes in currency exchange rates. The impact of a full fiscal year for Converse and the formation of Exeter Brands Group added one percentage point of growth.
      Demand creation (advertising and promotion) expense grew 16% to $1,600.7 million in fiscal 2005. Three percentage points of the increase in demand creation were due to changes in currency exchange rates. Excluding the impact of changes in foreign currency rates, the increase in demand creation spending for the fiscal year was attributable to higher spending on sports marketing endorsement contracts and events primarily in the U.S., EMEA and Asia Pacific regions (5 percentage points), higher advertising spending primarily in the EMEA Region (3 percentage points), and incremental investment in retail marketing in the U.S., EMEA and Asia Pacific regions (2 percentage points). The addition of Converse and formation of Exeter Brands Group contributed 2 percentage points of the demand creation increase for the year.
      Operating overhead for fiscal 2005 was $2,621.0 million, a 13% increase over fiscal 2004. Changes in currency exchange rates contributed 3 percentage points of the increase. Excluding the effects of foreign currency, operating overhead increases for fiscal 2005 were mainly attributable to higher personnel costs due to increased headcount, higher wages and benefits and increased incentive-based compensation for employees (4 percentage points), investments in emerging markets (such as China, India and our Central Europe, Middle East and Africa unit) and our Other businesses (3 percentage points), increased costs due to sales and leadership events (2 percentage points) and investments in NIKE-owned retail stores (1 percentage point).

      The most significant component of other expense, net, of $29.1 million for fiscal 2005 was foreign currency hedge losses. These losses are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information). The hedge losses reflect that the euro has strengthened since we entered into these hedge contracts. In fiscal 2004, foreign currency hedge losses were also the most significant component of other expense, net, of $74.7 million. The year-over-year improvement in other expense, net, for fiscal 2005 was mainly due to lower foreign currency hedge losses and lower net losses on asset disposals compared to those recorded in fiscal 2004.
      In 2005, net foreign currency losses in other expense, net, were more than offset by favorable translation of foreign currency denominated profits, most significantly in EMEA. Our estimate of the combined impact of lower foreign currency conversion losses and the favorable translation of foreign-currency denominated profits is a $95 million addition to consolidated income before income taxes compared to the prior year. If current exchange rates remain constant, we do not expect a significant impact on our consolidated income before income taxes related to foreign currency gains or losses and the offsetting translation for fiscal 2006 as compared to fiscal 2005.
      Our effective tax rate for fiscal 2005 was 34.9%, which is slightly higher than the fiscal 2004 rate of 34.8% primarily due to decreases in tax credits partially offset by lower taxes on foreign earnings in fiscal 2005.
      During the fourth quarter of fiscal 2005 we decided to repatriate $500 million of foreign earnings during fiscal 2006 under the American Jobs Creation Act (the “Act), which was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. We elected to repatriate a combination of foreign earnings for which U.S. taxes had previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on our income tax expense or our effective tax rate for the year.
      Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2005 were 9.5% higher than such orders reported for the comparable period of fiscal 2004. Approximately 1 point of this reported increase was due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, slightly higher average selling prices for both footwear and apparel contributed 1 point of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both footwear and apparel. As always, the reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Golf and retail sales across all brands.

Operating Segments
      The breakdown of revenues follows:

			FY05 vs.		FY04 vs.
			FY04		FY03
	Fiscal 2005	Fiscal 2004*	% CHG	Fiscal 2003*	% CHG

	(Dollars in millions)
U.S. Region
Footwear	$3,358.2	$3,070.4	9%	$3,019.5	2%
Apparel	1,457.7	1,433.5	2%	1,351.0	6%
Equipment	313.4	277.9	13%	266.9	4%

Total U.S.	5,129.3	4,781.8	7%	4,637.4	3%

EMEA Region
Footwear	2,500.0	2,232.2	12%	1,896.0	18%
Apparel	1,497.1	1,333.8	12%	1,133.1	18%
Equipment	284.5	261.7	9%	192.4	36%

Total EMEA	4,281.6	3,827.7	12%	3,221.5	19%

Asia Pacific Region
Footwear	962.9	855.3	13%	730.6	17%
Apparel	755.5	612.3	23%	497.8	23%
Equipment	178.9	143.2	25%	112.2	28%

Total Asia Pacific	1,897.3	1,610.8	18%	1,340.6	20%

Americas Region
Footwear	478.6	408.2	17%	334.8	22%
Apparel	169.1	159.5	6%	143.2	11%
Equipment	48.1	36.8	31%	31.1	18%

Total Americas	695.8	604.5	15%	509.1	19%

	12,004.0	10,824.8	11%	9,708.6	11%

Other	1,735.7	1,428.3	22%	988.4	45%

Total Revenues	$13,739.7	$12,253.1	12%	$10,697.0	15%

*	Certain prior year amounts have been reclassified to conform to fiscal year 2005 presentation.
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
      For EMEA, changes in foreign currency exchange rates accounted for 7 percentage points of the reported revenue growth in fiscal 2005. Excluding the effects of foreign currency, EMEA Region revenues grew 5 percent as each product business unit (footwear, apparel and equipment) experienced growth. The following analysis excludes the impact of changes in foreign currency. The increase over the prior year was primarily driven by increased unit sales of footwear, apparel and equipment partially offset by declines in the average prices in each of the business units. Although apparel and equipment business units experienced growth for fiscal 2005, revenues fell slightly in the fourth quarter primarily due to comparisons to very strong sales in the prior year’s fourth quarter related to the 2004 European Football Championships. For fiscal 2005, sales increases in the emerging markets in our Central Europe, Middle East and Africa unit, along with sales increases in the UK and Italy, drove the growth. These increases were partially offset by lower sales in France, Germany and Northern Europe.

      For the EMEA Region, futures orders scheduled for delivery from June through November 2005 were 7 percentage points higher than such orders received for the comparable period of fiscal 2004. Changes in currency exchange rates contributed 2 percentage points of this growth. Excluding the changes in currency exchange rates, the growth was driven by an increase in the region’s footwear and apparel unit orders and increases in apparel’s average price. These increases were partially offset by a decrease in the region’s footwear average price per pair, partially due to strategies to improve the product value.
      EMEA pre-tax income for fiscal 2005 was $917.5 million, up 23% versus the prior year. Higher revenues and gross margin improvements drove the increase, more than offsetting increased selling and administrative costs. The improved gross margins, which contributed 90 basis points of growth to the consolidated gross margin percentage, were primarily the result of improved year-over-year hedge rates partially offset by reduced in-line pricing margins and higher, less profitable closeout sales.
      In the Asia Pacific Region, 4 percentage points of reported revenue growth for the fiscal year were due to changes in currency exchange rates. The following analysis excludes the impact of changes in foreign currency. Sales in each Asia Pacific product business unit grew versus fiscal 2004 with the growth primarily due to unit volume; average price per unit increased slightly. Significant revenue increases in China (driven by expansion of retail distribution and strong consumer demand) and increases in every other country in the region except Australia and New Zealand were the key growth drivers for fiscal 2005.
      For the Asia Pacific Region, futures orders scheduled for delivery from June through November 2005 were 11 percentage points higher than such orders received for the comparable period of fiscal 2004. Changes in currency exchange rates contributed 2 percentage points of this growth. Excluding the changes in currency exchange rates, the growth was driven by an increase in the region’s footwear and apparel unit orders. These increases were partially offset by a decrease in the region’s average selling price per unit for footwear and apparel.
      Pre-tax income for the Asia Pacific Region increased 13% versus fiscal 2004 to $399.8 million. Higher revenues were partially offset by a lower gross margin percentage and increased selling and administrative costs. The reduced gross margin percentage, which had a minimal negative impact on the net overall consolidated gross margin percentage change, was primarily attributable to less profitable closeout sales and reduced in-line pricing margins due to strategies to improve the product value, partially offset by better year-over-year currency hedge rates.
      In the Americas Region, 1 percentage point of the revenue growth for fiscal 2005 was due to changes in currency exchange rates. Excluding the effects of changes in foreign currency, sales in each Americas product business unit grew in fiscal 2005. The revenue growth was driven primarily by higher sales in Central and South America, partially offset by lower sales in Canada.
      In fiscal 2005, pre-tax income for the Americas Region increased 21% from the prior year, to $117.6 million. The increase in pre-tax income was attributable to higher revenues and an improved gross margin percentage, partially offset by higher selling and administrative costs. The improved gross margin percentage had a minimal impact on the consolidated gross margin percentage improvement.
      In the U.S. Region, revenues for fiscal 2005 grew 7% versus fiscal 2004, as revenues increased in each product business unit. The increase in footwear revenue was due to a 5 percentage point increase in unit sales and a 4 percentage point increase in the average price per pair. The increases in unit sales and the average price per pair are due to increased consumer demand for performance products, especially those with a suggested retail price over $100.
      The increase in apparel sales for fiscal 2005 was driven by volume increases in branded apparel, partially offset by a decline in revenue from sales of licensed apparel. The decline in revenue from licensed apparel was due to the expiration of our license agreement with the NBA, in the second quarter of fiscal 2005, and a shift in consumer preference towards branded apparel. For the first quarter and into the second quarter of fiscal 2006, we expect revenues generated by licensed apparel to be below the prior year levels due to the expiration of the agreement with the NBA.

      For the U.S. Region, futures orders scheduled for delivery from June through November 2005 increased 9 percentage points versus the same period of the prior year. Futures orders increased due to unit growth for both footwear and apparel and higher average price per pair for footwear. As discussed above, these reported futures do not cover all components of our overall revenues, such as U.S. licensed apparel (expected to decrease as noted above), equipment, closeouts, at-once orders and retail sales. As a result, revenue growth for the U.S. Region for the first quarter of fiscal 2006 is expected to be below the reported futures growth.
      For fiscal 2005, pre-tax income for the U.S. Region was $1,125.8 million, a 12% increase versus fiscal 2004. Higher revenues and improved gross margin percentage drove the increase, more than offsetting higher selling and administrative costs. The improved gross margin percentage contributed 30 basis points of growth to the consolidated gross margin percentage growth and was primarily the result of fewer, more profitable closeouts partially offset by increased discounts and higher product costs and air freight incurred to meet strong footwear demand.
      Revenues and pre-tax income for our Other businesses in fiscal 2005 include results from Bauer NIKE Hockey Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf and Exeter Brands Group LLC. Exeter Brands Group LLC is a wholly owned subsidiary of NIKE, Inc., formed in the first quarter of fiscal 2005 to develop the Company’s business in retail channels serving value-conscious consumers and to operate the business obtained in the acquisition of Official Starter Properties LLC and Official Starter LLC (collectively “Official Starter”). For fiscal 2005, the addition of Converse, acquired in the second quarter of fiscal 2004, and the formation of Exeter Brands Group together drove 12 percentage points of the Other business revenue increase of 22% over fiscal 2004. The remainder of the increase was driven by revenue growth at Cole Haan, NIKE Golf and Hurley.
      Pre-tax income from the Other businesses improved to $153.9 million in fiscal 2005, versus income of $75.3 million in fiscal 2004. The year-over-year improvement was driven by the addition of Converse, improved results from Cole Haan and Bauer and the formation of the Exeter Brands Group.

Fiscal 2004 Compared to Fiscal 2003

Consolidated Operating Results
      In fiscal 2004, consolidated revenues grew 15% versus fiscal 2003; seven percentage points of this growth were due to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 3 percentage points to the consolidated revenue growth and all three of our international regions posted higher revenues, with our Asia Pacific Region making the largest contribution. Converse, which was acquired at the beginning of the second quarter of fiscal 2004, contributed 2 percentage points of consolidated revenue growth. Improved sales in the U.S. Region and increases in our Other businesses drove the balance of the consolidated revenue growth.
      During fiscal 2004, our consolidated gross margin percentage improved 190 basis points versus the prior year, from 41.0% to 42.9%. The primary factors contributing to the improved gross margin percentage for fiscal 2004 were as follows:

(1)	Changes in hedge rates, primarily the euro, represented 70 basis points of improvement for fiscal 2004. The positive impact of hedge rates on the fiscal 2004 gross margin percentage was most significant in the fourth quarter, contributing 140 basis points of the year-over-year quarterly improvement.

(2)	Higher in-line pricing margins drove approximately 70 basis points of the improvement in the consolidated gross margin percentage for fiscal 2004. This was primarily attributable to improved footwear margins as a result of lower product costs due to manufacturing efficiencies, reduced materials costs and lower air freight.

(3)	Improved profitability on wholesale closeout sales, primarily in the U.S. and EMEA regions due to improved closeout pricing margins, partially offset by increased obsolescence reserves due to a less favorable mix of product remaining in closeout inventory. These factors represented approximately 10 basis points of the improvement in the consolidated gross margin percentage for fiscal 2004.

(4)	Most of the remaining increase was due to improved gross margin percentages for NIKE-owned retail stores in the U.S. and EMEA regions, which contributed approximately 30 basis points of the improvement in consolidated gross margins for fiscal 2004.
      Fiscal 2004 selling and administrative expense grew 17% versus fiscal 2003. Demand creation expense grew 18% to $1,377.9 million in fiscal 2004. Seven percentage points of the increase in demand creation were due to changes in currency exchange rates. Excluding the impact of changes in foreign currency rates, the increase in demand creation spending for the fiscal year was attributable to higher spending on endorsement contracts in the U.S., primarily basketball (3 percentage point impact), incremental investment in retail marketing in the U.S., EMEA and Asia Pacific regions (3 percentage point impact), and higher advertising spending in the Asia Pacific region (1 percentage point impact). The addition of Converse contributed 2 percentage points of the demand creation increase for the year.
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
      Other expense, net, was $74.7 million for fiscal 2004 compared to $77.5 million in fiscal 2003. In both years, the most significant component of other expense, net, was foreign currency hedge losses. The hedge losses reflect that the euro strengthened considerably since we entered into these hedge contracts. Also included in other expense, net, for fiscal 2004 was an increase in net losses on asset disposals, including a loss of $5.3 million on land gifted to the NIKE Foundation in the first quarter.
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

Operating Segments
      For EMEA, changes in foreign currency exchange rates accounted for 17 percentage points of the reported increase in revenues in fiscal 2004. The remaining increase over the prior year was primarily driven by NIKE-owned retail (due to the addition of new stores in fiscal 2004) and increased footwear volume (led by soccer products). Excluding the impact of currency exchange movements, sales in each EMEA business unit grew versus fiscal 2003.
      EMEA pre-tax income for fiscal 2004 was $744.0 million, up 43% versus the prior year. Higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The improved gross margins were primarily the result of improved year-over-year hedge rates and higher in-line and closeout pricing margins.
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
      Pre-tax income for the Asia Pacific Region increased to $352.3 million in fiscal 2004, up 22% versus fiscal 2003. Higher revenues and gross margin improvements drove the increase, more than offsetting incremental selling and administrative costs. The higher gross margins were primarily attributable to higher in-line pricing margins and the benefit of better hedge rates on product purchases, partially offset by lower profitability of closeouts.
      In the Americas Region, revenues increased 19% compared to fiscal 2003, with 8 percentage points of the growth due to changes in currency exchange rates. Excluding the currency effects, the revenue growth was driven primarily by stronger consumer demand in South America and sales in each Americas business unit grew versus fiscal 2003.
      In fiscal 2004, pre-tax income for the Americas Region increased 6% from the prior year, to $97.4 million. The increase in pre-tax income was attributable to changes in currency exchange rates slightly offset by reduced gross margins and higher selling and administrative costs. Gross margins fell due to lower in-line pricing margins as well as weaker currency exchange rates in Mexico.
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
      For fiscal 2004, pre-tax income for the U.S. Region was $1,007.3 million, a 6% increase versus fiscal 2003. Higher revenues and gross margins drove the increase, more than offsetting higher selling and administrative costs. The improved gross margins were primarily the result of higher in-line and closeout pricing margins and expanded retail margins.
      Revenues for Other businesses grew 45% in fiscal 2004 compared to fiscal 2003; the addition of Converse contributed 23 percentage points of the increase. The remainder of the increase was due to revenue growth at NIKE Golf, Cole Haan, Hurley and Bauer NIKE Hockey.
      Pre-tax income for Other businesses improved to $75.3 million in fiscal 2004, versus income of $7.9 million in fiscal 2003. The addition of Converse, combined with improved results from NIKE Golf and Cole Haan, drove the year-over-year improvement.

Liquidity and Capital Resources

Fiscal 2005 Cash Flow Activity
      Cash provided by operations was $1.6 billion in fiscal 2005, compared to $1.5 billion in fiscal 2004. Our primary source of operating cash flow was net income of $1.2 billion. In fiscal 2005, cash provided by operations was not significantly affected by the net change in working capital. In fiscal 2004, a net decrease in working capital provided $193.2 million in cash flow primarily due to improved cash management of our accounts receivable and timing of inventory receipts and vendor payments.
      Cash used by investing activities during fiscal 2005 was $360.4 million, compared to $950.6 million invested during fiscal 2004. The most significant uses of cash for investing activities in fiscal 2005 were net additions to property, plant and equipment of $250 million, and a net increase in short-term investments (purchases partially offset by the maturities). The additions to property, plant and equipment reflect capital expenditures on computer equipment and software (to support both normal business operations and our supply chain systems upgrade), and continued investment in NIKE-owned retail stores. The improvement over the prior year was primarily due to lower net purchases of short-term investments and lower costs associated with the acquisition of subsidiaries.
      In fiscal 2005 and since inception of our current share repurchase program, we purchased approximately 6.9 million shares of NIKE’s Class B common stock for $556.2 million. The share repurchases were part of a four-year $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. We expect to continue to fund this program from operating cash flow. The timing and the ultimate amount of shares purchased under the program will be dictated by our capital needs and stock market conditions.
      Dividends declared per share of common stock for fiscal 2005 were $0.95, compared to $0.74 in fiscal 2004. We have paid a dividend every quarter since February 1984. Our current dividend policy is to provide an annual dividend equal to 20% to 30% of the trailing twelve-months’ earnings per share paid out on a quarterly basis. We review our dividend policy from time to time, and based upon current projected earnings and cash flow requirements we anticipate continuing to pay a quarterly dividend in the foreseeable future.

Contractual Obligations
      Our long-term contractual obligations as of May 31, 2005 are as follows:

	Cash Payments Due During the Year Ended May 31,

Description of Commitment	2006	2007	2008	2009	2010	Thereafter	Total

	(In millions)
Operating Leases	$186.7	$157.6	$135.3	$112.9	$97.8	$556.3	$1,246.6
Long-term Debt	6.2	256.2	31.2	6.2	31.2	353.5	684.5
Endorsement Contracts(1)	400.3	405.0	276.9	182.3	102.9	317.6	1,685.0
Product Purchase Obligations(2)	1,858.2	2.8	—	—	—	—	1,861.0
Other(3)	250.5	75.9	26.1	25.5	2.1	1.3	381.4

Total	$2,701.9	$897.5	$469.5	$326.9	$234.0	$1,228.7	$5,858.5

(1)	The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.

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

(2)	We generally order product four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet.

(3)	Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Consolidated Balance Sheet.
      Excluded from the table above is a commitment to an outsourcing contractor that provides us with information technology operations management services through fiscal 2006. The amount of the payments in future years depends on our level of monthly use of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2005, we would be required to provide the contractor with four months’ notice and pay a termination fee of $13.4 million. Our monthly payments to the contractor currently approximate $7 million. Subsequent to May 31, 2005, we extended this contract through fiscal 2008 with substantially the same terms as noted above; however, the termination fee increased to approximately $19 million upon execution of the renewed contract and our estimated monthly payments decreased to approximately $6 million.
      We also have the following outstanding short-term debt obligations as of May 31, 2005. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of
May 31, 2005

(In millions)
Notes payable, due at mutually agreed-upon dates, generally ninety days from issuance or on demand	$69.8
Payable to Sojitz Corporation of America (Sojitz America) for the purchase of inventories, generally due sixty days after shipment of goods from a foreign port	$53.1
      As of May 31, 2005, letters of credit of $555.0 million were outstanding, primarily for the purchase of inventory. All letters of credit generally expire within one year.

Capital Resources
      In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements. During fiscal 2005, there were no medium-term notes issued under the program. In previous years $240.0 million in medium-term notes were issued under the program. Currently, $760 million remains available to be issued under the shelf registration. We may issue additional notes under the shelf registration in fiscal 2006 depending on general corporate needs.
      As of May 31, 2005, we had a multi-year $750 million revolving credit facility in place with a group of banks, and we currently have no amounts outstanding under the facility. The maturity date is November 20,

2008 and the facility can be extended for one additional year on the anniversary date. Based on our current long-term senior unsecured debt ratings of A+ and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.18%. The facility fee is 0.07% of the total commitment.
      If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2005, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
      Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2005 or May 31, 2004. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
      We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.
Recently Issued Accounting Standards
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for our fiscal year beginning June 1, 2006. We are currently evaluating the provisions of FAS 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.
      On December 16, 2004, the FASB finalized SFAS No. 123R “Share Based Payment,” (FAS 123R) which, after the Securities and Exchange Commission (SEC) amended the compliance dates on April 15, 2005, will be effective for our fiscal year beginning June 1, 2006. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
      We are currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of FAS 123R is not known at this time due to these factors as well as the unknown level of share-based payments granted in future years. The effect on our results of operations of expensing stock options using the Black-Scholes model is presented in the accompanying Notes to Consolidated Financial Statements (Note 1 — Significant Accounting Policies).
      Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. Our pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had we been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, we would have recognized additional stock-based compensation expense in our pro forma disclosure of the effect of expensing stock options presented in the accompanying Notes to Consolidated Financial Statements (Note 1 — Significant Accounting Policies) of $0.05 per diluted share in fiscal 2005, 2004 and 2003.
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
      As discussed further above, upon adoption of FAS 142 in fiscal 2003, we recorded an impairment charge related to goodwill and other indefinite-lived intangible assets of $266.1 million. This charge is shown on our consolidated statement of income as the cumulative effect of accounting change. Subsequent to adoption, any goodwill impairment charges would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and cumulative effect of accounting change. Other indefinite-lived intangible asset impairment charges would be classified as other expense, net.
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

Hedge Accounting for Derivatives
      We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended and interpreted (FAS 133) have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other expense, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

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
      In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested offshore, thus reducing our overall income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.
      We carefully review all factors that drive the ultimate disposition of foreign earnings determined to be reinvested offshore, and apply stringent standards to overcoming the presumption of repatriation. Despite this approach, because the determination involves our future plans and expectations of future events, the possibility exists that amounts declared as indefinitely reinvested offshore may ultimately be repatriated. For instance, the actual cash needs of our U.S. entities may exceed our current expectations, or the actual cash needs of our foreign entities may be less than our current expectations. This would result in additional income tax expense in the year we determined that amounts were no longer indefinitely reinvested offshore. Conversely, our approach may also result in a determination that accumulated foreign earnings (for which U.S. income taxes have been provided) will be indefinitely reinvested offshore. In this case, our income tax expense would be reduced in the year of such determination.
      On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding significant or infrequently occurring items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

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
      When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2005 we had forward contracts hedging anticipated transactions that will be recognized in as many as 24 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our European and Japanese subsidiaries. We use forward contracts to hedge non-functional currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in euros, Japanese yen, Canadian dollars, Korean won, Australian dollars, and Mexican pesos.
      Our earnings are also exposed to movements in short and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows, and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of medium and long-term fixed rate debt, commercial paper, and bank loans and have entered into interest rate swaps.
Market Risk Measurement
      We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (VaR). Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. dollar denominated debt, and fixed interest rate Japanese yen denominated debt.
      We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/ co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only, and does not include the impact of such rate fluctuations on non-functional currency transactions (such as anticipated transactions, firm commitments, cash balances, and accounts and loans receivable and payable), including those which are hedged by these instruments.
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
      The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $25.7 and $24.9 million at May 31, 2005 and May 31, 2004, respectively. The increase in VaR as of May 31, 2005 occurred due to a larger portfolio of foreign currency derivative instruments which was largely offset by the effect of lower currency volatility on existing trades on the May 31, 2005 VaR computation versus the May 31, 2004 VaR computation. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $37.2 million and $50.0 million for fiscal 2005 and fiscal 2004, respectively.

      Details of other market-sensitive financial instruments and derivative financial instruments not included in the VaR calculation above are provided in the table below, except the interest rate swaps which are described below. These instruments include intercompany loans denominated in non-functional currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date
	Year Ended May 31,

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value

	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	$—	—	—	—	—	270.4	$270.4	$270.4
Average interest rate	—	—	—	—	—	4.1%	4.1%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	$67.8	—	—	—	—	—	$67.8	$67.8
Average interest rate	5.0%	—	—	—	—	—	5.0%
U.S. Dollar Functional Currency
Intercompany loan — Japanese yen denominated — Variable rate
Principal payments	$202.7	—	—	—	—	—	$202.7	$202.7
Average interest rate	0.4%	—	—	—	—	—	0.4%
Intercompany loan — Canadian dollar denominated — Fixed rate
Principal payments	$41.2	—	—	—	—	—	$41.2	$41.2
Average interest rate	2.9%	—	—	—	—	—	2.9%
Korean Won Functional Currency
Intercompany loan — U.S. Dollar denominated — Fixed rate
Principal payments	$40.8	—	—	—	—	—	$40.8	$40.8
Average interest rate	3.3%	—	—	—	—	—	3.3%
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.2	6.2	6.2	6.2	6.2	161.9	192.9	$218.1
Average interest rate	3.4%	3.4%	3.4%	3.5%	3.5%	2.6%	2.9%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.2	6.2	6.2	6.2	6.2	161.9	192.9	$218.1
Average interest rate	3.4%	3.4%	3.4%	3.5%	3.5%	2.6%	2.9%
U.S. Dollar Functional Currency
Long-term U.S. dollar debt — Fixed rate
Principal payments	$—	250.0	25.0	—	25.0	190.0	$490.0	$502.9
Average interest rate	5.3%	5.2%	5.1%	5.1%	5.1%	5.1%	5.1%

      Intercompany loans and related interest amounts eliminate in consolidation. Intercompany loans are generally hedged against foreign exchange risk through the use of forward contracts with third parties, as discussed above.
      The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by two of our Japanese subsidiaries. Accordingly, the monthly remeasurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive income upon the consolidation of these subsidiaries.
      There were no significant changes in debt market risks during fiscal 2005. We did not issue any long-term fixed-rate corporate bonds during fiscal 2005; however, during fiscal 2002, 2003 and fiscal 2004 we issued a total of $490 million in long-term fixed-rate corporate bonds that mature between August 2006 and October 2015. Fixed interest rates on these bonds range from 4.7% to 5.66%. For each of the bonds issued in fiscal 2002, 2003 and fiscal 2004, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the bonds and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. As a result of the interest rate swap agreements the average effective interest rate payable on these bonds was 4.17% at May 31, 2005 and 2.4% at May 31, 2004. Each swap has the same notional amount and maturity date as the corresponding bond, except for one swap for a $50 million bond issued in fiscal 2004. The $50 million bond issued in fiscal 2004 matures in October 2013 whereas the associated interest rate swap expires in October 2006. These interest rate swaps are accounted for as fair value hedges, so changes in the recorded fair values of the swaps are offset by changes in the recorded fair value of the related debt, except for the $50 million swap expiring in October 2006 which is not accounted for as a hedge. Accordingly, changes in the fair value of this swap are recorded to net income each period. The recorded fair value of the interest rate swaps accounted for as fair value hedges was a net $9.0 million gain at May 31, 2005 and a $3.3 million gain at May 31, 2004. The recorded fair value of the $50 million interest rate swap expiring October 2006 was not material for the years ended May 31, 2005 and 2004.
      In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income each period. The recorded fair value of the swap was not material for the years ended May 31, 2005, 2004 and 2003.
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
      An Internal Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of four outside directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as they deem appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 31, 2005.
      Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
      PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements, (2) management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2005 and (3) the effectiveness of our internal control over financial reporting as of May 31, 2005, as stated in their report herein.

William D. Perez Chief Executive Officer and President	Donald W. Blair Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of NIKE, Inc.:
      We have completed an integrated audit of NIKE, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(A)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(A)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      As discussed in Note 4 to the consolidated financial statements, effective June 1, 2002, the Company changed its method of accounting for goodwill and intangible assets in accordance with the Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Portland, Oregon
July 27, 2005

NIKE, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,

	2005	2004	2003

	(In millions, except per share data)
Revenues	$13,739.7	$12,253.1	$10,697.0
Cost of sales	7,624.3	7,001.4	6,313.6

Gross Margin	6,115.4	5,251.7	4,383.4
Selling and administrative	4,221.7	3,702.0	3,154.1
Interest expense, net (Notes 1, 6 and 7)	4.8	25.0	28.8
Other expense, net (Note 16)	29.1	74.7	77.5

Income before income taxes and cumulative effect of accounting change	1,859.8	1,450.0	1,123.0
Income taxes (Note 8)	648.2	504.4	382.9

Income before cumulative effect of accounting change	1,211.6	945.6	740.1
Cumulative effect of accounting change, net of income taxes of ($-, $- and $-) (Note 4)	—	—	266.1

Net income	$1,211.6	$945.6	$474.0

Basic earnings per common share — before accounting change (Notes 1 and 11)	$4.61	$3.59	$2.80
Cumulative effect of accounting change	—	—	1.01

	$4.61	$3.59	$1.79

Diluted earnings per common share — before accounting change (Notes 1 and 11)	$4.48	$3.51	$2.77
Cumulative effect of accounting change	—	—	1.00

	$4.48	$3.51	$1.77

Dividends declared per common share	$0.95	$0.74	$0.54

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.
CONSOLIDATED BALANCE SHEETS

	May 31,

	2005	2004

	(In millions)
ASSETS
Current Assets:
Cash and equivalents	$1,388.1	$828.0
Short-term investments	436.6	400.8
Accounts receivable, less allowance for doubtful accounts of $80.4 and $95.3	2,262.1	2,120.2
Inventories (Note 2)	1,811.1	1,650.2
Deferred income taxes (Note 8)	110.2	165.0
Prepaid expenses and other current assets	343.0	364.4

Total current assets	6,351.1	5,528.6

Property, plant and equipment, net (Note 3)	1,605.8	1,611.8
Identifiable intangible assets, net (Note 4)	406.1	366.3
Goodwill (Note 4)	135.4	135.4
Deferred income taxes and other assets (Note 8)	295.2	266.6

Total assets	$8,793.6	$7,908.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt (Note 7)	$6.2	$6.6
Notes payable (Note 6)	69.8	146.0
Accounts payable (Note 6)	843.9	780.4
Accrued liabilities (Notes 5 and 16)	984.3	979.3
Income taxes payable	95.0	118.2

Total current liabilities	1,999.2	2,030.5

Long-term debt (Note 7)	687.3	682.4
Deferred income taxes and other liabilities (Note 8)	462.6	413.8
Commitments and contingencies (Notes 14 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ Equity:
Common Stock at stated value (Note 10):
Class A convertible — 71.9 and 77.6 shares outstanding	0.1	0.1
Class B — 189.2 and 185.5 shares outstanding	2.7	2.7
Capital in excess of stated value	1,182.9	887.8
Unearned stock compensation	(11.4)	(5.5)
Accumulated other comprehensive income (loss) (Note 13)	73.4	(86.3)
Retained earnings	4,396.5	3,982.9

Total shareholders’ equity	5,644.2	4,781.7

Total liabilities and shareholders’ equity	$8,793.6	$7,908.7

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Cash provided (used) by operations:
Net income	$1,211.6	$945.6	$474.0
Income charges not affecting cash:
Cumulative effect of accounting change	—	—	266.1
Depreciation	257.2	255.2	239.3
Deferred income taxes	21.3	19.0	55.0
Amortization and other	30.5	58.3	23.2
Income tax benefit from exercise of stock options	63.1	47.2	12.5
Changes in certain working capital components:
(Increase) decrease in accounts receivable	(93.5)	97.1	(136.3)
Increase in inventories	(103.3)	(55.9)	(102.8)
Decrease (increase) in prepaids and other current assets	71.4	(103.6)	60.9
Increase in accounts payable, accrued liabilities and income taxes payable	112.4	255.6	30.1

Cash provided by operations	1,570.7	1,518.5	922.0

Cash provided (used) by investing activities:
Purchases of short-term investments	(1,527.2)	(400.8)	—
Maturities of short-term investments	1,491.9	—	—
Additions to property, plant and equipment	(257.1)	(214.8)	(185.9)
Disposals of property, plant and equipment	7.2	11.6	14.8
Increase in other assets	(39.1)	(53.4)	(46.3)
Increase (decrease) in other liabilities	11.1	(4.1)	1.8
Acquisition of subsidiary, net of cash acquired	(47.2)	(289.1)	—

Cash used by investing activities	(360.4)	(950.6)	(215.6)

Cash provided (used) by financing activities:
Proceeds from long-term debt issuance	—	153.8	90.4
Reductions in long-term debt including current portion	(9.2)	(206.6)	(55.9)
Decrease in notes payable	(81.7)	(0.3)	(351.1)
Proceeds from exercise of stock options and other stock issuances	226.8	253.6	44.2
Repurchase of stock	(556.2)	(419.8)	(196.3)
Dividends — common and preferred	(236.7)	(179.2)	(137.8)

Cash used by financing activities	(657.0)	(398.5)	(606.5)

Effect of exchange rate changes	6.8	24.6	(41.4)

Net increase in cash and equivalents	560.1	194.0	58.5
Cash and equivalents, beginning of year	828.0	634.0	575.5

Cash and equivalents, end of year	$1,388.1	$828.0	$634.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$33.9	$37.8	$38.9
Income taxes	585.3	418.6	330.2
The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
							Accumulated
					Capital in		Other
	Class A		Class B		Excess of	Unearned	Comprehensive
					Stated	Stock	Income	Retained
	Shares	Amount	Shares	Amount	Value	Compensation	(Loss)	Earnings	Total

	(In millions, except per share data)
Balance at May 31, 2002	98.1	$0.2	168.0	$2.6	$538.7	$(5.1)	$(192.4)	$3,495.0	$3,839.0

Stock options exercised			1.3		48.2				48.2
Conversion to Class B Common Stock	(0.3)		0.3						—
Repurchase of Class B Common Stock			(4.0)		(4.8)			(186.2)	(191.0)
Dividends on Common stock ($.54 per share)								(142.7)	(142.7)
Issuance of shares to employees			0.3		9.6	(0.2)			9.4
Amortization of unearned compensation						3.7			3.7
Forfeiture of shares from employees			(0.1)		(2.7)	1.0		(0.9)	(2.6)
Comprehensive income (Note 13):
Net income								474.0	474.0
Other comprehensive income (net of tax benefit of $72.8):
Foreign currency translation							127.4		127.4
Adjustment for fair value of hedge derivatives							(174.7)		(174.7)

Comprehensive income							(47.3)	474.0	426.7

Balance at May 31, 2003	97.8	$0.2	165.8	$2.6	$589.0	$(0.6)	$(239.7)	$3,639.2	$3,990.7

Stock options exercised			5.5		284.9				284.9
Conversion to Class B Common Stock	(20.2)	(0.1)	20.2	0.1					—
Repurchase of Class B Common Stock			(6.4)		(7.6)			(406.7)	(414.3)
Dividends on Common stock ($.74 per share)								(194.9)	(194.9)
Issuance of shares to employees			0.4		23.2	(7.5)			15.7
Amortization of unearned compensation						2.6			2.6
Forfeiture of shares from employees					(1.7)			(0.3)	(2.0)
Comprehensive income (Note 13):
Net income								945.6	945.6
Other comprehensive income (net of tax expense of $69.0):
Foreign currency translation							27.5		27.5
Adjustment for fair value of hedge derivatives							125.9		125.9

Comprehensive income							153.4	945.6	1,099.0

Balance at May 31, 2004	77.6	$0.1	185.5	$2.7	$887.8	$(5.5)	$(86.3)	$3,982.9	$4,781.7

Stock options exercised			4.4		273.2				273.2
Conversion to Class B Common Stock	(5.7)		5.7						—
Repurchase of Class B Common Stock			(6.9)		(8.3)			(547.9)	(556.2)
Dividends on Common stock ($.95 per share)								(249.4)	(249.4)
Issuance of shares to employees			0.5		32.1	(10.2)			21.9
Amortization of unearned compensation						3.9			3.9
Forfeiture of shares from employees					(1.9)	0.4		(0.7)	(2.2)
Comprehensive income (Note 13):
Net income								1,211.6	1,211.6
Other comprehensive income (net of tax expense of $40.2):
Foreign currency translation							70.1		70.1
Adjustment for fair value of hedge derivatives							89.6		89.6

Comprehensive income							159.7	1,211.6	1,371.3

Balance at May 31, 2005	71.9	$0.1	189.2	$2.7	$1,182.9	$(11.4)	$73.4	$4,396.5	$5,644.2

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Basis of Consolidation
      The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

Recognition of Revenues
      Wholesale revenues are recognized when the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale.

Shipping and Handling Costs
      Shipping and handling costs are expensed as incurred and included in cost of sales.

Advertising and Promotion
      Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets or other assets depending on the length of the contract. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,600.7 million, $1,377.9 million, and $1,166.8 million for the years ended May 31, 2005, 2004 and 2003, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid expenses and other current assets and other assets totaled $126.1 million and $154.6 million at May 31, 2005 and 2004, respectively.

Cash and Equivalents
      Cash and equivalents represent cash and short-term, highly liquid investments with original maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

Short-term Investments
      Short-term investments consist primarily of U.S. Treasury debt securities with maturities of six months or less at the date of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Available-for-sale debt securities are recorded at fair value with any net unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company holds no investments considered to be trading securities. Amortized cost of both available-for-sale and held-to-maturity debt securities approximates fair market value due to their short maturities. Substantially all investments held at May 31, 2005 have remaining maturities of 120 days or less. Included in interest expense, net for the years ended May 31, 2005,

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004, and 2003, was interest income of $34.9 million, $15.3 million and $14.1 million, respectively, related to short-term investments and cash and cash equivalents.

Inventory Valuation
      Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (FIFO) or moving-average cost basis.

Property, Plant and Equipment and Depreciation
      Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements over 2 to 40 years and principally on a double declining balance basis for machinery and equipment over 2 to 15 years. Computer software (including, in some cases, the cost of internal labor) is depreciated on a straight-line basis over 3 to 10 years.

Impairment of Long-Lived Assets
      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

Identifiable Intangible Assets and Goodwill
      In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (FAS 142), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by FAS 142, in the Company’s impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets to the carrying value. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value. See Note 4 for discussion of the Company’s adoption of FAS 142 in the year ended May 31, 2003.
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
      Transaction gains and losses generated by the effect of foreign exchange on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other expense, net, in the period in which they occur.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Derivatives and Hedging Activities
      The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.
      See Note 16 for more information on the Company’s Risk Management program and derivatives.

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
      As required by FAS 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (FAS 148), the Company has computed, for pro forma disclosure purposes, the fair value of options granted and employees’ purchase rights under the Employee Stock Purchase Plan (ESPP) during the years ended May 31, 2005, 2004 and 2003 using the Black-Scholes option pricing model. The weighted average assumptions used for the majority of stock option grants for each of these years were a dividend yield of 1%, expected volatility of the market price of the Company’s common stock of 42%, 44%, and 38% for the years ended May 31, 2005, 2004 and 2003, respectively; a weighted-average expected life of the options of approximately five years; and interest rates of 3.7%, 2.9%, and 3.8% for the years ended May 31, 2005, 2004 and 2003, respectively.
      Options were assumed to be exercised over the five year expected life for purposes of this valuation. Adjustments for forfeitures are made as they occur. For the years ended May 31, 2005, 2004 and 2003, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $150.2 million, $102.3 million, and $89.8 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2005, 2004 and 2003 are $27.90, $20.36, and $17.45, respectively.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company had accounted for these stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company’s pro forma net income and pro forma earnings per share (EPS) would have been reported as follows:

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Net income as reported	$1,211.6	$945.6	$474.0
Add: Stock-based compensation expense included in reported net income, net of tax	0.6	—	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(64.1)	(48.7)	(42.2)

Pro forma net income	$1,148.1	$896.9	$431.8

Earnings per Share:
Basic — as reported	$4.61	$3.59	$1.79
Basic — pro forma	$4.37	$3.41	$1.63
Diluted — as reported	$4.48	$3.51	$1.77
Diluted — pro forma	$4.28	$3.35	$1.62
      The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.
      On December 16, 2004, the Financial Accounting Standards Board (FASB) finalized SFAS No. 123R “Share-Based Payment” (FAS 123R) which, after the Securities and Exchange Commission (SEC) amended the compliance dates on April 15, 2005, will be effective for the Company’s fiscal year beginning June 1, 2006. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.
      The Company is currently evaluating FAS 123R and SAB 107 to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of FAS 123R is not known at this time due to these factors as well as the unknown level of share-based payments granted in future years. The effect on the Company’s results of operations of expensing stock options using the Black-Scholes model is presented in the table above.
      Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The Company’s pro forma disclosure above currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC has recently clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized additional stock-based compensation expense in the above pro forma of $0.05 per diluted share for the years ended May 31, 2005, 2004 and 2003.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes
      The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries that are expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. See Note 8 for further discussion.

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

Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning June 1, 2006. The Company is currently evaluating the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.
      In December 2004, the FASB issued FAS 123R. In March 2005, the SEC issued SAB 107 regarding the SEC Staff’s interpretation of FAS 123R. See the Stock-Based Compensation section within Note 1 above for further discussion.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Inventories
      Inventories by major classification are as follows:

	May 31,

	2005	2004

	(In millions)
Finished goods	$1,807.1	$1,626.3
Work-in-progress	1.5	10.6
Raw materials	2.5	13.3

	$1,811.1	$1,650.2

Note 3 —	Property, Plant and Equipment
      Property, plant and equipment includes the following:

	May 31,

	2005	2004

	(In millions)
Land	$185.4	$179.5
Buildings	823.9	813.6
Machinery and equipment	1,528.4	1,608.6
Leasehold improvements	568.4	521.3
Construction in process	73.1	60.4

	3,179.2	3,183.4
Less accumulated depreciation	1,573.4	1,571.6

	$1,605.8	$1,611.8

      Capitalized interest was not material for the years ended May 31, 2005, 2004 and 2003.

Note 4 —	Identifiable Intangible Assets and Goodwill:

Adoption of FAS 142
      The Company adopted FAS 142 effective June 1, 2002. In accordance with FAS 142, goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives are amortized over their useful lives.
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
      Included in the Company’s $266.1 million impairment charge was a $178.5 million charge related to the impairment of the goodwill associated with the Bauer NIKE Hockey (“Bauer”) and Cole Haan reporting units. These reporting units are reflected in the Company’s Other operating segment. Since the Company’s purchase of Bauer in 1995, the hockey equipment and apparel markets have not grown as fast as expected and

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the in-line skate market has contracted significantly. As a result, the Company determined that the goodwill acquired at Bauer had been impaired. The goodwill impairment at Cole Haan reflected the significantly lower fair value calculated on the basis of reduced operating income in the year following the September 11, 2001 terrorist attacks.
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
      The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of May 31, 2005 and May 31, 2004:

	May 31, 2005			May 31, 2004

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

	(In millions)
Amortized intangible assets:
Patents	$29.2	$(10.9)	$18.3	$27.9	$(11.9)	$16.0
Trademarks	54.8	(16.4)	38.4	14.1	(11.5)	2.6
Other	21.4	(13.5)	7.9	17.0	(10.8)	6.2

Total	$105.4	$(40.8)	$64.6	$59.0	$(34.2)	$24.8

Unamortized intangible assets — Trademarks			$341.5			$341.5

Total			$406.1			$366.3

Goodwill			$135.4			$135.4

      Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $9.3 million, $12.0 million and $3.6 million for the years ended May 31, 2005, 2004, and 2003, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2006 through May 31, 2010 is as follows: 2006: $9.4 million; 2007: $8.5 million; 2008: $8.0 million; 2009: $6.7 million; 2010: $5.9 million.
      On August 11, 2004, the Company acquired Official Starter LLC and Official Starter Properties LLC (collectively “Official Starter”). As a result of the acquisition, $39.0 million was allocated to amortized trademarks and $4.6 million was allocated to other amortized intangible assets. The weighted average amortization period is nine years in total and approximately 10 years and three years for amortized trademarks and other amortized intangible assets, respectively. See Note 15 for additional information related to the acquisition.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Accrued Liabilities
      Accrued liabilities include the following:

	May 31,

	2005	2004

	(In millions)
Compensation and benefits	$394.2	$339.0
Fair value of derivatives	61.8	141.3
Tax	96.8	87.5
Endorser compensation	93.0	86.9
Dividends payable	65.3	52.6
Advertising and marketing	57.4	44.8
Other(1)	215.8	227.2

	$984.3	$979.3

(1)	Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at May 31, 2005 or 2004.

Note 6 —	Short-Term Borrowings and Credit Lines
      Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2005 and 2004, are summarized below:

	May 31,

	2005			2004

		Interest			Interest
	Borrowings	Rate		Borrowings	Rate

	(In millions)			(In millions)
Notes payable:
U.S. operations	$37.0	0.12%	(1)	$28.3	0.67%	(1)
Non-U.S. operations	32.8	6.68%		117.7	3.18%

	$69.8			$146.0

Sojitz America	53.1	3.90%		43.9	1.88%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.
      The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value due to the short maturities.
      The Company purchases through Sojitz America certain athletic footwear, apparel and equipment it acquires from non-U.S. suppliers. These purchases are for the Company’s operations outside of the U.S., Europe, Middle East, Africa and Japan. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60 day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.
      The Company had no borrowings outstanding under its commercial paper program at May 31, 2005 and 2004.
      The Company has a multi-year $750 million revolving credit facility in place with a group of banks under which no amounts were outstanding as of May 31, 2005 and 2004. The facility matures on November 20, 2008

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and can be extended for one additional year on the anniversary date. Based on the Company’s current long-term senior unsecured debt ratings the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.18%. The facility fee is 0.07% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2005.

Note 7 —	Long-Term Debt
      Long-term debt includes the following:

	May 31,

	2005	2004

	(In millions)
5.5% Corporate Bond, payable August 15, 2006	$250.6	$254.9
4.8% Corporate Bond, payable July 9, 2007	25.2	25.4
5.375% Corporate Bond, payable July 8, 2009	25.7	25.5
5.66% Corporate Bond, payable July 23, 2012	26.4	25.5
5.4% Corporate Bond, payable August 7, 2012	15.5	14.9
4.7% Corporate Bond, payable October 1, 2013	50.0	50.0
5.15% Corporate Bonds, payable October 15, 2015	107.2	98.7
4.3% Japanese yen note, payable June 26, 2011	97.2	93.2
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	66.1	67.5
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	29.5	30.1
Other	0.1	3.3

Total	693.5	689.0
Less current maturities	6.2	6.6

	$687.3	$682.4

      The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $721.2 million at May 31, 2005 and $721.4 million at May 31, 2004.
      The Company has interest rate swap agreements with the same notional amount and maturity dates as the $250.0 million corporate bond maturing August 15, 2006, whereby the Company receives fixed interest payments at the same rate as the bond and pays variable interest payments based on the three-month LIBOR plus a spread. The interest rates payable on these swap agreements were approximately 4.7% and 2.7% at May 31, 2005 and 2004, respectively.
      The Company has an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. The Company has a medium-term note program under the shelf registration that allows the Company to issue up to $500 million in medium-term notes. During the year ended May 31, 2005 there were no notes issued under the medium-term note program of the shelf registration. During the year ended May 31, 2004, the Company issued a total of $150 million in notes under the medium-term note program of the shelf registration. The notes have coupon rates that range from 4.70% to 5.15%. The maturities range from October 1, 2013 to October 15, 2015. For each of these notes, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes and pays variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note, except for the swap for the $50 million note maturing October 1, 2013, which expires October 2, 2006. At May 31, 2005, the interest rates payable on these swap agreements range from approximately 3.3% to 5.3%. Currently, $760 million remains available to be issued under the shelf registration.
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
      Amounts of long-term debt maturities in each of the years ending May 31, 2006 through 2010 are $6.2 million, $256.2 million, $31.2 million, $6.2 million and $31.2 million, respectively.

Note 8 —	Income Taxes
      Income before income taxes and cumulative effect of accounting change is as follows:

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Income before income taxes and cumulative effect of accounting change:
United States	$755.5	$607.7	$444.8
Foreign	1,104.3	842.3	678.2

	$1,859.8	$1,450.0	$1,123.0

      The provision for income taxes is as follows:

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Current:
United States
Federal	$279.6	$185.3	$125.6
State	50.7	43.3	33.6
Foreign	292.5	266.8	190.0

	622.8	495.4	349.2

Deferred:
United States
Federal	21.9	3.9	11.3
State	(5.3)	2.4	8.6
Foreign	8.8	2.7	13.8

	25.4	9.0	33.7

	$648.2	$504.4	$382.9

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax (assets) and liabilities are comprised of the following:

	May 31,

	2005	2004

	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$(15.7)	$(13.8)
Inventories	(29.7)	(28.4)
Sales return reserves	(31.5)	(30.7)
Deferred compensation	(89.2)	(82.2)
Reserves and accrued liabilities	(20.2)	(27.4)
Property, plant, and equipment	(26.4)	(20.3)
Foreign loss carryforwards	(28.9)	(29.1)
Foreign tax credit carryforwards	(34.4)	(24.4)
Hedges	(3.7)	(49.7)
Other	(22.7)	(17.2)

Total deferred tax assets	(302.4)	(323.2)

Valuation allowance	29.1	27.1

Total deferred tax assets after valuation allowance	(273.3)	(296.1)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	130.0	95.5
Property, plant and equipment	94.9	93.6
Intangibles	101.6	101.6
Hedges	4.0	5.9
Other	13.1	8.8

Total deferred tax liabilities	343.6	305.4

Net deferred tax liability	$70.3	$9.3

      A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,

	2005	2004	2003

Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8	2.1	2.5
Foreign earnings	(2.8)	(0.6)	(2.7)
Other, net	0.9	(1.7)	(0.7)

Effective income tax rate	34.9%	34.8%	34.1%

      The Company has indefinitely reinvested approximately $535.0 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $110.1 million.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the quarter ending May 31, 2005 the Company decided to repatriate $500 million of foreign earnings during the year ending May 31, 2006 under the American Jobs Creation Act (the “Act”), which was signed into law by the President on October 22, 2004. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company elected to repatriate a combination of foreign earnings for which U.S. taxes has previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the year.
      Deferred tax assets at May 31, 2005 and 2004 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized.
      A benefit was recognized for foreign loss carryforwards of $13.0 million and foreign tax credit carryforwards of $34.4 million at May 31, 2005. Such losses and foreign tax credits expire as follows (millions):

Year Ended May 31,	2008	2009	2010	2011	2012	2013	2014	2015	Indefinite

Net Operating Losses	3.5	—	—	—	—	—	—	—	9.5
Tax Credits	—	—	—	—	—	0.6	18.8	15.0	—
      During the years ended May 31, 2005, 2004, and 2003 income tax benefits attributable to employee stock option transactions of $63.1 million, $47.2 million, and $12.5 million, respectively, were allocated to shareholders’ equity.

Note 9 —	Redeemable Preferred Stock
      Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2005. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

Note 10 —	Common Stock
      The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 110 million and 350 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.
      In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 50 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant and substantially all grants vest ratably over four years and expire 10 years from the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2005 the committee has granted substantially all non-statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.
      From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2005, 2004 and 2003 were 114,000, 148,000 and 9,000, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the vesting period. During the years ended May 31, 2005, 2004, and 2003, respectively, the Company recognized $3.9 million, $2.4 million and $2.7 million in selling and administrative expense related to the grants, net of forfeitures.
      During the years ended May 31, 2005, 2004 and 2003, the Company also granted shares of stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. The LTIP provides for the issuance of up to 1.0 million shares of Class B Common Stock. Under the LTIP, awards are made to certain executives in their choice of either cash or stock, based on performance targets established over varying time periods. Once performance targets are achieved, cash or shares of stock are issued. The shares are immediately vested upon grant. The value of the shares is established by the market price on the date of issuance. Under the LTIP 4,000 and 8,000 shares with a price of $69.69 and $54.80, respectively, were issued during the years ended May 31, 2005 and May 31, 2004 for the plan years ended May 31, 2004 and May 31, 2003, respectively. No shares were issued during the year ended May 31, 2003 as performance targets for the plan period ended May 31, 2002 were not met. Related to the LTIP the Company recognized $22.2 million, $18.9 million and $9.9 million of selling and administrative expense in the years ending May 31, 2005, 2004 and 2003, respectively, net of forfeitures.
      The following summarizes the stock option transactions under plans discussed above:

		Weighted Average
	Shares	Option Price

	(In thousands)
Options outstanding May 31, 2002	16,441	$42.31
Exercised	(1,307)	29.56
Forfeited	(713)	45.23
Granted	5,278	48.83

Options outstanding May 31, 2003	19,699	44.82
Exercised	(5,526)	42.67
Forfeited	(579)	47.14
Granted	5,215	52.14

Options outstanding May 31, 2004	18,809	47.42
Exercised	(4,438)	46.34
Forfeited	(435)	52.65
Granted	5,424	73.92

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted Average
	Shares	Option Price

	(In thousands)
Options outstanding May 31, 2005	19,360	$54.98
Options exercisable at May 31,
2003	9,730	$44.18
2004	8,177	45.00
2005	7,339	46.02
      The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at May 31, 2005:

	Options Outstanding
				Options Exercisable
			Weighted
	Number of	Weighted	Average	Number of	Weighted
	Options	Average	Contractual Life	Options	Average
Exercise Price	Outstanding	Exercise Price	Remaining	Exercisable	Exercise Price

	(In thousands)		(Years)	(In thousands)
$21.00-$48.25	3,944	$38.36	5.36	2,982	$37.05
48.44- 48.98	4,117	48.90	6.54	1,860	48.80
49.01- 52.24	4,304	52.19	8.06	838	52.03
52.44- 71.92	1,752	56.49	4.11	1,645	55.82
73.21- 90.85	5,243	74.03	9.15	14	73.44
      In September 2001, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (“ESPP”) under which 3.0 million shares of Class B Stock are reserved for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. In February 2003, the Company’s Board of Directors approved a Foreign Subsidiary ESPP under which 1.0 million shares of Class B Stock are reserved for issuance to employees. Employees are eligible to participate through payroll deductions in amounts ranging from 1% to 10% of their compensation not to exceed limitations set out under Section 423. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the ESPPs 0.3 million, 0.3 million, and 0.2 million shares were issued during the years ended May 31, 2005, 2004, and 2003, respectively.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Earnings Per Share
      The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 0.2 million shares of common stock were outstanding at May 31, 2005, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no such antidilutive options outstanding at May 31, 2004 and there were 11.7 million antidilutive shares outstanding at May 31, 2003.

	Year Ended May 31,

	2005	2004	2003

	(In millions, except per share data)
Determination of shares:
Average common shares outstanding	262.6	263.2	264.5
Assumed conversion of dilutive stock options and awards	7.7	6.5	3.1

Diluted average common shares outstanding	270.3	269.7	267.6

Basic earnings per common share — before cumulative effect of accounting change	$4.61	$3.59	$2.80
Cumulative effect of accounting change	—	—	1.01

	$4.61	$3.59	$1.79

Diluted earnings per common share — before cumulative effect of accounting change	$4.48	$3.51	$2.77
Cumulative effect of accounting change	—	—	1.00

	$4.48	$3.51	$1.77

Note 12 —	Benefit Plans
      The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $29.1 million, $23.0 million, and $17.4 million to the plans are included in selling and administrative expenses in the consolidated financial statements for the years ended May 31, 2005, 2004 and 2003, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $20.3 million, $17.0 million, and $15.6 million for the years ended May 31, 2005, 2004 and 2003, respectively, and are included in selling and administrative expenses.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Comprehensive Income
      Comprehensive income is as follows:

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Net income	$1,211.6	$945.6	$474.0
Other comprehensive income (loss):
Change in cumulative translation adjustment and other (net of tax benefit (expense) of $3.9 in 2005, ($4.7) in 2004, and ($22.4) in 2003)	70.1	27.5	127.4
Changes due to cash flow hedging instruments (Note 16):
Net (loss) gain on hedge derivatives (net of tax benefit of $28.7 in 2005, $33.5 in 2004 and $160.8 in 2003)	(54.0)	(72.9)	(311.9)
Reclassification to net income of previously deferred (gains) and losses related to hedge derivatives (net of tax (benefit) of ($72.8) in 2005, ($97.8) in 2004 and ($65.6) in 2003)	143.6	198.8	137.2

Other comprehensive income (loss)	159.7	153.4	(47.3)

Total comprehensive income	$1,371.3	$1,099.0	$426.7

      The components of accumulated other comprehensive income (loss) are as follows:

	May 31,

	2005	2004

	(In millions)
Cumulative translation adjustment and other	$74.8	$4.7
Net deferred loss on hedge derivatives	(1.4)	(91.0)

	$73.4	$(86.3)

Note 14 —	Commitments and Contingencies
      The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-nine years after May 31, 2005. Rent expense was $232.6 million, $206.7 million and $183.2 million for the years ended May 31, 2005, 2004 and 2003, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2006 through 2010 are $186.7 million, $157.6 million, $135.3 million, $112.9 million, $97.8 million, respectively, and $556.3 million in later years.
      As of May 31, 2005 and 2004, the Company had letters of credit outstanding totaling $555.0 million and $551.6 million, respectively. These letters of credit were issued primarily for the purchase of inventory.
      In connection with various contracts and agreements, the Company provides routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items that fall under the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to the Company’s financial position or results of operations.

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

Note 15 —	Acquisitions
      In September 2003, the Company acquired 100 percent of the equity shares of Converse. Converse designs, distributes, and markets high performance and casual athletic footwear and apparel. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (FAS 141). The cash purchase price, including acquisition costs, was approximately $310 million. The results of Converse’s operations have been included in the consolidated financial statements since the date of the acquisition as part of the Company’s Other operating segment.
      All assets and liabilities of Converse were initially recorded in the Company’s Consolidated Balance Sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets and goodwill relating to the purchase approximated $254.8 million and $69.1 million, respectively. Identifiable intangible assets include $246.2 million for trademarks that have an indefinite life, and $8.6 million of other intangible assets that were amortized over nine months. The purchase accounting included a deferred tax liability of $105.1 million recorded for the book-tax difference in future tax consequences for the acquired identifiable indefinite-lived intangible assets, which is the primary reason that goodwill was also recorded in the transaction. The pro forma effect of the acquisition on the combined results of operations was not significant.
      In August 2004, the Company acquired 100 percent of the equity interests in Official Starter. The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed soon thereafter to develop the Company’s business in retail channels serving value-conscious consumers and to operate the Official Starter business. The acquisition was accounted for under the purchase method of accounting in accordance with FAS 141. The cash purchase price, including acquisition costs net of cash acquired, was $47.2 million. All assets and liabilities of Exeter Brands Group were initially recorded in the Company’s Consolidated Balance Sheet based on their estimated fair values at the date of acquisition. Identifiable intangible assets related to the purchase approximated $43.6 million and include $39.0 million allocated to amortized trademarks and $4.6 million allocated to other amortized intangible assets. The results of Exeter Brands Group’s operations have been included in the consolidated financial statements since the date of acquisition as part of the Company’s Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

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

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Derivatives used by the Company to hedge foreign currency exchange risks are forward exchange contracts, options and cross-currency swaps. The cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. There are currently no cross-currency swaps outstanding. Hedged transactions are denominated primarily in euros, Japanese yen, Canadian dollars, Korean won, Australian dollars, and Mexican pesos. The Company hedges up to 100% of anticipated exposures typically twelve months in advance but has hedged as much as 32 months in advance. When intercompany loans are hedged, it is typically for their expected duration.
      Substantially all foreign currency derivatives entered into by the Company qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.
      Changes in fair values of outstanding cash flow hedge derivatives that are highly effective are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of both anticipated sales of U.S. dollar-denominated available-for-sale securities and anticipated intercompany transactions are recorded in other expense, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other expense, net currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, which includes hedge results captured in revenues, cost of sales, selling and administrative expense and other expense, net, were a $217.8 million loss, a $304.3 million loss, and a $180.9 million loss for the years ended May 31, 2005, 2004, and 2003, respectively.
      Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.
      As of May 31, 2005, $31.0 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2005, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 24 months.

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.
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
      When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive loss will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense, net. Any hedge ineffectiveness is recorded in other expense, net. Effectiveness for cash flow hedges is assessed based on forward rates.
      For each of the years ended May 31, 2005, 2004 and 2003 the Company recorded in other expense, net an insignificant loss representing the total ineffectiveness of all derivatives. Net income for each of the years ended May 31, 2005, 2004 and 2003 was not materially affected due to discontinued hedge accounting.

Fair Value Hedges
      The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.
      Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2005, 2004 and 2003.
      As discussed in Note 7, during the year ended May 31, 2004, the Company issued a $50 million medium-term note maturing October 1, 2013 and simultaneously entered into a receive-fixed, pay-variable interest rate swap with the same notional amount and fixed interest rate as the note. However, the swap expires October 2, 2006. This interest rate swap is not accounted for as a fair value hedge, accordingly changes in the fair value of the swap are recorded to net income each period as a component of other expense, net. The recorded fair value of the swap was not material for the years ended May 31, 2005 and 2004.
      In fiscal 2003 the Company entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a fair value hedge, accordingly changes in the fair value of the swap

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are recorded to net income each period as a component of other expense, net. The recorded fair value of the swap was not material for the years ended May 31, 2005, 2004 and 2003.
      The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,

	2005	2004

	(In millions)
Unrealized Gains:
Foreign currency exchange contracts and options	$113.2	$83.1
Interest rate swaps	9.0	7.0
Unrealized (Losses):
Foreign currency exchange contracts and options	(62.9)	(144.5)
Interest rate swaps	(1.3)	(3.9)

Concentration of Credit Risk
      The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is generally limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be minimal.
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
      Operating Segments. The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and Bauer NIKE Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan Holdings Incorporated, Bauer NIKE Hockey Inc., Hurley International LLC, NIKE Golf, Converse Inc. (beginning September 4, 2003), and Exeter Brands Group LLC (beginning August 11, 2004), which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.
      Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.
      Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
represents income before income taxes and cumulative effect of accounting change as shown in the Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, certain currency exchange rate gains and losses on transactions, and intercompany eliminations for specific income statement items in the Consolidated Statements of Income.
      Additions to long-lived assets as presented following represent capital expenditures.
      Accounts receivable, inventory and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below. Certain NIKE Golf receivables are managed by the geographic regions and as a result, are included in the geographic region’s balances.

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Net Revenue
United States	$5,129.3	$4,781.8	$4,637.4
Europe, Middle East and Africa	4,281.6	3,827.7	3,221.5
Asia Pacific	1,897.3	1,610.8	1,340.6
Americas	695.8	604.5	509.1
Other	1,735.7	1,428.3	988.4

	$13,739.7	$12,253.1	$10,697.0

Pre-tax Income
United States	$1,125.8	$1,007.3	$952.9
Europe, Middle East and Africa	917.5	744.0	522.1
Asia Pacific	399.8	352.3	288.4
Americas	117.6	97.4	91.6
Other	153.9	75.3	7.9
Corporate	(854.8)	(826.3)	(739.9)

	$1,859.8	$1,450.0	$1,123.0

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Additions to Long-lived Assets
United States	$54.8	$30.8	$27.1
Europe, Middle East and Africa	38.8	28.9	29.2
Asia Pacific	22.0	19.9	26.2
Americas	6.8	5.8	3.5
Other	31.3	25.2	17.5
Corporate	103.4	104.2	82.4

	$257.1	$214.8	$185.9

Depreciation
United States	$49.0	$52.1	$49.9
Europe, Middle East and Africa	45.2	43.6	38.9
Asia Pacific	28.3	38.5	38.5
Americas	4.0	3.9	4.5
Other	28.5	22.2	16.1
Corporate	102.2	94.9	91.4

	$257.2	$255.2	$239.3

Accounts Receivable, net
United States	$627.0	$616.6	$615.5
Europe, Middle East and Africa	723.6	724.1	785.8
Asia Pacific	335.6	272.9	230.4
Americas	165.3	132.1	120.9
Other	368.2	327.8	289.9
Corporate	42.4	46.7	41.4

	$2,262.1	$2,120.2	$2,083.9

Inventory, net
United States	$639.9	$579.4	$640.6
Europe, Middle East and Africa	496.5	485.7	383.4
Asia Pacific	228.9	163.9	143.5
Americas	94.4	78.3	78.1
Other	316.2	305.5	245.5
Corporate	35.2	37.4	23.8

	$1,811.1	$1,650.2	$1,514.9

NIKE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Property, Plant and Equipment, net
United States	$216.0	$213.0	$215.7
Europe, Middle East and Africa	230.0	232.0	241.4
Asia Pacific	380.4	379.7	386.3
Americas	15.7	12.7	11.0
Other	93.4	91.8	82.1
Corporate	670.3	682.6	684.3

	$1,605.8	$1,611.8	$1,620.8

      Revenues by Major Product Lines. Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings Incorporated, Bauer NIKE Hockey Inc., Hurley International LLC, NIKE Golf, Converse Inc. (beginning September 2003), and Exeter Brands Group LLC (beginning August 2004).

	Year Ended May 31,

	2005	2004	2003

	(In millions)
Footwear	$7,299.7	$6,566.1	$5,980.9
Apparel	3,879.4	3,539.1	3,125.1
Equipment	824.9	719.6	602.6
Other	1,735.7	1,428.3	988.4

	$13,739.7	$12,253.1	$10,697.0

      Revenues and Long-Lived Assets by Geographic Area. Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the U.S. were $6,284.5 million, $5,781.0 million, and $5,263.8 million, for the years ended May 31, 2005, 2004, and 2003, respectively. The Company’s largest concentrations of long-lived assets are in the U.S. and Japan. Long-lived assets attributable to operations in the U.S., which are comprised of net property, plant & equipment were $956.6 million, $957.0 million, and $945.9 million at May 31, 2005, 2004, and 2003, respectively. Long-lived assets attributable to operations in Japan were $321.0 million, $328.0 million, and $329.0 million at May 31, 2005, 2004, and 2003, respectively.
      Major Customers. During the year ended May 31, 2005, revenues derived from Foot Locker, Inc. represented 11 percent of the Company’s consolidated revenues. Sales to this customer are included in all segments of the Company. During the years ended May 31, 2004 and 2003 the Company did not have a significant customer that accounted for more than 10 percent of consolidated revenues.

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
      The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2005.
      Management’s report on internal control over financial reporting and the related attestation report of PricewaterhouseCoopers LLP are included in Item 8 on pages 34-36 of this Report.
      There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
      No disclosure is required under this Item.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this Item is included under “Director Compensation and Retirement Plan,” “Executive Compensation” (but excluding the Performance Graph), “Compensation Committee Interlocks and Insider Participation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item is included under “Certain Transactions and Business Relationships” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this report:

		Form 10-K
		Page No.

1.	FINANCIAL STATEMENTS:
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Statements of Income for each of the three years ended May 31, 2005, May 31, 2004 and May 31, 2003	37
	Consolidated Balance Sheets at May 31, 2005 and 2004	38
	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2005, May 31, 2004 and May 31, 2003	39
	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2005, May 31, 2004 and May 31, 2003	40
	Notes to Consolidated Financial Statements	41
2.	FINANCIAL STATEMENT SCHEDULE:
	II — Valuation and Qualifying Accounts	F-1
      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

      3. EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 1995).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).
4.4	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Current Report on Form 8-K dated August 17, 2001).
4.5	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K dated May 29, 2002).
4.6	Credit Agreement dated as of November 20, 2003 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003).
10.1	Form of Non-statutory Stock Option Agreement for options granted to non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*
10.2	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).
10.3	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2004).*
10.4	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2000).*
10.5	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*
10.6	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).*
10.7	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*
10.8	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated December 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 30, 2004).*
10.9	Employment Agreement, and Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mindy F. Grossman dated September 6, 2000 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002).*
10.10	Amendment to Employment Agreement between NIKE, Inc. and Mindy F. Grossman dated March 17, 2003 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003).*

10.11	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated December 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2004).*
10.12	Form of Non-Statutory Stock Option Agreement for options granted to executives under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).*
10.13	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2005).*
10.14	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*
10.15	Terms of Employment dated November 18, 2004 between the Company and William D. Perez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2004).*
10.16	Dassault Falcon 2000EX Time-Sharing Agreement dated as of March 1, 2005 between the Company and William D. Perez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 16, 2005).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).
31	Rule 13a-14(a) Certifications.
32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.
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

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to	Write-Offs	Balance at
	Beginning	Costs and	Other	Net of	End of
Description	of Period	Expenses	Accounts	Recoveries	Period

	(In millions)
For the year ended May 31, 2003
Allowance for doubtful accounts	$80.4	$25.8	$1.2	$(25.5)	$81.9
For the year ended May 31, 2004
Allowance for doubtful accounts	$81.9	$36.4	$0.1	$(23.1)	$95.3
For the year ended May 31, 2005
Allowance for doubtful accounts	$95.3	$33.5	$1.8	$(50.2)	$80.4

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (333-71324) and Form S-8 (Nos. 33-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-104824, and 333-117059) of NIKE, Inc. of our report dated July 27, 2005 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
PricewaterhouseCoopers llp
Portland, Oregon
July 29, 2005

F-2

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, Inc.

By:	/s/ William D. Perez

William D. Perez
Chief Executive Officer and President
Date: July 29, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ William D. Perez William D. Perez	Director, Chief Executive Officer and President	July 29, 2005
Principal Financial and Accounting Officer:

/s/ Donald W. Blair Donald W. Blair	Chief Financial Officer	July 29, 2005
Directors:

/s/ Philip H. Knight Philip H. Knight	Director	July 29, 2005

/s/ John G. Connors John G. Connors	Director	July 29, 2005

/s/ Jill K. Conway Jill K. Conway	Director	July 29, 2005

/s/ Ralph D. DeNunzio Ralph D. DeNunzio	Director	July 29, 2005

/s/ Alan B. Graf, Jr. Alan B. Graf, Jr.	Director	July 29, 2005

/s/ Delbert J. Hayes Delbert J. Hayes	Director	July 29, 2005

/s/ Douglas G. Houser Douglas G. Houser	Director	July 29, 2005

S-1

Signature	Title	Date

/s/ Jeanne P. Jackson Jeanne P. Jackson	Director	July 29, 2005

/s/ Orin C. Smith Orin C. Smith	Director	July 29, 2005

/s/ John R. Thompson, Jr. John R. Thompson, Jr.	Director	July 29, 2005

S-2