Form 10-Q
period 2005-10-03
NIKE INC
filed 2005-10-03
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2005
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

Yes  X   No     .
    ___      ___

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act). Yes     No  X .
                                    ___        ___

Common Stock shares outstanding as of August 31, 2005 were:
                                       _______________

                            Class A         65,676,484

                            Class B        194,730,407
                                       _______________
                                           260,406,891
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       August 31,   May 31,
                                                         2005        2005
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,588.9    $1,388.1
     Short-term investments                               304.2       436.6
     Accounts receivable, net                           2,390.6     2,262.1
     Inventories (Note 2)                               1,850.6     1,811.1
     Deferred income taxes                                106.3       110.2
     Prepaid expenses and other current assets            425.7       343.0
                                                       ________    ________

     Total current assets                               6,666.3     6,351.1

Property, plant and equipment                           3,186.5     3,179.2
     Less accumulated depreciation                      1,605.3     1,573.4
                                                       ________    ________

     Property, plant and equipment, net                 1,581.2     1,605.8

Identifiable intangible assets, net (Note 3)              404.7       406.1
Goodwill (Note 3)                                         135.4       135.4
Deferred income taxes and other assets                    328.1       295.2
                                                       ________    ________

     Total assets                                      $9,115.7    $8,793.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  256.0    $    6.2
     Notes payable                                         64.3        69.8
     Accounts payable                                     768.5       843.9
     Accrued liabilities (Note 4)                         996.6       984.3
     Income taxes payable                                 148.1        95.0
                                                       ________    ________

          Total current liabilities                     2,233.5     1,999.2

Long-term debt                                            428.4       687.3
Deferred income taxes and other liabilities               489.7       462.6
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-65.7 and
               71.9 shares outstanding                      0.1         0.1
          Class B-194.7 and 189.2 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,254.9     1,182.9
     Unearned stock compensation                          (14.4)      (11.4)
     Accumulated other comprehensive income (Note 5)      105.8        73.4
     Retained earnings                                  4,614.7     4,396.5
                                                       ________    ________

     Total shareholders' equity                         5,963.8     5,644.2
                                                       ________    ________

     Total liabilities and shareholders' equity        $9,115.7    $8,793.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                                    August 31,
                                               ____________________

                                                 2005        2004
                                                 ____        ____

                                        (in millions, except per share data)

Revenues                                       $3,862.0    $3,561.8
Cost of sales                                   2,113.9     1,976.0
                                               _________   _________

Gross margin                                    1,748.1     1,585.8
Selling and administrative expense              1,104.4     1,073.6
Interest (income) expense, net                     (6.4)        4.8
Other (income) expense, net                        (9.9)        1.9
                                               _________   _________

Income before income taxes                        660.0       505.5

Income taxes                                      227.7       178.7
                                               _________   _________

Net income                                     $  432.3    $  326.8
                                               =========   =========

Basic earnings per common share (Note 7)       $   1.66    $   1.24
                                               =========   =========

Diluted earnings per common share (Note 7)     $   1.61    $   1.21
                                               =========   =========

Dividends declared per common share            $   0.25    $   0.20
                                               =========   =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                        _____________________

                                                          2005         2004
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $ 432.3    $ 326.8
     Income/charges not affecting cash:
       Depreciation                                         68.9       58.4
       Deferred income taxes                               (11.2)      11.6
       Amortization and other                                0.7        3.2
     Income tax benefit from exercise of stock
       options                                              15.9       13.4
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
            Increase in accounts receivable               (132.8)     (57.8)
            (Increase) decrease in inventories             (29.1)      25.9
            (Increase) decrease in prepaid expenses
               and other current assets                    (39.6)       1.9
            Decrease in accounts payable, accrued
               liabilities and income taxes payable        (43.4)     (15.0)
                                                        _________   ________

     Cash provided by operations                           261.7      368.4
                                                        _________   ________

Cash provided (used) by investing activities:
     Purchases of short-term investments                  (261.6)    (275.4)
     Maturities of short-term investments                  395.6      310.0
     Additions to property, plant and
       equipment                                           (58.5)     (53.8)
     Disposals of property, plant and
       equipment                                             0.4        1.4
     Increase in other assets                               (2.5)      (5.2)
     Decrease in other liabilities                          (4.1)      (2.2)
     Acquisition of subsidiary, net of cash
       acquired                                               --      (47.2)
                                                        _________   ________

     Cash provided (used) by investing activities           69.3      (72.4)
                                                        _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                            (1.6)      (4.3)
     Increase (decrease) in notes payable                    4.2      (48.4)
     Proceeds from exercise of options and
       other stock issuances                                53.6       65.6
     Repurchase of common stock                           (129.1)    (145.8)
     Dividends on common stock                             (65.3)     (52.6)
                                                        _________   ________

     Cash used by financing activities                    (138.2)    (185.5)
                                                        _________   ________

Effect of exchange rate changes on cash                      8.0       (6.4)
                                                        _________   ________

Net increase in cash and equivalents                       200.8      104.1
Cash and equivalents, beginning of period                1,388.1      828.0
                                                        _________   ________

Cash and equivalents, end of period                     $1,588.9    $ 932.1
                                                        =========   ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three (3) months ended August 31, 2005 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2006 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2 - Inventories:
         ___________

      Inventory balances of $1,850.6 million and $1,811.1 million at August 31, 2005 and May 31, 2005, respectively, were substantially all finished goods.


NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31, 2005 and May 31, 2005:

                                     August 31, 2005                    May 31, 2005
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  30.1     $ (11.5)   $  18.6   $  29.2     $ (10.9)  $  18.3
     Trademarks                 55.1       (17.8)      37.3      54.8       (16.4)     38.4
     Other                      21.3       (14.0)       7.3      21.4       (13.5)      7.9
                             ________    ________   ________  ________    ________ _________
          Total              $ 106.5     $ (43.3)   $  63.2   $ 105.4     $ (40.8)  $  64.6
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 404.7                         $ 406.1
                                                    ========                        ========
Goodwill                                            $ 135.4                         $ 135.4
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.5 million and $1.5 million for the three-month periods ended August 31, 2005 and 2004, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2006 through May 31, 2010 are as follows: 2006: $9.5 million; 2007: $8.6 million; 2008: $8.1 million; 2009: $7.4 million; 2010: $6.6 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                        August 31, 2005   May 31, 2005
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $276.1           $394.2
Taxes other than income taxes                145.6             96.8
Endorser compensation                        122.4             93.0
Advertising and marketing                     72.0             57.4
Fair value of derivatives                     68.7             61.8
Dividends payable                             65.1             65.3
Other1                                       246.7            215.8
                                            _______          _______
                                            $996.6           $984.3
                                            =======          =======

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at August 31, 2005 and May 31, 2005.



NOTE 5 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended
                                                     August 31,
                                              _____________________

                                                 2005        2004
                                                 ____        ____

                                                    (in millions)

Net income                                      $432.3      $326.8

Other comprehensive income:
  Change in cumulative translation
     adjustment and other, net of tax            (17.3)      (14.1)
  Changes due to cash flow hedging
      instruments:
    Net gain on hedge derivatives, net of tax     42.0         6.9
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments,
      net of tax                                   7.7        50.4
                                                _______     _______

  Other comprehensive income                      32.4        43.2
                                                _______     _______
Total comprehensive income                      $464.7      $370.0
                                                =======     =======



NOTE 6 - Stock-Based Compensation:
         ________________________

     The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted by Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation" (FAS 123). Substantially all options granted by the Company have an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized. The Company also has an Employee Stock Purchase Plan (ESPP) that qualifies as a non-compensatory employee stock purchase plan under Section 423 of the Internal Revenue Code, and accordingly, no compensation expense is recognized.

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended
                                                     August 31,
                                               ____________________

                                                 2005        2004
                                                 ____        ____

                                       (in millions, except per share data)

Net income as reported                          $432.3      $326.8

Add:  Stock-based compensation expense included
  in reported net income, net of tax               0.1          --
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (18.9)      (14.1)
                                                _______     _______

Pro forma net income                            $413.5      $312.7
                                                =======     =======
Earnings per share:
  Basic - as reported                             1.66        1.24
  Basic - pro forma                               1.58        1.19
  Diluted - as reported                           1.61        1.21
  Diluted - pro forma                             1.55        1.17


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods as options vest over several years and additional awards are made each year.

     As disclosed in the Company's Annual Report on Form 10-K as of May 31, 2005, the Company is currently evaluating SFAS No. 123R "Share-Based Payment" (FAS 123R) and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. The impact of the adoption of FAS 123R is not known at this time due to these factors as well as the unknown level of stock-based payments granted in future years. The effect on the Company's results of operations of expensing stock options using the Black-Scholes model is presented in the table above.

     Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The Company's pro forma disclosure above currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized additional stock-based compensation expense in the above pro forma of $0.06 and $0.09 per diluted share for the three months ended August 31, 2005 and August 31, 2004, respectively. The Company grants the majority of stock options in a single grant in the first three months of each fiscal year. As such, accelerated vesting would result in increased expense recognition in the first three months of the fiscal year and a reduction of expense recorded in the remaining nine months of the fiscal year, as compared to the expense recorded by the Company under our current policy of expensing such options ratably over the stated vesting period.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 5.7 million and 5.0 million shares of common stock were outstanding at August 31, 2005 and August 31, 2004, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                    Three Months Ended
                                        August 31,
                                  _____________________

                                    2005         2004
                                    ____         ____

                           (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    260.9        262.7
   Assumed conversion of
     dilutive stock options
     and awards                       7.7          7.1
                                   _______      _______

Diluted average common
   shares outstanding               268.6        269.8
                                   =======      =======

Basic earnings per common share    $ 1.66       $ 1.24
                                   =======      =======

Diluted earnings per common share  $ 1.61       $ 1.21
                                   =======      =======


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and Bauer NIKE Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Bauer NIKE Hockey Inc., Hurley International LLC, NIKE Golf, Converse Inc., and Exeter Brands Group LLC (beginning August 11, 2004), which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, certain currency exchange rate gains and losses on transactions, and intercompany eliminations for specific income statement items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, net, inventories, and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

                                       Three Months Ended
                                            August 31,
                                     _____________________

                                         2005        2004
                                         ____        ____

                                          (in millions)

Revenues
  U.S.                                $1,508.9    $1,401.7
  EUROPE, MIDDLE EAST, AFRICA          1,217.5     1,157.9
  ASIA PACIFIC                           459.6       406.0
  AMERICAS                               213.7       161.7
  OTHER                                  462.3       434.5
                                      _________   _________
                                      $3,862.0    $3,561.8
                                      =========   =========

Pre-tax income
  U.S.                                $  345.2    $  322.3
  EUROPE, MIDDLE EAST, AFRICA            330.2       246.4
  ASIA PACIFIC                            91.4        63.4
  AMERICAS                                44.6        20.4
  OTHER                                   40.0        40.2
  CORPORATE                             (191.4)     (187.2)
                                      _________   _________
                                      $  660.0    $  505.5
                                      =========   =========


                                       Aug. 31,    May 31,
                                         2005       2005
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  682.9    $  627.0
  EUROPE, MIDDLE EAST, AFRICA            826.7       723.6
  ASIA PACIFIC                           284.6       309.8
  AMERICAS                               177.7       165.3
  OTHER                                  361.6       394.0
  CORPORATE                               57.1        42.4
                                      _________   _________
                                      $2,390.6    $2,262.1
                                      =========   =========

Inventories
  U.S.                                $  637.5    $  639.9
  EUROPE, MIDDLE EAST, AFRICA            509.3       496.5
  ASIA PACIFIC                           252.4       228.9
  AMERICAS                               111.5        94.4
  OTHER                                  299.8       316.2
  CORPORATE                               40.1        35.2
                                      _________   _________
                                      $1,850.6    $1,811.1
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  218.8    $  216.0
  EUROPE, MIDDLE EAST, AFRICA            221.1       230.0
  ASIA PACIFIC                           366.5       380.4
  AMERICAS                                16.2        15.7
  OTHER                                   92.7        93.4
  CORPORATE                              665.9       670.3
                                      _________   _________
                                      $1,581.2    $1,605.8
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At August 31, 2005, the Company had letters of credit outstanding totaling $452.8 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the first quarter of fiscal 2006, our revenues grew 8% to $3.9 billion, net income grew 32% to $432.3 million and we delivered diluted earnings per share of $1.61, a 33% increase versus the first quarter of fiscal 2005. For the quarter, our consolidated gross margin percentage increased 80 basis points to 45.3%, driven largely by foreign currency transaction benefits. Lower demand creation spending in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 also drove profit growth in the quarter. The lower demand creation expense reflected shifts in the timing of spending in fiscal 2006 versus fiscal 2005.

Results of Operations


                                                       Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2005       2004     change
                                                  ______     ______   ________

                                          (dollars in millions, except per share data)

Revenues                                         $3,862.0   $3,561.8      8%

Cost of sales                                     2,113.9    1,976.0      7%

Gross margin                                      1,748.1    1,585.8     10%
  Gross margin %                                     45.3%      44.5%

Selling and administrative expense                1,104.4    1,073.6      3%
  % of revenues                                      28.6%      30.1%

Income before income taxes                          660.0      505.5     31%

Net income                                          432.3      326.8     32%

Diluted earnings per share                           1.61       1.21     33%



Consolidated Operating Results

     In the first quarter of fiscal 2006, consolidated revenues grew 8% versus the first quarter of fiscal 2005; one percentage point of this growth was attributable to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 3 percentage points of the consolidated revenue growth for the first quarter of fiscal 2006, as all three of our international regions posted higher revenues. The U.S. Region contributed 3 percentage points of the consolidated revenue growth for the first quarter. Sales in our Other businesses drove the balance of the improvement for the quarter.

     In the first quarter of fiscal 2006, our consolidated gross margin percentage improved 80 basis points compared to the prior year's first quarter, from 44.5% to 45.3%. The primary factors contributing to the improved gross margin percentage for the first quarter were as follows:

     (1) Higher gross margins in our international regions contributed approximately 80 basis points to the consolidated gross margin improvement in the first quarter. This improvement reflected higher gross margins in the Europe, Middle East and Africa (EMEA) and Americas regions that were partially offset by gross margin declines in our Asia Pacific Region. This improvement was driven by changes in the year-over-year euro hedge rates, partially offset by the impact of lower in-line pricing margins (net revenue for current product offerings minus product costs) in our EMEA and Asia Pacific regions (as discussed below):

           (a) For the first quarter of fiscal 2006, year-over-year currency hedge rate improvements, primarily the euro, contributed approximately 180 basis points to our consolidated gross margin percentage.

           (b) Lower in-line pricing margins on wholesale products in the EMEA and Asia Pacific regions resulted in a reduction in the consolidated gross margin percentage of approximately 110 basis points for the quarter. The lower in-line pricing margins related primarily to footwear and were due to strategies to improve consumer value, higher product costs due in part to higher oil prices and a shift in the mix of products sold in EMEA toward products with lower margins.

     (2) A lower gross margin percentage in the U.S. Region accounted for approximately 20 basis points of decline to the consolidated gross margin improvement for the first quarter. The U.S. Region gross margin decline was due primarily to lower in-line pricing margins in footwear. Higher product costs (due in part to higher oil prices) and additional costs incurred to meet strong footwear unit demand drove the lower U.S. Region footwear margins during the first quarter.

     (3) Improved gross margin percentages in our Other businesses represented 20 basis points of improvement to the consolidated gross margin percentage for the quarter. Exeter Brands (a unit formed in August of fiscal 2005 to develop our business in retail channels serving value-conscious consumers) and Converse drove the majority of the gross margin improvement, reflecting increased revenues from their respective licensing businesses, which carry higher gross margins than the balance of our Other businesses.

     We have hedged the majority of product purchases for the remainder of fiscal 2006 and a significant portion of those are at more favorable rates than product purchases in fiscal 2005. Based on these known rates, we expect hedge rates to continue to have a positive impact on our gross margin percentage in fiscal 2006 as compared to fiscal 2005. For the remainder of the year, we expect the greatest benefit to occur in the second quarter with minimal impact in the second half of the year.

     These benefits from currency hedge rates are expected to be largely offset by the impact of strategies to improve consumer value in EMEA and Asia Pacific and higher product costs as discussed above. Based on these factors, we currently expect minimal gross margin improvement for the full fiscal year 2006 as compared to fiscal 2005.

     Selling and administrative expense, comprised of demand creation (advertising and promotion) and operating overhead, grew 3% for the first quarter of fiscal 2006 as compared to the prior year. One percentage point of the increase for the first quarter was due to changes in currency exchange rates.

     Demand creation expense decreased 10% to $421.6 million in the first quarter of fiscal 2006. Excluding changes in currency exchange rates, demand creation expense decreased 11% in the first quarter. The decrease in demand creation spending for the first quarter of fiscal 2006 is not indicative of what we currently expect for the full year and was primarily attributable to a change in the timing of advertising spending versus fiscal 2005. Advertising spending was particularly heavy in the prior year's first quarter due to marketing programs centered on global sporting events that took place in the summer of 2004. In addition, an advertising campaign scheduled for the first quarter of fiscal 2006 was delayed to the second quarter of the year.

     Operating overhead for the first quarter of fiscal 2006 grew 12% to $682.8 million. Changes in currency exchange rates contributed 1 percentage point of the increase for the first quarter. Excluding the effects of currency, operating overhead increases for the quarter were mainly attributable to higher personnel costs due to increased headcount, higher wages and benefits, and higher incentive-based compensation (6 percentage points for the quarter); investments in infrastructure to support the growth of our Other businesses (2 percentage points for the quarter); and continued investments in NIKE-owned retail stores (1 percentage point for the quarter).

     In the first quarter of fiscal 2006, foreign currency hedge gains were the most significant component of other income, net, of $9.9 million. These gains are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments). The hedge gains in the first quarter of fiscal 2006 reflect that the euro has weakened since we entered into these hedge contracts. In the first quarter of fiscal 2005, foreign currency hedge losses were the most significant component of other expense, net, and the comparison of these foreign currency hedge losses to foreign currency hedge gains in the first quarter of fiscal 2006 drove the year-over-year improvement in other (income) expense, net.

     In the first quarter of fiscal 2006, we estimate that the combination of net foreign currency gains in other (income) expense, net, and the favorable translation of foreign currency denominated profits, most significantly in EMEA, resulted in a year-over-year increase in consolidated income before income taxes of $17 million. If current exchange rates remain constant, we do not expect a significant impact on our consolidated income before income taxes related to the combination of foreign currency gains or losses and the translation of foreign currency denominated profits for the remainder of fiscal 2006 compared to fiscal 2005.

     The effective tax rate for the first quarter of fiscal 2006 and the expected effective tax rate for the full year of 34.5% is slightly lower than the effective tax rate for the full year of fiscal 2005 of 34.9%. The decrease in the effective tax rate is primarily due to a lower effective rate for U.S. state taxes.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from September 2005 through January 2006 were 11.0% higher than such orders reported for the comparable period of fiscal 2005. The net effect from changes in currency exchange rates did not have a significant impact on this reported increase versus the same period last year. Higher average selling prices for footwear and apparel contributed 5 percentage points of the growth in overall futures and advance orders. The remaining increase was due to volume increases for both footwear and apparel. As always, the reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.


Operating Segments

The breakdown of revenues follows:

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2005        2004     change
                                 ______      ______   ________

                                     (dollars in millions)
U.S. REGION

   FOOTWEAR                    $1,021.1   $  921.4       11%
   APPAREL                        395.5      391.3        1%
   EQUIPMENT                       92.3       89.0        4%
                               ________   ________
     TOTAL U.S.                 1,508.9    1,401.7        8%

EMEA REGION

   FOOTWEAR                       685.1      663.3        3%
   APPAREL                        435.2      409.7        6%
   EQUIPMENT                       97.2       84.9       14%
                               ________   ________
     TOTAL EMEA                 1,217.5    1,157.9        5%

ASIA PACIFIC REGION

   FOOTWEAR                       237.4      218.6        9%
   APPAREL                        176.5      148.8       19%
   EQUIPMENT                       45.7       38.6       18%
                               ________   ________
     TOTAL ASIA PACIFIC           459.6      406.0       13%

AMERICAS REGION

   FOOTWEAR                       156.9      114.8       37%
   APPAREL                         40.7       35.5       15%
   EQUIPMENT                       16.1       11.4       41%
                               ________   ________
     TOTAL AMERICAS               213.7      161.7       32%

                               ________   ________
                                3,399.7    3,127.3        9%

OTHER                             462.3      434.5        6%

                               ________   ________
TOTAL REVENUES                 $3,862.0   $3,561.8        8%
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

     In the U.S. Region, revenues for the first quarter of fiscal 2006 grew 8% versus the first quarter of fiscal 2005, as revenues increased in each product business unit (footwear, apparel and equipment). The increase in footwear revenue for the first quarter was due to a 7 percentage point increase in unit sales and a 4 percentage point increase in the average selling price per pair. The increase in unit sales and the average price per pair are primarily due to increased consumer demand for performance products, especially those with a suggested retail price over $100.

     The increase in apparel sales for the first quarter of fiscal 2006 was driven by volume increases in branded apparel, partially offset by declines in the volume and average selling price per unit of licensed apparel. The declines in both the volume and average selling price of licensed apparel were primarily due to the expiration of our license agreement with the NBA in the second quarter of fiscal 2005.

     For the first quarter of fiscal 2006, U.S. Region pre-tax income was $345.2 million, a 7% increase versus the first quarter of fiscal 2005. For the quarter, higher revenues drove the increase, more than offsetting a lower gross margin percentage and higher selling and administrative costs. The lower gross margin percentage, which reduced the consolidated gross margin percentage by approximately 20 basis points for the first quarter, was primarily the result of lower in-line pricing margins for footwear due to higher product costs and additional costs incurred to meet strong unit demand, as discussed above. The higher selling and administrative costs were due to increases in operating overhead, primarily the result of higher personnel costs, and slightly higher demand creation expenses.

     For EMEA, changes in currency exchange rates accounted for 1 percentage point of the reported revenue growth for the first quarter of fiscal 2006. Excluding the changes in currency exchange rates, sales in each product business unit grew in the first quarter. The increase in footwear revenue over the prior year was primarily driven by increased unit sales, partially offset by declines in the average selling prices due in part to strategies to improve consumer value and changes in the mix of products sold. The increase in apparel revenue was driven by increased unit sales. Sales increases in the UK, Italy and the emerging markets in our Central Europe, Middle East and Africa unit drove the growth.

     EMEA pre-tax income for the first quarter of fiscal 2006 was $330.2 million, up 34% versus the prior year quarter. Higher revenues, gross margin improvements and lower selling and administrative costs drove the increase. The improved gross margins, which contributed approximately 80 basis points of growth to the consolidated gross margin percentage, were primarily the result of improved year-over-year euro hedge rates partially offset by reduced in-line pricing margins primarily in footwear. The reduced in-line margins were due to the investments in consumer value, a shift in the mix of products sold and higher product costs, as discussed above. The lower selling and administrative costs were driven by decreases in demand creation expense (resulting from lower advertising spending), partially offset by increased operating overhead expense (primarily driven by increased personnel costs).

     In the Asia Pacific Region, 3 percentage points of reported revenue growth for the first quarter of fiscal 2006 were due to changes in currency exchange rates. Excluding the changes in currency exchange rates, sales in each Asia Pacific business unit grew. The increase over the prior year was primarily driven by increased unit sales of footwear and apparel. A significant revenue increase in China (driven by expansion of retail distribution and strong consumer demand) was the primary growth driver for the quarter.

     Pre-tax income for the Asia Pacific Region increased 44% in the first quarter of fiscal 2006 versus the first quarter of fiscal 2005 to $91.4 million. Higher revenues, lower selling and administrative costs and a slight benefit from changes in currency exchange rates were partially offset by a reduction in the gross margin percentage. The reduced gross margin percentage, which reduced the consolidated gross margin by approximately 20 basis points, was primarily attributable to lower in-line pricing margins due to strategies to improve consumer value and higher product costs. The lower selling and administrative costs were driven by decreases in demand creation expense, primarily due to lower advertising spending in the first quarter.

     In the Americas Region, 12 percentage points of the revenue growth for the first quarter of fiscal 2006 were due to changes in currency exchange rates. Excluding the changes in currency exchange rates, sales in each product business unit grew in the first quarter. The revenue growth for the quarter was driven primarily by higher sales in Canada and South America.

     In the first quarter of fiscal 2006, pre-tax income for the Americas Region increased 119% from the prior year quarter, to $44.6 million. The increase in pre-tax income for the first quarter was attributable to higher revenues, an improved gross margin percentage and a benefit from changes in currency exchange rates, partially offset by higher selling and administrative costs. The improved gross margin percentage contributed approximately 20 basis points to the growth of the consolidated gross margin percentage for the quarter.

     Revenues and pre-tax income for our Other businesses in the first quarter of fiscal 2006 include results from Bauer NIKE Hockey Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. For the first quarter, the increase in Other revenues was primarily driven by growth at Converse and Cole Haan.

     Pre-tax income from the Other businesses was essentially unchanged at $40.0 million in the first quarter of fiscal 2006 as increased demand creation investments in NIKE Golf offset profit growth in most of the Other businesses.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $261.7 million for the first three months of fiscal 2006, compared to $368.4 million for the first three months of fiscal 2005. Net income provided $432.3 million of cash flow over the first three months of the current year, compared to $326.8 million in the first three months of last year, partially offset by a greater net increase in working capital for the current year versus the prior year. In the first three months of fiscal 2006, our net investment in working capital increased primarily due to an increase in accounts receivable and inventories. The increase in accounts receivable primarily reflects our revenue growth across the Company, the extension of credit terms in China to a level consistent with our other regions, and an extension of credit terms in countries in Asia for products we shipped early due to the implementation of new supply chain systems in July 2005. The increase in inventories largely reflects our reported futures orders growth and is in part the result of changes in the timing of receipts and shipments of products as compared to the prior year.

     In the current quarter, we purchased approximately 1.8 million shares of NIKE's Class B common stock for $150.6 million, bringing purchases to date under the program to 8.7 million shares for $706.8 million. The share repurchases were part of a $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the first quarter of fiscal 2006 were $0.25, compared to $0.20 in the first quarter of fiscal 2005.

Capital Resources

     No amounts are currently outstanding under our committed credit facility. The terms of our facility have not changed from those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at August 31, 2005 or May 31, 2005. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005, will be sufficient to meet our operating and capital needs in the foreseeable future.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.


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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2005.

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


                           Part II - Other Information

Item 1.

Legal Proceedings

     There have been no significant developments with respect to the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2005 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

June 1 - 30, 2005              ---         ---              ---              $  943.8
July 1 - 31, 2005          498,500     $ 86.02          498,500              $  901.0
August 1 - 31, 2005      1,334,000     $ 80.80        1,334,000              $  793.2
                         _________     _______        _________

Total                    1,832,500     $ 82.22        1,832,500
                         =========     =======        =========



Item 6.   Exhibits

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


DATED:  October 3, 2005