Form 10-Q
period 2006-01-06
NIKE INC
filed 2006-01-06
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2005
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
                                    ___        ___

Common Stock shares outstanding as of November 30, 2005 were:
                                       _______________

                            Class A         65,676,484

                            Class B        193,591,439
                                       _______________
                                           259,267,923
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      November 30,   May 31,
                                                         2005         2005
                                                       ________     ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,134.5    $1,388.1
     Short-term investments                               920.0       436.6
     Accounts receivable, net                           2,166.2     2,262.1
     Inventories (Note 2)                               1,892.7     1,811.1
     Deferred income taxes                                 86.9       110.2
     Prepaid expenses and other current assets            496.2       343.0
                                                       ________    ________

     Total current assets                               6,696.5     6,351.1

Property, plant and equipment                           3,216.6     3,179.2
     Less accumulated depreciation                      1,630.8     1,573.4
                                                       ________    ________

     Property, plant and equipment, net                 1,585.8     1,605.8

Identifiable intangible assets, net (Note 3)              403.9       406.1
Goodwill (Note 3)                                         135.4       135.4
Deferred income taxes and other assets                    322.5       295.2
                                                       ________    ________

     Total assets                                      $9,144.1    $8,793.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  254.5    $    6.2
     Notes payable                                         79.2        69.8
     Accounts payable                                     797.1       843.9
     Accrued liabilities (Note 4)                         959.2       984.3
     Income taxes payable                                  71.1        95.0
                                                       ________    ________

     Total current liabilities                          2,161.1     1,999.2

Long-term debt                                            408.3       687.3
Deferred income taxes and other liabilities               492.9       462.6
Commitments and contingencies (Note 10)                      --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-65.7 and
               71.9 shares outstanding                      0.1         0.1
          Class B-193.6 and 189.2 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,365.4     1,182.9
     Unearned stock compensation                          (12.7)      (11.4)
     Accumulated other comprehensive income (Note 5)      126.8        73.4
     Retained earnings                                  4,599.2     4,396.5
                                                       ________    ________

     Total shareholders' equity                         6,081.5     5,644.2
                                                       ________    ________

     Total liabilities and shareholders' equity        $9,144.1    $8,793.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended         Six Months Ended
                                               November 30,              November 30,
                                           ____________________       __________________

                                             2005        2004          2005        2004
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,474.7    $3,148.3      $7,336.7    $6,710.1
Cost of sales                               1,963.3     1,760.2       4,077.2     3,736.2
                                           _________   _________     _________   _________

Gross margin                                1,511.4     1,388.1       3,259.5     2,973.9
Selling and administrative expense          1,054.7       973.2       2,159.1     2,046.8
Interest (income) expense, net                 (5.7)        3.7         (12.1)        8.5
Other (income) expense, net                    (1.4)        8.2         (11.3)       10.1
                                           _________   _________    _________   _________

Income before income taxes                    463.8       403.0       1,123.8       908.5

Income taxes                                  162.7       141.1         390.4       319.8
                                           _________   _________    _________   _________

Net income                                 $  301.1    $  261.9      $  733.4    $  588.7
                                           =========   =========    =========   =========

Basic earnings per common share (Note 7)   $   1.16    $   0.99      $   2.82    $   2.24
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 7) $   1.14    $   0.97      $   2.77    $   2.18
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.31    $   0.25      $   0.56    $   0.45
                                           =========   =========     =========   =========



The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                              November 30,
                                                        _____________________

                                                          2005         2004
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $ 733.4    $ 588.7
     Income/charges not affecting cash:
       Depreciation                                        136.2      117.8
       Deferred income taxes                                 5.2       22.2
       Amortization and other                                6.9       19.6
     Income tax benefit from exercise of stock
       options                                              37.0       36.7
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
            Decrease in accounts receivable                 68.3       90.0
            (Increase) decrease in inventories             (99.3)      38.7
            (Increase) decrease in prepaid expenses
               and other current assets                    (31.0)      31.9
            Decrease in accounts payable, accrued
               liabilities and income taxes payable       (118.5)    (190.1)
                                                        _________   ________

     Cash provided by operations                           738.2      755.5
                                                        _________   ________

Cash provided (used) by investing activities:
     Purchases of short-term investments                (1,169.6)    (701.2)
     Maturities of short-term investments                  690.2      625.0
     Additions to property, plant and
       equipment                                          (164.7)    (124.8)
     Disposals of property, plant and
       equipment                                             0.6        6.3
     Increase in other assets                               (6.1)     (12.1)
     Decrease in other liabilities                          (2.5)      (2.9)
     Acquisition of subsidiary, net of cash
       acquired                                               --      (47.2)
                                                        _________   ________

     Cash used by investing activities                    (652.1)    (256.9)
                                                        _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                            (3.1)      (5.9)
     Increase (decrease) in notes payable                   18.1      (17.3)
     Proceeds from exercise of options and
       other stock issuances                               145.8      174.0
     Repurchase of common stock                           (382.6)    (203.7)
     Dividends on common stock                            (130.4)    (105.2)
                                                        _________   ________

     Cash used by financing activities                    (352.2)    (158.1)
                                                        _________   ________

Effect of exchange rate changes on cash                     12.5       13.3
                                                        _________   ________

Net (decrease) increase in cash and equivalents           (253.6)     353.8
Cash and equivalents, beginning of period                1,388.1      828.0
                                                        _________   ________

Cash and equivalents, end of period                     $1,134.5   $1,181.8
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim period. The interim financial statement information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the six-month period ended November 30, 2005 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2006 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2 - Inventories:
         ___________

     Inventory balances of $1,892.7 million and $1,811.1 million at November 30, 2005 and May 31, 2005, respectively, were substantially all finished goods.


NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2005 and May 31, 2005:

                                    November 30, 2005                    May 31, 2005
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  31.4     $ (12.1)   $  19.3   $  29.2     $ (10.9)  $  18.3
     Trademarks                 55.5       (19.2)      36.3      54.8       (16.4)     38.4
     Other                      21.4       (14.6)       6.8      21.4       (13.5)      7.9
                             ________    ________   ________  ________    ________  ________
          Total              $ 108.3     $ (45.9)   $  62.4   $ 105.4     $ (40.8)  $  64.6
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 403.9                         $ 406.1
                                                    ========                        ========
Goodwill                                            $ 135.4                         $ 135.4
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.4 million and $2.8 million for the three-month periods ended November 30, 2005 and 2004, respectively and $4.9 million and $4.4 million for the six-month periods ending November 30, 2005 and 2004, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ended May 31, 2006 through May 31, 2010 are as follows: 2006: $9.7 million; 2007: $8.8 million; 2008: $8.3 million; 2009:
$7.6 million; 2010: $6.8 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       November 30, 2005  May 31, 2005
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $301.6           $394.2
Endorser compensation                         95.1             83.4
Taxes other than income taxes                 90.8             96.8
Fair value of derivatives                     84.0             61.8
Dividends payable                             80.5             65.3
Advertising and marketing                     79.6             57.4
Other1                                       227.6            225.4
                                            _______          _______
                                            $959.2           $984.3
                                            =======          =======

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at November 30, 2005 and May 31, 2005.



NOTE 5 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended          Six Months Ended
                                                 November 30,              November 30,
                                            _____________________       __________________

                                              2005        2004           2005       2004
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $301.1      $261.9         $733.4     $588.7

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                     (26.0)      130.7          (43.3)     116.6
  Changes due to cash flow hedging
      instruments:
    Net gain (loss) on hedge derivatives       55.4      (115.5)          97.4     (108.6)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments  (8.4)       25.3           (0.7)      75.7
                                             ________    _______        _______    _______

  Other comprehensive income                   21.0        40.5           53.4       83.7
                                             _______     _______        _______    _______
Total comprehensive income                   $322.1      $302.4         $786.8     $672.4
                                             =======     =======        =======    =======



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

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended        Six Months Ended
                                                    November 30,            November 30,
                                               ____________________      __________________

                                                 2005        2004         2005        2004
                                                 ____        ____         ____        ____

                                                    (in millions, except per share data)

Net income as reported                          $301.1      $261.9       $733.4      $588.7

Add:  Stock-based compensation expense included
  in reported net income, net of tax               0.0         0.3          0.1         0.3
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (19.6)      (17.3)       (38.5)      (31.4)
                                                _______     _______      _______     _______

Pro forma net income                            $281.5      $244.9       $695.0      $557.6
                                                =======     =======      =======     =======
Earnings per share:
  Basic - as reported                           $ 1.16      $ 0.99       $ 2.82      $2.24
  Basic - pro forma                               1.09        0.93         2.67       2.12
  Diluted - as reported                           1.14        0.97         2.77       2.18
  Diluted - pro forma                             1.07        0.91         2.64       2.09


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

     Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The Company's pro forma disclosure above currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized less stock-based compensation expense in the above pro forma of $0.02 and $0.01 per diluted share for the three months ended November 30, 2005 and November 30, 2004, respectively, and additional stock-based compensation expense in the above pro forma of $0.04 and $0.08 per diluted share for the six months ended November 30, 2005 and November 30, 2004, respectively. The Company grants the majority of stock options in a single grant in the first three months of each fiscal year. As such, accelerated vesting would result in increased expense recognition in the first three months of the fiscal year and a reduction of expense recorded in the remaining nine months of the fiscal year, as compared to the expense recorded by the Company under our current policy of expensing such options ratably over the stated vesting period.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 5.6 million shares of common stock were outstanding at November 30, 2005 but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. There were no such antidilutive options outstanding at November 30, 2004.

                                    Three Months Ended              Six Months Ended
                                       November 30,                    November 30,
                                  _____________________            ___________________

                                    2005         2004               2005         2004
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    259.0        263.3              260.0        263.0
   Assumed conversion of
     dilutive stock options
     and awards                       4.7          7.8                5.0          7.5
                                   _______      _______            _______      _______

Diluted average common
   shares outstanding               263.7        271.1              265.0        270.5
                                   =======      =======            =======      =======

Basic earnings per common share    $ 1.16       $ 0.99             $ 2.82       $ 2.24
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 1.14       $ 0.97             $ 2.77       $ 2.18
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

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2005        2004        2005       2004
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,307.1    $1,132.0    $2,816.0   $2,533.7
  EUROPE, MIDDLE EAST, AFRICA            977.4       961.1     2,194.9    2,119.0
  ASIA PACIFIC                           503.3       483.5       962.9      889.5
  AMERICAS                               252.1       189.3       465.8      351.0
  OTHER                                  434.8       382.4       897.1      816.9
                                      _________   _________   _________  _________
                                      $3,474.7    $3,148.3    $7,336.7   $6,710.1
                                      =========   =========   =========  =========

Pre-tax Income
  U.S.                                $  265.7    $  233.1    $  610.9   $  555.4
  EUROPE, MIDDLE EAST, AFRICA            194.2       197.6       524.4      444.0
  ASIA PACIFIC                           115.2       112.0       206.6      175.4
  AMERICAS                                57.4        44.3       102.0       64.7
  OTHER                                   23.0        20.8        63.0       61.0
  CORPORATE                             (191.7)     (204.8)     (383.1)    (392.0)
                                      _________   _________   _________  _________
                                      $  463.8    $  403.0    $1,123.8   $  908.5
                                      =========   =========   =========  =========



                                       Nov. 30,    May 31,
                                         2005       2005
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  677.1    $  627.0
  EUROPE, MIDDLE EAST, AFRICA            630.3       723.6
  ASIA PACIFIC                           274.8       309.8
  AMERICAS                               223.1       168.7
  OTHER                                  311.0       394.0
  CORPORATE                               49.9        39.0
                                      _________   _________
                                      $2,166.2    $2,262.1
                                      =========   =========

Inventories
  U.S.                                $  679.1    $  639.9
  EUROPE, MIDDLE EAST, AFRICA            480.5       496.5
  ASIA PACIFIC                           256.5       228.9
  AMERICAS                               124.3        96.8
  OTHER                                  313.5       316.2
  CORPORATE                               38.8        32.8
                                      _________   _________
                                      $1,892.7    $1,811.1
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  218.1    $  216.0
  EUROPE, MIDDLE EAST, AFRICA            218.2       230.0
  ASIA PACIFIC                           341.1       380.4
  AMERICAS                                16.2        15.7
  OTHER                                   94.8        93.4
  CORPORATE                              697.4       670.3
                                      _________   _________
                                      $1,585.8    $1,605.8
                                      =========   =========



NOTE 9 - Related Party Transaction:
         _________________________

     During the three-month period ended November 30, 2005, the Company made a $10.8 million contribution to the Nike Foundation which was recorded as selling and administrative expense. The Nike Foundation was established by the Company as a not-for-profit organization whose results are not consolidated by the Company.


NOTE 10 - Commitments and Contingencies:
         ______________________________

     At November 30, 2005, the Company had letters of credit outstanding totaling $437.6 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the second quarter of fiscal 2006, our revenues grew 10% to $3.5 billion, net income grew 15% to $301.1 million and we delivered diluted earnings per share of $1.14, an 18% increase versus the second quarter of fiscal 2005. Strong demand for NIKE brand products in both the US and Americas regions drove the increase in revenues. The growth in diluted earnings per share was primarily driven by the higher revenues and by lower selling and administrative expense as a percentage of sales. Selling and administrative expense for the second quarter decreased as a percentage of sales by 50 basis points. For the quarter, our gross margin percentage decreased 60 basis points to 43.5%, driven largely by a reduction of in-line net pricing margins (net revenue for current product offerings minus product costs) for footwear and apparel, partially offset by positive effects from foreign currency hedge results. Diluted earnings per share in the second quarter increased at a greater rate than net income primarily due to our common share repurchases since the second quarter of fiscal 2005. During the second quarter of fiscal 2006, we increased our dividend per common share to $0.31, as compared to $0.25 in the second quarter of fiscal 2005.


Results of Operations


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
      %                            %
                                       2005      2004      change    2005      2004    change
                                      ______    ______    ________  ______    ______  ________

                                                  (in millions, except per share data)

Revenues                             $3,474.7   $3,148.3     10%   $7,336.7  $6,710.1     9%

Cost of sales                         1,963.3    1,760.2     12%    4,077.2   3,736.2     9%

Gross margin                          1,511.4    1,388.1      9%    3,259.5   2,973.9    10%
  Gross margin %                         43.5%      44.1%              44.4%     44.3%

Selling and administrative            1,054.7      973.2      8%    2,159.1   2,046.8     5%
  % of revenue                           30.4%      30.9%              29.4%     30.5%

Income before income taxes              463.8      403.0     15%    1,123.8     908.5    24%

Net income                              301.1      261.9     15%      733.4     588.7    25%

Diluted earnings per share               1.14       0.97     18%       2.77      2.18    27%



Consolidated Operating Results

     In the second quarter and first six months of fiscal 2006, consolidated revenues grew 10% and 9%, respectively, versus the comparable periods of fiscal 2005. One percentage point of the reported revenue growth for both the second quarter and first six months of fiscal 2006 was attributable to changes in currency exchange rates.

     The U.S. Region contributed 6 percentage points of the consolidated revenue growth for the second quarter and 4 percentage points for the first six months of fiscal 2006. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 2 percentage points of the consolidated revenue growth for the second quarter and 3 percentage points of the consolidated revenue growth for the first six months, as all three of our international regions posted higher revenues. Sales in our Other businesses drove the balance of the improvements for the quarter and year-to-date period.

     In the second quarter of fiscal 2006, our consolidated gross margin percentage declined 60 basis points compared to the prior year's second quarter, from 44.1% to 43.5%. For the first six months of fiscal 2006, our consolidated gross margin percentage improved 10 basis points, from 44.3% to 44.4%. The primary factors contributing to these changes in gross margin percentage for the second quarter and year-to-date period were as follows:

    (1) A lower gross margin percentage in the U.S. Region reduced consolidated gross margin by approximately 70 and 40 basis points for the second quarter and first six months, respectively. The U.S. Region gross margin decline was due primarily to lower in-line pricing margins in footwear. Higher product costs (due in part to higher oil prices) and additional costs incurred to meet strong footwear unit demand drove the lower U.S. Region in-line footwear margins during the second quarter and first six months.

    (2) Our international regions reduced consolidated gross margin by approximately 20 basis points for the second quarter and increased consolidated gross margin by approximately 30 basis points for the year-to-date period. For the second quarter, lower gross margins in our Asia Pacific Region were partially offset by improvements in EMEA. For the year-to-date period, gross margin improvements from the EMEA and Americas regions were partially offset by lower gross margins in the Asia Pacific Region. These gross margin changes were primarily driven by improvements in year-over-year foreign currency hedge rates, partially offset by lower in-line pricing margins in our EMEA and Asia Pacific regions (as discussed below):

           (a) For the second quarter and year-to-date period, year-over-year currency hedge rate improvements, primarily the euro, contributed approximately 150 basis points and 170 basis points of consolidated gross margin improvement, respectively.

           (b) Lower in-line pricing margins on wholesale products in the EMEA and Asia Pacific regions, primarily related to footwear and apparel, decreased the consolidated gross margin by approximately 170 basis points and 130 basis points for the second quarter and year-to-date period, respectively. The lower in-line pricing margins for footwear and apparel were due to strategies to improve consumer value, higher product costs due in part to higher oil prices, higher discounts and a shift in the mix of products sold toward products with lower margins.

    (3) Improved gross margin percentages in our Other businesses increased consolidated gross margin by approximately 30 and 20 basis points for the quarter and year-to-date period, respectively. NIKE Golf drove the majority of the gross margin improvement for the quarter. NIKE Golf's improvement for the second quarter and year-to-date period was primarily driven by gross margin improvements in footwear and equipment.


     We currently expect gross margins for the full fiscal year 2006 to be comparable to fiscal 2005 levels. Hedge rates for the second half of fiscal 2006 are expected to be slightly better than the second half of fiscal 2005, but the year-over-year improvement will be substantially below the levels achieved in the first six months of 2006.

     Selling and administrative expense, comprised of demand creation (advertising and promotion) and operating overhead, grew 8% for the second quarter of fiscal 2006 and 5% year-to-date. As a percentage of sales, selling and administrative expense decreased 50 basis points and 110 basis points for the second quarter and first six months of fiscal 2006, respectively. We expect selling and administrative expenses for full fiscal 2006 to represent a lower percentage of sales than in fiscal 2005, given our continued focus on limiting operating overhead expense growth. Changes in currency exchange rates had a minimal impact on selling and administrative expense for quarter and year-to-date period.

     Demand creation expense increased 8% to $377.0 million in the second quarter and declined 2% to $798.6 million for the first six months of fiscal 2006. Changes in currency exchange rates increased the rate of growth in demand creation by 1 percentage point for both the second quarter and first six months of fiscal 2006. The increase in demand creation spending for the second quarter was primarily attributable to higher spending on sports marketing contracts and events, primarily in the US and at NIKE Golf (3 percentage points), incremental investment in retail marketing primarily in EMEA, Americas and at NIKE Golf (2 percentage points) and higher advertising spending primarily in EMEA and at Converse (1 percentage point). Excluding the impact of changes in currency exchange rates, the decrease in demand creation expense for the first six months of fiscal 2006 was the result of a change in the timing of demand creation spending versus fiscal 2005. Spending was particularly heavy in the first quarter of fiscal 2005 due to marketing programs centered on global sporting events that took place in the summer of 2004. In addition, certain advertising spending originally scheduled for the first half of fiscal 2006 was delayed to the second half of the year.

     The level of demand creation spending for the first six months of fiscal 2006 was not indicative of what we currently expect for the full year. Spending is expected to increase as a result of investment in advertising and marketing programs, most notably those relating to the 2006 World Cup.

     Operating overhead for the second quarter of fiscal 2006 grew 9% to $677.7 million and grew 11% to $1,360.5 million for the first six months of fiscal 2006. Changes in currency exchange rates contributed 1 percentage point of the increase for both the second quarter and the first six months. Excluding the effects of currency, operating overhead increases for the quarter and year-to-date period were mainly attributable to higher personnel costs due to increased headcount and higher wages and benefits (2 percentage points for the quarter and 4 percentage points for the year-to-date period); investments in infrastructure to support the growth of our Other businesses (2 percentage points for both the quarter and year-to-date period); continued investments in NIKE-owned retail stores (2 percentage points for the quarter and 1 percentage point for the year-to-date period); increased charitable contributions to the NIKE Foundation (2 percentage points for the quarter and 1 percentage point for the year-to-date period); and increased expenses associated with global and regional management meetings (1 percentage point for the quarter and year-to-date period).

     In the second quarter and first six months of fiscal 2006, foreign currency hedge gains were the most significant component of Other income, net, of $1.4 million and $11.3 million, respectively. These gains are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments). In the second quarter and first six months of fiscal 2006, we estimate that the combination of net foreign currency gains in Other (income) expense, net, and the favorable translation of foreign currency denominated profits, most significantly in EMEA, resulted in a year-over-year increase in consolidated income before income taxes of $20 million and $37 million, respectively.

     In the second quarter of fiscal 2006, we adjusted our year-to-date effective tax rate to 34.7%, our estimate of our effective rate for full fiscal year 2006. The effective tax rate for the second quarter of fiscal 2006 of 35.1% was higher than the 34.9% rate reported for the full year of fiscal 2005 primarily due to higher taxes on foreign earnings.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from December 2005 through April 2006 were 2.5% higher than such orders reported for the comparable period of fiscal 2005. This increase was reduced by 4.5 percentage points due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, higher average selling prices for footwear and apparel contributed approximately 1 percentage point of the growth in overall futures and advance orders. The remaining 6 percentage points of the increase were due to volume increases for both footwear and apparel. As always, the reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Bauer NIKE Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

                                  Three Months Ended            Six Months Ended
                                     November 30,                  November 30,
                                 ___________________           ____________________
                                                      %                           %
                                 2005       2004    change     2005     2004    change
                                ______     ______  _______    ______   ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $  811.5  $  680.0     19%   $1,832.6  $1,601.4    14%
   APPAREL                        433.8     384.7     13%      829.3     776.0     7%
   EQUIPMENT                       61.8      67.3     -8%      154.1     156.3    -1%
                               ________  ________           ________  ________
     TOTAL U.S.                 1,307.1   1,132.0     15%    2,816.0   2,533.7    11%

EMEA REGION

   FOOTWEAR                       533.2     531.8      0%    1,218.3   1,195.1     2%
   APPAREL                        379.6     370.0      3%      814.8     779.7     5%
   EQUIPMENT                       64.6      59.3      9%      161.8     144.2    12%
                               ________  ________           ________  ________
     TOTAL EMEA                   977.4     961.1      2%    2,194.9   2,119.0     4%

ASIA PACIFIC REGION

   FOOTWEAR                       245.4     236.6      4%      482.8     455.2     6%
   APPAREL                        214.6     207.8      3%      391.1     356.6    10%
   EQUIPMENT                       43.3      39.1     11%       89.0      77.7    15%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           503.3     483.5      4%      962.9     889.5     8%

AMERICAS REGION

   FOOTWEAR                       178.1     129.8     37%      335.0     244.6    37%
   APPAREL                         55.4      46.9     18%       96.1      82.4    17%
   EQUIPMENT                       18.6      12.6     48%       34.7      24.0    45%
                               ________  ________           ________  ________
     TOTAL AMERICAS               252.1     189.3     33%      465.8     351.0    33%

                               ________  ________           ________  ________
                                3,039.9   2,765.9     10%    6,439.6   5,893.2     9%

OTHER                             434.8     382.4     14%      897.1     816.9    10%

                               ________  ________           ________  ________
TOTAL REVENUES                 $3,474.7  $3,148.3     10%   $7,336.7  $6,710.1     9%
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

     In the U.S. Region, increased unit sales in a majority of footwear categories drove the footwear revenue growth for the quarter and year-to-date period. Increased consumer demand for our Jordan brand was a significant driver of the footwear revenue growth.

     The increase in U.S. apparel sales for the second quarter and first six months of fiscal 2006 was driven by increases in NIKE and Jordan branded apparel. The NIKE and Jordan branded apparel increases were partially offset by sales declines as a result of the expiration of our license agreement with the NBA in November of fiscal 2005.

     For the second quarter of fiscal 2006, U.S. Region pre-tax income was $265.7 million, a 14% increase versus the second quarter of fiscal 2005. Pre-tax income for the first six months of fiscal 2006 increased 10% to $610.9 million. For the quarter and year-to-date period, higher revenues drove the increase, more than offsetting a lower gross margin percentage and higher selling and administrative expenses. Selling and administrative expenses increased at a slower rate than revenues for both the quarter and year-to-date period.

     For the quarter and year-to-date period of fiscal 2006, the lower gross margin percentage in the U.S. Region was primarily the result of lower in-line pricing margins for footwear due to higher product costs and additional costs incurred to meet strong footwear unit demand, as discussed above. Higher selling and administrative costs were due to increases in both demand creation and operating overhead. The increase in demand creation for both the quarter and year-to-date period was primarily driven by increased sports marketing costs, as discussed above. For the second quarter and year-to-date period, the increase in operating overhead was driven by increased investment in our retail businesses and higher personnel costs. The year-to-date period was also affected by increased spending on global and regional management meetings.

     For EMEA, changes in currency exchange rates had a minimal impact on revenue growth for the second quarter and first six months of fiscal 2006. Footwear revenues for the second quarter were comparable to fiscal 2005; for the year-to-date period footwear revenues were up slightly. These results reflected increased unit sales offset by declines in the average selling price per pair. Average selling price per pair declined for the quarter and year-to-date period due in part to strategies to improve consumer value, changes in the mix of in-line products sold and higher customer discounts. The increase in EMEA apparel revenue for the quarter and year-to-date period was driven by increased unit sales, partially offset by a slight reduction in average selling price and changes in the mix of product sold.

     In the second quarter, EMEA sales increases in emerging markets such as Russia, Turkey, South Africa and Central and Eastern Europe, drove the EMEA sales growth. Growth in these markets was partially offset by sales declines in the UK, Italy and France. For the year-to-date period, sales increases were driven by the emerging markets and the UK.

     EMEA pre-tax income for the second quarter of fiscal 2006 was $194.2 million, down 2% versus the prior year quarter. For the first six months of fiscal 2006, pre-tax income grew 18% to $524.4 million. For the second quarter, higher revenues and gross margin improvements were more than offset by increased selling and administrative costs. For the six-month period, higher revenues, gross margin improvements and lower selling and administrative costs all contributed to pre-tax income growth. The improved gross margins during the quarter and six-month period were primarily the result of improved year-over-year euro hedge rates and were partially offset by reduced in-line pricing margins primarily in footwear and apparel. The reduced in-line pricing margins for footwear and apparel were due to strategies to improve consumer value, higher product costs due in part to higher oil prices, higher discounts and a shift in the mix of products sold toward products with lower margins, as discussed above. Higher selling and administrative costs in the second quarter were driven by increases in both demand creation and operating overhead expenses. Demand creation spending increased in the second quarter primarily due to increased advertising spending, reflecting a shift in the timing of certain advertising campaigns from the first quarter to the second quarter of fiscal 2006. For the six-month period, demand creation expense was lower than the prior year, reflecting a shift in spending to the second half of fiscal 2006 due to the timing of global sporting events. Operating overhead increased in the second quarter and first six months of fiscal 2006 due to increases in personnel costs, spending for global and regional management meetings and investments in our retail businesses.

     In the Asia Pacific Region, 2 percentage points of the reported revenue growth for both the second quarter and first six months of fiscal 2006 were due to changes in currency exchange rates. Excluding the changes in currency exchange rates, higher sales in each Asia Pacific product business unit drove revenue growth in the second quarter and year-to-date period. Increased sales in China (driven by expansion of retail distribution and strong consumer demand) were the primary growth driver for both the second quarter and year-to-date period, partially offset by sales declines in Japan, Korea and Australia. These declines were the result of weak market conditions, investments in consumer value and higher customer discounts.

     Second quarter pre-tax income for the Asia Pacific Region increased 3% versus the second quarter of fiscal 2005 to $115.2 million; year-to-date pre-tax income increased 18% to $206.6 million. For the quarter and year-to-date period, higher revenues and lower selling and administrative costs were partially offset by reduced gross margins. The reduced gross margin percentage was primarily attributable to lower in-line pricing margins for footwear and apparel due to strategies to improve consumer value, higher product costs due in part to higher oil prices, higher discounts and a shift in the mix of products sold toward products with lower margins. The reduction in selling and administrative expenses for both the second quarter and first six months of fiscal 2006 was primarily due to lower demand creation expense associated with a shift in spending to the latter half of fiscal 2006.

     In the Americas Region, 13 percentage points of the revenue growth for both the second quarter and first six months of fiscal 2006 was due to changes in currency exchange rates. Even excluding the changes in currency exchange rates, sales in each product business unit grew in the second quarter and year-to-date period. The revenue growth for the second quarter was primarily driven by higher sales in South America. For the year-to-date period, higher sales in South America and Canada primarily drove the sales growth.

     In the second quarter of fiscal 2006, pre-tax income for the Americas Region increased 30% from the prior year quarter, to $57.4 million. For the first six months of fiscal 2006, pre-tax income increased 58% to $102.0 million. The increase in pre-tax income for the second quarter and year-to-date period was attributable to higher revenues and a benefit from changes in currency exchange rates, partially offset by higher selling and administrative costs. The year-to-date period also benefited from an improved gross margin percentage.

     Revenues and pre-tax income for our Other businesses in the second quarter and first six months of fiscal 2006 include results from Bauer NIKE Hockey Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. For the second quarter and year-to-date period, the increase in Other business revenues was primarily driven by growth at Converse and NIKE Golf.

     Pre-tax income from the Other businesses improved 11% to $23.0 million in the second quarter of fiscal 2006 and improved 3% to $63.0 million in the year-to-date period versus the same period of last year. For the second quarter, improved profitability from Converse and NIKE Golf drove most of the increase, partially offset by a decrease at Bauer NIKE Hockey as a result of costs incurred in the second quarter in connection with the strategic shift to a unified brand and logo.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $738.2 million for the first six months of fiscal 2006, compared to $755.5 million for the first six months of fiscal 2005. Net income provided $733.4 million of cash flow over the first six months of the current year, compared to $588.7 million in the first six months of last year, partially offset by a larger increase in working capital in fiscal 2006 than in fiscal 2005. In the first six months of fiscal 2006, our net investment in working capital increased $180.5 million as compared to an increase of only $29.5 million in the corresponding period of fiscal 2005. This increased investment in working capital was largely attributable to a larger increase in inventories reflecting our reported futures orders growth and changes in the timing of receipt of Spring product.

     In the current quarter, we purchased approximately 2.9 million shares of NIKE's Class B common stock for $239.8 million, bringing purchases for the first six months of fiscal 2006 to 4.7 million shares at a cost of $390.4 million. The share repurchases were part of a $1.5 billion, four-year share repurchase program that was approved by the Board of Directors in June 2004. Since the inception of this program, we have repurchased 11.6 million shares, at a total cost of $946.6 million. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the second quarter of fiscal 2006 were $0.31, compared to $0.25 in the second quarter of fiscal 2005.

Capital Resources

     No amounts are currently outstanding under our committed credit facility. The terms of our facility have not changed from those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at November 30, 2005 or May 31, 2005. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2005.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2005 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

September 1 - 30, 2005   1,419,000     $ 79.47        1,419,000              $  680.4
October 1 - 31, 2005       894,800     $ 82.59          894,800              $  606.5
November 1 - 30, 2005      612,600     $ 86.61          612,600              $  553.4
                         _________     _______        _________

Total                    2,926,400     $ 81.92        2,926,400
                         =========     =======        =========



Item 4.

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 20, 2005. The shareholders (i) elected for the ensuing year all of management's nominees for the Board of Directors; (ii) approved the amendment to the Company's Articles of Incorporation; (iii) re-approved and amended the NIKE, Inc. Executive Performance Sharing Plan; (iv) approved an amendment to the NIKE, Inc. 1990 Stock Incentive Plan; and (v) ratified the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for fiscal 2006.

The voting results are as follows:

Proposal 1 -
Election of Directors:

                                       Votes Cast    Broker
                           For          Withheld    Non-Votes
                           ___         __________   _________

Directors Elected
by holders of
Class A Common Stock:

John G. Connors          65,401,724       -0-           -0-
Ralph D. DeNunzio        65,401,724       -0-           -0-
Douglas G. Houser        65,401,724       -0-           -0-
Philip H. Knight         65,401,724       -0-           -0-
William D. Perez         65,401,724       -0-           -0-
Orin C. Smith            65,401,724       -0-           -0-
John R. Thompson, Jr.    65,401,724       -0-           -0-

Directors Elected
by holders of
Class B Common Stock:

Jill K. Conway           170,388,955   5,542,169        -0-
Alan B. Graf, Jr.        172,142,586   3,788,538        -0-
Jeanne P. Jackson        169,622,940   6,308,184        -0-

                                                                    Broker
                             For          Against      Abstain    Non-Votes
                             ___          _______      _______    _________

Proposal 2 -
Amend the Articles of
Incorporation to increase
the number of authorized
Shares:

Class A and Class B
Common Stock Voting
Together                 218,187,397    21,688,660    1,456,789      -0-

Proposal 3 -
Re-approve and amend
Executive Performance
Sharing Plan:

Class A and Class B
Common Stock Voting
Together                 234,976,040     4,720,526    1,636,280      -0-

Proposal 4 -
Amend the 1990 Stock
Incentive Plan:

Class A and Class B
Common Stock Voting
Together                 132,436,064    90,824,711    1,537,476   16,534,596

Proposal 5 -
Ratify the appointment
of PricewaterhouseCoopers LLP
as independent registered
public accounting firm:

Class A and Class B
Common Stock Voting
Together                 236,705,036     3,488,189    1,139,621      -0-


Item 6.   Exhibits

   (a)  EXHIBITS:

   3.1 Restated Articles of Incorporation, as amended. (incorporated by reference from Exhibit 3.1 to the Company's Quarterly
        Report on Form 10-Q for the fiscal quarter ended August 31,
        2005).

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


DATED:  January 6, 2006