Form 10-Q
period 2006-04-07
NIKE INC
filed 2006-04-07
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 28, 2006
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

Yes  X   No     .
    ___      ___

Indicate by check mark whether the registrant is a large accelerated filer, or accelerated filer, or a non-accelerated filer.

Large accelerated filer  X    Accelerated filer      Non-accelerated filer
                        ___                     ___                        ___

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act). Yes     No  X .
                                    ___        ___

Common Stock shares outstanding as of February 28, 2006 were:
                                       _______________

                            Class A         63,906,694

                            Class B        194,710,833
                                       _______________
                                           258,617,527
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 28,    May 31,
                                                         2006         2005
                                                       ________     ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,472.1    $1,388.1
     Short-term investments                               535.0       436.6
     Accounts receivable, net                           2,351.6     2,262.1
     Inventories (Note 2)                               2,034.2     1,811.1
     Deferred income taxes                                115.0       110.2
     Prepaid expenses and other current assets            536.8       343.0
                                                       ________    ________

     Total current assets                               7,044.7     6,351.1

Property, plant and equipment                           3,283.2     3,179.2
     Less accumulated depreciation                      1,684.8     1,573.4
                                                       ________    ________

     Property, plant and equipment, net                 1,598.4     1,605.8

Identifiable intangible assets, net (Note 3)              406.2       406.1
Goodwill (Note 3)                                         135.3       135.4
Deferred income taxes and other assets                    333.6       295.2
                                                       ________    ________

     Total assets                                      $9,518.2    $8,793.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $  254.7    $    6.2
     Notes payable                                         79.3        69.8
     Accounts payable                                     785.8       775.0
     Accrued liabilities (Note 4)                       1,128.9     1,053.2
     Income taxes payable                                  55.5        95.0
                                                       ________    ________

     Total current liabilities                          2,304.2     1,999.2

Long-term debt                                            411.3       687.3
Deferred income taxes and other liabilities               540.8       462.6
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-63.9 and
               71.9 shares outstanding                      0.1         0.1
          Class B-194.7 and 189.2 shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,417.4     1,182.9
     Unearned stock compensation                           (5.1)      (11.4)
     Accumulated other comprehensive income (Note 5)      127.7        73.4
     Retained earnings                                  4,718.8     4,396.5
                                                       ________    ________

     Total shareholders' equity                         6,261.6     5,644.2
                                                       ________    ________

     Total liabilities and shareholders' equity        $9,518.2    $8,793.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended        Nine Months Ended
                                               February 28,              February 28,
                                           ____________________       __________________

                                             2006        2005          2006        2005
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,612.8    $3,308.2     $10,949.5   $10,018.3
Cost of sales                               2,038.7     1,849.4       6,115.9     5,585.6
                                           _________   _________     _________   _________

Gross margin                                1,574.1     1,458.8       4,833.6     4,432.7
Selling and administrative expense          1,086.6     1,035.7       3,245.7     3,082.5
Interest (income) expense, net                 (8.4)       (0.1)        (20.5)        8.4
Other (income) expense, net                   (10.7)        9.8         (22.0)       19.9
                                           _________   _________     _________   _________

Income before income taxes                    506.6       413.4       1,630.4     1,321.9

Income taxes                                  180.8       140.0         571.2       459.8
                                           _________   _________     _________   _________

Net income                                 $  325.8    $  273.4      $1,059.2    $  862.1
                                           =========   =========     =========   =========

Basic earnings per common share (Note 7)   $   1.26    $   1.04      $   4.08    $   3.28
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 7) $   1.24    $   1.01      $   4.00    $   3.18
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.31    $   0.25      $   0.87    $   0.70
                                           =========   =========     =========   =========



The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                              February 28,
                                                          _____________________

                                                            2006         2005
                                                            ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                           $1,059.2    $ 862.1
     Income/charges not affecting cash:
       Depreciation                                          206.4      188.9
       Deferred income taxes                                   4.6       (4.1)
       Amortization and other                                 27.3       30.5
     Income tax benefit from exercise of stock
       options                                                49.2       60.3
     Changes in certain working capital
       components, net of the effect of
       acquisition of subsidiary:
           Increase in accounts receivable                   (95.5)     (97.5)
           (Increase) decrease in inventories               (198.0)       2.8
           (Increase) decrease in prepaid expenses
              and other current assets                     ( 135.6)      39.1
           Increase (decrease) in accounts payable,
              accrued liabilities and income taxes payable    35.5       (1.0)
                                                          _________  _________

     Cash provided by operations                             953.1    1,081.1
                                                          _________  _________

Cash provided (used) by investing activities:
     Purchases of investments                             (1,379.8)  (1,103.9)
     Maturities of investments                             1,279.0    1,086.0
     Additions to property, plant and
       equipment                                            (232.1)    (180.5)
     Disposals of property, plant and
       equipment                                               1.2        6.3
     Increase in other assets                                (20.8)     (18.7)
     Decrease in other liabilities                            (3.4)      (5.0)
     Acquisition of subsidiary, net of cash
       acquired                                                 --      (47.2)
                                                          _________  _________

     Cash used by investing activities                      (355.9)    (263.0)
                                                          _________  _________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                              (4.6)      (7.5)
     Increase (decrease) in notes payable                     16.8      (59.9)
     Proceeds from exercise of options and
       other stock issuances                                 188.6      204.7
     Repurchase of common stock                             (511.0)    (390.5)
     Dividends on common stock                              (210.8)    (171.2)
                                                          _________  _________

     Cash used by financing activities                      (521.0)    (424.4)
                                                          _________  _________

Effect of exchange rate changes on cash                        7.8        0.8
                                                          _________  _________

Net increase in cash and equivalents                          84.0      394.5
Cash and equivalents, beginning of period                  1,388.1      828.0
                                                          _________  _________

Cash and equivalents, end of period                       $1,472.1   $1,222.5
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The interim financial statement information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine-month period ended February 28, 2006 are not necessarily indicative of results to be expected for the entire year.

     Certain prior year amounts have been reclassified to conform to fiscal year 2006 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.


NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,034.2 million and $1,811.1 million at February 28, 2006 and May 31, 2005, respectively, were substantially all finished goods.


NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of February 28, 2006 and May 31, 2005:

                                    February 28, 2006                    May 31, 2005
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  33.1     $  (9.8)   $  23.3   $  29.2     $ (10.9)  $  18.3
     Trademarks                 45.6       (10.4)      35.2      54.8       (16.4)     38.4
     Other                      21.4       (15.2)       6.2      21.4       (13.5)      7.9
                             ________    ________   ________  ________    ________  ________
          Total              $ 100.1     $ (35.4)   $  64.7   $ 105.4     $ (40.8)  $  64.6
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 406.2                         $ 406.1
                                                    ========                        ========
Goodwill                                            $ 135.3                         $ 135.4
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.4 million and $2.7 million for the three-month periods ended February 28, 2006 and 2005, respectively and $7.3 million and $7.0 million for the nine-month periods ending February 28, 2006 and 2005, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2006 through May 31, 2010 are as follows: 2006: $9.7 million; 2007: $8.9 million; 2008: $8.4 million; 2009:
$7.1 million; 2010: $6.3 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       February 28, 2006  May 31, 2005
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $374.4           $397.2
Advertising and marketing                    125.2             76.6
Taxes other than income taxes                114.4             96.8
Endorser compensation                        107.6            101.9
Dividends payable                             80.5             65.3
Fair value of derivatives                     68.7             61.8
Other1                                       258.1            253.6
                                          _________        _________
                                          $1,128.9         $1,053.2
                                          =========        =========

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at February 28, 2006 and May 31, 2005.



NOTE 5 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended         Nine Months Ended
                                                 February 28,              February 28,
                                            _____________________       __________________

                                              2006        2005           2006       2005
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $325.8      $273.4       $1,059.2     $862.1

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                      22.6        (6.1)         (20.7)     110.5
  Changes due to cash flow hedging
      instruments:
    Net gain (loss) on hedge derivatives       (4.3)       (3.4)          93.1     (112.0)
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments (17.4)       30.7          (18.1)     106.4
                                             _______     _______      _________    _______

  Other comprehensive income                    0.9        21.2           54.3      104.9
                                             _______     _______      _________    _______
Total comprehensive income                   $326.7      $294.6       $1,113.5     $967.0
                                             =======     =======      =========    =======



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

     If the Company had accounted for stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended       Nine Months Ended
                                                    February 28,            February 28,
                                               ____________________      __________________

                                                 2006        2005         2006        2005
                                                 ____        ____         ____        ____

                                                    (in millions, except per share data)

Net income as reported                          $325.8      $273.4     $1,059.2      $862.1

Add:  Stock-based compensation expense included
  in reported net income, net of tax               0.1         0.2          0.2         0.5
Deduct:  Total stock-based employee compensation
  expense under fair value based method for all
  awards, net of tax                             (20.6)      (16.4)       (59.1)      (47.8)
                                                _______     _______    _________     _______

Pro forma net income                            $305.3      $257.2     $1,000.3      $814.8
                                                =======     =======    =========     =======
Earnings per share:
  Basic - as reported                           $ 1.26      $ 1.04       $ 4.08      $ 3.28
  Basic - pro forma                               1.18        0.98         3.85        3.10
  Diluted - as reported                           1.24        1.01         4.00        3.18
  Diluted - pro forma                             1.17        0.96         3.80        3.04


     The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future periods as options vest over several years and additional awards are made each year.

     As disclosed in the Company's Annual Report on Form 10-K as of May 31, 2005, the Company is currently evaluating SFAS No. 123R "Share-Based Payment" (FAS 123R) and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) to determine the fair value method to measure compensation expense, the appropriate assumptions to include in the fair value model and the transition method to use upon adoption. As a result of the adoption of this Statement the Company will recognize additional compensation expense beginning with the year ending May 31, 2007. The amount of expense that will be recognized is largely dependent on several variables, most notably the number of options that will be granted during the fiscal year in addition to the various assumptions used in the valuation model. The effect on the Company's results of operations of expensing stock options for the three-month and nine-month periods ending February 28, 2006 and 2005 using the Black-Scholes model is presented in the table above.

     Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on an accelerated vesting schedule or immediately, rather than ratably over the vesting period stated in the grant. The Company's pro forma disclosure above currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized less stock-based compensation expense in the above pro forma of $0.02 and $0.01 per diluted share for each of the three-month periods ended February 28, 2006 and February 28, 2005, respectively, and additional stock-based compensation expense in the above pro forma of $0.02 and $0.07 per diluted share for the nine-month periods ended February 28, 2006 and February 28, 2005, respectively. The Company grants the majority of stock options in a single grant in the first three months of each fiscal year. As a result, accelerated vesting would result in increased expense recognition in the first three months of the fiscal year and a reduction of expense recorded in the remaining nine months of the fiscal year, as compared to the expense recorded by the Company under our current policy of expensing such options ratably over the stated vesting period.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 5.6 million and 0.2 million shares of common stock were outstanding at February 28, 2006 and February 28, 2005, respectively, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive.

                                    Three Months Ended              Nine Months Ended
                                       February 28,                    February 28,
                                  _____________________            ___________________

                                    2006         2005               2006         2005
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Average common shares
     outstanding                    258.9        263.3              259.6        263.1
   Assumed conversion of
     dilutive stock options
     and awards                       4.5          8.4                5.0          7.8
                                   _______      _______            _______      _______

Diluted average common
   shares outstanding               263.4        271.7              264.6        270.9
                                   =======      =======            =======      =======

Basic earnings per common share    $ 1.26       $ 1.04             $ 4.08       $ 3.28
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 1.24       $ 1.01             $ 4.00       $ 3.18
                                   =======      =======            =======      =======


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, NIKE Bauer Hockey Inc., Hurley International LLC, NIKE Golf, Converse Inc., and Exeter Brands Group LLC (beginning August 11, 2004), which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

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

                                       Three Months Ended      Nine Months Ended
                                          February 28,            February 28,
                                       __________________      _________________

                                         2006        2005        2006       2005
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,442.8    $1,268.2   $ 4,258.8  $ 3,801.9
  EUROPE, MIDDLE EAST, AFRICA            980.1     1,033.9     3,175.0    3,152.9
  ASIA PACIFIC                           532.3       472.8     1,495.2    1,362.3
  AMERICAS                               203.1       143.7       668.9      494.7
  OTHER                                  454.5       389.6     1,351.6    1,206.5
                                      _________   _________  __________ __________
                                      $3,612.8    $3,308.2   $10,949.5  $10,018.3
                                      =========   =========  ========== ==========

Pre-tax Income
  U.S.                                $  286.2    $  260.1   $   897.1  $   815.5
  EUROPE, MIDDLE EAST, AFRICA            208.7       219.3       733.1      663.3
  ASIA PACIFIC                           119.6       100.4       326.2      275.8
  AMERICAS                                38.5        22.8       140.5       87.5
  OTHER                                   43.6        23.0       106.6       84.0
  CORPORATE                             (190.0)     (212.2)     (573.1)    (604.2)
                                      _________   _________  __________ __________
                                      $  506.6    $  413.4   $ 1,630.4  $ 1,321.9
                                      =========   =========  ========== ==========



                                       Feb. 28,    May 31,
                                         2006       2005
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  784.1    $  627.0
  EUROPE, MIDDLE EAST, AFRICA            699.7       723.6
  ASIA PACIFIC                           294.3       309.8
  AMERICAS                               182.8       168.7
  OTHER                                  339.5       394.0
  CORPORATE                               51.2        39.0
                                      _________   _________
                                      $2,351.6    $2,262.1
                                      =========   =========

Inventories
  U.S.                                $  686.3    $  639.9
  EUROPE, MIDDLE EAST, AFRICA            540.8       496.5
  ASIA PACIFIC                           263.5       228.9
  AMERICAS                               142.1        96.8
  OTHER                                  357.5       316.2
  CORPORATE                               44.0        32.8
                                      _________   _________
                                      $2,034.2    $1,811.1
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  211.5    $  216.0
  EUROPE, MIDDLE EAST, AFRICA            230.1       230.0
  ASIA PACIFIC                           347.2       380.4
  AMERICAS                                16.4        15.7
  OTHER                                   96.1        93.4
  CORPORATE                              697.1       670.3
                                      _________   _________
                                      $1,598.4    $1,605.8
                                      =========   =========



NOTE 9 - Commitments and Contingencies:
         ______________________________

     At February 28, 2006, the Company had letters of credit outstanding totaling $381.8 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the third quarter of fiscal 2006, our revenues grew 9% to $3.6 billion, net income grew 19% to $325.8 million and we delivered diluted earnings per share of $1.24, a 23% increase versus the third quarter of fiscal 2005. Strong demand for NIKE brand products in the U.S. Region drove over half of the increase in revenues. The growth in net income was primarily driven by the higher revenues and by lower selling and administrative expense as a percentage of sales. Selling and administrative expense for the third quarter decreased as a percentage of sales by 120 basis points. For the quarter, our gross margin percentage decreased 50 basis points to 43.6%, driven largely by lower in-line net pricing margins (net revenue for current product offerings minus product costs) for footwear. Diluted earnings per share in the third quarter increased at a greater rate than net income primarily as a result of our common share repurchases since the third quarter of fiscal 2005.


Results of Operations


                                         Three Months Ended             Nine Months Ended
                                             February 28,                   February 28,
                                         ___________________            __________________
      %                            %
                                       2006      2005      change    2006      2005    change
                                      ______    ______    ________  ______    ______  ________

                                                  (in millions, except per share data)

Revenues                             $3,612.8   $3,308.2      9%  $10,949.5  $10,018.3     9%

Cost of sales                         2,038.7    1,849.4     10%    6,115.9    5,585.6     9%
                                     _________  _________         __________ __________
Gross margin                          1,574.1    1,458.8      8%    4,833.6    4,432.7     9%
  Gross margin %                         43.6%      44.1%              44.1%      44.2%

  Demand creation expense               428.3      371.6     15%    1,226.9    1,188.8     3%

  Operating overhead expense            658.3      664.1     -1%    2,018.8    1,893.7     7%
                                     _________  _________         __________ __________

Selling and administrative expense    1,086.6    1,035.7      5%    3,245.7    3,082.5     5%
  % of revenue                           30.1%      31.3%              29.6%      30.8%

Income before income taxes              506.6      413.4     23%    1,630.4    1,321.9    23%

Net income                              325.8      273.4     19%    1,059.2      862.1    23%

Diluted earnings per share               1.24       1.01     23%       4.00       3.18    26%



Consolidated Operating Results

     In both the third quarter and first nine months of fiscal 2006, consolidated revenues grew 9% versus the comparable periods of fiscal 2005. Changes in currency exchange rates reduced the reported revenue growth by three percentage points for the quarter and did not have a material impact on the reported revenue growth for the first nine months of fiscal 2006. The U.S. Region contributed 5 percentage points of the consolidated revenue growth for both the third quarter and first nine months of fiscal 2006. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 5 percentage points of the consolidated revenue growth for the third quarter and 3 percentage points of the consolidated revenue growth for the first nine months, as all three of our international regions posted higher revenues. Sales in our Other businesses drove the balance of the consolidated revenue growth for the quarter and year-to-date period.

     Our consolidated gross margin percentage declined 50 basis points and 10 basis points for the third quarter and first nine months of fiscal 2006, respectively, versus the comparable prior year periods. The primary factors contributing to these changes in the gross margin percentage for the third quarter and year-to-date period were lower in-line net pricing margins in the U.S., EMEA (Europe, Middle East and Africa) and Asia Pacific regions partially offset by improvements in year-over-year foreign currency hedge rates, as discussed below:

    (1) A lower gross margin percentage in the U.S. Region, primarily due to lower in-line net pricing margins for footwear, reduced the consolidated gross margin percentage by approximately 20 and 40 basis points for the third quarter and first nine months of fiscal 2006, respectively.

    (2) Our international regions reduced the consolidated gross margin percentage by approximately 30 basis points for the third quarter of fiscal 2006 and increased the consolidated gross margin by approximately 10 basis points for the year-to-date period due to the following factors:

           (a) Lower in-line net pricing margins for footwear and apparel sales in the EMEA and Asia Pacific regions decreased the consolidated gross margin by approximately 50 basis points and 120 basis points for the third quarter and year-to-date period, respectively.

           (b) For the third quarter and year-to-date period, year-over-year currency hedge rate improvements, primarily the euro, contributed approximately 20 basis points and 140 basis points of consolidated gross margin improvement, respectively.

    (3) Improved gross margin percentages in our Other businesses increased the consolidated gross margin percentage by approximately 20 basis points for both the quarter and year-to-date period. NIKE Golf and Converse drove the majority of the gross margin improvement for both the quarter and year-to-date period.

     We expect continued pressure on gross margins in the fourth quarter of fiscal year 2006 as compared to the fourth quarter of fiscal 2005 due to the factors discussed above. Hedge rates for the fourth quarter are expected to be slightly better than the fourth quarter of fiscal 2005, and the year-over-year improvement will be comparable with the level reported for the third quarter of fiscal 2006.

     Selling and administrative expense, comprised of demand creation (advertising and promotion) and operating overhead, grew 5% for both the third quarter and first nine months of fiscal 2006. Changes in currency exchange rates reduced the selling and administrative expense growth by three percentage points for the quarter and one percentage point for the year-to-date period.

     Selling and administrative expenses decreased as a percentage of sales by 120 basis points and 110 basis points for the third quarter and year-to-date period, respectively.

     Demand creation expense increased 15% in the third quarter and 3% for the first nine months of fiscal 2006. Changes in currency exchange rates reduced the rate of growth in demand creation by 4 percentage points for the third quarter and 1 percentage point for the first nine months of fiscal 2006. Excluding the impact of changes in currency exchange rates, the increase in demand creation spending for the third quarter was primarily due to increased advertising spending, primarily for the global Air Max 360 footwear launch and the global Winder Olympics and World Cup campaigns, and increased spending on sports marketing endorsement contracts and events. Excluding the impact of changes in currency exchange rates, the increase in demand creation spending for the first nine months of fiscal 2006 was primarily due to increased spending on sports marketing endorsement contracts and events and incremental investments in retail marketing programs, partially offset by lower advertising spending as compared to the prior year, which is the result of a change in the timing of advertising spending to the second half of fiscal 2006.

     The level of demand creation spending for the first nine months of fiscal 2006 was not indicative of what we currently expect for the full year. Spending is expected to increase in the fourth quarter of fiscal 2006, compared to both the fourth quarter of fiscal 2005 and the third quarter of fiscal 2006, as a result of investments in advertising and marketing programs, most notably those relating to the 2006 World Cup campaign. During fiscal 2005, advertising spending was particularly heavy in the first quarter due to marketing programs centered on global sporting events that took place in the summer of 2004.

     Operating overhead for the third quarter of fiscal 2006 decreased 1% and grew 7% for the first nine months of fiscal 2006.

     Excluding changes in currency exchange rates, operating overhead expense increased 1% in the third quarter of fiscal 2006, a much lower rate of growth than revenue. Excluding the effects of currency, the change in operating overhead in the third quarter of fiscal 2006 reflected the following:

     - Increased spending to support the growth of NIKE-owned retail, primarily related to new stores.
     -   Increased spending to support the growth of our Other businesses.
     - Severance costs associated with the resignation of our former Chief Executive Officer during the third quarter.
     -   Lower travel and meeting expenses.
     - Personnel costs were flat compared to the third quarter of fiscal 2005, excluding NIKE-owned retail and our Other businesses.

     Changes in foreign currency exchange rates did not have a material impact on the operating overhead growth for the first nine months of fiscal 2006.
The operating overhead increase for the first nine months of fiscal 2006 was mainly attributable to:

     - Higher personnel costs, due primarily to increased headcount and higher wages and benefits.
     -   Increased spending to support the growth of our Other businesses.
     - Increased spending to support the growth of NIKE-owned retail, primarily related to new stores.

     In the third quarter and first nine months of fiscal 2006, foreign currency hedge gains were the most significant component of Other income, net, of $10.7 million and $22.0 million, respectively. These hedge gains are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments). In the third quarter of fiscal 2006, we estimate that the combination of net foreign currency gains in Other (income) expense, net, and the unfavorable translation of foreign currency denominated profits, most significantly in EMEA, did not result in a material year-over-year increase to consolidated income before income taxes. For the first nine months of fiscal 2006 these factors resulted in a year-over-year increase in consolidated income before income taxes of approximately $37 million.

     In the third quarter of fiscal 2006, we adjusted our year-to-date effective tax rate to 35.0%, our estimate of our effective rate for full fiscal year 2006. The effective tax rate for fiscal 2006 is consistent with the 34.9% rate reported for the full year of fiscal 2005.

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from March through July 2006 were 2.9% higher than such orders reported for the comparable period of fiscal 2005. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. This increase was reduced by
2.5 percentage points due to changes in currency exchange rates versus the same period last year. Excluding this currency impact, higher average selling prices for apparel contributed approximately 1 percentage point of the growth in overall futures and advance orders. The remaining 4 percentage points of the increase were due to volume increases for both footwear and apparel. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, NIKE Bauer Hockey, Cole Haan, Converse, NIKE Golf, Hurley, Exeter Brands and retail sales across all brands.


Operating Segments

The breakdown of revenues follows:

                                  Three Months Ended           Nine Months Ended
                                     February 28,                  February 28,
                                 ___________________           ____________________
                                                      %                           %
                                 2006       2005    change     2006     2005    change
                                ______     ______  _______    ______   ______   ______

                                                    (in millions)
U.S. REGION

   FOOTWEAR                    $1,005.9  $  849.6     18%  $ 2,838.5 $ 2,451.0    16%
   APPAREL                        366.6     345.8      6%    1,195.9   1,121.8     7%
   EQUIPMENT                       70.3      72.8     -3%      224.4     229.1    -2%
                               ________  ________          _________ _________
     TOTAL U.S.                 1,442.8   1,268.2     14%    4,258.8   3,801.9    12%

EMEA REGION

   FOOTWEAR                       563.8     615.3     -8%    1,782.1   1,810.4    -2%
   APPAREL                        347.1     351.3     -1%    1,161.9   1,131.0     3%
   EQUIPMENT                       69.2      67.3      3%      231.0     211.5     9%
                               ________  ________          _________ _________
     TOTAL EMEA                   980.1   1,033.9     -5%    3,175.0   3,152.9     1%

ASIA PACIFIC REGION

   FOOTWEAR                       284.1     237.9     19%      766.9     693.1    11%
   APPAREL                        199.0     188.3      6%      590.1     544.9     8%
   EQUIPMENT                       49.2      46.6      6%      138.2     124.3    11%
                               ________  ________          _________ _________
     TOTAL ASIA PACIFIC           532.3     472.8     13%    1,495.2   1,362.3    10%

AMERICAS REGION

   FOOTWEAR                       143.7      99.6     44%      478.7     344.2    39%
   APPAREL                         44.4      33.5     33%      140.5     115.9    21%
   EQUIPMENT                       15.0      10.6     42%       49.7      34.6    44%
                               ________  ________          _________ _________
     TOTAL AMERICAS               203.1     143.7     41%      668.9     494.7    35%

                               ________  ________          _________ _________
                                3,158.3   2,918.6      8%    9,597.9   8,811.8     9%

OTHER                             454.5     389.6     17%    1,351.6   1,206.5    12%

                               ________  ________          _________ _________
TOTAL REVENUES                 $3,612.8  $3,308.2      9%  $10,949.5 $10,018.3     9%
                               ========  ========          ========= =========


     The discussion following includes disclosure of "pre-tax income" for operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 8 - Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     In the U.S. Region, a strong increase in unit sales accounted for 12 percentage points and 13 percentage points of the U.S. footwear revenue growth for the third quarter and first nine months of fiscal 2006, respectively. An increase in the average selling price per pair accounted for 6 and 3 percentage points of the footwear revenue growth for the third quarter and year-to-date period, respectively. The strong unit increase was driven by increased consumer demand across a majority of the footwear categories for both the third quarter and year-to-date period. The higher average selling price per pair for the third quarter and first nine months was primarily due to increased consumer demand for products with a suggested retail price over $100. Increased consumer demand for our Jordan brand was a significant driver of the overall footwear revenue growth.

     The increase in U.S. apparel sales for the third quarter and first nine months of fiscal 2006 was driven by increases in NIKE and Jordan branded apparel. For the year-to-date period, the NIKE and Jordan branded apparel increases were partially offset by sales declines as a result of the expiration of our license agreement with the NBA in the second quarter of fiscal 2005.

     For the third quarter of fiscal 2006, U.S. Region pre-tax income was $286.2 million, a 10% increase versus the third quarter of fiscal 2005. Pre-tax income for the first nine months of fiscal 2006 increased 10% to $897.1 million. For the quarter, higher revenues drove the increase, more than offsetting a lower gross margin percentage and higher selling and administrative expenses as a percentage of revenue. For the year-to-date period, lower selling and administrative expense as a percentage of revenue also contributed to the pre-tax income improvement.

     For the quarter and year-to-date period of fiscal 2006, the lower gross margin percentage in the U.S. Region was primarily the result of lower in-line net pricing margins for footwear due to higher product costs, primarily the result of higher oil prices. For the year-to-date period, additional costs incurred to meet strong footwear unit demand contributed to the margin decline. Higher selling and administrative costs were due to increases in both demand creation and operating overhead. The increase in demand creation for both the quarter and year-to-date period was primarily driven by increased advertising, primarily due to the global campaigns discussed above, and sports marketing investments. For the third quarter and year-to-date period, the increase in operating overhead was driven by increased spending to support the growth of our NIKE-owned retail stores, primarily related to new stores. Non-retail personnel costs were lower than the third quarter of fiscal 2005 but higher for the year-to-date period. For the year-to-date period, higher travel and meeting expenses contributed to the operating overhead increase.

     For the EMEA Region, changes in currency exchange rates reduced revenue growth 9 percentage points and 2 percentage points for the third quarter and first nine months of fiscal 2006, respectively, primarily due to the strengthening of the U.S. dollar compared to the euro. Excluding changes in currency exchange rates, footwear revenues for the third quarter were comparable to fiscal 2005; for the year-to-date period footwear revenues were up slightly. These results reflected increased unit sales offset by declines in the average selling price per pair due in part to changes in the mix of in-line products sold and higher customer discounts. The increase in EMEA apparel revenue for the quarter and year-to-date period was driven by increased unit sales and average selling prices of NIKE branded apparel.

     Excluding changes in currency exchange rates, EMEA sales increases in the emerging markets of our Central Europe, Middle East and Africa unit, drove the EMEA sales growth for the third quarter and first nine months of fiscal 2006.

     EMEA pre-tax income for the third quarter of fiscal 2006 was $208.7 million, down 5% versus the prior year quarter. For the first nine months of fiscal 2006, pre-tax income grew 11% to $733.1 million. A significant driver of the decline in reported pre-tax income for the third quarter versus the prior year was the change in currency exchange rates year-over-year. Excluding the effects of changes in currency exchange rates, higher revenues and lower selling and administrative costs drove pre-tax income growth for the third quarter partially offset by a lower gross margin percentage. For the nine-month period, higher revenues, a higher gross margin percentage and lower selling and administrative costs all contributed to reported pre-tax income growth, more than offsetting a negative impact from changes in currency exchange rates.

     For the third quarter, the lower gross margin percentage was primarily the result of reduced in-line net pricing margins for footwear and apparel partially offset by slightly improved year-over-year euro hedge rates. The improved gross margin percentage during the nine-month period was primarily the result of improved year-over-year euro hedge rates, partially offset by reduced in-line net pricing margins in footwear and apparel. For both the quarter and year-to-date period, the reduced in-line pricing margins for footwear were due to higher discounts; higher product costs, primarily the result of higher oil prices; and a shift in the mix of products sold toward products with lower margins. The reduced in-line net pricing margins for apparel were primarily due to higher product costs and higher discounts.

     The following analysis excludes the impact of changes in foreign currency exchange rates. Lower selling and administrative costs in the third quarter were driven by decreases in operating overhead expenses partially offset by a slight increase in demand creation. Operating overhead expenses decreased in the third quarter due to slightly lower personnel costs and lower spending on travel and meeting expenses, partially offset by increased spending to support the growth of NIKE-owned retail, primarily related to new stores. Demand creation expense slightly increased in the third quarter primarily due to increased advertising and retail marketing programs versus the comparable period of the prior year. The increased advertising was the result of the global campaigns discussed above. For the nine-month period, selling and administrative expense was lower than the previous year, driven by reduced demand creation expense, partially offset by higher operating overhead expenses. The lower demand creation spending was driven by a shift in timing of campaigns to the second half of fiscal 2006 versus fiscal 2005, reflecting the timing of global sporting events as discussed above. Operating overhead increased in the first nine months of fiscal 2006 due to increases in personnel costs and increased spending to support the growth of NIKE-owned retail, primarily related to new stores, partially offset by lower spending on travel and meeting expenses.

     In the Asia Pacific Region, changes in currency exchange rates reduced the reported revenue growth by 4 percentage points for the third quarter and did not have a material impact on the reported revenue growth for the first nine months of fiscal 2006. Excluding the changes in currency exchange rates, revenues for each Asia Pacific product business unit (footwear, apparel and equipment) were higher in both the third quarter and year-to-date period. Increased revenue from China (driven by expansion of retail distribution and strong consumer demand) was the primary growth driver for both the third quarter and year-to-date period. Excluding changes in currency exchange rates, increased sales in Japan and Korea also contributed to the revenue growth for the third quarter. For the year-to-date period, sales in Japan and Australia were lower than the prior year due to weak market conditions, investments in consumer value and higher customer discounts.

     Third quarter pre-tax income for the Asia Pacific Region increased 19% versus the third quarter of fiscal 2005 to $119.6 million; year-to-date pre-tax income increased 18% to $326.2 million. For the quarter and year-to-date period, higher revenues and lower selling and administrative expenses as a percentage of revenues were partially offset by reduced gross margins.

     The reduced gross margin percentage for both the quarter and year-to-date period was primarily attributable to lower in-line net pricing margins for footwear and apparel due to higher footwear product costs, primarily the result of higher oil prices; higher discounts; strategies to improve consumer value in Japan; and a shift in the mix of products sold toward products with lower margins in Japan. Selling and administrative expenses were a lower percentage of revenues in the third quarter, but higher in amount than the third quarter of fiscal 2005. The increased selling and administrative expenses for the quarter were due to higher demand creation spending associated with the global campaigns discussed above, partially offset by lower operating overhead expenses. The reduction in selling and administrative expenses for the first nine months of fiscal 2006 was due to lower demand creation spending, driven by a shift in timing of campaigns to the second half of fiscal 2006 versus fiscal 2005, reflecting the timing of global sporting events as discussed above, and lower operating overhead expense, partially offset by increased spending to support growth in China.

     In the Americas Region, 11 percentage points of the revenue growth for the third quarter and 12 percentage points of the revenue growth for the first nine months of fiscal 2006 were due to changes in currency exchange rates. Even excluding the changes in currency exchange rates, sales in each product business unit grew in both the third quarter and year-to-date period. The revenue growth for both the third quarter and first nine months was driven by increased sales in every country in the region, with significant sales increases in Brazil and Argentina.

     In the third quarter of fiscal 2006, pre-tax income for the Americas Region increased 69% from the prior year quarter, to $38.5 million. For the first nine months of fiscal 2006, pre-tax income increased 61% to $140.5 million. The increase in pre-tax income for the third quarter and year-to-date period was attributable to higher revenues, improved gross margins, lower selling and administrative expenses as a percentage of revenues and favorable currency translation. Although selling and administrative expenses were a lower percentage of revenues in the third quarter and first nine months, selling and administrative expenses were higher than the comparable periods of fiscal 2005. The increased selling and administrative expenses were due to increases in both demand creation (due to increased sports marketing endorsement contracts and retail marketing programs) and operating overhead expenses (driven by increased personnel costs as a result of continued expansion of the business across the region).

     Revenues and pre-tax income for our Other businesses are comprised substantially of results from NIKE Bauer Hockey, Inc., Cole Haan Holdings Incorporated, Converse Inc., Hurley International LLC, NIKE Golf, and Exeter Brands Group LLC. For the third quarter and year-to-date period, the increase in Other business revenues was primarily driven by growth at Converse, NIKE Golf and Cole Haan.

     Pre-tax income from the Other businesses improved 90% to $43.6 million in the third quarter of fiscal 2006 and improved 27% to $106.6 million in the year-to-date period versus the same period of last year. For the third quarter and first nine months of fiscal 2006, major drivers of the increase were improved profitability from Converse and NIKE Golf, partially offset by higher losses at NIKE Bauer Hockey. The loss at NIKE Bauer Hockey is largely a result of costs incurred in connection with a re-branding initiative and advertising related to the Winter Olympics.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $953.1 million for the first nine months of fiscal 2006, compared to $1,081.1 million for the first nine months of fiscal 2005. Net income provided $1,059.2 million of cash flow over the first nine months of the current year, compared to $862.1 million in the first nine months of last year, partially offset by a larger increase in working capital in fiscal 2006 than in fiscal 2005. In the first nine months of fiscal 2006, our net investment in working capital increased $393.6 million as compared to an increase of only $56.6 million in the corresponding period of fiscal 2005. This increased investment in working capital was largely attributable to a larger increase in inventories and prepaid expenses and other current assets. The increase in inventories reflects our reported futures orders growth, higher in transit inventories due to earlier product ordering as compared to last year, and higher inventories to support the expansion of NIKE-owned retail stores. The increase in prepaid expenses and other current assets is primarily due to the timing of payments compared to the prior year, including earlier payments of income taxes.

     In the current quarter, we purchased approximately 1.5 million shares of NIKE's Class B common stock for $127.9 million, bringing purchases for the first nine months of fiscal 2006 to 6.2 million shares at a cost of $518.3 million. The share repurchases were part of a $1.5 billion, four-year share repurchase program that was approved by the Board of Directors in June 2004. Since the inception of this program, we have repurchased 13.1 million shares, at a total cost of $1.1 billion. We expect to continue to fund this program from operating cash flow. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the third quarter of fiscal 2006 were $0.31, compared to $0.25 in the third quarter of fiscal 2005.

Capital Resources

     No amounts are currently outstanding under our committed credit facility. The terms of our facility have not changed from those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2005.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at February 28, 2006 or May 31, 2005. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2006.

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

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2006 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

December 1 - 31, 2005      568,200     $ 87.36          568,200              $  503.8
January 1 - 31, 2006       319,300     $ 84.51          319,300              $  476.8
February 1 - 28, 2006      606,500     $ 84.66          606,500              $  425.5
                         _________     _______        _________

Total                    1,494,000     $ 85.66        1,494,000
                         =========     =======        =========

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submissions of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None



Item 6.   Exhibits

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


DATED:  April 7, 2006