Form 10-K
period 2006-05-31
NIKE INC
filed 2006-07-28
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑        No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes ☐        No ☑

As of November 30, 2005, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $488,038,576 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $16,212,090,022.

As of July 25, 2006, the number of shares of the Registrant’s Class A Common Stock outstanding was 63,906,694 and the number of shares of the Registrant’s Class B Common Stock outstanding was 191,491,507.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 18, 2006 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	3
	International Markets	4
	Significant Customer	5
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	International Operations and Trade	6
	Competition	7
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	8
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 8.	Financial Statements and Supplemental Data	42
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	71

PART III
(Except for the information set forth under “Executive Officers of the Registrant” in
Item 1 above, Part III is incorporated by reference from the Proxy Statement for the
	NIKE, Inc. 2006 annual meeting of shareholders.)
Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	72
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accountant Fees and Services	72

PART IV
Item 15.	Exhibits and Financial Statement Schedules	73
	Signatures	S-1

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

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, cross-training, basketball, soccer, sport-inspired urban shoes, and children’s shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. We also market shoes designed for tennis, golf, baseball, football, walking, hiking, outdoor activities, skateboarding, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

We sell sports apparel and accessories covering most of the above categories, sports inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in “collections” of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.

We sell a line of performance equipment under the NIKE brand name, including golf clubs and balls, sport balls, eyewear, timepieces, electronic devices, bats, gloves, protective equipment, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, cycling apparel, children’s clothing, school supplies, electronic devices, eyewear, golf accessories, and belts. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

Our wholly-owned subsidiary Converse Inc. (“Converse”), headquartered in North Andover, Massachusetts, designs and distributes athletic and casual footwear, apparel and accessories under the Converse®, Chuck Taylor®, All Star®, One Star® and Jack Purcell® trademarks, and footwear under the Hurley® trademark.

We sell a line of dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan®, G Series® and Bragano® through our wholly-owned subsidiary, Cole Haan Holdings Incorporated (“Cole Haan”), headquartered in Yarmouth, Maine.

Our wholly-owned subsidiary Hurley International LLC (“Hurley”), headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, and youth lifestyle apparel, and accessories under the Hurley® trademark.

Our wholly-owned subsidiary, NIKE Bauer Hockey Inc. (“NIKE Bauer Hockey”), headquartered in Greenland, New Hampshire, manufactures and distributes ice skates, skate blades, protective gear, hockey sticks, licensed apparel and accessories under the NIKE Bauer®, Bauer®, and NIKE® trademarks. NIKE Bauer™ also offers a full selection of products for street and roller hockey.

Our wholly-owned subsidiary, Exeter Brands Group LLC (“Exeter Brands Group”), headquartered in New York City, New York, sells athletic footwear and apparel in retail channels for value-conscious consumers, and markets and licenses athletic footwear and apparel under the Starter logo® and Shaq® brand names.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 68.

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

United States Market

In fiscal 2006, sales in the United States (including U.S. sales of Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) accounted for approximately 47 percent of total revenues, compared to 46 percent in fiscal 2005 and 47 percent in fiscal 2004. We sell to approximately 24,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2006, our three largest customers accounted for approximately 30 percent of NIKE brand sales in the United States excluding sales from NIKE Bauer Hockey and NIKE Golf, and 25 percent of total sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2006, 90 percent of our U.S. wholesale footwear shipments (excluding Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) were made under the futures program, compared to 91 percent in fiscal 2005 and 90 percent in fiscal 2004. In fiscal 2006, 69 percent of our U.S. wholesale apparel shipments (excluding U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) were made under the futures program, compared to 71 percent in fiscal 2005, and 67 percent in fiscal 2004.

We utilize 20 NIKE sales offices to solicit sales in the United States. We also utilize 10 independent sales representatives to sell specialty products for golf and outdoor activities. In addition, we sell NIKE brand products through our internet website, www.niketown.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily overstock and closeout merchandise)	87
NIKE stores (including NIKE Women Stores)	14
NIKETOWNs (designed to showcase NIKE products)	12
NIKE employee-only stores	4
Cole Haan stores (including factory and employee stores)	83
Converse stores (including factory and employee stores)	9
Hurley stores	3

Total	212

NIKE’s domestic distribution centers for footwear are located in Wilsonville, Oregon, and Memphis, Tennessee. Apparel and equipment products are shipped from our Memphis, Tennessee, Tigard, Oregon, and Foothill Ranch, California distribution centers. Cole Haan and NIKE Bauer Hockey products are distributed primarily from Greenland, New Hampshire, Converse products are shipped from Ontario and Fontana, California, and Hurley products are shipped from Irvine, California.

International Markets

We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees, in over 160 countries around the world. Non-U.S. sales (including non-U.S. sales of Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) accounted for 53 percent of total revenues in fiscal 2006, compared to 54 percent in fiscal 2005 and 53 percent in fiscal 2004. We estimate that we sell to more than 27,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 21 distribution centers in Europe, Asia, Australia, Africa and Canada. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 11 percent of NIKE brand sales outside the United States excluding sales from NIKE Bauer Hockey and NIKE Golf, and approximately 10 percent of total non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	106
NIKE stores and employee-only stores	38
NIKETOWNs	2
Cole Haan stores (including factory and employee stores)	59
Hurley stores	1

Total	206

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Malaysia, Mexico, New Zealand, The Netherlands, Norway, People’s Republic of China, The Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, Uruguay and Vietnam.

Significant Customer

Foot Locker Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 10 percent of global net sales of NIKE, Inc. during fiscal 2006. No other customer accounted for 10 percent or more of our net sales during fiscal 2006.

Orders

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2006, were $6.6 billion compared to $6.3 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although some orders may be cancelled. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf, and retail sales across all brands.

Product Research and Development

We believe that our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, enhance athletic performance and maximize comfort.

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

Manufacturing

Virtually all of our footwear is produced outside of the United States. In fiscal 2006, contract suppliers in China, Vietnam, Indonesia and Thailand manufactured 35 percent, 29 percent, 21 percent and 13 percent of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Italy, and South Africa to manufacture footwear for sale primarily within those countries. Our largest single footwear factory accounted for approximately 6 percent of total fiscal 2006 footwear production.

Almost all of NIKE brand apparel production for sale to the United States market, and all of our apparel production for sale to the international market, was manufactured outside of the United States by independent contract manufacturers located in 40 countries. Most of this apparel production occurred in Bangladesh, China, Honduras, India, Indonesia, Malaysia, Mexico, Pakistan, Sri Lanka, Taiwan, Thailand, Turkey and Vietnam. Our largest single apparel factory accounted for approximately 5 percent of total fiscal 2006 apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films used to make Air-Sole cushioning components. NIKE IHM, Inc. and NIKE (Suzhou) Sports Company, Ltd., wholly-owned subsidiaries of NIKE, are our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”) and its predecessor, Nissho Iwai American Corporation, a subsidiary of Nissho Iwai Corporation, a large Japanese trading company, have performed significant import-export financing services for us. During fiscal 2006, Sojitz America provided such financing services for most of the NIKE brand products sold outside of the United States, Europe, Middle East, Africa and Japan, excluding products produced and sold in the same country. However, less than 13 percent of NIKE brand products, excluding products produced and sold in the same country, were sold outside of the United States, Europe, Middle East, Africa and Japan in fiscal 2006. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2008.

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

As a result of the Trade Act of 2003, the United States implemented significant new Federal requirements for cargo security, focused on imports of containerized cargo. We are a significant importer of containerized cargo. Accordingly, we participate actively in appropriate governmental programs, such as the Customs Trade Partnership Against Terrorism, to reduce risks of possible supply disruptions caused by U.S. and international cargo security mandates and terrorism. Additionally in 2006, we and a broad coalition of businesses have been actively working with the United States Congress as it considers legislation to make U.S. ports more secure. We are actively following this proposed legislation and believe that any legislation, if passed, will not have a significant impact on our supply chain. We believe that our major competitors stand in much the same position of risk regarding this potential legislation.

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

Footwear Imports into the European Union

From 1994 through January 1, 2005, the European Union (“EU”) imposed limits (or “quotas”) on the import of certain types of footwear manufactured in China. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above nine euros (“Special Technology Athletic Footwear” or “STAF”), was excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas did not have a material effect on our business. However, as part of China’s 2001 accession to the World Trade Organization (“WTO”), China entered into an agreement with the EU and other WTO members to abide by a special safeguard arrangement whereby quotas could be imposed on any product sourced in China, including footwear, if there was a surge in imports from China into another WTO country, and after a legal proceeding it was determined that such imports were injuring a domestic producer. Additionally, under longstanding WTO rules, all WTO member countries reserved the right to impose (1) safeguard measures (temporary quotas) if it can be demonstrated in a legal proceeding that increased imports are injuring another WTO member’s domestic industry; and (2) anti-dumping measures if it can be demonstrated in a legal proceeding that imports are being sold at an unfair low price in another WTO member’s home market, and those imports were causing or threatening to cause material injury to the domestic industry.

Accordingly, with the phase-out of the quotas at the beginning of 2005, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia, and Thailand, there has been renewed pressure from some parts of the EU footwear manufacturing sector to re-impose some level of trade protection on imported footwear from China, India, Vietnam, and other exporting countries. In July 2005, the European Commission, at the request of the European domestic footwear industry, initiated investigations into leather footwear imported from China and Vietnam. NIKE and all other major athletic footwear manufacturers are currently participating actively as respondents in this investigation and are taking the position that athletic footwear (i) should not be within the product scope of this investigation and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. The EU agreed on provisional anti-dumping duties in March 2006 but excluded STAF from the measures. We anticipate that the definitive anti-dumping duties will be adopted by early October 2006 and we expect STAF to be excluded from the final measures. We believe that our major competitors stand in much the same position regarding these potential trade measures.

Vietnam Imports into the United States

We currently source a portion of our footwear and apparel products from factories in Vietnam. In 2001, the United States Congress and the Vietnamese National Assembly approved a comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the U.S. and Vietnam. Following that approval, the U.S. granted an annual extension of NTR to Vietnam. The U.S. President must renew this grant annually with the opportunity for review by Congress. In June 2006, President Bush renewed NTR for Vietnam for an additional year and we anticipate Congress will support this decision, as it has done for the past five years. Additionally, in the spring of 2006 Vietnam finished its WTO accession negotiations with several WTO countries and has embarked on entering the WTO as a full member. Legislation has been introduced within Congress to provide Vietnam Permanent Normal Trade Relations (“PNTR”) and we anticipate Congressional approval of this legislation in 2006. Vietnam’s entry into the WTO and the U.S. providing Vietnam PNTR will provide us greater certainty about our business within Vietnam. It will likewise enable us to further expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced products to continue to enter the United States at NTR tariff rates.

Competition

The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with an increasing number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment, including Adidas and others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

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

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign patents covering components, features, and designs used in various athletic and leisure shoes, apparel and equipment. These patents expire at various times, and have a remaining duration of from now to at least 2026, although the duration of patents varies by country. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 28,000 employees at May 31, 2006. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, with the exception of NIKE Bauer Hockey Inc. Of NIKE Bauer Hockey’s employees, approximately 37 percent, or approximately 183, are covered by three union collective bargaining agreements with three separate bargaining units. The collective bargaining agreements expire on various dates from 2007 through 2008. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 25, 2006 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 68, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 50, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

Lewis L. Bird III, President, Subsidiaries — Mr. Bird, 42, joined NIKE as President, Subsidiaries in July 2006. Prior to joining NIKE, he held a number of management positions within multinational companies with diverse brand portfolios. He was Executive Vice President of New Business Development for Gap Inc. from September 2005 to March 2006. Prior to that, Mr. Bird served as Chief Operating Officer of Gap Inc.’s North American division from March 2003 to September 2005, Chief Financial Officer of Gap Inc.’s Old Navy division from 2001 to 2003, Vice President Finance & Operations of Gateway, Inc. from 1999 to 2001, Director of business Analysis & Planning at AlliedSignal Inc. from 1998 to 1999, and prior to that held financial management positions with AlliedSignal, Ford Motor Company and BayBanks, Inc.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 48, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Mary Kate Buckley, Vice President/General Manager, Americas and NIKE Bauer Hockey — Ms. Buckley, 46, has been employed by NIKE since 1998. She was appointed Director of New Business Development in 1998, Director of nike.com in 1998, divisional Vice President of nike.com in 1999, and divisional Vice President and General Manger, Americas Region in 2001. Ms. Buckley was appointed corporate Vice President and General Manager, Americas and NIKE Bauer Hockey in July 2006. Prior to joining NIKE, Ms. Buckley worked in several positions in finance, marketing and strategic planning for The Walt Disney Company.

Thomas E. Clarke, President of New Ventures — Dr. Clarke, 55, a director from 1994 to 2004, joined NIKE in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

Wesley A. Coleman, Vice President, Global Human Resources — Mr. Coleman, 56, has been employed by NIKE since 2002 in his current role. Prior to joining NIKE, he held a number of Human Resource positions over a 20-year period with S. C. Johnson & Son, Inc., including Vice President HR, North America and Vice President HR, Asia/Pacific.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 50, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President of USA Operations — Mr. DeStefano, 49, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, and President of USA Operations in 2001.

Trevor Edwards, Vice President, Global Brand Management — Mr. Edwards, 43, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002.

Adam S. Helfant, Vice President, Global Sports Marketing — Mr. Helfant, 41, joined NIKE in 1995 in the Company’s legal department, and was appointed Director of Business Affairs for Global Sports Marketing in 1997, Director of Global Sports Marketing in 1998, Director of U.S. Sports Marketing in 2001, Vice President of U.S. Sports Marketing in 2003, and corporate Vice President, Global Sports Marketing in August 2004. Prior to joining NIKE, he was in private practice and an attorney for NHL Enterprises, Inc.

P. Eunan McLaughlin, Vice President, Europe, Middle East & Africa — Mr. McLaughlin, 48, joined NIKE as Director of Sales, NIKE Europe in 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, and Vice President, Europe, Middle East & Africa in May 2004. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996 Mr. McLaughlin held various positions with Mars, Inc. in finance, sales, marketing and general management.

Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 42, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Lindsay D. Stewart, Vice President and Chief of Staff — Mr. Stewart, 59, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

Hans van Alebeek, Vice President, Global Operations & Technology — Mr. van Alebeek, 40, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant, and at N.V. Indivers in business development.

Roland P. Wolfram, Vice President and General Manager, Asia Pacific — Mr. Wolfram, 46, joined NIKE as Vice President, Strategic Planning in 1998, and was appointed Vice President, Global Operations & Technology in 2002, and Corporate Vice President, Asia Pacific in April 2004. Prior to NIKE, Mr. Wolfram was Vice President and General Manager at Pacific Bell Video Services.

Roger S. Wyett, Vice President, Global Apparel — Mr. Wyett, 49, returned to NIKE in April 2005 as President and Chief Operating Officer of the Company’s Hurley brand and was appointed Vice President, Global Apparel in 2006. Mr. Wyett first joined NIKE in 1994, holding a number of management positions in soccer and NIKE Team Sports. In 2000, Mr. Wyett joined The Walt Disney Company where he was Senior Vice President for Global Apparel, Accessories and Footwear, and later promoted to Executive Vice President for Global Sales and Marketing for Consumer Products.

Item 1A.    Risk Factors

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

Our products face intense competition.

NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with an increasing number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity.

Our competitors’ product offerings, technologies, marketing expenditures (including for advertising and endorsements), pricing, costs of production, and customer service are areas of intense competition. This, plus rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our net revenues and profitability.

Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance or other sports apparel or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through aggressive marketing, we could experience lower sales, excess inventories and lower profit margins, any of which could have an adverse effect on our results of operations and financial condition.

We rely on technical innovation to compete in the market for our products.

Although design and aesthetics of our products appear to be the most important factor for consumer acceptance of our products, technical innovation in the design of footwear, apparel, and athletic equipment is also essential to the commercial success of our products. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of biomechanics, exercise physiology, engineering, industrial design and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop cutting edge performance products. While we strive to produce products that help to reduce injury, enhance athletic performance and maximize comfort, failure to introduce technical innovation in our products could result in a decline in consumer demand for our products.

Failure to continue to obtain high quality endorsers of our products could harm our business.

We establish relationships with professional athletes and sports teams and leagues to evaluate and promote our products, and establish the authenticity of our products with consumers. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand and result in decreased sales of our products.

Failure of our contractors to comply with our code of conduct, local laws, and other standards could harm our business.

We contract with hundreds of contractors outside of the United States to manufacture NIKE Brand products, and we impose on those contractors a code of conduct and other environmental, health, and safety standards for the benefit of workers. However, from time to time contractors may not be in compliance with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation and, as a result, could have an adverse effect on our sales and financial condition.

Our business is affected by seasonality, which could result in fluctuations in our operating results and stock price.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

“Futures” orders may not be an accurate indication of our future revenues.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set period at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations and order cancellations can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf, and retail sales across all brands.

Our “futures” ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins and harm to our business.

We purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and re-sell to customers. There is a risk that we may be unable to sell excess products that we have ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

The difficulty in forecasting demand also makes it difficult to estimate our future results of operations and financial condition from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

We may be adversely affected by the financial health of our retailers.

We extend credit to our customers based on an assessment of a customer’s financial circumstances, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our “futures” ordering program. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which in turn have had an adverse effect on our business. From time to time retailers will be more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have an adverse effect on our results of operations and financial condition.

Failure to adequately protect our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trademark or design infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as do the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected expense of time and resources.

We are a defendant from time to time in lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.

Our international operations involve inherent risks which could result in harm to our business.

Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition. The outcomes of an ongoing investigation into anti-dumping practices in the EU, and the annual renewal of the NTR with Vietnam, each of which are discussed elsewhere in this Report, could each have a material impact on our business.

Currency exchange rate fluctuations could result in higher costs and decreased margins.

A majority of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

We engage in hedging activities to mitigate the impact of the translation of foreign currencies on our financial results. See Note 16 to our financial statements, Risk Management and Derivatives. Our hedging activities are designed to reduce and delay, but not to eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

Our products are subject to risks associated with overseas sourcing, manufacturing, and financing.

The principal materials used in our apparel products — natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films — are also locally available to manufacturers. NIKE contractors and suppliers buy raw materials in bulk.

There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increased demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long term.

Because independent manufacturers manufacture a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, or other factors could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

In addition, Sojitz America performs significant import-export financing services for nearly all of the NIKE brand products sold outside of the United States, Europe, Middle East, Africa and Japan, excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa, and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability.

Our success depends on our global distribution facilities.

We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse affect on our business. We maintain business interruption insurance, but it may not adequately protect us from the adverse effect that could be caused by significant disruptions in our distribution facilities.

We rely significantly on information technology in our supply chain, and any failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We are heavily dependent on information technology systems across our supply chain, including for design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these supply chain systems. Over the last several years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in Canada, and the U.S., EMEA, and Asia Pacific regions and are now implementing them in the Americas regions. Over the next few years, we will work to continue to enhance the systems and related processes in these operations and complete the implementation of new systems in the remainder of our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate the problem.

We depend on key personnel, the loss of whom would harm our business.

Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individuals could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

The sale of a large number of shares held by our Chairman could depress the market price of our common stock.

Philip H. Knight, the Chairman of our Board of Directors, beneficially owns over 90 percent of our Class A Common Stock and, if it was converted into Class B Common Stock, 24 percent of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Anti-takeover provisions may impair an acquisition of the company or reduce the price of our common stock.

There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freezeout statute, two classes of stock that vote separately on certain issues, and the fact that the holders of Class A Common Stock shares elect three-fourths of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of the Company that some shareholders might believe to be in their best interests, or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our common stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The following is a summary of principal properties owned or leased by NIKE.

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 16 buildings which functions as our world headquarters and is occupied by almost 6,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all divisions of the Company. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, The Netherlands, which serves as the headquarters for the Europe, Middle East and Africa (“EMEA”) Region.

There are three significant distribution and customer service facilities for NIKE brand products in the United States. Two of them are located in Memphis, Tennessee, one of which is leased, and one is located in Wilsonville, Oregon, which is owned by us. Cole Haan and NIKE Bauer Hockey also operate a distribution facility in Greenland, New Hampshire, which is owned by us. Smaller leased distribution facilities for other brands and subsidiaries are located in various parts of the country. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, and in Laakdal, Belgium, both of which we own.

We manufacture NIKE AIR-SOLE cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which are owned by us, and at NIKE (Suzhou) Sports Company, Ltd., facilities in the People’s Republic of China which is owned by us.

Aside from the principal properties described above, we lease approximately 22 production offices outside the United States, approximately 93 sales offices and showrooms worldwide, and approximately 76 administrative offices worldwide. We lease approximately 418 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” on pages 3 and 4 of this Report. Our leases expire at various dates through the year 2034.

Item 3.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2006 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 25, 2006, there were 19,348 holders of record of our Class B Common Stock and 18 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock.

We refer to the table entitled “Selected Quarterly Financial Data” in Item 6, which lists, for the periods indicated, the range of high and low stock prices on the New York Stock Exchange. That table also describes the amount and frequency of all cash dividends declared on our Class B Common Stock for the 2006 and 2005 fiscal years.

The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2006 under the four-year $1.5 billion share repurchase program authorized by our Board of Directors and announced in June 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
March 1 — March 31, 2006	660,000	$85.59	660,000	$369.0
April 1 — April 30, 2006	873,300	$82.76	873,300	296.7
May 1 — May 31, 2006	1,667,600	$80.42	1,667,600	162.6

Total	3,200,900	$82.12	3,200,900

Item 6.    Selected Financial Data

	Financial History
	2006	2005	2004	2003	2002
	(In millions, except per share data and financial ratios)
Year Ended May 31,
Revenues	$14,954.9	$13,739.7	$12,253.1	$10,697.0	$9,893.0
Gross margin	6,587.0	6,115.4	5,251.7	4,383.4	3,888.3
Gross margin %	44.0%	44.5%	42.9%	41.0%	39.3%
Income before cumulative effect of accounting change	1,392.0	1,211.6	945.6	740.1	668.3
Cumulative effect of accounting change	—	—	—	266.1	5.0
Net income	1,392.0	1,211.6	945.6	474.0	663.3
Basic earnings per common share:
Income before cumulative effect of accounting change	5.37	4.61	3.59	2.80	2.50
Cumulative effect of accounting change	—	—	—	1.01	0.02
Net income	5.37	4.61	3.59	1.79	2.48
Diluted earnings per common share:
Income before cumulative effect of accounting change	5.28	4.48	3.51	2.77	2.46
Cumulative effect of accounting change	—	—	—	1.00	0.02
Net income	5.28	4.48	3.51	1.77	2.44
Average common shares outstanding	259.0	262.6	263.2	264.5	267.7
Diluted average common shares outstanding	263.8	270.3	269.7	267.6	272.2
Cash dividends declared per common share	1.18	0.95	0.74	0.54	0.48
Cash flow from operations	1,667.9	1,570.7	1,518.5	922.0	1,082.2
Price range of common stock
High	91.54	92.43	78.56	57.85	63.99
Low	76.53	68.61	49.60	38.53	40.81

At May 31,
Cash and equivalents	$954.2	$1,388.1	$828.0	$634.0	$575.5
Short-term investments	1,348.8	436.6	400.8	—	—
Inventories	2,076.7	1,811.1	1,650.2	1,514.9	1,373.8
Working capital	4,735.7	4,351.9	3,498.1	2,766.5	2,321.5
Total assets	9,869.6	8,793.6	7,908.7	6,821.1	6,440.0
Long-term debt	410.7	687.3	682.4	551.6	625.9
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	6,285.2	5,644.2	4,781.7	3,990.7	3,839.0
Year-end stock price	80.31	82.20	71.15	55.99	53.75
Market capitalization	20,564.5	21,462.3	18,724.2	14,758.8	14,302.5

Financial Ratios:
Return on equity	23.3%	23.2%	21.6%	18.9%	18.2%
Return on assets	14.9%	14.5%	12.8%	11.2%	10.9%
Inventory turns	4.3	4.4	4.4	4.4	4.3
Current ratio at May 31	2.8	3.2	2.7	2.4	2.3
Price/Earnings ratio at May 31 (Diluted before accounting change)	15.2	18.3	20.3	20.2	21.8

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005	2006	2005	2006	2005
				(Unaudited)
	(In millions, except per share data and financial ratios)
Revenues	$3,862.0	$3,561.8	$3,474.7	$3,148.3	$3,612.8	$3,308.2	$4,005.4	$3,721.4
Gross margin	1,748.1	1,585.8	1,511.4	1,388.1	1,574.1	1,458.8	1,753.4	1,682.7
Gross margin %	45.3%	44.5%	43.5%	44.1%	43.6%	44.1%	43.8%	45.2%
Net income	432.3	326.8	301.1	261.9	325.8	273.4	332.8	349.5
Basic earnings per common share	1.66	1.24	1.16	0.99	1.26	1.04	1.29	1.34
Diluted earnings per common share	1.61	1.21	1.14	0.97	1.24	1.01	1.27	1.30
Average common shares outstanding	260.9	262.7	259.0	263.3	258.9	263.3	257.2	261.1
Diluted average common shares outstanding	268.6	269.8	263.7	271.1	263.4	271.7	261.4	268.5
Cash dividends declared per common share	0.25	0.20	0.31	0.25	0.31	0.25	0.31	0.25
Price range of common stock
High	90.93	77.34	88.55	87.80	91.54	92.43	88.04	88.52
Low	77.36	68.61	76.53	74.52	80.60	82.60	77.39	75.10

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

In fiscal 2006, we met most of these financial goals. Our revenues grew 9% to $15 billion, net income grew 15% to $1.4 billion, and we delivered diluted earnings per share of $5.28, an 18% increase versus fiscal 2005. These reported results included a $51.9 million charge related to an unfavorable arbitration ruling involving our Converse subsidiary (see Note 5 — Accrued Liabilities in the accompanying Notes to Consolidated Financial Statements for more information on the Converse arbitration charge). Excluding this charge, our net income grew 17% and we delivered diluted earnings per share of $5.39, a 20% increase versus fiscal 2005. For fiscal 2006, our consolidated gross margin percentage decreased 50 basis points to 44.0% primarily due to lower in-line net pricing margins (net revenue for current product offerings minus product costs) partially offset by improvements in year-over-year currency hedge rates. The decline in the gross margin percentage and the Converse arbitration charge were more than offset by 80 basis points of selling and administrative expense leverage (due entirely to slowing the growth of operating overhead spending), and higher interest income resulting in a higher pre-tax income margin in fiscal 2006 than in fiscal 2005. In addition, we increased free cash flow from operations and continued to return larger amounts of cash to shareholders through higher dividends and increased share repurchases. Our return on invested capital declined slightly as compared to fiscal 2005. Although we may not meet all of the financial goals outlined above in any particular fiscal quarter or fiscal year, we continue to believe these are appropriate long-term goals.

Reconciliation of Net Income and Diluted Earnings Per Share Excluding the Converse Arbitration Charge

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions, except per share data)
Net income, as reported	$1,392.0	$1,211.6	15%
Exclude: Converse arbitration charge, net of tax of $21.1	30.8	—

Net income, excluding Converse arbitration charge	$1,422.8	$1,211.6	17%

Diluted EPS, as reported	$5.28	$4.48	18%

Diluted EPS, excluding Converse arbitration charge	$5.39	$4.48	20%

We are providing net income and diluted earnings per share results excluding the Converse arbitration charge to enhance the visibility of the underlying earnings trend excluding this identifiable expense.

Results of Operations

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions, except per share data)
Revenues	$14,954.9	$13,739.7	9%	$12,253.1	12%
Cost of sales	8,367.9	7,624.3	10%	7,001.4	9%
Gross margin	6,587.0	6,115.4	8%	5,251.7	16%
Gross margin %	44.0%	44.5%		42.9%
Selling and administrative expense	4,477.8	4,221.7	6%	3,702.0	14%
% of Revenues	29.9%	30.7%		30.2%
Income before income taxes	2,141.6	1,859.8	15%	1,450.0	28%
Net income	1,392.0	1,211.6	15%	945.6	28%
Diluted earnings per share	5.28	4.48	18%	3.51	28%

Consolidated Operating Results

Revenues

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues	$14,954.9	$13,739.7	9%	$12,253.1	12%

Fiscal 2006 Compared to Fiscal 2005

In fiscal 2006, changes in currency exchange rates reduced the reported consolidated revenue growth by 1 percentage point. The U.S. Region contributed 4 percentage points of the consolidated revenue growth for fiscal 2006. Excluding the impact of changes in currency exchange rates, revenue growth in our international regions contributed 4 percentage points of the consolidated revenue growth for fiscal 2006, as all of our international regions posted higher revenues. Sales in our Other businesses drove the remainder of the consolidated revenue growth for fiscal 2006. Revenues for our Other businesses are comprised substantially of results from Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf.

Fiscal 2005 Compared to Fiscal 2004

In fiscal 2005, 3 percentage points of the revenue growth were attributed to changes in currency exchange rates, primarily the stronger euro. Excluding the impact of changes in foreign currency, revenue growth in our international regions contributed 4 percentage points to the consolidated revenue growth, as all of our international regions posted higher revenues. The U.S. Region contributed 3 percentage points of the consolidated revenue growth for fiscal 2005. Sales in our Other businesses drove the remainder of the improvement of consolidated revenue growth for fiscal 2005. Converse was acquired at the beginning of the second quarter of fiscal 2004. The comparison of a full year of Converse results in fiscal 2005 versus a partial year in fiscal 2004 contributed 1 percentage point to the consolidated revenue growth. See the accompanying Notes to Consolidated Financial Statements (Note 15 — Acquisitions) for additional information related to the acquisition.

Gross Margin

	2006	2005	FY06 vs. FY05 Change		2004	FY05 vs. FY04 Change
	(In millions)
Gross Margin	$6,587.0	$6,115.4	8%		$5,251.7	16%
Gross Margin %	44.0%	44.5%	(50	) bps	42.9%	160 bps

Fiscal 2006 Compared to Fiscal 2005

During fiscal 2006, our consolidated gross margin percentage declined 50 basis points versus the prior year. The primary factors contributing to the reduced gross margin percentage for fiscal 2006 were as follows:

(1)	Lower footwear in-line net pricing margins in the U.S., Europe, Middle East and Africa (“EMEA”) and Asia Pacific regions. The lower footwear in-line net pricing margins were due to higher product costs, primarily the result of higher oil prices; additional costs incurred to meet strong footwear unit demand in the U.S.; higher sales incentives in EMEA and Asia Pacific; strategies to improve consumer value in EMEA and Japan; and a shift in the mix of footwear models sold towards models with lower margins within EMEA and Japan.

(2)	A shift in the mix of revenues reported from our operating segments towards regions and subsidiaries with lower margins.

The factors driving a reduced gross margin percentage were partially offset by:

(1)	Year-over-year currency hedge rate improvements, primarily for the euro.

(2)	Improved gross margin percentages in our Other businesses driven by improvements at Converse, Hurley and NIKE Golf.

Fiscal 2005 Compared to Fiscal 2004

During fiscal 2005, our consolidated gross margin percentage improved 160 basis points versus the prior year. The primary factors contributing to the improved gross margin percentage for fiscal 2005 were as follows:

(1)	Higher gross margins in our international regions, driven primarily by our EMEA Region. This improvement was driven by changes in currency hedge rates, primarily the euro, partially offset by lower in-line net pricing margins and a higher percentage of less profitable closeout sales (non-current product offerings) in our EMEA and Asia Pacific regions. The lower in-line net pricing margins were due to strategies to improve consumer value. The increased levels of closeout sales and lower closeout pricing were the result of the liquidation of higher footwear and apparel closeout inventories in our EMEA and Asia Pacific regions.

(2)	Higher gross margins in the U.S. Region primarily due to fewer, more profitable closeouts in footwear partially offset by increased sales discounts and higher costs incurred to meet strong footwear unit demand.

(3)	Improved gross margin percentages in our Other businesses driven by the addition of Converse (acquired in the second quarter of fiscal 2004) and Exeter Brands Group (formed in the first quarter of fiscal 2005). Both Exeter Brands Group and the international portion of Converse’s business operate on a licensing model, which carries higher gross margins and lower operating expenses than the remainder of our Other businesses.

Selling and Administrative Expense

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 Change	Fiscal 2004	FY05 vs. FY04 Change
	(In millions)
Demand creation expense*	$1,740.2	$1,600.7	9%	$1,377.9	16%
Operating overhead expense	2,737.6	2,621.0	4%	2,324.1	13%

Selling and administrative expense	4,477.8	4,221.7	6%	3,702.0	14%
% of Revenues	29.9%	30.7%	(80) bps	30.2%	50 bps

*	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2006 Compared to Fiscal 2005

In fiscal 2006, selling and administrative expenses decreased as a percentage of revenues by 80 basis points for the year driven by operating overhead leverage. Changes in currency exchange rates reduced selling and administrative expense growth by 1 percentage point.

In fiscal 2006, changes in currency exchange rates reduced the rate of growth in demand creation by 1 percentage point. The growth in demand creation spending in fiscal 2006 was in line with our revenue growth. The year-over-year increase in demand creation spending was primarily due to increased spending on sports marketing endorsement contracts and events, increased spending on retail marketing programs (in-store marketing at our retail partners), and advertising primarily around the global World Cup and Winter Olympics campaigns and for the global Air Max 360™ footwear launch.

While consolidated revenues grew 9% in fiscal 2006, operating overhead for fiscal 2006 increased only 4% over fiscal 2005 as a result of expense management strategies to slow the growth of operating overhead spending. Changes in currency exchange rates reduced the rate of growth in operating overhead by 1 percentage point. Excluding the effects of changes in foreign currency exchange rates, the increase in operating overhead for fiscal 2006 versus fiscal 2005 was mainly attributable to higher personnel costs (both increased headcount and higher compensation) to support the growth of our business, including our Other businesses and new NIKE-owned retail stores.

Fiscal 2005 Compared to Fiscal 2004

In fiscal 2005, 3 percentage points of the selling and administrative expense increase were due to changes in currency exchange rates. The impact of a full fiscal year for Converse and the formation of Exeter Brands Group added 1 percentage point of growth.

In fiscal 2005, 3 percentage points of the increase in demand creation were due to changes in currency exchange rates. Excluding the impact of changes in foreign currency rates, the increase in demand creation spending for the fiscal year was attributable to higher spending on sports marketing endorsement contracts and events primarily in the U.S., EMEA and Asia Pacific regions, higher advertising spending primarily in the EMEA Region, and increased spending on retail marketing programs in the U.S., EMEA and Asia Pacific regions. The addition of Converse and formation of Exeter Brands Group also contributed to the demand creation increase for the year.

Changes in currency exchange rates contributed 3 percentage points of the increase to operating overhead expense in fiscal 2005. Excluding the effects of foreign currency, operating overhead increases for fiscal 2005 were mainly attributable to higher personnel costs (both increased headcount and higher compensation), investments in emerging markets (such as China, India and our Central Europe, Middle East and Africa unit) and our Other businesses, increased costs due to sales and leadership events and higher spending associated with new NIKE-owned retail stores.

Other Expense, net

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Other Expense, net	$4.4	$29.1	(85)%	$74.7	(61)%

Fiscal 2006 Compared to Fiscal 2005

The significant reduction in Other expense, net for fiscal 2006 as compared to fiscal 2005 was primarily driven by foreign currency hedge gains in fiscal 2006 compared to foreign currency hedge losses in the prior year, partially offset by the Converse arbitration charge. The fiscal 2006 hedge gains primarily reflected that the euro had weakened since we entered into these hedge contracts and are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information).

In fiscal 2006, these net foreign currency hedge gains were partially offset by unfavorable U.S. dollar translation of foreign currency denominated profits, most significantly in the EMEA Region. We estimate that the combination of net foreign currency hedge gains in other expense, net, and the unfavorable U.S. dollar translation of foreign currency denominated profits resulted in an increase to consolidated income before income taxes of approximately $55 million for fiscal 2006 compared to the prior year.

Fiscal 2005 Compared to Fiscal 2004

The most significant component of other expense, net, of $29.1 million for fiscal 2005 was foreign currency hedge losses. The hedge losses reflected that the euro had strengthened since we entered into these hedge contracts. In fiscal 2004, foreign currency hedge losses were also the most significant component of other expense, net, of $74.7 million. The year-over-year improvement in other expense, net, for fiscal 2005 was mainly due to lower foreign currency hedge losses and lower net losses on asset disposals compared to those recorded in fiscal 2004.

In fiscal 2005, these net foreign currency losses in other expense, net, were more than offset by favorable U.S. dollar translation of foreign currency denominated profits, most significantly in the EMEA Region. We estimate that the combination of net foreign currency hedge losses in other expense, net, and the favorable U.S. dollar translation of foreign currency denominated profits resulted in an increase to consolidated income before income taxes of approximately $95 million for fiscal 2005 compared to the prior year.

Income Taxes

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 Change	Fiscal 2004	FY05 vs. FY04 Change
Effective Tax Rate	35.0%	34.9%	10 bps	34.8%	10 bps

Fiscal 2006 Compared to Fiscal 2005

Our effective tax rate for fiscal 2006 was consistent with the rate reported for fiscal 2005.

During the second quarter of fiscal 2006, our CEO and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004 (the “Act”) to repatriate $500 million of foreign earnings in fiscal 2006. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. A $500 million repatriation was made during the quarter ending May 31, 2006 comprised of both foreign earnings for which U.S. taxes has previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the year.

Fiscal 2005 Compared to Fiscal 2004

Our effective tax rate for fiscal 2005 was slightly higher than the fiscal 2004 rate primarily due to decreases in tax credits partially offset by lower taxes on foreign earnings in fiscal 2005.

During the fourth quarter of fiscal 2005, we decided to repatriate $500 million of foreign earnings during fiscal 2006 under the Act. As discussed above, because we elected to repatriate a combination of foreign earnings for which U.S. taxes had previously been provided and foreign earnings that had been designated as permanently reinvested, the provisions made did not have a material impact on our income tax expense or our effective tax rate for fiscal 2005.

Futures Orders

Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2006 were 5.0% higher than such orders reported for the comparable period of fiscal 2005. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in currency exchange rates did not have a significant impact on this reported growth versus the same period last year. Slightly higher average selling prices for both footwear and apparel contributed approximately 1 percentage point of the growth in overall futures and advance orders. The remaining 4 percentage points of the increase were due to volume increases for both footwear and apparel. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
U.S. Region
Footwear	$3,832.2	$3,358.2	14%	$3,070.4	9%
Apparel	1,591.6	1,457.7	9%	1,433.5	2%
Equipment	298.7	313.4	(5)%	277.9	13%

Total U.S	5,722.5	5,129.3	12%	4,781.8	7%

EMEA Region
Footwear	2,454.3	2,500.0	(2)%	2,232.2	12%
Apparel	1,559.0	1,497.1	4%	1,333.8	12%
Equipment	313.3	284.5	10%	261.7	9%

Total EMEA	4,326.6	4,281.6	1%	3,827.7	12%

Asia Pacific Region
Footwear	1,044.1	962.9	8%	855.3	13%
Apparel	815.6	755.5	8%	612.3	23%
Equipment	194.1	178.9	8%	143.2	25%

Total Asia Pacific	2,053.8	1,897.3	8%	1,610.8	18%

Americas Region
Footwear	635.3	478.6	33%	408.2	17%
Apparel	201.8	169.1	19%	159.5	6%
Equipment	67.8	48.1	41%	36.8	31%

Total Americas	904.9	695.8	30%	604.5	15%

	13,007.8	12,004.0	8%	10,824.8	11%

Other	1,947.1	1,735.7	12%	1,428.3	22%

Total Revenues	$14,954.9	$13,739.7	9%	$12,253.1	12%

The breakdown of income before income taxes (“pre-tax income”) follows:

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
U.S. Region	$1,244.5	$1,127.9	10%	$1,007.3	12%
EMEA Region	960.7	917.5	5%	744.0	23%
Asia Pacific Region	412.5	399.8	3%	352.3	13%
Americas Region	172.6	116.5	48%	97.4	20%
Other	151.6	151.4	—%	75.3	101%
Corporate	(800.3)	(853.3)	6%	(826.3)	(3)%

Total Pre-tax Income	$2,141.6	$1,859.8	15%	$1,450.0	28%

**	Certain prior year amounts have been reclassified to conform to fiscal year 2006 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

The discussion following includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 17 — Operating Segments and Related Information in the accompanying Notes to Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

U.S. Region

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues
Footwear	$3,832.2	$3,358.2	14%	$3,070.4	9%
Apparel	1,591.6	1,457.7	9%	1,433.5	2%
Equipment	298.7	313.4	(5)%	277.9	13%

Total Revenues	$5,722.5	$5,129.3	12%	$4,781.8	7%

Pre-tax Income	$1,244.5	$1,127.9	10%	$1,007.3	12%

Fiscal 2006 Compared to Fiscal 2005

The increase in footwear revenues was due to a strong increase in unit sales, accounting for 12 percentage points of the growth, and an increase in the average selling price per pair, accounting for 2 percentage points of the growth. The strong unit increase was driven by increased consumer demand across a majority of the footwear product categories, most significantly high demand for our Jordan branded and sport culture products. The higher average selling price per pair was primarily due to increased consumer demand for products with a suggested retail price over $100, driven by Jordan branded products as well as NIKE branded sport performance and sport culture products.

The increase in U.S. apparel sales for fiscal 2006 was driven by increased unit sales in NIKE and Jordan branded apparel, partially offset by sales declines in licensed apparel, primarily due to the expiration of our license agreement with the NBA in the second quarter of fiscal 2005. The increases in NIKE branded apparel were primarily due to increased sales of sport performance products.

For the U.S. Region, the increase in pre-tax income for fiscal 2006 as compared to 2005 was driven by higher revenues and lower selling and administrative expenses as a percentage of revenues, more than offsetting a lower gross margin percentage. The lower gross margin percentage was primarily the result of lower in-line net pricing margins for footwear due to higher product costs, primarily the result of higher oil prices, and additional costs incurred to meet strong footwear unit demand. Selling and administrative expenses were higher than fiscal 2005, but represented a lower percentage of revenues due to operating overhead leverage. The increase in selling and administrative costs was due to increases in both demand creation and operating overhead. The increase in demand creation was primarily driven by increased spending on sports marketing endorsements and events and increased advertising, primarily due to the global campaigns discussed above. The increase in operating overhead spending was driven by increased spending for new NIKE-owned retail stores, higher personnel costs and higher travel and meeting expenses.

Fiscal 2005 Compared to Fiscal 2004

The increase in footwear revenue was due to a 5 percentage point increase in unit sales and a 4 percentage point increase in the average price per pair. The increases in unit sales and the average price per pair were due to increased consumer demand for sport performance products, especially those with a suggested retail price over $100.

The increase in apparel sales for fiscal 2005 was driven by volume increases in branded apparel, partially offset by a decline in revenue from sales of licensed apparel. The decline in revenue from licensed apparel was due to the expiration of our license agreement with the NBA, in the second quarter of fiscal 2005, and a shift in consumer preference towards branded apparel.

For fiscal 2005, higher revenues, an improved gross margin percentage, and slightly lower selling and administrative expenses as a percentage of revenues drove the U.S. Region pre-tax income increase. The improved gross margin percentage was primarily the result of fewer, more profitable closeout sales partially offset by increased sales discounts (the result of increased sales to high volume accounts) and higher costs incurred to meet strong footwear unit demand. Selling and administrative expenses were higher than fiscal 2004, but represented a slightly smaller percentage of revenues due to operating overhead leverage. The increase in selling and administrative costs was due to increases in both demand creation and operating overhead. The increase in demand creation was primarily driven by increased spending on sports marketing endorsements and events and increased retail marketing spending. The increase in operating overhead spending was driven by increased spending on personnel costs and new NIKE-owned retail stores and higher costs related to sales and leadership events.

EMEA Region

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues
Footwear	$2,454.3	$2,500.0	(2)%	$2,232.2	12%
Apparel	1,559.0	1,497.1	4%	1,333.8	12%
Equipment	313.3	284.5	10%	261.7	9%

Total Revenues	$4,326.6	$4,281.6	1%	$3,827.7	12%

Pre-tax Income	$960.7	$917.5	5%	$744.0	23%

Fiscal 2006 Compared to Fiscal 2005

For the EMEA Region, changes in currency exchange rates reduced revenue growth by 4 percentage points in fiscal 2006. Excluding changes in currency exchange rates, all three product business units grew. Excluding currency changes, the increase in footwear revenues reflected increased unit sales partially offset by declines in the average selling price per pair. The increased unit sales were driven by increased demand for sport culture products. The declines in the average selling price per pair were due in part to changes in the mix of in-line products sold towards products with a lower average selling price and higher sales incentives as a result of a difficult retail environment in Western Europe. The increase in EMEA apparel revenue was driven by increased unit sales and average selling prices of NIKE branded apparel, primarily increased unit sales of sport performance products, including soccer products driven by the World Cup, and increased average selling prices across most apparel categories. Excluding changes in currency exchange rates, sales increases in the emerging markets of our Central Europe, Middle East and Africa unit led the revenue growth, while sales increases in Western and Northern Europe also contributed to the EMEA sales growth for fiscal 2006.

The increase in pre-tax income for the EMEA Region for fiscal 2006 was driven by higher revenues and lower selling and administrative expenses as a percentage of revenues more than offsetting a lower gross margin percentage and unfavorable foreign currency translation versus fiscal 2005. The lower gross margin percentage was primarily the result of lower in-line net pricing margins in footwear and apparel, partially offset by improved year-over-year hedge rates. The lower in-line net pricing margins for footwear were due to higher product costs, primarily the result of higher oil prices, higher sales incentives, strategies to improve consumer value, and a shift in the mix of products sold towards products with lower margins. The reduced in-line net pricing margins for apparel were primarily due to higher product costs and higher sales incentives. Excluding changes in currency exchange rates, selling and administrative expenses in fiscal 2006 were higher than in fiscal 2005 but represented a lower percentage of revenues due to operating overhead leverage. Excluding currency changes, the increase in selling and administrative costs was driven by higher demand creation expenses partially offset by slightly lower operating overhead expenses. The higher demand creation expenses were primarily due to spending related to the World Cup campaign and increased spending on retail marketing programs. The slightly lower operating overhead expenses were due to lower spending on travel and meeting expenses, lower bad debt expense and slightly lower personnel costs related to our wholesale business, partially offset by increased spending to support the growth of NIKE-owned retail stores.

Fiscal 2005 Compared to Fiscal 2004

For EMEA, changes in foreign currency exchange rates accounted for 7 percentage points of the reported revenue growth in fiscal 2005. Excluding the effects of foreign currency, all three product business units grew. Excluding currency changes, the increase over the prior year was primarily driven by increased unit sales of footwear, apparel and equipment partially offset by declines in the average prices in each of the product business units. For fiscal 2005, excluding the changes in currency exchange rates, sales increases in the emerging markets in our Central Europe, Middle East and Africa unit, along with sales increases in the UK and Italy, drove the growth. These increases were partially offset by lower sales in France, Germany and Northern Europe.

The increase in pre-tax income in the EMEA region in fiscal 2005 was driven by higher revenues and gross margin improvements, more than offsetting increased selling and administrative costs as a percentage of revenues. The improved gross margins were primarily the result of improved year-over-year hedge rates partially offset by reduced in-line net pricing margins (due to strategies to improve consumer value) and higher, less profitable closeout sales (the result of the liquidation of higher footwear and apparel closeout inventories). The increase in selling and administrative expenses was driven by increases in both demand creation and operating overhead. The increase in demand creation was primarily driven by increased advertising and higher spending on sports marketing endorsements and events. The increase in operating overhead spending was driven by increased spending on personnel costs to support the growth of our wholesale business and new NIKE-owned retail stores and higher costs related to sales and leadership events.

Asia Pacific Region

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues
Footwear	$1,044.1	$962.9	8%	$855.3	13%
Apparel	815.6	755.5	8%	612.3	23%
Equipment	194.1	178.9	8%	143.2	25%

Total Revenues	$2,053.8	$1,897.3	8%	$1,610.8	18%

Pre-tax Income	$412.5	$399.8	3%	$352.3	13%

Fiscal 2006 Compared to Fiscal 2005

In the Asia Pacific Region, changes in currency exchange rates reduced revenue growth by 1 percentage point for fiscal 2006. Excluding the changes in currency exchange rates, revenues for each Asia Pacific product business unit were higher than fiscal 2005. Excluding changes in currency exchange rates, footwear revenues reflected increased unit sales (driven by increased unit sales across most countries and categories), partially offset by lower average selling prices (due to strategies to improve consumer value in Japan). The increase in apparel revenues was driven by increases across sport performance and sport culture categories. Increased revenue in

China (driven by expansion of retail distribution and strong consumer demand) was the primary growth driver for fiscal 2006, partially offset by lower sales in Japan driven by lower average selling prices due to investments in consumer value and a challenging retail marketplace.

The increase in fiscal 2006 pre-tax income for the Asia Pacific Region was driven by higher revenues and lower selling and administrative expenses as a percentage of revenues, partially offset by a lower gross margin percentage. The lower gross margin percentage was primarily attributable to lower in-line net pricing margins due to higher footwear product costs, primarily the result of higher oil prices; strategies to improve consumer value for footwear in Japan; and a shift in the mix of footwear and apparel products sold in Japan toward products with lower margins. Selling and administrative expenses in fiscal 2006 were higher than fiscal 2005, but represented a lower percentage of revenues due to operating overhead leverage. The increased selling and administrative expenses were due to increases in demand creation, primarily driven by spending related to the World Cup campaign, and slightly higher operating overhead, primarily due to higher personnel costs to support growth in China.

Fiscal 2005 Compared to Fiscal 2004

In the Asia Pacific Region, 4 percentage points of reported revenue growth for fiscal 2005 were due to changes in currency exchange rates. Excluding changes in currency exchange rates, sales in each Asia Pacific product business unit grew versus fiscal 2004 with the growth primarily due to unit volume; average price per unit increased slightly. Excluding currency changes, significant revenue increases in China (driven by expansion of retail distribution and strong consumer demand) and increases in every other country in the region except Australia and New Zealand were the key growth drivers for fiscal 2005.

The increase in pre-tax income for the Asia Pacific Region in fiscal 2005 was driven by higher revenues, partially offset by a lower gross margin percentage and increased selling and administrative costs as a percentage of revenues. The reduced gross margin percentage was primarily attributable to less profitable closeout sales and lower in-line net pricing margins due to strategies to improve the consumer value in Japan, partially offset by better year-over-year currency hedge rates. The increase in selling and administrative expenses was due to increases in both demand creation (driven by higher spending on sports marketing endorsements and events and increased spending on retail marketing programs) and operating overhead (driven by increased spending on personnel costs to support the growth of our business and higher costs related to sales and leadership events).

Americas Region

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues
Footwear	$635.3	$478.6	33%	$408.2	17%
Apparel	201.8	169.1	19%	159.5	6%
Equipment	67.8	48.1	41%	36.8	31%

Total Revenues	$904.9	$695.8	30%	$604.5	15%

Pre-tax Income	$172.6	$116.5	48%	$97.4	20%

Fiscal 2006 Compared to Fiscal 2005

In the Americas Region, 11 percentage points of the revenue growth for fiscal 2006 were due to changes in currency exchange rates. Even excluding the changes in currency exchange rates, sales in each Americas product business unit grew in fiscal 2006. The revenue growth was driven by increased sales in every country in the region, with significant sales increases in Brazil, Argentina and Mexico.

The increase in fiscal 2006 pre-tax income for the Americas Region was attributable to higher revenues, an improved gross margin percentage, lower selling and administrative expenses as a percentage of revenues and favorable currency translation. Selling and administrative expenses were higher than fiscal 2005, but represented a lower percentage of revenues for fiscal 2006. The increased selling and administrative expenses were due to increases in both demand creation (due to increased sports marketing endorsement contracts, and increased advertising spending and retail marketing programs primarily related to the World Cup campaign) and operating overhead (driven by increased personnel costs as a result of continued expansion of the business across the region).

Fiscal 2005 Compared to Fiscal 2004

In the Americas Region, 1 percentage point of the revenue growth for fiscal 2005 was due to changes in currency exchange rates. Excluding the effects of changes in foreign currency, sales in each Americas product business unit grew in fiscal 2005. The revenue growth was driven primarily by higher sales in Central and South America, partially offset by lower sales in Canada.

The increase in fiscal 2005 pre-tax income for the Americas Region was attributable to higher revenues and an improved gross margin percentage, partially offset by higher selling and administrative costs as a percentage of revenues. The increased selling and administrative expenses were due to increases in both demand creation (due to increased spending on sports marketing endorsement contract and events, advertising and retail marketing programs) and operating overhead (driven by increased personnel costs).

Other Businesses

	Fiscal 2006	Fiscal 2005	FY06 vs. FY05 % Change	Fiscal 2004	FY05 vs. FY04 % Change
	(In millions)
Revenues	$1,947.1	$1,735.7	12%	$1,428.3	22%

Pre-tax Income	$151.6	$151.4	—%	$75.3	101%
Converse arbitration charge	51.9	—		—

Pre-tax Income, excluding the Converse arbitration charge	$203.5	$151.4	34%	$75.3	101%

We are providing pre-tax income excluding the Converse arbitration charge to enhance the visibility of the underlying earnings trend excluding this identifiable expense.

Fiscal 2006 Compared to Fiscal 2005

Revenue increases for our Other businesses in fiscal 2006 as compared to fiscal 2005 were driven primarily by growth at Cole Haan, Converse, Hurley and NIKE Golf.

Pre-tax income from the Other businesses for fiscal 2006 was consistent with fiscal 2005 and included a $51.9 million charge related to the unfavorable arbitration ruling involving a licensing agreement contract dispute with our Converse subsidiary and a former South American licensee. This charge reduced reported pre-tax income for the Other businesses by 34 percentage points. Excluding the Converse arbitration charge, the pre-tax income improvement was driven by improved profitability at Converse, Hurley and NIKE Golf, partially offset by a loss at NIKE Bauer Hockey. The loss at NIKE Bauer Hockey was largely the result of costs incurred in connection with a re-branding initiative.

Fiscal 2005 Compared to Fiscal 2004

For fiscal 2005, the addition of Converse, acquired in the second quarter of fiscal 2004, and the formation of Exeter Brands Group, formed in the first quarter of fiscal 2005 to develop the Company’s business in retail channels serving value-conscious consumers and to operate the business obtained in the acquisition of Official Starter Properties LLC and Official Starter LLC (collectively “Official Starter”), together drove 12 percentage points of the Other business revenue increase of 22% over fiscal 2004. The remainder of the increase was driven by revenue growth at Cole Haan, Hurley and NIKE Golf.

The year-over-year improvement in fiscal 2005 pre-tax income from the Other businesses was driven by the addition of Converse, improved results from Cole Haan and NIKE Bauer Hockey and the formation of the Exeter Brands Group.

Liquidity and Capital Resources

Fiscal 2006 Cash Flow Activity

Cash provided by operations was $1.7 billion in fiscal 2006, compared to $1.6 billion in fiscal 2005. Our primary source of operating cash flow was net income of $1.4 billion. For fiscal 2006, our net investment in working capital increased $43.2 million as compared to an increase of $13.0 million in fiscal 2005. This increased investment in working capital was largely attributable to a larger increase in inventories and prepaid expenses and other current assets, partially offset by increases in accounts payable and accrued liabilities. The increase in inventories reflects higher in-transit inventories (due primarily to growth in reported futures and other orders, and earlier product ordering compared to last year) and higher inventories to support the expansion of NIKE-owned retail stores. Prepaid expenses and other current assets increased in fiscal 2006 compared to a decrease in the prior year, primarily due to the timing of payments, including earlier payments of income taxes in certain foreign locations. The increase in accounts payable and accrued liabilities is primarily due to the timing of payments and inventory receipts compared to the prior year.

Cash used by investing activities during fiscal 2006 was $1.3 billion, compared to $360.4 million invested during fiscal 2005. The increase over the prior year was primarily due to a higher net increase in short-term investments (purchases net of maturities), which increased from $35.3 million in fiscal 2005 to $909.9 million in fiscal 2006, and increased net additions to property, plant and equipment. The additions to property, plant and equipment primarily reflect capital expenditures on computer equipment and software (to support both normal business operations and our supply chain systems upgrade), and continued investment in NIKE-owned retail stores.

In fiscal 2006, we purchased approximately 9.5 million shares of NIKE’s Class B Common Stock for $781.2 million. The share repurchases were part of a four-year, $1.5 billion share repurchase program that was approved by the Board of Directors in June 2004. Since the inception of this program, we have repurchased 16.4 million shares, at a total cost of $1.3 billion. In June 2006, the Board of Directors approved a new four-year, $3.0 billion share repurchase program, to commence upon completion of the $1.5 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the ultimate amount of shares purchased under the programs will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for fiscal 2006 were $1.18, compared to $0.95 in fiscal 2005. We have paid a dividend every quarter since February 1984. Our current dividend policy is to provide an annual dividend equal to 20% to 30% of the trailing twelve-months’ earnings per share, paid out on a quarterly basis. We review our dividend policy from time to time, and based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend in the foreseeable future.

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we provide routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items that fall under the scope of Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and

Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. Currently, we have several such agreements in place. However, based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

Contractual Obligations

Our long-term contractual obligations as of May 31, 2006 are as follows:

	Cash Payments Due During the Year Ended May 31,
Description of Commitment	2007	2008	2009	2010	2011	Thereafter	Total
	(In millions)
Operating Leases	$229.0	$190.6	$158.8	$129.9	$116.9	$599.3	$1,424.5
Long-term Debt	255.9	31.0	6.0	30.9	6.0	341.8	671.6
Endorsement Contracts(1)	476.5	349.6	241.2	160.8	108.0	306.0	1,642.1
Product Purchase Obligations(2)	1,850.4	1.0	—	—	—	—	1,851.4
Other(3)	196.3	53.0	39.5	12.6	10.6	1.3	313.3

Total	$3,008.1	$625.2	$445.5	$334.2	$241.5	$1,248.4	$5,902.9

(1)	The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sport team endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.

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

(2)	We generally order product at least four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet as of May 31, 2006.

(3)	Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Consolidated Balance Sheet as of May 31, 2006.

Excluded from the table above is a commitment to an outsourcing contractor that provides us with information technology operations management services through fiscal 2008. The amount of the payments in future years depends on our level of monthly use of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2006, we would be required to provide the contractor with four months’ notice and pay a termination fee of $18.7 million. Our monthly payments to the contractor currently approximate $6 million.

We also have the following outstanding short-term debt obligations as of May 31, 2006. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2006
(In millions)
Notes payable, due at mutually agreed-upon dates, generally ninety days from issuance or on demand	$43.4
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$69.7

As of May 31, 2006, letters of credit of $347.6 million were outstanding, generally for the purchase of inventory. Most letters of credit expire within one year.

Capital Resources

In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements and since commencement of the medium-term note program we have issued $240.0 million in medium-term notes. During fiscal 2006, there were no medium-term notes issued under the program. We may issue additional notes under the shelf registration in fiscal 2007 depending on general corporate needs.

As of May 31, 2006, we had a multi-year $750 million revolving credit facility in place with a group of banks, and we currently have no amounts outstanding under the facility. The maturity date is November 20, 2008 and the facility can be extended for one additional year on the anniversary date. Based on our current long-term senior unsecured debt ratings of A+ and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.18%. The facility fee is 0.07% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facilities. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2006, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2006 or May 31, 2005. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Issued Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”

(“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for our fiscal year beginning June 1, 2006. We have evaluated the provisions of FAS 151 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

On December 16, 2004, the FASB finalized SFAS No. 123R “Share Based Payment,” (“FAS 123R”) which, after the SEC amended the compliance dates on April 15, 2005, is effective for our fiscal year beginning June 1, 2006. The new standard will require us to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

We plan to adopt the new requirements under FAS 123R and SAB 107 beginning in our first quarter of fiscal 2007 using the modified prospective transition method and the Black-Scholes fair value model. As a result of the adoption of FAS 123R, we will recognize additional compensation expense of approximately $0.36 per diluted share in fiscal 2007. The amount of expense that will be recognized is largely dependent on several variables, including the level of share-based payments that will be granted during the fiscal year in addition to the assumptions used in the valuation model. Accordingly, the actual effect per diluted share could differ from this estimate. The effect on our results of operations of expensing stock options for fiscal 2006, 2005 and 2004 using the Black-Scholes model is presented in the accompanying Notes to Consolidated Financial Statements (Note 1 — Significant Accounting Policies).

Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on the applicable accelerated vesting schedule, rather than ratably over the vesting period stated in the grant. Our pro forma disclosure currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated vesting upon retirement. Had we been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, we would have recognized additional stock-based compensation expense in our pro forma disclosure of the effect of expensing stock options presented in the accompanying Notes to Consolidated Financial Statements (Note 1 — Significant Accounting Policies) of $0.01 per diluted share in fiscal 2006 and $0.05 per diluted share in fiscal 2005 and 2004. We usually grant the majority of stock options in a single grant in the first three months of each fiscal year. As a result, accelerated vesting will normally result in higher expense in the first three months and lower expense in the last nine months of each fiscal year, as compared to the pro forma expense we disclosed under our current policy of expensing such options ratably over the stated vesting period.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We are currently evaluating the impact of the provisions of FIN 48.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three fiscal quarters.

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

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead measured for impairment at least annually in the fourth fiscal quarter, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and any impairment charge related to other indefinite-lived intangible assets would be classified as other expense, net.

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

Hedge Accounting for Derivatives

We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended and interpreted (“FAS 133”) have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other expense, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

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

We are exposed to foreign currency fluctuation as a result of our international sales, product sourcing and funding activities. Our foreign currency risk management objective is to reduce the variability of local entity cash flows as a result of exchange rate movements. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party and intercompany transactions.

When we begin hedging exposures depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2006 we had forward contracts hedging anticipated transactions that will be recognized in as many as 18 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our European and Japanese subsidiaries. We use forward contracts to hedge non-functional currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in euros, Japanese yen, Korean won, Canadian dollars and Mexican pesos.

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

Market Risk Measurement

We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments, as defined by the SEC, are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. dollar denominated debt, and fixed interest rate Japanese yen denominated debt.

We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year period. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only, and does not include the impact of such rate fluctuations on non-functional currency transactions (such as anticipated transactions, firm commitments, cash balances, and accounts and loans receivable and payable), including those which are hedged by these instruments.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $17.5 million and $25.7 million at May 31, 2006 and May 31, 2005, respectively. The decrease in VaR as of May 31, 2006 occurred due to a lower notional value of outstanding foreign currency derivative instruments as of May 31, 2006 compared to May 31, 2005. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $34.9 million and $37.2 million for fiscal 2006 and fiscal 2005, respectively.

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

	Expected Maturity Date
	Year Ended May 31,
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	$—	—	—	—	—	270.4	$270.4	$270.4
Average interest rate	—	—	—	—	—	5.7%	5.7%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	$86.1	—	—	—	—	—	$86.1	$86.1
Average interest rate	3.9%	—	—	—	—	—	3.9%
U.S. Dollar Functional Currency
Intercompany loan — Japanese yen denominated — Variable rate
Principal payments	$93.8	—	—	—	—	—	$93.8	$93.8
Average interest rate	0.5%	—	—	—	—	—	0.5%
Intercompany loan — Japanese yen denominated—Fixed rate
Principal payments	$180.5	—	35.7	—	—	—	$216.2	$216.2
Average interest rate	0.6%	0.8%	0.8%	—	—	—	0.6%
Canadian Dollar Functional Currency
Intercompany loan — U.S. Dollar denominated — Fixed rate
Principal payments	$50.0	—	—	—	—	—	$50.0	$50.0
Average interest rate	4.9%						4.9%
Korean Won Functional Currency
Intercompany loan — U.S. Dollar denominated — Fixed rate
Principal payments	$28.0	—	—	—	—	—	$28.0	$28.0
Average interest rate	5.4%	—	—	—	—	—	5.4%
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.0	6.0	6.0	6.0	6.0	150.2	$180.2	$192.4
Average interest rate	3.4%	3.4%	3.5%	3.5%	3.5%	2.5%	2.8%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.0	6.0	6.0	6.0	6.0	150.2	$180.2	$192.4
Average interest rate	3.4%	3.4%	3.5%	3.5%	3.5%	2.5%	2.8%
U.S. Dollar Functional Currency Long-term U.S. dollar debt — Fixed rate
Principal payments	$250.0	25.0	—	25.0	—	190.0	$490.0	$481.6
Average interest rate	5.2%	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%

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

There were no significant changes in debt market risks during fiscal 2006. We did not issue any long-term fixed-rate corporate bonds during fiscal 2006 or 2005; however, in previous years we issued a total of $490 million in long-term fixed-rate corporate bonds that mature between August 2006 and October 2015. Fixed interest rates on these bonds range from 4.7% to 5.66%. For each of the bonds issued, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the bonds and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. As a result of the interest rate swap agreements the average effective interest rate payable on these bonds was 6.07% at May 31, 2006 and 4.17% at May 31, 2005. For $440 million of the issued bonds, the associated swaps have the same notional amount and maturity date as the corresponding bond. These interest rate swaps are accounted for as fair value hedges, so changes in the recorded fair values of the swaps are offset by changes in the recorded fair value of the related debt. The remaining $50 million bond matures in October 2013 whereas the associated interest rate swap expires in October 2006. Accordingly, changes in the fair value of this swap are recorded to net income each period. The recorded fair value of the interest rate swaps accounted for as fair value hedges was a net $5.6 million loss at May 31, 2006 and a $9.0 million gain at May 31, 2005. The change in fair value of the $50 million interest rate swap expiring October 2006 was not material for the years ended May 31, 2006, 2005 and 2004.

In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a hedge, accordingly changes in the fair value of the swap are recorded to net income each period. The change in fair value of the swap was not material for the years ended May 31, 2006, 2005 and 2004.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 31, 2006.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements, (2) management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2006 and (3) the effectiveness of our internal control over financial reporting as of May 31, 2006, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

We have completed integrated audits of NIKE, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of May 31, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Portland, Oregon

July 27, 2006

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2006	2005	2004
	(In millions, except per share data)
Revenues	$14,954.9	$13,739.7	$12,253.1
Cost of sales	8,367.9	7,624.3	7,001.4

Gross margin	6,587.0	6,115.4	5,251.7
Selling and administrative expense	4,477.8	4,221.7	3,702.0
Interest (income) expense, net (Notes 1, 6 and 7)	(36.8)	4.8	25.0
Other expense, net (Notes 5 and 16)	4.4	29.1	74.7

Income before income taxes	2,141.6	1,859.8	1,450.0
Income taxes (Note 8)	749.6	648.2	504.4

Net income	$1,392.0	$1,211.6	$945.6

Basic earnings per common share (Notes 1 and 11)	$5.37	$4.61	$3.59

Diluted earnings per common share (Notes 1 and 11)	$5.28	$4.48	$3.51

Dividends declared per common share	$1.18	$0.95	$0.74

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2006	2005
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$954.2	$1,388.1
Short-term investments	1,348.8	436.6
Accounts receivable, less allowance for doubtful accounts of $67.6 and $80.4	2,395.9	2,262.1
Inventories (Note 2)	2,076.7	1,811.1
Deferred income taxes (Note 8)	203.3	110.2
Prepaid expenses and other current assets	380.1	343.0

Total current assets	7,359.0	6,351.1

Property, plant and equipment, net (Note 3)	1,657.7	1,605.8
Identifiable intangible assets, net (Note 4)	405.5	406.1
Goodwill (Note 4)	130.8	135.4
Deferred income taxes and other assets (Note 8)	316.6	295.2

Total assets	$9,869.6	$8,793.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$255.3	$6.2
Notes payable (Note 6)	43.4	69.8
Accounts payable (Note 6)	952.2	775.0
Accrued liabilities (Notes 5 and 16)	1,286.9	1,053.2
Income taxes payable	85.5	95.0

Total current liabilities	2,623.3	1,999.2

Long-term debt (Note 7)	410.7	687.3
Deferred income taxes and other liabilities (Note 8)	550.1	462.6
Commitments and contingencies (Notes 14 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ equity:
Common stock at stated value (Note 10):
Class A convertible — 63.9 and 71.9 shares outstanding	0.1	0.1
Class B — 192.1 and 189.2 shares outstanding	2.7	2.7
Capital in excess of stated value	1,451.4	1,182.9
Unearned stock compensation	(4.1)	(11.4)
Accumulated other comprehensive income (Note 13)	121.7	73.4
Retained earnings	4,713.4	4,396.5

Total shareholders’ equity	6,285.2	5,644.2

Total liabilities and shareholders’ equity	$9,869.6	$8,793.6

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Cash provided (used) by operations:
Net income	$1,392.0	$1,211.6	$945.6
Income charges not affecting cash:
Depreciation	282.0	257.2	255.2
Deferred income taxes	(26.0)	21.3	19.0
Amortization and other	8.9	30.5	58.3
Income tax benefit from exercise of stock options	54.2	63.1	47.2
Changes in certain working capital components:
(Increase) decrease in accounts receivable	(85.1)	(93.5)	97.1
Increase in inventories	(200.3)	(103.3)	(55.9)
(Increase) decrease in prepaids and other current assets	(37.2)	71.4	(103.6)
Increase in accounts payable, accrued liabilities and income taxes payable	279.4	112.4	255.6

Cash provided by operations	1,667.9	1,570.7	1,518.5

Cash provided (used) by investing activities:
Purchases of short-term investments	(2,619.7)	(1,527.2)	(400.8)
Maturities of short-term investments	1,709.8	1,491.9	—
Additions to property, plant and equipment	(333.7)	(257.1)	(214.8)
Disposals of property, plant and equipment	1.6	7.2	11.6
Increase in other assets	(30.3)	(39.1)	(53.4)
(Decrease) increase in other liabilities	(4.3)	11.1	(4.1)
Acquisition of subsidiary, net of cash acquired	—	(47.2)	(289.1)

Cash used by investing activities	(1,276.6)	(360.4)	(950.6)

Cash provided (used) by financing activities:
Proceeds from long-term debt issuance	—	—	153.8
Reductions in long-term debt including current portion	(6.0)	(9.2)	(206.6)
Decrease in notes payable	(18.2)	(81.7)	(0.3)
Proceeds from exercise of stock options and other stock issuances	225.3	226.8	253.6
Repurchase of stock	(761.1)	(556.2)	(419.8)
Dividends — common and preferred	(290.9)	(236.7)	(179.2)

Cash used by financing activities	(850.9)	(657.0)	(398.5)

Effect of exchange rate changes	25.7	6.8	24.6

Net (decrease) increase in cash and equivalents	(433.9)	560.1	194.0
Cash and equivalents, beginning of year	1,388.1	828.0	634.0

Cash and equivalents, end of year	$954.2	$1,388.1	$828.0

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$54.2	$33.9	$37.8
Income taxes	752.6	585.3	418.6
Dividends declared and not paid	79.4	65.3	52.6

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2003	97.8	$0.2	165.8	$2.6	$589.0	$(0.6)	$(239.7)	$3,639.2	$3,990.7

Stock options exercised			5.5		284.9				284.9
Conversion to Class B Common Stock	(20.2)	(0.1)	20.2	0.1					—
Repurchase of Class B Common Stock			(6.4)		(7.6)			(406.7)	(414.3)
Dividends on Common stock ($.74 per share)								(194.9)	(194.9)
Issuance of shares to employees			0.4		23.2	(7.5)			15.7
Amortization of unearned compensation						2.6			2.6
Forfeiture of shares from employees					(1.7)			(0.3)	(2.0)
Comprehensive income (Note 13):
Net income								945.6	945.6
Other comprehensive income (net of tax expense of $69.0):
Foreign currency translation							27.5		27.5
Adjustment for fair value of hedge derivatives							125.9		125.9

Comprehensive income							153.4	945.6	1,099.0

Balance at May 31, 2004	77.6	$0.1	185.5	$2.7	$887.8	$(5.5)	$(86.3)	$3,982.9	$4,781.7

Stock options exercised			4.4		273.2				273.2
Conversion to Class B Common Stock	(5.7)		5.7						—
Repurchase of Class B Common Stock			(6.9)		(8.3)			(547.9)	(556.2)
Dividends on Common stock ($.95 per share)								(249.4)	(249.4)
Issuance of shares to employees			0.5		32.1	(10.2)			21.9
Amortization of unearned compensation						3.9			3.9
Forfeiture of shares from employees					(1.9)	0.4		(0.7)	(2.2)
Comprehensive income (Note 13):
Net income								1,211.6	1,211.6
Other comprehensive income (net of tax expense of $40.2):
Foreign currency translation							70.1		70.1
Adjustment for fair value of hedge derivatives							89.6		89.6

Comprehensive income							159.7	1,211.6	1,371.3

Balance at May 31, 2005	71.9	$0.1	189.2	$2.7	$1,182.9	$(11.4)	$73.4	$4,396.5	$5,644.2

Stock options exercised			4.0		254.0				254.0
Conversion to Class B Common Stock	(8.0)		8.0						—
Repurchase of Class B Common Stock			(9.5)		(11.3)			(769.9)	(781.2)
Dividends on Common stock ($1.18 per share)								(304.9)	(304.9)
Issuance of shares to employees			0.5		33.0	(6.1)			26.9
Amortization of unearned compensation						11.5			11.5
Forfeiture of shares from employees			(0.1)		(7.2)	1.9		(0.3)	(5.6)
Comprehensive income (Note 13):
Net income								1,392.0	1,392.0
Other comprehensive income (net of tax benefit of $37.8):
Foreign currency translation							87.1		87.1
Adjustment for fair value of hedge derivatives							(38.8)		(38.8)

Comprehensive income							48.3	1,392.0	1,440.3

Balance at May 31, 2006	63.9	$0.1	192.1	$2.7	$1,451.4	$(4.1)	$121.7	$4,713.4	$6,285.2

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

Advertising and Promotion

Advertising production costs are expensed the first time the advertisement is run. Media (TV and print) placement costs are expensed in the month the advertising appears. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed uniformly over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses and other current assets or other assets depending on the length of the contract. Through cooperative advertising programs, the Company reimburses its retail customers for certain of their costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run. Total advertising and promotion expenses were $1,740.2 million, $1,600.7 million, and $1,377.9 million for the years ended May 31, 2006, 2005 and 2004, respectively. Prepaid advertising and promotion expenses recorded as appropriate in prepaid expenses and other current assets and other assets totaled $177.1 million and $169.9 million at May 31, 2006 and 2005, respectively.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and cash equivalents approximate fair value due to the short maturities.

Short-term Investments

Short-term investments consist of highly liquid investments, primarily U.S. Treasury debt securities, with maturities over three months from the date of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Available-for-sale debt securities are recorded at fair value with any net unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company holds no investments considered to be trading securities. Amortized cost of both available-for-sale and held-to-maturity debt securities approximates fair market value due to their short maturities. Substantially all short-term investments held at

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

May 31, 2006 have remaining maturities of 180 days or less. Included in interest (income) expense, net for the years ended May 31, 2006, 2005, and 2004, was interest income of $87.3 million, $34.9 million and $15.3 million, respectively, related to short-term investments and cash and cash equivalents.

Inventory Valuation

Inventories are stated at the lower of cost or market. Inventories are valued on a first-in, first-out (“FIFO”) or moving-average cost basis.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”), the Company estimates the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds the Company’s estimate of future undiscounted cash flows, the Company then calculates the impairment as the excess of the carrying value of the asset over the Company’s estimate of its fair market value.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by FAS 142, in the Company’s impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value. The Company estimates the fair value of its reporting units by using a combination of discounted cash flow analysis and comparisons with the market values of similar publicly traded companies. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of indefinite-lived intangible assets, trademarks, using the relief from royalty approach, which is a standard form of discounted cash flow analysis typically used for the valuation of trademarks. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired in accordance with FAS 144 discussed above.

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders’ equity.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction gains and losses generated by the effect of foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other expense, net, in the period in which they occur.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“FAS 133”). FAS 133 establishes accounting and reporting standards for derivative instruments and requires that all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity) or net income depending on whether the derivative is being used to hedge changes in cash flows or fair value.

See Note 16 for more information on the Company’s Risk Management program and derivatives.

Stock-Based Compensation

The Company uses the intrinsic value method to account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” (“FAS 123”). The Company’s usual practice is to grant stock options with an exercise price equal to the market value at the date of grant, and accordingly, no compensation expense is recognized.

As required by FAS 123 and amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”), the Company has computed, for pro forma disclosure purposes, the fair value of options granted and employees’ purchase rights under the Employee Stock Purchase Plan (“ESPP”) during the years ended May 31, 2006, 2005 and 2004 using the Black-Scholes option pricing model. The weighted average assumptions used for the majority of stock options granted for each of the years ended May 31, 2006, 2005 and 2004 are as follows:

	Year Ended May 31,
	2006	2005	2004
Dividend yield	1%	1%	1%
Expected volatility(1)	21%	42%	44%
Weighted-average expected life	4.5	5.0	5.0
Interest Rate	4.0%	3.7%	2.9%

(1)	For the year ended May 31, 2006, the Company estimated the expected volatility based on the implied volatility in market traded options on the Company’s common stock, with a term of greater than one year. For the years ended May 31, 2005 and 2004, the Company estimated the expected volatility based on the historical volatility of the Company’s common stock.

Adjustments for forfeitures are made as they occur. For the years ended May 31, 2006, 2005 and 2004, the total value of the options granted, for which no previous expense has been recognized, was computed as approximately $111.6 million, $150.2 million, and $102.3 million, respectively, which would be amortized on a straight line basis over the vesting period of the options. The weighted average fair value per share of the options granted in the years ended May 31, 2006, 2005 and 2004 are $19.35, $27.90, and $20.36, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If the Company had accounted for these stock options and ESPP purchase rights issued to employees in accordance with FAS 123, the Company’s pro forma net income and pro forma earnings per share (“EPS”) would have been reported as follows:

	Year Ended May 31,
	2006	2005	2004
	(In millions, except per share data)
Net income as reported	$1,392.0	$1,211.6	$945.6
Add: Stock-based compensation expense included in reported net income, net of tax	0.2	0.6	—
Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of tax	(76.8)	(64.1)	(48.7)

Pro forma net income	$1,315.4	$1,148.1	$896.9

Earnings per share:
Basic — as reported	$5.37	$4.61	$3.59
Basic — pro forma	$5.08	$4.37	$3.41
Diluted — as reported	$5.28	$4.48	$3.51
Diluted — pro forma	$5.01	$4.28	$3.35

The pro forma effects of applying FAS 123 may not be representative of the effects on reported net income and earnings per share for future years since options vest over several years and additional awards are made each year.

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) finalized SFAS No. 123R “Share-Based Payment” (“FAS 123R”) which, after the Securities and Exchange Commission (“SEC”) amended the compliance dates on April 15, 2005, is effective for the Company’s fiscal year beginning June 1, 2006. The new standard will require the Company to record compensation expense for stock options using a fair value method. On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides the Staff’s views regarding interactions between FAS 123R and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies.

The Company plans to adopt the new requirements under FAS 123R and SAB 107 beginning in its quarter ending August 31, 2006 using the modified prospective transition method and the Black-Scholes fair value model. As a result of the adoption of FAS 123R the Company will recognize additional compensation expense of approximately $0.36 per diluted share in the fiscal year ending May 31, 2007. The amount of expense that will be recognized is largely dependent on several variables, including the level of share-based payments that will be granted during the fiscal year in addition to the assumptions used in the valuation model. Accordingly, the actual effect per diluted share could differ from this estimate. The effect on the Company’s results of operations of expensing stock options for the years ending May 31, 2006, 2005 and 2004 using the Black-Scholes model is presented in the table above.

Under certain conditions, stock options granted by the Company are eligible for accelerated vesting upon the retirement of the employee. The FASB clarified in FAS 123R that the fair value of such stock options should be expensed based on the applicable accelerated vesting schedule, rather than ratably over the vesting period stated in the grant. The Company’s pro forma disclosure above currently reflects the expense of such options ratably over the stated vesting period, expensing all unvested shares upon actual retirement. The SEC clarified that companies should continue to follow the vesting method they have been using until adoption of FAS 123R, then apply the accelerated vesting schedule to all subsequent grants to those employees eligible for accelerated

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

vesting upon retirement. Had the Company been accounting for such stock options using the accelerated vesting schedule for those employees eligible for accelerated vesting upon retirement, the Company would have recognized additional stock-based compensation expense in the above pro forma of $0.01 per diluted share in the year ended May 31, 2006 and $0.05 per diluted share for the years ended May 31, 2005 and 2004. The Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year. As a result, accelerated vesting will normally result in higher expense in the first three months and lower expense in the last nine months of each fiscal year, as compared to the pro forma expense disclosed by the Company under our current policy of expensing such options ratably over the stated vesting period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities. United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries that are expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. See Note 8 for further discussion.

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

Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“FAS 151”). FAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of FAS 151 are effective for the fiscal year beginning June 1, 2006. The Company has evaluated the provisions of FAS 151 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2004, the FASB issued FAS 123R. In March 2005, the SEC issued SAB 107 regarding the SEC Staff’s interpretation of FAS 123R. See the Stock-Based Compensation section within Note 1 above for further discussion.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for the fiscal year beginning June 1, 2007. The Company is currently evaluating the impact of the provisions of FIN 48.

Note 2 — Inventories

Inventory balances of $2,076.7 million and $1,811.1 million at May 31, 2006 and 2005, respectively, were substantially all finished goods.

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	May 31,
	2006	2005
	(In millions)
Land	$195.9	$185.4
Buildings	842.6	823.9
Machinery and equipment	1,661.7	1,528.4
Leasehold improvements	626.7	568.4
Construction in process	81.4	73.1

	3,408.3	3,179.2
Less accumulated depreciation	1,750.6	1,573.4

	$1,657.7	$1,605.8

Capitalized interest was not material for the years ended May 31, 2006, 2005 and 2004.

Note 4 — Identifiable Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of May 31, 2006 and May 31, 2005:

	May 31, 2006			May 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$34.1	$(10.5)	$23.6	$29.2	$(10.9)	$18.3
Trademarks	46.4	(11.8)	34.6	54.8	(16.4)	38.4
Other	21.5	(15.7)	5.8	21.4	(13.5)	7.9

Total	$102.0	$(38.0)	$64.0	$105.4	$(40.8)	$64.6

Unamortized intangible assets — Trademarks			$341.5			$341.5

Total			$405.5			$406.1

Goodwill			$130.8			$135.4

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $9.8 million, $9.3 million and $12.0 million for the years ended May 31, 2006, 2005, and 2004, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2007 through May 31, 2011 is as follows: 2007: $9.5 million; 2008: $8.9 million; 2009: $7.6 million; 2010: $6.7 million; 2011: $6.4 million.

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2006	2005
	(In millions)
Compensation and benefits, excluding taxes	$427.2	$397.2
Endorser compensation	124.7	101.9
Taxes other than income taxes	115.1	96.8
Fair value of derivatives	111.2	61.8
Dividends payable	79.5	65.3
Advertising and marketing	75.4	76.6
Converse arbitration(1)	51.9	—
Other(2)	301.9	253.6

	$1,286.9	$1,053.2

(1)	The Converse arbitration relates to a charge taken during the fourth quarter ended May 31, 2006 as a result of a contract dispute between NIKE, Inc.’s Converse subsidiary and a former South American licensee. The arbitrator awarded the former South American licensee $52.5 million in damages, plus legal fees, less amounts previously paid, which resulted in the recording of the $51.9 million charge in other expense, net during the year ended May 31, 2006.

(2)	Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at May 31, 2006 or 2005.

Note 6 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz America as of May 31, 2006 and 2005, are summarized below:

	May 31,
	2006			2005
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)			(In millions)
Notes payable:
U.S. operations	$21.0	0.00	%(1)	$37.0	0.12	%(1)
Non-U.S. operations	22.4	7.72%		32.8	6.68%

	$43.4			$69.8

Sojitz America	69.7	5.83%		53.1	3.90%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

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

The Company had no borrowings outstanding under its commercial paper program at May 31, 2006 and 2005.

The Company has a multi-year $750 million revolving credit facility in place with a group of banks under which no amounts were outstanding as of May 31, 2006 and 2005. The facility matures on November 20, 2008 and can be extended for one additional year on the anniversary date. Based on the Company’s current long-term senior unsecured debt ratings the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.18%. The facility fee is 0.07% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2006.

Note 7 — Long-Term Debt

Long-term debt includes the following:

	May 31,
	2006	2005
	(In millions)
5.5% Corporate Bond, payable August 15, 2006	$249.3	$250.6
4.8% Corporate Bond, payable July 9, 2007	24.7	25.2
5.375% Corporate Bond, payable July 8, 2009	24.6	25.7
5.66% Corporate Bond, payable July 23, 2012	24.6	26.4
5.4% Corporate Bond, payable August 7, 2012	14.4	15.5
4.7% Corporate Bond, payable October 1, 2013	50.0	50.0
5.15% Corporate Bonds, payable October 15, 2015	98.2	107.2
4.3% Japanese yen note, payable June 26, 2011	93.8	97.2
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	59.7	66.1
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	26.6	29.5
Other	0.1	0.1

Total	666.0	693.5
Less current maturities	255.3	6.2

	$410.7	$687.3

The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $674.0 million at May 31, 2006 and $721.2 million at May 31, 2005.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has interest rate swap agreements with the same notional amount and maturity dates as the $250.0 million corporate bond maturing August 15, 2006, whereby the Company receives fixed interest payments at the same rate as the bond and pays variable interest payments based on the three-month LIBOR plus a spread. The interest rates payable on these swap agreements were approximately 6.6% and 4.7% at May 31, 2006 and 2005, respectively.

The Company has an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. The Company has a medium-term note program under the shelf registration that allows the Company to issue up to $500 million in medium-term notes and has issued $240 million in medium term notes under this program. During the years ended May 31, 2006 and 2005, there were no notes issued under the medium-term note program of the shelf registration. The issued notes have coupon rates that range from 4.70% to 5.66%. The maturities range from July 9, 2007 to October 15, 2015. For each of these notes, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note, except for the swap for the $50 million note maturing October 1, 2013, which expires October 2, 2006. At May 31, 2006, the interest rates payable on these swap agreements range from approximately 4.9% to 7.2%.

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

Amounts of long-term debt maturities in each of the years ending May 31, 2007 through 2011 are $255.9 million, $31.0 million, $6.0 million, $30.9 million and $6.0 million, respectively.

Note 8 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Income before income taxes:
United States	$838.6	$755.5	$607.7
Foreign	1,303.0	1,104.3	842.3

	$2,141.6	$1,859.8	$1,450.0

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is as follows:

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Current:
United States
Federal	$359.0	$279.6	$185.3
State	60.6	50.7	43.3
Foreign	356.0	292.5	266.8

	775.6	622.8	495.4

Deferred:
United States
Federal	(4.2)	21.9	3.9
State	(6.8)	(5.3)	2.4
Foreign	(15.0)	8.8	2.7

	(26.0)	25.4	9.0

	$749.6	$648.2	$504.4

Deferred tax (assets) and liabilities are comprised of the following:

	May 31,
	2006	2005
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$(10.9)	$(15.7)
Inventories	(43.9)	(29.7)
Sales return reserves	(39.4)	(31.5)
Deferred compensation	(110.6)	(89.2)
Reserves and accrued liabilities	(50.6)	(20.2)
Property, plant, and equipment	(28.6)	(26.4)
Foreign loss carryforwards	(29.2)	(28.9)
Foreign tax credit carryforwards	(9.5)	(34.4)
Hedges	(25.5)	(3.7)
Other	(29.1)	(22.7)

Total deferred tax assets	(377.3)	(302.4)

Valuation allowance	36.6	29.1

Total deferred tax assets after valuation allowance	(340.7)	(273.3)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	135.3	130.0
Property, plant and equipment	91.4	94.9
Intangibles	96.8	101.6
Hedges	7.8	4.0
Other	12.5	13.1

Total deferred tax liabilities	343.8	343.6

Net deferred tax liability	$3.1	$70.3

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.5	1.8	2.1
Foreign earnings	(1.5)	(2.8)	(0.6)
Other, net	—	0.9	(1.7)

Effective income tax rate	35.0%	34.9%	34.8%

During the quarter ending November 30, 2005, the Company’s CEO and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004 (the “Act”) to repatriate $500 million of foreign earnings in fiscal 2006. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. A $500 million repatriation was made during the quarter ending May 31, 2006 comprised of both foreign earnings for which U.S. taxes has previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the years ended May 31, 2006 and 2005.

The Company has indefinitely reinvested approximately $850.0 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $154.6 million.

Deferred tax assets at May 31, 2006 and 2005 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized.

A deferred tax asset has been recorded for foreign tax credit carryforwards of $9.5 million at May 31, 2006 which expire by the year ended May 31, 2016.

During the years ended May 31, 2006, 2005, and 2004, income tax benefits attributable to employee stock option transactions of $54.2 million, $63.1 million, and $47.2 million, respectively, were allocated to shareholders’ equity.

Note 9 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2006, 2005 and 2004. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Common Stock

The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 175 million and 750 million, respectively. Included in these figures are 65 million of Class A Common Stock, no par value, and 400 million shares of Class B Common Stock, no par value, which were authorized and approved by the Board of Directors and shareholders during the year ended May 31, 2006. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 66 million shares of Class B Common Stock in connection with stock options and other awards granted under such plan, included is 16 million shares of Class B Common Stock approved by the Board of Directors and shareholders during the year ended May 31, 2006. The 1990 Plan authorizes the grant of incentive stock options, non-statutory stock options, stock appreciation rights, stock bonuses and the sale of restricted stock. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant and substantially all grants vest ratably over four years and expire 10 years from the date of grant. The exercise price for non-statutory stock options, stock appreciation rights and the purchase price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. No consideration will be paid for stock bonuses awarded under the 1990 Plan. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. As of May 31, 2006 the committee has granted substantially all non- statutory stock options at 100% of fair market value on the date of grant under the 1990 Plan.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2006, 2005 and 2004 were 71,000, 114,000 and 148,000 with weighted average prices of $86.75, $89.29 and $52.32, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. Unearned compensation was charged for the market value of the restricted shares. The unearned compensation is shown as a reduction of shareholders’ equity and is being amortized ratably over the vesting period. During the years ended May 31, 2006, 2005, and 2004, respectively, the Company recognized $11.5 million, $3.9 million and $2.4 million in selling and administrative expense related to the grants, net of forfeitures.

During the years ended May 31, 2006, 2005 and 2004, the Company also granted shares of stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. The LTIP provides for the issuance of up to 1.0 million shares of Class B Common Stock. Under the LTIP, awards are made to certain executives in their choice of either cash or stock, based on performance targets established over three year time periods. Once performance targets are achieved, cash or shares of stock are issued. The shares are immediately vested upon grant. The value of the shares is established by the market price on the date of issuance. Under the LTIP 3,000, 4,000 and 8,000 shares with a price of $81.58, $69.69 and $54.80, respectively, were issued during the years ended May 31, 2006, May 31, 2005 and May 31, 2004 for the plan years ended May 31, 2005, May 31, 2004 and May 31, 2003, respectively. Related to the LTIP the Company recognized $21.7 million, $22.2 million and $18.9 million of selling and administrative expense in the years ending May 31, 2006, 2005 and 2004, respectively, net of forfeitures.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under plans discussed above:

	Shares	Weighted Average Option Price
	(In thousands)
Options outstanding May 31, 2003	19,699	$44.82
Exercised	(5,526)	42.67
Forfeited	(579)	47.14
Granted	5,215	52.14

Options outstanding May 31, 2004	18,809	47.42
Exercised	(4,438)	46.34
Forfeited	(435)	52.65
Granted	5,424	73.92

Options outstanding May 31, 2005	19,360	54.98
Exercised	(4,026)	49.35
Forfeited	(892)	71.49
Granted	5,774	87.36

Options outstanding May 31, 2006	20,216	$64.62
Options exercisable at May 31,
2004	8,177	$45.00
2005	7,339	46.02
2006	8,301	51.35

The following table sets forth the exercise prices, the number of options outstanding and exercisable and the remaining contractual lives of the Company’s stock options at May 31, 2006:

	Options Outstanding
Exercise Price	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Contractual Life Remaining	Options Exercisable
				Number of Options Exercisable	Weighted Average Exercise Price
	(In thousands)		(Years)	(In thousands)
$27.69-$48.65	2,850	$39.31	4.24	2,839	$39.30
48.98- 54.05	6,181	50.81	6.64	3,108	50.46
54.25- 71.92	1,167	56.67	3.24	1,111	56.08
73.21- 73.21	4,319	73.21	8.13	937	73.21
74.88- 90.85	5,699	87.38	8.85	306	88.20

In September 2001, the Company’s shareholders approved the establishment of an Employee Stock Purchase Plan (“ESPP”) under which 3.0 million shares of Class B Common Stock are provided for issuance to employees. The plan qualifies as a noncompensatory employee stock purchase plan under Section 423 of the Internal Revenue Code. In February 2003, the Company’s Board of Directors approved a Foreign Subsidiary ESPP under which 1.0 million shares of Class B Common Stock are provided for issuance to employees. Employees are eligible to participate through payroll deductions in amounts ranging from 1% to 10% of their compensation not to exceed limitations set out under Section 423. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Under the ESPPs 0.4 million, 0.3 million, and 0.3 million shares were issued during the years ended May 31, 2006, 2005, and 2004, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Earnings Per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 5.6 million and 0.2 million shares of common stock were outstanding at May 31, 2006 and May 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. There were no such antidilutive options outstanding at May 31, 2004.

	Year Ended May 31,
	2006	2005	2004
	(In millions, except per share data)
Determination of shares:
Average common shares outstanding	259.0	262.6	263.2
Assumed conversion of dilutive stock options and awards	4.8	7.7	6.5

Diluted average common shares outstanding	263.8	270.3	269.7

Basic earnings per common share	$5.37	$4.61	$3.59

Diluted earnings per common share	$5.28	$4.48	$3.51

Note 12 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $33.2 million, $29.1 million, and $23.0 million were made to the plans and are included in selling and administrative expenses in the consolidated financial statements for the years ended May 31, 2006, 2005 and 2004, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $22.5 million, $20.3 million, and $17.0 million for the years ended May 31, 2006, 2005 and 2004, respectively, and are included in selling and administrative expenses.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Comprehensive Income

Comprehensive income is as follows:

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Net income	$1,392.0	$1,211.6	$945.6
Other comprehensive income:
Change in cumulative translation adjustment and other (net of tax benefit (expense) of $19.7 in 2006, $3.9 in 2005, and ($4.7) in 2004)	87.1	70.1	27.5
Changes due to cash flow hedging instruments (Note 16):
Net (loss) gain on hedge derivatives (net of tax benefit of $2.8 in 2006, $28.7 in 2005 and $33.5 in 2004)	(5.6)	(54.0)	(72.9)
Reclassification to net income of previously deferred (gains) and losses related to hedge derivatives (net of tax expense (benefit) of $15.3 in 2006, ($72.8) in 2005 and ($97.8) in 2004)	(33.2)	143.6	198.8

Other comprehensive income	48.3	159.7	153.4

Total comprehensive income	$1,440.3	$1,371.3	$1,099.0

The components of accumulated other comprehensive income are as follows:

	May 31,
	2006	2005
	(In millions)
Cumulative translation adjustment and other	$161.9	$74.8
Net deferred loss on hedge derivatives	(40.2)	(1.4)

	$121.7	$73.4

Note 14 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-eight years after May 31, 2006. Rent expense was $252.0 million, $232.6 million and $206.7 million for the years ended May 31, 2006, 2005 and 2004, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2007 through 2011 are $229.0 million, $190.6 million, $158.8 million, $129.9 million, $116.9 million, respectively, and $599.3 million in later years.

As of May 31, 2006 and 2005, the Company had letters of credit outstanding totaling $347.6 million and $555.0 million, respectively. These letters of credit were generally issued for the purchase of inventory.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Note 15 — Acquisitions

In September 2003, the Company acquired 100 percent of the equity shares of Converse. Converse designs, distributes, and markets high performance and casual athletic footwear and apparel. The acquisition was accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations” (“FAS 141”). The cash purchase price, including acquisition costs, was approximately $310 million. All assets and liabilities of Converse were initially recorded in the Company’s Consolidated Balance Sheet based on their estimated fair values at the date of acquisition. The results of Converse’s operations have been included in the consolidated financial statements since the date of the acquisition as part of the Company’s Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

In August 2004, the Company acquired 100 percent of the equity interests in Official Starter LLC and Official Starter Properties LLC (collectively “Official Starter”). The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed soon thereafter to develop the Company’s business in retail channels serving value-conscious consumers and to operate the Official Starter business. The acquisition was accounted for under the purchase method of accounting in accordance with FAS 141. The cash purchase price, including acquisition costs net of cash acquired, was $47.2 million. All assets and liabilities of Exeter Brands Group were initially recorded in the Company’s Consolidated Balance Sheet based on their estimated fair values at the date of acquisition. The results of Exeter Brands Group’s operations have been included in the consolidated financial statements since the date of acquisition as part of the Company’s Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

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

Substantially all derivatives outstanding as of May 31, 2006 and 2005 are designated as either cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets, depending on the instrument’s maturity date. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities. All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. Fair value hedges are recorded in net income and are offset by the change in fair value of the underlying asset or liability being hedged.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives used by the Company to hedge foreign currency exchange risks are forward exchange contracts, options and cross-currency swaps. The cross-currency swaps are used to hedge foreign currency denominated payments related to intercompany loan agreements. There are currently no cross-currency swaps outstanding. Hedged transactions are denominated primarily in euros, Japanese yen, Korean won, Canadian dollars and Mexican pesos. The Company hedges up to 100% of anticipated exposures typically twelve months in advance but has hedged as much as 32 months in advance. When intercompany loans are hedged, it is typically for their expected duration.

Substantially all foreign currency derivatives outstanding as of May 31, 2006 and 2005 qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other expense, net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other expense, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other expense, net currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, which includes hedge results captured in revenues, cost of sales, selling and administrative expense and other expense, net, were a $49.9 million gain, a $217.8 million loss, and a $304.3 million loss for the years ended May 31, 2006, 2005, and 2004, respectively.

Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of May 31, 2006, $39.0 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2006, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 18 months.

The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense, net. Any hedge ineffectiveness is recorded in other expense, net. Effectiveness for cash flow hedges is assessed based on forward rates.

For each of the years ended May 31, 2006, 2005 and 2004, the Company recorded in other expense, net an insignificant loss representing the total ineffectiveness of all derivatives. Net income for each of the years ended May 31, 2006, 2005 and 2004 was not materially affected due to discontinued hedge accounting.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.

Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2006, 2005 and 2004.

As discussed in Note 7, during the year ended May 31, 2004, the Company issued a $50 million medium-term note maturing October 1, 2013 and simultaneously entered into a receive-fixed, pay-variable interest rate swap with the same notional amount and fixed interest rate as the note. However, the swap expires October 2, 2006. This interest rate swap is not accounted for as a fair value hedge, accordingly changes in the fair value of the swap are recorded to net income each period as a component of other expense, net. The change in the fair value of the swap was not material for the years ended May 31, 2006, 2005 and 2004.

In fiscal 2003, the Company entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a fair value hedge, accordingly changes in the fair value of the swap are recorded to net income each period as a component of other expense, net. The change in the fair value of the swap was not material for the years ended May 31, 2006, 2005 and 2004.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,
	2006	2005
	(In millions)
Unrealized Gains:
Foreign currency exchange contracts and options	$75.7	$113.2
Interest rate swaps	0.9	9.0
Unrealized (Losses):
Foreign currency exchange contracts and options	(122.2)	(62.9)
Interest rate swaps	(6.0)	(1.3)

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

Note 17 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan, Converse (beginning September 4, 2003), Exeter Brands Group (beginning August 11, 2004), Hurley, NIKE Bauer Hockey, and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Consolidated Statements of Income. Reconciling items for pre-tax

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, certain currency exchange rate gains and losses on transactions, and intercompany eliminations for specific income statement items in the Consolidated Statements of Income.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Net Revenue
United States	$5,722.5	$5,129.3	$4,781.8
Europe, Middle East and Africa	4,326.6	4,281.6	3,827.7
Asia Pacific	2,053.8	1,897.3	1,610.8
Americas	904.9	695.8	604.5
Other	1,947.1	1,735.7	1,428.3

	$14,954.9	$13,739.7	$12,253.1

Pre-tax Income
United States	$1,244.5	$1,127.9	$1,007.3
Europe, Middle East and Africa	960.7	917.5	744.0
Asia Pacific	412.5	399.8	352.3
Americas	172.6	116.5	97.4
Other	151.6	151.4	75.3
Corporate	(800.3)	(853.3)	(826.3)

	$2,141.6	$1,859.8	$1,450.0

Additions to Long-lived Assets
United States	$59.8	$54.8	$30.8
Europe, Middle East and Africa	73.6	38.8	28.9
Asia Pacific	16.8	22.0	19.9
Americas	6.9	6.8	5.8
Other	33.2	31.3	25.2
Corporate	143.4	103.4	104.2

	$333.7	$257.1	$214.8

Depreciation
United States	$68.8	$49.0	$52.1
Europe, Middle East and Africa	46.9	45.2	43.6
Asia Pacific	28.4	28.3	38.5
Americas	6.4	4.0	3.9
Other	29.0	28.5	22.2
Corporate	102.5	102.2	94.9

	$282.0	$257.2	$255.2

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Accounts Receivable, net
United States	$717.2	$627.0	$616.6
Europe, Middle East and Africa	716.3	723.6	724.1
Asia Pacific	319.7	309.8	249.4
Americas	174.5	168.7	132.1
Other	410.0	394.0	351.3
Corporate	58.2	39.0	46.7

	$2,395.9	$2,262.1	$2,120.2

Inventories
United States	$725.9	$639.9	$579.4
Europe, Middle East and Africa	590.1	496.5	485.7
Asia Pacific	238.3	228.9	163.9
Americas	147.6	96.8	78.3
Other	330.5	316.2	305.5
Corporate	44.3	32.8	37.4

	$2,076.7	$1,811.1	$1,650.2

Property, Plant and Equipment, net
United States	$219.3	$216.0	$213.0
Europe, Middle East and Africa	266.6	230.0	232.0
Asia Pacific	354.8	380.4	379.7
Americas	17.0	15.7	12.7
Other	98.2	93.4	91.8
Corporate	701.8	670.3	682.6

	$1,657.7	$1,605.8	$1,611.8

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings Incorporated, Converse Inc. (beginning September 4, 2003), Exeter Brands Group LLC (beginning August 11, 2004), Hurley International LLC, NIKE Bauer Hockey Inc., and NIKE Golf.

	Year Ended May 31,
	2006	2005	2004
	(In millions)
Footwear	$7,965.9	$7,299.7	$6,566.1
Apparel	4,168.0	3,879.4	3,539.1
Equipment	873.9	824.9	719.6
Other	1,947.1	1,735.7	1,428.3

	$14,954.9	$13,739.7	$12,253.1

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the U.S. were $7,019.0 million, $6,284.5 million, and $5,781.0 million, for the years ended May 31, 2006, 2005, and 2004,

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The Company’s largest concentrations of long-lived assets are in the U.S. and Japan. Long-lived assets attributable to operations in the U.S., which are comprised of net property, plant & equipment were $998.2 million, $956.6 million, and $957.0 million at May 31, 2006, 2005, and 2004, respectively. Long-lived assets attributable to operations in Japan were $296.3 million, $321.0 million, and $328.0 million at May 31, 2006, 2005, and 2004, respectively.

Major Customers.    During the year ended May 31, 2006 and May 31, 2005, revenues derived from Foot Locker, Inc. represented 10 percent and 11 percent of the Company’s consolidated revenues, respectively. Sales to this customer are included in all segments of the Company. During the year ended May 31, 2004 the Company did not have a significant customer that accounted for more than 10 percent of consolidated revenues.

Item 9.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A.    Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2006.

“Management’s Report on Internal Control Over Financial Reporting” and the related attestation report of PricewaterhouseCoopers LLP are included in Item 8 on pages 43-45 of this Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

No disclosure is required under this Item.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this Item is included under “Director Compensation and Retirement Plan,” “Executive Compensation” (but excluding the Performance Graph), “Compensation Committee Interlocks and Insider Participation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this Item is included under “Certain Transactions and Business Relationships” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Current Report on Form 8-K dated August 17, 2001).

4.5	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K dated May 29, 2002).

4.6	Credit Agreement dated as of November 20, 2003 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2003).

10.1	Form of Non-statutory Stock Option Agreement for options granted to non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

10.3	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s current report on 8-K filed on September 26, 2005)*

10.4	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to the Company’s current report on 8-K filed on September 26, 2005).*

10.5	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*

10.6	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).*

10.7	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.8	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated February 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 6, 2006).*

10.9	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated December 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2004).*

10.10	Form of Non-Statutory Stock Option Agreement for options granted to executives under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).*

10.11	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.12	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.13	Form of Aircraft Time-Sharing Agreement between the Company and directors or executive officers of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 26, 2006).

10.14	Employment Offer Letter between NIKE, Inc. and Donald W. Blair dated November 1, 1999.*

10.15	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999.*

10.16	Terms of Employment between NIKE, Inc. and William D. Perez (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 18, 2004)*

10.17	Resignation Letter Agreement between William D. Perez and NIKE, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 23, 2006)*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

The exhibits filed herewith do not include certain instruments with respect to long-term debt of NIKE and its subsidiaries, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of NIKE and its subsidiaries on a consolidated basis. NIKE agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
For the year ended May 31, 2004
Allowance for doubtful accounts	$81.9	$36.4	$0.1	$(23.1)	$95.3
For the year ended May 31, 2005
Allowance for doubtful accounts	$95.3	$33.5	$1.8	$(50.2)	$80.4
For the year ended May 31, 2006
Allowance for doubtful accounts	$80.4	$13.6	$1.8	$(28.2)	$67.6

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (333-71324) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-104824, 333-117059, and 333-133360) of NIKE, Inc. of our report dated July 27, 2006 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 27, 2006

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 28, 2006

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 28, 2006

Directors:

/s/ PHILIP H. KNIGHT Philip H. Knight	Director	July 28, 2006

/s/ JOHN G. CONNORS John G. Connors	Director	July 28, 2006

/s/ JILL K. CONWAY Jill K. Conway	Director	July 28, 2006

/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 28, 2006

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 28, 2006

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 28, 2006

S-1

Signature	Title	Date

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 28, 2006

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	July 28, 2006

/s/ ORIN C. SMITH Orin C. Smith	Director	July 28, 2006

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 28, 2006

S-2