Form 10-Q
period 2006-10-03
NIKE INC
filed 2006-10-04
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2006
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
                                    ___        ___

Common Stock shares outstanding as of August 31, 2006 were:
                                       _______________

                            Class A         63,906,694

                            Class B        186,799,591
                                       _______________
                                           250,706,285
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       August 31,   May 31,
                                                         2006        2006
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,030.7    $  954.2
     Short-term investments                               693.9     1,348.8
     Accounts receivable, net                           2,569.1     2,395.9
     Inventories (Note 2)                               2,134.3     2,076.7
     Deferred income taxes                                188.8       203.3
     Prepaid expenses and other current assets            382.3       380.1
                                                       ________    ________

     Total current assets                               6,999.1     7,359.0

Property, plant and equipment                           3,451.1     3,408.3
     Less accumulated depreciation                      1,802.4     1,750.6
                                                       ________    ________

     Property, plant and equipment, net                 1,648.7     1,657.7

Identifiable intangible assets, net (Note 3)              407.5       405.5
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    384.4       316.6
                                                       ________    ________

     Total assets                                      $9,570.5    $9,869.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   30.5    $  255.3
     Notes payable                                         61.3        43.4
     Accounts payable                                     867.7       952.2
     Accrued liabilities (Note 4)                       1,297.7     1,286.9
     Income taxes payable                                 152.5        85.5
                                                       ________    ________

          Total current liabilities                     2,409.7     2,623.3

Long-term debt                                            380.4       410.7
Deferred income taxes and other liabilities               559.2       550.1
Commitments and contingencies (Note 9)                       --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-63.9 and
               63.9 million shares outstanding              0.1         0.1
          Class B-186.8 and 192.1 million shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,538.0     1,447.3
     Accumulated other comprehensive income (Note 5)      137.0       121.7
     Retained earnings                                  4,543.1     4,713.4
                                                       ________    ________

     Total shareholders' equity                         6,220.9     6,285.2
                                                       ________    ________

     Total liabilities and shareholders' equity        $9,570.5    $9,869.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended
                                                    August 31,
                                               ____________________

                                                 2006        2005
                                                 ____        ____

                                        (in millions, except per share data)

Revenues                                       $4,194.1    $3,862.0
Cost of sales                                   2,344.9     2,113.9
                                               _________   _________

Gross margin                                    1,849.2     1,748.1
Selling and administrative expense              1,289.7     1,104.4
Interest income, net                              (13.1)       (6.4)
Other income, net                                  (3.2)       (9.9)
                                               _________   _________

Income before income taxes                        575.8       660.0

Income taxes                                      198.6       227.7
                                               _________   _________

Net income                                     $  377.2    $  432.3
                                               =========   =========

Basic earnings per common share (Note 7)       $   1.49    $   1.66
                                               =========   =========

Diluted earnings per common share (Note 7)     $   1.47    $   1.61
                                               =========   =========

Dividends declared per common share            $   0.31    $   0.25
                                               =========   =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                              August 31,
                                                        _____________________

                                                          2006         2005
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $  377.2   $ 432.3
     Income charges (credits) not affecting cash:
       Depreciation                                          66.9      68.9
       Deferred income taxes                                 (1.9)    (11.2)
       Stock-based compensation (Note 6)                     69.7        --
       Amortization and other                                 7.1       0.7
     Tax benefit from exercise of stock options                --      15.9
     Changes in certain working capital components and other
       assets and liabilities:
            Increase in accounts receivable                (164.3)   (132.8)
            Increase in inventories                         (73.9)    (29.1)
            Increase in prepaid expenses
               and other assets                             (47.9)    (39.6)
            Decrease in accounts payable, accrued
               liabilities and income taxes payable          (1.1)    (43.4)
                                                        _________   ________

     Cash provided by operations                            231.8     261.7
                                                        _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                              (300.0)   (261.6)
     Maturities of investments                              961.8     395.6
     Additions to property, plant and
       equipment                                            (72.3)    (58.5)
     Disposals of property, plant and
       equipment                                              0.1       0.4
     Increase in other assets and liabilities, net           (5.5)     (6.6)
                                                        _________   ________

     Cash provided by investing activities                  584.1      69.3
                                                        _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                           (251.4)     (1.6)
     Increase in notes payable                               16.5       4.2
     Proceeds from exercise of options and
       other stock issuances                                 30.1      53.6
     Excess tax benefits from stock option exercises          5.1        --
     Repurchase of common stock                            (472.9)   (129.1)
     Dividends on common stock                              (79.3)    (65.3)
                                                        _________   ________

     Cash used by financing activities                     (751.9)   (138.2)
                                                        _________   ________

Effect of exchange rate changes on cash                      12.5       8.0
                                                        _________   ________

Net increase in cash and equivalents                         76.5     200.8
Cash and equivalents, beginning of period                   954.2   1,388.1
                                                        _________   ________

Cash and equivalents, end of period                     $ 1,030.7  $1,588.9
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three (3) months ended August 31, 2006 are not necessarily indicative of results to be expected for the entire year.

Recently Issued Accounting Standards:

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for the fiscal year beginning June 1, 2007. The Company is currently evaluating the impact of the provisions of FIN 48.

     In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158"). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending May 31, 2007. The Company is currently evaluating the impact of the provisions of FAS 158.

NOTE 2 - Inventories:
         ___________

      Inventory balances of $2,134.3 million and $2,076.7 million at August 31, 2006 and May 31, 2006, respectively, were substantially all finished goods.


NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31, 2006 and May 31, 2006:

                                     August 31, 2006                    May 31, 2006
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  37.4     $ (11.2)   $  26.2   $  34.1     $ (10.5)  $  23.6
     Trademarks                 47.7       (13.3)      34.4      46.4       (11.8)     34.6
     Other                      21.5       (16.1)       5.4      21.5       (15.7)      5.8
                             ________    ________   ________  ________    ________ _________
          Total              $ 106.6     $ (40.6)   $  66.0   $ 102.0     $ (38.0)  $  64.0
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 407.5                         $ 405.5
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.5 million and $2.5 million for the three-month periods ended August 31, 2006 and 2005, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the succeeding years ending May 31, 2007 through May 31, 2011 are as follows: 2007: $10.0 million; 2008: $9.8 million; 2009: $8.7 million; 2010: $8.0 million; 2011: $7.5 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                        August 31, 2006   May 31, 2006
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $295.4           $427.2
Taxes other than income taxes                180.4            115.1
Endorser compensation                        151.5            124.7
Advertising and marketing                    123.0             75.4
Fair value of derivatives                     82.5            111.2
Dividends payable                             78.2             79.5
Converse arbitration1                         36.0             51.9
Other2                                       350.7            301.9
                                            _______          _______

                                          $1,297.7         $1,286.9
                                          =========        =========

1 The Converse arbitration relates to a charge taken during the fourth quarter ended May 31, 2006 as a result of a contract dispute between NIKE, Inc.'s Converse subsidiary and a former South American licensee.

2 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at August 31, 2006 and May 31, 2006.



NOTE 5 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                                Three Months Ended
                                                     August 31,
                                              _____________________

                                                 2006        2005
                                                 ____        ____

                                                    (in millions)

Net income                                      $377.2      $432.3

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                         (2.0)      (17.3)
  Changes due to cash flow hedging
      instruments:
    Net gain on hedge derivatives                 19.0        42.0
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments     (1.7)        7.7
                                                _______     _______

  Other comprehensive income                      15.3        32.4
                                                _______     _______
Total comprehensive income                      $392.5      $464.7
                                                =======     =======




NOTE 6 - Stock-Based Compensation
         ________________________


     In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 66 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, stock bonuses and the issuance and sale of restricted stock. The exercise price for non-statutory stock options, stock appreciation rights and the grant price of restricted stock may not be less than 75% of the market price of the underlying shares on the date of grant. The exercise price for incentive stock options may not be less than the market price of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. The committee has granted substantially all stock options at 100% of the market price on the date of grant. Substantially all grants outstanding under the 1990 Plan vest ratably over four years and expire 10 years from the date of grant.

     In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans ("ESPPs").

     On June 1, 2006, the Company adopted SFAS No. 123R "Share-Based Payment" ("FAS 123R") which requires the Company to record expense for stock-based compensation to employees using a fair value method. Under FAS 123R, the Company estimates the fair value of options granted under the 1990 Plan and employees' purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as selling and administrative expense in the Unaudited Condensed Consolidated Statements of Income over the vesting period using the straight-line method.

     The following table summarizes the effects of applying FAS 123R during the three months ended August 31, 2006. The resulting stock-based compensation expense primarily relates to stock options.

                                                Three Months Ended
                                                  August 31, 2006
                                               ____________________

                                       (in millions, except per share data)

Addition to selling and administrative expense       $ 61.3
Reduction to income tax expense                        20.5
                                                    _______
Reduction to net income1                             $ 40.8
                                                    =======


Reduction to earnings per share:
  Basic                                              $ 0.16
  Diluted                                            $ 0.16

1 In accordance with FAS 123R, included in the total $40.8 million, net of tax, stock-based compensation expense reported during the three months ended August 31, 2006, is $22.2 million, net of tax, or $0.09 per diluted share, of accelerated stock-based compensation expense recorded for employees eligible for accelerated stock option vesting upon retirement. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R accelerated vesting will normally result in higher expense in the first three months and lower expense in each of the remaining quarters of the fiscal year.


     As of August 31, 2006, the Company had $209.3 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 1.9 years.

     The Company has adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, beginning with the three months ended August 31, 2006, the Company's
Unaudited Condensed Consolidated Statement of Income includes (1) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and (2) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

     Prior to the adoption of FAS 123R, the Company used the intrinsic value method to account for stock options and ESPP shares in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" as permitted by FAS 123. If the Company had instead accounted for stock options and ESPP shares to employees using the fair value method prescribed by FAS 123 during the three months ended August 31, 2005, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended
                                                  August 31, 2005
                                               ____________________

                                       (in millions, except per share data)

Net income as reported                                $  432.3

Add:  Stock option expense included
  in reported net income, net of tax                       0.1
Deduct:  Total stock option and ESPP
  expense under fair value based method for all
  awards, net of tax1                                    (18.9)
                                                        _______

Pro forma net income                                 $   413.5
                                                        =======
Earnings per share:
  Basic - as reported                                $    1.66
  Basic - pro forma                                  $    1.58
  Diluted - as reported                              $    1.61
  Diluted - pro forma                                $    1.55


1 Accelerated stock-based compensation expense for options subject to accelerated vesting due to employee retirement is not included in the pro forma figures shown above for the three months ended August 31, 2005. This disclosure reflects the expense of such options ratably over the stated vesting period or upon actual employee retirement. Had the Company recognized the fair value for such stock options on an accelerated basis in this pro forma disclosure, an additional $18.7 million, net of tax, or $0.07 per diluted share would be recognized in the disclosure.

     The weighted average fair value per share of the options granted during the three months ended August 31, 2006 and 2005 as computed using the Black-Scholes pricing model was $17.54 and $19.36, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                                Three Months Ended
                                                     August 31,
                                              _____________________

                                                 2006        2005
                                                 ____        ____

Dividend yield                                   1.6%        1.0%
Expected volatility                             18.7%       20.7%
Weighted-average expected life (in years)        5.0         4.5
Risk-free interest rate                          5.0%        4.0%



     Expected volatility is estimated based on the implied volatility in market traded options on the Company's common stock, with a term greater than one year. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.

     The following summarizes the Company's stock option transactions during the three months ended August 31, 2006:

                                                                  Weighted
                                                     Weighted      Average
                                                      Average    Contractual   Aggregate
                                                     Exercise       Life       Intrinsic
                                          Shares       Price      Remaining      Value
                                       __________   __________   __________    _________
                                      (in millions)              (in years)  (in millions)

Options outstanding May 31, 2006          20.2       $  64.62
   Exercised                              (0.6)         51.86
   Forfeited                              (0.3)         67.11
   Granted                                 5.6          78.76
                                       __________

Options outstanding August 31, 2006       24.9       $  68.08        7.5        $  353.7
                                       ==========    =========   ==========    =========
Options exercisable August 31, 2006       12.1       $  57.12        6.0        $  296.2
                                       ==========    =========   ==========    =========


     The aggregate intrinsic value in the table above was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the three months ended August 31, 2006 and 2005 was $16.8 million and $42.4 million, respectively.

     The following table summarizes the Company's total stock-based compensation expense for the three months ended August 31, 2006 (in millions):


       Stock options                                 $59.5
       ESPPs                                           1.8
       Other1                                          8.4
                                                    _______

       Total stock-based compensation expense        $69.7
                                                    =======

1 Other includes certain bonuses, settled in cash or Company shares at the election of the employee and restricted stock grants not significant individually or in the aggregate. The expense related to these awards was included in selling and administrative expense in prior years and was not affected by the adoption of FAS 123R.


NOTE 7 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase 15.4 million and 5.7 million shares of common stock were outstanding at August 31, 2006 and August 31, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended
                                        August 31,
                                  _____________________

                                    2006         2005
                                    ____         ____

                           (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    252.7        260.9
   Assumed conversion of
     dilutive stock options
     and awards                       3.3          7.7
                                   _______      _______

Diluted weighted average common
   shares outstanding               256.0        268.6
                                   =======      =======

Basic earnings per common share    $ 1.49       $ 1.66
                                   =======      =======

Diluted earnings per common share  $ 1.47       $ 1.61
                                   =======      =======


NOTE 8 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey Inc., and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, stock-based compensation expense, certain currency exchange rate gains and losses on transactions, and intercompany eliminations for specific income statement items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, net, inventories, and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

                                       Three Months Ended
                                            August 31,
                                     _____________________

                                         2006        2005
                                         ____        ____

                                          (in millions)

Revenues
  U.S.                                $1,601.9    $1,508.9
  EUROPE, MIDDLE EAST, AFRICA          1,270.9     1,217.5
  ASIA PACIFIC                           518.4       459.6
  AMERICAS                               242.5       213.7
  OTHER                                  560.4       462.3
                                      _________   _________
                                      $4,194.1    $3,862.0
                                      =========   =========

Pre-tax income
  U.S.                                $  338.9    $  345.2
  EUROPE, MIDDLE EAST, AFRICA            302.5       330.2
  ASIA PACIFIC                            98.9        91.4
  AMERICAS                                48.4        44.6
  OTHER                                   87.9        40.0
  CORPORATE                             (300.8)     (191.4)
                                      _________   _________
                                      $  575.8    $  660.0
                                      =========   =========


                                       Aug. 31,    May 31,
                                         2006       2006
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  755.6    $  717.2
  EUROPE, MIDDLE EAST, AFRICA            838.1       716.3
  ASIA PACIFIC                           290.6       319.7
  AMERICAS                               206.6       174.5
  OTHER                                  393.8       410.0
  CORPORATE                               84.4        58.2
                                      _________   _________
                                      $2,569.1    $2,395.9
                                      =========   =========

Inventories
  U.S.                                $  761.0    $  725.9
  EUROPE, MIDDLE EAST, AFRICA            573.3       590.1
  ASIA PACIFIC                           242.9       238.3
  AMERICAS                               160.4       147.6
  OTHER                                  342.6       330.5
  CORPORATE                               54.1        44.3
                                      _________   _________
                                      $2,134.3    $2,076.7
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  220.8    $  219.3
  EUROPE, MIDDLE EAST, AFRICA            271.6       266.6
  ASIA PACIFIC                           337.7       354.8
  AMERICAS                                16.9        17.0
  OTHER                                   99.4        98.2
  CORPORATE                              702.3       701.8
                                      _________   _________
                                      $1,648.7    $1,657.7
                                      =========   =========


NOTE 9 - Commitments and Contingencies:
         _____________________________

     At August 31, 2006, the Company had letters of credit outstanding totaling $177.3 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the first quarter of fiscal 2007, our revenues grew 9% to $4.2 billion, net income declined 13% to $377 million and diluted earnings per share were $1.47, a 9% decrease compared to the first quarter of fiscal 2006. These reported results included a $61.3 million charge, before taxes, related to stock-based compensation expense now recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment," ("FAS 123R") which we adopted during the first quarter of fiscal 2007. See further discussion of the adoption of FAS 123R in Note 6 - Stock-Based Compensation in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements. Excluding this charge, our net income declined 3 percentage points and diluted earnings per share were $1.63, a 1% increase versus the first quarter of fiscal 2006. For the quarter, our consolidated gross margin percentage declined 120 basis points to 44.1%, primarily due to lower in-line net pricing margins (net revenue for current product offerings minus landed product costs) for footwear. Increased demand creation spending in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 also contributed to the pre-tax income decline in the quarter and reflected increased spending on advertising and sports marketing events, primarily around the global World Cup and Nike Air (registered) campaigns.

Results of Operations


                                                       Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

                                          (dollars in millions, except per share data)

Revenues                                         $4,194.1   $3,862.0      9%

Cost of sales                                     2,344.9    2,113.9     11%

Gross margin                                      1,849.2    1,748.1      6%
  Gross margin %                                     44.1%      45.3%

Selling and administrative expense                1,289.7    1,104.4     17%
  % of revenues                                      30.8%      28.6%

Income before income taxes                          575.8      660.0    -13%

Net income                                          377.2      432.3    -13%

Diluted earnings per share                           1.47       1.61     -9%

     Reconciliation of Net Income and Diluted Earnings Per Share ("EPS") Excluding Stock-Based Compensation Expense


                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

                                          (dollars in millions, except per share data)

       Net income, as reported                    $377.2      $432.3      -13%
      Stock-based compensation expense1,
         net of tax of $20.5                        40.8          --        -
                                                 ________    ________
       Net income, excluding stock-
         based compensation expense2              $418.0      $432.3       -3%

       Diluted EPS, as reported                  $  1.47     $  1.61       -9%
       Diluted EPS, excluding stock-
         based compensation expense              $  1.63     $  1.61        1%

      1 This charge relates to stock-based compensation associated with stock options and Employee Stock Purchase Plan ("ESPP") shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS
        123R on June 1, 2006 using the modified prospective transition method.
        While this expense was not reflected in our results of operations for the first quarter of fiscal 2006, it will continue to be reflected in future accounting periods.

      2 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends by presenting our results for the first quarter of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the first quarter of fiscal 2006.




    Consolidated Operating Results

    Revenues


                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                                                                         %
                                                   2006       2005     change
                                                  ______     ______   ________

                                                     (dollars in millions)

     Revenues                                    $4,194.1   $3,862.0     9%


     In the first quarter of fiscal 2007, changes in currency exchange rates, primarily the stronger euro, increased the consolidated revenue growth by 2 percentage points. Excluding the impact of changes in foreign currency, our international regions contributed approximately 3 percentage points of the consolidated revenue growth for the first quarter of fiscal 2007,as all three of our international regions posted higher revenues. The U.S. region contributed 2 percentage points of the consolidated revenue growth for the first quarter of fiscal 2007. Sales in our Other businesses drove the balance of the improvement for the quarter. Revenues for our Other businesses are comprised substantially of results from Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey, Inc., and NIKE Golf.


    Gross Margin


                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

                                                     (dollars in millions)

    Gross margin                                 $1,849.2   $1,748.1     6%
    Gross margin %                                  44.1%      45.3%  -120 bps

        In the first quarter of fiscal 2007, our consolidated gross margin percentage declined 120 basis points compared to the first quarter of 2006. The primary factors contributing to the reduced gross margin percentage for the first quarter of 2007 were as follows:

     (1)  Lower footwear in-line net pricing margins due to:

          - additional costs incurred to meet strong footwear demand in the U.S. region;

          - higher sales incentives, primarily in the Europe, Middle East and Africa ("EMEA") and Asia Pacific regions;

          -   strategies to improve consumer value in EMEA;

          - overall higher product costs, primarily the result of higher labor costs and oil prices; and

          - a shift in the mix of footwear models sold from higher margin models toward those with lower margins, most notably in EMEA;

     (2) Higher third party royalty costs driven by increased sales of team-endorsed soccer apparel.

     These factors were partially offset by improved gross margin percentages in our Other businesses driven primarily by NIKE Bauer Hockey, NIKE Golf, and Converse, offset by a decline at Exeter.



    Selling and Administrative Expense

                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

                                                    (dollars in millions)

    Operating overhead expense, excluding
      stock-based compensation expense1         $  726.4    $  682.8       6%
    Stock-based compensation expense2               61.3         --        -
                                                ________    ________
    Operating overhead expense, as reported        787.7       682.8      15%

    Demand creation expense3                       502.0       421.6      19%
                                                _________   _________
          Selling and administrative expense    $1,289.7    $1,104.4      17%
            % of revenues                           30.8%       28.6%    220 bps


    1 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding this identifiable expense by presenting our results for the first quarter of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the first quarter of fiscal 2006.

    2 This charge relates to stock-based compensation associated with stock options and ESPP shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS 123R on June 1, 2006 using the modified prospective transition method. While this expense was not reflected in our results of operations for the first quarter of fiscal 2006, it will continue to be reflected in future accounting periods.

    3 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

     Changes in currency exchange rates increased selling and administrative expense by 1 percentage point in the first quarter of fiscal 2007 compared to the prior year.

     In the first quarter of fiscal 2007, demand creation expense increased 19 percentage points over the prior year due to increased spending on advertising and sports marketing events, primarily associated with the global World Cup and Nike Air (registered) campaigns. In addition, demand creation expense was particularly light in the first quarter of fiscal 2006 reflecting a greater concentration of advertising later in that year.

     Excluding stock-based compensation expense, operating overhead increased 6 percentage points, a lower rate of growth than revenue. The increase in operating overhead was mainly attributable to higher wages and benefits; increased spending to support the growth of NIKE-owned retail, primarily related to new stores; and increased spending to support the growth of our Other businesses.


    Other Income, net

                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

                                                     (dollars in millions)

     Other income, net                            $ 3.2      $ 9.9      -68%


     The reduction in Other income, net for the first quarter of fiscal 2007 compared to the prior year was primarily driven by foreign currency hedge losses in the first quarter of fiscal 2007, compared to foreign currency hedge gains in the first quarter of fiscal 2006, more than offset by a benefit from a favorable settlement of the previously disclosed Converse arbitration. The hedge losses and gains are reflected in the Corporate line in our segment presentation of pre-tax income, and the Converse arbitration settlement is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 8 - Operating Segments).


    Income Taxes

                                                      Three Months Ended
                                                           August 31,
                                                      ___________________
                  %
                                                   2006       2005     change
                                                  ______     ______   ________

     Effective tax rate                            34.5%      34.5%       -

     The effective tax rate for the first quarter of fiscal 2007 is consistent with the first quarter of fiscal 2006.


    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel scheduled for delivery from September 2006 through January 2007 were 6% higher than such orders reported for the comparable period of fiscal 2006. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in currency exchange rates improved this reported increase by 0.5 percentage points versus the same period last year. Unit sales volume increases for both footwear and apparel contributed more than 4 percentage points of the growth in overall futures and advance orders. The remaining increase was due to higher average selling prices for footwear and apparel. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.


    Operating Segments

     The breakdown of revenues follows:

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)
U.S. Region

   Footwear                    $1,079.1    $1,021.1       6%
   Apparel                        431.5       395.5       9%
   Equipment                       91.3        92.3      -1%
                               ________    ________
     Total U.S.                 1,601.9     1,508.9       6%


EMEA Region

   Footwear                       679.5       685.1      -1%
   Apparel                        487.0       435.2      12%
   Equipment                      104.4        97.2       7%
                               ________    ________
     Total EMEA                 1,270.9     1,217.5       4%

Asia Pacific Region

   Footwear                       266.0       237.4      12%
   Apparel                        200.9       176.5      14%
   Equipment                       51.5        45.7      13%
                               ________    ________
     Total Asia Pacific           518.4       459.6      13%

Americas Region

   Footwear                       172.3       156.9      10%
   Apparel                         51.2        40.7      26%
   Equipment                       19.0        16.1      18%
                               ________    ________
     Total Americas               242.5       213.7      13%

                               ________    ________
                                3,633.7     3,399.7       7%

Other                             560.4       462.3      21%

                               ________    ________
Total revenues                 $4,194.1    $3,862.0       9%
                               ========   ========




     The breakdown of income before income taxes ("pre-tax income") follows:

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)

U.S. Region                     $ 338.9     $ 345.2      -2%
EMEA Region                       302.5       330.2      -8%
Asia Pacific Region                98.9        91.4       8%
Americas Region                    48.4        44.6       9%
Other                              87.9        40.0     120%
Corporate                        (300.8)     (191.4)    -57%
                               ________    ________
Total pre-tax income            $ 575.8     $ 660.0     -13%

     The discussion following includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with SFAS No. 131, "Disclosures about
Segments of an Enterprise and Related Information." As discussed in Note 8 -
Operating Segments in the accompanying Notes to Unaudited Condensed
Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     U.S. Region

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)
   Revenues

      Footwear                  $1,079.1   $1,021.1       6%
      Apparel                      431.5      395.5       9%
      Equipment                     91.3       92.3      -1%
                          ________   ________
          Total revenues        $1,601.9   $1,508.9       6%

   Pre-tax income               $  338.9   $  345.2      -2%

     The increase in U.S. footwear revenue for the first quarter of fiscal
2007 was due to increases in both unit sales and average selling price per pair. The increase in units sold was driven by increased consumer demand for our Brand Jordan and Nike brand sport culture products. The higher average selling price per pair reflected increased consumer demand for higher priced sport performance and NIKE brand sport culture products.

     The increase in U.S. apparel revenues for the first quarter of fiscal
2007 was driven by increased unit sales, primarily NIKE brand sport performance apparel, as well as an increase in average selling prices, driven by NIKE brand sport performance and Brand Jordan apparel.

     The decrease in the U.S. region pre-tax income in the first quarter of fiscal 2007 reflected higher selling and administrative expenses and a lower gross margin percentage. The lower gross margin percentage was primarily the result of lower in-line pricing margins for footwear attributable to additional costs incurred to meet strong footwear unit demand and higher product costs. Selling and administrative costs increased as a result of higher demand creation spending around the World Cup and Nike Air (registered) campaigns as well as an increase in operating overhead expense, driven by increased spending for new NIKE-owned retail stores and expected annual increases in wages and benefits.


     EMEA Region

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                            %
                                    2006        2005     change
                                   ______      ______   ________

                                       (dollars in millions)
     Revenues

       Footwear                  $  679.5   $  685.1      -1%
       Apparel                      487.0      435.2      12%
       Equipment                    104.4       97.2       7%
                                 ________   ________
           Total revenues         $1,270.9   $1,217.5       4%

     Pre-tax income              $  302.5   $  330.2      -8%


     For the EMEA region, changes in currency exchange rates increased revenue growth by 3 percentage points in the first quarter of fiscal 2007.
Excluding changes in currency exchange rates, sales increases in our Central
Europe, Middle East and Africa unit led the revenue growth, offset by a decline in the U.K. The decline in footwear revenue reflected decreased unit sales and a slight decline in the average selling price per pair. The decreased unit sales of footwear reflected lower demand resulting from the difficult retail environment, most notably in the U.K., offset by increased demand for sport culture products across the rest of the region. The decline in the average selling price per pair was due in part to changes in the mix of in-line products sold towards products with a lower average selling price, and higher sales incentives as a result of the difficult retail environment mentioned above. The increase in EMEA apparel revenue was driven by increased unit sales and average selling prices of NIKE brand apparel, primarily sport performance products.

     The decrease in EMEA pre-tax income for the first quarter of fiscal
2007 was driven by a lower gross margin percentage and higher selling and administrative costs more than offsetting higher revenues and favorable foreign currency translation compared to the prior year. The lower gross margin percentage was primarily the result of lower in-line net pricing margins in footwear as well as higher third party royalty costs driven by increased sales of team-endorsed soccer apparel, partially offset by improved year-over-year euro hedge rates. The lower in-line net pricing margins in footwear were due to higher product costs, primarily the result of increased labor costs and higher oil prices, higher sales incentives, strategies to improve consumer value, and a shift in the mix of footwear models sold from models with higher margins towards models with lower margins. Excluding changes in foreign currency exchange rates, selling and administrative expenses in the first quarter of 2007 were higher than in the first quarter of 2006 driven primarily by higher demand creation spending around the World Cup and NIKE Air (registered) campaigns. Operating overhead expense increased slightly, due primarily to expected annual increases in wages and benefits.

     Asia Pacific Region

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)
     Revenues

       Footwear                $  266.0    $  237.4      12%
       Apparel                    200.9       176.5      14%
       Equipment                   51.5        45.7      13%
                                ________    ________
           Total revenues      $  518.4    $  459.6      13%

     Pre-tax income            $   98.9    $   91.4       8%

     In the Asia Pacific region, changes in currency exchange rates did not have a significant impact on revenues for the first quarter of fiscal 2007 compared to the prior year. Footwear revenue growth reflected increased unit sales, partially offset by lower average selling prices, due primarily to strategies to improve consumer value in Japan. The increase in apparel revenues was driven primarily by increased demand for sport performance products, particularly related to the World Cup, as well as increased demand for sport culture products. Revenues increased in almost all countries. China was the primary growth driver for the quarter due to retail distribution expansion coupled with strong consumer demand.

     The increase in pre-tax income for the Asia Pacific region in the first quarter of fiscal 2007 was driven by higher revenues partially offset by increased selling and administrative expenses. Changes in currency exchange rates increased pre-tax income by 1 percentage point. The gross margin percentage remained relatively flat compared to the prior year. Demand creation spending around the World Cup drove the increase in selling and administrative expenses while operating overhead spending remained consistent with the prior year.


     Americas Region

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)
     Revenues

       Footwear                $  172.3   $  156.9       10%
       Apparel                     51.2       40.7       26%
       Equipment                   19.0       16.1       18%
                                ________   ________
           Total revenues       $  242.5   $  213.7       13%

     Pre-tax income            $   48.4   $   44.6        9%


     In the Americas region, 3 percentage points of the revenue growth for the first quarter of fiscal 2007 were due to changes in foreign currency exchange rates. Excluding the changes in foreign currency exchange rates, sales in each Americas product business unit grew in the first quarter. The revenue growth for the quarter was driven primarily by increased sales in nearly every country in the region, with significant sales increases in Argentina and Mexico offset by sales declines in Brazil as we respond to a shift in consumer preferences to sport culture products.

     The increase in pre-tax income for the Americas region in the first quarter of fiscal 2007 was attributable to higher revenues, an improved gross margin percentage, and favorable foreign currency translation partially offset by higher selling and administrative expenses. The increased selling and administrative expenses were due to increases in both demand creation spending, primarily around the World Cup campaign, as well as increased operating overhead expense driven by increased wages and benefits and costs incurred for the implementation of new supply chain systems in the region.


Other Businesses

                                      Three Months Ended
                                          August 31,
                                      __________________
                                                         %
                                  2006        2005     change
                                 ______      ______   ________

                                     (dollars in millions)

   Revenues                    $  560.4    $  462.3      21%

   Pre-tax income                  87.9        40.0     120%

     The increase in Other business revenues for the first quarter of fiscal 2007 was driven by higher revenues across every business, most notably NIKE Golf and NIKE Bauer Hockey in addition to the wholesale business expansion at Exeter.

     Pre-tax income from the Other businesses in the first quarter of fiscal 2007 increased 120 percentage points as compared to the first quarter of fiscal 2006 and included a $14.2 million benefit resulting from the final settlement of the previously disclosed arbitration ruling involving Converse and a former South American licensee. Excluding the Converse arbitration settlement benefit, the pre-tax income improvement was attributable to higher revenues and an improved gross margin percentage, most notably at NIKE Bauer Hockey, NIKE Golf, and Converse.

Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $231.8 million for the first quarter of fiscal 2007, compared to $261.7 million for the first quarter of fiscal 2006. Our primary source of operating cash flow for the first quarter of fiscal 2007 was net income of $377.2 million offset by an increased investment in working capital to support growth in the business. The increased investment in working capital over the first quarter of fiscal 2006 was largely due to an increase in inventories which reflects our business growth driven by futures and at once order growth, early product ordering to optimize factory capacity, a market slowdown primarily in EMEA, and an increase in replenishment business.

     Cash provided by investing activities was $584.1 million for the first quarter of fiscal 2007, compared to $69.3 million for the first quarter of fiscal 2006. The increase over fiscal 2006 was primarily due to higher net maturities of short-term investments (maturities net of purchases).

     Cash used by financing activities was $751.9 million for the first quarter of fiscal 2007, an increase of $613.7 million from the first quarter of fiscal 2006. The increase over fiscal 2006 was primarily due to the $250 million repayment of corporate bonds and an increase in share repurchases, as discussed below.

     In the current quarter, we purchased 6.0 million shares of NIKE's Class B common stock for $476.7 million. During the quarter, we completed the previous four-year, $1.5 billion share repurchase program approved by the Board of Directors in June 2004 and started repurchasing shares under the Company's new four-year, $3 billion share repurchase program approved by the Board of Directors in June 2006. As of the end of the first quarter of fiscal 2007, the Company had purchased 4.0 million shares for $314.1 million under the new $3 billion program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the first quarter of fiscal 2007 were $0.31, compared to $0.25 in the first quarter of fiscal 2006.

Contractual Obligations

     As a result of renewals and additions to outstanding endorsement contracts, the cash payments due under our endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2006.

Endorsement contract obligations as of August 31, 2006 are as follows:

                                        Cash Payments Due During the Fiscal Year Ending
                                                      May 31,
                                    _______________________________________________

                             Remaining
Description of Commitment      2007    2008    2009    2010    2011    Thereafter    Total
__________________________    ______  ______  ______  ______  ______   __________   _______
                                                   (in millions)

  Endorsement Contracts      $ 326.6   370.9   293.4   218.6   166.7     525.2     $1,901.4


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

Capital Resources

     No amounts are currently outstanding under our committed revolving credit facility. The terms of our facility have not changed from those described in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at August 31, 2006 or May 31, 2006. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, will be sufficient to meet our operating and capital needs in the foreseeable future.


Recently Issued Accounting Standards

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We are currently evaluating the impact of the provisions of FIN 48.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value
Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for our fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

     In September 2006, the FASB issued SFAS No. 158. "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158").
FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending May 31, 2007. We are currently evaluating the impact of the provisions of FAS 158.

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

     We believe that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. With the adoption of FAS 123R at the beginning of the first quarter of fiscal 2007, we have added "Stock-based Compensation" as a critical accounting policy as described below. Actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the reserve for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three quarters.

     Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

     Stock-based Compensation

     As of the first quarter of fiscal 2007, we account for stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes fair value model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Expected volatility is estimated based on implied volatility in market traded options on the Company's common stock, with a term greater than one year. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2006.

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


                           Part II - Other Information

Item 1.  Legal Proceedings

     There have been no significant developments with respect to the information previously reported under Item 4 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 1A.  Risk Factors

     There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2006. In June 2006, our Board of Directors approved a new four-year $3.0 billion share repurchase program. During the quarter ended August 31, 2006, we completed the previous $1.5 billion share repurchase program authorized by the Board of Directors in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

June 1 - 30, 2006        1,360,000     $ 81.60        1,360,000              $3,051.6
July 1 - 31, 2006        1,930,700     $ 79.44        1,930,700              $2,898.2
August 1 - 31, 2006      2,736,600     $ 77.60        2,736,600              $2,685.9
                         _________     _______        _________

Total                    6,027,300     $ 79.09        6,027,300
                         =========     =======        =========



Item 6.   Exhibits

   (a)  EXHIBITS:

   3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

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

                              NIKE, Inc.
                              an Oregon Corporation

                              /s/Donald W. Blair
                                 ________________________

                                 Donald W. Blair
                                 Chief Financial Officer


DATED:  October 3, 2006