Form 10-Q
period 2007-01-04
NIKE INC
filed 2007-01-04
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2006
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
                                    ___        ___

Common Stock shares outstanding as of November 30, 2006 were:
                                       _______________

                            Class A         63,906,694
                            Class B        188,089,156
                                       _______________
                                           251,995,850
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,   May 31,
                                                         2006        2006
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,102.9    $  954.2
     Short-term investments                               804.4     1,348.8
     Accounts receivable, net                           2,387.6     2,395.9
     Inventories (Note 2)                               2,167.2     2,076.7
     Deferred income taxes                                186.2       203.3
     Prepaid expenses and other current assets            561.3       380.1
                                                       ________    ________

     Total current assets                               7,209.6     7,359.0

Property, plant and equipment                           3,548.4     3,408.3
     Less accumulated depreciation                      1,875.4     1,750.6
                                                       ________    ________

     Property, plant and equipment, net                 1,673.0     1,657.7

Identifiable intangible assets, net (Note 3)              406.7       405.5
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    402.1       316.6
                                                       ________    ________

     Total assets                                      $9,822.2    $9,869.6
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   30.6    $  255.3
     Notes payable                                         59.2        43.4
     Accounts payable                                     880.3       952.2
     Accrued liabilities (Note 4)                       1,244.1     1,286.9
     Income taxes payable                                  71.0        85.5
                                                       ________    ________

          Total current liabilities                     2,285.2     2,623.3

Long-term debt                                            383.5       410.7
Deferred income taxes and other liabilities               615.1       550.1
Commitments and contingencies (Note 10)                     --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-63.9 and
               63.9 million shares outstanding              0.1         0.1
          Class B-188.1 and 192.1 million shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,741.4     1,447.3
     Accumulated other comprehensive income (Note 6)      142.7       121.7
     Retained earnings                                  4,651.2     4,713.4
                                                       ________    ________

     Total shareholders' equity                         6,538.1     6,285.2
                                                       ________    ________

     Total liabilities and shareholders' equity        $9,822.2    $9,869.6
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended         Six Months Ended
                                               November 30,              November 30,
                                           ____________________       __________________

                                             2006        2005          2006        2005
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,821.7    $3,474.7      $8,015.8    $7,336.7
Cost of sales                               2,164.6     1,963.3       4,509.5     4,077.2
                                           _________   _________     _________   _________

Gross margin                                1,657.1     1,511.4       3,506.3     3,259.5
Selling and administrative expense          1,223.7     1,054.7       2,513.4     2,159.1
Interest income, net                          (14.1)       (5.7)        (27.2)      (12.1)
Other expense (income), net                     0.2        (1.4)         (3.0)      (11.3)
                                           _________   _________    _________   _________

Income before income taxes                    447.3       463.8       1,023.1     1,123.8

Income taxes (Note 5)                         121.7       162.7         320.3       390.4
                                           _________   _________    _________   _________

Net income                                 $  325.6    $  301.1      $  702.8    $  733.4
                                           =========   =========    =========   =========

Basic earnings per common share (Note 8)   $   1.30    $   1.16      $   2.79    $   2.82
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 8) $   1.28    $   1.14      $   2.76    $   2.77
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.37    $   0.31      $   0.68    $   0.56
                                           =========   =========     =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            November 30,
                                                        _____________________

                                                          2006         2005
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $  702.8   $ 733.4
     Income charges (credits) not affecting cash:
       Depreciation                                         135.4     136.2
       Deferred income taxes                                 42.1       5.2
       Stock-based compensation (Note 7)                     91.7        --
       Amortization and other                                 6.9       6.9
     Tax benefit from exercise of stock options                --      37.0
     Changes in certain working capital components and other
       assets and liabilities:
            Decrease in accounts receivable                  38.1      68.3
            Increase in inventories                         (98.4)    (99.3)
            Increase in prepaid expenses
               and other assets                            (230.8)    (31.0)
            Decrease in accounts payable, accrued
               liabilities and income taxes payable        (146.2)   (118.5)
                                                        _________   ________

     Cash provided by operations                            541.6     738.2
                                                        _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                              (913.0) (1,169.6)
     Maturities of investments                            1,468.0     690.2
     Additions to property, plant and
       equipment                                           (155.1)   (164.7)
     Proceeds from the sale of property, plant and
       equipment                                              0.4       0.6
     Increase in other assets and liabilities, net          (10.4)     (8.6)
                                                        _________   ________

     Cash provided (used) by investing activities           389.9    (652.1)
                                                        _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                           (252.9)     (3.1)
     Increase in notes payable                               13.5      18.1
     Proceeds from exercise of options and
       other stock issuances                                180.5     145.8
     Excess tax benefits from stock option exercises         31.6       --
     Repurchase of common stock                            (619.4)   (382.6)
     Dividends on common stock                             (157.0)   (130.4)
                                                        _________   ________

     Cash used by financing activities                     (803.7)   (352.2)
                                                        _________   ________

Effect of exchange rate changes on cash                      20.9      12.5
                                                        _________   ________

Net increase (decrease) in cash and equivalents             148.7    (253.6)
Cash and equivalents, beginning of period                   954.2   1,388.1
                                                        _________   ________

Cash and equivalents, end of period                     $ 1,102.9  $1,134.5
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the six (6) months ended November 30, 2006 are not necessarily indicative of results to be expected for the entire year.

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

     In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2 clarifies recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The provisions of EITF 06-2 are effective for the fiscal year beginning June 1, 2007 and will be applied through a cumulative effect adjustment to retained earnings. The Company has evaluated the provisions of EITF 06-2 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158"). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending May 31, 2007. The Company has evaluated the provisions of FAS 158 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending May 31, 2007. The Company is currently evaluating the impact of the provisions of SAB 108.


NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,167.2 million and $2,076.7 million at November 30, 2006 and May 31, 2006, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2006 and May 31, 2006:

                                   November 30, 2006                    May 31, 2006
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  37.4     $ (10.9)   $  26.5   $  34.1     $ (10.5)  $  23.6
     Trademarks                 48.4       (14.7)      33.7      46.4       (11.8)     34.6
     Other                      21.5       (16.5)       5.0      21.5       (15.7)      5.8
                             ________    ________   ________  ________    ________ _________
          Total              $ 107.3     $ (42.1)   $  65.2   $ 102.0     $ (38.0)  $  64.0
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 406.7                         $ 405.5
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.4 million for both the three-month periods ended November 30, 2006 and 2005, and $4.9 million for both the six-month periods ended November 30, 2006 and 2005. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2007 through May 31, 2011 are as follows: 2007: $9.6 million; 2008: $9.0 million; 2009: $8.0 million; 2010: $7.5 million; 2011: $7.0 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       November 30, 2006  May 31, 2006
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $322.9           $427.2
Taxes other than income taxes                144.5            115.1
Endorser compensation                        120.7            124.7
Advertising and marketing                    117.5             75.4
Fair value of derivatives                    108.7            111.2
Dividends payable                             93.3             79.5
Import and logistics costs                    65.0             63.3
Converse arbitration1                          --              51.9
Other2                                       271.5            238.6
                                            _______          _______

                                          $1,244.1         $1,286.9
                                          =========        =========

1 The Converse arbitration relates to a charge taken during the fourth quarter ended May 31, 2006 as a result of a contract dispute between NIKE, Inc.'s Converse subsidiary and a former South American licensee.

2 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at November 30, 2006 and May 31, 2006.



NOTE 5 - Income Taxes:
         ____________

     The effective tax rate for the three and six months ended November
30, 2006 of 27.2% and 31.3%, respectively, has decreased from the fiscal 2006 effective tax rate of 35.0%. The decrease is primarily due to a tax agreement with the Dutch tax authorities entered into during the three months ended November 30, 2006, which reduces the Company's income taxes for fiscal 2006 through fiscal 2015. A catch up adjustment for the retroactive tax benefit for fiscal 2006 and the first quarter of fiscal 2007 is reflected in the effective tax rate for the three months ended November 30, 2006.


NOTE 6 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended          Six Months Ended
                                                 November 30,              November 30,
                                            _____________________       __________________

                                              2006        2005           2006       2005
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $325.6      $301.1         $702.8     $733.4

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                      41.0       (26.0)          39.0      (43.3)
  Changes due to cash flow hedging
      instruments:
    Net gain (loss) on hedge derivatives      (38.0)       55.4          (19.0)      97.4
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments   2.7        (8.4)           1.0       (0.7)
                                             ________    _______        _______    _______

  Other comprehensive income                    5.7        21.0           21.0       53.4
                                             _______     _______        _______    _______
Total comprehensive income                   $331.3      $322.1         $723.8     $786.8
                                             =======     =======        =======    =======





NOTE 7 - Stock-Based Compensation
         ________________________


     In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 66 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, stock bonuses and the issuance and sale of restricted stock. The exercise price for non-statutory stock options, stock appreciation rights and the grant price of restricted stock may not be less than 75% of the market price of the underlying shares on the date of grant. The exercise price for incentive stock options may not be less than the market price of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. The committee has granted substantially all stock options and restricted stock at 100% of the market price on the date of grant. Substantially all grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.

     In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans ("ESPPs"). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the ending of the offering period. In each of the six months ended November 30, 2006 and 2005, employees purchased 0.2 million shares.

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

     The following table summarizes the effects of applying FAS 123R during the six months ended November 30, 2006. The resulting stock-based compensation expense primarily relates to stock options.

                                            Three Months Ended         Six Months Ended
                                            November 30, 2006         November 30, 2006
                                           ___________________       ___________________

                                                (in millions, except per share data)

Addition to selling and administrative
     expense                                     $ 27.6                    $ 88.9
Reduction to income tax expense                    (8.8)                    (29.3)
                                                _______                   _______
Reduction to net income1                         $ 18.8                    $ 59.6
                                                =======                   =======


Reduction to earnings per share:
  Basic                                          $ 0.07                    $ 0.24
  Diluted                                        $ 0.08                    $ 0.24


1 In accordance with FAS 123R, stock-based compensation expense reported during the three and six months ended November 30, 2006, includes $1.0 million, net of tax, no effect per diluted share, and $23.3 million, net of tax, or $0.09 per diluted share, respectively, of accelerated stock-based compensation expense recorded for employees eligible for accelerated stock option vesting upon retirement. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.


     As of November 30, 2006, the Company had $181.1 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.5 years.

     The Company has adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, the Company's Unaudited Condensed Consolidated Statement of Income for the three and six months ended November 30, 2006 includes (1) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and (2) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

     Prior to the adoption of FAS 123R, the Company used the intrinsic value method to account for stock options and ESPP shares in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" as permitted by FAS 123. If the Company had instead accounted for stock options and ESPP shares issued to employees using the fair value method prescribed by FAS 123 during the three and six months ended November 30, 2005, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended        Six Months Ended
                                                 November 30, 2005        November 30, 2005
                                               ____________________      __________________


                                                    (in millions, except per share data)

Net income as reported                                $301.1                   $733.4

Add:  Stock option expense included
  in reported net income, net of tax                     0.0                      0.1
Deduct:  Total stock option and ESPP
  expense under fair value based method for all
  awards, net of tax1                                  (19.6)                   (38.5)
                                                      _______                  _______

Pro forma net income                                  $281.5                   $695.0
                                                      =======                  =======
Earnings per share:
  Basic - as reported                                 $ 1.16                   $2.82
  Basic - pro forma                                     1.09                    2.67
  Diluted - as reported                                 1.14                    2.77
  Diluted - pro forma                                   1.07                    2.64


1 Accelerated stock-based compensation expense for options subject to accelerated vesting due to employee retirement is not included in the pro forma figures shown above for the three and six months ended November
30, 2005. This disclosure reflects the expense of such options ratably over the stated vesting period or upon actual employee retirement. Had the Company recognized the fair value for such stock options on an accelerated basis in this pro forma disclosure, the Company would have recognized less stock-based compensation expense of $1.2 million, net of tax, no effect per diluted share, for the three months ended November 30, 2005 and additional stock-based compensation expense of $19.1 million, net of tax, or $0.07 per diluted share for the six months ended November 30, 2005.


     The weighted average fair value per share of the options granted during the six months ended November 30, 2006 and 2005 as computed using the Black-Scholes pricing model was $17.54 and $19.35, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                                Six Months Ended
                                                   November 30,
                                               ____________________

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

     The following summarizes the Company's stock option transactions during the six months ended November 30, 2006:

                                                                  Weighted
                                                     Weighted      Average
                                                      Average    Contractual   Aggregate
                                                     Exercise       Life       Intrinsic
                                          Shares       Price      Remaining      Value
                                       __________   __________   __________    _________
                                      (in millions)              (in years)  (in millions)

Options outstanding May 31, 2006          20.2       $  64.62
   Exercised                              (3.2)         53.23
   Forfeited                              (0.6)         73.16
   Granted                                 5.8          78.89
                                       __________

Options outstanding November 30, 2006     22.2       $  69.71        7.5        $  650.2
                                       ==========    =========   ==========    =========
Options exercisable November 30, 2006      9.5       $  58.15        5.9        $  389.4
                                       ==========    =========   ==========    =========


     The aggregate intrinsic value in the table above was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the six months ended November 30, 2006 and 2005 was $107.6 million and $95.5 million, respectively.

     The following table summarizes the Company's total stock-based compensation expense:

                                                Three Months Ended        Six Months Ended
                                                 November 30, 2006        November 30, 2006
                                               ____________________      __________________
                                                                (in millions)

       Stock options                                $25.9                       $85.4
       ESPPs                                          1.7                         3.5
       Restricted stock1                              1.6                         2.8
                                                    _______                     _______

       Total stock-based compensation expense       $29.2                       $91.7
                                                    =======                     =======

1 The expense related to restricted stock awards was included in selling and administrative expense in prior years and was not affected by the adoption of FAS 123R.


NOTE 8 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 10.8 million and 5.6 million shares of common stock were outstanding for the three months ended November 30, 2006 and 2005, respectively, and 9.2 million and 5.6 million shares of common stock were outstanding for the six months ended November 30, 2006 and November 30, 2005, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended              Six Months Ended
                                       November 30,                    November 30,
                                  _____________________            ___________________

                                    2006         2005               2006         2005
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    251.2        259.0              252.0        260.0
   Assumed conversion of
     dilutive stock options
     and awards                       2.5          4.7                2.4          5.0
                                   _______      _______            _______      _______

Diluted weighted average common
   shares outstanding               253.7        263.7              254.4        265.0
                                   =======      =======            =======      =======

Basic earnings per common share    $ 1.30       $ 1.16             $ 2.79       $ 2.82
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 1.28       $ 1.14             $ 2.76       $ 2.77
                                   =======      =======            =======      =======


NOTE 9 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey Inc., and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

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

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2006        2005        2006       2005
                                        _____       _____       _____      _____

                                                     (in millions)

Net Revenue
  U.S.                                $1,418.0    $1,307.1    $3,019.9   $2,816.0
  EUROPE, MIDDLE EAST, AFRICA          1,036.2       977.4     2,307.1    2,194.9
  ASIA PACIFIC                           578.2       503.3     1,096.6      962.9
  AMERICAS                               262.5       252.1       505.0      465.8
  OTHER                                  526.8       434.8     1,087.2      897.1
                                      _________   _________   _________  _________
                                      $3,821.7    $3,474.7    $8,015.8   $7,336.7
                                      =========   =========   =========  =========

Pre-tax Income
  U.S.                                $  266.0    $  265.7    $  604.9   $  610.9
  EUROPE, MIDDLE EAST, AFRICA            158.8       194.2       461.3      524.4
  ASIA PACIFIC                           139.9       115.2       238.8      206.6
  AMERICAS                                59.8        57.4       108.2      102.0
  OTHER                                   54.3        23.0       142.2       63.0
  CORPORATE                             (231.5)     (191.7)     (532.3)    (383.1)
                                      _________   _________   _________  _________
                                      $  447.3    $  463.8    $1,023.1   $1,123.8
                                      =========   =========   =========  =========

                                       Nov. 30,    May 31,
                                         2006       2006
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  773.8    $  717.2
  EUROPE, MIDDLE EAST, AFRICA            619.1       716.3
  ASIA PACIFIC                           325.7       319.7
  AMERICAS                               230.1       174.5
  OTHER                                  356.1       410.0
  CORPORATE                               82.8        58.2
                                      _________   _________
                                      $2,387.6    $2,395.9
                                      =========   =========

Inventories
  U.S.                                $  803.1    $  725.9
  EUROPE, MIDDLE EAST, AFRICA            549.8       590.1
  ASIA PACIFIC                           245.5       238.3
  AMERICAS                               139.7       147.6
  OTHER                                  369.2       330.5
  CORPORATE                               59.9        44.3
                                      _________   _________
                                      $2,167.2    $2,076.7
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  225.8    $  219.3
  EUROPE, MIDDLE EAST, AFRICA            294.2       266.6
  ASIA PACIFIC                           336.9       354.8
  AMERICAS                                16.3        17.0
  OTHER                                   99.4        98.2
  CORPORATE                              700.4       701.8
                                      _________   _________
                                      $1,673.0    $1,657.7
                                      =========   =========


NOTE 10 - Commitments and Contingencies:
         _____________________________

     At November 30, 2006, the Company had letters of credit outstanding totaling $149.3 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the second quarter of fiscal 2007, revenues grew 10% to $3.8 billion, net income grew 8% to $325.6 million and we delivered diluted earnings per share of $1.28, a 12% increase versus the second quarter of fiscal 2006. During the quarter, the Company finalized a new ten-year tax agreement with the Dutch tax authorities, which will improve our cash flows and reduce our effective tax rate in fiscal 2007 and future years. The agreement provided a retroactive tax benefit for fiscal 2006 and the first quarter of fiscal 2007, which was recognized during the three months ended November 30, 2006. The Dutch tax agreement contributed $0.13 per diluted share to our results for the second quarter.

     Also included in our second quarter results is an after-tax charge of $18.8 million, or approximately $0.08 per diluted share, related to stock-based compensation expense now recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment" ("FAS 123R"), which we adopted during the first quarter of fiscal 2007. Our net income for the quarter was negatively affected by higher demand creation spending compared with low spending levels last year, when our spending was heavily weighted to the fourth quarter of fiscal 2006 in support of the World Cup. Our earnings per share for the quarter grew at a higher rate than net income given lower outstanding shares due to our share repurchase program.


Results of Operations


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
      %                            %
                                       2006      2005      change    2006      2005    change
                                      ______    ______    ________  ______    ______  ________

                                                  (in millions, except per share data)

Revenues                             $3,821.7   $3,474.7     10%   $8,015.8  $7,336.7     9%

Cost of sales                         2,164.6    1,963.3     10%    4,509.5   4,077.2    11%

Gross margin                          1,657.1    1,511.4     10%    3,506.3   3,259.5     8%
  Gross margin %                         43.4%      43.5%              43.7%     44.4%

Selling and administrative            1,223.7    1,054.7     16%    2,513.4   2,159.1    16%
  % of revenue                           32.0%      30.4%              31.4%     29.4%

Income before income taxes              447.3      463.8     -4%    1,023.1   1,123.8    -9%

Net income                              325.6      301.1      8%      702.8     733.4    -4%

Diluted earnings per share               1.28       1.14     12%       2.76      2.77     0%


     Reconciliation of Net Income and Diluted Earnings Per Share ("EPS") Excluding Stock-Based Compensation Expense



                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
        %                           %
                                         2006      2005      change    2006      2005    change
                                        ______    ______    ________  ______    ______  _______

                                             (dollars in millions, except per share data)

       Net income, as reported          $325.6      $301.1        8%   $702.8   $733.4    -4%
      Stock-based compensation expense1,
         net of tax of $8.8 and $29.3     18.8         --         -      59.6      --      -
                                        _______    ________           _______  _______

       Net income, excluding stock-
         based compensation expense2    $344.4      $301.1       14%   $762.4   $733.4     4%

       Diluted EPS, as reported        $  1.28     $  1.14       12%   $ 2.76  $  2.77     0%
       Diluted EPS, excluding stock-
         based compensation expense    $  1.36     $  1.14       19%   $ 3.00  $  2.77     8%

      1 This charge relates to stock-based compensation associated with stock options and Employee Stock Purchase Plan ("ESPP") shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS
        123R on June 1, 2006 using the modified prospective transition method.
        While this expense was not reflected in our results of operations for the second quarter and first six months of fiscal 2006, it will continue to be reflected in future accounting periods.

      2 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends by presenting our results for the second quarter and year-to-date period of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the comparable prior year periods.




    Consolidated Operating Results

    Revenues


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                           %
                                         2006      2005      change    2006      2005    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

     Revenues                          $3,821.7  $3,474.7    10%     $8,015.8  $7,336.7   9%


     On a consolidated basis, changes in foreign currency exchange rates increased revenues by 1 percentage point for both the second quarter and first six months of fiscal 2007. Strong demand for NIKE brand products continued to drive revenue growth for the quarter and year-to-date period, as all four of our geographic regions and all three of our product business units delivered revenue growth. Excluding the impact of changes in foreign currency, both the U.S. region and our international regions each contributed 3 percentage points to the consolidated revenue growth for the quarter and year-to-date periods. Our Other businesses, comprised of results from Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey, Inc., and NIKE Golf contributed the remaining 3 percentage points of the consolidated constant-currency revenue growth for both the quarter and year-to-date period, as each business within the group posted higher revenues.

     By product group, our worldwide apparel and equipment businesses were particularly strong, each posting 11% growth for the second quarter; and combined, added $140 million of incremental revenue. Footwear grew 7%, and contributed $115 million of incremental revenue for the quarter. For the first six months of fiscal 2007, our worldwide apparel and equipment businesses contributed $278 million of incremental revenue, while footwear contributed $212 million of incremental revenue.

    Gross Margin


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                            %
                                         2006      2005      change    2006      2005    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

    Gross margin                      $1,657.1   $1,511.4    10%     $3,506.3   $3,259.5    8%
    Gross margin %                       43.4%      43.5%  -10 bps      43.7%      44.4% -70bps


For the second quarter of fiscal 2007, gross margins remained relatively consistent with the prior year period, reflecting a slight decrease in our overall geographical region margins, partially offset by margin improvement in our Other businesses. The primary factors contributing to the year-to-date change in gross margin percentage were as follows:

     (1)  Lower footwear in-line net pricing margins due to:

          - higher sales incentives, primarily in the Europe, Middle East and Africa ("EMEA") region;

          - additional logistics costs incurred to meet strong footwear demand in the U.S. region; and

          - overall higher product costs, primarily the result of higher labor costs;

          - partially offset by cost reduction such as lean manufacturing and price increases on selected products.

     (2) Higher gross margins for apparel, primarily during the second quarter, due to a shift in mix from lower margin apparel to higher margin apparel, combined with improved inventory management.

     (3) Improved gross margins in our Other businesses driven primarily by NIKE Bauer Hockey and Converse, partially offset by the expected effects of the transition in Exeter's business model from licensing to wholesale.


    Selling and Administrative Expense


                                          Three Months Ended              Six Months Ended
                                              November 30,                   November 30,
                                          ___________________            __________________
                                                              %                           %
                                        2006      2005      change    2006      2005    change
                                       ______    ______    ________  ______    ______  _______

                                                       (dollars in millions)

   Operating overhead expense, excluding
     stock-based compensation expense1 $  716.6   $  677.7   6%    $1,443.0    $1,360.5    6%
   Stock-based compensation expense2       27.6        --    -         88.9         --     -
                                        _______    ________        _________    ________
   Operating overhead expense, as
     reported                             744.2      677.7   10%    1,531.9     1,360.5   13%

   Demand creation expense3               479.5      377.0   27%      981.5       798.6   23%
                                      _________   _________        _________   _________
         Selling and administrative
           expense                     $1,223.7   $1,054.7   16%   $2,513.4    $2,159.1    16%
           % of revenues                   32.0%     30.4%  160 bps    31.4%       29.4%  200bps


    1 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding this identifiable expense by presenting our results for the second quarter and first six months of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the comparable prior year periods.

    2 This charge relates to stock-based compensation associated with stock options and ESPP shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS 123R on June 1, 2006 using the modified prospective transition method. While this expense was not reflected in our results of operations for the second quarter and first six months of fiscal 2006, it will continue to be reflected in future accounting periods.

    3 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.


     Changes in foreign currency exchange rates increased selling and administrative expense by 1 percentage point for the second quarter and year-to-date period versus the same periods in the prior year. During the second quarter and first six months of fiscal 2007, excluding stock-based compensation, the increase in selling and administrative expenses, comprised of demand creation (advertising and promotion) and operating overhead, was primarily attributable to the timing of major advertising campaigns during fiscal 2007 versus fiscal 2006.

     In the second quarter and year-to-date period, demand creation expense increased 27% and 23%, respectively, versus the same periods in the prior year. The growth in demand creation was driven by increased spending on advertising and sports marketing events related to the NIKE Pro, LeBron, American Football and NIKE+ campaigns during the second quarter, and increased spending around the global World Cup and NIKE Air (registered) campaigns over the six-month period. Additionally, the timing of demand creation spending in fiscal 2006, with a higher percentage of our spending occurring in the latter half of the year around the World Cup, also contributed to the increases versus the comparable prior year periods. For all of fiscal 2007, growth in demand creation expense is expected to be more in line with our revenue growth.

     Excluding stock-based compensation expense, operating overhead increased 6% for both the second quarter and first six months of fiscal 2007, a lower rate of growth than revenue. The increase in operating overhead was mainly attributable to higher wages and benefits and increased spending to support the growth of NIKE-owned retail, primarily related to the addition of new factory outlet stores.


    Other Expense (Income), net


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                          %
                                         2006      2005     change    2006      2005    change
                                        ______    ______    ________  ______    ______  _______

                                                         (dollars in millions)

     Other expense (income), net        $ 0.2     ($ 1.4)    -114%    ($ 3.0)  ($ 11.3)    -73%



     Other expense (income), net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. Such items did not have a significant effect on Other expense (income), net for the second quarter of fiscal 2007.

     As disclosed in the first quarter, the decrease in Other expense (income), net for the first six months of fiscal 2007 compared to the prior year was primarily the result of foreign currency hedge losses in fiscal
2007, compared to foreign currency hedge gains in fiscal 2006. The foreign currency hedge losses recognized in the first six months of fiscal 2007 were more than offset by the $14.2 million benefit from the final settlement of the Converse arbitration during the first quarter. For our segment reporting, foreign currency hedge gains and losses are reflected in the Corporate line of pre-tax income and the Converse arbitration settlement is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 - Operating Segments).


    Income Taxes


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
      %                            %
                                       2006      2005      change    2006      2005    change
                                      ______    ______    ________  ______    ______  _______

     Effective tax rate                27.2%     35.1%    -790 bps   31.3%     34.7%   -340 bps

     The effective tax rate for the second quarter was 27.2%, an improvement of nearly 8 percentage points versus the comparable period in the prior year. During the second quarter, we finalized a tax agreement with the Dutch government that is effective for fiscal years 2006 through 2015. This agreement resulted in a retroactive tax benefit related to fiscal 2006 and the first quarter of fiscal 2007, which we recognized in our second quarter results. For the balance of fiscal 2007, we expect an effective tax rate of approximately 33.5%, bringing our estimated full year rate to 32.5%.



    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from December 2006 through April 2007, were 7% higher than such orders reported for the comparable period of fiscal 2006. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in foreign currency exchange rates contributed 2 percentage points to futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

    Operating Segments

     The breakdown of revenues follows:

                                 Three Months Ended            Six Months Ended
                                     November 30,                  November 30,
                                 ___________________           ____________________
                                                      %                           %
                                 2006       2005    change     2006     2005    change
                                ______     ______  _______    ______   ______   ______

                                              (dollars in millions)
U.S. REGION

   FOOTWEAR                    $  879.4  $  811.5      8%   $1,958.5  $1,832.6     7%
   APPAREL                        475.4     433.8     10%      906.9     829.3     9%
   EQUIPMENT                       63.2      61.8      2%      154.5     154.1     0%
                               ________  ________           ________  ________
     TOTAL U.S.                 1,418.0   1,307.1      8%    3,019.9   2,816.0     7%

EMEA REGION

   FOOTWEAR                       541.4     533.2      2%    1,220.9   1,218.3     0%
   APPAREL                        421.0     379.6     11%      908.0     814.8    11%
   EQUIPMENT                       73.8      64.6     14%      178.2     161.8    10%
                               ________  ________           ________  ________
     TOTAL EMEA                 1,036.2     977.4      6%    2,307.1   2,194.9     5%

ASIA PACIFIC REGION

   FOOTWEAR                       277.4     245.4     13%      543.4     482.8    13%
   APPAREL                        250.6     214.6     17%      451.5     391.1    15%
   EQUIPMENT                       50.2      43.3     16%      101.7      89.0    14%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           578.2     503.3     15%    1,096.6     962.9    14%

AMERICAS REGION

   FOOTWEAR                       185.1     178.1      4%      357.4     335.0     7%
   APPAREL                         55.7      55.4      1%      106.9      96.1    11%
   EQUIPMENT                       21.7      18.6     17%       40.7      34.7    17%
                               ________  ________           ________  ________
     TOTAL AMERICAS               262.5     252.1      4%      505.0     465.8     8%

                               ________  ________           ________  ________
                                3,294.9   3,039.9      8%    6,928.6   6,439.6     8%

OTHER                             526.8     434.8     21%    1,087.2     897.1    21%

                               ________  ________           ________  ________
TOTAL REVENUES                 $3,821.7  $3,474.7     10%   $8,015.8  $7,336.7     9%
                               ========  ========           ========  ========


     The breakdown of income before income taxes ("pre-tax income") follows:



                                       Three Months Ended              Six Months Ended
                                           November 30,                   November 30,
                                      ___________________             __________________
                                                           %                           %
                                     2006      2005      change    2006      2005    change
                                    ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)

U.S. Region                       $ 266.0     $ 265.7       0%    $ 604.9     $ 610.9    -1%
EMEA Region                         158.8       194.2     -18%      461.3       524.4   -12%
Asia Pacific Region                 139.9       115.2      21%      238.8       206.6    16%
Americas Region                      59.8        57.4       4%      108.2       102.0     6%
Other                                54.3        23.0     136%      142.2        63.0   126%
Corporate                          (231.5)     (191.7)    -21%     (532.3)     (383.1)  -39%
                                 ________    ________             ________   ________
Total pre-tax income              $ 447.3     $ 463.8      -4%    $1,023.1    $1,123.8   -9%


     The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 9 - Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     U.S. Region




                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2006      2005      change    2006      2005    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
   Revenues

      Footwear                  $  879.4   $  811.5       8%    $1,958.5   $1,832.6   7%
      Apparel                      475.4      433.8      10%       906.9      829.3   9%
      Equipment                     63.2       61.8       2%       154.5      154.1   0%
                          ________   ________            _________  _________
          Total revenues        $1,418.0   $1,307.1       8%    $3,019.9   $2,816.0   7%

   Pre-tax income               $  266.0   $  265.7       0%    $  604.9   $  610.9  -1%


     For the second quarter and first six months of fiscal 2007, the growth in U.S. footwear revenue was the result of increases in both unit sales and average selling price per pair. For both the quarter and year-to-date period, unit sales growth and increases in average selling price per pair were driven by higher demand for our NIKE brand sport culture, men's sports performance, most notably running, and Brand Jordan products.

     The growth in U.S. apparel revenues for the second quarter and first six months of fiscal 2007 was attributable to higher unit sales, primarily NIKE brand sport performance apparel, as well as an improvement in average selling prices, driven by team and licensed apparel and Brand Jordan products.

     Second quarter pre-tax income for the U.S. region was consistent with the comparable period in the prior year, and down slightly for the year-to-date period, as higher selling and administrative expenses and lower gross margins (resulting from additional logistics costs incurred to meet strong footwear unit demand, higher footwear product costs and lower retail margins) neutralized the growth in revenues. Selling and administrative expenses increased for the quarter and first six months of the fiscal year as a result of higher demand creation spending around the Lebron, American Football and Nike+ campaigns, most notably during the second quarter, combined with increased spend around the World Cup and Nike Air (registered) campaigns in the first quarter. The growth in demand creation spend versus the comparable prior year periods is also a function of the difference in timing of major advertising campaigns during fiscal 2007 versus fiscal 2006.


     EMEA Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2006      2005      change    2006      2005    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                  $  541.4   $  533.2       2%   $1,220.9   $1,218.3     0%
       Apparel                      421.0      379.6      11%      908.0      814.8    11%
       Equipment                     73.8       64.6      14%      178.2      161.8    10%
                                 ________   ________             _______   _________
           Total revenues         $1,036.2   $  977.4       6%   $2,307.1   $2,194.9     5%

     Pre-tax income              $  158.8   $  194.2     -18%    $ 461.3   $  524.4   -12%


     For the EMEA region, which includes Europe, Middle East and Africa,
3 percentage points of the revenue growth for both the second quarter and the first six months of fiscal 2007 was due to changes in currency exchange rates. Excluding changes in currency exchange rates, all markets within the region, with the exception of the U.K. and France, increased revenues during the quarter and year-to-date period. The emerging markets in the region grew approximately 30% for the quarter and year-to-date period driven by strong results in Russia, South Africa and Turkey. Increases in Italy and Spain also contributed significantly to the revenue growth in both the second quarter and year-to-date period. While the majority of markets in the region continued to experience growth, the challenging retail environment in the U.K. and France partially offset this growth.

     Excluding changes in exchange rates, footwear revenues decreased during the second quarter and year-to-date periods of fiscal 2007 compared to the same periods in the prior year, as a result of decreased unit sales, partially offset by a slight increase in the average selling price per pair. The unit sales decrease was due primarily to lower sales to certain retailers and a challenging retail environment in the U.K. and France, offset by increased demand for sport culture products across the rest of the region. The increase in the average selling price per pair was due in part to changes in the mix of in-line products sold towards products with a higher average selling price.

     The increase in EMEA apparel revenue during the second quarter and first six months of 2007 was driven by increased unit sales and an increase in average selling prices of NIKE brand apparel, primarily sport performance products, including Nike Pro.

     The decline in EMEA pre-tax income for the second quarter and first six months of fiscal 2007 reflected a lower gross margin percentage and higher selling and administrative expenses, primarily demand creation, which more than offset the increase in revenues and favorable foreign currency translation compared to prior year periods. The lower gross margin percentage for the quarter and year-to-date period was attributable to lower in-line net pricing margins in footwear combined with an increase in warehousing costs. The lower in-line net pricing margins in footwear were attributable to higher product costs, which were primarily the result of increased labor costs and higher sales incentives.

     Excluding changes in foreign currency exchange rates, selling and administrative expenses for the second quarter and first six months of 2007 were higher than the corresponding periods in the prior year, driven primarily by higher demand creation spending around the Nike Pro and Nike+ campaigns, most notably during the second quarter, combined with increased spend around the World Cup and Nike Air (registered) campaigns over the six-month period. Operating overhead expense increased in both the second quarter and first six months of fiscal 2007 due primarily to expected annual increases in wages and benefits.


     Asia Pacific Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                            %
                                    2006      2005      change    2006      2005    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                $  277.4    $  245.4     13%    $   543.4   $  482.8    13%
       Apparel                    250.6       214.6     17%        451.5      391.1    15%
       Equipment                   50.2        43.3     16%        101.7       89.0    14%
                                ________    ________            ________   _________
           Total revenues      $  578.2    $  503.3     15%    $ 1,096.6   $  962.9    14%

     Pre-tax income            $  139.9    $  115.2     21%    $   238.8   $  206.6    16%


     In the Asia Pacific region, changes in currency exchange rates did not have a significant effect on year-over-year revenue growth for the second quarter or the first six months of fiscal 2007. While the majority of countries within the region reported double-digit sales increases for both the quarter and year-to-date period, China and Korea were the primary drivers of revenue growth, as revenues for each country grew more than 30% and 20%, respectively, for both the quarter and year-to-date period. While revenue growth in the Asia Pacific region was strong, revenue growth in Japan was up just over 1% for the quarter and approximately 2% year-to-date, due to weak market conditions.

     Footwear revenue growth for both the quarter and first six months of fiscal 2007 reflected increased unit sales, most notably in China and Korea, partially offset by lower average selling prices, which primarily resulted from strategies to improve consumer value in Japan. The increase in apparel revenue for both the quarter and year-to-date period was also primarily driven by increased demand in China and Korea.

     The increase in pre-tax income in the second quarter and first six months of fiscal 2007 was driven by higher revenues, improved gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses. The increase in selling and administrative expenses during the second quarter was primarily attributable to demand creation investments in the LeBron campaign, the Just Do It campaign in China, the launch of Nike+ in Japan, and sports marketing across the region, as well as increased spend around the World Cup during the first quarter. Overall business growth across the region, combined with retail expansion in China also contributed to an increase in operating overhead expenses. The gross margin improvement for the quarter and first six months of the fiscal year was primarily driven by improved year-over-year hedge rates, better inventory management and reduced warehousing costs. The year-to-date improvement in margins was partially offset by higher sales incentives combined with efforts to improve consumer value, most notably in Japan.


     Americas Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2006      2005      change    2006      2005    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
     Revenues

       Footwear                $  185.1   $  178.1        4%    $  357.4  $  335.0     7%
       Apparel                     55.7       55.4        1%       106.9      96.1    11%
       Equipment                   21.7       18.6       17%        40.7      34.7    17%
                                ________   ________             _________  _________
           Total revenues       $  262.5   $  252.1        4%    $  505.0  $  465.8     8%

     Pre-tax income            $   59.8   $   57.4        4%    $  108.2  $  102.0     6%


     In the Americas region, changes in currency exchange rates contributed 1 and 2 percentage points of revenue growth for the second quarter and first six months of fiscal 2007, respectively. Excluding the changes in foreign currency exchange rates, sales increases in Argentina, Mexico and Chile contributed to the revenue growth in both the second quarter and year-to-date period. Growth in these markets was partially offset by sales declines in Brazil and Canada for both the second quarter and year-to-date period.

     The increase in pre-tax income for both the second quarter and first six months was attributable to higher revenues and improved gross margins, combined with favorable foreign currency translation. These factors were partially offset by higher selling and administrative expenses for both the quarter and year-to-date period. The increase in selling and administrative expenses was primarily the result of higher demand creation spending around the Run Americas II campaign during the second quarter and the global World Cup in the year-to-date period. Operating overhead expense also increased for the quarter and first six months of fiscal 2007, driven by increases in wages and benefit costs.


Other Businesses



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2006      2005      change     2006      2005    change
                                   ______    ______    ________   ______    ______  _______

                                                    (dollars in millions)

   Revenues                      $  526.8    $  434.8     21%   $1,087.2   $ 897.1     21%

   Pre-tax income                    54.3        23.0    136%      142.2      63.0    126%


     The increase in Other business revenues for the second quarter and first six months of fiscal 2007 was driven by higher revenues across all businesses, most notably Converse and NIKE Bauer Hockey.

     During the second quarter and year-to-date period, improved profitability at Converse, driven by increased revenues in the U.S. and internationally, and growth at NIKE Bauer Hockey contributed to the increase in pre-tax income versus the same periods in the prior year. As previously discussed, the year-to-date results include the benefit from the favorable settlement of the arbitration ruling involving Converse and a former South American licensee.

Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $541.6 million for the first six months of fiscal 2007, compared to $738.2 million for the first six months of fiscal 2006. Our primary source of operating cash flow for the first six months of 2007 was net income of $702.8 million offset by an increased investment in working capital to support growth in the business. The increased investment in working capital over the first six months of fiscal 2007 was largely due to an increase in taxes receivable resulting from the Dutch Tax agreement and an increase in tax prepayments versus the same period in the prior year.

     Cash provided by investing activities was $389.9 million for the first six months of fiscal 2007, compared to cash used in investing activities of $652.1 million for the first six months of fiscal 2006. The increase over fiscal 2006 was primarily due to higher net maturities of short-term investments (maturities net of purchases) as we liquidated short-term investments for share repurchases.

     Cash used in financing activities was $803.7 million for the first six months of fiscal 2007, compared to $352.2 million used in the first six months of fiscal 2006. The increase over fiscal 2006 was primarily due to the $250 million repayment of corporate bonds, combined with an increase in share repurchases, as discussed below.

     In the current quarter, we purchased 1.5 million shares of NIKE's Class B common stock for $126.0 million, bringing total purchases for the first six months of fiscal 2007 to 7.5 million shares at a cost of $602.7 million. In the first quarter of fiscal 2007, we repurchased 6 million shares, of which 2 million shares completed the previous four-year, $1.5 billion share repurchase program approved by the Board of Directors in June 2004. As of the end the second quarter of fiscal 2007, we have now repurchased 5.5 million shares for $440.1 million under the new $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     During the second quarter of fiscal 2007, we increased our dividend per common share 19% to $0.37, as compared to $0.31 in the second quarter of fiscal 2006.

Contractual Obligations

     As a result of renewals of and additions to outstanding endorsement contracts, the cash payments due under our endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2006.

Endorsement contract obligations as of November 30, 2006 are as follows:

                                        Cash Payments Due During the Fiscal Year Ending
                                                      May 31,
                                    _______________________________________________

                             Remaining
Description of Commitment      2007    2008    2009    2010    2011    Thereafter    Total
__________________________    ______  ______  ______  ______  ______   __________   _______
                                                   (in millions)

  Endorsement Contracts      $ 270.5   422.6   376.4   295.0   235.9     651.9     $2,252.3


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

     In addition to the cash payments, we are obligated to furnish the endorsers with NIKE products for their use. It is not possible to determine how much we will spend on this product on an annual basis, as the contracts do not stipulate a specific amount of cash to be spent on the product, and as a result, such amounts are not included in the table above. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

Capital Resources

     On December 1, 2006, the Company entered into a new $1 billion multi-year credit facility that replaces the Company's previous $750 million facility. The new revolving credit facility has similar terms as the previous facility and matures in December 2011, with a one year extension option prior to each of the first anniversary and second anniversary of the closing date, for a total extension of two years. No amounts were outstanding under these facilities at May 31, 2006 or November 30, 2006.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at November 30, 2006 or May 31, 2006. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

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

     In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." ("EITF 06-2").EITF 06-2 clarifies recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The provisions of EITF 06-2 are effective for the fiscal year beginning June 1, 2007 and will be applied through a cumulative effect adjustment to retained earnings. We have evaluated the provisions of EITF 06-2 and do not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

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

     In September 2006, the FASB issued SFAS No. 158. "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("FAS 158").
FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The provisions of FAS 158 are effective as of the end of the fiscal year ending May 31, 2007. We have evaluated the provisions of FAS 158 and do not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending May 31, 2007. We are currently evaluating the impact of SAB 108.

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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2006.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2006. In June 2006, our Board of Directors approved a new four-year $3.0 billion share repurchase program. During the first quarter ended August 31, 2006, we completed the previous $1.5 billion share repurchase program authorized by the Board of Directors in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

September 1 - 30, 2006     927,400     $ 82.31          927,400              $2,609.6
October 1 - 31, 2006       447,000     $ 89.01          447,000              $2,569.8
November 1 - 30, 2006      104,400     $ 95.05          104,400              $2,559.8
                         _________     _______        _________

Total                    1,478,800     $ 85.23        1,478,800
                         =========     =======        =========


Item 4.   Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on September 18, 2006. The voting results are as follows:

Proposal 1 - Election of Directors:

                                       Votes Cast    Broker
                           For          Withheld    Non-Votes
                           ___         __________   _________

Directors Elected by holders of Class A Common Stock:

John G. Connors          63,088,671       -0-           -0-
Timothy D. Cook          63,088,671       -0-           -0-
Ralph D. DeNunzio        63,088,671       -0-           -0-
Douglas G. Houser        63,088,671       -0-           -0-
Philip H. Knight         63,088,671       -0-           -0-
Mark G. Parker           63,088,671       -0-           -0-
Orin C. Smith            63,088,671       -0-           -0-
John R. Thompson, Jr.    63,088,671       -0-           -0-

Directors Elected by holders of Class B Common Stock:

Jill K. Conway           160,199,653   3,858,591        -0-
Alan B. Graf, Jr.        161,964,518   2,093,726        -0-
Jeanne P. Jackson        160,988,462   3,069,782        -0-


Proposal 2 - Shareholder Proposal Regarding a Charitable Contributions Report:

    A shareholder proposal regarding a charitable contributions report was not submitted to a vote of the shareholders.


Proposal 3 - Ratify the appointment of PricewaterhouseCoopers LLP as
             Independent registered public accounting firm:

Class A and Class B Common Stock Voting Together:

                                                                    Broker
                             For          Against      Abstain    Non-Votes
                             ___          _______      _______    _________

                         222,772,427     3,143,671    1,230,816      -0-

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

   4.1  Restated Articles of Incorporation, as amended (see Exhibit
        3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

  10.1 Employment Agreement, dated September 17, 2006, between NIKE, Inc. and Adam Helfant (incorporated by reference from Exhibit
        10.2 to the Company's Current Report on Form 8-K filed
        September 21, 2006)*

  12.1  Computation of Ratio of Earnings to Fixed Charges.

  31.1  Rule 13(a)-14(a) Certification of Chief Executive Officer.

  31.2  Rule 13(a)-14(a) Certification of Chief Financial Officer.

  32.1  Section 1350 Certificate of Chief Executive Officer.

  32.2  Section 1350 Certificate of Chief Financial Officer.

_______________________

 *  Management Contract or Compensatory Plan or Agreement



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


DATED:  January 4, 2007