Form 10-Q
period 2007-04-04
NIKE INC
filed 2007-04-04
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 28, 2007
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
                                    ___        ___

Common Stock shares outstanding as of February 28, 2007 were:
                                       _______________

                            Class A        117,733,388
                            Class B        387,778,304
                                       _______________
                                           505,511,692
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 28,   May 31,
                                                         2007        2006
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,879.2    $  954.2
     Short-term investments                               390.5     1,348.8
     Accounts receivable, net                           2,532.0     2,395.9
     Inventories (Note 2)                               2,167.8     2,076.7
     Deferred income taxes                                184.4       203.3
     Prepaid expenses and other current assets            486.2       380.1
                                                      _________    ________

     Total current assets                               7,640.1     7,359.0

Property, plant and equipment                           3,568.9     3,408.3
     Less accumulated depreciation                      1,914.3     1,750.6
                                                      _________    ________

     Property, plant and equipment, net                 1,654.6     1,657.7

Identifiable intangible assets, net (Note 3)              406.1       405.5
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    387.0       316.6
                                                      _________    ________

     Total assets                                     $10,218.6    $9,869.6
                                                      =========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $   30.6    $  255.3
     Notes payable                                         96.0        43.4
     Accounts payable                                     800.9       952.2
     Accrued liabilities (Note 4)                       1,310.5     1,286.9
     Income taxes payable                                  74.7        85.5
                                                      _________    ________

          Total current liabilities                     2,312.7     2,623.3

Long-term debt                                            419.4       410.7
Deferred income taxes and other liabilities               638.2       550.1
Commitments and contingencies (Note 10)                     --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-117.7 and
              127.8 million shares outstanding              0.1         0.1
          Class B-387.8 and 384.2 million shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  1,880.9     1,447.3
     Accumulated other comprehensive income (Note 6)      146.1       121.7
     Retained earnings                                  4,818.2     4,713.4
                                                      _________    ________

     Total shareholders' equity                         6,848.0     6,285.2
                                                      _________    ________

     Total liabilities and shareholders' equity       $10,218.6    $9,869.6
                                                      =========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended        Nine Months Ended
                                               February 28,              February 28,
                                           ____________________       __________________

                                             2007        2006          2007        2006
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $3,926.9    $3,612.8     $11,942.7   $10,949.5
Cost of sales                               2,191.7     2,038.7       6,701.2     6,115.9
                                           _________   _________    __________  _________

Gross margin                                1,735.2     1,574.1       5,241.5     4,833.6
Selling and administrative expense          1,243.3     1,086.6       3,756.7     3,245.7
Interest income, net                          (15.8)       (8.4)        (43.0)      (20.5)
Other income, net                             (10.3)      (10.7)        (13.3)      (22.0)
                                           _________   _________     _________   _________

Income before income taxes                    518.0       506.6       1,541.1     1,630.4

Income taxes (Note 5)                         167.2       180.8         487.5       571.2
                                           _________   _________     _________   _________

Net income                                 $  350.8    $  325.8      $1,053.6    $1,059.2
                                           =========   =========     =========   =========

Basic earnings per common share (Note 8)   $   0.69    $   0.63      $   2.09    $   2.04
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 8) $   0.68    $   0.62      $   2.07    $   2.00
                                           =========   =========     =========   =========

Dividends declared per common share        $  0.185    $  0.155      $  0.525    $  0.435
                                           =========   =========     =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                               February 28,
                                                           _____________________

                                                             2007         2006
                                                             ____         ____

                                                               (in millions)

Cash provided (used) by operations:
     Net income                                            $1,053.6   $1,059.2
     Income charges (credits) not affecting cash:
       Depreciation                                           199.2      206.4
       Deferred income taxes                                   61.1        4.6
       Stock-based compensation (Note 7)                      119.1         --
       Amortization and other                                 (10.0)      27.3
     Tax benefit from exercise of stock options                  --       49.2
     Changes in certain working capital components and other
       assets and liabilities:
            Increase in accounts receivable                  (102.7)     (95.5)
            Increase in inventories                          (108.8)    (198.0)
            Increase in prepaid expenses
               and other assets                              (139.6)    (135.6)
            (Decrease)increase in accounts payable, accrued
               liabilities and income taxes payable          (157.1)      35.5
                                                           _________   ________

     Cash provided by operations                              914.8      953.1
                                                           _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                              (1,193.7)  (1,379.8)
     Maturities of investments                              2,170.2    1,279.0
     Additions to property, plant and
       equipment                                             (217.1)    (232.1)
     Proceeds from the sale of property, plant and
       equipment                                               27.8        1.2
     Increase in other assets and liabilities, net             (9.2)     (24.2)
                                                           _________   ________

     Cash provided (used) by investing activities             778.0     (355.9)
                                                           _________   ________

Cash provided (used) by financing activities:
     Proceeds from issuance of long-term debt                  41.5         --
     Reductions in long-term debt,
       including current portion                             (254.2)      (4.6)
     Increase in notes payable                                 49.0       16.8
     Proceeds from exercise of stock options and
       other stock issuances                                  275.2      188.6
     Excess tax benefits from share-based payment
       arrangements                                            48.3        --
     Repurchase of common stock                              (704.6)    (511.0)
     Dividends on common stock                               (250.2)    (210.8)
                                                            _________  ________

     Cash used by financing activities                       (795.0)    (521.0)
                                                            _________  ________

Effect of exchange rate changes on cash                        27.2        7.8
                                                            _________  ________

Net increase in cash and equivalents                          925.0       84.0
Cash and equivalents, beginning of period                     954.2    1,388.1
                                                           _________   ________

Cash and equivalents, end of period                        $1,879.2   $1,472.1
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended February 28, 2007 are not necessarily indicative of results to be expected for the entire year.

     On February 15, 2007 the Board of Directors declared a two-for-one stock split of the Company's Class A and Class B common shares, which was effected in the form of a 100% common stock dividend distributed on April 2, 2007. All references in the accompanying consolidated financial statements to share and per share amounts have been retroactively restated to reflect the two-for-one stock split.

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

     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2 clarifies recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The provisions of EITF 06-2 are effective for the fiscal year beginning June 1, 2007 and will be applied through a cumulative effect adjustment to retained earnings. The Company has evaluated the provisions of EITF 06-2 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the fourth quarter ending May 31, 2007; however, since the Company presents revenues net of any taxes collected from customers, no additional disclosures will be required.

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

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The guidance in SAB 108 is effective for the fiscal year ending May 31, 2007. The Company has evaluated the provisions of SAB 108 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159.

NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,167.8 million and $2,076.7 million at February 28, 2007 and May 31, 2006, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of February 28, 2007 and May 31, 2006:

                                   February 28, 2007                    May 31, 2006
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  38.7     $ (11.6)   $  27.1   $  34.1     $ (10.5)  $  23.6
     Trademarks                 49.0       (16.1)      32.9      46.4       (11.8)     34.6
     Other                      21.5       (16.9)       4.6      21.5       (15.7)      5.8
                             ________    ________   ________  ________    ________  ________
          Total              $ 109.2     $ (44.6)   $  64.6   $ 102.0     $ (38.0)  $  64.0
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 406.1                         $ 405.5
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.5 million and $2.4 million for the three-month periods ended February 28, 2007 and 2006, respectively, and $7.4 million and $7.3 million for the nine-month periods ended February 28, 2007 and 2006, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2007 through May 31, 2011 are as follows: 2007: $9.8 million; 2008: $9.2 million; 2009: $8.2 million; 2010: $7.7 million; 2011: $7.2 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       February 28, 2007  May 31, 2006
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $400.0           $427.2
Taxes other than income taxes                160.1            115.1
Endorser compensation                        133.1            124.7
Advertising and marketing                    115.2             75.4
Fair value of derivatives                     97.0            111.2
Dividends payable                             93.5             79.5
Import and logistics costs                    69.0             63.3
Converse arbitration1                          --              51.9
Other2                                       242.6            238.6
                                          _________        _________

                                          $1,310.5         $1,286.9
                                          =========        =========

1 The Converse arbitration relates to a charge taken during the fourth quarter ended May 31, 2006 as a result of a contract dispute between NIKE, Inc.'s Converse subsidiary and a former South American licensee. The dispute was settled during the first quarter ended August 31, 2006.

2 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at February 28, 2007 and May 31, 2006.



NOTE 5 - Income Taxes:
         ____________

     The effective tax rate for the three and nine months ended February
28, 2007 of 32.3% and 31.6%, respectively, has decreased from the full-year fiscal 2006 effective tax rate of 35.0%. The decrease is primarily due to a European tax agreement entered into during the three months ended November 30, 2006 and the retroactive reinstatement of the U.S. research and development tax credit signed into law in December 2006 as part of the Tax Relief and Healthcare Act of 2006. The Company recorded a retroactive benefit for both the European tax agreement and the U.S. research and development tax credit during the nine months ended February 28, 2007.


NOTE 6 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended         Nine Months Ended
                                                 February 28,              February 28,
                                            _____________________       __________________

                                              2007        2006           2007       2006
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $350.8      $325.8       $1,053.6   $1,059.2

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                       3.0        22.6           42.0      (20.7)
  Changes due to cash flow hedging
      instruments:
    Net gain (loss) on hedge derivatives       (8.1)       (4.3)         (27.1)      93.1
    Reclassification to net income of
      previously deferred (gains) and losses
      related to hedge derivative instruments   8.5       (17.4)           9.5      (18.1)
                                             _______     _______      _________  _________

  Other comprehensive income                    3.4         0.9           24.4       54.3
                                             _______     _______      _________  _________
Total comprehensive income                   $354.2      $326.7       $1,078.0   $1,113.5
                                             =======     =======      =========  =========





NOTE 7 - Stock-Based Compensation
         ________________________


     In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The 1990 Plan provides for the issuance of up to 132 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, stock bonuses and the issuance and sale of restricted stock. The exercise price for non-statutory stock options, stock appreciation rights and the grant price of restricted stock may not be less than 75% of the market price of the underlying shares on the date of grant. The exercise price for incentive stock options may not be less than the market price of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. The committee has granted substantially all stock options and restricted stock at 100% of the market price on the date of grant. Substantially all grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.

     In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans ("ESPPs"). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the ending of the offering period. In each of the nine months ended February 28, 2007 and 2006, employees purchased 0.4 million shares.

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

     The following table summarizes the effects of applying FAS 123R during the three and nine months ended February 28, 2007. The resulting stock-based compensation expense primarily relates to stock options.

                                            Three Months Ended        Nine Months Ended
                                            February 28, 2007         February 28, 2007
                                           ___________________       ___________________

                                                (in millions, except per share data)

Addition to selling and administrative
     expense                                     $ 26.0                    $114.9
Reduction to income tax expense                    (8.2)                    (36.8)
                                                ________                  ________
Reduction to net income1                         $ 17.8                    $ 78.1
                                                ========                  ========


Reduction to earnings per share:
  Basic                                          $ 0.04                    $ 0.15
  Diluted                                        $ 0.04                    $ 0.15


1 In accordance with FAS 123R, stock-based compensation expense reported during the three and nine months ended February 28, 2007, includes $0.3 million, net of tax, no effect per diluted share, and $23.9 million, net of tax, or $0.04 per diluted share, respectively, of accelerated stock-based compensation expense recorded for employees eligible for accelerated stock option vesting upon retirement. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.


     As of February 28, 2007, the Company had $157.4 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.4 years.

     The Company has adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, the Company's Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2007 include (1) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") and (2) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

     Prior to the adoption of FAS 123R, the Company used the intrinsic value method to account for stock options and ESPP shares in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
Issued to Employees" as permitted by FAS 123. If the Company had instead accounted for stock options and ESPP shares issued to employees using the fair value method prescribed by FAS 123 during the three and nine months ended February 28, 2006, the Company's pro forma net income and pro forma earnings per share would have been reported as follows:


                                                Three Months Ended       Nine Months Ended
                                                 February 28, 2006       February 28, 2006
                                               ____________________      __________________


                                                    (in millions, except per share data)

Net income as reported                                $325.8                 $1,059.2

Add:  Stock option expense included
  in reported net income, net of tax                     0.1                      0.2
Deduct:  Total stock option and ESPP
  expense under fair value based method for all
  awards, net of tax1                                  (20.6)                   (59.1)
                                                      _______                _________

Pro forma net income                                  $305.3                 $1,000.3
                                                      =======                =========
Earnings per share:
  Basic - as reported                                 $ 0.63                   $ 2.04
  Basic - pro forma                                     0.59                     1.93
  Diluted - as reported                                 0.62                     2.00
  Diluted - pro forma                                   0.58                     1.89


1 Accelerated stock-based compensation expense for options subject to accelerated vesting due to employee retirement is not included in the pro forma figures shown above for the three and nine months ended February
28, 2006. This disclosure reflects the expense of such options ratably over the stated vesting period or upon actual employee retirement. Had the Company recognized the fair value for such stock options on an accelerated basis in this pro forma disclosure, the Company would have recognized less stock-based compensation expense of $1.2 million, net of tax, no effect per diluted share, for the three months ended February 28, 2006 and additional stock-based compensation expense of $18.3 million, net of tax, or $0.04 per diluted share for the nine months ended February 28, 2006.


     The weighted average fair value per share of the options granted during the nine months ended February 28, 2007 and 2006 as computed using the Black-Scholes pricing model was $8.79 and $9.68, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                               Nine Months Ended
                                                   February 28,
                                               ____________________

                                                 2007        2006
                                                 ____        ____

Dividend yield                                   1.6%        1.0%
Expected volatility                             18.7%       20.7%
Weighted-average expected life (in years)        5.0         4.5
Risk-free interest rate                          5.0%        4.0%



     Expected volatility is estimated based on the implied volatility in market traded options on the Company's common stock with a term greater than one year, along with other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.

     The following summarizes the Company's stock option transactions during the nine months ended February 28, 2007:

                                                                  Weighted
                                                     Weighted      Average
                                                      Average    Contractual   Aggregate
                                                     Exercise       Life       Intrinsic
                                          Shares       Price      Remaining      Value
                                       __________   __________   __________    _________
                                      (in millions)              (in years)  (in millions)

Options outstanding May 31, 2006          40.4       $  32.31
   Exercised                              (9.6)         27.30
   Forfeited                              (1.4)         36.97
   Granted                                11.6          39.51
                                       __________

Options outstanding February 28, 2007     41.0       $  35.35        7.4        $  692.5
                                       ==========    =========   ==========    =========
Options exercisable February 28, 2007     16.2       $  29.36        5.7        $  369.1
                                       ==========    =========   ==========    =========


     The aggregate intrinsic value in the table above was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the nine months ended February 28, 2007 and 2006 was $177.9 million and $128.9 million, respectively.

     The following table summarizes the Company's total stock-based compensation expense:

                                                Three Months Ended        Nine Months Ended
                                                 February 28, 2007        February 28, 2007
                                               ____________________      __________________
                                                                (in millions)

       Stock options                                $24.5                      $109.9
       ESPPs                                          1.5                         5.0
       Restricted stock1                              1.4                         4.2
                                                    ______                     _______

       Total stock-based compensation expense       $27.4                      $119.1
                                                    ======                     =======

1 The expense related to restricted stock awards was included in selling and administrative expense in prior years and was not affected by the adoption of FAS 123R.


NOTE 8 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 9.2 million and 11.2 million shares of common stock were outstanding for the three months ended February 28, 2007 and 2006, respectively, and 10.2 million and 11.2 million shares of common stock were outstanding for the nine months ended February 28, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended             Nine Months Ended
                                       February 28,                    February 28,
                                  _____________________            ___________________

                                    2007         2006               2007         2006
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    504.5        517.8              504.1        519.3
   Assumed conversion of
     dilutive stock options
     and awards                       6.3          9.1                5.5          9.8
                                   _______      _______            _______      _______

Diluted weighted average common
   shares outstanding               510.8        526.9              509.6        529.1
                                   =======      =======            =======      =======

Basic earnings per common share1   $ 0.69       $ 0.63             $ 2.09       $ 2.04
                                   =======      =======            =======      =======

Diluted earnings per common share1 $ 0.68       $ 0.62             $ 2.07       $ 2.00
                                   =======      =======            =======      =======

1  Basic and diluted earnings per common share for the three months ended February 28, 2007 do not recalculate due to rounding.



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

                                       Three Months Ended     Nine Months Ended
                                           February 28,          February 28,
                                       __________________      _________________

                                         2007        2006        2007       2006
                                        _____       _____       _____      _____

                                                     (in millions)

Net Revenue
  U.S.                                $1,477.0    $1,442.8    $4,496.9   $4,258.8
  EUROPE, MIDDLE EAST, AFRICA          1,124.8       980.1     3,431.9    3,175.0
  ASIA PACIFIC                           589.9       532.3     1,686.5    1,495.2
  AMERICAS                               212.5       203.1       717.5      668.9
  OTHER                                  522.7       454.5     1,609.9    1,351.6
                                      _________   _________  __________ __________
                                      $3,926.9    $3,612.8   $11,942.7  $10,949.5
                                      =========   =========  ========== ==========

Pre-tax Income
  U.S.                                $  280.2    $  286.2    $  885.1   $  897.1
  EUROPE, MIDDLE EAST, AFRICA            246.5       208.7       707.8      733.1
  ASIA PACIFIC                           126.4       119.6       365.2      326.2
  AMERICAS                                40.7        38.5       148.9      140.5
  OTHER                                   68.4        44.6       210.6      107.6
  CORPORATE                             (244.2)     (191.0)     (776.5)    (574.1)
                                      _________   _________   _________  _________
                                      $  518.0    $  506.6    $1,541.1   $1,630.4
                                      =========   =========   =========  =========

                                       Feb. 28,    May 31,
                                         2007       2006
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  842.3    $  717.2
  EUROPE, MIDDLE EAST, AFRICA            721.6       716.3
  ASIA PACIFIC                           306.0       319.7
  AMERICAS                               188.4       174.5
  OTHER                                  392.3       410.0
  CORPORATE                               81.4        58.2
                                      _________   _________
                                      $2,532.0    $2,395.9
                                      =========   =========

Inventories
  U.S.                                $  771.3    $  725.9
  EUROPE, MIDDLE EAST, AFRICA            561.4       590.1
  ASIA PACIFIC                           236.5       238.3
  AMERICAS                               131.0       147.6
  OTHER                                  409.5       330.5
  CORPORATE                               58.1        44.3
                                      _________   _________
                                      $2,167.8    $2,076.7
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  220.5    $  219.3
  EUROPE, MIDDLE EAST, AFRICA            302.2       266.6
  ASIA PACIFIC                           328.8       354.8
  AMERICAS                                16.1        17.0
  OTHER                                  100.5        98.2
  CORPORATE                              686.5       701.8
                                      _________   _________
                                      $1,654.6    $1,657.7
                                      =========   =========


NOTE 10 - Commitments and Contingencies:
         _____________________________

     At February 28, 2007, the Company had letters of credit outstanding totaling $142.2 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the third quarter of fiscal 2007, revenues grew 9% to $3.9 billion, net income grew 8% to $350.8 million and we delivered diluted earnings per share of $0.68, a 10% increase versus the third quarter of fiscal 2006. Included in our third quarter results is an after-tax charge of $17.8 million, or approximately $0.04 per diluted share, related to stock-based compensation expense now recognized in accordance with Statement of Financial Accounting Standard ("SFAS") No. 123R "Share-Based Payment" ("FAS 123R"), which we adopted during the first quarter of fiscal 2007.

     Third quarter results were positively affected by a reduction in our effective tax rate of 340 basis points as compared to the third quarter of fiscal 2006, primarily as a result of the European tax agreement the Company finalized in the second quarter of fiscal 2007 as well as the retroactive reinstatement of the U.S. research and development tax credit signed into law in December 2006. Net income for the quarter was reduced by higher operating overhead expenses versus the same period in the prior year, which was attributable to higher investments in growth drivers such as emerging markets, non-Nike brands and owned retail, as well as normal wage inflation and performance based compensation. Our earnings per share for the quarter grew at a higher rate than net income given lower outstanding shares due to repurchases made under our share repurchase program.


Results of Operations


                                         Three Months Ended             Nine Months Ended
                                             February 28,                   February 28,
                                         ___________________            __________________
                                                             %                           %
                                       2007      2006      change    2007      2006    change
                                      ______    ______    ________  ______    ______  ________

                                            (dollars in millions, except per share data)

Revenues                             $3,926.9   $3,612.8      9%  $11,942.7 $10,949.5     9%

Cost of sales                         2,191.7    2,038.7      8%    6,701.2   6,115.9    10%

Gross margin                          1,735.2    1,574.1     10%    5,241.5   4,833.6     8%
  Gross margin %                         44.2%      43.6%              43.9%     44.1%

Selling and administrative            1,243.3    1,086.6     14%    3,756.7   3,245.7    16%
  % of revenue                           31.7%      30.1%              31.5%     29.6%

Income before income taxes              518.0      506.6      2%    1,541.1   1,630.4    -5%

Net income                              350.8      325.8      8%    1,053.6   1,059.2    -1%

Diluted earnings per share               0.68       0.62     10%       2.07      2.00     4%


     Reconciliation of Net Income and Diluted Earnings Per Share ("EPS") Excluding Stock-Based Compensation Expense



                                           Three Months Ended             Nine Months Ended
                                               February 28,                   February 28,
                                           ___________________            __________________
                                                               %                           %
                                         2007      2006      change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                             (dollars in millions, except per share data)

       Net income, as reported          $350.8      $325.8      8%   $1,053.6  $1,059.2   -1%
      Stock-based compensation expense1,
         net of tax of $8.2 and $36.8     17.8         --                78.1      --
                                        _______    ________          ________  ________

       Net income, excluding stock-
         based compensation expense2    $368.6      $325.8     13%   $1,131.7  $1,059.2    7%

       Diluted EPS, as reported        $  0.68     $  0.62     10%     $ 2.07   $  2.00    4%
       Diluted EPS, excluding stock-
         based compensation expense    $  0.72     $  0.62     16%     $ 2.22   $  2.00   11%

      1 This charge relates to stock-based compensation associated with stock options and Employee Stock Purchase Plan ("ESPP") shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS
        123R on June 1, 2006 using the modified prospective transition method.
        While this expense was not reflected in our results of operations for the third quarter and first nine months of fiscal 2006, it will continue to be reflected in future accounting periods.

      2 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends by presenting our results for the third quarter and year-to-date period of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the comparable prior year periods.




    Consolidated Operating Results

    Revenues


                                           Three Months Ended               Nine Months Ended
                                               February 28,                   February 28,
                                           ___________________            __________________
                                                               %                           %
                                         2007      2006      change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

     Revenues                          $3,926.9  $3,612.8     9%    $11,942.7  $10,949.5   9%


     On a consolidated basis, changes in foreign currency exchange rates increased revenues by 3 percentage points for the third quarter, and 2 percentage points for the first nine months of fiscal 2007. Strong demand for NIKE brand products continued to drive revenue growth for the quarter and year-to-date period, as all four of our geographic regions and, on a consolidated basis, all three of our product business units continued to deliver revenue growth. Excluding the effects of changes in currency exchange rates, our international regions contributed 3 percentage points to the consolidated revenue growth for both the quarter and year-to-date periods.
Our Other businesses, comprised primarily of results from Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey, Inc., and NIKE Golf contributed 2 percentage points of the consolidated constant-currency revenue growth for both the quarter and year-to-date period and the US Region contributed the balance of revenue growth.

     By product group, our worldwide equipment and apparel businesses reported revenue growth of 13% and 9% for the third quarter, respectively, and combined, added $113 million of incremental revenue. Footwear grew 7% and contributed $133 million of incremental revenue for the quarter. For the first nine months of fiscal 2007, our worldwide apparel and equipment businesses contributed $391 million of incremental revenue, while footwear contributed $344 million of incremental revenue.


    Gross Margin


                                         Three Months Ended               Nine Months Ended
                                             February 28,                   February 28,
                                         ___________________            __________________
                                                             %                            %
                                       2007      2006    change      2007      2006    change
                                      ______    ______   _______    ______    ______  _______

                                                      (dollars in millions)

    Gross margin                   $1,735.2   $1,574.1    10%     $5,241.5   $4,833.6     8%
    Gross margin %                     44.2%      43.6%   60 bps      43.9%      44.1%  -20 bps


For the third quarter of fiscal 2007, the increase in gross margins versus the prior year quarter was attributable to improved gross margins in our Other businesses, driven primarily by Converse, favorable hedge results in the EMEA and Asia Pacific regions, and better inventory management in our Asia Pacific region, offset by sales discounts combined with a higher closeout mix in the U.S. region.

For the year-to-date period, the primary factors contributing to the decrease in gross margin percentage versus the prior year were as follows:

     (1) Lower footwear net pricing margins due to sales discounts, combined with a higher closeout mix, primarily in the EMEA and U.S. regions; offset by

     (2) Improved gross margins in our Other businesses, driven primarily by the growth in Converse's international licensing business, partially offset by the expected effects of the transition in Exeter's business model from licensing to wholesale;

     (3) Favorable hedge results relative to the same period in the prior year, primarily in the EMEA and Asia Pacific regions; and

     (4) Lower obsolescence costs due to better inventory management, most notably in our Asia Pacific region.


    Selling and Administrative Expense


                                         Three Months Ended              Nine Months Ended
                                             February 28,                   February 28,
                                         ___________________            __________________
                                                             %                           %
                                       2007      2006      change    2007      2006    change
                                      ______    ______    ________  ______    ______  _______

                                                      (dollars in millions)

  Operating overhead expense, excluding
    stock-based compensation expense1 $  749.5   $  658.3   14%    $2,192.5    $2,018.8    9%
  Stock-based compensation expense2       26.0        --              114.9         --
                                       _______    ________        _________    ________
  Operating overhead expense, as
    reported                             775.5      658.3   18%    2,307.4     2,018.8    14%

  Demand creation expense3               467.8      428.3    9%    1,449.3     1,226.9    18%
                                      ________   _________        _________   _________
        Selling and administrative
          expense                     $1,243.3   $1,086.6   14%   $3,756.7    $3,245.7    16%
          % of revenues                   31.7%     30.1%  160 bps    31.5%       29.6%  190 bps


    1 This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding this identifiable expense by presenting our results for the third quarter and first nine months of fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the comparable prior year periods.

    2 This charge relates to stock-based compensation associated with stock options and ESPP shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS 123R on June 1, 2006 using the modified prospective transition method. While this expense was not reflected in our results of operations for the third quarter and first nine months of fiscal 2006, it will continue to be reflected in future accounting periods.

    3 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.




     In the third quarter and year-to-date period, on a constant-currency basis, demand creation expense increased 6% and 16%, respectively, versus the same periods in the prior year. The increase was primarily attributable to higher spending on advertising and brand events, most notably the Force Basketball and Just Do It campaigns during the third quarter, combined with investments in the global World Cup, NIKE Air (registered), NIKE Pro, LeBron, American Football, and NIKE+ campaigns over the nine-month period. For the full fiscal year 2007, growth in demand creation expense is expected to be more in line with our revenue growth.

     Excluding stock-based compensation expense, on a constant-currency basis, operating overhead increased 11% for the quarter and 7% for the year-to-date period. The increase in operating overhead was attributable to the timing of expenditures during the third quarter, and investments in growth drivers such as emerging markets, non-Nike brands and owned retail, as well as normal wage inflation and performance based compensation during both the third quarter and year-to-date period.


    Other Income, net


                                           Three Months Ended             Nine Months Ended
                                               February 28,                  February 28,
                                           ___________________            __________________
                                                                %                          %
                                         2007      2006      change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                                         (dollars in millions)

     Other income, net                  $10.3     $ 10.7      -4%     $ 13.3   $ 22.0    -40%



     Other income, net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. For the third quarter of fiscal 2007, Other income, net was primarily comprised of a $14.7 million gain on the sale of our Oregon footwear distribution center, partially offset by foreign currency hedge losses. In the prior year quarter, foreign currency hedge gains were the most significant component of Other income, net.

     The decrease in Other income, net for the first nine months of fiscal 2007 compared to the prior year was primarily the result of foreign currency hedge losses in fiscal 2007, compared to foreign currency hedge gains in fiscal 2006. The foreign currency hedge losses recognized in the first nine months of fiscal 2007 were more than offset by the $14.2 million benefit from the settlement of the Converse arbitration during the first quarter and the $14.7 million gain on the sale of the Oregon footwear distribution center discussed above. For our segment reporting, foreign currency hedge gains and losses are reflected in the Corporate line, the gain on the sale of the Oregon footwear distribution center is reflected in the U.S. line, and the Converse arbitration settlement is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 - Operating Segments).


    Income Taxes


                                         Three Months Ended             Nine Months Ended
                                             February 28,                  February 28,
                                         ___________________            __________________
                                                             %                           %
                                       2007      2006      change    2007      2006    change
                                      ______    ______    ________  ______    ______  _______

     Effective tax rate                32.3%     35.7%    -340 bps   31.6%     35.0%   -340 bps


As disclosed in the second quarter, we finalized a European tax agreement that is effective for fiscal years 2006 through 2015. This agreement, combined with the retroactive reinstatement of the U.S. research and development tax credit in December 2006, favorably impacted our third quarter and year-to-date effective tax rates. We estimate that our full year effective tax rate will be consistent with the effective tax rate for the third quarter.


    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from March through July 2007, were 9% higher than such orders reported for the comparable period of fiscal 2006. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 1 percentage point to futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, U.S. licensed team apparel, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

    Operating Segments

     The breakdown of revenues is as follows:

                                 Three Months Ended             Nine Months Ended
                                     February 28,                  February 28,
                                 ___________________           ____________________
                                                      %                           %
                                 2007       2006    change     2007      2006    change
                                ______     ______  _______    ______    ______   ______

                                              (dollars in millions)
U.S. REGION

   FOOTWEAR                    $1,027.9  $1,005.9      2%   $2,986.4   $2,838.5     5%
   APPAREL                        371.3     366.6      1%    1,278.2    1,195.9     7%
   EQUIPMENT                       77.8      70.3     11%      232.3      224.4     4%
                               ________  ________           ________   ________
     TOTAL U.S.                 1,477.0   1,442.8      2%    4,496.9    4,258.8     6%

EMEA REGION

   FOOTWEAR                       630.0     563.8     12%    1,850.9    1,782.1     4%
   APPAREL                        413.2     347.1     19%    1,321.2    1,161.9    14%
   EQUIPMENT                       81.6      69.2     18%      259.8      231.0    12%
                               ________  ________           ________   ________
     TOTAL EMEA                 1,124.8     980.1     15%    3,431.9    3,175.0     8%

ASIA PACIFIC REGION

   FOOTWEAR                       319.4     284.1     12%      862.8      766.9    13%
   APPAREL                        217.4     199.0      9%      668.9      590.1    13%
   EQUIPMENT                       53.1      49.2      8%      154.8      138.2    12%
                               ________  ________           ________   ________
     TOTAL ASIA PACIFIC           589.9     532.3     11%    1,686.5    1,495.2    13%

AMERICAS REGION

   FOOTWEAR                       152.8     143.7      6%      510.2      478.7     7%
   APPAREL                         42.3      44.4     -5%      149.2      140.5     6%
   EQUIPMENT                       17.4      15.0     16%       58.1       49.7    17%
                               ________  ________           ________   ________
     TOTAL AMERICAS               212.5     203.1      5%      717.5      668.9     7%

                               ________  ________           ________   ________
                                3,404.2   3,158.3      8%   10,332.8    9,597.9     8%

OTHER                             522.7     454.5     15%    1,609.9    1,351.6    19%

                               ________  ________          _________  _________
TOTAL REVENUES                 $3,926.9  $3,612.8      9%  $11,942.7  $10,949.5     9%
                               ========  ========          =========  =========


     The breakdown of income before income taxes ("pre-tax income") follows:



                                       Three Months Ended             Nine Months Ended
                                           February 28,                  February 28,
                                      ___________________             __________________
                                                           %                           %
                                     2007      2006      change    2007      2006    change
                                    ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)

U.S. Region                       $ 280.2     $ 286.2      -2%    $ 885.1     $ 897.1    -1%
EMEA Region                         246.5       208.7      18%      707.8       733.1    -3%
Asia Pacific Region                 126.4       119.6       6%      365.2       326.2    12%
Americas Region                      40.7        38.5       6%      148.9       140.5     6%
Other                                68.4        44.6      53%      210.6       107.6    96%
Corporate                          (244.2)     (191.0)    -28%     (776.5)     (574.1)  -35%
                                  ________    ________           _________   _________
Total pre-tax income              $ 518.0     $ 506.6       2%   $1,541.1    $1,630.4    -5%


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

     U.S. Region




                                      Three Months Ended             Nine Months Ended
                                          February 28,                   February 28,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
   Revenues

      Footwear                  $1,027.9   $1,005.9       2%    $2,986.4   $2,838.5   5%
      Apparel                      371.3      366.6       1%     1,278.2    1,195.9   7%
      Equipment                     77.8       70.3      11%       232.3      224.4   4%
                                _________  _________            _________  _________
          Total revenues        $1,477.0   $1,442.8       2%    $4,496.9   $4,258.8   6%

   Pre-tax income               $  280.2   $  286.2      -2%    $  885.1   $  897.1  -1%


     For the third quarter, the increase in U.S. footwear revenue was attributable to mid-single digit growth in unit sales, partially offset by a decrease in the average selling price per pair. The growth in unit sales was driven by higher demand for our NIKE brand sport culture products, including boys and girls sport culture, men's sport performance, most notably running due to the growth of our Nike+ performance product, and Brand Jordan products. The decrease in average selling price per pair compared to the prior year was the result of a change in mix in sport culture, as we continue to expand our product offering, and a higher mix of off-price product compared to the prior year, combined with growth in lower priced kids' product. For the year-to-date period, U.S. footwear revenue growth reflected an increase in both unit sales and average selling price per pair, driven by higher demand for our NIKE brand sport culture, running, and Brand Jordan products.

     The growth in U.S. apparel revenues for the third quarter reflected stable pricing combined with an increase in unit sales, driven by growth in Brand Jordan products. For the year-to-date period, U.S. apparel revenue growth was attributable to higher unit sales, most notably NIKE brand sport performance apparel, combined with an improvement in average selling prices, driven by team and licensed apparel and Brand Jordan products.

     Pre-tax income for the U.S. region was down slightly for the third quarter and year-to-date period, versus the comparable prior year periods, as higher selling and administrative expenses and lower gross margins offset the growth in revenues. For the quarter, the gross margin decline was primarily attributable to sales discounts combined with a higher level of closeouts than the prior year quarter.

     For the year-to-date period, lower gross margins resulted from additional logistics costs incurred to meet footwear unit demand, increasing footwear product costs, and higher sales incentives. Selling and administrative expenses increased for the quarter and first nine months of the fiscal year as a result of higher demand creation spending around the Force Basketball campaign during the third quarter, combined with increased spend around the World Cup, Nike Air (registered), LeBron, American Football and Nike+ campaigns in the first six months of fiscal 2007. The growth in demand creation spend versus the comparable prior year periods is also a function of the difference in timing of major advertising campaigns during fiscal 2007 versus fiscal 2006. Operating overhead increased during the third quarter and year-to-date period due primarily to normal wage inflation, performance-based compensation and higher headcount due to retail growth.


     EMEA Region



                                      Three Months Ended             Nine Months Ended
                                          February 28,                   February 28,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                  $  630.0   $  563.8      12%   $1,850.9   $1,782.1     4%
       Apparel                      413.2      347.1      19%    1,321.2    1,161.9    14%
       Equipment                     81.6       69.2      18%      259.8      231.0    12%
                                 _________  _________           _________  _________
           Total revenues         $1,124.8   $  980.1      15%   $3,431.9   $3,175.0     8%

     Pre-tax income              $  246.5   $  208.7      18%   $  707.8   $  733.1    -3%


     For the EMEA region, which includes Europe, Middle East and Africa, changes in currency exchange rates contributed 9 percentage points and 5 percentage points of the revenue growth for the third quarter and first nine months of fiscal 2007, respectively. Excluding changes in currency exchange rates, all markets within the region, with the exception of the U.K. and France, increased revenues during the quarter and year-to-date period. The emerging markets in the region grew over 30% for both the quarter and year-to-date period, driven by strong results in Russia, South Africa and Turkey. Increases in Northern Europe, Italy and Spain also contributed significantly to the revenue growth in both the third quarter and year-to-date period.

     Excluding changes in exchange rates, footwear revenues increased 4 percentage points during the third quarter and decreased 1 percentage point for the first nine months of fiscal 2007 compared to the same periods in the prior year. The increase in the third quarter was primarily driven by increased unit sales of sport culture products. For the first nine months of fiscal 2007, the slight decrease in footwear revenues was attributable to decreased unit sales, resulting from the challenging retail environment in the U.K. and France, partially offset by increased demand for sport culture products across the rest of the region.

     The increase in EMEA apparel revenue during the third quarter and first nine months of fiscal 2007 was attributable to increased unit sales of NIKE brand apparel, primarily sport culture, soccer and sport performance products.

     The increase in EMEA pre-tax income for the third quarter of fiscal 2007 compared to the same period in the prior year reflected higher unit sales, stable gross margins and a decrease in demand creation spending combined with favorable foreign currency translation, partially offset by an increase in operating overhead. The decline in EMEA pre-tax income for the first nine months of fiscal 2007 reflected a lower gross margin percentage and higher selling and administrative expenses, which more than offset the increase in revenues and favorable foreign currency translation compared to the prior year period. The lower gross margin percentage for the year-to-date period was attributable to lower in-line net pricing margins in footwear combined with an increase in warehousing costs. The lower in-line net pricing margins in footwear were attributable to sales discounts, particularly in the U.K. and France, and a shift in product mix, combined with strategies to improve consumer value.

     Excluding changes in foreign currency exchange rates, selling and administrative expenses for the third quarter and first nine months of 2007 were higher than the corresponding periods in the prior year. Operating overhead expense was higher in the third quarter and year-to-date period due primarily to expected annual increases in wages and benefits, and higher samples cost. For the first nine months of fiscal 2007, the increase in demand creation spending versus the prior year was primarily due to investments in the World Cup, Nike Air (registered), Nike Pro and Nike+ campaigns.


     Asia Pacific Region



                                      Three Months Ended              Nine Months Ended
                                          February 28,                   February 28,
                                      ___________________            __________________
                                                          %                            %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                $  319.4    $  284.1     12%    $   862.8   $  766.9    13%
       Apparel                    217.4       199.0      9%        668.9      590.1    13%
       Equipment                   53.1        49.2      8%        154.8      138.2    12%
                               _________   _________           __________  _________
           Total revenues      $  589.9    $  532.3     11%    $ 1,686.5   $1,495.2    13%

     Pre-tax income            $  126.4    $  119.6      6%    $   365.2   $  326.2    12%


     In the Asia Pacific region, changes in currency exchange rates contributed 3 percentage points and 1 percentage point of revenue growth for the third quarter and year-to-date period, respectively. The majority of countries within the region reported double-digit sales increases for both the quarter and year-to-date period. China continues to be the primary driver of growth within the region, as revenues increased 20% for the quarter and 27% for the year-to-date period on a constant currency basis due to expansion in both the number of stores selling Nike product and the sales through existing doors. While revenue growth in the Asia Pacific region was strong, revenue in Japan decreased 3% for the quarter and remained flat year-to-date. Despite sustained softness in this market, we are starting to see positive signs, including higher gross margins, improvements in sell through at retail and improving futures order trends.

     Footwear revenue growth for both the quarter and first nine months of fiscal 2007 reflected increased unit sales, most notably in China and Korea, partially offset by lower average selling prices, which primarily resulted from strategies to improve consumer value in Japan combined with a change in the mix of products sold across the region. The increase in apparel revenue for both the quarter and year-to-date period was also primarily driven by increased demand in China and Korea.

     The increase in pre-tax income in the third quarter and first nine months of fiscal 2007 was driven by higher revenues, improved gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses. The gross margin improvement for the quarter and first nine months of the fiscal year was primarily driven by better inventory management, improved year-over-year hedge rates and reduced warehousing costs. The improvement in margins was partially offset by higher sales incentives combined with efforts to improve consumer value, most notably in Japan. The increase in selling and administrative expenses during the third quarter and the first nine months of fiscal 2007 was primarily attributable to demand creation investments. In the third quarter, the increase was driven primarily by the Just Do It and Force Basketball campaigns. For the first nine months of fiscal 2007 the increase was driven by the third quarter events noted above, as well as demand creation investments in the LeBron campaign, the Just Do It campaign in China, the launch of Nike+ in Japan and increased spend around the World Cup. Overall business growth across the region, combined with retail expansion in China also contributed to an increase in operating overhead expenses.


     Americas Region



                                      Three Months Ended              Nine Months Ended
                                          February 28,                   February 28,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
     Revenues

       Footwear                $  152.8   $  143.7        6%    $  510.2  $  478.7     7%
       Apparel                     42.3       44.4       -5%       149.2     140.5     6%
       Equipment                   17.4       15.0       16%        58.1      49.7    17%
                               _________  _________             _________ _________
           Total revenues       $  212.5   $  203.1        5%    $  717.5  $  668.9     7%

     Pre-tax income            $   40.7   $   38.5        6%    $  148.9  $  140.5     6%


     In the Americas region, changes in currency exchange rates did not have a significant impact on reported revenue growth for the third quarter and contributed 1 percentage point of revenue growth for the first nine months of fiscal 2007. Excluding the changes in foreign currency exchange rates, double-digit revenue growth in most markets within the region during the third quarter and year-to-date period more than offset softer results in Brazil.

     The increase in pre-tax income for both the third quarter and first nine months of fiscal 2007 versus the comparable prior year periods, was primarily attributable to higher revenues and improved gross margins. These factors were partially offset by higher selling and administrative expenses for both the quarter and year-to-date period.


Other Businesses



                                      Three Months Ended              Nine Months Ended
                                          February 28,                   February 28,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change     2007      2006    change
                                   ______    ______    ________   ______    ______  _______

                                                    (dollars in millions)

   Revenues                      $  522.7    $  454.5     15%   $1,609.9  $1,351.6     19%

   Pre-tax income                    68.4        44.6     53%      210.6     107.6     96%


     The increase in Other business revenues for the third quarter was driven by higher revenues at NIKE Golf, Converse and Hurley, while year-to-date revenue growth was driven by higher revenues across all businesses, most notably NIKE Golf, Converse, NIKE Bauer Hockey and Exeter Brands Group.

     During the third quarter and year-to-date period, growth at NIKE Golf and NIKE Bauer Hockey, most notably during the first six months of fiscal 2007, combined with improved profitability at Converse, driven by increased revenues in the United States and internationally, contributed to the increase in pre-tax income versus the same periods in the prior year. As previously discussed, the year-to-date results include the benefit from the $14.2 million favorable settlement of the arbitration ruling involving Converse and a former South American licensee.

Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $914.8 million for the first nine months of fiscal 2007, compared to $953.1 million for the first nine months of fiscal 2006. Our primary source of operating cash flow for the first nine months of 2007 was net income of $1,053.6 million offset by investments in working capital to support growth in the business. The increased investment in working capital during the first nine months of fiscal 2007 was largely due to a decrease in accounts payable and corresponding increase in inventory related to the timing of payments and inventory receipts versus the same period in the prior year.

     Cash provided by investing activities was $778.0 million for the first nine months of fiscal 2007, compared to cash used in investing activities of $355.9 million for the first nine months of fiscal 2006. The increase over fiscal 2006 was primarily due to higher net maturities of short-term investments (maturities net of purchases) as we liquidated short-term investments for share repurchases.

     Cash used in financing activities was $794.7 million for the first nine months of fiscal 2007, compared to $521.0 million used in the first nine months of fiscal 2006. The increase over fiscal 2006 was primarily due to the $250 million repayment of corporate bonds, combined with an increase in share repurchases, as discussed below.

     In the third quarter of fiscal 2007, we purchased 1.8 million shares of NIKE's Class B common stock for $91.3 million, bringing total purchases for the first nine months of fiscal 2007 to 16.8 million shares at a cost of $694.0 million. In the first quarter of fiscal 2007, we repurchased 12 million shares, of which 4 million shares completed the previous four-year, $1.5 million share repurchase program approved by the Board of Directors in June 2004. As of the end of the third quarter of fiscal 2007, we have now repurchased 12.8 million shares for $531.4 million under the new $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the third quarter of fiscal 2007 were $0.185, compared to $0.155 in the third quarter of fiscal 2006.

Contractual Obligations

     As a result of renewals of and additions to outstanding endorsement contracts, the cash payments due under our endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2006.

Endorsement contract obligations as of the date of this filing are as follows:

                                        Cash Payments Due During the Fiscal Year Ending
                                                      May 31,
                                    _______________________________________________

                             Remaining
Description of Commitment      2007    2008    2009    2010    2011    Thereafter    Total
__________________________    ______  ______  ______  ______  ______   __________   _______
                                                   (in millions)

  Endorsement Contracts      $ 109.0   462.4   418.0   337.3   275.7     886.7     $2,489.1


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

Capital Resources

     On December 1, 2006, the Company entered into a $1 billion multi-year credit facility that replaces the Company's previous $750 million facility. The new revolving credit facility has similar terms to the previous facility and matures in December 2011, with a one year extension option prior to each of the first anniversary and second anniversary of the closing date, for a total extension of two years. No amounts were outstanding under these facilities at May 31, 2006 or February 28, 2007.

     On January 12, 2007, one of the Company's Japanese subsidiaries entered into a 3 billion Yen (approximately $25.6 million) loan facility that replaces certain intercompany borrowings. The interest rate on the facility is based on the six-month Japanese Yen London Interbank Offer Rate (JPY LIBOR) plus a spread, currently 0.805%. The facility expires December 31, 2007 unless both parties agree to an extension.

     On February 14, 2007, the Company's same Japanese subsidiary entered into a 5 billion Yen (approximately $41.5 million) term loan maturing February 14, 2012 that replaces certain intercompany borrowings. The interest rate on the loan is 1.52125% and interest is paid semi-annually.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at February 28, 2007 or May 31, 2006. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2006, will be sufficient to meet our operating and capital needs in the foreseeable future.


Recently Issued Accounting Standards

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We are currently evaluating the impact of the provisions of FIN 48.

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

     In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)" ("EITF 06-3"). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 is effective for the fourth quarter ending May 31, 2007; however, since we present revenues net of any taxes collected from customers, no additional disclosures will be required.

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. We have evaluated the provisions of SAB 108 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.


Critical Accounting Policies


     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America . The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

     Stock-based Compensation

     As of the first quarter of fiscal 2007, we account for stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes fair value model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Expected volatility is estimated based on implied volatility in market traded options on our common stock with a term greater than one year, along with other factors. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2006.

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

     We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2007.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


               Special Note Regarding Forward-Looking Statements
                             and Analyst Reports

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2007. In June 2006, our Board of Directors approved a new four-year $3.0 billion share repurchase program. During the first quarter ended August 31, 2006, we completed the previous $1.5 billion share repurchase program authorized by the Board of Directors in June 2004.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

December 1 - 31, 2006      551,200     $ 48.93          551,200              $2,532.9
January 1 - 31, 2007       570,000     $ 49.14          570,000              $2,504.9
February 1 - 28, 2007      692,200     $ 52.46          692,200              $2,468.6
                         _________     _______        _________

Total                    1,813,400     $ 50.35        1,813,400
                         =========     =======        =========




Item 6.   Exhibits

   (a)  EXHIBITS:

   3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

   3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company's Current Report on Form 8-K filed February 16, 2007).

   4.1  Restated Articles of Incorporation, as amended (see Exhibit
        3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

  10.1 Credit Agreement (incorporated by reference from Exhibit 4.01 to the Company's Current Report on Form 8-K filed December 6, 2006).

  10.2  Deferred Compensation Plan (incorporated by reference from
        Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 19, 2006).*

  10.3 Commercial Paper Agreement between NIKE, Inc., as Issuer and Goldman, Sachs & Co., as Dealer.

  10.4 Commercial Paper Agreement between NIKE, Inc., as Issuer and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer.

  10.5 Commercial Paper Agreement between NIKE, Inc., as Issuer and Wells Fargo Brokerage Services, LLC, as Dealer.

  10.6 Long Term Incentive Plan Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 16, 2007).*

  12.1  Computation of Ratio of Earnings to Fixed Charges.

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


DATED:  April 4, 2007