Form 10-K
period 2007-05-31
NIKE INC
filed 2007-07-27
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

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

As of November 30, 2006, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $373,096,608 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $17,199,195,520.

As of July 25, 2007, the number of shares of the Registrant’s Class A Common Stock outstanding was 117,560,234 and the number of shares of the Registrant’s Class B Common Stock outstanding was 384,548,464.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 17, 2007 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	3
	International Markets	4
	Significant Customer	5
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	International Operations and Trade	6
	Competition	8
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	8
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	43
Item 8.	Financial Statements and Supplemental Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	77
Item 9A.	Controls and Procedures	77
Item 9B.	Other Information	77

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2007 annual meeting of shareholders.)
Item 10.	Directors, Executive Officers and Corporate Governance	78
Item 11.	Executive Compensation	78
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	78
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accountant Fees and Services	78

PART IV
Item 15.	Exhibits, Financial Statement Schedules	79
	Signatures	S-1

PART I

Item 1. Business

General

NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms “we”, “us”, “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise. Our Internet address is www.nike.com. On our NIKE Corporate web site, located at www.nikebiz.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. All such filings on our NIKE Corporate web site are available free of charge. Also available on the NIKE Corporate web site are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.

Our principal business activity is the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees, in over 180 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, training, basketball, soccer, sport-inspired urban shoes, and children’s shoes are currently our top-selling product categories and we expect them to continue to lead in product sales in the near future. We also market shoes designed for tennis, golf, baseball, football, lacrosse, walking, outdoor activities, skateboarding, bicycling, volleyball, wrestling, cheerleading, aquatic activities and other athletic and recreational uses.

We sell sports apparel and accessories covering most of the above categories, sports-inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories are designed to complement our athletic footwear products, feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in “collections” of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.

We sell a line of performance equipment under the NIKE brand name, including bags, socks, sport balls, eyewear, timepieces, electronic devices, bats, gloves, protective equipment, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, cycling apparel, children’s clothing, school supplies, electronic devices, eyewear, golf accessories, and belts. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

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

Our wholly-owned subsidiary Hurley International LLC (“Hurley”), headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, youth lifestyle apparel, and accessories under the Hurley® trademark.

Our wholly-owned subsidiaries NIKE Bauer Hockey Corp. and NIKE Bauer Hockey U.S.A., Inc. (collectively, “NIKE Bauer Hockey”), headquartered in Toronto, Ontario and Greenland, New Hampshire, respectively, manufactures and distributes ice skates, skate blades, protective gear, hockey sticks, licensed and team apparel and accessories under the NIKE Bauer®, and NIKE® trademarks. NIKE Bauer® also offers a full selection of products for street and roller hockey.

Our wholly-owned subsidiary Exeter Brands Group LLC (“Exeter Brands Group”), headquartered in Beaverton, Oregon, sells athletic footwear and apparel in retail channels for value-conscious consumers, and markets licensed athletic footwear and apparel under the Starter brand name and “S” logo.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 73.

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

United States Market

In fiscal 2007, sales in the United States (including U.S. sales of Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) accounted for approximately 47 percent of total revenues, compared to 47 percent in fiscal 2006 and 46 percent in fiscal 2005. We sell to approximately 21,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2007, our three largest customers accounted for approximately 29 percent of NIKE brand sales in the United States excluding sales from NIKE Bauer Hockey and NIKE Golf, and 24 percent of total sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set time period at a fixed price. In fiscal year 2007, 94 percent of our U.S. wholesale footwear shipments (excluding Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) were made under the futures program, compared to 90 percent in fiscal 2006 and 91 percent in fiscal 2005. In fiscal 2007, 81 percent of our U.S. wholesale apparel shipments (excluding Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) were made under the futures program, compared to 69 percent in fiscal 2006, and 71 percent in fiscal 2005.

We utilize 18 NIKE sales offices to solicit sales in the United States. We also utilize 14 independent sales representatives to sell specialty products for golf. In addition, we sell NIKE brand products through our internet website, www.nikestore.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily overstock and closeout merchandise)	102
NIKE stores (including NIKE Women stores)	14
NIKETOWNs (designed to showcase NIKE products)	12
NIKE employee-only stores	4
Cole Haan stores (including factory and employee stores)	95
Converse stores (including factory and employee stores)	20
Hurley stores	7

Total	254

NIKE’s domestic distribution centers for footwear are located in Wilsonville, Oregon, and Memphis, Tennessee. Apparel and equipment products are shipped from our Memphis, Tennessee, Tigard, Oregon, and Foothill Ranch, California distribution centers. Cole Haan and NIKE Bauer Hockey products are distributed primarily from Greenland, New Hampshire, and Converse products are shipped from Ontario and Fontana, California.

International Markets

In fiscal 2007, non-U.S. sales (including non-U.S. sales of Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey and NIKE Golf) accounted for 53 percent of total revenues in fiscal 2007, compared to 53 percent in fiscal 2006 and 54 percent in fiscal 2005. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees around the world. We estimate that we sell to more than 25,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 11 distribution centers in Europe, Asia, Australia, Africa and Canada. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 9 percent of NIKE brand sales outside the United States excluding sales from NIKE Bauer Hockey and NIKE Golf, and approximately 9 percent of total non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	126
NIKE stores	33
NIKETOWNs	3
NIKE employee-only stores	9
Cole Haan stores	61

Total	232

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

Significant Customer

Foot Locker, Inc., which operates a chain of retail stores specializing in athletic footwear and apparel, accounted for approximately 10 percent of global net sales of NIKE, Inc. during fiscal 2007. No other customer accounted for 10 percent or more of our net sales during fiscal 2007.

Orders

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2007, were $7.7 billion compared to $6.6 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although some orders may be cancelled. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf, and retail sales across all brands.

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

Manufacturing

Virtually all of our footwear is produced outside of the United States. In fiscal 2007, contract suppliers in China, Vietnam, Indonesia and Thailand manufactured 35 percent, 31 percent, 21 percent and 12 percent of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Italy, and South Africa to manufacture footwear for sale primarily within those countries. Our largest single footwear factory accounted for approximately 6 percent of total fiscal 2007 footwear production.

Almost all of NIKE brand apparel production for sale to the United States market, and all of our apparel production for sale to the international market, was manufactured outside of the United States by independent contract manufacturers located in 36 countries. Most of this apparel production occurred in China, Thailand, Indonesia, Malaysia, Turkey, Honduras, Vietnam, Sri Lanka, Mexico, Taiwan, Cambodia, India and Bangladesh. Our largest single apparel factory accounted for approximately 6 percent of total fiscal 2007 apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films used to make Air-Sole cushioning components. NIKE IHM, Inc., NIKE (Suzhou) Sports Company, Ltd., wholly-owned subsidiaries of NIKE, and independent contractors in China and Taiwan, are our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE and its contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company, has performed significant import-export financing services for us. During fiscal 2007, Sojitz America provided such financing services for NIKE Brand products sold in Argentina, Uruguay, Canada, Chile, Mexico, Brazil, India, Panama, The Philippines, Malaysia, South Africa, China, Korea, and Thailand excluding products produced and sold in the same country. Approximately 13 percent of NIKE brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2008.

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

All of our products manufactured overseas and imported into the United States, the European Union (“EU”) and other countries are subject to customs duties collected by customs authorities. Customs information submitted by us is routinely subject to review by customs authorities. We are unable to predict whether additional customs duties, anti-dumping duties, quotas, safeguard measures, or other trade restrictions may be imposed on the importation of our products in the future. Such actions could result in increases in the cost of our products generally which might adversely affect the sales or profitability of NIKE and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.

Footwear Imports into the European Union

From 1994 through January 1, 2005, the EU imposed limits (or “quotas”) on the import of certain types of footwear manufactured in China. Footwear designed for use in sporting activities, meeting certain technical criteria and having a CIF (cost, insurance and freight) price above nine euros (“Special Technology Athletic Footwear” or “STAF”), was excluded from the quotas. As a result of the STAF exclusion, and the amount of quota made available to us, the quotas did not have a material effect on our business. However, as part of China’s 2001 accession to the World Trade Organization (“WTO”), China entered into an agreement with the EU and other WTO members to abide by a special safeguard arrangement whereby quotas could be imposed on any product sourced in China, including footwear, if there was a surge in imports from China into another WTO country, and after a legal proceeding it was determined that such imports were injuring a domestic producer. Additionally, under longstanding WTO rules, all WTO member countries reserved the right to impose (1) safeguard measures (temporary quotas) if it can be demonstrated in a legal proceeding that increased imports are injuring another WTO member’s domestic industry; and (2) anti-dumping measures if it can be demonstrated in a legal proceeding that imports are being sold at an unfair low price in another WTO member’s home market, and those imports were causing or threatening to cause material injury to the domestic industry.

Accordingly, with the phase-out of the quotas at the beginning of 2005, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia, and Thailand, there has been renewed pressure from some parts of the EU footwear manufacturing sector to re-impose some level of trade protection on imported footwear from China, India, Vietnam, and other exporting countries. In July 2005, the European Commission, at the request of the European domestic footwear industry, initiated investigations into leather footwear imported from China and Vietnam. NIKE and all other major athletic footwear manufacturers participated actively as respondents in this investigation and took the position that athletic footwear (i) should not be within the product scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. Our arguments were successful and the EU agreed in October 2006 on definitive duties of 16.5% for China and 10% for Vietnam, but excluded STAF from the measures, and also agreed to implement the duties for two rather than the normal five-year period. As a result, these measures did not significantly impact our business and we believe that our major competitors stand in much the same position regarding these trade measures.

Vietnam Imports into the United States

We currently source a portion of our footwear and apparel products from factories in Vietnam. In 2001, the United States Congress and the Vietnamese National Assembly approved a comprehensive bilateral trade agreement, which, among other things, provides reciprocal, non-discriminatory Normal Trade Relations (“NTR”) between the U.S. and Vietnam. Following Congressional approval of granting Vietnam Permanent Normal Trade Relations in 2006, Vietnam is now a full member of the WTO. Vietnam’s entry into the WTO will provide us greater certainty about our business within Vietnam. It will likewise enable us to further expand our production and marketing opportunities in Vietnam and allow for Vietnamese-sourced products to continue to enter the United States at NTR tariff rates.

Trade Relations with China

China represents a critically important sourcing and marketing country for us. Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with WTO rules, and high trade deficits. As a result there is a wide range of legislative proposals that have been introduced to address these concerns. While some of these concerns are justified, we are working with broad coalitions of global businesses and trade associations who represent a wide variety of sectors (e.g. services, manufacturing, agriculture) to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) is reflective and considerate of China’s domestic economy and important role in the global economic community. We believe that our major competitors as well as most other multi-national companies stand in much the same position regarding these trade measures.

Competition

The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with an increasing number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment, including Adidas, Puma, and others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

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

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign utility patents, and thousands of U.S. and foreign design patents covering components and features used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and have a remaining duration of from now to at least 2021 for design patents, and from now to at least 2027 for utility patents. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 30,200 employees at May 31, 2007. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, with the exception of NIKE Bauer Hockey. Of NIKE Bauer Hockey’s employees, approximately 39 percent, or approximately 157, are covered by two union collective bargaining agreements with two separate bargaining units. The collective bargaining agreements expire on various dates from 2007 through 2008. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 25, 2007 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 69, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 51, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

David J. Ayre, Vice President, Global Human Resources — Mr. Ayre, 47, joined NIKE as Vice President, Global Human Resources in July 2007. Prior to joining NIKE, he held a number of senior human resource positions with Pepsico, Inc. since 1990, most recently as head of Talent and Performance Rewards.

Lewis L. Bird III, President, Subsidiaries — Mr. Bird, 43, joined NIKE as President, Subsidiaries in July 2006. Prior to joining NIKE, he held a number of management positions within multinational companies with diverse brand portfolios. He was Executive Vice President of New Business Development for Gap Inc. from September 2005 to March 2006. Prior to that, Mr. Bird served as Chief Operating Officer of Gap Inc.’s North American division from March 2003 to September 2005, Chief Financial Officer of Gap Inc.’s Old Navy division from 2001 to 2003, Vice President Finance & Operations of Gateway, Inc. from 1999 to 2001, Director of Business Analysis & Planning at AlliedSignal Inc. from 1998 to 1999, and prior to that held financial management positions with AlliedSignal, Ford Motor Company and BayBanks, Inc.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 49, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Mary Kate Buckley, Vice President/General Manager, Americas — Ms. Buckley, 47, has been employed by NIKE since 1998. She was appointed Director of New Business Development in 1998, Director of nike.com in 1998, divisional Vice President of nike.com in 1999, and divisional Vice President and General Manger, Americas Region in 2001. Ms. Buckley was appointed corporate Vice President and General Manager, Americas in July 2006. Prior to joining NIKE, Ms. Buckley worked in several positions in finance, marketing and strategic planning for The Walt Disney Company.

Craig Cheek, Vice President and General Manager, USA Region, Mr. Cheek, 45, has been employed by NIKE since 1990. Mr. Cheek held several sales management positions in the USA Region of the Company, and was appointed General Manager, USA Footwear in 2003, and divisional Vice President, USA Footwear from 2004 to 2006. Mr. Cheek was appointed corporate Vice President and General Manager, USA Region in July 2006. Prior to joining NIKE, Mr. Cheek held management positions at Nordstrom and Hilton Hotels.

Thomas E. Clarke, President of New Ventures — Dr. Clarke, 56, a director from 1994 to 2004, joined NIKE in 1980. He was appointed divisional Vice President in charge of marketing in 1987, elected corporate Vice President in 1989, appointed General Manager in 1990, and served as President and Chief Operating Officer from 1994 to 2000. Dr. Clarke previously held various positions with the Company, primarily in research, design, development and marketing. Dr. Clarke holds a doctorate degree in biomechanics.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 51, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President of Global Operations — Mr. DeStefano, 50, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, President of USA Operations in 2001 and President of Global Operations in 2006.

Trevor Edwards, Vice President, Global Brand and Category Management — Mr. Edwards, 44, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002 and Vice President, Global Brand and Category Management in 2006.

Adam S. Helfant, Vice President, Global Sports Marketing — Mr. Helfant, 42, joined NIKE in 1995 in the Company’s legal department, and was appointed Director of Business Affairs for Global Sports Marketing in 1997, Director of Global Sports Marketing in 1998, Director of U.S. Sports Marketing in 2001, Vice President of U.S. Sports Marketing in 2003, and corporate Vice President, Global Sports Marketing in August 2004. Prior to joining NIKE, he was in private practice and an attorney for NHL Enterprises, Inc.

Joaquin Hidalgo, Vice President, Global Marketing and Soccer — Mr. Hidalgo, 46, joined NIKE in 1990. Mr. Hidalgo held various sales and marketing management positions in the Company’s USA and Americas Regions. He was appointed Director, CBF Business Unit, NIKE Football in 1997, Vice President and Global Brand Director, NIKE Football in 1998, Vice President, USA Marketing and Brand Management in 2002, and corporate Vice President, Global Marketing and Soccer in July 2006. Prior to joining NIKE, he was a marketing representative and product line manager at IBM.

Elliott Hill, Vice President, Global Retail — Mr. Hill, 43, has been employed by NIKE since 1988, with primary responsibilities in sales and retail operations. Mr. Hill was appointed divisional Vice President, EMEA Sales and Retail in 2000, Vice President and General Manager, NIKE USA Retail in 2003, Vice President, USA Commerce in 2004, and corporate Vice President, Global Retail in August 2006. Prior to joining NIKE, Mr. Hill worked as an assistant athletic trainer for the Dallas Cowboys. Mr. Hill is a member of the Board of Directors of Big Brothers Big Sisters Northwest.

P. Eunan McLaughlin, Vice President, Europe, Middle East & Africa — Mr. McLaughlin, 49, joined NIKE as Director of Sales, NIKE Europe in 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, and Vice President, Europe, Middle East & Africa in May 2004. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996 Mr. McLaughlin held various positions with Mars, Inc. in finance, sales, marketing and general management.

Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 43, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Lindsay D. Stewart, Vice President and Chief of Staff — Mr. Stewart, 60, joined NIKE as Assistant Corporate Counsel in 1981. Mr. Stewart became Corporate Counsel in 1983. He was appointed Vice President and General Counsel in 1991, and Chief of Staff in 2001. Prior to joining NIKE, Mr. Stewart was in private practice and an attorney for Georgia-Pacific Corporation.

Hans van Alebeek, Vice President, Global Operations & Technology — Mr. van Alebeek, 41, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant, and at N.V. Indivers in business development.

Roland P. Wolfram, Vice President and General Manager, Asia Pacific — Mr. Wolfram, 47, joined NIKE as Vice President, Strategic Planning in 1998, and was appointed Vice President, Global Operations & Technology in 2002, and Corporate Vice President, Asia Pacific in April 2004. Prior to NIKE, Mr. Wolfram was Vice President and General Manager at Pacific Bell Video Services.

Roger S. Wyett, Vice President, Global Apparel — Mr. Wyett, 50, returned to NIKE in April 2005 as President and Chief Operating Officer of the Company’s Hurley brand and was appointed Vice President, Global Apparel in 2006. Mr. Wyett first joined NIKE in 1994, holding a number of management positions in soccer and NIKE Team Sports. In 2000, Mr. Wyett joined The Walt Disney Company where he was Senior Vice President for Global Apparel, Accessories and Footwear, and later promoted to Executive Vice President for Global Sales and Marketing for Consumer Products.

Item 1A. Risk	Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, or SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders, currency exchange rate fluctuations, order cancellations, and the fact that a significant portion of our revenue is not derived from futures orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including without limitation, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Our competitors’ product offerings, technologies, marketing expenditures (including for advertising and endorsements), pricing, costs of production, and customer service are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our net revenues and profits.

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

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set period at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf, and retail sales across all brands.

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

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our “futures” ordering program. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which in turn have had an adverse effect on our business. From time to time retailers will be more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have an adverse effect on our results of operations and financial condition.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, and impair our ability to sell our products.

The athletic footwear, apparel, and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel, and equipment retailers with many stores. These significant retailers have been increasing their market share by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk in a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.

Failure to adequately protect our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 100 countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trademark or design or utility patent infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

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

There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long term.

Because independent manufacturers manufacture a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

In addition, Sojitz America performs significant import-export financing services for most of the NIKE brand products sold outside of the United States, Europe, Middle East, Africa and Japan, excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa, and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability.

Our success depends on our global distribution facilities.

We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse affect on our business. We maintain business interruption insurance, but it may not adequately protect us from any adverse effects that could be caused by significant disruptions in our distribution facilities.

We rely significantly on information technology in our supply chain, and any failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We are heavily dependent on information technology systems across our supply chain, including for design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these supply chain systems. Over the last several years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in all of our geographical regions in which we operate. Over the next few years, we will work to continue to enhance the systems and related processes in our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate the problem.

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

Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 90 percent of our Class A Common Stock. If all Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 22 percent of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Anti-takeover provisions may impair an acquisition of the company or reduce the price of our common stock.

There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freezeout statute, two classes of stock that vote separately on certain issues, and the fact that the holders of Class A Common Stock shares elect three-fourths of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that some shareholders might believe to be in their best interests, or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.

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

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 16 buildings which functions as our world headquarters and is occupied by almost 6,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all of our divisions of the Company. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, The Netherlands, which serves as the headquarters for the Europe, Middle East and Africa (“EMEA”) Region.

There are three significant distribution and customer service facilities for NIKE brand products in the United States. Two of them are located in Memphis, Tennessee, one of which is leased, and one is located in Wilsonville, Oregon, which is also leased. Cole Haan and NIKE Bauer Hockey also operate a distribution facility in Greenland, New Hampshire, which is owned by us. Smaller leased distribution facilities for other brands and subsidiaries are located in various parts of the United States. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, and in Laakdal, Belgium, both of which we own.

We manufacture NIKE AIR-SOLE cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which are owned by us, and at NIKE (Suzhou) Sports Company, Ltd., facilities in the People’s Republic of China, which are owned by us.

Aside from the principal properties described above, we lease approximately 6 production offices outside the United States, approximately 99 sales offices and showrooms worldwide, and approximately 63 administrative offices worldwide. We lease approximately 486 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” on pages 3 and 4 of this Report. Our leases expire at various dates through the year 2034.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2007 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 25, 2007, there were 19,621 holders of record of our Class B Common Stock and 23 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock. Amounts prior to April 2, 2007 have been adjusted to reflect the two-for-one stock split distributed on that date.

Fiscal 2007 (June 1, 2006 — May 31, 2007)	High	Low	Dividends Declared
First Quarter	$42.49	$37.76	$0.155
Second Quarter	49.65	39.93	0.185
Third Quarter	54.45	47.40	0.185
Fourth Quarter	57.12	51.09	0.185

Fiscal 2006 (June 1, 2005 — May 31, 2006)	High	Low	Dividends Declared
First Quarter	$45.47	$38.68	$0.125
Second Quarter	44.28	38.27	0.155
Third Quarter	45.77	40.30	0.155
Fourth Quarter	44.02	38.70	0.155

The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2007 under the four-year $3.0 billion share repurchase program authorized by our Board of Directors and announced in June 2006. Amounts prior to April 2, 2007 have been adjusted to reflect the two-for-one stock split distributed on that date.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
March 1 — March 31, 2007	1,309,000	$53.04	1,309,000	$2,399.1
April 1 — April 30, 2007	1,827,000	$53.76	1,827,000	2,300.9
May 1 — May 31, 2007	2,119,600	$53.59	2,119,600	2,187.3

	5,255,600	$53.51	5,255,600

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2002 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC., S&P 500

INDEX, S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX,

AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Stride Rite Corp., Timberland Co., Wolverine World Wide, Inc., and Crocs, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of Liz Claiborne Inc., VF Corp., Coach, Inc., Jones Apparel Group, Inc. and Polo Ralph Lauren Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to future stock performance.

Item 6. Selected	Financial Data

	Financial History

	2007	2006	2005	2004	2003
	(In millions, except per share data and financial ratios)(1)
Year Ended May 31,
Revenues	$16,325.9	$14,954.9	$13,739.7	$12,253.1	$10,697.0
Gross margin	7,160.5	6,587.0	6,115.4	5,251.7	4,383.4
Gross margin %	43.9%	44.0%	44.5%	42.9%	41.0%
Income before cumulative effect of accounting change	1,491.5	1,392.0	1,211.6	945.6	740.1
Cumulative effect of accounting change	—	—	—	—	266.1
Net income	1,491.5	1,392.0	1,211.6	945.6	474.0
Basic earnings per common share:
Income before cumulative effect of accounting change	2.96	2.69	2.31	1.80	1.40
Cumulative effect of accounting change	—	—	—	—	0.51
Net income	2.96	2.69	2.31	1.80	0.89
Diluted earnings per common share:(2)
Income before cumulative effect of accounting change	2.93	2.64	2.24	1.75	1.38
Cumulative effect of accounting change	—	—	—	—	0.50
Net income	2.93	2.64	2.24	1.75	0.89
Weighted average common shares outstanding	503.8	518.0	525.2	526.4	529.0
Diluted weighted average common shares outstanding	509.9	527.6	540.6	539.4	535.2
Cash dividends declared per common share	0.71	0.59	0.475	0.37	0.27
Cash flow from operations	1,878.7	1,667.9	1,570.7	1,518.5	922.0
Price range of common stock
High	57.12	45.77	46.22	39.28	28.93
Low	37.76	38.27	34.31	24.80	19.27

At May 31,
Cash and equivalents	$1,856.7	$954.2	$1,388.1	$828.0	$634.0
Short-term investments	990.3	1,348.8	436.6	400.8	—
Inventories	2,121.9	2,076.7	1,811.1	1,650.2	1,514.9
Working capital	5,492.5	4,733.6	4,339.7	3,498.1	2,766.5
Total assets	10,688.3	9,869.6	8,793.6	7,908.7	6,821.1
Long-term debt	409.9	410.7	687.3	682.4	551.6
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	7,025.4	6,285.2	5,644.2	4,781.7	3,990.7
Year-end stock price	56.75	40.16	41.10	35.58	28.00
Market capitalization	28,472.3	20,564.5	21,462.3	18,724.2	14,758.8

Financial Ratios:
Return on equity	22.4%	23.3%	23.2%	21.6%	18.9%
Return on assets	14.5%	14.9%	14.5%	12.8%	11.2%
Inventory turns	4.4	4.3	4.4	4.4	4.4
Current ratio at May 31	3.1	2.8	3.2	2.7	2.4
Price/Earnings ratio at May 31 (Diluted before accounting change)	19.4	15.2	18.3	20.3	20.2

(1)	All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a 100% common stock dividend distributed on April 2, 2007.
(2)	Diluted earnings per common share for the year ended May 31, 2003 do not recalculate due to rounding.

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2007	2006	2007	2006	2007	2006	2007	2006
	(Unaudited)
	(In millions, except per share data) (1)
Revenues	$4,194.1	$3,862.0	$3,821.7	$3,474.7	$3,926.9	$3,612.8	$4,383.2	$4,005.4
Gross margin	1,849.2	1,748.1	1,657.1	1,511.4	1,735.2	1,574.1	1,919.0	1,753.4
Gross margin %	44.1%	45.3%	43.4%	43.5%	44.2%	43.6%	43.8%	43.8%
Net income	377.2	432.3	325.6	301.1	350.8	325.8	437.9	332.8
Basic earnings per common share	0.75	0.83	0.65	0.58	0.69	0.63	0.87	0.65
Diluted earnings per common share	0.74	0.80	0.64	0.57	0.68	0.62	0.86	0.64
Average common shares outstanding	505.4	521.9	502.4	518.1	504.5	517.8	502.8	514.4
Diluted average common shares outstanding	512.0	537.2	507.3	527.5	510.8	526.9	510.2	522.8
Cash dividends declared per common share	0.155	0.125	0.185	0.155	0.185	0.155	0.185	0.155
Price range of common stock
High	42.49	45.47	49.65	44.28	54.45	45.77	57.12	44.02
Low	37.76	38.68	39.93	38.27	47.40	40.30	51.09	38.70

(1)

All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a 100% common stock dividend distributed on April 2, 2007. Basic and diluted earnings per common share for the third quarter ended February 28, 2007 do not recalculate due to rounding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NIKE designs, develops and markets high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and apparel in the world and sell our products primarily through a combination of retail accounts, NIKE-owned retail, including stores and e-commerce, and independent distributors and licensees in the United States and worldwide. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories. Through this diverse portfolio of brands, our strategy is to create long-term revenue growth by connecting with consumers across geographies. We strive to convert revenue growth to value in three key areas:

•	Creating the marketplace:

•	Delivering premium experiences to our consumers

•	Delivering superior, innovative products to the marketplace

•	Operational and organizational excellence:

•	Making our supply chain a competitive advantage, through operational discipline and excellence

•	Reducing product costs through a continued focus on lean manufacturing designed to eliminate waste

•	Improving selling and administrative expense productivity by focusing on investments that drive economic returns in the form of incremental revenue and gross margin

•	Improving working capital efficiency

•	Deploying capital effectively:

•	Utilizing capital capacity to create value for our shareholders

By executing this strategy, we aim to deliver the following long-term financial goals:

•	High single-digit revenue growth;

•	Mid-teens earnings per share growth;

•	Increased return on invested capital and accelerated cash flows; and

•	Consistent results through effective management of our diversified portfolio of businesses.

In fiscal 2007, we met the majority of these financial goals. Our revenues grew 9% to $16.3 billion, net income grew 7% to $1.5 billion, and we delivered diluted earnings per share of $2.93, an 11% increase versus fiscal 2006. These reported results included a $141.9 million pre-tax charge, related to stock-based compensation expense recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payment” (“FAS 123R”), which we adopted during the first quarter of fiscal 2007 (see Note 1— Summary of Significant Accounting Policies and Note 10 — Common Stock in the accompanying Notes to Consolidated Financial Statements for more information on the adoption of FAS 123R), and the effects of the Converse arbitration ruling in fiscal 2006 and subsequent settlement in fiscal 2007. Excluding these items, our net income grew 11% and we delivered diluted earnings per share of $3.10, a 15% increase versus fiscal 2006 (see Reconciliation of Net Income and Diluted Earnings Per Share Excluding the Converse Arbitration and Stock-Based Compensation Expense below).

Fiscal 2007 results were positively affected by a reduction in our effective tax rate of 2.8 percentage points as compared to fiscal 2006, primarily as a result of the European tax agreement the Company finalized in the second quarter of fiscal 2007. For the year, the increase in net income was below our rate of revenue growth due to higher selling and administrative expenses versus the same period in the prior year. The increase in selling and administrative expenses was attributable to the adoption of FAS 123R and higher investments in growth drivers such as demand creation and operating overhead. Our earnings per share for the year grew at a higher rate than net income given lower outstanding shares due to repurchases made under our share repurchase program. In addition, we increased cash flow from operations and continued to return larger amounts of cash to shareholders through higher dividends and increased share repurchases. Our return on invested capital declined slightly as compared to fiscal 2006 as a result of the adoption of FAS 123R. Although we may not meet all of the financial goals outlined above in any particular fiscal quarter or fiscal year, we continue to believe these are appropriate long-term goals.

Results of Operations

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions, except per share data)(1)
Revenues	$16,325.9	$14,954.9	9%	$13,739.7	9%
Cost of sales	9,165.4	8,367.9	10%	7,624.3	10%
Gross margin	7,160.5	6,587.0	9%	6,115.4	8%
Gross margin %	43.9%	44.0%		44.5%
Selling and administrative expense	5,028.7	4,477.8	12%	4,221.7	6%
% of Revenues	30.8%	29.9%		30.7%
Income before income taxes	2,199.9	2,141.6	3%	1,859.8	15%
Net income	1,491.5	1,392.0	7%	1,211.6	15%
Diluted earnings per share	2.93	2.64	11%	2.24	18%

(1)	All per share information has been restated to reflect the two-for-one stock split effected in the form of a 100% common stock dividend distributed on April 2, 2007.

Reconciliation of Net Income and Diluted Earnings Per Share Excluding the Converse Arbitration and Stock-Based Compensation Expense(1)

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions, except per share data)(2)
Net income, as reported	$1,491.5	$1,392.0	7%
Exclude: Converse arbitration(3), net of tax (expense) benefit of ($4.6) and $21.1	(9.6)	30.8	—
Stock-based compensation expense(4), net of tax of $45.2	96.7	—	—

Net income, excluding Converse arbitration and stock-based compensation	$1,578.6	$1,422.8	11%
Diluted EPS, as reported	$2.93	$2.64	11%
Diluted EPS, excluding Converse arbitration and stock-based compensation	$3.10	$2.70	15%

(1)	This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission (“SEC”).

(2)	All per share information has been restated to reflect the two-for-one stock split effected in the form of a 100% common stock dividend distributed on April 2, 2007.

(3)

The Converse arbitration relates to a ruling involving a contract dispute between NIKE, Inc.’s Converse subsidiary and a former South American licensee. The dispute was settled during the first quarter ended August 31, 2006.

(4)

This charge relates to stock-based compensation associated with stock options and ESPP purchase rights issued to employees and expensed in accordance with FAS 123R, which was adopted by the Company during its first fiscal quarter ended August 31, 2006.

Consolidated Operating Results

Revenues

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues	$16,325.9	$14,954.9	9%	$13,739.7	9%

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, changes in foreign currency exchange rates contributed 2 percentage points of consolidated revenue growth. Strong demand for NIKE brand products continued to drive revenue growth, as all four of our geographic regions and, on a consolidated basis, all three of our product business units delivered revenue growth. Excluding the effects of changes in currency exchange rates, both the U.S. Region and our international regions each contributed more than 2.5 percentage points to the consolidated revenue growth for fiscal 2007. Our Other businesses, comprised of results from Cole Haan, Converse, Exeter Brands Group, Hurley International, NIKE Bauer Hockey, and NIKE Golf contributed the remaining 2 percentage points of the consolidated constant-currency revenue growth, as each business within the group posted higher revenues.

By product group, our worldwide NIKE brand footwear revenue grew 7% and contributed nearly $550 million of incremental revenue for fiscal 2007. Our worldwide NIKE brand equipment and apparel businesses reported revenue growth of 12% and 10% for the year, respectively, and combined added more than $500 million of incremental revenue.

Fiscal 2006 Compared to Fiscal 2005

In fiscal 2006, changes in currency exchange rates reduced reported consolidated revenue growth by 1 percentage point. The U.S. Region contributed 4 percentage points of the consolidated revenue growth for fiscal 2006. Excluding the impact of changes in currency exchange rates, revenue growth in our international regions contributed 4 percentage points of the consolidated revenue growth for fiscal 2006, as all of our international regions posted higher revenues. Sales in our Other businesses drove the remainder of the consolidated revenue growth for fiscal 2006.

Gross Margin

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 Change	Fiscal 2005	FY06 vs. FY05 Change
	(In millions)
Gross Margin	$7,160.5	$6,587.0	9%	$6,115.4	8%
Gross Margin %	43.9%	44.0%	(10) bps	44.5%	(50) bps

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, the primary factors contributing to the 10 basis point decrease in gross margin percentage versus the prior year were as follows:

(1)	Lower footwear net pricing margins in the U.S. and Europe, Middle East and Africa (“EMEA”) Regions, primarily due to sales discounts, combined with a higher closeout mix; partially offset by

(2)	Favorable hedge results relative to the prior year, primarily in the Asia Pacific Region;

(3)	Better inventory management, most notably in our Asia Pacific Region; and

(4)	Improved gross margins in our Other businesses, driven primarily by the growth in Converse’s international licensing business, partially offset by the expected effects of the transition in Exeter’s business from a licensing model to a wholesale model.

Fiscal 2006 Compared to Fiscal 2005

During fiscal 2006, our consolidated gross margin percentage declined 50 basis points versus the prior year. The primary factors contributing to the reduced gross margin percentage for fiscal 2006 were as follows:

(1)	Lower footwear in-line net pricing margins in the U.S., EMEA and Asia Pacific Regions. The lower footwear in-line net pricing margins were due to higher product costs, primarily the result of higher oil prices; additional costs incurred to meet strong footwear unit demand in the U.S.; higher sales incentives in EMEA and Asia Pacific; strategies to improve consumer value in EMEA and Japan; and a shift in the mix of footwear models sold towards models with lower margins within EMEA and Japan.

(2)	A shift in the mix of revenues reported from our operating segments towards regions and subsidiaries with lower margins.

The factors driving a reduced gross margin percentage were partially offset by:

(1)	Year-over-year currency hedge rate improvements, primarily for the euro.

(2)	Improved gross margin percentages in our Other businesses driven by improvements at Converse, Hurley and NIKE Golf.

Selling and Administrative Expense

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 Change	Fiscal 2005	FY06 vs. FY05 Change
	(In millions)
Operating overhead expense, excluding stock-based compensation expense	$2,974.4	$2,737.6	9%	$2,621.0	4%
Stock-based compensation expense(1)	141.9	—	—	—	—

Operating overhead expense, as reported	3,116.3	2,737.6	14%	2,621.0	4%
Demand creation expense(2)	1,912.4	1,740.2	10%	1,600.7	9%

Selling and administrative expense	5,028.7	4,477.8	12%	4,221.7	6%
% of Revenues	30.8%	29.9%	90 bps	30.7%	(80) bps

*	This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the SEC. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding this identifiable expense by presenting our results for fiscal 2007 using the same accounting policy for stock-based compensation expense applied during the comparable prior year periods.

(1)

This charge relates to stock-based compensation associated with stock options and ESPP shares issued to employees and expensed in accordance with FAS 123R. We adopted FAS 123R during the first quarter of fiscal 2007 using the modified prospective transition method. While this expense was not reflected in our results of operations for fiscal 2006 and 2005, it will continue to be reflected in future accounting periods.

(2)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2007 Compared to Fiscal 2006

In fiscal 2007, selling and administrative expenses increased as a percentage of revenues by 90 basis points; however, excluding the $141.9 million pre-tax charge relating to the change in accounting for stock-based compensation, selling and administrative expense as a percentage of revenues was consistent with the prior year.

On a constant-currency basis, demand creation expense increased 7% versus the prior year. The year-over-year increase was primarily attributable to investments in the NIKE Air®, NIKE+, NIKE Pro, and Force Basketball campaigns. For fiscal year 2007, constant-currency growth in demand creation expense was consistent with our constant-currency revenue growth.

Excluding stock-based compensation expense and the effects of changes in exchange rates, operating overhead increased 7%, which was in line with our constant-currency revenue growth. The increase in operating overhead was attributable to investments in growth drivers such as NIKE-owned retail and non-NIKE brands, as well as normal wage inflation.

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

Other (Income) Expense, net

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Other (income) expense, net	$(0.9)	$4.4	(120)%	$29.1	(85)%

Fiscal 2007 Compared to Fiscal 2006

Other (income) expense, net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business.

For fiscal 2007, other (income) expense, net was primarily comprised of the $14.7 million gain on the sale-leaseback of our Oregon footwear distribution center and the $14.2 million benefit from the settlement of the Converse arbitration, offset by foreign currency hedge losses. The foreign currency hedge losses recognized in fiscal 2007 primarily reflect the strengthening of the euro since we entered into these hedge contracts.

The change in other (income) expense, net versus the prior year period was primarily the result of foreign currency hedge losses in fiscal 2007, which were more than offset by the Converse arbitration settlement and gain on the sale of our Oregon footwear distribution center discussed above, compared to foreign currency hedge gains in fiscal 2006, which were more than offset by the $51.9 million charge taken during the fourth quarter as a result of the Converse arbitration. Foreign currency hedge gains and losses reported in other (income) expense, net are reflected in the Corporate line, the gain on the sale of the Oregon footwear distribution center is reflected in the U.S. Region line, and the Converse arbitration settlement is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information).

In fiscal 2007, the net foreign currency hedge losses discussed above were partially offset by favorable U.S. dollar translation of foreign currency denominated profits, most notably in the EMEA Region. We estimate that the combination of net foreign currency hedge losses in other (income) expense, net, and the favorable U.S. dollar translation of foreign currency denominated profits did not have a significant impact on consolidated income before income taxes for fiscal 2007 compared to the prior year.

Fiscal 2006 Compared to Fiscal 2005

The significant reduction in other (income) expense, net for fiscal 2006 as compared to fiscal 2005 was primarily driven by foreign currency hedge gains in fiscal 2006 compared to foreign currency hedge losses in the prior year, partially offset by the Converse arbitration charge. The fiscal 2006 hedge gains primarily reflected that the euro had weakened since we entered into these hedge contracts.

In fiscal 2006, these net foreign currency hedge gains were partially offset by unfavorable U.S. dollar translation of foreign currency denominated profits, most significantly in the EMEA Region. We estimate that the combination of net foreign currency hedge gains in other (income) expense, net, and the unfavorable U.S. dollar translation of foreign currency denominated profits resulted in an increase to consolidated income before income taxes of approximately $55 million for fiscal 2006 compared to the prior year.

Income Taxes

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 Change	Fiscal 2005	FY06 vs. FY05 Change
Effective tax rate	32.2%	35.0%	(280) bps	34.9%	10 bps

Fiscal 2007 Compared to Fiscal 2006

In fiscal 2007, our effective tax rate reflects tax benefits from our operations outside the United States; our tax rate on these operations is generally lower than the U.S. statutory rate. These benefits included the 10-year European tax agreement finalized in the second quarter of fiscal 2007, which is effective for fiscal years 2006 through 2015. This agreement, which provided a retroactive tax benefit for fiscal 2006 and the first quarter of fiscal 2007, favorably impacted our effective tax rate for fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

Our effective tax rate for fiscal 2006 was consistent with the rate reported for fiscal 2005.

During the second quarter of fiscal 2006, our CEO and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004 (the “Act”) to repatriate $500 million of foreign earnings in fiscal 2006. The Act creates a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. A $500 million repatriation was made during the quarter ended May 31, 2006 comprised of both foreign earnings for which U.S. taxes have previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the year.

Futures Orders

Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2007 were nearly 12% higher than such orders reported for the comparable period of fiscal 2006. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in currency exchange rates contributed approximately 1 percentage point to this reported futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
U.S. Region
Footwear	$4,067.2	$3,832.2	6%	$3,358.2	14%
Apparel	1,716.1	1,591.6	8%	1,457.7	9%
Equipment	323.8	298.7	8%	313.4	(5)%

Total U.S	6,107.1	5,722.5	7%	5,129.3	12%

EMEA Region
Footwear	2,608.0	2,454.3	6%	2,500.0	(2)%
Apparel	1,757.2	1,559.0	13%	1,497.1	4%
Equipment	358.1	313.3	14%	284.5	10%

Total EMEA	4,723.3	4,326.6	9%	4,281.6	1%

Asia Pacific Region
Footwear	1,159.2	1,044.1	11%	962.9	8%
Apparel	909.3	815.6	11%	755.5	8%
Equipment	214.9	194.1	11%	178.9	8%

Total Asia Pacific	2,283.4	2,053.8	11%	1,897.3	8%

Americas Region
Footwear	679.6	635.3	7%	478.6	33%
Apparel	193.9	201.8	(4)%	169.1	19%
Equipment	79.0	67.8	17%	48.1	41%

Total Americas	952.5	904.9	5%	695.8	30%

	14,066.3	13,007.8	8%	12,004.0	8%

Other	2,259.6	1,947.1	16%	1,735.7	12%

Total Revenues	$16,325.9	$14,954.9	9%	$13,739.7	9%

The breakdown of income before income taxes (“pre-tax income”) follows:

	Fiscal 2007	Fiscal 2006(1)	FY07 vs. FY06 % Change	Fiscal 2005(1)	FY06 vs. FY05 % Change
	(In millions)
U.S. Region	$1,300.3	$1,244.5	4%	$1,127.9	10%
EMEA Region	1,000.7	960.7	4%	917.5	5%
Asia Pacific Region	483.7	412.5	17%	399.8	3%
Americas Region	187.4	172.6	9%	116.5	48%
Other	303.7	153.6	98%	154.8	(1)%
Corporate	(1,075.9)	(802.3)	(34)%	(856.7)	6%

Total Pre-tax Income	$2,199.9	$2,141.6	3%	$1,859.8	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2007 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

U.S. Region

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues
Footwear	$4,067.2	$3,832.2	6%	$3,358.2	14%
Apparel	1,716.1	1,591.6	8%	1,457.7	9%
Equipment	323.8	298.7	8%	313.4	(5)%

Total Revenues	$6,107.1	$5,722.5	7%	$5,129.3	12%

Pre-tax Income	$1,300.3	$1,244.5	4%	$1,127.9	10%

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, the increase in U.S. footwear revenue was attributable to high single-digit growth in unit sales, partially offset by a slight decrease in the average selling price per pair. The growth in unit sales was driven by higher demand for our NIKE brand sport culture products; kids’ product, including boys and girls sport culture; Brand Jordan products; and men’s running products, due to the growth of our Nike+ performance models. The decrease in average selling price per pair compared to the prior year was the result of a higher mix of off-price products, combined with growth in lower priced kids’ product.

The year-over-year increase in U.S. apparel revenues during fiscal 2007 reflected mid single-digit growth in unit sales combined with a low single-digit increase in average price per unit. The increase in unit sales versus the prior year was driven by double-digit growth in NIKE brand sport performance apparel, while the improvement in average selling prices was driven by team and licensed apparel and Brand Jordan products.

Pre-tax income for the U.S. Region grew at a slower rate than revenue in fiscal 2007 as a result of lower gross margins. The gross margin decline was primarily attributable to a higher level of closeout sales and sales discounts compared to the prior year, most notably in our footwear business. Selling and administrative expenses were higher than fiscal 2006, but represented a lower percentage of revenue due to operating overhead leverage.

Fiscal 2006 Compared to Fiscal 2005

During fiscal 2006, the increase in footwear revenues was due to a double-digit growth in unit sales, combined with low single-digit growth in the average selling price per pair. The strong unit increase was driven by increased consumer demand across a majority of the footwear product categories, most significantly high demand for our Jordan branded and sport culture products. The higher average selling price per pair was primarily due to increased consumer demand for products with a suggested retail price over $100, driven by Jordan branded products as well as NIKE branded sport performance and sport culture products.

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

EMEA Region

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues
Footwear	$2,608.0	$2,454.3	6%	$2,500.0	(2)%
Apparel	1,757.2	1,559.0	13%	1,497.1	4%
Equipment	358.1	313.3	14%	284.5	10%

Total Revenues	$4,723.3	$4,326.6	9%	$4,281.6	1%

Pre-tax Income	$1,000.7	$960.7	4%	$917.5	5%

Fiscal 2007 Compared to Fiscal 2006

For the EMEA Region, changes in currency exchange rates contributed 6 percentage points of the revenue growth during fiscal 2007. Excluding changes in currency exchange rates, all markets within the region except the U.K. and France increased revenues during the year. The emerging markets in the region grew over 30%, driven by strong results in Greece, Russia, Turkey and South Africa. Increases in Northern Europe, Italy and Spain also contributed significantly to the revenue growth. After experiencing challenging retail conditions in the U.K. and France during fiscal 2007, we have started to see signs of improvement in these markets, including year-over-year futures growth.

Excluding changes in exchange rates, footwear revenues increased 1 percentage point during fiscal 2007 compared to the prior year. The increase in footwear revenue was attributable to low single-digit growth in unit sales, partially offset by a slight decrease in the average selling price per pair. The growth in unit sales was driven primarily by higher demand for our NIKE brand sport culture products, most notably “metro” and outdoor products. The growth in unit sales more than offset a decline in the average selling price per pair, which resulted from a shift in product mix from higher priced to lower priced product styles, combined with an increase in closeout sales.

Excluding changes in exchange rates, apparel revenues increased 7 percentage points during fiscal 2007 compared to the prior year. The year-over-year increase reflected high single-digit growth in unit sales, driven by both sports culture and sports performance products, combined with a low single-digit increase in average price per unit.

The increase in pre-tax income for the EMEA Region during fiscal 2007 compared to the prior year was primarily driven by the increase in revenues and favorable foreign currency translation, partially offset by a lower gross margin percentage and higher selling and administrative expenses, which on a currency-neutral basis, increased 4 percentage points versus fiscal 2006. The lower gross margin percentage in fiscal 2007 was attributable to an increase in warehousing costs and lower in-line net pricing margins, primarily in footwear, attributable to sales discounts, higher product costs and a shift in product mix to lower priced models. The increase in selling and administrative expenses was primarily driven by an increase in operating overhead, most notably normal wage inflation and growth in the emerging markets, combined with a slight increase in demand creation.

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

Asia Pacific Region

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues
Footwear	$1,159.2	$1,044.1	11%	$962.9	8%
Apparel	909.3	815.6	11%	755.5	8%
Equipment	214.9	194.1	11%	178.9	8%

Total Revenues	$2,283.4	$2,053.8	11%	$1,897.3	8%

Pre-tax Income	$483.7	$412.5	17%	$399.8	3%

Fiscal 2007 Compared to Fiscal 2006

In the Asia Pacific Region, changes in currency exchange rates contributed 1 percentage point of revenue growth for fiscal 2007. While the majority of countries within the region reported double-digit sales increases for the year, China continues to be the primary driver of growth within the region, as revenues increased nearly 26% on a currency-neutral basis. The revenue growth in China is primarily due to expansion in both the number of stores selling NIKE product, as well as sales through existing doors. Constant-currency revenues in Japan increased only slightly during fiscal 2007. Despite sustained softness in the Japan market, we are starting to see positive signs, including higher gross margins, improvements in sell through at retail and improving futures conversion trends.

The growth in footwear revenue for fiscal 2007 reflected increased unit sales, most notably in China and Korea, partially offset by lower average selling prices, which resulted primarily from strategies to improve consumer value in Japan and Korea, combined with a change in the mix of products sold across the region. The year-over-year increase in apparel revenue was also driven by increased demand in China and Korea.

The increase in pre-tax income for the Asia Pacific Region for fiscal 2007 was driven by higher revenues, improved gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses. The gross margin improvement versus the prior year was primarily driven by better inventory management, improved year-over-year hedge rates and reduced warehousing costs. The improvement in margins was partially offset by higher sales incentives, most notably in Japan, combined with efforts to improve consumer value in Japan and Korea. The increase in selling and administrative expenses during fiscal 2007 was attributable to increased investments in demand creation, most notably the Just Do It and Force Basketball campaigns. Overall business growth across the region, combined with retail expansion in China and Korea, also contributed to an increase in operating overhead expenses.

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

Americas Region

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues
Footwear	$679.6	$635.3	7%	$478.6	33%
Apparel	193.9	201.8	(4)%	169.1	19%
Equipment	79.0	67.8	17%	48.1	41%

Total Revenues	$952.5	$904.9	5%	$695.8	30%

Pre-tax Income	$187.4	$172.6	9%	$116.5	48%

Fiscal 2007 Compared to Fiscal 2006

In the Americas Region, changes in currency exchange rates contributed 1 percentage point of revenue growth for fiscal 2007. Excluding changes in foreign currency exchange rates, growth in most markets within the region, led by constant-currency revenue growth of 29% in Argentina, more than offset softer results in Brazil. While currency-neutral footwear and equipment revenues increased 6% and 15%, respectively, versus the prior year, apparel revenues decreased 4% as a result of tough World Cup comparisons. We expect to return to apparel revenue growth in fiscal 2008 as a result of moving from a licensed to a wholesale apparel distribution model in Brazil.

The increase in pre-tax income for fiscal 2007 versus the prior year was primarily attributable to higher revenues and improved gross margins, partially offset by higher selling and administrative expenses. The gross margin improvement was driven by higher in-line net pricing margins resulting from fewer discounts being offered in fiscal 2007 compared to fiscal 2006, combined with a change in product mix. The increase in selling and administrative expenses during fiscal 2007 was primarily attributable to investments in demand creation, most notably the Run Americas II and women’s fitness campaigns, the World Cup and retail resources.

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

Other Businesses

	Fiscal 2007	Fiscal 2006	FY07 vs. FY06 % Change	Fiscal 2005	FY06 vs. FY05 % Change
	(In millions)
Revenues	$2,259.6	$1,947.1	16%	$1,735.7	12%

Pre-tax Income	$303.7	$153.6	98%	$154.8	(1)%
Converse arbitration	(14.2)	51.9	—	—

Pre-tax Income, excluding the Converse arbitration	$289.5	$205.5	41%	$154.8	33%

We are providing pre-tax income excluding the Converse arbitration to enhance the visibility of the underlying earnings trend excluding these non-recurring amounts.

Fiscal 2007 Compared to Fiscal 2006

The increase in Other business revenues for fiscal 2007 compared to the same period in the prior year was driven by double-digit revenue growth across nearly all businesses, led by Converse and NIKE Golf. In fiscal 2007, revenues at Converse increased more than 20% versus the prior year to over $550 million, driven by strong consumer demand in the United States and internationally, while NIKE Golf grew 12% to nearly $650 million.

During fiscal 2007, improved profitability at Converse, driven by increased wholesale revenues in the United States and growth in our international licensing business, combined with growth at NIKE Golf, contributed to the increase in pre-tax income versus fiscal 2006. As previously discussed, fiscal 2007 results include the benefit of the $14.2 million settlement of the arbitration ruling involving Converse and a former South American licensee, as discussed below.

Fiscal 2006 Compared to Fiscal 2005

Revenue increases for our Other businesses in fiscal 2006 as compared to fiscal 2005 were driven primarily by growth at Cole Haan, Converse, Hurley and NIKE Golf.

Pre-tax income from the Other businesses for fiscal 2006 was consistent with fiscal 2005 and included a $51.9 million charge related to the unfavorable arbitration ruling involving a licensing agreement contract dispute with our Converse subsidiary and a former South American licensee. This charge reduced reported pre-tax income for the Other businesses by 33 percentage points. Excluding the Converse arbitration charge, the pre-tax income improvement was driven by improved profitability at Converse, Hurley and NIKE Golf, partially offset by a loss at NIKE Bauer Hockey. The loss at NIKE Bauer Hockey was largely the result of costs incurred in connection with a re-branding initiative.

Liquidity and Capital Resources

Fiscal 2007 Cash Flow Activity

Cash provided by operations was $1.9 billion in fiscal 2007, compared to $1.7 billion in fiscal 2006. Our primary source of operating cash flow was net income of $1.5 billion, and non-cash depreciation and stock-based compensation, offset by investments in working capital and other assets and liabilities to support growth in the business. The increase in working capital during fiscal 2007 was primarily attributable to an increase in prepaid expenses and other current assets and inventories, partially offset by increases in accounts payable and accrued liabilities. The increase in prepaid expenses and other current assets was primarily due to the timing of payments, while the increase in inventories reflects year-over-year growth in reported futures and higher inventories to support the expansion of NIKE-owned retail stores, slightly offset by better inventory management. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments and inventory receipts compared to the prior year.

Cash provided by investing activities was $0.1 billion during fiscal 2007, compared to $1.3 billion used in investing activities during fiscal 2006. The year-over-year change was due to a net decrease of $382.4 million in short-term investments during fiscal 2007, compared to a net increase of $909.9 million in short-term investments during fiscal 2006. The decrease in short-term investments was the result of a strategic shift to highly liquid instruments with maturities of three months or less.

Cash used in financing activities was $1.1 billion during fiscal 2007, compared to $0.9 billion used in fiscal 2006. The increase versus fiscal 2006 was primarily due to the $250 million repayment of corporate bonds, combined with an increase in share repurchases, discussed below, partially offset by an increase in notes payable, proceeds from the issuance of long-term debt and exercise of stock options.

In fiscal 2007, we purchased approximately 22.1 million shares of NIKE’s Class B Common Stock for $975.3 million. In the first quarter of fiscal 2007, 4.0 million of the shares repurchased completed the previous four-year, $1.5 billion share repurchase program approved by the Board of Directors in June 2004. As of the end of fiscal 2007, we have repurchased 18.1 million shares for $812.7 million under the new $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the ultimate amount of shares purchased under the programs will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for fiscal 2007 were $0.71, compared to $0.59 in fiscal 2006. We have paid a dividend every quarter since February 1984. Our current dividend policy is to provide an annual dividend equal to 20% to 30% of the trailing twelve-months’ earnings per share, paid out on a quarterly basis. We review our dividend policy from time to time, and based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend in the foreseeable future.

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we provide routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items that fall under the scope of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Currently, we have several such agreements in place. However, based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2007, and significant endorsement contracts entered into through the date of this report are as follows:

	Cash Payments Due During the Year Ending May 31,
Description of Commitment	2008	2009	2010	2011	2012	Thereafter	Total
	(In millions)
Operating Leases	$260.9	$219.9	$183.3	$156.7	$128.4	$587.0	$1,536.2
Long-term Debt	30.5	5.5	30.5	5.5	133.0	236.5	441.5
Endorsement Contracts(1)	541.0	483.2	398.7	310.5	268.6	792.1	2,794.1
Product Purchase Obligations(2)	2,063.4	0.3	—	—	—	—	2,063.7
Other(3),(4)	269.8	51.3	10.7	3.2	1.1	0.9	337.0

Total	$3,165.6	$760.2	$623.2	$475.9	$531.1	$1,616.5	$7,172.5

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

In addition to the cash payments, we are obligated to furnish our endorsers with NIKE products for their use. It is not possible to determine how much we will spend on this product on an annual basis as the contracts do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

(2)

We generally order product at least four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet as of May 31, 2007.

(3)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Consolidated Balance Sheet as of May 31, 2007.

(4)

Included in Other is a commitment to an outsourcing contractor that provides us with information technology operations management services for fiscal 2008 and part of fiscal 2009. The amount of future payments depends on our level of monthly usage of the different elements of the contractor’s services. If we were to terminate the entire contract as of May 31, 2007, we would be required to provide the contractor with four months’ notice and pay a termination fee of $16.3 million. Our monthly payments to the contractor currently approximate $5.3 million.

We also have the following outstanding short-term debt obligations as of May 31, 2007. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-Term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2007
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$100.8
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$44.6

As of May 31, 2007, letters of credit of $165.9 million were outstanding, generally for the purchase of inventory.

Capital Resources

In October 2001, we filed a shelf registration statement with the SEC under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500 million in medium-term notes, as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements and since commencement of the medium-term note program we have issued $240.0 million in medium-term notes.

During fiscal 2007, no medium-term notes were issued under the program. We may issue additional notes under the shelf registration in fiscal 2008 depending on general corporate needs.

During fiscal 2007, one of the Company’s Japanese subsidiaries entered into a 3.0 billion yen (approximately $24.7 million as of May 31, 2007) loan facility that replaced certain intercompany borrowings. The interest rate on the facility is based on the six-month Japanese Yen London Interbank Offer Rate (“LIBOR”) plus a spread, resulting in an all-in rate of 0.805% at May 31, 2007. The facility expires on December 31, 2007 unless both parties agree to an extension.

During fiscal 2007, the Company’s same Japanese subsidiary entered into a 5.0 billion yen (approximately $41.1 million as of May 31, 2007) term loan that replaces certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

As of May 31, 2007, we had a multi-year $1 billion revolving credit facility in place with a group of banks, and we currently have no amounts outstanding under the facility. The facility matures in December 2011, and can be extended for one additional year on both the first and second anniversary date. Based on our current long-term senior unsecured debt ratings of A+ and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, and set a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2007, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2007 or May 31, 2006. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Issued Accounting Standards

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 was adopted in the fourth quarter ended May 31, 2007; however, since we present revenues net of any taxes collected from customers, no additional disclosures were required.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. We adopted the provisions of FAS 158 in the fourth quarter ended May 31, 2007. See Note

12— Benefit Plans in the accompanying Notes to Consolidated Financial Statements for more information on the adoption of FAS 158.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 at May 31, 2007 did not have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for our fiscal year beginning June 1, 2007. We have evaluated the provisions of FIN 48 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 clarifies recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The provisions of EITF 06-2 are effective for the fiscal year beginning June 1, 2007 and will be applied through a cumulative effect adjustment to retained earnings. We have evaluated the provisions of EITF 06-2 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the allowance for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three fiscal quarters.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to selling and administrative expense in the period in which such a determination is made.

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

Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in cost of sales as the related sales occur. In certain contracts, we offer minimum guaranteed royalty payments. For contractual obligations for which we estimate that we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in selling and administrative expense uniformly over the remaining guarantee period.

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

When events or circumstances indicate that the carrying value of property, plant and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded within other (income) expense, net. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead measured for impairment at least annually in the fourth fiscal quarter, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests may be based upon a number of factors, including our assumptions about the expected future operating performance of our reporting units. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and any impairment charge related to other indefinite-lived intangible assets would be classified within other (income) expense, net.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. Any significant impairment charges would be classified within other (income) expense, net.

Hedge Accounting for Derivatives

We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended and interpreted (“FAS 133”), have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes significantly, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other (income) expense, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

Stock-based Compensation

As of the first quarter of fiscal 2007, we account for stock-based compensation in accordance with FAS 123R. Under the provisions of FAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Expected volatility is estimated based on implied volatility in market traded options on our common stock with a term greater than one year, along with other factors. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. We disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Estimating probable losses requires analysis of multiple factors, in some cases including judgments about the potential actions of third party claimants and courts. Therefore, actual losses in any future period are inherently uncertain. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations. However, if actual or estimated probable future losses exceed our recorded liability for such claims, we would record additional charges as other (income) expense, net during the period in which the actual loss or change in estimate occurred.

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

When we begin hedging exposures, the type and duration of each hedge depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve months, although at May 31, 2007 we had forward contracts hedging anticipated transactions that will be recognized in as many as 18 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by our European subsidiary. We use forward contracts to hedge non-functional currency denominated payments under intercompany loan agreements. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in euros, British pounds, Japanese yen, Korean won, Canadian dollars and Mexican pesos.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $13.7 million and $17.5 million at May 31, 2007 and May 31, 2006, respectively. The decrease in VaR as of May 31, 2007 occurred due to a lower notional value of outstanding foreign currency derivative instruments as of May 31, 2007 compared to May 31, 2006. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $36.5 million and $34.9 million for fiscal 2007 and fiscal 2006, respectively.

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

	Expected Maturity Date
	Year Ended May 31,
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	—	—	—	—	—	$270.4	$270.4	$270.4
Average interest rate	—	—	—	—	—	5.7%	5.7%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	$29.3	—	—	—	—	—	$29.3	$29.3
Average interest rate	5.1%	—	—	—	—	—	5.1%
U.S. Dollar Functional Currency
Intercompany loan — Japanese yen denominated — Fixed rate
Principal payments	$112.7	32.9	—	—	—	—	$145.6	$145.6
Average interest rate	1.0%	0.8%	—	—	—	—	1.0%
Intercompany loan — Canadian dollar denominated—Fixed rate
Principal payments	$69.6	—	—	—	—	—	$69.6	$69.6
Average interest rate	4.0%	—	—	—	—	—	4.0%
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$5.5	5.5	5.5	5.5	133.0	46.5	$201.5	$210.5
Average interest rate	3.0%	3.1%	3.1%	3.1%	3.0%	2.4%	2.9%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$5.5	5.5	5.5	5.5	133.0	46.5	$201.5	$210.5
Average interest rate	3.0%	3.1%	3.1%	3.1%	3.0%	2.4%	2.9%
U.S. Dollar Functional Currency Long-term U.S. dollar debt — Fixed rate
Principal payments	$25.0	—	25.0	—	—	190.0	$240.0	$232.7
Average interest rate	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%	5.1%

Intercompany loans and related interest amounts eliminate in consolidation. Intercompany loans are generally hedged against foreign exchange risk through the use of forward contracts with third parties, as discussed above.

The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly remeasurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive income upon the consolidation of this subsidiary.

There were no significant changes in debt market risks during fiscal 2007. We did not issue any long-term fixed-rate corporate bonds during fiscal 2007 or 2006; however, in previous years we issued a total of $240 million in long-term fixed-rate corporate bonds that mature between July 2007 and October 2015. Fixed interest rates on these bonds range from 4.7% to 5.66%. For each of the bonds issued, we have entered into interest rate swap agreements whereby we receive fixed interest payments at the same rate as the bonds and pay variable interest payments based on the three-month or six-month LIBOR plus a spread. As a result of the interest rate swap agreements, the average effective interest rate payable on these bonds was 5.38% at May 31, 2007 and 6.07% at May 31, 2006. For $190 million of the issued bonds, the associated swaps have the same notional amount and maturity date as the corresponding bond. These interest rate swaps are accounted for as fair value hedges, so changes in the recorded fair values of the swaps are offset by changes in the recorded fair value of the related debt. The remaining $50 million bond matures in October 2013, whereas the associated interest rate swap expired in October 2006. Accordingly, changes in the fair value of this swap were recorded in net income each period. The recorded fair value of the interest rate swaps accounted for as fair value hedges was a net loss of $2.6 million and $5.6 million at May 31, 2007 and May 31, 2006, respectively, and a $9.0 million gain at May 31, 2005. The change in fair value of the $50 million interest rate swap that expired in October 2006 was not material for the years ended May 31, 2007, 2006 and 2005.

In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8.0 billion Japanese yen. This interest rate swap is not accounted for as a hedge. Accordingly, changes in the fair value of the swap are recorded to net income each period. The change in fair value of the swap was not material for the years ended May 31, 2007, 2006 and 2005.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective as of May 31, 2007.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements, (2) management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2007 and (3) the effectiveness of our internal control over financial reporting as of May 31, 2007, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

We have completed integrated audits of NIKE, Inc.’s consolidated financial statements and of its internal control over financial reporting as of May 31, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective June 1, 2006, the Company changed the manner in which it accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards No. 123R “Share-Based Payment.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Annual Report on Internal Control Over Financial Reporting” appearing under Item 8, that the Company maintained effective internal control over financial reporting as of May 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
July 26, 2007

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2007	2006	2005
	(In millions, except per share data)
Revenues	$16,325.9	$14,954.9	$13,739.7
Cost of sales	9,165.4	8,367.9	7,624.3

Gross margin	7,160.5	6,587.0	6,115.4
Selling and administrative expense	5,028.7	4,477.8	4,221.7
Interest (income) expense, net (Notes 1, 6 and 7)	(67.2)	(36.8)	4.8
Other (income) expense, net (Notes 5 and 16)	(0.9)	4.4	29.1

Income before income taxes	2,199.9	2,141.6	1,859.8
Income taxes (Note 8)	708.4	749.6	648.2

Net income	$1,491.5	$1,392.0	$1,211.6

Basic earnings per common share (Notes 1 and 11)	$2.96	$2.69	$2.31

Diluted earnings per common share (Notes 1 and 11)	$2.93	$2.64	$2.24

Dividends declared per common share	$0.71	$0.59	$0.475

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2007	2006
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$1,856.7	$954.2
Short-term investments	990.3	1,348.8
Accounts receivable, net	2,494.7	2,382.9
Inventories (Note 2)	2,121.9	2,076.7
Deferred income taxes (Note 8)	219.7	203.3
Prepaid expenses and other current assets	393.2	380.1

Total current assets	8,076.5	7,346.0

Property, plant and equipment, net (Note 3)	1,678.3	1,657.7
Identifiable intangible assets, net (Note 4)	409.9	405.5
Goodwill (Note 4)	130.8	130.8
Deferred income taxes and other assets (Note 8)	392.8	329.6

Total assets	$10,688.3	$9,869.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$30.5	$255.3
Notes payable (Note 6)	100.8	43.4
Accounts payable (Note 6)	1,040.3	952.2
Accrued liabilities (Notes 5 and 16)	1,303.4	1,276.0
Income taxes payable	109.0	85.5

Total current liabilities	2,584.0	2,612.4

Long-term debt (Note 7)	409.9	410.7
Deferred income taxes and other liabilities (Note 8)	668.7	561.0
Commitments and contingencies (Notes 14 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ equity:
Common stock at stated value (Note 10):
Class A convertible — 117.6 and 127.8 shares outstanding	0.1	0.1
Class B — 384.1 and 384.2 shares outstanding	2.7	2.7
Capital in excess of stated value	1,960.0	1,447.3
Accumulated other comprehensive income (Note 13)	177.4	121.7
Retained earnings	4,885.2	4,713.4

Total shareholders’ equity	7,025.4	6,285.2

Total liabilities and shareholders’ equity	$10,688.3	$9,869.6

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Cash provided (used) by operations:
Net income	$1,491.5	$1,392.0	$1,211.6
Income charges not affecting cash:
Depreciation	269.7	282.0	257.2
Deferred income taxes	34.1	(26.0)	21.3
Stock-based compensation (Notes 1 and 10)	147.7	11.8	4.9
Amortization and other	0.5	(2.9)	25.6
Income tax benefit from exercise of stock options	—	54.2	63.1
Changes in certain working capital components and other assets and liabilities:
Increase in accounts receivable	(39.6)	(85.1)	(93.5)
Increase in inventories	(49.5)	(200.3)	(103.3)
(Increase) decrease in prepaid expenses and other current assets	(60.8)	(37.2)	71.4
Increase in accounts payable, accrued liabilities and income taxes payable	85.1	279.4	112.4

Cash provided by operations	1,878.7	1,667.9	1,570.7

Cash provided (used) by investing activities:
Purchases of short-term investments	(2,133.8)	(2,619.7)	(1,527.2)
Maturities of short-term investments	2,516.2	1,709.8	1,491.9
Additions to property, plant and equipment	(313.5)	(333.7)	(257.1)
Disposals of property, plant and equipment	28.3	1.6	7.2
Increase in other assets, net of other liabilities	(4.3)	(34.6)	(28.0)
Acquisition of subsidiary, net of cash acquired	—	—	(47.2)

Cash provided (used) by investing activities	92.9	(1,276.6)	(360.4)

Cash provided (used) by financing activities:
Proceeds from issuance of long-term debt	41.8	—	—
Reductions in long-term debt, including current portion	(255.7)	(6.0)	(9.2)
Increase (decrease) in notes payable	52.6	(18.2)	(81.7)
Proceeds from exercise of stock options and other stock issuances	322.9	225.3	226.8
Excess tax benefits from share-based payment arrangements	55.8	—	—
Repurchase of common stock	(985.2)	(761.1)	(556.2)
Dividends — common and preferred	(343.7)	(290.9)	(236.7)

Cash used by financing activities	(1,111.5)	(850.9)	(657.0)

Effect of exchange rate changes	42.4	25.7	6.8

Net increase (decrease) in cash and equivalents	902.5	(433.9)	560.1
Cash and equivalents, beginning of year	954.2	1,388.1	828.0

Cash and equivalents, end of year	$1,856.7	$954.2	$1,388.1

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$60.0	$54.2	$33.9
Income taxes	601.1	752.6	585.3
Dividends declared and not paid	92.9	79.4	65.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2004	155.2	$0.1	371.0	$2.7	$882.3	$(86.3)	$3,982.9	$4,781.7
Stock options exercised			8.8		272.2			272.2
Conversion to Class B Common Stock	(11.4)		11.4					—
Repurchase of Class B Common Stock			(13.8)		(8.3)		(547.9)	(556.2)
Dividends on Common stock ($0.475 per share)							(249.4)	(249.4)
Issuance of shares to employees			1.0		21.9			21.9
Stock-based compensation (Note 10):					4.9			4.9
Forfeiture of shares from employees					(1.5)		(0.7)	(2.2)
Comprehensive income (Note 13):
Net income							1,211.6	1,211.6
Other comprehensive income (net of tax expense of $40.2):
Foreign currency translation						70.1		70.1
Adjustment for fair value of hedge derivatives						89.6		89.6

Comprehensive income						159.7	1,211.6	1,371.3

Balance at May 31, 2005	143.8	$0.1	378.4	$2.7	$1,171.5	$73.4	$4,396.5	$5,644.2

Stock options exercised			8.0		253.7			253.7
Conversion to Class B Common Stock	(16.0)		16.0					—
Repurchase of Class B Common Stock			(19.0)		(11.3)		(769.9)	(781.2)
Dividends on Common stock ($0.59 per share)							(304.9)	(304.9)
Issuance of shares to employees			1.0		26.9			26.9
Stock-based compensation (Note 10):					11.8			11.8
Forfeiture of shares from employees			(0.2)		(5.3)		(0.3)	(5.6)
Comprehensive income (Note 13):
Net income							1,392.0	1,392.0
Other comprehensive income (net of tax benefit of $37.8):
Foreign currency translation						87.1		87.1
Adjustment for fair value of hedge derivatives						(38.8)		(38.8)

Comprehensive income						48.3	1,392.0	1,440.3

Balance at May 31, 2006	127.8	$0.1	384.2	$2.7	$1,447.3	$121.7	$4,713.4	$6,285.2

Stock options exercised			10.7		349.7			349.7
Conversion to Class B Common Stock	(10.2)		10.2					—
Repurchase of Class B Common Stock			(22.1)		(13.2)		(962.0)	(975.2)
Dividends on Common stock ($0.71 per share)							(357.2)	(357.2)
Issuance of shares to employees			1.2		30.1			30.1
Stock-based compensation (Note 10):					147.7			147.7
Forfeiture of shares from employees			(0.1)		(1.6)		(0.5)	(2.1)
Comprehensive income (Note 13):
Net income							1,491.5	1,491.5
Other comprehensive income (net of tax benefit of $0.5):
Foreign currency translation						84.6		84.6
Adjustment for fair value of hedge derivatives						(16.7)		(16.7)

Comprehensive income						67.9	1,491.5	1,559.4
Adoption of FAS 158 (net of tax benefit of $5.4) (Note 12):						(12.2)		(12.2)

Balance at May 31, 2007	117.6	$0.1	384.1	$2.7	$1,960.0	$177.4	$4,885.2	$7,025.4

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

Stock Split

On February 15, 2007 the Board of Directors declared a two-for-one stock split of the Company’s Class A and Class B common shares, which was effected in the form of a 100% common stock dividend distributed on April 2, 2007. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the two-for-one stock split.

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

A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses or other assets depending on the period to which the prepayment applies.

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

Total advertising and promotion expenses were $1,912.4 million, $1,740.2 million, and $1,600.7 million for the years ended May 31, 2007, 2006 and 2005, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other assets totaled $253.0 million and $177.1 million at May 31, 2007 and 2006, respectively.

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and equivalents approximate fair value.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

Short-term investments consist of highly liquid investments, primarily U.S. Treasury debt securities, with maturities over three months from the date of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost. Available-for-sale debt securities are recorded at fair value with any net unrealized gains and losses reported, net of tax, in other comprehensive income. Realized gains or losses are determined based on the specific identification method. The Company holds no investments considered to be trading securities. Amortized cost of both available-for-sale and held-to-maturity debt securities approximates fair market value due to their short maturities. Substantially all short-term investments held at May 31, 2007 have remaining maturities of 180 days or less. Included in interest (income) expense, net for the years ended May 31, 2007, 2006, and 2005, was interest income of $116.9 million, $87.3 million and $34.9 million, respectively, related to short-term investments and cash and equivalents.

Allowance for Uncollectible Accounts Receivable

Accounts receivable consists principally of amounts receivable from customers. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than twelve months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $71.5 million and $67.6 million at May 31, 2007 and 2006, respectively, of which $33.3 million and $29.2 million was recorded in other assets.

Inventory Valuation

Inventories related to our wholesale operations are stated at lower of cost or market and valued on a first-in, first-out (“FIFO”) or moving average cost basis. Inventories related to our retail operations are stated at the lower of average cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventories at cost is calculated by applying a cost-to-retail ratio to the retail value inventories. Permanent and point of sale markdowns, when recorded, reduce both the retail and cost components of inventory on hand so as to maintain the already established cost-to-retail relationship.

Property, Plant and Equipment and Depreciation

Property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is determined on a straight-line basis for buildings and leasehold improvements over 2 to 40 years and for machinery and equipment over 2 to 15 years. Computer software (including, in some cases, the cost of internal labor) is depreciated on a straight-line basis over 3 to 10 years.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identifiable Intangible Assets and Goodwill

Goodwill and intangible assets with indefinite lives are not amortized but instead are measured for impairment at least annually in the fourth quarter, or when events indicate that an impairment exists. As required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” (“FAS 142”), in the Company’s impairment test of goodwill, the Company compares the fair value of the applicable reporting unit to its carrying value. The Company estimates the fair value of its reporting units by using a combination of discounted cash flow analysis and comparisons with the market values of similar publicly traded companies. If the carrying value of the reporting unit exceeds the estimate of fair value, the Company calculates the impairment as the excess of the carrying value of goodwill over its implied fair value. In the impairment tests for indefinite-lived intangible assets, the Company compares the estimated fair value of the indefinite-lived intangible assets to the carrying value. The Company estimates the fair value of indefinite-lived intangible assets and trademarks using the relief from royalty approach, which is a standard form of discounted cash flow analysis used for the valuation of trademarks. If the carrying value exceeds the estimate of fair value, the Company calculates impairment as the excess of the carrying value over the estimate of fair value.

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

Transaction gains and losses generated by the effect of foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other (income) expense, net, in the period in which they occur.

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

Stock-Based Compensation

On June 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“FAS 123R”) which requires the Company to record expense for stock-based compensation to employees using a fair value method. Under FAS 123R, the Company estimates the fair value of options granted under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”) (see Note 10) and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as selling and administrative expense in the Consolidated Statements of Income over the vesting period using the straight-line method.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, the Company’s Consolidated Statement of Income for the year ended May 31, 2007 includes (1) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and (2) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

The following table summarizes the effects of applying FAS 123R during the year ended May 31, 2007. The resulting stock-based compensation expense primarily relates to stock options.

(in millions, except per share data)
Addition to selling and administrative expense	$141.9
Reduction to income tax expense	(45.2)

Reduction to net income(1)	$96.7

Reduction to earnings per share:
Basic	$0.19
Diluted	$0.18

(1)

In accordance with FAS 123R, stock-based compensation expense reported during the year ended May 31, 2007, includes $24.2 million, net of tax, or $0.04 per diluted share, of accelerated stock-based compensation expense recorded for employees eligible for accelerated stock option vesting upon retirement.

Prior to the adoption of FAS 123R, the Company used the intrinsic value method to account for stock options and ESPP shares in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by FAS 123. If the Company had instead accounted for stock options and ESPP shares issued to employees using the fair value method prescribed by FAS 123 during the years ended May 31, 2006 and 2005 the Company’s pro forma net income and pro forma earnings per share would have been reported as follows:

	Year Ended May 31,
	2006	2005
	(In millions, except per share data)
Net income as reported	$1,392.0	$1,211.6
Add: Stock option expense included in reported net income, net of tax	0.2	0.6
Deduct: Total stock option and ESPP expense under fair value based method for all awards, net of tax(1)	(76.8)	(64.1)

Pro forma net income	$1,315.4	$1,148.1

Earnings per share:
Basic — as reported	$2.69	$2.31
Basic — pro forma	2.54	2.19
Diluted — as reported	2.64	2.24
Diluted — pro forma	2.50	2.14

(1)

Accelerated stock-based compensation expense for options subject to accelerated vesting due to employee retirement is not included in the pro forma figures shown above for the years ended May 31, 2006 and 2005. This disclosure reflects the expense of such options ratably over the stated vesting period or upon actual employee retirement. Had the Company recognized the fair value for such stock options on an accelerated

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis in this pro forma disclosure, the Company would have recognized additional stock-based compensation expense of $17.5 million, net of tax, or $0.03 per diluted share for the year ended May 31, 2006 and $21.8 million, net of tax, or $0.04 per diluted share for the year ended May 31, 2005.

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company is following the alternative transition method discussed in FASB Staff Position No. 123R-3, “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards.”

See Note 10 for more information on the Company’s stock programs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries that are expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. See Note 8 for further discussion.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2007 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 requires disclosure of the method of accounting for the applicable assessed taxes and the amount of assessed taxes that are included in revenues if they are accounted for under the gross method. EITF 06-3 was adopted in the fourth quarter ended May 31, 2007; however, since the Company presents revenues net of any taxes collected from customers, no additional disclosures were required.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. The Company adopted the provisions of FAS 158 in the fourth quarter ended May 31, 2007. See Note 12 for additional details.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires public companies to quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement as material, when all relevant quantitative and qualitative factors are considered. The adoption of SAB 108 at May 31, 2007 did not have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The provisions of FIN 48 are effective for the fiscal year beginning June 1, 2007. The Company has evaluated the impact of the provisions of FIN 48 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In June 2006, the FASB ratified the consensus reached on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 clarifies recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The provisions of EITF 06-2 are effective for the fiscal year beginning June 1, 2007 and will be applied through a cumulative effect adjustment to retained earnings. The Company has evaluated the provisions of EITF 06-2 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. The Company is currently evaluating the impact of the provisions of FAS 159.

Note 2 — Inventories

Inventory balances of $2,121.9 million and $2,076.7 million at May 31, 2007 and 2006, respectively, were substantially all finished goods.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	May 31,
	2007	2006
	(In millions)
Land	$193.8	$195.9
Buildings	840.9	842.6
Machinery and equipment	1,817.2	1,661.7
Leasehold improvements	672.8	626.7
Construction in process	94.4	81.4

	3,619.1	3,408.3
Less accumulated depreciation	1,940.8	1,750.6

	$1,678.3	$1,657.7

Capitalized interest was not material for the years ended May 31, 2007, 2006 and 2005.

Note 4 — Identifiable Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of May 31, 2007 and May 31, 2006:

	May 31, 2007			May 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$44.1	$(12.3)	$31.8	$34.1	$(10.5)	$23.6
Trademarks	49.8	(17.5)	32.3	46.4	(11.8)	34.6
Other	21.6	(17.3)	4.3	21.5	(15.7)	5.8

Total	$115.5	$(47.1)	$68.4	$102.0	$(38.0)	$64.0

Unamortized intangible assets — Trademarks			$341.5			$341.5

Total			$409.9			$405.5

Goodwill			$130.8			$130.8

Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $9.9 million, $9.8 million and $9.3 million for the years ended May 31, 2007, 2006, and 2005, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2008 through May 31, 2012 is as follows: 2008: $9.7 million; 2009: $8.7 million; 2010: $8.2 million; 2011: $7.7 million; 2012: $6.9 million.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2007	2006
	(In millions)
Compensation and benefits, excluding taxes	$451.6	$427.2
Endorser compensation	139.9	124.7
Taxes other than income taxes	133.4	115.1
Dividends payable	92.9	79.5
Fair value of derivatives	90.5	111.2
Import and logistics costs	81.4	63.3
Advertising and marketing	70.6	75.4
Converse arbitration(1)	—	51.9
Other(2)	243.1	227.7

	$1,303.4	$1,276.0

(1)

The Converse arbitration relates to a charge taken during the fourth quarter ended May 31, 2006 as a result of a contract dispute between Converse and a former South American licensee. The dispute was settled during the first quarter ended August 31, 2006.

(2)	Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at May 31, 2007 or 2006.

Note 6 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2007 and 2006, are summarized below:

	May 31,
	2007			2006
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)
Notes payable:
U.S. operations	$14.6	0.00	%(1)	$21.0	0.00	%(1)
Non-U.S. operations	86.2	9.85%		22.4	7.72%

	$100.8			$43.4

Sojitz America	$44.6	6.09%		$69.7	5.83%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value.

The Company purchases through Sojitz America certain athletic footwear, apparel and equipment it acquires from non-U.S. suppliers. These purchases are for the Company’s operations outside of the United States, the Europe, Middle East, and Africa Region and Japan. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had no borrowings outstanding under its commercial paper program at May 31, 2007 and 2006.

In December 2006, the Company entered into a $1 billion multi-year credit facility that replaced the Company’s previous $750 million facility. The facility matures in December 2011, and can be extended for one additional year on both the first and second anniversary date for a total extension of two years. Based on the Company’s current long-term senior unsecured debt ratings, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.15%. The facility fee is 0.05% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2007. No amounts were outstanding under these facilities as of May 31, 2007 or 2006.

In January 2007, one of the Company’s Japanese subsidiaries entered into a 3.0 billion yen (approximately $24.7 million as of May 31, 2007) loan facility that replaced certain intercompany borrowings. The interest rate on the facility is based on the six-month Japanese Yen LIBOR plus a spread, resulting in an all-in rate of 0.805% at May 31, 2007. The facility expires December 31, 2007 unless both parties agree to an extension.

Note 7 — Long-Term Debt

Long-term debt includes the following:

	May 31,
	2007	2006
	(In millions)
5.5% Corporate Bond, payable August 15, 2006	$—	$249.3
4.8% Corporate Bond, payable July 9, 2007	25.0	24.7
5.375% Corporate Bond, payable July 8, 2009	24.8	24.6
5.66% Corporate Bond, payable July 23, 2012	24.8	24.6
5.4% Corporate Bond, payable August 7, 2012	14.6	14.4
4.7% Corporate Bond, payable October 1, 2013	50.0	50.0
5.15% Corporate Bonds, payable October 15, 2015	99.6	98.2
4.3% Japanese yen note, payable June 26, 2011	86.4	93.8
1.5% Japanese yen note, payable February 14, 2012	41.1	—
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	51.2	59.7
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	22.9	26.6
Other	—	0.1

Total	440.4	666.0
Less current maturities	30.5	255.3

	$409.9	$410.7

The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $443.2 million at May 31, 2007 and $674.0 million at May 31, 2006.

The Company had interest rate swap agreements with the same notional amount and maturity dates as the $250.0 million corporate bond that matured on August 15, 2006, whereby the Company received fixed interest payments at the same rate as the bond and paid variable interest payments based on the three-month LIBOR plus a spread. The interest rate payable on these swap agreements was approximately 6.6% at May 31, 2006.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. The Company has a medium-term note program under the shelf registration (“medium-term note program”) that allows the Company to issue up to $500 million in medium-term notes. The Company has issued $240 million in medium-term notes under this program. During the years ended May 31, 2007 and 2006, no notes were issued under the medium-term note program. The issued notes have coupon rates that range from 4.70% to 5.66%. The maturities range from July 9, 2007 to October 15, 2015. For each of these notes, except for the swap for the $50 million note maturing October 1, 2013, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. The swap for the $50 million note maturing October 1, 2013, expired October 2, 2006. At May 31, 2007, the interest rates payable on these swap agreements range from approximately 5.2% to 5.9%.

In June 1996, one of the Company’s Japanese subsidiaries, NIKE Logistics YK, borrowed 10.5 billion Japanese yen in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

In July 1999, NIKE Logistics YK assumed 13.0 billion in Japanese yen loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly.

In February 2007, NIKE Logistics YK entered into a 5.0 billion yen (approximately $41.1 million at May 31, 2007) term loan maturing February 14, 2012 that replaces certain intercompany borrowings. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

Amounts of long-term debt maturities in each of the years ending May 31, 2008 through 2012 are $30.5 million, $5.5 million, $30.5 million, $5.5 million and $133.0 million, respectively.

Note 8 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Income before income taxes:
United States	$805.1	$838.6	$755.5
Foreign	1,394.8	1,303.0	1,104.3

	$2,199.9	$2,141.6	$1,859.8

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is as follows:

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Current:
United States
Federal	$352.6	$359.0	$279.6
State	59.6	60.6	50.7
Foreign	261.9	356.0	292.5

	674.1	775.6	622.8

Deferred:
United States
Federal	38.7	(4.2)	21.9
State	(4.8)	(6.8)	(5.3)
Foreign	0.4	(15.0)	8.8

	34.3	(26.0)	25.4

	$708.4	$749.6	$648.2

Deferred tax (assets) and liabilities are comprised of the following:

	May 31,
	2007	2006
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$(12.4)	$(10.9)
Inventories	(45.8)	(43.9)
Sales return reserves	(42.1)	(39.4)
Deferred compensation	(132.5)	(110.6)
Stock-based compensation	(30.3)	—
Reserves and accrued liabilities	(46.2)	(50.6)
Property, plant, and equipment	(16.3)	(28.6)
Foreign loss carryforwards	(37.5)	(29.2)
Foreign tax credit carryforwards	(3.4)	(9.5)
Hedges	(26.2)	(25.5)
Other	(33.0)	(29.1)

Total deferred tax assets	(425.7)	(377.3)

Valuation allowance	42.3	36.6

Total deferred tax assets after valuation allowance	(383.4)	(340.7)

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	232.6	135.3
Property, plant and equipment	66.1	91.4
Intangibles	97.2	96.8
Hedges	2.5	7.8
Other	17.8	12.5

Total deferred tax liabilities	416.2	343.8

Net deferred tax liability	$32.8	$3.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.6	1.5	1.8
Foreign earnings	(4.1)	(1.5)	(2.8)
Other, net	(0.3)	—	0.9

Effective income tax rate	32.2%	35.0%	34.9%

The effective tax rate for the year ended May 31, 2007 of 32.2% has decreased from the fiscal 2006 effective tax rate of 35%. The decrease is primarily due to a European tax agreement entered into during the three months ended November 30, 2006. The Company recorded a retroactive benefit for the European tax agreement during the year ended May 31, 2007.

During the quarter ended November 30, 2005, the Company’s CEO and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004 (the “Act”) to repatriate $500 million of foreign earnings in fiscal 2006. The Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. A $500 million repatriation was made during the quarter ended May 31, 2006 comprised of both foreign earnings for which U.S. taxes have previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the years ended May 31, 2007, 2006 and 2005.

The Company has indefinitely reinvested approximately $1,185.0 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. The amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings was approximately $248.3 million as of May 31, 2007.

Deferred tax assets at May 31, 2007 and 2006 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized.

During the years ended May 31, 2007, 2006, and 2005, income tax benefits attributable to employee stock-based compensation transactions of $56.6 million, $54.2 million, and $63.1 million, respectively, were allocated to shareholders’ equity.

Note 9 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2007, 2006 and 2005. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Common Stock

The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 350 million and 1.5 billion, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors.

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 132 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, stock bonuses and the issuance and sale of restricted stock. The exercise price for non-statutory stock options, stock appreciation rights and the grant price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. The committee has granted substantially all stock options and restricted stock at 100% of the market price on the date of grant. Substantially all stock option grants outstanding under the 1990 plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.

The weighted average fair value per share of the options granted during the years ended May 31, 2007, 2006 and 2005, as computed using the Black-Scholes pricing model, was $8.80, $9.68 and $13.95, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2007	2006	2005
Dividend yield	1.6%	1%	1%
Expected volatility	19%	21%	42%
Weighted average expected life (in years)	5.0	4.5	5.0
Risk-free interest rate	5.0%	4.0%	3.7%

For the years ended May 31, 2007 and 2006, the Company estimated the expected volatility based on the implied volatility in market traded options on the Company’s common stock with a term greater than one year, along with other factors. For the year ended May 31, 2005, the Company estimated the expected volatility based on the historical volatility of the Company’s common stock. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under the plan discussed above:

	Shares	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2004	37.6	$23.71
Exercised	(8.8)	23.17
Forfeited	(0.9)	26.33
Granted	10.8	36.96

Options outstanding May 31, 2005	38.7	27.49
Exercised	(8.0)	24.68
Forfeited	(1.8)	35.75
Granted	11.5	43.68

Options outstanding May 31, 2006	40.4	32.31
Exercised	(10.7)	27.55
Forfeited	(1.6)	37.17
Granted	11.6	39.54

Options outstanding May 31, 2007	39.7	$35.50
Options exercisable at May 31,
2005	14.7	$23.01
2006	16.6	25.68
2007	15.3	29.52

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2007 was 7.2 years and 5.4 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2007 was $843.7 million and $417.0 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2007, 2006 and 2005 was $204.9 million, $144.0 million and $145.7 million, respectively.

As of May 31, 2007, the Company had $132.4 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.1 years.

In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the ending of the offering period. During the years ended May 31, 2007, 2006 and 2005, employees purchased 0.8 million, 0.8 million and 0.6 million shares, respectively.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2007, 2006 and 2005 were 345,000, 141,000 and 229,000 with weighted average prices of $39.38, $43.38 and $44.65, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
	2007	2006	2005
	(in millions)
Stock options	$134.9	$0.3	$1.0
ESPPs	7.0	—	—
Restricted stock(1)	5.8	11.5	3.9

Total stock-based compensation expense	$147.7	$11.8	$4.9

(1)	The expense related to restricted stock awards was included in selling and administrative expense in prior years and was not affected by the adoption of FAS 123R.

During the years ended May 31, 2007, 2006 and 2005, the Company also granted shares of stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. The LTIP provides for the issuance of up to 2.0 million shares of Class B Common Stock. Under the LTIP, awards are made to certain executives in their choice of either cash or stock, based on performance targets established over three-year time periods. Once performance targets are achieved, cash or shares of stock are issued. The shares are immediately vested upon grant. The value of the shares is established by the market price on the date of issuance. Under the LTIP, 3,000, 6,000 and 8,000 shares with a price of $38.84, $40.79 and $34.85, respectively, were issued during the years ended May 31, 2007, 2006 and 2005 for the plan years ended May 31, 2006, 2005 and 2004, respectively. The Company recognized nominal expense related to the shares issued during the years ended May 31, 2007 and 2006, and $0.1 million during the year ended May 31, 2005. The Company recognized $30.0 million, $21.7 million and $22.1 million of selling and administrative expense related to the cash awards during the years ended May 31, 2007, 2006 and 2005, respectively. During the year ended May 31, 2007, LTIP participants agreed to amend their grant agreements to eliminate the ability to receive payments in shares of stock, so shares of stock are no longer awarded. Beginning with the plan year ended May 31, 2007, cash will be awarded if performance targets are achieved.

Note 11 — Earnings Per Share

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 9.5 million, 11.3 million and 0.5 million shares of common stock were outstanding at May 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Year Ended May 31,
	2007	2006	2005
	(In millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	503.8	518.0	525.2
Assumed conversion of dilutive stock options and awards	6.1	9.6	15.4

Diluted weighted average common shares outstanding	509.9	527.6	540.6

Basic earnings per common share	$2.96	$2.69	$2.31

Diluted earnings per common share	$2.93	$2.64	$2.24

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $31.8 million, $33.2 million, and $29.1 million were made to the plans and are included in selling and administrative expenses in the consolidated financial statements for the years ended May 31, 2007, 2006 and 2005, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $24.9 million, $22.5 million, and $20.3 million for the years ended May 31, 2007, 2006 and 2005, respectively, and are included in selling and administrative expenses.

The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. Upon adoption of FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” on May 31, 2007, the Company recorded a liability of $17.6 million related to the unfunded pension liabilities of the plans.

Note 13 — Comprehensive Income

Comprehensive income is as follows:

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Net income	$1,491.5	$1,392.0	$1,211.6
Other comprehensive income:
Change in cumulative translation adjustment and other (net of tax (expense) benefit of ($5.4) in 2007, $19.7 in 2006, and $3.9 in 2005)	84.6	87.1	70.1
Changes due to cash flow hedging instruments (Note 16):
Net loss on hedge derivatives (net of tax benefit of $9.5 in 2007, $2.8 in 2006 and $28.7 in 2005)	(38.1)	(5.6)	(54.0)
Reclassification to net income of previously deferred losses and (gains) related to hedge derivatives (net of tax expense (benefit) of ($3.6) in 2007, $15.3 in 2006 and ($72.8) in 2005)	21.4	(33.2)	143.6

Other comprehensive income	67.9	48.3	159.7

Total comprehensive income	$1,559.4	$1,440.3	$1,371.3

The components of accumulated other comprehensive income are as follows:

	May 31,
	2007	2006
	(In millions)
Cumulative translation adjustment and other(1)	$234.3	$161.9
Net deferred loss on hedge derivatives	(56.9)	(40.2)

	$177.4	$121.7

(1)	Cumulative translation adjustment and other for the year ended May 31, 2007 includes a $12.2 million net-of-tax adjustment relating to the adoption of FAS 158. See Note 12 for additional details.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-seven years after May 31, 2007. Rent expense was $285.2 million, $252.0 million and $232.6 million for the years ended May 31, 2007, 2006 and 2005, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2008 through 2012 are $260.9 million, $219.9 million, $183.3 million, $156.7 million, $128.4 million, respectively, and $587.0 million in later years.

As of May 31, 2007 and 2006, the Company had letters of credit outstanding totaling $165.9 million and $347.6 million, respectively. These letters of credit were generally issued for the purchase of inventory.

In connection with various contracts and agreements, the Company provides routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items that fall under the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to the Company’s financial position or results of operations.

In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Note 15 — Acquisitions

In August 2004, the Company acquired 100% of the equity interests in Official Starter LLC and Official Starter Properties LLC (collectively “Official Starter”). The Exeter Brands Group LLC, a wholly-owned subsidiary of the Company, was formed soon thereafter to develop the Company’s business in retail channels serving value-conscious consumers and to operate the Official Starter business. The acquisition was accounted for under the purchase method of accounting. The cash purchase price, including acquisition costs net of cash acquired, was $47.2 million. All assets and liabilities of Exeter Brands Group were initially recorded in the Company’s Consolidated Balance Sheet based on their estimated fair values at the date of acquisition. The results of Exeter Brands Group’s operations have been included in the consolidated financial statements since the date of acquisition as part of the Company’s Other operating segment. The pro forma effect of the acquisition on the combined results of operations was not significant.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Substantially all derivatives outstanding as of May 31, 2007 and 2006 are designated as either cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets, depending on the instrument’s maturity date. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities. All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. Fair value hedges are recorded in net income and are offset by the change in fair value of the underlying asset or liability being hedged.

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

Derivatives used by the Company to hedge foreign currency exchange risks are forward exchange contracts and options. Hedged transactions are denominated primarily in euros, British pounds, Japanese yen, Korean won, Canadian dollars and Mexican pesos. The Company hedges up to 100% of anticipated exposures typically twelve months in advance, but has hedged as much as 32 months in advance. When intercompany loans are hedged, it is typically for their expected duration.

Substantially all foreign currency derivatives outstanding as of May 31, 2007 and 2006 qualify for and are designated as foreign-currency cash flow hedges, including those hedging foreign currency denominated firm commitments.

Changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other (income) expense, net when the securities are sold.

Results of hedges of anticipated intercompany transactions are recorded in other (income) expense, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other (income) expense, net currently together with the transaction gain or loss from the hedged balance sheet position. Net foreign currency transaction gains and losses, which includes hedge results captured in revenues, cost of sales, selling and administrative expense and other (income) expense, net, were a $27.9 million loss, a $49.9 million gain, and a $217.8 million loss for the years ended May 31, 2007, 2006, and 2005, respectively.

Premiums paid on options are initially recorded as deferred charges. The Company assesses effectiveness on options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2007, $52.8 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2007, the maximum term over which the Company is hedging exposures to the variability of cash flows for all forecasted and recorded transactions is 18 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. Any hedge ineffectiveness is recorded in other (income) expense, net. Effectiveness for cash flow hedges is assessed based on forward rates.

For each of the years ended May 31, 2007, 2006 and 2005, the Company recorded in other (income) expense, net an insignificant loss representing the total ineffectiveness of all derivatives. Net income for each of the years ended May 31, 2007, 2006 and 2005 was not materially affected due to discontinued hedge accounting.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.

Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2007, 2006 and 2005.

As discussed in Note 7, during the year ended May 31, 2004, the Company issued a $50 million medium-term note maturing October 1, 2013 and simultaneously entered into a receive-fixed, pay-variable interest rate swap with the same notional amount and fixed interest rate as the note. However, the swap expired

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

October 2, 2006. This interest rate swap was not accounted for as a fair value hedge. Accordingly, changes in the fair value of the swap were recorded to net income each period as a component of other (income) expense, net. The change in the fair value of the swap was not material for the years ended May 31, 2007, 2006 and 2005.

In fiscal 2003, the Company entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a fair value hedge. Accordingly, changes in the fair value of the swap are recorded to net income each period as a component of other (income) expense, net. The change in the fair value of the swap was not material for the years ended May 31, 2007, 2006 and 2005.

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,
	2007	2006
	(In millions)
Unrealized Gains:
Foreign currency exchange contracts and options	$43.5	$75.7
Interest rate swaps	0.5	0.9
Unrealized (Losses):
Foreign currency exchange contracts and options	(90.6)	(122.2)
Interest rate swaps	(2.6)	(6.0)

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

Note 17 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan, Converse, Exeter Brands Group (beginning August 11, 2004), Hurley, NIKE Bauer Hockey, and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

Where applicable, “Corporate” represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, certain currency exchange rate gains and losses on transactions and intercompany eliminations for specific income statement items in the Consolidated Statements of Income.

Additions to long-lived assets as presented in the following table represent capital expenditures.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassed to conform to fiscal 2007 presentation.

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Net Revenue
United States	$6,107.1	$5,722.5	$5,129.3
Europe, Middle East and Africa	4,723.3	4,326.6	4,281.6
Asia Pacific	2,283.4	2,053.8	1,897.3
Americas	952.5	904.9	695.8
Other	2,259.6	1,947.1	1,735.7

	$16,325.9	$14,954.9	$13,739.7

Pre-tax Income
United States	$1,300.3	$1,244.5	$1,127.9
Europe, Middle East and Africa	1,000.7	960.7	917.5
Asia Pacific	483.7	412.5	399.8
Americas	187.4	172.6	116.5
Other	303.7	153.6	154.8
Corporate	(1,075.9)	(802.3)	(856.7)

	$2,199.9	$2,141.6	$1,859.8

Additions to Long-lived Assets
United States	$67.3	$59.8	$54.8
Europe, Middle East and Africa	94.9	73.6	38.8
Asia Pacific	20.7	16.8	22.0
Americas	5.3	6.9	6.8
Other	36.0	33.2	31.3
Corporate	89.3	143.4	103.4

	$313.5	$333.7	$257.1

Depreciation
United States	$45.4	$54.2	$49.0
Europe, Middle East and Africa	47.4	46.9	45.2
Asia Pacific	25.2	28.4	28.3
Americas	6.1	6.4	4.0
Other	28.2	29.0	28.5
Corporate	117.4	117.1	102.2

	$269.7	$282.0	$257.2

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Accounts Receivable, net
United States	$806.8	$717.2	$627.0
Europe, Middle East and Africa	739.1	703.3	711.4
Asia Pacific	296.6	319.7	309.8
Americas	184.1	174.5	168.7
Other	404.9	410.0	394.0
Corporate	63.2	58.2	39.0

	$2,494.7	$2,382.9	$2,249.9

Inventories
United States	$796.0	$725.9	$639.9
Europe, Middle East and Africa	554.5	590.1	496.5
Asia Pacific	214.1	238.3	228.9
Americas	132.0	147.6	96.8
Other	378.7	330.5	316.2
Corporate	46.6	44.3	32.8

	$2,121.9	$2,076.7	$1,811.1

Property, Plant and Equipment, net
United States	$232.7	$219.3	$216.0
Europe, Middle East and Africa	325.4	266.6	230.0
Asia Pacific	326.1	354.8	380.4
Americas	16.9	17.0	15.7
Other	103.6	98.2	93.4
Corporate	673.6	701.8	670.3

	$1,678.3	$1,657.7	$1,605.8

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC (beginning August 11, 2004), Hurley International LLC, NIKE Bauer Hockey Corp., and NIKE Golf.

	Year Ended May 31,
	2007	2006	2005
	(In millions)
Footwear	$8,514.0	$7,965.9	$7,299.7
Apparel	4,576.5	4,168.0	3,879.4
Equipment	975.8	873.9	824.9
Other	2,259.6	1,947.1	1,735.7

	$16,325.9	$14,954.9	$13,739.7

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the United States were $7,593.7 million, $7,019.0 million, and $6,284.5 million, for the years ended May 31, 2007, 2006, and

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, respectively. The Company’s largest concentrations of long-lived assets are in the United States and Japan. Long-lived assets attributable to operations in the United States, which are comprised of net property, plant & equipment were $991.3 million, $998.2 million, and $956.6 million at May 31, 2007, 2006, and 2005, respectively. Long-lived assets attributable to operations in Japan were $260.6 million, $296.3 million, and $321.0 million at May 31, 2007, 2006, and 2005, respectively.

Major Customers.    During the years ended May 31, 2007, 2006 and 2005, revenues derived from Foot Locker, Inc. represented 10 percent, 10 percent and 11 percent of the Company’s consolidated revenues, respectively. Sales to this customer are included in all segments of the Company.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2007.

“Management’s Annual Report on Internal Control Over Financial Reporting” and the related attestation report of PricewaterhouseCoopers LLP are included in Item 8 on pages 46-49 of this Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

No disclosure is required under this Item.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Election of Directors” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by Item 402 of Regulation S-K regarding executive compensation is included under “Director Compensation for Fiscal 2007,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Stock Holdings of Certain Owners and Management” and under “Equity Compensation Plans” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is included under “Transactions with Related Persons” and “Board of directors and Committees” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by Item 404 of Regulation S-K is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2007 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 20, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s 5.5% Notes and form of 5.5% Note (incorporated by reference to Exhibits 4.2 and 4.3 of the Company’s Current Report on Form 8-K dated August 17, 2001).

4.5	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K dated May 29, 2002).

4.6	Credit Agreement dated as of December 1, 2006 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2006).

10.1	Form of Non-statutory Stock Option Agreement for options granted to non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 21, 1987).

10.3	NIKE, Inc. 1990 Stock Incentive Plan.*

10.4	NIKE, Inc. Executive Performance Sharing Plan.*

10.5	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to the Company’s definitive proxy statement filed in connection with its annual meeting of shareholders held on September 18, 2002).*

10.6	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective January 1, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 19, 2006).*

10.7	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.8	Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated February 28, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed March 6, 2006).*

10.9	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated December 28, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 30, 2004).*

10.10	Form of Non-Statutory Stock Option Agreement for options granted to executives under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).*

10.11	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007).*

10.12	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.13	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.14	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.15	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Wells Fargo Brokerage Services, LLC, as Dealer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.16	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.17	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Gary DeStefano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006).*

10.18	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Adam Helfant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006).*

10.19	Employment Agreement between NIKE, Inc. and Adam Helfant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 21, 2006).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Allowance for doubtful accounts (current and non-current)(1)
For the year ended May 31, 2005	$95.3	$33.5	$1.8	$(50.2)	$80.4
For the year ended May 31, 2006	80.4	13.6	1.8	(28.2)	67.6
For the year ended May 31, 2007	67.6	18.5	1.6	(16.2)	71.5

(1)	The non-current portion of the allowance for doubtful accounts is classified in deferred income taxes and other assets on the consolidated balance sheet.

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (333-71324) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-104824, 333-117059, and 333-133360) of NIKE, Inc. of our report dated July 26, 2007 relating to the financial statements, financial statement schedule, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 26, 2007

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER	Director, Chief Executive Officer and President	July 27, 2007
Mark G. Parker

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR	Chief Financial Officer	July 27, 2007
Donald W. Blair

Directors:

/s/ PHILIP H. KNIGHT	Director	July 27, 2007
Philip H. Knight

/s/ JOHN G. CONNORS	Director	July 27, 2007
John G. Connors

/s/ JILL K. CONWAY	Director	July 27, 2007
Jill K. Conway

/s/ TIMOTHY D. COOK	Director	July 27, 2007
Timothy D. Cook

Director
Ralph D. DeNunzio

/s/ ALAN B. GRAF, JR.	Director	July 27, 2007
Alan B. Graf, Jr.

S-1

Signature	Title	Date

/s/ DOUGLAS G. HOUSER	Director	July 27, 2007
Douglas G. Houser

/s/ JEANNE P. JACKSON	Director	July 27, 2007
Jeanne P. Jackson

/s/ JOHNATHAN A. RODGERS	Director	July 27, 2007
Johnathan A. Rodgers

/s/ ORIN C. SMITH	Director	July 27, 2007
Orin C. Smith

/s/ JOHN R. THOMPSON, JR.	Director	July 27, 2007
John R. Thompson, Jr.

S-2