Form 10-Q
period 2007-10-03
NIKE INC
filed 2007-10-04
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended August 31, 2007
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
                                    ___        ___

Common Stock shares outstanding as of August 31, 2007 were:
                                       _______________

                            Class A        107,510,250
                            Class B        391,230,757
                                       _______________
                                           498,741,007
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      August 31,    May 31,
                                                         2007        2007
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $1,973.9    $1,856.7
     Short-term investments                               817.4       990.3
     Accounts receivable, net                           2,774.1     2,494.7
     Inventories (Note 2)                               2,154.9     2,121.9
     Deferred income taxes                                220.3       219.7
     Prepaid expenses and other current assets            400.9       393.2
                                                      _________   _________

     Total current assets                               8,341.5     8,076.5

Property, plant and equipment                           3,732.5     3,619.1
     Less accumulated depreciation                      2,014.9     1,940.8
                                                      _________   _________

     Property, plant and equipment, net                 1,717.6     1,678.3

Identifiable intangible assets, net (Note 3)              409.5       409.9
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    414.1       392.8
                                                      _________   _________

     Total assets                                     $11,013.5   $10,688.3
                                                      =========   =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    5.8    $   30.5
     Notes payable                                        140.2       100.8
     Accounts payable                                     971.5     1,040.3
     Accrued liabilities (Note 4)                       1,313.9     1,303.4
     Income taxes payable (Note 5)                        184.0       109.0
                                                      _________   _________

          Total current liabilities                     2,615.4     2,584.0

Long-term debt                                            420.9       409.9
Deferred income taxes and other liabilities (Note 5)      622.3       668.7
Commitments and contingencies (Note 10)                     --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-107.5 and
              117.6 million shares outstanding              0.1         0.1
          Class B-391.2 and 384.1 million shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  2,130.0     1,960.0
     Accumulated other comprehensive income (Note 6)      204.2       177.4
     Retained earnings                                  5,017.6     4,885.2
                                                      _________   _________

     Total shareholders' equity                         7,354.6     7,025.4
                                                      _________   _________

     Total liabilities and shareholders' equity       $11,013.5   $10,688.3
                                                      =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended
                                                 August 31,
                                           ____________________

                                             2007        2006
                                             ____        ____

                                   (in millions, except per share data)

Revenues                                   $4,655.1    $4,194.1
Cost of sales                               2,568.1     2,344.9
                                           _________   _________

Gross margin                                2,087.0     1,849.2
Selling and administrative expense          1,434.7     1,289.7
Interest income, net                          (24.6)      (13.1)
Other expense (income), net                     6.6        (3.2)
                                           _________   _________

Income before income taxes                    670.3       575.8

Income taxes (Note 5)                         100.6       198.6
                                           _________   _________

Net income                                 $  569.7    $  377.2
                                           =========   =========

Basic earnings per common share (Note 8)   $   1.14    $   0.75
                                           =========   =========

Diluted earnings per common share (Note 8) $   1.12    $   0.74
                                           =========   =========

Dividends declared per common share        $  0.185    $  0.155
                                           =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Three Months Ended
                                                                August 31,
                                                           _____________________

                                                             2007         2006
                                                             ____         ____

                                                               (in millions)

Cash provided (used) by operations:
     Net income                                            $  569.7   $  377.2
     Income charges (credits) not affecting cash:
       Depreciation                                            70.0       66.9
       Deferred income taxes                                 (104.8)      (1.9)
       Stock-based compensation (Note 7)                       63.8       62.5
       Amortization and other                                   1.6       14.3
     Changes in certain working capital components and other
       assets and liabilities:
            Increase in accounts receivable                  (257.3)    (164.3)
            Increase in inventories                           (20.0)     (73.9)
            Increase in prepaid expenses
               and other assets                                (1.9)     (47.9)
            Decrease in accounts payable, accrued
               liabilities and income taxes payable            (1.6)      (1.1)
                                                           _________   ________

     Cash provided by operations                              319.5      231.8
                                                           _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                                (155.9)    (300.0)
     Maturities of investments                                337.4      961.8
     Additions to property, plant and
       equipment                                              (91.8)     (72.3)
     Proceeds from the sale of property, plant and
       equipment                                                0.2        0.1
     Increase in other assets and liabilities, net             (1.2)      (5.5)
                                                           _________   ________

     Cash provided by investing activities                     88.7      584.1
                                                           _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                              (26.4)    (251.4)
     Increase in notes payable                                 38.3       16.5
     Proceeds from exercise of stock options and
       other stock issuances                                   96.7       30.1
     Excess tax benefits from share-based payment
       arrangements                                            14.9        5.1
     Repurchase of common stock                              (318.3)    (472.9)
     Dividends on common stock                                (92.8)     (79.3)
                                                            _________  ________

     Cash used by financing activities                       (287.6)    (751.9)
                                                            _________  ________

Effect of exchange rate changes on cash                        (3.4)      12.5
                                                            _________  ________

Net increase in cash and equivalents                          117.2       76.5
Cash and equivalents, beginning of period                   1,856.7      954.2
                                                           _________   ________

Cash and equivalents, end of period                        $1,973.9   $1,030.7
                                                           =========  =========

Supplemental disclosure of cash flow information:

Dividends declared and not paid                            $   92.3   $   78.2


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2007 are not necessarily indicative of results to be expected for the entire year.

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

Recently Adopted Accounting Standards:

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The Company adopted the provisions of FIN 48 on June 1, 2007. See Note 5 for further discussion.

     In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force ("EITF") Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2 clarifies recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF 06-2 on June 1, 2007 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards:

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

NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,154.9 million and $2,121.9 million at August 31, 2007 and May 31, 2007, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of August 31, 2007 and May 31, 2007:

                                     August 31, 2007                    May 31, 2007
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  45.8     $ (13.1)   $  32.7   $  44.1     $ (12.3)  $  31.8
     Trademarks                 50.3       (18.9)      31.4      49.8       (17.5)     32.3
     Other                      21.6       (17.7)       3.9      21.6       (17.3)      4.3
                             ________    ________   ________  ________    ________  ________
          Total              $ 117.7     $ (49.7)   $  68.0   $ 115.5     $ (47.1)  $  68.4
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 409.5                         $ 409.9
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.7 million and $2.5 million for the three-month periods ended August 31, 2007 and 2006, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2008 through May 31, 2012 are as follows: 2008: $10.0 million; 2009: $9.4 million; 2010: $8.9 million; 2011: $8.4 million; 2012: $7.7 million.


NOTE 4 - Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                        August 31, 2007   May 31, 2007
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $308.4           $451.6
Taxes other than income taxes                191.3            133.4
Endorser compensation                        163.4            139.9
Advertising and marketing                    115.2             70.6
Fair value of derivatives                     95.2             90.5
Dividends payable                             92.3             92.9
Import and logistics costs                    84.8             81.4
Other1                                       263.3            243.1
                                          _________        _________

Total accrued liabilities                 $1,313.9         $1,303.4
                                          =========        =========

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at August 31, 2007 and May 31, 2007.



NOTE 5 - Income Taxes:
         ____________

     The effective tax rate for the three months ended August 31, 2007 was 15.0%. Over the last few years, several international entities generated losses for which the Company did not recognize offsetting tax benefits because the realization of those benefits was uncertain. The necessary steps to realize these benefits have now been taken resulting in a one-time reduction of the effective tax rate for the three months ended August 31, 2007 of 15.6 percentage points. Also reflected in the effective tax rate for the three months ended August 31, 2007 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on these operations are generally lower than the U.S. statutory rate.

     The Company adopted FIN 48 effective June 1, 2007. Upon adoption, the Company recognized an additional long-term liability of $89.4 million for unrecognized tax benefits, $15.6 million of which was recorded as a reduction to the Company's beginning retained earnings, and the remaining $73.8 million was recorded as a reduction to the Company's noncurrent deferred tax liability. In addition, the Company reclassified $12.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities in conjunction with the adoption of FIN 48.

     At the adoption date of June 1, 2007, the Company had $135.0 million of total unrecognized tax benefits, including related interest and penalties, $52.0 million of which would affect the Company's effective tax rate if recognized in future periods. As of August 31, 2007, there have been no material changes to the amount of unrecognized tax benefits. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

     The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years. The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1996 and fiscal 2001, respectively. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. We do not anticipate that total gross unrecognized tax benefits will significantly change as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

     The Company recognizes interest and penalties related to income tax matters in income tax expense. Upon adoption at June 1, 2007, the Company had $32.0 million accrued for interest and penalties related to uncertain tax positions. The liability for payment of interest and penalties did not significantly change during the three months ended August 31, 2007.


NOTE 6 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended
                                                 August 31,
                                            _____________________

                                              2007        2006
                                              ____        ____

                                                (in millions)

Net income                                   $569.7      $377.2

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                      25.8        (2.0)
  Changes due to cash flow hedging
      instruments:
    Net (loss) gain on hedge derivatives      (13.2)       19.0
    Reclassification to net income of
      previously deferred losses and (gains)
      related to hedge derivative instruments  14.2        (1.7)
                                             _______     _______

  Other comprehensive income                   26.8        15.3
                                             _______     _______
Total comprehensive income                   $596.5      $392.5
                                             =======     =======





NOTE 7 - Stock-Based Compensation
         ________________________

     A committee of the Board of Directors grants stock options and restricted stock under the NIKE, Inc. 1990 Stock Incentive Plan (the "1990 Plan"). The committee has granted substantially all stock options at 100% of the market price on the date of grant. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant. In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans ("ESPPs").

     The Company accounts for stock-based compensation in accordance with SFAS No. 123R "Share-Based Payment" ("FAS 123R"). Under FAS 123R, the Company estimates the fair value of options granted under the 1990 Plan and employees' purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as selling and administrative expense over the vesting period using the straight-line method.

     The following table summarizes the Company's total stock-based compensation expense:

                                                 Three Months Ended
                                                      August 31,
                                                ____________________

                                                  2007        2006
                                                  ____        ____
                                                    (in millions)

       Stock options1                            $60.7       $59.5
       ESPPs                                       1.6         1.8
       Restricted stock                            1.5         1.2
                                                 ______      ______

       Total stock-based compensation expense    $63.8       $62.5
                                                 ======      ======

1 In accordance with FAS 123R, expense related to stock options reported during the three months ended August 31, 2007 and 2006, includes $38.5 and $33.9 million, respectively, of accelerated stock option expense recorded for employees eligible for accelerated stock option vesting upon retirement.
Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.


     As of August 31, 2007, the Company had $159.2 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.6 years.

     The weighted average fair value per share of the options granted during the three months ended August 31, 2007 and 2006 as computed using the Black-Scholes pricing model was $13.87 and $8.77, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                               Three Months Ended
                                                   August 31,
                                               ____________________

                                                 2007        2006
                                                 ____        ____

Dividend yield                                   1.4%        1.6%
Expected volatility                             20.4%       18.7%
Weighted-average expected life (in years)        5.0         5.0
Risk-free interest rate                          4.9%        5.0%



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


NOTE 8 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.8 million and 30.8 million shares of common stock were outstanding at August 31, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended
                                        August 31,
                                  _____________________

                                    2007         2006
                                    ____         ____

                          (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    499.4        505.4
   Assumed conversion of
     dilutive stock options
     and awards                       7.9          6.6
                                   _______      _______

Diluted weighted average common
   shares outstanding               507.3        512.0
                                   =======      =======

Basic earnings per common share     $ 1.14       $ 0.75
                                   =======      =======

Diluted earnings per common share   $ 1.12       $ 0.74
                                   =======      =======




NOTE 9 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey Corp., and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues, as shown below, represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, stock-based compensation expense, certain currency exchange rate gains and losses on transactions, and intercompany eliminations for specific income statement items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, net, inventories, and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

                                       Three Months Ended
                                           August 31,
                                       __________________

                                         2007        2006
                                        _____       _____

                                         (in millions)

Net Revenue
  U.S.                                $1,638.4    $1,601.9
  EUROPE, MIDDLE EAST, AFRICA          1,477.7     1,270.9
  ASIA PACIFIC                           630.8       518.4
  AMERICAS                               279.5       242.5
  OTHER                                  628.7       560.4
                                      _________   _________
                                      $4,655.1    $4,194.1
                                      =========   =========

Pre-tax Income
  U.S.                                $  347.3    $  355.7
  EUROPE, MIDDLE EAST, AFRICA            375.5       310.6
  ASIA PACIFIC                           159.5       104.9
  AMERICAS                                57.9        49.7
  OTHER                                   95.2        87.4
  CORPORATE                             (365.1)     (332.5)
                                      _________   _________
                                      $  670.3    $  575.8
                                      =========   =========


                                       Aug. 31,    May 31,
                                         2007       2007
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  824.2    $  806.8
  EUROPE, MIDDLE EAST, AFRICA            935.0       739.1
  ASIA PACIFIC                           328.4       296.6
  AMERICAS                               208.7       184.1
  OTHER                                  422.8       404.9
  CORPORATE                               55.0        63.2
                                      _________   _________
                                      $2,774.1    $2,494.7
                                      =========   =========

Inventories
  U.S.                                $  780.1    $  796.0
  EUROPE, MIDDLE EAST, AFRICA            557.4       554.5
  ASIA PACIFIC                           237.5       214.1
  AMERICAS                               148.8       132.0
  OTHER                                  379.0       378.7
  CORPORATE                               52.1        46.6
                                      _________   _________
                                      $2,154.9    $2,121.9
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  246.8    $  232.7
  EUROPE, MIDDLE EAST, AFRICA            326.4       325.4
  ASIA PACIFIC                           343.0       326.1
  AMERICAS                                17.0        16.9
  OTHER                                  110.0       103.6
  CORPORATE                              674.4       673.6
                                      _________   _________
                                      $1,717.6    $1,678.3
                                      =========   =========


NOTE 10 - Commitments and Contingencies:
         _____________________________

     At August 31, 2007, the Company had letters of credit outstanding totaling $151.9 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.






Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the first quarter of fiscal 2008, our revenues grew 11% to $4.7 billion, net income grew 51% to $569.7 million and we delivered diluted earnings per share of $1.12, a 51% increase compared to the first quarter of fiscal 2007.

   First quarter results were positively affected by a reduction in our effective tax rate, from 34.5% in the first quarter of fiscal 2007, to 15.0% in the first quarter of fiscal 2008. The reduction in the effective tax rate, which contributed approximately $0.20 to diluted earnings per share, primarily reflects a one-time benefit related to the utilization of a tax benefit associated with past foreign losses. Net income for the quarter was also positively affected by improved gross margins, which grew 70 basis points compared to the first quarter of fiscal 2007, driven primarily by revenue growth in our high margin businesses and by currency changes.


Results of Operations


                                         Three Months Ended
                                              August 31,
                                         ___________________
                                                             %
                                       2007      2006      change
                                      ______    ______    ________

                          (dollars in millions, except per share data)

Revenues                             $4,655.1   $4,194.1     11%

Cost of sales                         2,568.1    2,344.9     10%

Gross margin                          2,087.0    1,849.2     13%
  Gross margin %                         44.8%      44.1%

Selling and administrative            1,434.7    1,289.7     11%
  % of revenue                           30.8%      30.8%

Income before income taxes              670.3      575.8     16%

Net income                              569.7      377.2     51%

Diluted earnings per share           $   1.12   $   0.74     51%


    Consolidated Operating Results

    Revenues



                                           Three Months Ended
                                                August 31,
                                           ___________________
                                                               %
                                         2007      2006      change
                                        ______    ______    ________

                                          (dollars in millions)

     Revenues                          $4,655.1  $4,194.1    11%


     During the first quarter of fiscal 2008, changes in foreign currency exchange rates contributed 3 percentage points of consolidated revenue growth. All three of our product groups, all four of our geographic regions, and our businesses reported in "Other" delivered revenue growth. Excluding the effects of changes in currency exchange rates, our international regions contributed nearly 6 percentage points of the consolidated revenue growth for the quarter. Our Other businesses, comprised primarily of results from Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey Corp., and NIKE Golf, and the US Region, contributed the balance of revenue growth.

     By product group, our NIKE brand footwear business reported revenue growth of 11% and contributed $245 million of incremental revenue for the first quarter of fiscal 2008. Our NIKE brand equipment and apparel businesses grew 11% and 9%, respectively, during the first quarter of fiscal 2008, and combined, added $147 million of incremental revenue.


    Gross Margin


                                         Three Months Ended
                                             August 31,
                                         ___________________
                                                             %
                                       2007      2006    change
                                      ______    ______   _______

                                       (dollars in millions)

    Gross margin                   $2,087.0   $1,849.2    13%
    Gross margin %                     44.8%      44.1%   70 bps


     For the first quarter of fiscal 2008, the primary factors contributing to the change in gross margins versus the prior year's first quarter were as follows:

(1) Improved gross margins in our high margin businesses, most notably in the Asia Pacific Region, driven by higher in-line gross pricing margins, margin improvement on closeout product resulting from reduced closeout inventories and a more favorable closeout mix, combined with reduced warehousing costs; and

     (2) Favorable foreign exchange hedge results relative to the same period in the prior year, most notably in the Europe, Middle East and Africa ("EMEA") Region; offset by

     (3) Higher sales discounts and lower margins on closeout product sales, most notably in the U.S. region.


    Selling and Administrative Expense

                                         Three Months Ended
                                              August 31,
                                         ___________________
                                                             %
                                       2007      2006      change
                                      ______    ______    ________

                                        (dollars in millions)

  Operating overhead expense             881.6      787.7   12%

  Demand creation expense1               553.1      502.0   10%
                                      ________   _________
        Selling and administrative
          Expense                     $1,434.7   $1,289.7   11%
          % of revenues                   30.8%     30.8%    0 bps


    1 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.


     In the first quarter of 2008, currency exchange rates increased selling and administrative expense by 2 percentage points versus the prior year's first quarter.

    Excluding changes in exchange rates, operating overhead increased 10% during the first quarter of fiscal 2008 versus the comparable prior year period. This increase was primarily attributable to investments in growth drivers such as NIKE-owned retail and non-NIKE brands, the timing of contributions to the NIKE Foundation, and normal wage inflation and performance based compensation.

     On a constant-currency basis, demand creation expense increased 7% during the first quarter of fiscal 2008 compared to the same period in the prior year. The increase was primarily attributable to higher spending on sports marketing and internet digital demand creation, most notably the LeBron and Zoom advertising campaigns.

     For the year, we expect selling and administrative expenses to grow slightly faster than revenue, as we accelerate retail development and continue to invest in demand creation and infrastructure to drive growth in our core product lines.


    Other Expense (Income), net


                                           Three Months Ended
                                                August 31,
                                           ___________________
                                                                %
                                         2007      2006      change
                                        ______    ______    ________

                                          (dollars in millions)

     Other expense (income), net        $ 6.6      $(3.2)   (306)%



     Other expense (income), net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business.

     For the first quarter of fiscal 2008, Other expense (income), net was primarily comprised of foreign currency hedge losses. In the prior year's first quarter, the most significant components of Other expense (income), net were the favorable settlement of the Converse arbitration, offset by foreign currency hedge losses.

     Foreign currency hedge gains and losses reported in Other expense (income), net are reflected in the Corporate line and the Converse arbitration settlement, which occurred in the first quarter of fiscal 2007, is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 - Operating Segments).

     In the first quarter of fiscal 2008, we estimate that the combination of reduced currency hedge losses and the favorable translation of foreign currency-denominated profits from our international businesses, increased pre-tax income by approximately $33 million versus the prior year quarter.

    Income Taxes


                                         Three Months Ended
                                              August 31,
                                         ___________________

                                       2007      2006      change
                                      ______    ______    ________

     Effective tax rate                15.0%     34.5%    (1950) bps



     Over the last few years, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took the steps necessary to realize these benefits, resulting in a one-time tax benefit that contributed approximately $0.20 to diluted earnings per share. Also reflected in the effective tax rate improvement versus the prior year was a reduction in our on-going effective tax rate resulting from our operations outside of the United States, as our tax rates on these operations are generally lower than the U.S. statutory rate. We estimate that our ongoing effective tax rate for the remainder of the fiscal year will be approximately 30.6%


    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from September 2007 through January 2008, were over 11% higher than such orders reported for the comparable period of fiscal 2007. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 1 percentage point to futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

    Operating Segments

     The breakdown of revenues is as follows:

                                 Three Months Ended
                                      August 31,
                                 ___________________
                                                    %
                              2007       2006    change
                             ______     ______  _______

                                (dollars in millions)
U.S. REGION

   FOOTWEAR                  $1,119.9  $1,079.1      4%
   APPAREL                      428.0     431.5     (1)%
   EQUIPMENT                     90.5      91.3     (1)%
                               ________  ________
     TOTAL U.S.               1,638.4   1,601.9      2%

EMEA REGION

   FOOTWEAR                     791.9     679.5     17%
   APPAREL                      567.0     487.0     16%
   EQUIPMENT                    118.8     104.4     14%
                             ________  ________
     TOTAL EMEA               1,477.7   1,270.9     16%

ASIA PACIFIC REGION

   FOOTWEAR                     332.1     266.0     25%
   APPAREL                      240.5     200.9     20%
   EQUIPMENT                     58.2      51.5     13%
                             ________  ________
     TOTAL ASIA PACIFIC         630.8     518.4     22%

AMERICAS REGION

   FOOTWEAR                     198.4     172.3     15%
   APPAREL                       58.3      51.2     14%
   EQUIPMENT                     22.8      19.0     20%
                             ________  ________
     TOTAL AMERICAS             279.5     242.5     15%

                             ________  ________
TOTAL NIKE BRAND REVENUES     4,026.4   3,633.7     11%

OTHER                           628.7     560.4     12%

                             ________  ________
TOTAL NIKE, INC. REVENUES    $4,655.1  $4,194.1     11%
                             ========  ========


     The breakdown of income before income taxes ("pre-tax income") follows:



                                        Three Months Ended
                                             August 31,
                                        ___________________
                                                           %
                                     2007      2006      change
                                    ______    ______    ________

                                      (dollars in millions)

U.S. Region                       $ 347.3     $ 355.7      (2)%
EMEA Region                         375.5       310.6      21%
Asia Pacific Region                 159.5       104.9      52%
Americas Region                      57.9        49.7      16%
Other                                95.2        87.4       9%
Corporate                          (365.1)     (332.5)    (10)%
                                  ________    ________
Total pre-tax income              $ 670.3     $ 575.8      16%


     The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 9 - Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     U.S. Region




                                      Three Months Ended
                                          August 31,
                                      ___________________
                                                          %
                                    2007      2006      change
                                   ______    ______    ________

                                     (dollars in millions)
   Revenues

      Footwear                  $1,119.9   $1,079.1       4%
      Apparel                      428.0      431.5      (1)%
      Equipment                     90.5       91.3      (1)%
                                _________  _________
          Total revenues        $1,638.4   $1,601.9       2%

   Pre-tax income               $  347.3   $  355.7      (2)%


     For the first quarter of fiscal 2008, the increase in U.S. footwear revenue was attributable to high-single digit percentage growth in unit sales, partially offset by a mid-single digit decrease in the average selling price per pair. The growth in unit sales versus the comparable prior year period was driven by higher demand for our NIKE brand sport culture and Brand Jordan products. The decrease in average selling price per pair compared to the prior year quarter was primarily driven by a shift in mix from higher priced to lower priced models.

     The slight decline in U.S. apparel revenues during the first quarter of fiscal 2008 reflected stable pricing combined with a slight decrease in unit sales, as sales of sport culture and Brand Jordan products declined versus the prior year quarter. These declines were partially offset by increased unit sales of performance apparel, including NIKE Pro and NIKE Sport essentials.

     Pre-tax income for the U.S. Region was down slightly for the first quarter of fiscal 2008 versus the comparable prior year period, as lower gross margins offset the moderate growth in revenues. For the quarter, the gross margin decline was primarily attributable to higher sales discounts, an increase in closeout sales, and lower margins on closeout sales versus the comparable prior year period, partially offset by lower airfreight costs.


     EMEA Region



                                      Three Months Ended
                                            August 31,
                                      ___________________
                                                          %
                                    2007      2006      change
                                   ______    ______    ________

                                     (dollars in millions)
     Revenues

       Footwear                  $  791.9   $  679.5      17%
       Apparel                      567.0      487.0      16%
       Equipment                    118.8      104.4      14%
                                 _________  _________
           Total revenues         $1,477.7   $1,270.9      16%

     Pre-tax income              $  375.5   $  310.6      21%


     For the EMEA Region, changes in currency exchange rates contributed 7 percentage points of the revenue growth during the first quarter of fiscal 2008. Excluding changes in currency exchange rates, nearly all markets within the region increased revenues during the quarter. The U.K. grew 10%, while the emerging markets in the region grew over 17%, driven by strong results in Russia and South Africa. Increases in NIKE Retail and Northern Europe also contributed significantly to the revenue growth.

     Excluding changes in exchange rates, footwear revenues increased 9 percentage points during the first quarter of fiscal 2008 compared to the same period in the prior year. The increase in footwear revenue was attributable to double-digit percentage growth in unit sales, partially offset by a decrease in average selling price per pair. The increase in unit sales was primarily driven by higher demand for our NIKE brand sport culture and men's sports performance products, including soccer and running products. The decrease in average selling price per pair resulted from a shift in product mix from higher priced to lower priced models, most notably within running and sports culture.

     Excluding changes in exchange rates, apparel revenues also grew 9 percentage points during the first quarter of fiscal 2008 compared to the prior year quarter. The increase versus the prior year quarter was attributable to increased unit sales of NIKE brand apparel, combined with an increase in average selling prices.

     The increase in EMEA pre-tax income for the first quarter of fiscal 2008 versus the comparable prior year period was driven by higher revenues, gross margin improvement, due principally to favorable foreign currency hedge results and improved inventory management, selling and administrative expense leverage and stronger European currencies.

     Asia Pacific Region



                                      Three Months Ended
                                           August 31,
                                      ___________________
                                                          %
                                    2007      2006      change
                                   ______    ______    ________

                                     (dollars in millions)
     Revenues

       Footwear                $  332.1    $  266.0     25%
       Apparel                    240.5       200.9     20%
       Equipment                   58.2        51.5     13%
                               _________   _________
           Total revenues      $  630.8    $  518.4     22%

     Pre-tax income            $  159.5    $  104.9     52%


     In the Asia Pacific Region, changes in currency exchange rates contributed 2 percentage points of revenue growth for the first quarter of fiscal 2008. While the majority of countries within the region reported double-digit percentage sales increases versus the prior year's first quarter, China continues to be the primary driver of growth, as revenues increased 50% on a currency-neutral basis. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE products and sales through existing retail doors. Constant-currency revenue in Japan decreased 5% during the first quarter of fiscal 2008 versus the comparable prior year period due to year-over-year changes in the timing of shipments. Despite recent softness in this market, we continue to see positive signs, as orders received for the Fall, Holiday and Spring seasons are all up versus the prior year, and we're experiencing stronger sell-through and lower cancellations.

     Footwear revenue growth for the first quarter of fiscal 2008 reflected increased unit sales, most notably in China and Korea. The increase in apparel revenue for the quarter was also primarily driven by increased demand in China and Korea.

     The increase in pre-tax income during the first quarter of fiscal 2008 was the result of rapid revenue growth, expanding gross margins, selling and administrative expense leverage and favorable foreign currency translation. The gross margin improvement for the quarter was primarily driven by higher in-line gross pricing margins, margin improvement on closeout product resulting from reduced closeout inventories, and reduced warehousing costs, partially offset by higher sales incentives.


     Americas Region



                                      Three Months Ended
                                           August 31,
                                      ___________________
                                                          %
                                    2007      2006      change
                                   ______    ______    ________

                                     (dollars in millions)
     Revenues

       Footwear                $  198.4   $  172.3       15%
       Apparel                     58.3       51.2       14%
       Equipment                   22.8       19.0       20%
                               _________  _________
           Total revenues       $  279.5   $  242.5       15%

     Pre-tax income            $   57.9   $   49.7       16%


     In the Americas Region, changes in currency exchange rates contributed 4 percentage points of revenue growth for the first quarter of fiscal 2008. Excluding the changes in foreign currency exchange rates, double-digit percentage revenue growth in most markets within the region, led by Argentina and Mexico, more than offset softer results in Canada and Brazil.

     The increase in pre-tax income for the first quarter of fiscal 2008 versus the comparable prior year period was primarily attributable to higher revenues and selling and administrative expense leverage, partially offset by a lower gross margin percentage.


Other Businesses



                                      Three Months Ended
                                           August 31,
                                      ___________________
                                                          %
                                    2007      2006      change
                                   ______    ______    ________

                                     (dollars in millions)

   Revenues                      $  628.7    $  560.4     12%

   Pre-tax income                    95.2        87.4      9%


     The increase in Other business revenues for the first quarter of fiscal 2008 versus the comparable prior year period was driven by double-digit percentage revenue growth at NIKE Bauer Hockey and Converse, which increased revenues 50% and 29% versus the prior year period, respectively.

     During the first quarter of fiscal 2008, growth at NIKE Bauer Hockey and Converse, combined with margin improvement across nearly all businesses, contributed to the increase in pre-tax income versus the same period in the prior year. Pre-tax income for the first quarter of fiscal 2007 includes a $14.2 million benefit relating to the settlement of an arbitration ruling involving Converse and a former South American licensee. Excluding this favorable settlement, first quarter 2008 pre-tax income for our Other businesses would have increased approximately 27% versus the comparable prior year period.



Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $319.5 million for the first quarter of fiscal 2008, compared to $231.8 million for the first quarter of fiscal 2007. Our primary source of operating cash flow for the first quarter of 2008 was net income of $569.7 million offset by an increase in working capital to support growth in the business. The increase in working capital during the first quarter of fiscal 2008 was largely due to an increase in accounts receivable, which was a function of our year-over-year revenue growth, most notably in our international regions.

     Cash provided by investing activities was $88.7 million for the first quarter of fiscal 2008, compared to $584.1 million for the first quarter of fiscal 2007. The decrease versus fiscal 2007 was primarily due to lower net maturities of short-term investments (maturities net of purchases) as we liquidated more short-term investments for share repurchases in the first quarter of fiscal 2007 compared to the current year quarter.

     Cash used in financing activities was $287.6 million for the first Quarter of fiscal 2008, compared to $751.9 million used in the first quarter of fiscal 2007. The fiscal 2007 amount was higher primarily due to a $250 million repayment of corporate bonds and higher share repurchases.

     In the first quarter of fiscal 2008, we purchased 5.8 million shares of NIKE's Class B common stock for $321.5 million. As of the end of the first quarter of fiscal 2008, we have now repurchased 23.8 million shares for $1.1 billion under the $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the first quarter of fiscal 2008 were $0.185, compared to $0.155 in the first quarter of fiscal 2007.

Contractual Obligations

     There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2007 except as follows:

     Upon adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48") on June 1, 2007, the total long term liability for uncertain tax positions was $135.0 million. During the first quarter ended August 31, 2007, total unrecognized tax benefits did not significantly change. We are not able to reasonably estimate when, or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at August 31, 2007 or May 31, 2007. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     We currently believe that cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, will be sufficient to meet our operating and capital needs in the foreseeable future.


Recently Adopted Accounting Standards

     In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." We adopted the provisions of FIN 48 on June 1, 2007. See Note 5 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

     In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force ("EITF") Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43" ("EITF 06-2"). EITF 06-2 clarifies recognition guidance on the accrual of employees' rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF 06-2 on June 1, 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

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

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. We are currently evaluating the impact of the provisions of FAS 159.

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

     We believe that the estimates, assumptions and judgments involved in the accounting policies described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. With the adoption of FIN 48 at the beginning of the first quarter of fiscal 2008, we have added additional information to our "Taxes" Critical Accounting Policy as described below. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

     Taxes

     We account for uncertain tax positions in accordance with FIN 48. On a quarterly basis, we reevaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. The Company recognizes interest and penalties related to income tax matters in income tax expense.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

     We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2007.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


               Special Note Regarding Forward-Looking Statements
                             and Analyst Reports

     Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE's business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE's increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance "futures" orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE's products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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


                           Part II - Other Information

Item 1.  Legal Proceedings

     There have been no significant developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 1A.  Risk Factors

     There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2007.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                                                                          (in millions)

June 1 - 30, 2007        2,031,901     $ 54.55        2,031,901              $2,076.5
July 1 - 31, 2007        1,620,600     $ 58.47        1,620,600              $1,981.7
August 1 - 31, 2007      2,104,600     $ 55.06        2,104,600              $1,865.8
                         _________     _______        _________

Total                    5,757,101     $ 55.84        5,757,101
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


DATED:  October 3, 2007