Form 10-Q
period 2008-01-09
NIKE INC
filed 2008-01-09
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended November 30, 2007
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
                                    ___        ___

Common Stock shares outstanding as of November 30, 2007 were:
                                       _______________

                            Class A        105,014,650
                            Class B        392,240,992
                                       _______________
                                           497,255,642
                                       ===============




PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     November 30,   May 31,
                                                         2007        2007
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $2,470.5    $1,856.7
     Short-term investments                               601.0       990.3
     Accounts receivable, net                           2,617.1     2,494.7
     Inventories (Note 2)                               2,223.7     2,121.9
     Deferred income taxes                                253.9       219.7
     Prepaid expenses and other current assets            521.2       393.2
                                                       ________    ________

     Total current assets                               8,687.4     8,076.5

Property, plant and equipment                           3,907.8     3,619.1
     Less accumulated depreciation                      2,119.7     1,940.8
                                                       ________    ________

     Property, plant and equipment, net                 1,788.1     1,678.3

Identifiable intangible assets, net (Note 3)              409.7       409.9
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    438.6       392.8
                                                       ________    ________

     Total assets                                     $11,454.6   $10,688.3
                                                       ========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.1    $   30.5
     Notes payable                                        119.5       100.8
     Accounts payable                                   1,053.5     1,040.3
     Accrued liabilities (Note 4)                       1,501.4     1,303.4
     Income taxes payable                                 108.4       109.0
                                                       ________    ________

          Total current liabilities                     2,788.9     2,584.0

Long-term debt                                            436.3       409.9
Deferred income taxes and other liabilities               736.9       668.7
Commitments and contingencies (Note 10)                     --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible- 105.0 and
              117.6 million shares outstanding              0.1         0.1
          Class B-392.2 and 384.1 million shares
              outstanding                                   2.7         2.7
     Capital in excess of stated value                  2,287.7     1,960.0
     Accumulated other comprehensive income (Note 6)      229.0       177.4
     Retained earnings                                  4,972.7     4,885.2
                                                       ________    ________

     Total shareholders' equity                         7,492.2     7,025.4
                                                       ________    ________

     Total liabilities and shareholders' equity       $11,454.6   $10,688.3
                                                       ========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended         Six Months Ended
                                               November 30,              November 30,
                                           ____________________       __________________

                                             2007        2006          2007        2006
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $4,339.5    $3,821.7      $8,994.6    $8,015.8
Cost of sales                               2,418.4     2,164.6       4,986.5     4,509.5
                                           _________   _________     _________   _________

Gross margin                                1,921.1     1,657.1       4,008.1     3,506.3
Selling and administrative expense          1,429.5     1,223.7       2,864.2     2,513.4
Interest income, net                           23.1        14.1          47.7        27.2
Other income (expense), net                     0.9        (0.2)         (5.7)        3.0
                                           _________   _________    _________   _________

Income before income taxes                    515.6       447.3       1,185.9     1,023.1

Income taxes (Note 5)                         156.2       121.7         256.8       320.3
                                           _________   _________    _________   _________

Net income                                 $  359.4    $  325.6      $  929.1    $  702.8
                                           =========   =========    =========   =========

Basic earnings per common share (Note 8)   $   0.72    $   0.65      $   1.86    $   1.40
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 8) $   0.71    $   0.64      $   1.83    $   1.38
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.23    $  0.185      $  0.415    $   0.34
                                           =========   =========     =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            November 30,
                                                        _____________________

                                                          2007         2006
                                                          ____         ____

                                                            (in millions)

Cash provided (used) by operations:
     Net income                                          $ 929.1    $ 702.8
     Income charges (credits) not affecting cash:
       Depreciation                                        148.7      135.4
       Deferred income taxes                              (108.4)      42.1
       Stock-based compensation (Note 7)                    90.3       91.7
       Amortization and other                                8.7        6.9
     Changes in certain working capital components and other
       assets and liabilities:
            (Increase) decrease in accounts receivable     (13.9)      38.1
            Increase in inventories                        (27.9)     (98.4)
            Increase in prepaid expenses
               and other assets                            (80.3)    (230.8)
            Increase (decrease) in accounts payable, accrued
               liabilities and income taxes payable          3.6     (146.2)
                                                        _________   ________

     Cash provided by operations                           949.9      541.6
                                                        _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                             (678.8)    (913.0)
     Maturities of investments                           1,085.1    1,468.0
     Additions to property, plant and
       equipment                                          (201.9)    (155.1)
     Proceeds from the sale of property, plant and
       equipment                                             0.4        0.4
     Increase in other assets and liabilities, net         (10.4)     (10.4)
                                                        _________   ________

     Cash provided by investing activities                 194.4      389.9
                                                        _________   ________

Cash provided (used) by financing activities:
     Reductions in long-term debt,
       including current portion                           (27.8)    (252.9)
     Increase in notes payable                               7.3       13.5
     Proceeds from exercise of options and
       other stock issuances                               211.6      180.5
     Excess tax benefits from stock option exercises        29.2       31.6
     Repurchase of common stock                           (606.8)    (619.4)
     Dividends on common stock                            (185.1)    (157.0)
                                                        _________   ________

     Cash used by financing activities                    (571.6)    (803.7)
                                                        _________   ________

Effect of exchange rate changes on cash                     41.1       20.9
                                                        _________   ________

Net increase in cash and equivalents                       613.8      148.7
Cash and equivalents, beginning of period                1,856.7      954.2
                                                        _________   ________

Cash and equivalents, end of period                     $2,470.5   $1,102.9
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the three months and six months ended November 30, 2007 are not necessarily indicative of results to be expected for the entire year.

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

Recently Issued Accounting Standards:

     In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for the fiscal year beginning June 1, 2008 and the provisions of FAS 157 for non financial assets and liabilities are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 157.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the provisions of FAS 141(R) and FAS 160.

NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,223.7 million and $2,121.9 million at November 30, 2007 and May 31, 2007, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of November 30, 2007 and May 31, 2007:

                                   November 30, 2007                    May 31, 2007
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  47.7     $ (14.0)   $  33.7   $  44.1     $ (12.3)  $  31.8
     Trademarks                 51.0       (20.0)      31.0      49.8       (17.5)     32.3
     Other                      21.6       (18.1)       3.5      21.6       (17.3)      4.3
                             ________    ________   ________  ________    ________ _________
          Total              $ 120.3     $ (52.1)   $  68.2   $ 115.5     $ (47.1)  $  68.4
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 409.7                         $ 409.9
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $2.4 million for both the three-month periods ended November 30, 2007 and 2006, and $5.0 million and $4.9 million for the six-month periods ended November 30, 2007 and 2006, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2008 through May 31, 2012 are as follows: 2008: $10.1 million; 2009: $9.8 million; 2010: $9.2 million; 2011: $8.7 million; 2012: $7.9 million.


NOTE 4 ? Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       November 30, 2007  May 31, 2007
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $395.9           $451.6
Fair value of derivatives                    225.1             90.5
Taxes other than income taxes                149.6            133.4
Endorser compensation                        141.8            139.9
Advertising and marketing                    124.3             70.6
Dividends payable                            114.4             92.9
Import and logistics costs                    65.0             81.4
Other1                                       285.3            243.1
                                            _______          _______

                                          $1,501.4         $1,303.4
                                          =========        =========

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at November 30, 2007 and May 31, 2007.



NOTE 5 - Income Taxes:
         ____________

     The effective tax rate for the six months ended November 30, 2007 was 21.7%. Over the last few years, several international entities generated losses for which the Company did not recognize offsetting tax benefits because the realization of those benefits was uncertain. The necessary steps to realize these benefits have now been taken resulting in a one-time reduction of the effective tax rate for the six months ended November 30, 2007 of 8.9 percentage points. Also reflected in the effective tax rate for the six months ended November 30, 2007 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on these operations are generally lower than the U.S. statutory rate.

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

     At the adoption date of June 1, 2007, the Company had $135.0 million of total unrecognized tax benefits, including related interest and penalties, $52.0 million of which would affect the Company's effective tax rate if recognized in future periods. During the six months ended November 30, 2007, the total gross unrecognized tax benefits increased $38.1 million, primarily related to tax positions taken during the current and prior fiscal years, including the accrual of the related interest and penalties. As of November 30, 2007 the total gross unrecognized tax benefits were $173.1 million. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

     The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years. The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1996 and fiscal year 2001, respectively. The Company may resolve some or all of the issues related to tax matters and make payments to settle agreed upon liabilities. We do not anticipate that total gross unrecognized tax benefits will significantly change as a result of full or partial settlement of audits or the expiration of statutes of limitations within the next 12 months.

     The Company recognizes interest and penalties related to income tax matters in income tax expense. Upon adoption at June 1, 2007, the Company had $32.0 million accrued for interest and penalties related to uncertain tax positions. The liability for payment of interest and penalties increased
$8.8 million during the six months ended November 30, 2007. As of November 30, 2007, accrued interest and penalties related to uncertain tax positions was $40.8 million.



NOTE 6 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended          Six Months Ended
                                                 November 30,              November 30,
                                            _____________________      __________________

                                              2007        2006           2007       2006
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $359.4      $325.6          $929.1    $702.8

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                     111.9        41.0           137.7      39.0
  Changes due to cash flow hedging
      instruments:
    Net loss on hedge derivatives            (100.5)      (38.0)         (113.7)    (19.0)
    Reclassification to net income of
      previously deferred losses
      related to hedge derivative instruments  13.4         2.7           27.6        1.0
                                             ________    _______        _______    _______

  Other comprehensive income                   24.8         5.7           51.6       21.0
                                             _______     _______        _______    _______
Total comprehensive income                   $384.2      $331.3         $980.7     $723.8
                                             =======     =======        =======    =======





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

     The following table summarizes the Company's total stock-based compensation expense:

                                         Three Months Ended        Six Months Ended
                                            November 30,             November 30,
                                        ____________________      __________________

                                          2007        2006         2007        2006
                                          ____        ____         ____        ____

                                                        (in millions)

  Stock options1                         $22.5       $25.9        $83.2       $85.4
  ESPPs                                    2.2         1.7          3.8         3.5
  Restricted stock                         1.8         1.6          3.3         2.8
                                         ______      ______       ______      ______

  Total stock-based compensation expense $26.5       $29.2        $90.3       $91.7
                                         ======      ======       ======      ======

1 In accordance with FAS 123R, accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement.
Accelerated stock option expense was $0.7 million and $1.6 million for the three months ended November 30, 2007 and 2006, respectively, and $ 39.2 million and $35.5 million for the six months ended November 30, 2007 and 2006, respectively. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.


     As of November 30, 2007, the Company had $133.8 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.4 years.

     The weighted average fair value per share of the options granted during the six months ended November 30, 2007 and 2006 as computed using the Black-Scholes pricing model was $13.86 and $8.77, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                                 Six Months Ended
                                                   November 30,
                                               ____________________

                                                 2007        2006
                                                 ____        ____

Dividend yield                                   1.4%        1.6%
Expected volatility                             20.4%       18.7%
Weighted-average expected life (in years)        5.0         5.0
Risk-free interest rate                          4.8%        5.0%



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


NOTE 8 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.8 million and 21.6 million shares of common stock were outstanding for the three months ended November 30, 2007 and 2006, respectively, and 6.8 million and 18.4 million shares of common stock were outstanding for the six months ended November 30, 2007 and November 30, 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended              Six Months Ended
                                       November 30,                    November 30,
                                  _____________________            ___________________

                                    2007         2006               2007         2006
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    497.6        502.4              498.5        503.9
   Assumed conversion of
     dilutive stock options
     and awards                       8.6          4.9                8.3          4.9
                                   _______      _______            _______      _______

Diluted weighted average common
   shares outstanding               506.2        507.3              506.8        508.8
                                   =======      =======            =======      =======

Basic earnings per common share1   $ 0.72       $ 0.65             $ 1.86       $ 1.40
                                   =======      =======            =======      =======

Diluted earnings per common share  $ 0.71       $ 0.64             $ 1.83       $ 1.38
                                   =======      =======            =======      =======

1 Basic earnings per share for the six months ended November 30, 2006 do not recalculate due to rounding.



NOTE 9 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey, and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information."

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

                                       Three Months Ended      Six Months Ended
                                           November 30,          November 30,
                                       __________________      _________________

                                         2007        2006        2007       2006
                                        _____       _____       _____      _____
Net Revenue
  U.S.                                $1,513.4    $1,418.0    $3,151.8   $3,019.9
  Europe, Middle East, Africa          1,224.2     1,036.2     2,701.9    2,307.1
  Asia Pacific                           674.6       578.2     1,305.4    1,096.6
  Americas                               313.6       262.5       593.1      505.0
  Other                                  613.7       526.8     1,242.4    1,087.2
                                      _________   _________   _________  _________
                                      $4,339.5    $3,821.7    $8,994.6   $8,015.8
                                      =========   =========   =========  =========

Pre-tax Income
  U.S.                                $  306.6    $  282.1    $ 653.9    $  637.8
  Europe, Middle East, Africa            230.2       167.7      605.7       478.3
  Asia Pacific                           174.1       145.8      333.6       250.7
  Americas                                68.7        61.1      126.6       110.8
  Other                                   70.8        54.1      166.0       141.5
  Corporate                             (334.8)     (263.5)    (699.9)     (596.0)
                                      _________   _________   _________  _________
                                      $  515.6    $  447.3    $1,185.9   $1,023.1
                                      =========   =========   =========  =========

                                       Nov. 30,    May 31,
                                         2007       2007
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  794.6    $  806.8
  Europe, Middle East, Africa            734.3       739.1
  Asia Pacific                           364.9       296.6
  Americas                               264.8       184.1
  Other                                  403.2       404.9
  Corporate                               55.3        63.2
                                      _________   _________
                                      $2,617.1    $2,494.7
                                      =========   =========

Inventories
  U.S.                                $  768.9    $  796.0
  Europe, Middle East, Africa            591.1       554.5
  Asia Pacific                           268.7       214.1
  Americas                               143.7       132.0
  Other                                  401.2       378.7
  Corporate                               50.1        46.6
                                      _________   _________
                                      $2,223.7    $2,121.9
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  287.2    $  232.7
  Europe, Middle East, Africa            350.5       325.4
  Asia Pacific                           358.2       326.1
  Americas                                18.0        16.9
  Other                                  110.5       103.6
  Corporate                              663.7       673.6
                                      _________   _________
                                      $1,788.1    $1,678.3
                                      =========   =========


NOTE 10 - Commitments, Contingencies and Subsequent Events:
         _________________________________________________

     At November 30, 2007, the Company had letters of credit outstanding totaling $165.6 million. These letters of credit were issued primarily for the purchase of inventory.

     On October 23, 2007, the Company entered into an Implementation Agreement with Umbro Plc, a United Kingdom company, pursuant to which the Company has agreed to acquire all of the outstanding shares of Umbro Plc for 1.9306 British pounds sterling per share in cash (the "Umbro Acquisition"). The Umbro Acquisition was unanimously recommended by the Board of Umbro Plc to the shareholders. The Umbro Acquisition is subject to customary closing conditions. The proposed transaction would value Umbro Plc at approximately 282 million pounds sterling, and must be approved by the shareholders of Umbro Plc at a Court Meeting and General Meeting of Umbro Plc Shareholders to be held on January 31, 2008.

     On December 21, 2007, we purchased 19.9% of the outstanding shares of Umbro Plc from Sports Direct International Plc ("Sports Direct") in a privately negotiated transaction. The Company paid Sports Direct 1.9306 British pounds sterling for each of the 29.1 million shares, for a total purchase price of 56.4 million pounds sterling (approximately $111.9 million), inclusive of transaction fees.

     Sports Direct continues to hold 10% of the outstanding shares of Umbro Plc. Sports Direct also executed and delivered to the Company an irrevocable undertaking to vote its remaining shares of Umbro Plc in favor of the Umbro Acquisition at the Court Meeting and General Meeting of Umbro Plc Shareholders on January 31, 2008. This irrevocable undertaking will remain binding in the event that a competing offer for Umbro Plc is announced.

     On November 15, 2007, we announced that we had reached a definitive agreement to sell our Starter brand business to Iconix Brand Group, Inc. for $60 million in cash. This transaction was completed on December 17, 2007.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on our latest Annual Report on Form 10-K.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the second quarter of fiscal 2008, our revenues grew 14% to $4.3 billion, net income grew 10% to $359.4 million and we delivered diluted earnings per share of $0.71, an 11% increase compared to the second quarter of fiscal 2007.

     Income before income taxes grew 15% for the second quarter, driven by revenue growth and higher gross margins, partially offset by investments in demand creation to build our brands and operating overhead to accelerate development of NIKE-owned retail, emerging markets and our Other businesses. Net income and diluted earnings per share grew more slowly than pretax income due to a year-over-year increase in our effective tax rate, the result of a one-time benefit recognized in the prior year.

     As part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure the Company is investing in those businesses with the largest growth potential and highest returns. During the second quarter we entered into an agreement to acquire all of the outstanding shares of Umbro Plc., a leading United Kingdom-based global soccer brand. In addition, we entered into a definitive agreement to sell the Starter brand business, which completed in December 2007, and announced our intent to explore the sale of NIKE Bauer Hockey.


Results of Operations


                                       Three Months Ended              Six Months Ended
                                           November 30,                   November 30,
                                       ___________________            __________________
      %                            %
                                     2007      2006      change    2007      2006    change
                                    ______    ______    ________  ______    ______  ________

                                                (in millions, except per share data)

Revenues                           $4,339.5   $3,821.7     14%   $8,994.6  $8,015.8    12%

Cost of sales                       2,418.4    2,164.6     12%    4,986.5   4,509.5    11%

Gross margin                        1,921.1    1,657.1     16%    4,008.1   3,506.3    14%
  Gross margin %                       44.3%      43.4%              44.6%     43.7%

Selling and administrative          1,429.5    1,223.7     17%    2,864.2   2,513.4    14%
  % of revenue                         32.9%      32.0%              31.8%     31.4%

Income before income taxes            515.6      447.3     15%    1,185.9   1,023.1    16%

Net income                            359.4      325.6     10%      929.1     702.8    32%

Effective tax rate                     30.3%      27.2%   310 bps    21.7%     31.3% (960 bps)

Diluted earnings per share             0.71       0.64     11%       1.83      1.38    33%


    Consolidated Operating Results

    Revenues


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                           %
                                         2007      2006      change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

     Revenues                          $4,339.5  $3,821.7    14%     $8,994.6  $8,015.8  12%


     Changes in foreign currency exchange rates increased revenues by 4 percentage points for the second quarter and 3 percentage points for the first six months of fiscal 2008. Strong demand for NIKE brand products continued to drive revenue growth for the quarter and year-to-date periods, as all four of our geographic regions and all three of our product business units delivered revenue growth. Excluding the impact of changes in foreign currency, our international regions contributed 5 percentage points to the consolidated revenue growth for both the quarter and year-to-date periods. The U.S. Region contributed 3 percentage points of revenue growth for the quarter and 2 percentage points year-to-date. Our Other businesses, comprised of results from Cole Haan, Converse Inc., Exeter Brands Group LLC, Hurley International LLC, NIKE Bauer Hockey, and NIKE Golf contributed 2 percentage points of the consolidated constant-currency revenue growth for both the quarter and year-to-date periods.

     By product group, our worldwide footwear business was particularly strong, posting 16% growth for the second quarter and adding $295 million of incremental revenue. Apparel and equipment grew 9% and 14%, respectively, and combined, contributed $136 million of incremental revenue for the quarter.
For the first six months of fiscal 2008, our worldwide footwear business contributed $541 million of incremental revenue, while our apparel and equipment businesses contributed $283 million of incremental revenue.

    Gross Margin


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                            %
                                         2007      2006      change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

    Gross margin                      $1,921.1   $1,657.1    16%     $4,008.1   $3,506.3  14%
    Gross margin %                       44.3%      43.4%    90bps      44.6%      43.7%  90bps


     For the second quarter of fiscal 2008, the increase in gross margins versus the prior year quarter was attributable to improved footwear in-line pricing margins, margin improvement on closeout product resulting from a more favorable closeout mix and favorable hedge results, most notably in the Europe, Middle East and Africa ("EMEA") region. This increase was partially offset by increased sales discounts and lower apparel in-line pricing margins, primarily in the U.S. region.

     For the year-to-date period, the primary factors contributing to the increase in the gross margin percentage versus the prior year were as follows:

     (1) Higher footwear in-line gross pricing margins, most notably in the U.S. and Asia Pacific regions; and

     (2) Favorable foreign exchange hedge results relative to the same period in the prior year, most notably in the EMEA region; offset by

     (3)  Higher sales discounts, most notably in the U.S. and EMEA regions.


    Selling and Administrative Expense


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
                                                             %                           %
                                       2007      2006      change    2007      2006    change
                                      ______    ______    ________  ______    ______  _______

                                                      (dollars in millions)

    Operating overhead expense        $  872.3   $  744.2   17%   $1,753.9    $1,531.9   14%

    Demand creation expense              557.2      479.5   16%    1,110.3       981.5   13%
                                       _________   _________        _________   _________
          Selling and administrative
            expense                   $1,429.5   $1,223.7   17%    $2,864.2    2,513.4   14%
            % of revenues                 32.9%     32.0%   90 bps     31.8%      31.4%  40 bps



     Changes in foreign currency exchange rates increased selling and administrative expense by 4 percentage points for the second quarter, and 3 percentage points for the first six months of fiscal 2008. Selling and administrative expenses are comprised of demand creation (advertising and promotion) and operating overhead.

     Excluding changes in exchange rates, operating overhead increased 14% and 12% for the second quarter and year-to-date period, respectively, versus the prior year periods. This increase was primarily attributable to increased investments in growth drivers such as NIKE-owned retail, emerging markets, non-NIKE brands, and normal wage inflation and performance based compensation.

     On a constant currency basis, demand creation expense increased 12% and 9% for the second quarter and year-to-date periods of fiscal 2008 versus the same periods in the prior year. The growth in demand creation was driven by increased spending on sports marketing investments, primarily in soccer and basketball, brand events such as the NIKE Plus Holiday campaign and increased investment in retail presentation with our wholesale accounts.

    For the remainder of the fiscal year we expect selling and administrative expenses to grow faster than revenue as we accelerate demand creation spending, driven by the Beijing Olympics and European Football Championships.

    Other Income (Expense), net


                                           Three Months Ended              Six Months Ended
                                               November 30,                   November 30,
                                           ___________________            __________________
                                                               %                          %
                                         2007      2006     change    2007      2006    change
                                        ______    ______    ________  ______    ______  _______

                                                         (dollars in millions)

     Other income (expense), net        $0.9     $ (0.2)      550%     $ (5.7)   $ 3.0  (290)%



     Other income (expense), net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. Foreign currency hedge gains and losses reported in Other income(expense), net are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 ? Operating Segments).


     For the second quarter and year-to-date periods of fiscal 2008, we estimate that the combination of currency hedge losses in Other income (expense), net and the favorable translation of foreign currency-denominated profits from international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $25 million and $58 million, respectively.


    Income Taxes


                                         Three Months Ended              Six Months Ended
                                             November 30,                   November 30,
                                         ___________________            __________________
      %                            %
                                       2007      2006      change    2007      2006    change
                                      ______    ______    ________  ______    ______  _______

     Effective tax rate                30.3%     27.2%     310 bps   21.7%     31.3%   (960bps)

     Our effective tax rate for the second quarter of fiscal year 2008 of 30.3% has increased 3.1 percentage points versus the comparable period in the prior year, primarily as the result of a European tax agreement we entered into during the three months ended November 30, 2006 and the retroactive reinstatement of the U.S. research and development tax credit signed into law in December 2006 as part of the Tax Relief and Healthcare Act of 2006. We recorded a retroactive benefit for both the European tax agreement and the U.S. research development tax credit in the second quarter of fiscal year 2007.

     The effective tax rate for the six months of fiscal 2008 was 21.7%, 9.6 percentage points lower than the rate for the comparable period in the prior year. Over the last few years, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took steps necessary to realize these benefits, resulting in a one-time tax benefit. Also reflected in the year-over-year effective tax rate improvement was a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our effective tax rates for these operations are generally lower than the US statutory rate. We estimate that our ongoing effective tax rate for the remainder of fiscal 2008 will be in line with the second quarter rate.

    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from December 2007 through April 2008, were 13% higher than such orders reported for the comparable period of fiscal 2007. This futures growth rate is calculated based upon our forecasts of the exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Changes in foreign currency exchange rates contributed 3 percentage points to futures growth versus the same period in the prior year. Excluding this currency impact, the growth in overall futures and advance orders was driven primarily by sales volume increases for both footwear and apparel. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf and retail sales across all brands.

    Operating Segments

     The breakdown of revenues follows:

                                 Three Months Ended            Six Months Ended
                                     November 30,                  November 30,
                                 ___________________           ____________________
                                                      %                           %
                                 2007       2006    change     2007     2006    change
                                ______     ______  _______    ______   ______   ______

                                                    (in millions)
U.S. REGION

   Footwear                    $  983.3  $  879.4     12%   $2,103.2  $1,958.5     7%
   Apparel                        461.4     475.4     (3%)     889.4     906.9    (2%)
   Equipment                       68.7      63.2      9%      159.2     154.5     3%
                               ________  ________           ________  _______
     TOTAL U.S.                 1,513.4   1,418.0      7%    3,151.8   3,019.9     4%

EMEA REGION

   Footwear                       646.7     541.4     19%    1,438.6   1,220.9    18%
   Apparel                        485.9     421.0     15%    1,052.9     908.0    16%
   Equipment                       91.6      73.8     24%      210.4     178.2    18%
                               ________  ________           ________  ________
     TOTAL EMEA                 1,224.2   1,036.2     18%    2,701.9   2,307.1    17%

ASIA PACIFIC REGION

   Footwear                       334.1     277.4     20%      666.2     543.4    23%
   Apparel                        289.2     250.6     15%      529.7     451.5    17%
   Equipment                       51.3      50.2      2%      109.5     101.7     8%
                               ________  ________           ________  ________
     TOTAL ASIA PACIFIC           674.6     578.2     17%    1,305.4   1,096.6    19%

AMERICAS REGION

   Footwear                       214.3     185.1     16%      412.7     357.4    15%
   Apparel                         73.2      55.7     31%      131.5     106.9    23%
   Equipment                       26.1      21.7     20%       48.9      40.7    20%
                               ________  ________           ________  ________
     TOTAL AMERICAS               313.6     262.5     19%      593.1     505.0    17%

                               ________  ________           ________  ________
                                3,725.8   3,294.9     13%    7,752.2   6,928.6    12%

OTHER                             613.7     526.8     16%    1,242.4   1,087.2    14%

                               ________  ________           ________  ________
TOTAL REVENUES                 $4,339.5  $3,821.7     14%   $8,994.6  $8,015.8    12%
                               ========  ========           ========  ========


     The breakdown of income before income taxes ("pre-tax income") follows:



                                       Three Months Ended              Six Months Ended
                                           November 30,                   November 30,
                                      ___________________             __________________
                                                           %                           %
                                     2007      2006      change    2007      2006    change
                                    ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)

U.S. Region                       $ 306.6     $ 282.1       9%    $  653.9    $ 637.8     3%
EMEA Region                         230.2       167.7      37%       605.7      478.3    27%
Asia Pacific Region                 174.1       145.8      19%       333.6      250.7    33%
Americas Region                      68.7        61.1      12%       126.6      110.8    14%
Other                                70.8        54.1      31%       166.0      141.5    17%
Corporate                          (334.8)     (263.5)    (27%)     (699.9)    (596.0)  (17%)
                                 ________    ________             ________   ________
Total pre-tax income              $ 515.6     $ 447.3      15%    $1,185.9   $1,023.1    16%


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

     U.S. Region




                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
   Revenues

      Footwear                  $  983.3   $  879.4      12%    $2,103.2   $1,958.5   7%
      Apparel                      461.4      475.4      (3%)      889.4      906.9  (2%)
      Equipment                     68.7       63.2       9%       159.2      154.5   3%
                          ________   ________            _________  _________
          Total revenues        $1,513.4   $1,418.0       7%    $3,151.8   $3,019.9   4%

   Pre-tax income               $  306.6   $  282.1       9%    $  653.9   $  637.8   3%


     For the second quarter and first six months of fiscal 2008, the increase in U.S. footwear revenue was attributable to double digit percentage growth in unit sales, partially offset by a low-single digit decrease in the average selling price per pair. The growth in unit sales for the second quarter and first six months of fiscal 2008 versus the comparable periods in the prior year were driven by higher demand for our NIKE brand sports culture, Brand Jordan and kids products. The decrease in average selling price per pair for the second quarter and first six months of 2008 compared to the same periods in the prior year was primarily driven by increased discounts.

     The decline in U.S. apparel revenues for the second quarter of fiscal 2008 as compared to the same period in the prior year was attributable to lower average selling prices, primarily driven by Brand Jordan and team and licensed products. For the first six months of the fiscal year, the decline in U.S. apparel revenues as compared to the same period in the prior year was primarily attributable to lower unit sales of sports culture and Brand Jordan products, partially offset by increased unit sales of sports performance products. Average selling price per unit decreased slightly, most notably for sports culture products.

     The increase in pre-tax income for the second quarter of fiscal 2008 exceeded revenue growth over the same period primarily as a result of improved footwear gross pricing margins, partially offset by lower apparel and equipment gross pricing margins and higher sales discounts. Pre-tax income for the first six months of fiscal 2008 grew at a slower rate than revenue for the comparable period due to slightly lower gross margins, driven primarily by higher discounts. Selling and administrative expenses increased at a slightly slower rate than revenue, driven by an increase in demand creation investments, most notably basketball sports marketing, as well as increased operating overhead driven by investments in NIKE-owned retail, and normal wage inflation and performance based compensation.


     EMEA Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                  $  646.7   $  541.4      19%   $1,438.6   $1,220.9    18%
       Apparel                      485.9      421.0      15%    1,052.9      908.0    16%
       Equipment                     91.6       73.8      24%      210.4      178.2    18%
                                 ________   ________             _______   _________
           Total revenues         $1,224.2   $1,036.2      18%   $2,701.9   $2,307.1    17%

     Pre-tax income              $  230.2   $  167.7      37%    $ 605.7   $  478.3    27%


     In the EMEA region, changes in currency exchange rates contributed 10 and 9 percentage points of revenue growth for the second quarter and first six months of fiscal 2008, respectively. Excluding changes in currency exchange rates, revenues increased in nearly every market in the region for the quarter and year-to-date period. The emerging markets in the region grew approximately 30% for the quarter and over 20% for the year-to-date period driven by strong results in Russia, South Africa, Turkey and Greece, while the UK grew over 10% for both the quarter and year-to-date period.

     Excluding changes in exchange rates, footwear revenues increased 9% during the second quarter and year-to-date period of fiscal 2008 as a result of double-digit percentage growth in unit sales, partially offset by a decrease in the average selling price per pair. The increase in unit sales for both the second quarter and year-to-date periods was primarily driven by higher demand for our NIKE brand sport culture and men's sports performance products, notably soccer products. The decrease in the average selling price per pair resulted from a shift in product mix from higher priced to lower priced models, most notably within running and sports culture, for both the second quarter and year-to date periods.

     Excluding changes in currency rates, EMEA apparel revenue increased 6% during the second quarter, primarily as a result of increased unit sales of NIKE brand apparel combined with an increase in average selling prices. For the first six months of fiscal 2008, EMEA apparel revenue increased 8% on a constant-currency basis, driven by increased unit sales of NIKE brand apparel.

     The increase in pre-tax income in the second quarter and first six months of fiscal 2008 was driven primarily by higher revenues, improved gross margins (due principally to favorable foreign currency hedge results and better inventory management), selling and administrative expense leverage and stronger European currencies.


     Asia Pacific Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                            %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                $  334.1    $  277.4     20%    $   666.2   $  543.4    23%
       Apparel                    289.2       250.6     15%        529.7      451.5    17%
       Equipment                   51.3        50.2      2%        109.5      101.7     8%
                                ________    ________            ________   _________
           Total revenues      $  674.6    $  578.2     17%    $ 1,305.4   $1,096.6    19%

     Pre-tax income            $  174.1    $  145.8     19%    $   333.6   $  250.7    33%


     In the Asia Pacific region, changes in currency exchange rates contributed 5 and 3 percentage points of revenue growth for the second quarter and first six months of fiscal 2008, respectively. While the majority of countries within the region reported sales increases for both the quarter and year-to-date periods, China was the primary driver of revenue growth, as revenues grew more than 35% for both the quarter and year-to-date periods on a currency neutral basis. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE products and sales through existing retail doors. Constant currency revenue growth in Japan was 2% for the quarter as we saw continued signs of improvement. Constant currency revenue in Japan has declined approximately 2% year-to-date.

     Footwear revenue growth for both the quarter and first six months of fiscal 2008 reflected increased unit sales, most notably in China, and slightly higher average selling prices, driven primarily by a shift in mix from lower priced to higher priced models. The increase in apparel revenue for both the quarter and year-to-date period was primarily driven by increased unit demand in China.

     The increase in pre-tax income in the second quarter and first six months of fiscal 2008 was driven primarily by higher revenues, improved gross margins and favorable foreign currency translation. The gross margin improvement for the quarter and first six months of the fiscal year was primarily driven by margin improvement on closeout product resulting from better inventory management and reduced warehousing costs. Selling and administrative expenses grew in line with revenue for the first six months of fiscal 2008 and at a faster rate than revenue in the second quarter. The increase in selling and administrative expenses during the second quarter was primarily attributable to demand creation investments in China. Operating overhead also increased as a result of investments in NIKE-owned retail across the region and infrastructure to support growth in China.


     Americas Region



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change    2007      2006    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                $  214.3   $  185.1       16%    $  412.7  $  357.4    15%
       Apparel                     73.2       55.7       31%       131.5     106.9    23%
       Equipment                   26.1       21.7       20%        48.9      40.7    20%
                                ________   ________             _________  _________
           Total revenues       $  313.6   $  262.5       19%    $  593.1  $  505.0    17%

     Pre-tax income            $   68.7   $   61.1       12%    $  126.6  $  110.8    14%


     In the Americas region, changes in currency exchange rates contributed 5 percentage points of revenue growth for both the second quarter and first six months of fiscal 2008. Excluding changes in foreign currency exchange rates, double-digit percentage revenue growth in most markets within the region, led by Argentina and Mexico, more than offset slight sales declines in Canada for both the second quarter and year to date period.

     The increase in pre-tax income for both the second quarter and first six months of fiscal 2008 was attributable to higher revenues and improved gross margins, combined with favorable foreign currency translation. These factors were partially offset by higher selling and administrative expenses for both the quarter and year-to-date period. The increase in selling and administrative expenses was primarily the result of higher demand creation spending around the Run Americas III campaign during the second quarter. Operating overhead expense also increased for the quarter and first six months of fiscal 2008, driven by normal wage inflation, performance based compensation and benefit costs.



Other Businesses



                                      Three Months Ended              Six Months Ended
                                          November 30,                   November 30,
                                      ___________________            __________________
                                                          %                           %
                                    2007      2006      change     2007      2006    change
                                   ______    ______    ________   ______    ______  _______

                                                     (dollars in millions)

   Revenues                      $  613.7    $  526.8     16%   $1,242.4  $1,087.2     14%

   Pre-tax income                    70.8        54.1     31%      166.0     141.5     17%


     The increase in Other business revenues for the second quarter and first six months of fiscal 2008 was driven by higher revenues across nearly all businesses, most notably Converse and NIKE Bauer Hockey.

     During the second quarter and year-to-date period, growth at Converse, NIKE Bauer Hockey and NIKE Golf, combined with margin improvement across most businesses drove the year-over-year increase in pre-tax income. Pre-tax income for the first six months of fiscal 2007 included a $14.2M benefit relating to the settlement of an arbitration ruling involving Converse and a former South American licensee. Excluding this favorable settlement, fiscal 2008 year-to-date pre-tax income for our Other businesses would have increased approximately 30% versus the comparable prior year period.

     As part of our long term growth strategy, we are continually evaluating our portfolio of businesses to ensure that we are investing in opportunities with the largest growth potential and highest returns. On October 23, 2007, we entered into an Implementation Agreement with Umbro Plc, a leading United Kingdom-based global soccer brand, under which we agreed to acquire all of the outstanding shares of Umbro Plc. This all-cash offer is valued at approximately 282 million pounds sterling. This acquisition is intended to significantly expand NIKE's global leadership in soccer, a key area of growth for the Company.

     Following a strategic review of the Company's existing business portfolio, we concluded that the Starter and NIKE Bauer Hockey businesses did not align with our long-term growth priorities. On November 15, 2007, we announced that we had reached a definitive agreement to sell the Starter brand business to Iconix Brand Group, Inc. for $60 million in cash. This transaction was completed on December 17, 2007. We have also announced our intent to explore the sale of NIKE Bauer Hockey. That process is still under way.

Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $949.9 million for the first six months of fiscal 2008, compared to $541.6 million for the first six months of fiscal 2007. Our primary source of operating cash flow for the first six
months of 2008 was net income of $929.1 million.   Our investment in working
capital increased during the first six months of fiscal 2008 primarily due to an increase in prepaid expenses due to timing of payments and an increase in inventory receipts to support growth in the business.

     Cash provided by investing activities was $194.4 million for the first six months of fiscal 2008, compared to $389.9 million provided in the first six months of fiscal 2007. The decrease versus fiscal 2007 was primarily due to lower net maturities of short-term investments (maturities net of purchases) as we liquidated more short-term investments for share repurchases in fiscal 2007.

     Cash used in financing activities was $571.6 million for the first six months of fiscal 2008, compared to $803.7 million used in the first six months of fiscal 2007. Cash used in fiscal 2007 was higher primarily due to the $250 million repayment of corporate bonds in fiscal 2007.

     In the second quarter of fiscal 2008, we purchased 4.8 million shares of NIKE's Class B common stock for $292.8 million, bringing total purchases for the first six months of fiscal 2008 to 10.6 million shares at a cost of $614.2 million. As of the end of the second quarter of fiscal 2008, we have now repurchased 28.6 million shares for $1,426.9 million under the $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     On October 23, 2007, we entered into an Implementation Agreement with Umbro Plc, a United Kingdom company, under which we agreed (the "Umbro Acquisition") to acquire all of the outstanding shares of Umbro Plc for 1.9306 British pounds sterling per share in cash. The Umbro Acquisition was unanimously recommended by the Board of Umbro Plc to the shareholders. The Umbro Acquisition is subject to customary closing conditions. The proposed transaction would value Umbro Plc at approximately 282 million pounds sterling. For additional information, see the Current Report on Form 8-K filed on October 25, 2007 which includes the Implementation Agreement as an exhibit.

     On December 21, 2007, we purchased 19.9% of the outstanding shares of Umbro Plc from Sports Direct International Plc ("Sports Direct") in a privately negotiated transaction. We paid Sports Direct 1.9306 British pounds sterling for each of the 29.1 million shares, for a total purchase price of
56.4 million pounds sterling (approximately $111.9 million), inclusive of transaction fees.

     On November 15, 2007, we announced that we had reached a definitive agreement to sell our Starter brand to Iconix Brand Group, Inc. for $60 million in cash. This transaction was completed on December 17, 2007.


Contractual Obligations

     Upon adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48") on June 1, 2007, the total long term liability for uncertain tax positions was $135.0 million. During the six months ended November 30, 2007, the total gross unrecognized tax benefits increased $38.1 million, primarily related to tax positions taken during the current and prior fiscal years, including the accrual of the related interest and penalties. As of November 30, 2007 the total gross unrecognized tax benefits were $173.1 million. We are not able to reasonably estimate when, or if cash payments of the long-term liability for uncertain tax positions will occur.

     There have been no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2007.

Capital Resources

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at November 30, 2007 or May 31, 2007. We currently have short-term debt ratings of A1 and P1 from Standard and Poor?s Corporation and Moody?s Investor Services, respectively.

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

Recently Issued Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for our fiscal year beginning June 1,2008 and the provisions of FAS 157 for non financial assets and liabilities are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the impact of the provisions of FAS 157.

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

     In December 2007, the Financial Accounting Standards Board ("FASB") issued FASB Statements No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the provisions of FAS 141(R) and FAS 160.


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

     Taxes

     We account for uncertain tax positions in accordance with FIN 48. On a quarterly basis, we reevaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in income tax expense.


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

     The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2007.

     There has been no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonable likely to materially affect, the Company's internal controls over financial reporting.


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


                           Part II - Other Information

Item 1.  Legal Proceedings

     There have been no significant developments with respect to the information previously reported under Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 1A.  Risk Factors

     There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2007.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                       (in thousands)             (in thousands)           (in millions)

September 1 - 30, 2007   1,520.0       $ 57.05         1,520.0              $ 1,779.1
October 1 - 31, 2007     1,397.3         61.68         1,397.3                1,692.9
November 1 - 30, 2007    1,890.0         63.42         1,890.0                1,573.1
                         _________     _______        _________

Total                    4,807.3       $ 60.90         4,807.3
                         =========                    =========


Item 4.   Submission of Matters to a Vote of Security Holders

Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on Monday, September 17, 2007, in Beaverton, Oregon. The following matters were submitted to a vote of the shareholders, the results of which are as follows:


Proposal 1 - Election of Directors:

                                       Votes Cast
                           For          Withheld
                           ___         __________

Directors Elected by holders of Class A Common Stock:

John G. Connors         114,866,721      16,003
Timothy D. Cook         114,866,722      16,002
Ralph D. DeNunzio       114,866,720      16,004
Douglas G. Houser       114,866,722      16,002
Philip H. Knight        114,866,722      16,002
Mark G. Parker          114,866,721      16,003
Johnathan A. Rodgers    114,866,722      16,002
Orin C. Smith           114,866,721      16,003
John R. Thompson, Jr.   114,866,722      16,002

Directors Elected by holders of Class B Common Stock:

Jill K. Conway          324,376,404    7,808,006
Alan B. Graf, Jr.       328,533,963    3,650,447
Jeanne P. Jackson       327,789,078    4,395,332


Proposal 2 - Approve the extension of and amendments to the NIKE, Inc.
             Long-Term Incentive Plan:

Class A and Class B Common Stock Voting Together:


                             For          Against      Abstain
                             ___          _______      _______

                         431,602,092    12,927,279    2,537,761


Proposal 3 - Ratify the appointment of PricewaterhouseCoopers LLP as
             Independent registered public accounting firm:

Class A and Class B Common Stock Voting Together:


                             For          Against      Abstain
                             ___          _______      _______

                         439,993,018     4,770,944    2,303,167



Item 6.   Exhibits

   (a)  EXHIBITS:

   2.1  Implementation Agreement dated October 23, 2007, between
        Umbro Plc, NIKE Vapor Ltd. and NIKE, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 25, 2007).

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


DATED:  January 9, 2008