Form 10-Q
period 2008-04-03
NIKE INC
filed 2008-04-04
CIK 320187

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-Q

          FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

               For the Quarter Ended February 29, 2008
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

Yes  X   No     .
    ___      ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

See the definitions of "large accelerated filer," "accelerated filer" and

"smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer  X                 Accelerated filer
                        ___                                            ___

Non-accelerated filer                      Smaller Reporting Company
                        ___                                            ___

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act). Yes     No  X .
                                    ___        ___

Common Stock shares outstanding as of February 29, 2008 were:
                                       _______________

                            Class A        105,006,644
                            Class B        387,703,487
                                       _______________
                                           492,710,131
                                       ===============



PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS
                                   NIKE, Inc.

                     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     February 29,   May 31,
                                                         2008        2007
                                                       ________    ________

                                                           (in millions)

           ASSETS

Current assets:
     Cash and equivalents                              $2,242.4    $1,856.7
     Short-term investments                               684.2       990.3
     Accounts receivable, net                           2,775.5     2,494.7
     Inventories (Note 2)                               2,390.9     2,121.9
     Deferred income taxes                                245.0       219.7
     Prepaid expenses and other current assets            566.7       393.2
                                                      _________    ________

     Total current assets                               8,904.7     8,076.5

Property, plant and equipment                           4,009.7     3,619.1
     Less accumulated depreciation                      2,189.7     1,940.8
                                                      _________    ________

     Property, plant and equipment, net                 1,820.0     1,678.3

Identifiable intangible assets, net (Note 3)              384.4       409.9
Goodwill (Note 3)                                         130.8       130.8
Deferred income taxes and other assets                    548.3       392.8
                                                      _________    ________

     Total assets                                     $11,788.2   $10,688.3
                                                      =========    ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt                 $    6.3    $   30.5
     Notes payable                                        205.6       100.8
     Accounts payable                                   1,004.7     1,040.3
     Accrued liabilities (Note 4)                       1,630.2     1,303.4
     Income taxes payable                                  96.4       109.0
                                                      _________    ________

          Total current liabilities                     2,943.2     2,584.0

Long-term debt                                            446.7       409.9
Deferred income taxes and other liabilities               784.8       668.7
Commitments and contingencies (Note 10)                     --          --
Redeemable preferred stock                                  0.3         0.3
Shareholders' equity:
     Common stock at stated value:
          Class A convertible-105.0 and
              117.6 million shares outstanding              0.1         0.1
          Class B-387.7 and 384.1 million shares
               outstanding                                  2.7         2.7
     Capital in excess of stated value                  2,350.7     1,960.0
     Accumulated other comprehensive income (Note 6)      277.0       177.4
     Retained earnings                                  4,982.7     4,885.2
                                                      _________    ________

     Total shareholders' equity                         7,613.2     7,025.4
                                                      _________    ________

     Total liabilities and shareholders' equity       $11,788.2   $10,688.3
                                                      =========    ========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                 NIKE, Inc.

               UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                            Three Months Ended        Nine Months Ended
                                            February 29 and 28,      February 29 and 28,
                                           ____________________      ___________________

                                             2008        2007          2008        2007
                                             ____        ____          ____        ____

                                                 (in millions, except per share data)

Revenues                                   $4,544.4    $3,926.9     $13,539.0   $11,942.7
Cost of sales                               2,496.5     2,191.7       7,483.0     6,701.2
                                           _________   _________    __________  _________

Gross margin                                2,047.9     1,735.2       6,056.0     5,241.5
Selling and administrative expense          1,403.2     1,243.3       4,267.4     3,756.7
Interest income, net                           18.7        15.8          66.4        43.0
Other income (expense), net                     5.3        10.3          (0.4)       13.3
                                           _________   _________     _________   _________

Income before income taxes                    668.7       518.0       1,854.6     1,541.1

Income taxes (Note 5)                         204.9       167.2         461.7       487.5
                                           _________   _________     _________   _________

Net income                                 $  463.8    $  350.8      $1,392.9    $1,053.6
                                           =========   =========     =========   =========

Basic earnings per common share (Note 8)   $   0.94    $   0.69      $   2.80    $   2.09
                                           =========   =========     =========   =========

Diluted earnings per common share (Note 8) $   0.92    $   0.68      $   2.76    $   2.07
                                           =========   =========     =========   =========

Dividends declared per common share        $   0.23    $  0.185      $  0.645    $  0.525
                                           =========   =========     =========   =========

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.


NIKE, Inc.

         UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Nine Months Ended
                                                           February 29 and 28,
                                                           _____________________

                                                             2008         2007
                                                             ____         ____

                                                               (in millions)

Cash provided (used) by operations:
     Net income                                            $1,392.9   $1,053.6
     Income charges (credits) not affecting cash:
       Depreciation                                           224.0      199.2
       Deferred income taxes                                 (104.1)      61.1
       Stock-based compensation (Note 7)                      115.6      119.1
       Gain on divestiture (Note 11)                          (28.6)        --
       Amortization and other                                  24.9      (10.0)
     Changes in certain working capital components and other
       assets and liabilities:
            Increase in accounts receivable                  (133.8)    (102.7)
            Increase in inventories                          (183.9)    (108.8)
            Increase in prepaid expenses
               and other assets                               (30.1)    (139.6)
            Increase (decrease) in accounts payable, accrued
               liabilities and income taxes payable            26.9     (157.1)
                                                           _________   ________

     Cash provided by operations                            1,303.8      914.8
                                                           _________   ________

Cash provided (used) by investing activities:
     Purchases of investments                              (1,248.8)  (1,193.7)
     Maturities of investments                              1,575.0    2,170.2
     Additions to property, plant and
       equipment                                             (292.3)    (217.1)
     Proceeds from the sale of property, plant and
       equipment                                                0.8       27.8
     Increase in other assets and liabilities, net            (10.1)      (9.2)
     Acquisition of shares of Umbro Plc (Note 11)            (112.0)        --
     Proceeds from divestiture (Note 11)                       60.0         --
                                                           _________   ________

     Cash (used) provided by investing activities             (27.4)     778.0
                                                           _________   ________

Cash provided (used) by financing activities:
     Proceeds from issuance of long-term debt                    --       41.8
     Reductions in long-term debt,
       including current portion                              (29.5)    (254.2)
     Increase in notes payable                                 90.6       49.0
     Proceeds from exercise of stock options and
       other stock issuances                                  246.3      275.2
     Excess tax benefits from share-based payment
       arrangements                                            37.0       48.3
     Repurchase of common stock                              (951.5)    (704.6)
     Dividends on common stock                               (299.5)    (250.2)
                                                            _________  ________

     Cash used by financing activities                       (906.6)    (794.7)
                                                            _________  ________

Effect of exchange rate changes on cash                        15.9       26.9
                                                            _________  ________

Net increase in cash and equivalents                          385.7      925.0
Cash and equivalents, beginning of period                   1,856.7      954.2
                                                           _________   ________

Cash and equivalents, end of period                        $2,242.4   $1,879.2
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


                                   NIKE, Inc.

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:
         __________________________________________

Basis of presentation:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company's latest Annual Report on Form 10-K. The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of results to be expected for the entire year.


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

Recently Issued Accounting Standards:

     In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for the fiscal year beginning June 1, 2008 and the provisions of FAS 157 for non financial assets and liabilities are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions for non financial assets and liabilities. The Company has evaluated the provisions of FAS 157 for financial assets and liabilities and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. The Company has evaluated the impact of the provisions of FAS 159 and does not expect that the adoption will have a material impact on the Company's consolidated financial position or results of operations.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. The Company is currently evaluating the impact of the provisions of FAS 161.


NOTE 2 - Inventories:
         ___________

     Inventory balances of $2,390.9 million and $2,121.9 million at February 29, 2008 and May 31, 2007, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:
         ___________________________________________

     The following table summarizes the Company's identifiable intangible assets and goodwill balances as of February 29, 2008 and May 31, 2007:

                                   February 29, 2008                    May 31, 2007
                                  ______________________           ______________________

                              Gross                   Net       Gross                  Net
                             Carrying  Accumulated  Carrying  Carrying  Accumulated  Carrying
                              Amount   Amortization  Amount    Amount   Amortization  Amount
                             ________  ____________ ________  ________  ____________ ________

                                                    (in millions)

Amortized intangible assets:
     Patents                 $  48.9     $ (14.9)   $  34.0   $  44.1     $ (12.3)  $  31.8
     Trademarks                 14.1        (8.3)       5.8      49.8       (17.5)     32.3
     Other                      21.7       (18.6)       3.1      21.6       (17.3)      4.3
                             ________    ________   ________  ________    ________  ________
          Total              $  84.7     $ (41.8)   $  42.9   $ 115.5     $ (47.1)  $  68.4
                             ========    ========             ========    ========

Unamortized intangible assets - Trademarks          $ 341.5                         $ 341.5
                                                    ________                        ________
Identifiable intangible assets, net                 $ 384.4                         $ 409.9
                                                    ========                        ========
Goodwill                                            $ 130.8                         $ 130.8
                                                    ========                        ========


     Amortization expense, which is included in selling and administrative expense, was $1.8 million and $2.5 million for the three-month periods ended February 29, 2008 and February 28, 2007, respectively, and $6.8 million and $7.4 million for the nine-month periods ended February 29, 2008 and February 28, 2007, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2008 through May 31, 2012 are as follows: 2008: $8.3 million; 2009: $6.0 million; 2010: $5.6 million; 2011: $5.1 million; 2012: $4.4 million.



NOTE 4 ? Accrued Liabilities:
         ___________________

Accrued liabilities include the following:

                                       February 29, 2008  May 31, 2007
                                        _______________   ____________

                                                 (in millions)

Compensation and benefits, excluding taxes  $443.0           $451.6
Fair value of derivatives                    242.0             90.5
Taxes other than income taxes                177.2            133.4
Endorser compensation                        163.5            139.9
Dividends payable                            113.3             92.9
Advertising and marketing                    110.1             70.6
Import and logistics costs                    76.4             81.4
Other1                                       304.7            243.1
                                          _________        _________

                                          $1,630.2         $1,303.4
                                          =========        =========

1 Other consists of various accrued expenses and no individual item accounted for more than $50 million of the balance at February 29, 2008 and May 31, 2007.



NOTE 5 ? Income Taxes:
         ____________

     The effective tax rate for the nine months ended February 29, 2008 was 24.9%.? Over the last few years, several international entities generated losses for which the Company did not recognize offsetting tax benefits because the realization of those benefits was uncertain.? The necessary steps to realize these benefits have now been taken resulting in a one-time reduction of the effective tax rate for the nine months ended February 29, 2008 of 5.7 percentage points.? Also reflected in the effective tax rate for the nine months ended February 29, 2008 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on these operations are generally lower than the U.S. statutory rate.

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

     At the adoption date of June 1, 2007, the Company had $122.5 million of gross unrecognized tax benefits, excluding related interest and penalties, $35.0 million of which would affect the Company's effective tax rate if recognized in future periods. Including related interest and penalties and net of federal benefit of interest and unrecognized state tax benefits, at June 1, 2007, the Company had $135.0 million of total unrecognized tax benefits, $52.0 million of which would affect the Company?s effective tax rate if recognized in future periods. During the nine months ended February 29, 2008, the gross unrecognized tax benefits increased $61.6 million, primarily related to tax positions taken during the current and prior fiscal years.? As of February 29, 2008 the gross unrecognized tax benefits were $184.1 million. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

     The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years. The Company's major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1996 and fiscal year 2001, respectively.

     The Company recognizes interest and penalties related to income tax matters in income tax expense. Upon adoption at June 1, 2007, the Company had $32.0 million (excluding federal benefit) accrued for interest and penalties related to uncertain tax positions. The liability for payment of interest and penalties increased $22.9 million during the nine months ended February 29, 2008. As of February 29, 2008, accrued interest and penalties related to uncertain tax positions was $54.9 million (excluding federal benefit).


NOTE 6 - Comprehensive Income:
         ____________________

     Comprehensive income, net of taxes, is as follows:

                                             Three Months Ended         Nine Months Ended
                                             February 29 and 28,       February 29 and 28,
                                            _____________________       __________________

                                              2008        2007           2008       2007
                                              ____        ____           ____       ____

                                                              (in millions)

Net income                                   $463.8      $350.8       $1,392.9   $1,053.6

Other comprehensive income:
  Change in cumulative translation
     adjustment and other                      26.9         3.0          164.6       42.0
  Changes due to cash flow hedging
      instruments:
    Net gain (loss) on hedge derivatives        3.3        (8.1)        (110.4)     (27.1)
    Reclassification to net income of
      previously deferred losses
      related to hedge derivative instruments  17.8         8.5           45.4        9.5
                                             _______     _______      _________  _________

  Other comprehensive income                   48.0         3.4           99.6       24.4
                                             _______     _______      _________  _________
Total comprehensive income                   $511.8      $354.2       $1,492.5   $1,078.0
                                             =======     =======      =========  =========





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

     The following table summarizes the Company's total stock-based compensation expense:

                                         Three Months Ended       Nine Months Ended
                                         February 29 and 28,      February 29 and 28,
                                        ____________________      __________________

                                          2008        2007         2008        2007
                                          ____        ____         ____        ____

                                                        (in millions)

  Stock options1                         $21.8       $24.5       $105.0      $109.9
  ESPPs                                    1.8         1.5          5.6         5.0
  Restricted stock                         1.7         1.4          5.0         4.2
                                         ______      ______      _______     _______

Total stock-based compensation expense   $25.3       $27.4       $115.6      $119.1
                                         ======      ======      =======     =======

1 In accordance with FAS 123R, accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement.
Accelerated stock option expense was $0.7 million and $0.4 million for the three months ended February 29, 2008 and February 28, 2007, respectively, and $39.9 million and $35.9 million for the nine months ended February 29, 2008 and February 28, 2007, respectively. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.


     As of February 29, 2008, the Company had $112.4 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.1 years.

     The weighted average fair value per share of the options granted during the nine months ended February 29, 2008 and February 28, 2007 as computed using the Black-Scholes pricing model was $13.86 and $8.79, respectively. The weighted average assumptions used to estimate these fair values are as follows:

                                                Nine Months Ended
                                               February 29 and 28,
                                               ____________________

                                                 2008        2007
                                                 ____        ____

Dividend yield                                   1.4%        1.6%
Expected volatility                             20.5%       18.7%
Weighted-average expected life (in years)        5.0         5.0
Risk-free interest rate                          4.8%        5.0%


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

NOTE 8 - Earnings Per Common Share:
         _________________________

     The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.8 million and 9.2 million shares of common stock were outstanding for the three months ended February 29, 2008 and February 28, 2007, respectively, and 6.8 million and 10.2 million shares of common stock were outstanding for the nine months ended February 29, 2008 and February 28, 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

                                    Three Months Ended             Nine Months Ended
                                    February 29 and 28,           February 29 and 28,
                                  _____________________            ___________________

                                    2008         2007               2008         2007
                                    ____         ____               ____         ____

                                         (in millions, except per share data)

Determination of shares:
   Weighted average common shares
     outstanding                    493.9        504.5              497.0        504.1
   Assumed conversion of
     dilutive stock options
     and awards                       8.6          6.3                8.4          5.5
                                   _______      _______            _______      _______

Diluted weighted average common
   shares outstanding               502.5        510.8              505.4        509.6
                                   =======      =======            =======      =======

Basic earnings per common share1   $ 0.94       $ 0.69             $ 2.80       $ 2.09
                                   =======      =======            =======      =======

Diluted earnings per common share1 $ 0.92       $ 0.68             $ 2.76       $ 2.07
                                   =======      =======            =======      =======

1  Basic and diluted earnings per common share for the three months ended February 28, 2007 do not recalculate due to rounding.



NOTE 9 - Operating Segments:
         __________________

     The Company's operating segments are evidence of the structure of the Company's internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The "Other" category shown below represents activities of Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter Brand business which was sold on December 17, 2007), Hurley International LLC, NIKE Bauer Hockey Inc., and NIKE Golf, which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 ?Disclosures about Segments of an Enterprise and Related Information.?

     Where applicable, "Corporate" represents items necessary to reconcile to the consolidated financial statements, which generally include corporate activity and corporate eliminations.

     Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate costs that are not allocated to the operating segments for management reporting including corporate activity, stock-based compensation expense, certain currency exchange rate gains and losses on transactions, the gain on the sale of the Starter brand business, which was sold in December 2007, and intercompany eliminations for specific income statement items in the Unaudited Condensed Consolidated Statements of Income.

     Accounts receivable, net, inventories, and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

                                       Three Months Ended     Nine Months Ended
                                       February 29 and 28,   February 29 and 28,
                                       __________________      _________________

                                         2008        2007        2008       2007
                                        _____       _____       _____      _____

                                                     (in millions)

Net Revenue
  U.S.                                $1,556.5    $1,477.0   $ 4,708.3  $ 4,496.9
  EUROPE, MIDDLE EAST, AFRICA          1,384.3     1,124.8     4,086.2    3,431.9
  ASIA PACIFIC                           748.3       589.9     2,053.7    1,686.5
  AMERICAS                               254.4       212.5       847.5      717.5
  OTHER                                  600.9       522.7     1,843.3    1,609.9
                                      _________   _________  __________ __________
                                      $4,544.4    $3,926.9   $13,539.0  $11,942.7
                                      =========   =========  ========== ==========

Pre-tax Income
  U.S.                                $  347.3    $  296.4    $ 1,001.2  $  934.2
  EUROPE, MIDDLE EAST, AFRICA            334.3       255.7        940.0     734.0
  ASIA PACIFIC                           193.0       132.1        526.6     382.8
  AMERICAS                                51.9        42.1        178.5     152.9
  OTHER                                   77.5        67.0        243.5     208.5
  CORPORATE                             (335.3)     (275.3)    (1,035.2)   (871.3)
                                      _________   _________   _________  _________
                                      $  668.7    $  518.0    $ 1,854.6  $1,541.1
                                      =========   =========   =========  =========

                                       Feb. 29,    May 31,
                                         2008       2007
                                      _________   _________

                                          (in millions)

Accounts receivable, net
  U.S.                                $  857.6    $  806.8
  EUROPE, MIDDLE EAST, AFRICA            852.8       739.1
  ASIA PACIFIC                           379.0       296.6
  AMERICAS                               223.3       184.1
  OTHER                                  412.9       404.9
  CORPORATE                               49.9        63.2
                                      _________   _________
                                      $2,775.5    $2,494.7
                                      =========   =========

Inventories
  U.S.                                $  800.7    $  796.0
  EUROPE, MIDDLE EAST, AFRICA            632.3       554.5
  ASIA PACIFIC                           297.1       214.1
  AMERICAS                               160.7       132.0
  OTHER                                  455.0       378.7
  CORPORATE                               45.1        46.6
                                      _________   _________
                                      $2,390.9    $2,121.9
                                      =========   =========

Property, plant and equipment, net
  U.S.                                $  302.4    $  232.7
  EUROPE, MIDDLE EAST, AFRICA            351.6       325.4
  ASIA PACIFIC                           368.7       326.1
  AMERICAS                                19.7        16.9
  OTHER                                  114.6       103.6
  CORPORATE                              663.0       673.6
                                      _________   _________
                                      $1,820.0    $1,678.3
                                      =========   =========


NOTE 10 - Commitments and Contingencies:
          _____________________________

     At February 29, 2008, the Company had letters of credit outstanding totaling $194.9 million. These letters of credit were issued primarily for the purchase of inventory.

     There have been no other significant subsequent developments relating to the commitments and contingencies reported on our latest Annual Report on Form 10-K.


NOTE 11 ? Acquisitions, Divestitures and Subsequent Events:
          ________________________________________________

     On October 23, 2007, the Company entered into an Implementation Agreement with Umbro Plc, a United Kingdom company, pursuant to which the Company agreed to acquire all of the outstanding shares of Umbro Plc for 1.9306 British pounds sterling per share in cash (the "Umbro Acquisition").

     On December 21, 2007, the Company purchased 19.9% of the outstanding shares of Umbro Plc from Sports Direct International Plc ("Sports Direct") in a privately negotiated transaction. The Company paid Sports Direct 1.9306 British pounds sterling for each of the 29.1 million shares, for a total purchase price of 56.4 million pounds sterling (approximately $112.0 million), inclusive of transaction fees.

     In March 2008 the Company completed the Umbro Acquisition by purchasing all remaining outstanding shares of Umbro Plc for 1.9306 British pounds sterling each, for a total of 226.8 million pounds sterling (approximately $449.5 million), inclusive of transaction fees.

     On December 17, 2007, the Company completed the sale of the Starter brand business to Iconix Brand Group, Inc. for $60 million in cash. This transaction resulted in a gain of $28.6 million, which is reflected in Other income (expense), net and in the corporate line in the segment presentation of pre-tax income in Note 9.

     On February 21, 2008, the Company entered into a definitive agreement to sell NIKE Bauer Hockey Corp. for $200 million in cash. The transaction is expected to be completed before the end of the fiscal year ending May 31, 2008.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In the third quarter of fiscal 2008, our revenues grew 16% to $4.5 billion, net income grew 32% to $463.8 million and we delivered diluted earnings per share of $0.92, a 35% increase versus the third quarter of fiscal 2007.

     Income before income taxes grew 29% for the third quarter, driven by revenue growth, a higher gross margin percentage, and selling and administrative expense leverage primarily due to the timing of our demand creation spend. Net income and diluted earnings per share grew at a faster rate than pretax income due to a year-over-year decrease in our effective tax rate and a reduction in outstanding shares due to repurchases made under our share repurchase program.

     As part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure the Company is investing in those businesses with the largest growth potential and highest returns. In December 2008 we completed our sale of the Starter brand business. In March 2008 we completed our acquisition of Umbro Plc., a leading United Kingdom-based global soccer brand. In addition, during the third quarter we entered into a definitive agreement to sell NIKE Bauer Hockey; we expect this transaction will be completed in the fourth quarter of fiscal 2008.


Results of Operations


                                         Three Months Ended             Nine Months Ended
                                         February 29 and 28,           February 29 and 28,
                                         ___________________            __________________
                                                             %                           %
                                       2008      2007      change    2008      2007    change
                                      ______    ______    ________  ______    ______  ________

                                            (dollars in millions, except per share data)

Revenues                             $4,544.4   $3,926.9     16%  $13,539.0 $11,942.7    13%

Cost of sales                         2,496.5    2,191.7     14%    7,483.0   6,701.2    12%

Gross margin                          2,047.9    1,735.2     18%    6,056.0   5,241.5    16%
  Gross margin %                         45.1%      44.2%              44.7%     43.9%

Selling and administrative            1,403.2    1,243.3     13%    4,267.4   3,756.7    14%
  % of revenue                           30.9%      31.7%              31.5%     31.5%

Income before income taxes              668.7      518.0     29%    1,854.6   1,541.1    20%

Net income                              463.8      350.8     32%    1,392.9   1,053.6    32%

Diluted earnings per share               0.92       0.68     35%       2.76      2.07    33%


    Consolidated Operating Results

    Revenues


                                           Three Months Ended               Nine Months Ended
                                           February 29 and 28,             February 29 and 28,
                                           ___________________            __________________
                                                               %                           %
                                         2008      2007      change    2008      2007    change
                                        ______    ______    ________  ______    ______  _______

                                                        (dollars in millions)

     Revenues                          $4,544.4  $3,926.9    16%    $13,539.0  $11,942.7  13%


     On a consolidated basis, changes in foreign currency exchange rates increased revenues by 6 percentage points for the third quarter, and 4 percentage points for the first nine months of fiscal 2008 compared to the same periods in the prior year. Strong demand for NIKE brand products continued to drive revenue growth for the quarter and year-to-date period, as all four of our geographic regions and all three of our product business units continued to deliver revenue growth. Excluding the effects of changes in currency exchange rates, our international regions contributed 6 percentage points to the consolidated revenue growth for both the quarter and year-to-date periods. Our Other businesses, comprised primarily of results from Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business which was sold on December 17,
2007), Hurley International LLC, NIKE Bauer Hockey Corp., and NIKE Golf contributed 2 percentage points of the consolidated constant-currency revenue growth for both the quarter and year-to-date period. The U.S. Region contributed the balance of revenue growth.

     By product group, our worldwide footwear business reported revenue growth of 15% for the third quarter of fiscal 2008 and contributed $324 million of incremental revenue. Our worldwide apparel and equipment businesses grew 18% and 11%, respectively, and combined added $215 million of incremental revenue for the quarter. For the first nine months of fiscal 2008, our worldwide footwear business contributed $864 million of incremental revenue, while our worldwide apparel and equipment businesses together contributed $499 million of incremental revenue.


    Gross Margin


                                         Three Months Ended               Nine Months Ended
                                         February 29 and 28,             February 29 and 28,
                                         ___________________            __________________
                                                             %                            %
                                       2008      2007    change      2008      2007    change
                                      ______    ______   _______    ______    ______  _______

                                                      (dollars in millions)

    Gross margin                   $2,047.9   $1,735.2    18%     $6,056.0   $5,241.5    16%
    Gross margin %                     45.1%      44.2%   90 bps      44.7%      43.9%   80 bps


     For the third quarter and year-to-date period of fiscal 2008, the primary factors contributing to the increase in gross margins versus the prior year periods were higher footwear in-line gross pricing margins, most notably in the U.S. and Asia Pacific regions, and an increase in retail sales as a percentage of total sales, partially offset by lower apparel in-line gross pricing margins, most notably in the U.S. region.


    Selling and Administrative Expense


                                         Three Months Ended              Nine Months Ended
                                         February 29 and 28,            February 29 and 28,
                                         ___________________            __________________
                                                             %                           %
                                       2008      2007      change    2008      2007    change
                                      ______    ______    ________  ______    ______  _______

                                                      (dollars in millions)

  Demand creation expense             $  508.3   $  467.8    9%   $1,618.6    $1,449.3    12%
  Operating overhead expense             894.9      775.5   15%    2,648.8     2,307.4    15%
                                      ________   _________        _________   _________
        Selling and administrative
          expense                     $1,403.2   $1,243.3   13%   $4,267.4    $3,756.7    14%
          % of revenues                   30.9%      31.7% (80)bps    31.5%       31.5%    -



     Changes in foreign currency exchange rates increased selling and administrative expense by 4 percentage points for both the third quarter and the first nine months of fiscal 2008 as compared to the same periods in the prior year.

     Excluding changes in exchange rates, operating overhead increased 12% for both the third quarter and year-to-date period versus the prior year periods. This increase was attributable to increased investments in growth drivers such as NIKE-owned retail, emerging markets, non-Nike brand businesses, and normal wage inflation and performance based compensation.

     Excluding changes in exchange rates, demand creation expense increased 3% and 7% for the third quarter and year-to-date periods of fiscal 2008, respectively, versus the same periods in the prior year. The increase in demand creation was primarily attributable to higher spending on sports marketing, most notably to support our soccer business, partially offset by a reduction in advertising spending due primarily to the timing of our spending.

     For the remainder of the fiscal year we expect selling and administrative expenses to grow faster than revenue as we accelerate demand creation spending, driven by investments around the 2008 Olympics in Beijing, the European Football Championships occurring in June 2008 and the USA training product campaign.


    Other Income (Expense), net


                                           Three Months Ended             Nine Months Ended
                                           February 29 and 28,           February 29 and 28,
                                           ___________________            __________________
                                                                %                          %
                                         2008      2007      change    2008      2007    change
                                        ______    ______    ________  ______    ______  _______

                                                         (dollars in millions)

     Other income (expense), net        $ 5.3     $ 10.3    (49)%     $ (0.4)  $ 13.3  (103)%



     Other income (expense), net is comprised substantially of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. Foreign currency hedge gains and losses reported in Other income (expense), net are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 ? Operating Segments).

     The foreign currency hedge losses recognized in Other income (expense), net in the third quarter of fiscal 2008 were more than offset by the $28.6 million gain on the sale of the Starter brand business. Other income (expense), net in the third quarter of fiscal 2007 is primarily comprised of the $14.7 million gain on the sale of the Oregon footwear distribution center, partially offset by foreign currency hedge losses.

     For the third quarter and year-to-date periods of fiscal 2008, we estimate that the combination of foreign currency hedge losses in Other income (expense), net and the favorable translation of foreign currency-denominated profits from international businesses, resulted in a year-over-year increase in consolidated income before income taxes of approximately $29 million and $87 million, respectively.

    Income Taxes


                                         Three Months Ended             Nine Months Ended
                                         February 29 and 28,           February 29 and 28,
                                         ___________________            __________________
                                                             %                           %
                                       2008      2007      change    2008      2007    change
                                      ______    ______    ________  ______    ______  _______

     Effective tax rate                30.6%     32.3%   (170) bps   24.9%     31.6%  (670) bps


     Over the last few years, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took steps necessary to realize these benefits, resulting in a one-time tax benefit. Also reflected in the year-over-year effective tax rate improvement was a reduction in our on-going effective tax rate resulting from our profits earned outside of the United States; our effective tax rates for these operations are generally lower than the U.S. statutory rate. We estimate that our effective tax rate for the fourth quarter of fiscal 2008 will be slightly lower than our rate for the third quarter of fiscal 2008, and our full year fiscal 2008 rate will be approximately 26%.


    Futures Orders

     Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from March through July 2008, were 11% higher than such orders reported for the comparable period of fiscal 2007. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 2 percentage points to futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, NIKE Bauer Hockey, NIKE Golf, Umbro and retail sales across all brands.

    Operating Segments

     The breakdown of revenues is as follows:

                                 Three Months Ended             Nine Months Ended
                                 February 29 and 28,           February 29 and 28,
                                 ___________________           ____________________
                                                      %                           %
                                 2008       2007    change     2008      2007    change
                                ______     ______  _______    ______    ______   ______

                                              (dollars in millions)
U.S. REGION

   FOOTWEAR                    $1,080.0  $1,027.9      5%   $3,183.2   $2,986.4     7%
   APPAREL                        407.8     371.3     10%    1,297.2    1,278.2     1%
   EQUIPMENT                       68.7      77.8   (12)%      227.9      232.3   (2)%
                               ________  ________           ________   ________
     TOTAL U.S.                 1,556.5   1,477.0      5%    4,708.3    4,496.9     5%

EMEA REGION

   FOOTWEAR                       784.8     630.0     25%    2,223.4    1,850.9    20%
   APPAREL                        499.5     413.2     21%    1,552.4    1,321.2    17%
   EQUIPMENT                      100.0      81.6     23%      310.4      259.8    19%
                               ________  ________           ________   ________
     TOTAL EMEA                 1,384.3   1,124.8     23%    4,086.2    3,431.9    19%

ASIA PACIFIC REGION

   FOOTWEAR                       411.3     319.4     29%    1,077.5      862.8    25%
   APPAREL                        272.6     217.4     25%      802.3      668.9    20%
   EQUIPMENT                       64.4      53.1     21%      173.9      154.8    12%
                               ________  ________           ________   ________
     TOTAL ASIA PACIFIC           748.3     589.9     27%    2,053.7    1,686.5    22%

AMERICAS REGION

   FOOTWEAR                       177.9     152.8     16%      590.6      510.2    16%
   APPAREL                         55.0      42.3     30%      186.5      149.2    25%
   EQUIPMENT                       21.5      17.4     24%       70.4       58.1    21%
                               ________  ________           ________   ________
     TOTAL AMERICAS               254.4     212.5     20%      847.5      717.5    18%

                               ________  ________           ________   ________
                                3,943.5   3,404.2     16%   11,695.7   10,332.8    13%

OTHER                             600.9     522.7     15%    1,843.3    1,609.9    14%

                               ________  ________          _________  _________
TOTAL REVENUES                 $4,544.4  $3,926.9     16%  $13,539.0  $11,942.7    13%
                               ========  ========          =========  =========


     The breakdown of income before income taxes (?pre-tax income?) is as follows:



                                       Three Months Ended             Nine Months Ended
                                       February 29 and 28,           February 29 and 28,
                                      ___________________             __________________
                                                           %                           %
                                     2008      2007      change    2008      2007    change
                                    ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)

U.S. Region                       $ 347.3     $ 296.4      17%   $1,001.2     $ 934.2     7%
EMEA Region                         334.3       255.7      31%      940.0       734.0    28%
Asia Pacific Region                 193.0       132.1      46%      526.6       382.8    38%
Americas Region                      51.9        42.1      23%      178.5       152.9    17%
Other                                77.5        67.0      16%      243.5       208.5    17%
Corporate                          (335.3)     (275.3)   (22)%   (1,035.2)     (871.3) (19)%
                                  ________    ________           _________   _________
Total pre-tax income              $ 668.7     $ 518.0      29%   $1,854.6    $1,541.1    20%


     The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." As discussed in Note 9 ? Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

     U.S. Region




                                      Three Months Ended             Nine Months Ended
                                      February 29 and 28,           February 29 and 28,
                                      ___________________            __________________
                                                          %                           %
                                    2008      2007      change    2008      2007    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
   Revenues
      Footwear                  $1,080.0   $1,027.9       5%    $3,183.2   $2,986.4   7%
      Apparel                      407.8      371.3      10%     1,297.2    1,278.2   1%
      Equipment                     68.7       77.8    (12)%       227.9      232.3 (2)%
                                _________  _________            _________  _________
          Total revenues        $1,556.5   $1,477.0       5%    $4,708.3   $4,496.9   5%

   Pre-tax income               $  347.3   $  296.4      17%    $1,001.2   $  934.2   7%


     For the third quarter, the increase in U.S. footwear revenue was the result of relatively flat unit sales and mid-single digit growth in average price per pair, most notably in running, Brand Jordan and sports culture products, partially offset by a reduction in unit sales of lower priced kids products. For the year-to-date period, U.S. footwear revenue growth was attributable to high-single digit growth in unit sales, driven by increased demand for our NIKE brand sports culture and Brand Jordan products.

     The growth in U.S. apparel revenues for the third quarter reflected an increase in unit sales, driven by higher closeout unit sales and growth in unit sales of sports performance products, partially offset by lower average selling prices due primarily to the higher mix of closeout sales. For the year-to-date period, the slight increase in U.S. apparel revenue is attributable to higher unit sales, mostly offset by lower average selling prices. The increase in unit sales has primarily been driven by increased demand for NIKE brand sport performance products, partially offset by lower unit sales of sports culture and Brand Jordan products. Average selling prices have decreased primarily as a result of a higher mix of closeout sales.

     The increase in pre-tax income for the third quarter and first nine months of fiscal 2008 exceeded revenue growth over the same period primarily as the result of selling and administrative expense leverage and improved footwear gross pricing margins, partially offset by reductions in apparel gross pricing margins. Selling and administrative expenses decreased in the third quarter versus the comparable period in the prior year, and grew at a slower rate than revenue for the first nine months of fiscal 2008, driven by a decrease in demand creation spending, partially offset by an increase in operating overhead. The decrease in demand creation spending was primarily due to the timing of advertising spend. Demand creation spending is expected to accelerate over the remainder of the fiscal year, driven by spending around the USA training product campaign. The increase in operating overhead was attributable to investments in NIKE-owned retail and normal wage inflation.


     EMEA Region



                                      Three Months Ended             Nine Months Ended
                                      February 29 and 28,           February 29 and 28,
                                      ___________________            __________________
                                                          %                           %
                                    2008      2007      change    2008      2007    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                  $  784.8   $  630.0      25%   $2,223.4   $1,850.9    20%
       Apparel                      499.5      413.2      21%    1,552.4    1,321.2    17%
       Equipment                    100.0       81.6      23%      310.4      259.8    19%
                                 _________  _________           _________  _________
           Total revenues         $1,384.3   $1,124.8      23%   $4,086.2   $3,431.9    19%

     Pre-tax income              $  334.3   $  255.7      31%   $  940.0   $  734.0    28%


     In the EMEA region, changes in currency exchange rates contributed 13 and 10 percentage points of the revenue growth for the third quarter and first nine months of fiscal 2008, respectively. Excluding changes in currency exchange rates, nearly every market within the region increased revenues for the quarter and year-to-date periods. The emerging markets in the region grew over 34% and 27% on a currency neutral basis for the quarter and year-to-date period, respectively, driven by strong results in Russia and South Africa. The UK grew approximately 10% for both the quarter and year-to-date period.

     Excluding changes in exchange rates, footwear revenues increased 11 and 10 percentage points during the third quarter and first nine months of fiscal 2008, respectively, compared to the same periods in the prior year as a result of double-digit percentage growth in unit sales, partially offset by a decrease in average selling price per pair. The increase in unit sales for both the third quarter and year-to-date periods was primarily driven by higher demand for our NIKE brand sports culture and soccer products. The decrease in the average selling price per pair resulted from a shift in product mix from higher priced to lower priced models, most notably within our sports culture product lines.

     On a currency neutral basis, EMEA apparel revenue increased 8 percentage points during both the third quarter and year-to-date periods, primarily as a result of increased unit sales of NIKE brand apparel combined with a slight increase in average selling prices. The increase in unit sales of NIKE brand apparel was driven primarily by increased demand for sport performance products, most notably soccer.

     The increase in pre-tax income in the third quarter and first nine months of fiscal 2008 was primarily driven by higher revenues, improved gross margins, primarily as a result of improved in-line gross pricing margins, stronger European currencies and selling and administrative expense leverage. Demand creation spending is expected to accelerate over the remainder of the fiscal year, driven by spending around the European Football Championships in June 2008.


     Asia Pacific Region



                                      Three Months Ended             Nine Months Ended
                                      February 29 and 28,           February 29 and 28,
                                      ___________________            __________________
                                                          %                           %
                                    2008      2007      change    2008      2007    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)
     Revenues

       Footwear                $  411.3    $  319.4     29%    $1,077.5    $  862.8    25%
       Apparel                    272.6       217.4     25%       802.3       668.9    20%
       Equipment                   64.4        53.1     21%       173.9       154.8    12%
                               _________   _________           _________   _________
           Total revenues      $  748.3    $  589.9     27%    $2,053.7    $1,686.5    22%

     Pre-tax income            $  193.0    $  132.1     46%    $  526.6    $  382.8    38%


     In the Asia Pacific region, changes in currency exchange rates contributed 7 and 5 percentage points of revenue growth for the third quarter and year-to-date period, respectively. While the majority of countries within the region reported sales increases for both the quarter and year-to-date period, China continues to be the primary driver of growth within the region, as revenues grew 51% for the quarter and 46% for the year-to-date period on a constant currency basis. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE product and the sales through existing retail doors. Constant currency revenues in Japan increased 4% for the quarter and were flat year-to-date.

     Footwear revenue growth for both the quarter and first nine months of fiscal 2008 reflected increased unit sales, most notably in China, partially offset by lower average selling prices driven primarily by a shift in mix from higher priced to lower priced models. The increase in apparel revenue for both the quarter and year-to-date period was primarily driven by increased unit demand in China.

     The increase in pre-tax income in the third quarter and first nine months of fiscal 2008 was driven by higher revenues, improved gross margins, favorable foreign currency translation, and selling and administrative expenses that grew at a slower rate than revenue during the comparable periods. The gross margin improvement for the quarter and first nine months of the fiscal year was driven by higher in-line gross pricing margins, most notably in footwear, and improved margins on closeout product. Selling and administrative expenses grew at a slower rate than revenue during both the third quarter and first nine months of fiscal 2008 due primarily to the timing of demand creation spending. Demand creation spending is expected to accelerate over the remainder of the fiscal year, driven by spending around the 2008 Olympics in Beijing.


     Americas Region



                                      Three Months Ended             Nine Months Ended
                                      February 29 and 28,           February 29 and 28,
                                      ___________________            __________________
                                                          %                           %
                                    2008      2007      change    2008      2007    change
                                   ______    ______    ________  ______    ______  _______

                                                   (dollars in millions)
     Revenues

       Footwear                $  177.9   $  152.8       16%    $  590.6  $  510.2    16%
       Apparel                     55.0       42.3       30%       186.5     149.2    25%
       Equipment                   21.5       17.4       24%        70.4      58.1    21%
                               _________  _________             _________ _________
           Total revenues       $  254.4   $  212.5       20%    $  847.5  $  717.5    18%

     Pre-tax income            $   51.9   $   42.1       23%    $  178.5  $  152.9    17%


     In the Americas region, changes in currency exchange rates contributed 10 and 6 percentage points of revenue growth for the third quarter and first nine months of fiscal 2008, respectively. Excluding the changes in foreign currency exchange rates, double-digit revenue growth in most markets within the region during the third quarter and year-to-date period, led by Argentina and Mexico, more than offset slight sales declines in Canada.

     The increase in pre-tax income for both the third quarter and first nine months of fiscal 2008 versus the comparable prior year periods was primarily attributable to higher revenues and improved gross margins, combined with favorable foreign currency translation. For the year-to-date period, these factors were partially offset by higher selling and administrative expenses, primarily as the result of higher demand creation spending around the Run Americas III campaign and higher spending on sports marketing, most notably in soccer.


Other Businesses



                                      Three Months Ended             Nine Months Ended
                                      February 29 and 28,           February 29 and 28,
                                      ___________________            __________________
                                                          %                           %
                                    2008      2007      change    2008      2007    change
                                   ______    ______    ________  ______    ______  _______

                                                    (dollars in millions)

   Revenues                      $  600.9    $  522.7     15%   $1,843.3  $1,609.9     14%

   Pre-tax income                    77.5        67.0     16%      243.5     208.5     17%


     The increase in Other business revenues for the third quarter and first nine months of fiscal 2008 was driven by higher revenues across all businesses, most notably Converse, NIKE Bauer Hockey and NIKE Golf.

     During the third quarter and year-to-date period, growth at Converse, NIKE Bauer Hockey and NIKE Golf, combined with margin improvement across most businesses drove the year-over-year increase in pre-tax income. Pre-tax income for the first nine months of fiscal 2007 included a $14.2 million benefit relating to the settlement of an arbitration ruling involving Converse and a former South American licensee. Fiscal 2008 year-to-date pre-tax income for our Other businesses would have increased approximately 25% versus the comparable prior year period, excluding this favorable settlement.

     As part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure the Company is investing in those businesses with the largest growth potential and highest returns. In March, 2008 we completed our acquisition of the remaining outstanding shares of Umbro Plc, a leading United Kingdom-based global soccer brand, in an all-cash deal valued at approximately 283 million pounds sterling, inclusive of transaction fees.

     Following a strategic review of the Company's existing business portfolio, we concluded that the Starter and NIKE Bauer Hockey businesses did not align with our long-term growth priorities. In December 2007, we completed the sale of the Starter brand business for $60 million in cash. This transaction resulted in a gain of approximately $28.6 million, which is reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 9 ? Operating Segments). In the third quarter we also entered into a definitive agreement to sell NIKE Bauer Hockey. We expect to complete this sale in the fourth quarter of fiscal 2008.


Liquidity and Capital Resources

Cash Flow Activity

     Cash provided by operations was $1,303.8 million for the first nine months of fiscal 2008, compared to $914.8 million for the first nine months of fiscal 2007. Our primary source of operating cash flow for the first nine months of 2008 was net income of $1,392.9 million offset by investments in working capital to support growth in the business. Our investments in working capital increased during the first nine months of fiscal 2008 as compared to the same period in the prior year primarily due to an increase in accounts receivable as a result of higher sales revenue in the third quarter of fiscal 2008 and an increase in inventory receipts to support the continued growth of the business.

     Cash used by investing activities was $27.4 million for the first nine months of fiscal 2008, compared to cash provided by investing activities of $778.0 million for the first nine months of fiscal 2007. The decrease over fiscal 2007 was primarily due to lower net maturities of short-term investments (maturities net of purchases) as we liquidated less short-term investments for share repurchases during the first nine months of fiscal 2008 compared to fiscal 2007.

     Cash used in financing activities was $906.6 million for the first nine months of fiscal 2008, compared to $794.7 million used in the first nine months of fiscal 2007. The increase over fiscal 2007 was primarily due to an increase in share repurchases, as discussed below, and dividends paid. This was partially offset by the $250 million repayment of corporate bonds during the first nine months of fiscal 2007.

     In the third quarter of fiscal 2008, we purchased 5.6 million shares of NIKE's Class B common stock for $343.9 million, bringing total purchases for the first nine months of fiscal 2008 to 16.1 million shares at a cost of $958.1 million. As of the end of the third quarter of fiscal 2008, we have now repurchased 34.2 million shares for $1.8 billion under the $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

     Dividends declared per share of common stock for the third quarter of fiscal 2008 were $0.23, compared to $0.185 in the third quarter of fiscal 2007.

Contractual Obligations

     As a result of renewals of and additions to outstanding operating leases and endorsement contracts, the cash payments due under our operating leases and endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2007.

Obligations under operating leases and endorsement contracts as of February 29, 2008 are as follows:

                                        Cash Payments Due During the Fiscal Year Ending
                                                      May 31,
                                    _______________________________________________

                           Remainder of
Description of Commitment      2008    2009    2010    2011    2012    Thereafter    Total
__________________________    ______  ______  ______  ______  ______   __________   _______

                                                   (in millions)

  Operating Leases           $  84.6  $278.4   $231.5  $200.5  $167.0     $732.6   $1,694.6
  Endorsement Contracts1       145.0   629.4    518.9   441.7   403.6    1,233.6    3,372.2

1    The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete and sports team endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods.
Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.

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



     Upon adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN 48") on June 1, 2007, the total long term liability for uncertain tax positions was $135.0 million, including interest and penalties and net of the federal benefit of interest and unrecognized state tax benefits. During the nine months ended February 29, 2008, the total long term liability for uncertain tax positions increased $87.0 million, primarily related to tax positions taken during the current and prior fiscal years, including the accrual of the related interest and penalties. As of February 29, 2008, the total long term liability for uncertain tax positions was $222.0 million. We are not able to reasonably estimate when, or if cash payments of the long-term liability for uncertain tax positions will occur.

     There have been no other significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2007.


Capital Resources

     We have a shelf registration statement with the Securities and Exchange Commission for $1.0 billion.? We have a medium term note program under this shelf registration statement that allows us to issue $500 million in medium term notes. We have $240.0 million in medium-term notes outstanding at February 29, 2008.

     We also have a $1.0 billion revolving credit facility in place with a group of banks, and we currently have no amounts outstanding under the facility. The facility is scheduled to mature in December 2012.

     Our long-term senior unsecured debt ratings remain at A+ and A2 from Standard and Poor?s Corporation and Moody?s Investor Services, respectively.

     Liquidity is also provided by our $1.0 billion commercial paper program. In February 2008, we borrowed $50 million under our commercial paper program at an interest rate of 2.95%. In March 2008, we repaid the $50 million and subsequently borrowed $150 million at an interest rate of 2.35%.? No amount was outstanding under our commercial paper program at May 31, 2007. ?We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

     During the third quarter, one of the Company?s Japanese subsidiaries entered into a 2 billion yen (approximately $19 million) short term bank loan to meet general operating needs. The interest rate on the bank loan is based on the Japanese Yen London Interbank Offer Rate (JPY LIBOR) plus a spread, with an all-in rate at inception of 0.9%.

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

Recently Issued Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for our fiscal year beginning June 1,2008 and the provisions of FAS 157 for non financial assets and liabilities are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the impact of the provisions for non financial assets and liabilities. We have evaluated the provisions of FAS 157 for financial assets and liabilities and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115" ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. We have evaluated the provisions of FAS 159 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

     In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. We are currently evaluating the impact of the provisions of FAS 161.


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

     We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2008.

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


                           Part II - Other Information

Item 1.  Legal Proceedings

     There have been no significant developments with respect to the information previously reported under Item 3 of the Company?s Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 1A.  Risk Factors

     There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     The following table presents a summary of share repurchases made by NIKE during the quarter ended February 29, 2008.


                                                   Total Number of     Maximum Dollar Value
                                                 Shares Purchased as    of Shares that May
                       Total Number    Average    Part of Publicly       Yet Be Purchased
                         Of Shares   Price Paid    Announced Plans        Under the Plans
Period                   Purchased    Per Share     or Programs             or Programs
______                 ____________  __________  ___________________  ____________________

                      (in thousands)                (in thousands)        (in millions)

December 1 ? 31, 2007     1,717.3      $ 65.19         1,717.3               $1,461.1
January 1 ? 31, 2008      2,053.0      $ 59.20         2,053.0               $1,339.6
February 1 ? 29, 2008     1,800.0      $ 61.31         1,800.0               $1,229.2
                         _________     _______        _________

Total                     5,570.3      $ 61.73         5,570.3
                         =========                    =========




Item 6.   Exhibits

   (a)  EXHIBITS:


   3.1 Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company?s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

   3.2 Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company?s Current Report on Form 8-K filed February 16, 2007).

   4.1  Restated Articles of Incorporation, as amended (see Exhibit
        3.1).

   4.2  Third Restated Bylaws, as amended (see Exhibit 3.2).

  10.1 First Amendment to the Credit Agreement, dated August 24, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein.

  10.2 Extension and Second Amendment to the Credit Agreement, dated November 1, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein.

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


DATED:  April 3, 2008