Form 10-K
period 2008-05-31
NIKE INC
filed 2008-07-28
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

As of November 30, 2007, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $335,114,101 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $25,690,498,658.

As of July 25, 2008, the number of shares of the Registrant’s Class A Common Stock outstanding was 96,191,444 and the number of shares of the Registrant’s Class B Common Stock outstanding was 394,220,937.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 22, 2008 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	2
	General	2
	Products	2
	Sales and Marketing	3
	United States Market	3
	International Markets	4
	Significant Customer	5
	Orders	5
	Product Research and Development	5
	Manufacturing	5
	International Operations and Trade	6
	Competition	7
	Trademarks and Patents	8
	Employees	8
	Executive Officers of the Registrant	8
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 8.	Financial Statements and Supplemental Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	78
Item 9A.	Controls and Procedures	78
Item 9B.	Other Information	78

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2008 annual meeting of shareholders.)
Item 10.	Directors, Executive Officers and Corporate Governance	79
Item 11.	Executive Compensation	79
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	79
Item 13.	Certain Relationships and Related Transactions, and Director Independence	79
Item 14.	Principal Accountant Fees and Services	79

PART IV
Item 15.	Exhibits, Financial Statement Schedules	80
	Signatures	S-1

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

Our principal business activity is the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail including stores and internet sales, and through a mix of independent distributors and licensees, in over 180 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, training, basketball, soccer, sport-inspired urban shoes, and children’s shoes are currently our top-selling footwear categories and we expect them to continue to lead in product sales in the near future. We also market shoes designed for aquatic activities, baseball, bicycling, cheerleading, football, golf, lacrosse, outdoor activities, skateboarding, tennis, volleyball, walking, wrestling, and other athletic and recreational uses.

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

We sell a line of performance equipment under the NIKE brand name, including bags, socks, sport balls, eyewear, timepieces, electronic devices, bats, gloves, protective equipment, golf clubs, and other equipment designed for sports activities. We also have agreements for licensees to produce and sell NIKE brand swimwear, team sports apparel, training equipment, children’s clothing, electronic devices, eyewear, golf accessories, and belts. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

Our wholly-owned subsidiary, Cole Haan (“Cole Haan”), headquartered in Yarmouth, Maine, designs and distributes dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan® and Bragano®.

Our wholly-owned subsidiary, Converse Inc. (“Converse”), headquartered in North Andover, Massachusetts, designs, distributes, and licenses athletic and casual footwear, apparel and accessories under the Converse®, Chuck Taylor®, All Star®, One Star®, John Varvatos®, and Jack Purcell® trademarks and footwear under the Hurley® trademark.

Our wholly-owned subsidiary, Hurley International LLC (“Hurley”), headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, youth lifestyle apparel, and accessories under the Hurley® trademark.

On March 3, 2008, we acquired all of the capital stock of Umbro Ltd. (“Umbro”). Headquartered in Manchester, England. Umbro designs, distributes, and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of soccer, under the Umbro trademarks.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 17 of the consolidated financial statements on page 75.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment.

Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must therefore respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through aggressive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk.

United States Market

In fiscal 2008, sales in the United States including U.S. sales of Cole Haan, Converse, Exeter Brands Group (which we sold in December, 2007), Hurley, Umbro, NIKE Bauer Hockey (which we sold in April, 2008) and NIKE Golf accounted for approximately 43 percent of total revenues, compared to 47 percent in fiscal 2007 and 47 percent in fiscal 2006. We estimate that we sell to more than 25,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal year 2008, our three largest customers accounted for approximately 24 percent of NIKE brand sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal year 2008, 86 percent of our U.S. wholesale footwear shipments (excluding Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Golf, Umbro, and NIKE Bauer Hockey) were made under the futures program, compared to 94 percent in fiscal 2007 and 90 percent in fiscal 2006. In fiscal 2008, 62 percent of our U.S. wholesale apparel shipments (excluding Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Golf, Umbro, and NIKE Bauer Hockey) were made under the futures program, compared to 65 percent in fiscal 2007 and 2006.

We utilize 18 NIKE sales offices to solicit sales in the United States. We also utilize 4 independent sales representatives to sell specialty products for golf, and 2 for skating and outdoor products. In addition, we sell NIKE brand products through our internet website, www.nikestore.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily overstock and close-out merchandise)	121
NIKE stores (including one NIKE Women store)	14
NIKETOWNs (designed to showcase NIKE products)	12
NIKE employee-only stores	3
Cole Haan stores (including factory and employee stores)	102
Converse stores (including factory and employee stores)	35
Hurley stores	9

Total	296

NIKE’s United States distribution centers for footwear are located in Wilsonville, Oregon, and Memphis, Tennessee. Apparel and equipment products are shipped from our Memphis, Tennessee, Tigard, Oregon, and Foothill Ranch, California distribution centers. Cole Haan products are distributed primarily from Greenland, New Hampshire, Converse products are shipped from Ontario, California, and Hurley products are distributed from Irvine, California.

International Markets

In fiscal 2008, non-U.S. sales (including non-U.S. sales of Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, Umbro, and NIKE Golf) accounted for 57 percent of total revenues, compared to 53 percent in fiscal 2007 and 53 percent in fiscal 2006. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees around the world. We estimate that we sell to more than 27,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 11 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 9 percent of total non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	141
NIKE stores	46
NIKETOWNs	3
NIKE employee-only stores	12
Cole Haan stores	57
Hurley stores	1

Total	260

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Brazil, Bulgaria, Canada, Chile, Croatia, Cyprus, Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Macau, Malaysia, Mexico, New Zealand, the Netherlands, Norway, People’s Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer

No customer accounted for 10 percent or more of our net sales during fiscal 2008.

Orders

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2008, were $8.8 billion compared to $7.7 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Based upon historical data, we expect that approximately 95 percent of these orders will be filled in that time period, although some orders may be cancelled. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf, and retail sales across all brands.

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

Manufacturing

Virtually all of our footwear is produced outside of the United States. In fiscal 2008, contract suppliers in China, Vietnam, Indonesia and Thailand manufactured 36 percent, 33 percent, 21 percent and 9 percent of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, Italy, and South Africa to manufacture footwear for sale primarily within those countries. Our largest single footwear factory accounted for approximately 6 percent of total fiscal 2008 footwear production.

Almost all of NIKE brand apparel production was manufactured outside of the United States by independent contract manufacturers located in 34 countries. Most of this apparel production occurred in China, Thailand, Indonesia, Malaysia, Vietnam, Turkey, Sri Lanka, Honduras, Mexico, Taiwan, Israel, Cambodia, India and Bangladesh. Our largest single apparel factory accounted for approximately 8 percent of total fiscal 2008 apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films used to make Air-Sole cushioning components. NIKE IHM, Inc., and NIKE (Suzhou) Sports Company, Ltd., both wholly-owned subsidiaries of NIKE, and independent contractors in China and Taiwan, are our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE’s contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company, has performed significant import-export financing services for us. During fiscal 2008, Sojitz America provided financing and purchasing services for NIKE Brand products sold in Argentina, Uruguay, Canada, Chile, Brazil, India, Indonesia, The Philippines, Malaysia, South Africa, China, Korea, and Thailand excluding products produced and sold in the same country. Approximately 14 percent of NIKE brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire in 2011.

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

Accordingly, with the phase-out of the quotas at the beginning of 2005, and the expiration of a separate EU anti-dumping case in 2003 against footwear made in China, Indonesia, and Thailand, there has been renewed pressure from some parts of the EU footwear manufacturing sector to re-impose some level of trade protection on imported footwear from China, India, Vietnam, and other exporting countries. In July 2005, the European Commission (“EC”), at the request of the European domestic footwear industry, initiated investigations into leather footwear imported from China and Vietnam. NIKE and all other major athletic footwear manufacturers participated actively as respondents in this investigation and took the position that athletic footwear (i) should not be within the product scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. Our arguments were successful and the EU agreed in October 2006 on definitive duties of 16.5% for China and 10% for Vietnam, but excluded STAF from the measures, and also agreed to implement the duties for two years rather than the normal five-year period. As a result, these measures did not significantly impact our business and we believe that our major competitors stand in much the same position regarding these trade measures.

We understand that since the anti-dumping duties on non-STAF leather footwear imposed in 2006 will expire on October 8, 2008 the EU domestic footwear industry has requested that the EC initiate a review of those measures. The EC will scrutinize the request closely, and make a decision by early October 2008 whether to initiate a review, and if so, the scope of that review. If the EC conducts a review, the current definitive anti-dumping duties will remain in force for an additional 15 months until the conclusion of the review in late 2009 or early 2010. It is also possible that the EC could initiate a so-called “interim” review of the anti-dumping measures, in which case the EC may review the scope of the STAF exemption and the level of the duties, among other things.

Trade Relations with China

China represents an important sourcing and marketing country for us. Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with WTO rules, currency valuation, and high trade deficits. As a result there is a wide range of legislative proposals that have been introduced to address these concerns. While some of these concerns are justified, we are working with broad coalitions of global businesses and trade associations representing a wide variety of sectors (e.g. services, manufacturing, agriculture) to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) is reflective and considerate of China’s domestic economy and important role in the global economic community. We believe that our major competitors as well as most other multi-national companies stand in much the same position regarding these trade measures.

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

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign utility patents, and thousands of U.S. and foreign design patents covering components and features used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and patents issued for applications filed this year will have a remaining duration of from now to 2022 for design patents, and from now to 2028 for utility patents. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 32,500 employees at May 31, 2008. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, with the exception of 23 employees in Mexico, the collective bargaining agreement for which expires in 2009. Also, in some countries outside of the United States, local laws require representation for employees by works councils (such as in the EU, in which they are entitled to information and consultation on certain Company decisions) or other representation by an organization similar to a union, although collective bargaining agreements are not involved. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 25, 2008 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 70, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 52, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

David J. Ayre, Vice President, Global Human Resources — Mr. Ayre, 48, joined NIKE as Vice President, Global Human Resources in July 2007. Prior to joining NIKE, he held a number of senior human resource positions with Pepsico, Inc. since 1990, most recently as head of Talent and Performance Rewards.

Lewis L. Bird III, President, Affliates — Mr. Bird, 44, joined NIKE in July 2006 as President, Affiliates, which currently includes the businesses of Cole Haan, Converse, Hurley, and Umbro. Prior to joining NIKE, he held a number of management positions within multinational companies with diverse brand portfolios. He was

Executive Vice President of New Business Development for Gap Inc. from September 2005 to March 2006. Prior to that, Mr. Bird served as Chief Operating Officer of Gap Inc.’s North American division from March 2003 to September 2005, Chief Financial Officer of Gap Inc.’s Old Navy division from 2001 to 2003, Vice President Finance & Operations of Gateway, Inc. from 1999 to 2001, Director of Business Analysis & Planning at AlliedSignal Inc. from 1998 to 1999, and prior to that held financial management positions with AlliedSignal, Ford Motor Company and BayBanks, Inc.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 50, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with Pepsico, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining Pepsico, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 52, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President of Global Operations — Mr. DeStefano, 51, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, President of USA Operations in 2001 and President of Global Operations in 2006.

Trevor Edwards, Vice President, Global Brand and Category Management — Mr. Edwards, 45, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002 and Vice President, Global Brand and Category Management in 2006.

Ronald D. McCray, Vice President, Chief Administrative Officer — Mr. McCray, 51, joined NIKE as Vice President, Chief Administrative Officer in August 2007. Prior to joining NIKE, he held a number of positions at Kimberly-Clark Corporation since 1987, most recently as Senior Vice President, Law and Government Affairs and Chief Compliance Officer. Mr. McCray is a member of the Council of Foreign Relations.

Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 46, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.

John F. Slusher, Vice President, Global Sports Marketing — Mr. Slusher, 39, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas regions in 2006, divisional Vice President, Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.

Eric D. Sprunk, Vice President, Global Footwear — Mr. Sprunk, 44, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Hans van Alebeek, Vice President, Global Operations & Technology — Mr. van Alebeek, 42, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant, and at N.V. Indivers in business development.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, or SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to the changing mix of futures and at-once orders, currency exchange rate fluctuations, order cancellations, and the fact that a significant portion of our revenue is not derived from futures orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including without limitation, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

We rely on technical innovation and high quality products to compete in the market for our products.

Although design and aesthetics of our products appear to be the most important factor for consumer acceptance of our products, technical innovation and quality control in the design of footwear, apparel, and athletic equipment is also essential to the commercial success of our products. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of biomechanics, exercise physiology, engineering, industrial design and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting edge performance products. While we strive to produce products that help to reduce injury, enhance athletic performance and maximize comfort, if we fail to introduce technical innovation in our products the consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

Failure to continue to obtain high quality endorsers of our products could harm our business.

We establish relationships with professional athletes and sports teams and leagues to evaluate and promote our products, and establish the authenticity of our products with consumers. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into cost effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand and result in decreased sales of our products.

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

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that 90 percent of their orders will be delivered within a set period at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Exeter Brands Group, Hurley, NIKE Bauer Hockey, NIKE Golf, and retail sales across all brands.

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

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our “futures” ordering program. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which in turn have had an adverse effect on our business. From time to time retailers will be more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which could in turn have an adverse effect on our results of operations and financial condition. In addition, sales of our products depend in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers who experience financial difficulties may fail to make such investments or delay them, resulting in reduced sales of and orders for our products.

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

We engage in hedging activities to mitigate the impact of foreign currencies on our financial results. See Note 16 to our financial statements, Risk Management and Derivatives. Our hedging activities are designed to reduce and delay, but not to completely eliminate, the effects of foreign currency fluctuations. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

Because independent manufacturers manufacture a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

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

We are heavily dependent on information technology systems across our supply chain, including for design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these supply chain systems. Over the last several years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in all of our geographical regions in which we operate. Over the next few years, we will work to continue to enhance the systems and related processes in our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and it could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, acquisitions of new businesses, and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure if any significant investment to provide the returns or profitability that we expect could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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

Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 90 percent of our Class A Common Stock. If all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 18 percent of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 17 buildings which functions as our world headquarters and is occupied by almost 6,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all of our divisions of the Company. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, The Netherlands, which serves as the headquarters for the Europe, Middle East and Africa (“EMEA”) Region.

There are three significant distribution and customer service facilities for NIKE brand products in the United States. Two of them are located in Memphis, Tennessee, one of which is leased, and one is located in Wilsonville, Oregon, which is also leased. Cole Haan also operates a distribution facility in Greenland, New Hampshire, which is owned by us. Smaller leased distribution facilities for other brands and non-NIKE brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, and in Laakdal, Belgium, both of which we own.

We manufacture NIKE AIR-SOLE cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which are owned by us, and at NIKE (Suzhou) Sports Company, Ltd., facilities in the People’s Republic of China, which are owned by us.

Aside from the principal properties described above, we lease 6 production offices outside the United States, over 100 sales offices and showrooms worldwide, and over 70 administrative offices worldwide. We lease approximately 556 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” on page 4 of this Report. Our leases expire at various dates through the year 2034.

Item 3.    Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2008 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 25, 2008, there were 16,542 holders of record of our Class B Common Stock and 21 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock.

Fiscal 2008 (June 1, 2007 — May 31, 2008)	High	Low	Dividends Declared
First Quarter	$60.35	$51.87	$0.185
Second Quarter	66.57	54.15	0.23
Third Quarter	67.93	51.50	0.23
Fourth Quarter	70.60	56.70	0.23

Fiscal 2007 (June 1, 2006 — May 31, 2007)	High	Low	Dividends Declared
First Quarter	$42.49	$37.76	$0.155
Second Quarter	49.65	39.93	0.185
Third Quarter	54.45	47.40	0.185
Fourth Quarter	57.12	51.09	0.185

The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2008 under the four-year $3.0 billion share repurchase program authorized by our Board of Directors and announced in June 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In millions)
March 1 — March 31, 2008	1,744.0	$62.01	1,744.0	$1,121.0
April 1 — April 30, 2008	1,641.3	$67.57	1,641.3	1,010.1
May 1 — May 31, 2008	1,062.3	$66.76	1,062.3	939.2

	4,447.6	$65.20	4,447.6

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2003 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC., S&P 500

INDEX, S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX,

AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Timberland Co., Wolverine World Wide, Inc., and Crocs, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of Liz Claiborne Inc., VF Corp., Coach, Inc., Jones Apparel Group, Inc. and Polo Ralph Lauren Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to future stock performance.

Item 6.    Selected Financial Data

	Financial History

	2008	2007	2006	2005	2004
	(In millions, except per share data and financial ratios)(1)
Year Ended May 31,
Revenues	$18,627.0	$16,325.9	$14,954.9	$13,739.7	$12,253.1
Gross margin	8,387.4	7,160.5	6,587.0	6,115.4	5,251.7
Gross margin %	45.0%	43.9%	44.0%	44.5%	42.9%
Net income	1,883.4	1,491.5	1,392.0	1,211.6	945.6
Basic earnings per common share	3.80	2.96	2.69	2.31	1.80
Diluted earnings per common share	3.74	2.93	2.64	2.24	1.75
Weighted average common shares outstanding	495.6	503.8	518.0	525.2	526.4
Diluted weighted average common shares outstanding	504.1	509.9	527.6	540.6	539.4
Cash dividends declared per common share	0.875	0.71	0.59	0.475	0.37
Cash flow from operations	1,936.3	1,878.7	1,667.9	1,570.7	1,518.5
Price range of common stock
High	70.60	57.12	45.77	46.22	39.28
Low	51.50	37.76	38.27	34.31	24.80

At May 31,
Cash and equivalents	$2,133.9	$1,856.7	$954.2	$1,388.1	$828.0
Short-term investments	642.2	990.3	1,348.8	436.6	400.8
Inventories	2,438.4	2,121.9	2,076.7	1,811.1	1,650.2
Working capital	5,517.8	5,492.5	4,733.6	4,339.7	3,498.1
Total assets	12,442.7	10,688.3	9,869.6	8,793.6	7,908.7
Long-term debt	441.1	409.9	410.7	687.3	682.4
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	7,825.3	7,025.4	6,285.2	5,644.2	4,781.7
Year-end stock price	68.37	56.75	40.16	41.10	35.58
Market capitalization	33,576.5	28,472.3	20,564.5	21,462.3	18,724.2

Financial Ratios:
Return on equity	25.4%	22.4%	23.3%	23.2%	21.6%
Return on assets	16.3%	14.5%	14.9%	14.5%	12.8%
Inventory turns	4.5	4.4	4.3	4.4	4.4
Current ratio at May 31	2.7	3.1	2.8	3.2	2.7
Price/Earnings ratio at May 31	18.3	19.4	15.2	18.3	20.3

(1)	All share and per share information has been restated to reflect the two-for-one stock split effected in the form of a 100% common stock dividend distributed on April 2, 2007.

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
	(Unaudited)
	(In millions, except per share data)(1)
Revenues	$4,655.1	$4,194.1	$4,339.5	$3,821.7	$4,544.4	$3,926.9	$5,088.0	$4,383.2
Gross margin	2,087.0	1,849.2	1,921.1	1,657.1	2,047.9	1,735.2	2,331.4	1,919.0
Gross margin %	44.8%	44.1%	44.3%	43.4%	45.1%	44.2%	45.8%	43.8%
Net income	569.7	377.2	359.4	325.6	463.8	350.8	490.5	437.9
Basic earnings per common share	1.14	0.75	0.72	0.65	0.94	0.69	1.00	0.87
Diluted earnings per common share	1.12	0.74	0.71	0.64	0.92	0.68	0.98	0.86
Weighted average common shares outstanding	499.4	505.4	497.6	502.4	493.9	504.5	491.4	502.8
Diluted weighted average common shares outstanding	507.3	512.0	506.2	507.3	502.5	510.8	500.1	510.2
Cash dividends declared per common share	0.185	0.155	0.23	0.185	0.23	0.185	0.23	0.185
Price range of common stock
High	60.35	42.49	66.57	49.65	67.93	54.45	70.60	57.12
Low	51.87	37.76	54.15	39.93	51.50	47.40	56.70	51.09

(1)

All share and per share information has been restated to reflect the two-for-one stock split affected in the form of a 100% common stock dividend distributed on April 2, 2007. Basic and diluted earnings per common share for the third quarter ended February 28, 2007 do not recalculate due to rounding.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NIKE designs, develops and markets high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and apparel in the world and sell our products primarily through a combination of retail accounts, NIKE-owned retail, including stores and e-commerce, and independent distributors, franchisees and licensees in the United States and worldwide. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to create long-term revenue growth by creating compelling consumer experiences by creating and delivering innovative, “must have” products; deep personal connections with our brands; and compelling retail presentation.

We strive to convert revenue growth to shareholder value by driving operating excellence in several key areas:

•	Making our supply chain a competitive advantage, through operational discipline

•	Reducing product costs through a continued focus on lean manufacturing and product design that strives to eliminate waste

•

Improving selling and administrative expense productivity by focusing on investments that drive economic returns in the form of incremental revenue and gross margin, and leveraging existing infrastructure across our portfolio of brands to eliminate duplicative costs

•	Improving working capital efficiency

•	Deploying capital effectively to create value for our shareholders

By executing this strategy, we aim to deliver the following long-term financial goals:

•	High single-digit revenue growth;

•	Mid-teens earnings per share growth;

•	Increased return on invested capital and accelerated cash flows; and

•	Consistent results through effective management of our diversified portfolio of businesses.

In fiscal 2008 we met or exceeded these financial goals. Our revenues grew 14% to $18.6 billion, net income grew 26% to $1.9 billion, and we delivered diluted earnings per share of $3.74, a 28% increase versus fiscal 2007. These reported results included combined gains from the sale of our Starter Brand and NIKE Bauer Hockey businesses of $35.4 million, net of tax, in fiscal 2008 and the gain recognized on the sale-leaseback of the Oregon Footwear Distribution Center of $10.0 million, net of tax, in fiscal 2007, one-time tax benefits of $105.4 million and $25.5 million recognized in fiscal 2008 and 2007, respectively, operational losses of $13.3 million, net of tax, from Umbro, which we acquired in the fourth quarter of fiscal 2008, and a $9.6 million gain, net of tax, from the Converse arbitration ruling settlement in fiscal 2007. We estimate that the combination of favorable translation of foreign currency-denominated profits from international businesses and the foreign currency losses included in other (expense) income, net resulted in a year-over-year increase in consolidated income before income taxes of approximately 6%.

For the year, the increase in net income was higher than our rate of revenue growth due to a reduction in our effective tax rate and improved gross margins, partially offset by higher selling and administrative expenses as a percentage of revenue. Fiscal 2008 results were positively affected by a reduction in our effective tax rate of 7.4 percentage points as compared to fiscal 2007, primarily as a result of the $105.4 million one-time tax benefit received in the first quarter of fiscal 2008. Also reflected in the year-over-year effective tax rate improvement was a reduction in our ongoing effective tax rate resulting from our profits earned outside of the United States; our effective tax rates for these operations are generally lower than the U.S. statutory rate. Gross margins for the year grew 110 basis points versus the prior year as inventory management and strategic price increases were partially offset by higher product costs and increased close-out sales. The increase in selling and administrative expenses was attributable to higher investments in growth drivers such as athlete and sport team endorsers of our products, spending around major sporting events, key product initiatives, investments in company owned retail and non-NIKE brand businesses as well as normal wage increases. Our earnings per share for the year grew at a higher rate than net income given lower outstanding shares due to repurchases made under our share repurchase program. In addition, we increased cash flow from operations and continued to return larger amounts of cash to shareholders through higher dividends and increased cash paid for share repurchases. Our return on invested capital increased as compared to fiscal 2007. Although we may not meet all of the financial goals outlined above in any particular fiscal quarter or fiscal year, we continue to believe these are appropriate long-term goals.

Results of Operations

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions, except per share data)(1)
Revenues	$18,627.0	$16,325.9	14%	$14,954.9	9%
Cost of sales	10,239.6	9,165.4	12%	8,367.9	10%
Gross margin	8,387.4	7,160.5	17%	6,587.0	9%
Gross margin %	45.0%	43.9%		44.0%
Selling and administrative expense	5,953.7	5,028.7	18%	4,477.8	12%
% of Revenues	32.0%	30.8%		29.9%
Income before income taxes	2,502.9	2,199.9	14%	2,141.6	3%
Net income	1,883.4	1,491.5	26%	1,392.0	7%
Diluted earnings per share	3.74	2.93	28%	2.64	11%

(1)	All per share information has been restated to reflect the two-for-one stock split affected in the form of a 100% common stock dividend distributed on April 2, 2007.

Consolidated Operating Results

Revenues

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues	$18,627.0	$16,325.9	14%	$14,954.9	9%

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, changes in foreign currency exchange rates contributed 5 percentage points of consolidated revenue growth. Strong demand for NIKE brand products continued to drive revenue growth, as all four of our geographic regions and, on a consolidated basis, all three of our product business units delivered revenue growth. The U.S. Region contributed nearly 2 percentage points of the consolidated revenue growth for fiscal 2008. Excluding the effects of changes in currency exchange rates, our international regions contributed nearly 7 percentage points of the consolidated revenue growth for fiscal 2008, as all of our international regions posted higher revenues. Our Other businesses, comprised of results from Cole Haan, Converse, Exeter Brands Group (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley International, NIKE Bauer Hockey (which was sold on April 17, 2008), NIKE Golf, and Umbro (which was acquired on March 3, 2008) contributed the remaining consolidated constant-currency revenue growth, as Cole Haan, Converse, Hurley and NIKE Golf posted higher year-over-year revenues.

By product group, our worldwide NIKE brand footwear revenue grew 14% and contributed more than $1.2 billion of incremental revenue for fiscal 2008. Our worldwide NIKE branded apparel and equipment businesses reported revenue growth of 14% and 10% for the year, respectively, and combined added approximately $750 million of incremental revenue. Our Other Businesses reported revenue growth of 15% and combined added more than $330 million of incremental revenue.

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, changes in foreign currency exchange rates contributed 2 percentage points of consolidated revenue growth. All four of our geographic regions and, on a consolidated basis, all three of our product business units delivered revenue growth. Excluding the effects of changes in currency exchange rates, both the U.S. Region and our international regions each contributed more than 2.5 percentage points to the consolidated revenue growth for fiscal 2007. Sales in our Other businesses contributed the remaining 2 percentage points of the consolidated constant-currency revenue growth, as each business within the group posted higher revenues.

By product group, our worldwide NIKE brand footwear revenue grew 7% and contributed nearly $550 million of incremental revenue for fiscal 2007. Our worldwide NIKE branded apparel and equipment businesses reported revenue growth of 10% and 12% for the year, respectively, and combined added more than $500 million of incremental revenue.

Gross Margin

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 Change	Fiscal 2006	FY07 vs. FY06 Change
	(In millions)
Gross Margin	$8,387.4	$7,160.5	17%	$6,587.0	9%
Gross Margin %	45.0%	43.9%	110 bps	44.0%	(10)bps

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, the primary factors contributing to the 110 basis point increase in the consolidated gross margin percentage versus the prior year were as follows:

(1)	Higher footwear in-line gross pricing margins, most notably in the U.S. Region, primarily due to strategic price increases;

(2)	Improved hedge rates relative to the prior year, primarily in the Europe, Middle East and Africa (“EMEA”) Region;

(3)	Higher footwear close-out net pricing margins, most notably in the EMEA Region, primarily due to better inventory management.

The factors driving an increased gross margin percentage were partially offset by lower apparel in-line gross pricing margins primarily driven by higher product costs, most notably in the U.S. and EMEA Regions, and increased apparel close-out sales, primarily in the U.S. Region.

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, the primary factors contributing to the 10 basis point decrease in the consolidated gross margin percentage versus the prior year were as follows:

(1)	Lower footwear close-out net pricing margins in the U.S. and EMEA Regions, primarily due to sales discounts, combined with a higher close-out mix; partially offset by

(2)	Improved hedge rates relative to the prior year, primarily in the EMEA and Asia Pacific Regions;

(3)	Better inventory management, most notably in our Asia Pacific Region; and

(4)	Improved gross margins in our Other businesses, driven primarily by the growth in Converse’s international licensing business, partially offset by the expected effects of the transition in Exeter’s business from a licensing model to a wholesale model.

Selling and Administrative Expense

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 Change	Fiscal 2006	FY07 vs. FY06 Change
	(In millions)
Operating overhead expense(1)	3,645.4	3,116.3	17%	2,737.6	14%
Demand creation expense(2)	2,308.3	1,912.4	21%	1,740.2	10%

Selling and administrative expense	5,953.7	5,028.7	18%	4,477.8	12%
% of Revenues	32%	30.8%	120 bps	29.9%	90 bps

(1)

Fiscal 2008 and fiscal 2007 operating overhead expense includes charges related to stock-based compensation associated with stock options and ESPP shares issued to employees and expensed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“FAS 123R”). We adopted FAS 123R during the first quarter of fiscal 2007 using the modified prospective transition method. This expense was not reflected in our results of operations for fiscal 2006. (See Note 1 — Summary of Significant Accounting Policies in the Notes to the Consolidated Financial Statements)

(2)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2008 Compared to Fiscal 2007

In fiscal 2008, selling and administrative expenses increased as a percentage of revenues by 120 basis points, driven primarily by strategic investments in both demand creation and operating overhead. Changes in currency exchange rates increased selling and administrative expense growth by four percentage points.

On a constant-currency basis, demand creation expense increased 15% versus the prior year. The year-over-year increase was primarily attributable to investments in athlete and sport team endorsers of our products, spending around major sporting events including the 2008 Olympics in Beijing and the European Football Championships, key product initiatives such as Men’s Training in the U.S. and retail presentation.

Excluding the effects of changes in exchange rates, operating overhead increased 14% versus the prior year. The increase in operating overhead was attributable to investments in growth drivers such as NIKE-owned retail, non-NIKE brand businesses, emerging markets and normal wage inflation and performance compensation.

We believe total selling and administrative expenses will grow faster than our rate of revenue growth in fiscal 2009 driven primarily by strategic investments in demand creation, including spending around the 2008 Olympics in Beijing and the European Football Championships and increased investments in athlete and team endorsers of our products.

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

Excluding stock-based compensation expense and the effects of changes in exchange rates, operating overhead increased 7%, which was in line with our constant-currency revenue growth. The increase in operating overhead was attributable to investments in growth drivers such as NIKE-owned retail and non-NIKE brands, as well as normal wage inflation and performance based compensation.

Other (Expense) Income, net

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Other (expense) income, net	$(7.9)	$0.9	978%	$(4.4)	120%

Fiscal 2008 Compared to Fiscal 2007

Other (expense) income, net is comprised substantially of gains and losses from hedging and re-measurement of non-functional currency balances, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. Foreign currency hedge gains and losses reported in other (expense) income, net are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information).

In fiscal 2008, other (expense) income, net included foreign currency hedge losses that were partially offset by the $32.0 million gain on the sale of NIKE Bauer Hockey and the $28.6 million gain on the sale of the Starter brand business. Other (expense) income, net in fiscal 2007 is primarily comprised of the $14.7 million gain on the sale-leaseback of our Oregon footwear distribution center and the $14.2 million benefit from the settlement of the Converse arbitration, partially offset by foreign currency hedge losses.

In fiscal 2008, we estimate that the combination of favorable translation of foreign currency-denominated profits from international businesses and the foreign currency losses included in other (expense) income, net resulted in a year-over-year increase in consolidated income before income taxes of approximately $122 million.

Fiscal 2007 Compared to Fiscal 2006

For fiscal 2007, other (expense) income, net was primarily comprised of the $14.7 million gain on the sale-leaseback of our Oregon footwear distribution center and the $14.2 million benefit from the settlement of the Converse arbitration, offset by foreign currency hedge losses. The foreign currency hedge losses recognized in fiscal 2007 primarily reflect the strengthening of the Euro since we entered into these hedge contracts.

The change in other (expense) income, net versus the prior year period was primarily the result of foreign currency hedge losses in fiscal 2007, which were more than offset by the Converse arbitration settlement and gain on the sale of our Oregon footwear distribution center discussed above, compared to foreign currency hedge gains in fiscal 2006, which were more than offset by the $51.9 million charge taken during the fourth quarter as a result of the Converse arbitration. The gain on the sale of the Oregon footwear distribution center is reflected in the U.S. Region line and the Converse arbitration settlement is reflected in the Other line in our segment presentation of pre-tax income in the Notes to Consolidated Financial Statements (Note 17 — Operating Segments and Related Information).

In fiscal 2007, the net foreign currency hedge losses discussed above were partially offset by favorable U.S. dollar translation of foreign currency denominated profits, most notably in the EMEA Region. We estimate that the combination of net foreign currency hedge losses in other (expense) income, net, and the favorable U.S. dollar translation of foreign currency denominated profits did not have a significant impact on consolidated income before income taxes for fiscal 2007 compared to the prior year.

Income Taxes

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 Change	Fiscal 2006	FY07 vs. FY06 Change
Effective tax rate	24.8%	32.2%	(740) bps	35.0%	(280) bps

Fiscal 2008 Compared to Fiscal 2007

Our effective tax rate for fiscal 2008 was 24.8%, 7.4 percentage points lower than the prior year. Over the last few years, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took steps necessary to realize these benefits, resulting in a one-time tax benefit of $105.4 million. Also reflected in the year-over-year effective tax rate improvement was a reduction in our on-going effective tax rate resulting from our profits earned outside the United States; our effective tax rates for these operations are generally lower than the U.S. statutory rate.

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

Futures Orders

Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2008 were more than 11% higher than such orders reported for the comparable period of fiscal 2007. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in currency exchange rates contributed approximately 3 percentage points to this reported futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
U.S. Region
Footwear	$4,326.8	$4,067.2	6%	$3,832.2	6%
Apparel	1,745.1	1,716.1	2%	1,591.6	8%
Equipment	306.1	323.8	(5)%	298.7	8%

Total U.S	6,378.0	6,107.1	4%	5,722.5	7%

EMEA Region
Footwear	3,112.6	2,608.0	19%	2,454.3	6%
Apparel	2,083.5	1,757.2	19%	1,559.0	13%
Equipment	424.3	358.1	18%	313.3	14%

Total EMEA	5,620.4	4,723.3	19%	4,326.6	9%

Asia Pacific Region
Footwear	1,499.5	1,159.2	29%	1,044.1	11%
Apparel	1,140.0	909.3	25%	815.6	11%
Equipment	242.2	214.9	13%	194.1	11%

Total Asia Pacific	2,881.7	2,283.4	26%	2,053.8	11%

Americas Region
Footwear	792.7	679.6	17%	635.3	7%
Apparel	265.4	193.9	37%	201.8	(4)%
Equipment	96.0	79.0	22%	67.8	17%

Total Americas	1,154.1	952.5	21%	904.9	5%

	16,034.2	14,066.3	14%	13,007.8	8%

Other	2,592.8	2,259.6	15%	1,947.1	16%

Total Revenues	$18,627.0	$16,325.9	14%	$14,954.9	9%

The breakdown of income before income taxes (“pre-tax income”) follows:

	Fiscal 2008	Fiscal 2007(1)	FY08 vs. FY07 % Change	Fiscal 2006(1)	FY07 vs. FY06 % Change
	(In millions)
U.S. Region	$1,391.9	$1,367.3	2%	$1,315.2	4%
EMEA Region	1,266.2	1,036.2	22%	992.6	4%
Asia Pacific Region	692.6	508.3	36%	436.4	16%
Americas Region	239.3	192.7	24%	177.6	9%
Other	336.4	299.7	12%	153.6	95%
Corporate	(1,423.5)	(1,204.3)	(18)%	(933.8)	(29)%

Total Pre-tax Income	$2,502.9	$2,199.9	14%	$2,141.6	3%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2008 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

U.S. Region

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues
Footwear	$4,326.8	$4,067.2	6%	$3,832.2	6%
Apparel	1,745.1	1,716.1	2%	1,591.6	8%
Equipment	306.1	323.8	(5)%	298.7	8%

Total Revenues	$6,378.0	$6,107.1	4%	$5,722.5	7%

Pre-tax Income	$1,391.9	$1,367.3	2%	$1,315.2	4%

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, the increase in U.S. footwear revenue was the result of low-single digit growth in unit sales and a slight increase in the average selling price per pair. The growth in unit sales and average selling price per pair was driven by higher demand for our NIKE brand sportswear products and Brand Jordan products, partially offset by a decrease in demand for our NIKE brand basketball products. The increase in average selling price per pair was also attributable to strategic price increases and an increased sales mix of higher priced NIKE brand sportswear and Brand Jordan products.

The year-over-year increase in U.S. apparel revenues during fiscal 2008 reflected an increase in unit sales, mostly offset by lower average selling prices. The increase in unit sales was primarily driven by higher close-out sales and increased demand for NIKE brand sports performance products, partially offset by lower unit sales of sportswear and Brand Jordan products. Average selling prices decreased primarily as a result of a higher mix of close-out sales.

The year-over-year decrease in U.S. equipment revenues during fiscal 2008 was primarily the result of lower unit sales of accessory products and fewer close-out sales.

Pre-tax income for the U.S. Region grew at a slower rate than revenue in fiscal 2008 as a result of higher demand creation and operating overhead expenses, partially offset by higher gross margins, driven by footwear. The increase in demand creation was driven by higher sports marketing expenses and investments in the retail presentation of our key wholesale customers. The increase in operating overhead was attributable to investments in NIKE-owned retail and normal wage inflation.

Fiscal 2007 Compared to Fiscal 2006

During fiscal 2007, the increase in U.S. footwear revenue was attributable to high single-digit growth in unit sales, partially offset by a slight decrease in the average selling price per pair. The growth in unit sales was driven by higher demand for our NIKE brand sportswear products; kids’ product, including boys and girls sportswear; Brand Jordan products; and men’s running products, due to the growth of our Nike+ performance models. The decrease in average selling price per pair compared to the prior year was the result of a higher mix of off-price products, combined with growth in lower priced kids’ product.

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

Pre-tax income for the U.S. Region grew at a slower rate than revenue in fiscal 2007 as a result of lower gross margins. The gross margin decline was primarily attributable to a higher level of close-out sales and sales discounts compared to the prior year, most notably in our footwear business. Selling and administrative expenses were higher than fiscal 2006, but represented a lower percentage of revenue due to operating overhead leverage.

EMEA Region

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues
Footwear	$3,112.6	$2,608.0	19%	$2,454.3	6%
Apparel	2,083.5	1,757.2	19%	1,559.0	13%
Equipment	424.3	358.1	18%	313.3	14%

Total Revenues	$5,620.4	$4,723.3	19%	$4,326.6	9%

Pre-tax Income	$1,266.2	$1,036.2	22%	$992.6	4%

Fiscal 2008 Compared to Fiscal 2007

For the EMEA Region, changes in currency exchange rates contributed 11 percentage points of the revenue growth during fiscal 2008. Nearly all markets within the region increased revenues during the year. The emerging markets in the region grew nearly 25%, driven by strong results in Russia, Turkey and South Africa. Increases in Northern Europe and the U.K. also contributed significantly to the revenue growth.

Excluding changes in exchange rates, footwear revenues increased 8 percentage points during fiscal 2008 compared to the prior year. The increase in footwear revenue was attributable to double-digit growth in unit sales, partially offset by a low single-digit decrease in the average selling price per pair. The growth in unit sales was driven primarily by higher demand for our NIKE brand soccer and sportswear products. The decrease in average selling price per pair resulted from a shift in product mix from higher priced to lower priced product models, most notably within our NIKE brand sportswear product lines.

On a currency neutral basis, EMEA apparel revenue increased 8 percentage points during fiscal 2008 compared to the prior year, primarily as a result of increased unit sales and a slight increase in average selling prices. The increase in unit sales was driven primarily by increased demand for sports performance products, most notably soccer.

The increase in pre-tax income for the EMEA Region during fiscal 2008 compared to the prior year was primarily driven by the increase in revenues, favorable foreign currency translation and a higher gross margin percentage, partially offset by higher selling and administrative expenses as a percentage of revenues. The gross margin improvement in fiscal 2008 was primarily attributable to improved year-over-year hedge rates and improved margins on close-out product. The increase in selling and administrative expenses was driven by an increase in demand creation spending, primarily attributable to spending around the European Football Championships. As a result of retail expansion and overall business growth across the region, operating overhead expenses increased for the year, but at a slower rate than revenue growth.

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

Excluding changes in exchange rates, footwear revenues increased 1 percentage point during fiscal 2007 compared to the prior year. The increase in footwear revenue was attributable to low single-digit growth in unit sales, partially offset by a slight decrease in the average selling price per pair. The growth in unit sales was driven primarily by higher demand for our NIKE brand sport culture products, most notably “metro” and outdoor products. The growth in unit sales more than offset a decline in the average selling price per pair, which resulted from a shift in product mix from higher priced to lower priced product styles, combined with an increase in close-out sales.

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

Asia Pacific Region

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues
Footwear	$1,499.5	$1,159.2	29%	$1,044.1	11%
Apparel	1,140.0	909.3	25%	815.6	11%
Equipment	242.2	214.9	13%	194.1	11%

Total Revenues	$2,881.7	$2,283.4	26%	$2,053.8	11%

Pre-tax Income	$692.6	$508.3	36%	$436.4	16%

Fiscal 2008 Compared to Fiscal 2007

In the Asia Pacific Region, changes in currency exchange rates contributed 6 percentage points of revenue growth for fiscal 2008. Nearly all countries across the region delivered revenue growth on a currency neutral basis. China continues to be the primary driver of growth within the region as fiscal 2008 revenues increased 50% on a currency-neutral basis, driven by the expansion in both the number of stores selling NIKE product and sales through existing stores. Constant-currency revenues in Japan increased at a low single digit rate during fiscal 2008.

Footwear revenue growth for fiscal 2008 reflected increased unit sales, most notably in China, partially offset by lower average selling prices driven primarily by a shift in mix from higher priced to lower priced models. The year-over-year increase in apparel revenue was driven by increased demand in China.

The increase in pre-tax income for the Asia Pacific Region for fiscal 2008 was driven by higher revenues, improved gross margins and favorable foreign currency translation, which more than offset slightly higher selling and administrative expenses as a percentage of revenue. The gross margin improvement versus the prior year was primarily driven by reduced warehousing costs, improved year-over-year currency hedge rates and improved margins on close-out product. The increase in selling and administrative expenses during fiscal 2008 was primarily attributable to spending around the 2008 Olympics in Beijing. Overall business growth across the region combined with retail expansion, primarily in China, also contributed to an increase in operating overhead expenses, which grew slightly slower than revenues.

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

Americas Region

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues
Footwear	$792.7	$679.6	17%	$635.3	7%
Apparel	265.4	193.9	37%	201.8	(4)%
Equipment	96.0	79.0	22%	67.8	17%

Total Revenues	$1,154.1	$952.5	21%	$904.9	5%

Pre-tax Income	$239.3	$192.7	24%	$177.6	9%

Fiscal 2008 Compared to Fiscal 2007

In the Americas Region, changes in currency exchange rates contributed 7 percentage points of revenue growth for fiscal 2008. Excluding changes in foreign currency exchange rates, the Americas Region reported growth in all markets, led by Argentina, Mexico and Brazil.

The increase in pre-tax income for fiscal 2008 versus the prior year was primarily attributable to higher revenues, improved gross margins and operating overhead leverage, combined with favorable foreign currency translation. These factors were partially offset by higher demand creation spending as a percentage of revenue. The gross margin improvement was driven primarily by higher in-line net pricing margins resulting from a better mix of products sold and fewer discounts offered in fiscal 2008 compared to fiscal 2007. The increase in demand creation spending during fiscal 2008 was primarily attributable to investments in sports marketing, most notably in soccer, brand events including spending around Run Americas III and investments in the retail presentation of NIKE + and NIKE Pro products.

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

Other Businesses

	Fiscal 2008	Fiscal 2007	FY08 vs. FY07 % Change	Fiscal 2006	FY07 vs. FY06 % Change
	(In millions)
Revenues	$2,592.8	$2,259.6	15%	$1,947.1	16%
Pre-tax Income	$336.4	$299.7	12%	$153.6	95%

Fiscal 2008 Compared to Fiscal 2007

The increase in Other business revenues was driven by higher revenues across all businesses, most notably Converse and NIKE Golf. In fiscal 2008, revenues at Converse increased more than 29% versus the prior year to approximately $729 million, driven by strong consumer demand in the United States and internationally, while NIKE Golf grew 12% to nearly $725 million. Revenues at Cole Haan increased 6% to $496 million, driven by strong results at company-owned retail stores. Revenues at Hurley increased 14% to $171 million.

During fiscal 2008, growth at Converse and NIKE Golf, combined with margin improvements across most businesses drove the year-over-year increase in pre-tax income. Fiscal 2007 pre-tax income included a $14.2 million benefit relating to the settlement of an arbitration ruling involving Converse and a former South American licensee. Fiscal 2008 pre-tax income for our Other businesses would have increased approximately 18% versus fiscal 2007 excluding this favorable settlement.

As part of our long term growth strategy, we continually evaluate our existing portfolio of businesses as well as new business opportunities to ensure the Company is investing in those businesses with the largest growth potential and highest returns. On March 3, 2008 we completed the acquisition of 100% of the outstanding shares of Umbro Plc (“Umbro”), a leading United Kingdom-based global soccer brand, for a purchase price of £290.5 million in cash (approximately $576.4 million), inclusive of direct transaction costs. This acquisition is intended to significantly strengthen our market position in the United Kingdom and expand NIKE’s global leadership in soccer, a key area of growth for the Company. This acquisition also provides scaled positions in emerging soccer markets such as China, Russia and Brazil. The results of Umbro’s operations have been included in the Company’s consolidated financial statements and in the Other operating segment since the date of acquisition. Umbro, which was listed on the London Stock Exchange prior to our acquisition, reported in their 2006 annual report that revenues for calendar year 2006 were approximately $276 million (£149.5 million), and estimated that the combination of Umbro’s calendar year 2006 wholesale revenue and estimated sales revenue earned by Umbro’s licensees from the sale of Umbro products totaled approximately $755 million (£409.4 million).

Following a strategic review of the Company’s existing business portfolio, we concluded that the Starter and Bauer Hockey businesses did not align with our long-term growth priorities. On December 17, 2007 we completed the sale of the Starter brand business for $60 million in cash. On April 17, 2008 we completed the sale of the Bauer Hockey business for net proceeds of $189.2 million after working capital adjustments. These transactions resulted in gains of approximately $28.6 million and $32.0 million, respectively, which are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Consolidated Financial Statements (Note 17 — Operating Segments).

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

During fiscal 2007, improved profitability at Converse, driven by increased wholesale revenues in the United States and growth in our international licensing business, combined with growth at NIKE Golf, contributed to the increase in pre-tax income versus fiscal 2006. Fiscal 2007 results also include the benefit of the $14.2 million settlement of the arbitration ruling involving Converse and a former South American licensee. This dispute was settled during the first quarter ended August 31, 2006.

Liquidity and Capital Resources

Fiscal 2008 Cash Flow Activity

Cash provided by operations was approximately $1.9 billion in both fiscal 2008 and fiscal 2007. Our primary source of operating cash flow in fiscal 2008 was net income of $1.9 billion. Adjustments for non-cash depreciation and stock-based compensation were offset by increases in deferred income taxes as well as investments in working capital and other assets and liabilities to support growth in the business. The increase in working capital during fiscal 2008 was primarily attributable to an increase in inventories and accounts receivable, partially offset by increases in accounts payable and accrued liabilities. The increase in accounts receivable is attributable to higher sales in the last quarter of 2008. The increase in inventories reflects year-over-year growth in reported futures and higher inventories to support the expansion of NIKE-owned retail stores, slightly offset by better inventory management. The increase in accounts payable and accrued liabilities was primarily due to the timing of payments and inventory receipts compared to the prior year.

Cash used by investing activities was $0.4 billion during fiscal 2008, compared to $0.1 billion provided by investing activities during fiscal 2007. The year-over-year increase in cash used by investing activities was primarily due to our acquisition of Umbro for approximately $0.6 billion offset by proceeds from the divestitures of our NIKE Bauer Hockey and Starter brand businesses of $0.2 billion.

Cash used in financing activities was $1.2 billion during fiscal 2008, compared to $1.1 billion used in fiscal 2007. The increase versus fiscal 2007 was primarily due to an increase in share repurchases and dividends paid, discussed below, partially offset by a decrease in payments of long term debt as we made a $250 million repayment of corporate bonds in fiscal 2007.

In fiscal 2008, we purchased approximately 20.6 million shares of NIKE’s Class B Common Stock for $1.2 billion. As of the end of fiscal 2008, we have repurchased 38.6 million shares for $2.1 billion under the $3 billion program approved by our Board of Directors in June 2006. We expect to fund share repurchases from operating cash flow, excess cash and/or debt. The timing and the ultimate amount of shares purchased under the programs will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for fiscal 2008 were $0.875, compared to $0.71 in fiscal 2007. We have paid a dividend every quarter since February 1984. Our current dividend policy is to provide an annual dividend equal to 20% to 30% of the trailing twelve-months’ earnings per share, paid out on a quarterly basis. We review our dividend policy from time to time, and based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend in the foreseeable future.

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

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2008, and significant endorsement contracts entered into through the date of this report are as follows:

	Cash Payments Due During the Year Ending May 31,
Description of Commitment	2009	2010	2011	2012	2013	Thereafter	Total
	(In millions)
Operating Leases	$312.4	$264.4	$228.9	$192.1	$163.9	$692.3	$1,854.0
Long-term Debt	6.3	31.3	6.3	153.4	46.3	197.5	441.1
Endorsement Contracts(1)	700.4	599.3	518.3	480.3	407.2	1,122.0	3,827.5
Product Purchase Obligations(2)	2,272.0	1.9	—	—	—	—	2,273.9
Other(3)	250.7	76.4	62.6	55.1	50.7	1.2	496.7

Total	$3,541.8	$973.3	$816.1	$880.9	$668.1	$2,013.0	$8,893.2

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

(2)

We generally order product at least four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the Consolidated Balance Sheet as of May 31, 2008.

(3)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Consolidated Balance Sheet as of May 31, 2008.

The total long-term liability for uncertain tax positions was $251.1 million, excluding related interest and penalties, at May 31, 2008. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

We also have the following outstanding short-term debt obligations as of May 31, 2008. Please refer to the accompanying Notes to Consolidated Financial Statements (Note 6 — Short-Term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2008
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$177.7
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$65.9

As of May 31, 2008, letters of credit of $193.4 million were outstanding, generally for the purchase of inventory.

Capital Resources

In October 2001, we filed a shelf registration statement with the SEC under which $1 billion in debt securities may be issued. In May 2002, we commenced a medium-term note program under the shelf registration that allows us to issue up to $500.0 million in medium-term notes as our capital needs dictate. We entered into this program to provide additional liquidity to meet our working capital and general corporate cash requirements and since commencement of the program have issued $240.0 million in medium-term notes. As of May 31, 2008, $215.0 million in medium-term notes remained outstanding. We may issue additional notes under the shelf registration in fiscal 2009 depending on general corporate needs.

During fiscal 2008, one of our Japanese subsidiaries entered into a total of ¥5.0 billion (approximately $47.4 million as of May 31, 2008) in short-term loans to meet general operating needs. The interest rates on the loans are based on the prevailing Tokyo Interbank Offer Rate of our election plus a spread, resulting in a weighted average all-in rate of 1.06% at May 31, 2008.

During fiscal 2007, another of our Japanese subsidiaries entered into a ¥3.0 billion (approximately $28.5 million as of May 31, 2008) loan facility that replaced certain intercompany borrowings. The interest rate on the facility is based on the six-month Japanese Yen London Interbank Offer Rate (“JPY LIBOR”) plus a spread resulting in an all in rate of approximately 1.12% at May 31, 2008. This loan facility was renewed during fiscal 2008. Subsequent to May 31, 2008, this loan facility expired and was replaced with intercompany borrowings.

During fiscal 2007, the same Japanese subsidiary entered into a ¥5.0 billion (approximately $47.4 million as of May 31, 2008) term loan that replaced certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

As of May 31, 2008, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012 and can be extended for one additional year on its next anniversary date. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2008, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our commercial paper program, under which there was no amount outstanding at May 31, 2008 or May 31, 2007. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

We currently believe that cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Adopted Accounting Standards

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in our financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” We adopted the provisions of FIN 48 on June 1, 2007. See Note 8 in the accompanying Notes to Consolidated Financial Statements for further discussion.

In June 2006, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 clarifies recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF 06-2 on June 1, 2007 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for our fiscal year beginning June 1, 2008 and the provisions of FAS 157 for non-financial assets and liabilities except for items recognized at fair value on a recurring basis are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the impact of the provisions for non-financial assets and liabilities. We have evaluated the provisions of FAS 157 for financial assets and liabilities and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of FAS 159 are effective for the fiscal year beginning June 1, 2008. We have evaluated the provisions of FAS 159 and do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. We are currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. We do not expect that the adoption of FAS 161 will have a material impact on our consolidated financial position or results of operations.

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

Allowance for Uncollectible Accounts Receivable

We make ongoing estimates relating to the ability to collect our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to selling and administrative expense in the period in which such a determination is made.

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

When events or circumstances indicate that the carrying value of property, plant and equipment may be impaired, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value. Any impairment charges are recorded within other (expense) income, net. We estimate future undiscounted cash flows using assumptions about our expected future operating performance. Our estimates of undiscounted cash flows may change in future periods due to, among other things, technological changes, economic conditions, and changes to our business operations or inability to meet business plans. Such changes may result in impairment charges in the period in which such changes in estimates are made.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), goodwill and intangible assets with indefinite lives are not amortized but instead measured for impairment at least annually in the fourth fiscal quarter, or when events indicate that an impairment exists. As required by FAS 142, in our impairment tests for goodwill and other indefinite-lived intangible assets, we compare the estimated fair value of goodwill and other intangible assets to the carrying value. If the carrying value exceeds our estimate of fair value, we calculate impairment as the excess of the carrying value over our estimate of fair value. Our estimates of fair value utilized in goodwill and other indefinite-lived intangible asset tests require the use of discounted cash flow valuation models. Those models require estimates of future revenue, profits, expenditures and working capital. These estimates are determined by evaluating historical trends, current budgets, operating plans and industry data. Our estimates may change in future periods due to, among other things, technological change, economic conditions, changes to our business operations or inability to meet business plans. Such changes may result in impairment charges recorded in future periods. Any impairment charge related to goodwill would be classified as a separate line item on our consolidated statement of income as part of income before income taxes and any impairment charge related to other indefinite-lived intangible assets would be classified within other (expense) income, net.

Intangible assets that are determined to have definite lives are amortized over their useful lives and are measured for impairment only when events or circumstances indicate the carrying value may be impaired. In these cases, we estimate the future undiscounted cash flows to be derived from the asset to determine whether or not a potential impairment exists. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair value. Any significant impairment charges would be classified within other (expense) income, net.

Hedge Accounting for Derivatives

We use forward exchange contracts and option contracts to hedge certain anticipated foreign currency exchange transactions, as well as any resulting receivable or payable balance. When specific criteria required by SFAS No. 133, “Accounting for Derivative and Hedging Activities,” as amended and interpreted (“FAS 133”), have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward exchange contract amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decrease below hedged levels, or when the timing of transactions changes beyond the threshold allowed by FAS 133, we are required to reclassify at least a portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other (expense) income, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

We use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation and economic exposures related to our net investment in those subsidiaries. When appropriately designated as a hedge in accordance with FAS 133, the change in fair value of the forward contracts hedging our net investments is reported in the cumulative translation adjustment component of accumulated other comprehensive income within stockholders’ equity to offset the foreign currency translation adjustments on those investments.

As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. In accordance with FAS 133, we consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, any resulting ineffectiveness would be reported directly to earnings in the period incurred.

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

Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes.” Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, increasing our income tax expense in the period such determination is made.

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

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding infrequently occurring or unusual items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs so that the year-to-date provision equals the expected annual rate.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as other (expense) income, net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

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

We are exposed to foreign currency fluctuation as a result of our international sales, product sourcing and funding activities. Our foreign currency risk management objective is to reduce the variability of local entity cash flows as a result of exchange rate movements. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party and intercompany transactions. We also use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation and economic exposures related to our net investment in those subsidiaries.

When we begin hedging exposures, the type and duration of each hedge depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve to eighteen months, although at May 31, 2008 we had forward contracts hedging anticipated transactions that will be recognized in as many as 34 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by one of our European subsidiaries. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in euros, British pounds, and Japanese yen.

Our earnings are also exposed to movements in short and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans and fixed rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive financial instruments, derived using the VaR model, was $34.9 million and $13.7 million at May 31, 2008 and May 31, 2007, respectively. The increase in VaR as of May 31, 2008 occurred due to a higher notional value of outstanding foreign currency derivative instruments coupled with increased foreign currency volatility as of May 31, 2008 compared to May 31, 2007. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $32.3 million and $36.5 million during fiscal 2008 and fiscal 2007, respectively.

Details of other market-sensitive financial instruments and derivative financial instruments not included in the VaR calculation above are provided in the table below. The instruments not included in the VaR are intercompany loans denominated in non-functional currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt and interest rate swaps. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates as of May 31, 2008.

	Expected Maturity Date
	Year Ended May 31,
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Euro Functional Currency
Intercompany loan — U.S. dollar denominated — Fixed rate
Principal payments	$190.0	—	—	—	—	$270.4	$460.4	$460.4
Average interest rate	2.4%	—	—	—	—	3.2%	2.9%
Intercompany loan — British pound denominated — Fixed rate
Principal payments	92.6	—	—	—	—	118.6	$211.2	$211.2
Average interest rate	5.3%	—	—	—	—	6.4%	5.9%
U.S. Dollar Functional Currency
Intercompany loan — Euro denominated — Fixed rate
Principal payments	—	—	—	—	—	$656.8	$656.8	$656.8
Average interest rate	—	—	—	—	—	1.8%	1.8%
Intercompany loan — Japanese yen denominated — Fixed rate
Principal payments	$190.7	—	—	—	—	—	$190.7	$190.7
Average interest rate	1.2%	—	—	—	—	—	1.2%
Japanese Yen Functional Currency
Japanese yen debt — Fixed rate
Principal payments	$6.3	6.3	6.3	153.4	6.3	47.3	$225.9	$233.6
Average interest rate	3.1%	3.1%	3.1%	3.0%	2.4%	2.4%	2.6%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.3	6.3	6.3	153.4	6.3	47.3	$225.9	$233.6
Average interest rate	3.1%	3.1%	3.1%	3.0%	2.4%	2.4%	2.6%
U.S. Dollar Functional Currency
Long-term U.S. dollar debt — Fixed rate swapped to Floating rate
Principal payments	$—	25.0	—	—	40.0	100.0	$165.0	$167.5
Average interest rate	—	3.4%	—	—	3.2%	2.7%	2.9%
Long-term U.S. dollar debt — Fixed rate
Principal payments	$—	—	—	—	—	50.0	$50.0	$49.7
Average interest rate	—	—	—	—	—	4.7%	4.7%

Intercompany loans and related interest amounts eliminate in consolidation. Intercompany loans are generally hedged against foreign exchange risk through the use of forward contracts with third parties, as discussed above.

The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly re-measurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive income upon the consolidation of this subsidiary.

In fiscal 2003 we also entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.80% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8.0 billion Japanese yen. This interest rate swap is not accounted for as a hedge. Accordingly, changes in the fair value of the swap are recorded to net income each period. The change in fair value of the swap was not material for the years ended May 31, 2008, 2007 and 2006.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act rule 13a-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have excluded from our evaluation the internal controls over financial reporting of Umbro Ltd., which we acquired on March 3, 2008. As of May 31, 2008 and for the period from March 3, 2008 through May 31, 2008, total assets and total revenues subject to Umbro Ltd.’s internal control over financial reporting represented 7.3% and 0.3% of the Company’s consolidated total assets and total revenues, respectively. Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2008.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2008, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Umbro Ltd. from its assessment of internal control over financial reporting as of May 31, 2008 because it was acquired by the Company in a purchase business combination during fiscal 2008. We have also excluded Umbro Ltd. from our audit of internal control over financial reporting. Umbro Ltd. is a wholly-owned subsidiary whose total assets and total revenues represent 7.3% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended May 31, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
July 24, 2008

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2008	2007	2006
	(In millions, except per share data)
Revenues	$18,627.0	$16,325.9	$14,954.9
Cost of sales	10,239.6	9,165.4	8,367.9

Gross margin	8,387.4	7,160.5	6,587.0
Selling and administrative expense	5,953.7	5,028.7	4,477.8
Interest income, net (Notes 1, 6 and 7)	77.1	67.2	36.8
Other (expense) income, net (Notes 15 and 16)	(7.9)	0.9	(4.4)

Income before income taxes	2,502.9	2,199.9	2,141.6
Income taxes (Note 8)	619.5	708.4	749.6

Net income	$1,883.4	$1,491.5	$1,392.0

Basic earnings per common share (Notes 1 and 11)	$3.80	$2.96	$2.69

Diluted earnings per common share (Notes 1 and 11)	$3.74	$2.93	$2.64

Dividends declared per common share	$0.875	$0.71	$0.59

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2008	2007
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$2,133.9	$1,856.7
Short-term investments	642.2	990.3
Accounts receivable, net	2,795.3	2,494.7
Inventories (Note 2)	2,438.4	2,121.9
Deferred income taxes (Note 8)	227.2	219.7
Prepaid expenses and other current assets	602.3	393.2

Total current assets	8,839.3	8,076.5

Property, plant and equipment, net (Note 3)	1,891.1	1,678.3
Identifiable intangible assets, net (Note 4)	743.1	409.9
Goodwill (Note 4)	448.8	130.8
Deferred income taxes and other assets (Note 8)	520.4	392.8

Total assets	$12,442.7	$10,688.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$6.3	$30.5
Notes payable (Note 6)	177.7	100.8
Accounts payable (Note 6)	1,287.6	1,040.3
Accrued liabilities (Notes 5 and 16)	1,761.9	1,303.4
Income taxes payable	88.0	109.0

Total current liabilities	3,321.5	2,584.0

Long-term debt (Note 7)	441.1	409.9
Deferred income taxes and other liabilities (Note 8)	854.5	668.7
Commitments and contingencies (Notes 14 and 16)	—	—
Redeemable Preferred Stock (Note 9)	0.3	0.3
Shareholders’ equity:
Common stock at stated value (Note 10):
Class A convertible — 96.8 and 117.6 shares outstanding	0.1	0.1
Class B — 394.3 and 384.1 shares outstanding	2.7	2.7
Capital in excess of stated value	2,497.8	1,960.0
Accumulated other comprehensive income (Note 13)	251.4	177.4
Retained earnings	5,073.3	4,885.2

Total shareholders’ equity	7,825.3	7,025.4

Total liabilities and shareholders’ equity	$12,442.7	$10,688.3

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Cash provided (used) by operations:
Net income	$1,883.4	$1,491.5	$1,392.0
Income charges not affecting cash:
Depreciation	303.6	269.7	282.0
Deferred income taxes	(300.6)	34.1	(26.0)
Stock-based compensation (Notes 1 and 10)	141.0	147.7	11.8
Gain on divestitures (Note 15)	(60.6)	—	—
Amortization and other	17.9	0.5	(2.9)
Income tax benefit from exercise of stock options	—	—	54.2
Changes in certain working capital components and other assets and liabilities excluding the impact of acquisition and divestitures:
Increase in accounts receivable	(118.3)	(39.6)	(85.1)
Increase in inventories	(249.8)	(49.5)	(200.3)
Increase in prepaid expenses and other current assets	(11.2)	(60.8)	(37.2)
Increase in accounts payable, accrued liabilities and income taxes payable	330.9	85.1	279.4

Cash provided by operations	1,936.3	1,878.7	1,667.9

Cash provided (used) by investing activities:
Purchases of short-term investments	(1,865.6)	(2,133.8)	(2,619.7)
Maturities of short-term investments	2,246.0	2,516.2	1,709.8
Additions to property, plant and equipment	(449.2)	(313.5)	(333.7)
Disposals of property, plant and equipment	1.9	28.3	1.6
Increase in other assets, net of other liabilities	(21.8)	(4.3)	(34.6)
Acquisition of subsidiary, net of cash acquired (Note 15)	(571.1)	—	—
Proceeds from divestitures (Note 15)	246.0	—	—

Cash (used) provided by investing activities	(413.8)	92.9	(1,276.6)

Cash provided (used) by financing activities:
Proceeds from issuance of long-term debt	—	41.8	—
Reductions in long-term debt, including current portion	(35.2)	(255.7)	(6.0)
Increase (decrease) in notes payable	63.7	52.6	(18.2)
Proceeds from exercise of stock options and other stock issuances	343.3	322.9	225.3
Excess tax benefits from share-based payment arrangements	63.0	55.8	—
Repurchase of common stock	(1,248.0)	(985.2)	(761.1)
Dividends — common and preferred	(412.9)	(343.7)	(290.9)

Cash used by financing activities	(1,226.1)	(1,111.5)	(850.9)

Effect of exchange rate changes	(19.2)	42.4	25.7

Net increase (decrease) in cash and equivalents	277.2	902.5	(433.9)
Cash and equivalents, beginning of year	1,856.7	954.2	1,388.1

Cash and equivalents, end of year	$2,133.9	$1,856.7	$954.2

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$44.1	$60.0	$54.2
Income taxes	717.5	601.1	752.6
Dividends declared and not paid	112.9	92.9	79.4

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2005	143.8	$0.1	378.4	$2.7	$1,171.5	$73.4	$4,396.5	$5,644.2
Stock options exercised			8.0		253.7			253.7
Conversion to Class B Common Stock	(16.0)		16.0					—
Repurchase of Class B Common Stock			(19.0)		(11.3)		(769.9)	(781.2)
Dividends on Common stock ($0.59 per share)							(304.9)	(304.9)
Issuance of shares to employees			1.0		26.9			26.9
Stock-based compensation (Note 10):					11.8			11.8
Forfeiture of shares from employees			(0.2)		(5.3)		(0.3)	(5.6)
Comprehensive income (Note 13):
Net income							1,392.0	1,392.0
Other comprehensive income:
Foreign currency translation and other (net of tax benefit of $19.7)						87.1		87.1
Net loss on cash flow hedges (net of tax benefit of $2.8)						(5.6)		(5.6)
Reclassification to net income of previously deferred gains related to hedge derivatives (net of tax expense of $15.3)						(33.2)		(33.2)

Comprehensive income						48.3	1,392.0	1,440.3

Balance at May 31, 2006	127.8	$0.1	384.2	$2.7	$1,447.3	$121.7	$4,713.4	$6,285.2

Stock options exercised			10.7		349.7			349.7
Conversion to Class B Common Stock	(10.2)		10.2					—
Repurchase of Class B Common Stock			(22.1)		(13.2)		(962.0)	(975.2)
Dividends on Common stock ($0.71 per share)							(357.2)	(357.2)
Issuance of shares to employees			1.2		30.1			30.1
Stock-based compensation (Note 10):					147.7			147.7
Forfeiture of shares from employees			(0.1)		(1.6)		(0.5)	(2.1)
Comprehensive income (Note 13):
Net income							1,491.5	1,491.5
Other comprehensive income:
Foreign currency translation and other (net of tax expense of $5.4)						84.6		84.6
Net loss on cash flow hedges (net of tax benefit of $9.5)						(38.1)		(38.1)
Reclassification to net income of previously deferred losses related to hedge derivatives (net of tax benefit of $3.6)						21.4		21.4

Comprehensive income						67.9	1,491.5	1,559.4
Adoption of FAS 158 (net of tax benefit of $5.4) (Note 12):						(12.2)		(12.2)

Balance at May 31, 2007	117.6	$0.1	384.1	$2.7	$1,960.0	$177.4	$4,885.2	$7,025.4

Stock options exercised			9.1		372.2			372.2
Conversion to Class B Common Stock	(20.8)		20.8					—
Repurchase of Class B Common Stock			(20.6)		(12.3)		(1,235.7)	(1,248.0)
Dividends on Common stock ($0.875 per share)							(432.8)	(432.8)
Issuance of shares to employees			1.0		39.2			39.2
Stock-based compensation (Notes 1 and 10):					141.0			141.0
Forfeiture of shares from employees			(0.1)		(2.3)		(1.1)	(3.4)
Comprehensive income (Note 13):
Net income							1,883.4	1,883.4
Other comprehensive income:
Foreign currency translation and other (net of tax expense of $101.6)						211.9		211.9
Realized foreign currency translation gain due to divestiture (Note 15)						(46.3)		(46.3)
Net loss on cash flow hedges (net of tax benefit of $67.7)						(175.8)		(175.8)
Net loss on net investment hedges (net of tax benefit of $25.1)						(43.5)		(43.5)
Reclassification to net income of previously deferred losses related to hedge derivatives (net of tax benefit of $49.6)						127.7		127.7

Comprehensive income						74.0	1,883.4	1,957.4
Adoption of FIN 48 (Notes 1 and 8)							(15.6)	(15.6)
Adoption of EITF 06-2 Sabbaticals (net of tax benefit of $6.2) (Note 1)							(10.1)	(10.1)

Balance at May 31, 2008	96.8	$0.1	394.3	$2.7	$2,497.8	$251.4	$5,073.3	$7,825.3

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

Total advertising and promotion expenses were $2,308.3 million, $1,912.4 million, and $1,740.2 million for the years ended May 31, 2008, 2007 and 2006, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other assets totaled $266.7 million and $253.0 million at May 31, 2008 and 2007, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and equivalents approximate fair value.

Short-term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury, U.S. agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. Short-term investments of $124.9 million and $975.4 million at May 31, 2008 and 2007, respectively, were classified as held-to-maturity and primarily comprised of U.S. Treasury and U.S. agency securities. All held-to-maturity securities at May 31, 2008 have maturity dates within one year.

Available-for-sale debt securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies these securities as current assets within Short-term investments on the consolidated balance sheet. As of May 31, 2008, the Company held $432.3 million of available-for-sale securities with maturity dates within one year and $85.0 million with maturity dates over one year and less than five years.

Investments classified as available-for-sale consist of the following at fair value:

	As of May 31,
	2008	2007
	(In millions)
Available-for-sale investments:
U.S. treasury and agencies	$194.1	$6.6
Corporate commercial paper and bonds	323.2	8.3

Total available-for-sale investments	$517.3	$14.9

Included in interest income, net for the years ended May 31, 2008, 2007, and 2006, was interest income of $115.8 million, $116.9 million and $87.3 million, respectively, related to short-term investments and cash and equivalents.

Allowance for Uncollectible Accounts Receivable

Accounts receivable consists principally of amounts receivable from customers. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than twelve months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $78.4 million and $71.5 million at May 31, 2008 and 2007, respectively, of which $36.7 million and $33.3 million was recorded in other assets.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transaction gains and losses generated by the effect of foreign exchange rates on recorded assets and liabilities denominated in a currency different from the functional currency of the applicable Company entity are recorded in other (expense) income, net, in the period in which they occur.

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

The Company has adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, the Company’s Consolidated Statement of Income for the year ended May 31, 2008 and 2007 includes (1) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and (2) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
	2008	2007	2006
	(in millions)
Stock options(1)	$127.0	$134.9	$0.3
ESPPs	7.2	7.0	—
Restricted stock	6.8	5.8	11.5

Total stock-based compensation expense	$141.0	$147.7	$11.8

(1)

In accordance with FAS 123R, stock-based compensation expense reported during the years ended May 31, 2008 and 2007 includes $40.7 million and $36.3 million, respectively, of accelerated stock-based compensation expense recorded for employees eligible for stock option vesting upon retirement.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of FAS 123R, the Company used the intrinsic value method to account for stock options and ESPP shares in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as permitted by FAS 123. If the Company had instead accounted for stock options and ESPP shares issued to employees using the fair value method prescribed by FAS 123 during the year ended May 31, 2006 the Company’s pro forma net income and pro forma earnings per share would have been reported as follows:

Year Ended May 31, 2006
(In millions, except per share data)
Net income as reported	$1,392.0
Add: Stock option expense included in reported net income, net of tax	0.2
Deduct: Total stock option and ESPP expense under fair value based method for all awards, net of tax(1)	(76.8)

Pro forma net income	$1,315.4

Earnings per share:
Basic — as reported	$2.69
Basic — pro forma	2.54
Diluted — as reported	2.64
Diluted — pro forma	2.50

(1)

Accelerated stock-based compensation expense for options subject to accelerated vesting due to employee retirement is not included in the pro forma figures shown above for the year ended May 31, 2006. This disclosure reflects the expense of such options ratably over the stated vesting period or upon actual employee retirement. Had the Company recognized the fair value for such stock options on an accelerated basis in this pro forma disclosure, the Company would have recognized additional stock-based compensation expense of $17.5 million, net of tax, or $0.03 per diluted share for the year ended May 31, 2006.

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company is following the alternative transition method discussed in FASB Staff Position No. 123R-3, “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards.”

See Note 10 for more information on the Company’s stock programs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries that are expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 8 for further discussion.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2008 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

Recently Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Company adopted the provisions of FIN 48 on June 1, 2007. See Note 8 for further discussion.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). EITF 06-2 clarifies recognition guidance on the accrual of employees’ rights to compensated absences under a sabbatical or other similar benefit arrangement. The adoption of EITF 06-2 on June 1, 2007 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of FAS 157 for financial assets and liabilities are effective for the fiscal year beginning June 1, 2008 and the provisions of FAS 157 for non financial assets and liabilities except for items recognized at fair value on a recurring basis are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions for non financial assets and liabilities. The Company has evaluated the provisions of FAS 157 for financial assets and liabilities and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The provisions of

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FAS 159 are effective for the fiscal year beginning June 1, 2008. The Company has evaluated the impact of the provisions of FAS 159 and does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009. The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

Note 2 — Inventories

Inventory balances of $2,438.4 million and $2,121.9 million at May 31, 2008 and 2007, respectively, were substantially all finished goods.

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	May 31,
	2008	2007
	(In millions)
Land	$209.4	$193.8
Buildings	934.6	840.9
Machinery and equipment	2,005.0	1,817.2
Leasehold improvements	757.3	672.8
Construction in process	196.7	94.4

	4,103.0	3,619.1
Less accumulated depreciation	2,211.9	1,940.8

	$1,891.1	$1,678.3

Capitalized interest was not material for the years ended May 31, 2008, 2007 and 2006.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Identifiable Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets balances as of May 31, 2008 and May 31, 2007:

	May 31, 2008			May 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$47.5	$(14.4)	$33.1	$44.1	$(12.3)	$31.8
Trademarks	13.2	(7.8)	5.4	49.8	(17.5)	32.3
Other	65.2	(19.7)	45.5	21.6	(17.3)	4.3

Total	$125.9	$(41.9)	$84.0	$115.5	$(47.1)	$68.4

Unamortized intangible assets — Trademarks			$659.1			$341.5

Total			$743.1			$409.9

Amortization expense of identifiable assets with definite lives, which is included in selling and administrative expense, was $9.2 million, $9.9 million and $9.8 million for the years ended May 31, 2008, 2007, and 2006, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2009 through May 31, 2013 is as follows: 2009: $9.0 million; 2010: $8.6 million; 2011: $8.2 million; 2012: $7.5 million; 2013: $5.7 million.

During the fourth quarter ended May 31, 2008 the Company completed the acquisition of Umbro Plc (“Umbro”). As a result, $378.4 million was allocated to unamortized trademarks, $319.2 million was allocated to goodwill and $41.1 million was allocated to other amortized intangible assets consisting of Umbro’s sourcing network, established customer relationships and the United Soccer League Franchise. The gross carrying amount of unamortized and amortized trademarks were reduced by $59.6 million and $37.5 million, respectively, as a result of our divestitures of the Starter brand business and NIKE Bauer Hockey Corp. during the year ended May 31, 2008. See Note 15 for more information on the Company’s acquisition and divestitures.

The following table summarizes the Company’s goodwill balances as of May 31, 2008 and May 31, 2007 (in millions):

Goodwill, May 31, 2007	$130.8
Acquisition of Umbro Plc (Note 15)	319.2
Other(1)	(1.2)

Goodwill, May 31, 2008	$448.8

(1)	Other consists of foreign currency translation adjustments on Umbro goodwill.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2008	2007
	(In millions)
Compensation and benefits, excluding taxes	$538.0	$451.6
Endorser compensation	203.5	139.9
Fair value of derivatives	173.3	90.5
Taxes other than income taxes	147.6	133.4
Advertising and marketing	121.4	70.6
Dividends payable	112.9	92.9
Import and logistics costs	78.8	81.4
Other(1)	386.4	243.1

	$1,761.9	$1,303.4

(1)	Other consists of various accrued expenses and no individual item accounted for more than $65 million of the balance at May 31, 2008 or 2007.

Note 6 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2008 and 2007, are summarized below:

	May 31,
	2008			2007
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)
Notes payable:
U.S. operations	$18.6	0.00	%(1)	$14.6	0.00	%(1)
Non-U.S. operations	159.1	6.80%		86.2	9.85%

	$177.7			$100.8

Sojitz America	$65.9	3.51%		$44.6	6.09%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

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

The Company had no borrowings outstanding under its commercial paper program at May 31, 2008 and 2007.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2006, the Company entered into a $1 billion revolving credit facility with a group of banks. The facility matures in December 2012 and can be extended for one additional year on its next anniversary date. Based on the Company’s current long-term senior unsecured debt ratings of A+ and A2 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2008. No amounts were outstanding under these facilities as of May 31, 2008 or 2007.

During the year ended May 31, 2008, one of the Company’s Japanese subsidiaries entered into a total of ¥5.0 billion (approximately $47.4 million as of May 31, 2008) in short-term loans to meet general operating needs. The interest rates on the loans are based on the prevailing Tokyo Interbank Offer Rate of our election plus a spread, resulting in a weighted average all-in rate of 1.06% at May 31, 2008.

In January 2007, another one of the Company’s Japanese subsidiaries entered into a ¥3.0 billion (approximately $28.5 million as of May 31, 2008) loan facility that replaced certain intercompany borrowings. The interest rate on the facility is based on the six-month Japanese Yen London Interbank Offer Rate plus a spread resulting in an all-in-rate of approximately 1.12% at May 31, 2008. The loan facility was replaced with intercompany borrowings subsequent to May 31, 2008.

Note 7 — Long-Term Debt

Long-term debt includes the following:

	May 31,
	2008	2007
	(In millions)
4.8% Corporate Bond, payable July 9, 2007	—	$25.0
5.375% Corporate Bond, payable July 8, 2009	25.5	24.8
5.66% Corporate Bond, payable July 23, 2012	26.1	24.8
5.4% Corporate Bond, payable August 7, 2012	15.4	14.6
4.7% Corporate Bond, payable October 1, 2013	50.0	50.0
5.15% Corporate Bonds, payable October 15, 2015	104.5	99.6
4.3% Japanese yen note, payable June 26, 2011	99.6	86.4
1.5% Japanese yen note, payable February 14, 2012	47.4	41.1
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	54.5	51.2
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	24.4	22.9

Total	447.4	440.4
Less current maturities	6.3	30.5

	$441.1	$409.9

The fair value of long-term debt is estimated using discounted cash flow analyses, based on the Company’s incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt, including current portion, is approximately $450.8 million at May 31, 2008 and $443.2 million at May 31, 2007.

Since 2001, the Company has had an effective shelf registration statement with the Securities and Exchange Commission for $1 billion of debt securities. The Company has a medium-term note program under the shelf

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

registration (“medium-term note program”) that allows the Company to issue up to $500 million in medium-term notes. Since commencement of this program, the Company has issued $240 million in medium-term notes of which $215 million and $240 million were outstanding as of May 31, 2008 and 2007, respectively. The issued notes have coupon rates that range from 4.70% to 5.66%. The remaining maturities range from July 8, 2009 to October 15, 2015. For each of these notes, except for the swap for the $50 million note maturing October 1, 2013, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. The swap for the $50 million note maturing October 1, 2013, expired October 2, 2006. At May 31, 2008, the interest rates payable on these swap agreements range from approximately 2.6% to 3.5%.

In June 1996, one of the Company’s Japanese subsidiaries, NIKE Logistics YK, borrowed ¥10.5 billion (approximately $99.6 million as of May 31, 2008) in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement after year ten.

In July 1999, NIKE Logistics YK assumed ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly. As of May 31, 2008, ¥8.3 billion in loans were outstanding (approximately $78.9 million).

In February 2007, NIKE Logistics YK entered into a ¥5.0 billion (approximately $47.4 million as of May 31, 2008) term loan that replaced certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

Amounts of long-term debt maturities in each of the years ending May 31, 2009 through 2013 are $6.3 million, $31.3 million, $6.3 million, $153.4 million and $46.3 million, respectively.

Note 8 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Income before income taxes:
United States	$713.0	$805.1	$838.6
Foreign	1,789.9	1,394.8	1,303.0

	$2,502.9	$2,199.9	$2,141.6

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for income taxes is as follows:

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Current:
United States
Federal	$469.9	$352.6	$359.0
State	58.4	59.6	60.6
Foreign	391.8	261.9	356.0

	920.1	674.1	775.6

Deferred:
United States
Federal	(273.0)	38.7	(4.2)
State	(5.0)	(4.8)	(6.8)
Foreign	(22.6)	0.4	(15.0)

	(300.6)	34.3	(26.0)

	$619.5	$708.4	$749.6

Deferred tax assets and (liabilities) are comprised of the following:

	May 31,
	2008	2007
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$13.1	$12.4
Inventories	49.2	45.8
Sales return reserves	49.2	42.1
Deferred compensation	158.4	132.5
Stock-based compensation	55.2	30.3
Reserves and accrued liabilities	57.0	46.2
Property, plant, and equipment	7.9	16.3
Foreign loss carry-forwards	40.1	37.5
Foreign tax credit carry-forwards	91.9	3.4
Hedges	42.9	26.2
Other	40.5	33.0

Total deferred tax assets	605.4	425.7

Valuation allowance	(40.7)	(42.3)

Total deferred tax assets after valuation allowance	564.7	383.4

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(113.2)	(232.6)
Property, plant and equipment	(67.4)	(66.1)
Intangibles	(214.2)	(97.2)
Hedges	(1.3)	(2.5)
Other	(0.7)	(17.8)

Total deferred tax liability	(396.8)	(416.2)

Net deferred tax asset (liability)	$167.9	$(32.8)

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.4	1.6	1.5
Foreign earnings	(12.9)	(4.1)	(1.5)
Other, net	1.3	(0.3)	—

Effective income tax rate	24.8%	32.2%	35.0%

The effective tax rate for the year ended May 31, 2008 of 24.8% decreased from the fiscal 2007 effective tax rate of 32.2%. Over the last few years, a number of international entities generated losses for which the Company did not recognize offsetting tax benefits because the realization of those benefits was uncertain. The necessary steps to realize these benefits have now been taken resulting in a one-time reduction of the effective tax rate for the year ended May 31, 2008 of 4.2 percentage points. Also reflected in the effective tax rate for the year ended May 31, 2008 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on these operations are generally lower than the U.S. statutory rate. The effective tax rate for the year ended May 31, 2007 of 32.2% decreased from the fiscal 2006 effective tax rate of 35.0%. The decrease is primarily due to a European tax agreement entered into during the three months ended November 30, 2006. The Company recorded a retroactive benefit for the European tax agreement during the year ended May 31, 2007.

The Company adopted FIN 48 effective June 1, 2007. Upon adoption, the Company recognized an additional long-term liability of $89.4 million for unrecognized tax benefits, $15.6 million of which was recorded as a reduction to the Company’s beginning retained earnings, and the remaining $73.8 million was recorded as a reduction to the Company’s noncurrent deferred tax liability. In addition, the Company reclassified $12.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities in conjunction with the adoption of FIN 48.

At the adoption date of June 1, 2007, the Company had $122.5 million of gross unrecognized tax benefits, excluding related interest and penalties, $30.7 million of which would affect the Company’s effective tax rate if recognized in future periods. Including related interest and penalties and net of federal benefit of interest and unrecognized state tax benefits, at June 1, 2007, the Company had $135.0 million of total unrecognized tax benefits, $52.0 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2008, the total gross unrecognized tax benefits, excluding related interest and penalties, were $251.1 million, $60.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The Company does not anticipate that total unrecognized tax benefits will change significantly within the next 12 months.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits for the year (in millions):

Unrecognized tax benefits — June 1, 2007	$122.5
Gross increases related to prior period tax positions	71.6
Gross decreases related to prior period tax positions	(23.1)
Gross increases related to current period tax positions	87.7
Settlements	(13.4)
Lapse of statute of limitations	(0.7)
Changes due to currency translation	6.5

Unrecognized tax benefits — May 31, 2008	$251.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1997 and fiscal year 2002, respectively.

The Company recognizes interest and penalties related to income tax matters in income tax expense. Upon adoption at June 1, 2007, the Company had $32.0 million (excluding federal benefit) accrued for interest and penalties related to uncertain tax positions. The liability for payment of interest and penalties increased $41.2 million during the year ended May 31, 2008. As of May 31, 2008, accrued interest and penalties related to uncertain tax positions was $73.2 million (excluding federal benefit).

During the quarter ended November 30, 2005, the Company’s CEO and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act of 2004 (the “Act”) to repatriate $500 million of foreign earnings in fiscal 2006. The Act created a temporary incentive for U.S. multinational corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. A $500 million repatriation was made during the quarter ended May 31, 2006 comprised of both foreign earnings for which U.S. taxes have previously been provided and foreign earnings that had been designated as permanently reinvested. Accordingly, the provisions made did not have a material impact on the Company’s income tax expense or effective tax rate for the years ended May 31, 2008, 2007 and 2006.

The Company has indefinitely reinvested approximately $1,808.6 million of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

Deferred tax assets at May 31, 2008, 2007 and 2006 were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized.

During the years ended May 31, 2008, 2007, and 2006, income tax benefits attributable to employee stock-based compensation transactions of $68.9 million, $56.6 million, and $54.2 million, respectively, were allocated to shareholders’ equity.

Note 9 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2008, 2007 and 2006. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

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

The weighted average fair value per share of the options granted during the years ended May 31, 2008, 2007 and 2006, as computed using the Black-Scholes pricing model, was $13.87, $8.80 and $9.68, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2008	2007	2006
Dividend yield	1.4%	1.6%	1%
Expected volatility	20%	19%	21%
Weighted average expected life (in years)	5.0	5.0	4.5
Risk-free interest rate	4.8%	5.0%	4.0%

The Company estimates the expected volatility based on the implied volatility in market traded options on the Company’s common stock with a term greater than one year, along with other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under the plan discussed above:

	Shares	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2005	38.7	$27.49
Exercised	(8.0)	24.68
Forfeited	(1.8)	35.75
Granted	11.5	43.68

Options outstanding May 31, 2006	40.4	32.31
Exercised	(10.7)	27.55
Forfeited	(1.6)	37.17
Granted	11.6	39.54

Options outstanding May 31, 2007	39.7	$35.50
Exercised	(9.1)	33.45
Forfeited	(0.9)	44.44
Granted	6.9	58.50

Options outstanding May 31, 2008	36.6	$40.14
Options exercisable at May 31,
2006	16.6	$25.68
2007	15.3	29.52
2008	16.2	32.35

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2008 was 6.9 years and 5.4 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2008 was $1,034.1 million and $582.3 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2008, 2007 and 2006 was $259.4 million, $204.9 million and $144.0 million, respectively.

As of May 31, 2008, the Company had $90.9 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 1.9 years.

In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the ending of the offering period. Employees purchased 0.8 million shares in each of the years ended May 31, 2008, 2007 and 2006.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2008, 2007 and 2006 were 110,000, 345,000 and 141,000 with weighted average values per share of $59.50, $39.38 and $43.38, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. During the years ended May 31, 2008, 2007 and 2006, the fair value of restricted shares vested was $9.0 million, $5.5 million and $13.4 million, respectively, determined as of the date of vesting.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended May 31, 2007 and 2006, the Company also granted shares of stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. During the year ended May 31, 2007, LTIP participants agreed to amend their grant agreements to eliminate the ability to receive payments in shares of stock; shares of stock are no longer awarded. Prior to the amendment, the LTIP provided for the issuance of cash or up to 2.0 million shares of Class B Common Stock to certain executives based on performance targets established over three-year time periods. Once performance targets are achieved, cash or shares of stock are issued. The shares are immediately vested upon grant. The value of the shares is established by the market price on the date of issuance. Under the LTIP, 3,000 and 6,000 shares with a price of $38.84 and $40.79, respectively, were issued during the years ended May 31, 2007 and 2006 for the plan years ended May 31, 2006 and 2005, respectively. Compensation expense recognized relating to shares issued during the years ended May 31, 2007 and 2006 was not material. The Company recognized $35.9 million, $30.0 million and $21.7 million of selling and administrative expense related to the cash awards during the years ended May 31, 2008, 2007 and 2006, respectively.

Note 11 — Earnings Per Share

The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. Options to purchase an additional 6.6 million, 9.5 million and 11.3 million shares of common stock were outstanding at May 31, 2008, 2007 and 2006, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Year Ended May 31,
	2008	2007	2006
	(In millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	495.6	503.8	518.0
Assumed conversion of dilutive stock options and awards	8.5	6.1	9.6

Diluted weighted average common shares outstanding	504.1	509.9	527.6

Basic earnings per common share	$3.80	$2.96	$2.69

Diluted earnings per common share	$3.74	$2.93	$2.64

Note 12 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $37.3 million, $31.8 million, and $33.2 million were made to the plans and are included in selling and administrative expense for the years ended May 31, 2008, 2007 and 2006, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $33.9 million, $24.9 million, and $22.5 million for the years ended May 31, 2008, 2007 and 2006, respectively, and are included in selling and administrative expense.

The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $90.6 million and $69.3 million at May 31, 2008 and 2007, respectively. Upon adoption of

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”) on May 31, 2007, the Company recorded a liability of $17.6 million related to the unfunded pension liabilities of the plans.

Note 13 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	May 31,
	2008	2007
	(In millions)
Cumulative translation adjustment and other(1)	$356.4	$234.3
Net deferred loss on cash flow hedge derivatives	(105.0)	(56.9)

	$251.4	$177.4

(1)	Cumulative translation adjustment and other for the year ended May 31, 2007 includes a $12.2 million net-of-tax adjustment relating to the adoption of FAS 158. See Note 12 for additional details.

Note 14 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-six years after May 31, 2008. Rent expense was $344.2 million, $285.2 million and $252.0 million for the years ended May 31, 2008, 2007 and 2006, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2009 through 2013 are $312.4 million, $264.4 million, $228.9 million, $192.1 million, $163.9 million, respectively, and $692.3 million in later years.

As of May 31, 2008 and 2007, the Company had letters of credit outstanding totaling $193.4 million and $165.9 million, respectively. These letters of credit were generally issued for the purchase of inventory.

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

Note 15 — Acquisition and Divestitures

Acquisition

On March 3, 2008 the Company completed its acquisition of 100% of the outstanding shares of Umbro, a leading United Kingdom-based global soccer brand, for a purchase price of 290.5 million British pounds sterling

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in cash (approximately $576.4 million), inclusive of direct transaction costs. This acquisition is intended to significantly strengthen our market position in the United Kingdom and expand NIKE’s global leadership in soccer, a key area of growth for the Company. This acquisition also provides scaled positions in emerging soccer markets such as China, Russia and Brazil. The results of Umbro’s operations have been included in the Company’s consolidated financial statements since the date of acquisition as part of the Company’s Other operating segment.

The acquisition of Umbro was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities may be adjusted in future periods, subject to the availability of additional information during the allocation period regarding a pre-acquisition legal contingency.

Based on our purchase price allocation, identifiable intangible assets and goodwill relating to the purchase approximated $419.5 million and $319.2 million, respectively. Goodwill recognized in this transaction is deductible for tax purposes. Identifiable intangible assets include $378.4 million for trademarks that have an indefinite life, and $41.1 million for other intangible assets consisting of Umbro’s sourcing network, established customer relationships, and the United Soccer League Franchise. These intangible assets will be amortized on a straight line basis over estimated lives of 12 to 20 years.

The following table summarizes the allocation of the purchase price, including transaction costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition based on their estimated fair values (in millions):

Current assets	$87.2
Non-current assets	90.2
Identified intangible assets	419.5
Goodwill	319.2
Current liabilities	(60.3)
Non-current liabilities	(279.4)

Net assets acquired	$576.4

The pro forma effect of the acquisition on the combined results of operations was not material.

Divestitures

On December 17, 2007, the Company completed the sale of the Starter brand business to Iconix Brand Group, Inc. for $60.0 million in cash. This transaction resulted in a gain of $28.6 million during the year ended May 31, 2008.

On April 17, 2008, the Company completed the sale of NIKE Bauer Hockey Corp. for $189.2 million in cash to a group of private investors (“the Buyer”). The sale resulted in a net gain of $32.0 million recorded in the fourth quarter of the year ended May 31, 2008. This gain included the recognition of a $46.3 million cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income. As part of the terms of the sale agreement, the Company granted the Buyer a royalty free limited license for the use of

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain NIKE trademarks for a transitional period of approximately two years. The Company deferred $41.0 million of the sale proceeds related to this license agreement, to be recognized over the license period.

The gains resulting from these divestitures are reflected in other (expense) income, net and in the corporate line in the segment presentation of pre-tax income in Note 17.

Note 16 — Risk Management and Derivatives

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates. The Company uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific assets or liabilities on the balance sheet or specific firm commitments or forecasted transactions.

Substantially all derivatives outstanding as of May 31, 2008 and 2007 are designated as either cash flow, fair value hedges or net investment hedges. All derivatives are recognized on the balance sheet at their fair value. Unrealized gain positions are recorded as other current assets or other non-current assets, depending on the instrument’s maturity date. Unrealized loss positions are recorded as accrued liabilities or other non-current liabilities. All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. Changes in the fair value of hedges designated as fair value hedges are recorded in net income and are offset by the change in fair value of the underlying asset or liability being hedged. Changes in the fair values of outstanding net investment hedges, except any ineffective portion, are recorded within the cumulative translation adjustment component of other comprehensive income.

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

Derivatives used by the Company to hedge foreign currency exchange risks are forward exchange contracts and options. Hedged transactions are denominated primarily in euros, British pounds and Japanese yen. The Company hedges up to 100% of anticipated exposures typically twelve months in advance, but has hedged as much as 34 months in advance. When intercompany loans are hedged, it is typically for their expected duration.

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other (expense) income, net when the securities are sold.

Results of hedges of anticipated intercompany transactions are recorded in other (expense) income, net when the transaction occurs. Hedges of recorded balance sheet positions are recorded in other (expense) income, net, together with the transaction gain or loss from the hedged balance sheet position.

Net foreign currency transaction gains and losses, which include hedge results captured in revenues, cost of sales, selling and administrative expense and other (expense) income, net, were a $197.3 million loss, a $27.9 million loss, and a $49.9 million gain for the years ended May 31, 2008, 2007, and 2006, respectively.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of May 31, 2008, $87.7 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2008, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 34 months.

The Company formally assesses both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting prospectively.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (expense) income, net. Any hedge ineffectiveness is recorded in other (expense) income, net.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For each of the years ended May 31, 2008, 2007 and 2006, the Company recorded in other (expense) income, net an insignificant loss representing the total ineffectiveness of all cash flow hedges. The discontinuation of hedge accounting for any of the other aforementioned reasons did not materially impact net income for each of the years ended May 31, 2008, 2007 and 2006.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps.

Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2008, 2007 and 2006.

As discussed in Note 7, during the year ended May 31, 2004, the Company issued a $50 million medium-term note maturing October 1, 2013 and simultaneously entered into a receive-fixed, pay-variable interest rate swap with the same notional amount and fixed interest rate as the note. However, the swap expired October 2, 2006. This interest rate swap was not accounted for as a fair value hedge. Accordingly, changes in the fair value of the swap were recorded to net income each period as a component of other (expense) income, net. The change in the fair value of the swap was not material for the years ended May 31, 2007 and 2006.

In fiscal 2003, the Company entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. Under the interest rate swap agreement, the subsidiary pays fixed interest payments at 0.8% and receives variable interest payments based on 3-month LIBOR plus a spread based on a notional amount of 8 billion Japanese yen. This interest rate swap is not accounted for as a fair value hedge. Accordingly, changes in the fair value of the swap are recorded to net income each period as a component of interest income (expense), net. The change in the fair value of the swap was not material for the years ended May 31, 2008, 2007 and 2006.

Net Investment Hedges

During 2008, the Company began to hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. Derivatives used by the Company to hedge this foreign currency exposure are forward exchange contracts and the underlying hedged investments are denominated in euros. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments.

The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges in 2008.

As of May 31, 2008, $68.6 million of deferred net losses on both outstanding and matured derivatives was included in the cumulative translation adjustment component of other comprehensive income.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of all derivatives recorded on the consolidated balance sheet are as follows:

	May 31,
	2008	2007
	(In millions)
Unrealized Gains:
Foreign currency exchange contracts and options	$145.4	$43.5
Interest rate swaps	5.4	0.5
Unrealized (Losses):
Foreign currency exchange contracts and options	(194.4)	(90.6)
Interest rate swaps	—	(2.6)

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

In addition to hedging instruments, the Company is subject to concentrations of credit risk associated with cash and equivalents and accounts receivable. The Company places cash and equivalents with financial institutions with investment grade credit ratings and, by policy, limits the amount of credit exposure to any one financial institution. The Company considers its concentration risk related to accounts receivable to be mitigated by the Company’s credit policy, the lack of significance of outstanding balances owed by each individual customer at any point in time and the geographic dispersion of these customers.

Note 17 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan, Converse, Exeter Brands Group (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (through April 16, 2008), NIKE Golf, and Umbro (beginning March 3, 2008) which are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain prior year amounts have been reclassed to conform to fiscal 2008 presentation.

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Net Revenue
United States	$6,378.0	$6,107.1	$5,722.5
Europe, Middle East and Africa	5,620.4	4,723.3	4,326.6
Asia Pacific	2,881.7	2,283.4	2,053.8
Americas	1,154.1	952.5	904.9
Other	2,592.8	2,259.6	1,947.1

	$18,627.0	$16,325.9	$14,954.9

Pre-tax Income
United States	$1,391.9	$1,367.3	$1,315.2
Europe, Middle East and Africa	1,266.2	1,036.2	992.6
Asia Pacific	692.6	508.3	436.4
Americas	239.3	192.7	177.6
Other	336.4	299.7	153.6
Corporate	(1,423.5)	(1,204.3)	(933.8)

	$2,502.9	$2,199.9	$2,141.6

Additions to Long-lived Assets
United States	$138.4	$67.3	$59.8
Europe, Middle East and Africa	69.0	94.9	73.6
Asia Pacific	42.4	20.7	16.8
Americas	8.6	5.3	6.9
Other	61.5	36.0	33.2
Corporate	129.3	89.3	143.4

	$449.2	$313.5	$333.7

Depreciation
United States	$49.2	$45.4	$54.2
Europe, Middle East and Africa	64.8	47.4	46.9
Asia Pacific	31.1	25.2	28.4
Americas	6.7	6.1	6.4
Other	28.1	28.2	29.0
Corporate	123.7	117.4	117.1

	$303.6	$269.7	$282.0

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Accounts Receivable, net
United States	$823.9	$806.8	$717.2
Europe, Middle East and Africa	843.0	739.1	703.3
Asia Pacific	406.1	296.6	319.7
Americas	246.0	184.1	174.5
Other	424.0	404.9	410.0
Corporate	52.3	63.2	58.2

	$2,795.3	$2,494.7	$2,382.9

Inventories
United States	$834.0	$796.0	$725.9
Europe, Middle East and Africa	705.7	554.5	590.1
Asia Pacific	280.9	214.1	238.3
Americas	181.1	132.0	147.6
Other	396.6	378.7	330.5
Corporate	40.1	46.6	44.3

	$2,438.4	$2,121.9	$2,076.7

Property, Plant and Equipment, net
United States	$318.4	$232.7	$219.3
Europe, Middle East and Africa	370.5	325.4	266.6
Asia Pacific	375.6	326.1	354.8
Americas	20.4	16.9	17.0
Other	126.9	103.6	98.2
Corporate	679.3	673.6	701.8

	$1,891.1	$1,678.3	$1,657.7

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan Holdings Incorporated, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business which was sold December 17, 2007), Hurley International LLC, NIKE Bauer Hockey Corp. (through April 16, 2008), NIKE Golf, and Umbro Ltd. (beginning March 3, 2008).

	Year Ended May 31,
	2008	2007	2006
	(In millions)
Footwear	$9,731.6	$8,514.0	$7,965.9
Apparel	5,234.0	4,576.5	4,168.0
Equipment	1,068.6	975.8	873.9
Other	2,592.8	2,259.6	1,947.1

	$18,627.0	$16,325.9	$14,954.9

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to that shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the United States

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were $7,938.5 million, $7,593.7 million, and $7,019.0 million, for the years ended May 31, 2008, 2007, and 2006, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan and Belgium. Long-lived assets attributable to operations in the United States, which are comprised of net property, plant & equipment were $1,109.9 million, $991.3 million, and $998.2 million at May 31, 2008, 2007, and 2006, respectively. Long-lived assets attributable to operations in Japan were $303.8 million, $260.6 million, and $296.3 million at May 31, 2008, 2007, and 2006, respectively. Long-lived assets attributable to operations in Belgium were $219.1 million, $198.3 million and $145.4 million at May 31, 2008, 2007, and 2006, respectively.

Major Customers.    During the years ended May 31, 2008, 2007 and 2006, revenues derived from Foot Locker, Inc. represented 9 percent, 10 percent and 10 percent of the Company’s consolidated revenues, respectively. Sales to this customer are included in all segments of the Company.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2008.

“Management’s Annual Report on Internal Control Over Financial Reporting” is included in Item 8 on pages 45-48 of this Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

No disclosure is required under this Item.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Election of Directors” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Director Compensation for Fiscal 2008,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Equity Compensation Plans” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2008 Annual meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 404 and 407(a) of Regulation S-K is included under “Transactions with Related Persons” and “Board of Directors and Committees” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this Item of Regulation S-K is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2008 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     EXHIBITS:

2.1	Implementation Agreement, dated October 23, 2007, between Umbro Plc, NIKE Vapor Ltd., and NIKE, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 25, 2007).*

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 20, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K dated May 29, 2002).

4.5	Credit Agreement dated as of December 1, 2006 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2006).

4.6	First Amendment to the Credit Agreement, dated August 24, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on for 10-Q for the fiscal quarter ended February 29, 2008)

4.7	Extension and Second Amendment to the Credit Agreement, dated November 1, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on for 10-Q for the fiscal quarter ended February 29, 2008)

10.1	Form of Non-statutory Stock Option Agreement for options granted to non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2	Form of Indemnity Agreement entered into between the Company and each of its officers and directors.*

10.3	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).*

10.4	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).*

10.5	NIKE, Inc. Long-Term Incentive Plan.*

10.6	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective January 1, 2008).*

10.7	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).

10.8	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2003).*

10.9	Amended and Restated Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.10	Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated July 24, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.11	Form of Non-Statutory Stock Option Agreement for options granted to executives under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 18, 2004).*

10.12	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007).*

10.13	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.14	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.15	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.16	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Wells Fargo Brokerage Services, LLC, as Dealer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.17	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.18	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Gary DeStefano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006).*

10.19	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002.*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31	Rule 13a-14(a) Certifications.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Allowance for doubtful accounts (current and non-current)(1)
For the year ended May 31, 2006	$80.4	$13.6	$1.8	$(28.2)	$67.6
For the year ended May 31, 2007	67.6	18.5	1.8	(16.2)	71.5
For the year ended May 31, 2008	71.5	25.7	4.2	(23.0)	78.4

(1)	The non-current portion of the allowance for doubtful accounts is classified in deferred income taxes and other assets on the consolidated balance sheet.

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (333-71324) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-104824, 333-117059, and 333-133360) of NIKE, Inc. of our report dated July 24, 2008 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 24, 2008

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 28, 2008

Principal Financial and Accounting Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 28, 2008

Directors:

/s/ PHILIP H. KNIGHT Philip H. Knight	Director	July 28, 2008

/s/ JOHN G. CONNORS John G. Connors	Director	July 28, 2008

/s/ JILL K. CONWAY Jill K. Conway	Director	July 28, 2008

/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 28, 2008

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 28, 2008

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 28, 2008

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 28, 2008

S-1

Signature	Title	Date

/s/ JEANNE P. JACKSON Jeanne P. Jackson	Director	July 28, 2008

/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 28, 2008

/s/ ORIN C. SMITH Orin C. Smith	Director	July 28, 2008

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 28, 2008

S-2