Form 10-Q
period 2008-09-30
NIKE INC
filed 2008-10-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

FOR QUARTERLY REPORTS UNDER SECTION 13 OR 15(d) OF
THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarter Ended August 31, 2008
Commission file number - 1-10635

NIKE, Inc.

(Exact name of registrant as specified in its charter)
OREGON	93-0584541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bowerman Drive, Beaverton, Oregon    97005-6453

(Address of principal executive offices)        (Zip Code)

Registrant’s telephone number, including area code (503) 671-6453

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                                                                Accelerated filer         ☐

Non-accelerated filer    ☐                                                                Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

    Common Stock shares outstanding as of August 31, 2008 were:

Class A	96,181,844
Class B	389,040,003
485,221,847

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2008	May 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,625.6	$2,133.9
Short-term investments	966.1	642.2
Accounts receivable, net	3,035.4	2,795.3
Inventories (Note 2)	2,453.9	2,438.4
Deferred income taxes	175.8	227.2
Prepaid expenses and other current assets	687.8	602.3
Total current assets	8,944.6	8,839.3

Property, plant and equipment	4,111.0	4,103.0
Less accumulated depreciation	2,236.2	2,211.9

Property, plant and equipment, net	1,874.8	1,891.1

Identifiable intangible assets, net (Note 3)	712.4	743.1
Goodwill (Note 3)	425.1	448.8
Deferred income taxes and other long-term assets	637.9	520.4
Total assets	$12,594.8	$12,442.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$31.5	$6.3
Notes payable	220.1	177.7
Accounts payable	1,205.9	1,287.6
Accrued liabilities (Note 4)	1,639.8	1,761.9
Income taxes payable (Note 6)	214.3	88.0
Total current liabilities	3,311.6	3,321.5

Long-term debt	407.3	441.1
Deferred income taxes and other long-term liabilities (Note 6)	843.0	854.5
Commitments and contingencies (Note 11)	--	--
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible-96.2 and 96.8 million shares outstanding	0.1	0.1
Class B convertible-389.0 and 394.3 million shares outstanding	2.7	2.7
Capital in excess of stated value	2,622.9	2,497.8
Accumulated other comprehensive income (Note 7)	361.0	251.4
Retained earnings	5,045.9	5,073.3
Total shareholders' equity	8,032.6	7,825.3
Total liabilities and shareholders' equity	$12,594.8	$12,442.7

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,

	2008	2007

(in millions, except per share data)

Revenues	$5,432.2	$4,655.1
Cost of sales	2,870.1	2,568.1

Gross Margin	2,562.1	2,087.0
Selling and administrative expense	1,856.4	1,434.7
Interest income, net	10.1	24.6
Other expense, net	(1.6)	(6.6)

Income before income taxes	714.2	670.3

Income taxes (Note 6)	203.7	100.6

Net income	$510.5	$569.7

Basic earnings per common share (Note 9)	$1.05	$1.14

Diluted earnings per common share (Note 9)	$1.03	$1.12

Dividends declared per common share	$0.23	$0.185

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                        NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2008	2007

	(in millions)

Cash provided by operations:
Net income	$510.5	$569.7
Income charges (credits) not affecting cash:
Depreciation	78.5	70.0
Deferred income taxes	(73.0)	(104.8)
Stock-based compensation	78.2	63.8
Amortization and other	6.8	1.6
Changes in certain working capital components and other assets and liabilities:
Increase in accounts receivable	(292.9)	(257.3)
Increase in inventories	(57.0)	(20.0)
Decrease (increase) in prepaid expenses and other assets	49.2	(1.9)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	57.3	(1.6)

Cash provided by operations	357.6	319.5

Cash (used) provided by investing activities:
Purchases of investments	(791.7)	(155.9)
Maturities of investments	203.4	333.4
Sales of investments	266.4	4.0
Additions to property, plant and equipment	(106.7)	(91.8)
Proceeds from the sale of property, plant and equipment	13.1	0.2
Increase in other assets and liabilities, net	(15.2)	(1.2)
Settlement of net investment hedges	2.6	--

Cash (used) provided by investing activities	(428.1)	88.7

Cash used by financing activities:
Reduction in long-term debt, including current portion	(1.6)	(26.4)
Increase in notes payable	45.0	38.3
Proceeds from exercise of stock options and other stock issuances	45.8	96.7
Excess tax benefits from share-based payment arrangements	8.7	14.9
Repurchase of common stock	(418.8)	(318.3)
Dividends on common stock	(113.0)	(92.8)

Cash used by financing activities	(433.9)	(287.6)

Effect of exchange rate changes on cash	(3.9)	(3.4)

Net (decrease) increase in cash and equivalents	(508.3)	117.2
Cash and equivalents, beginning of period	2,133.9	1,856.7

Cash and equivalents, end of period	$1,625.6	$1,973.9

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$111.7	$92.3

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period.  The year-end condensed consolidated balance sheet data as of May 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K.  The results of operations for the three months ended August 31, 2008 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

On June 1, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 (FSP FAS 157-2) and are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 5 – Fair Value Measurements.

Also effective June 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  As of August 31, 2008, the company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

Recently Issued Accounting Standards:

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009.  The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 2 - Inventories:

Inventory balances of $2,453.9 million and $2,438.4 million at August 31, 2008 and May 31, 2008, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of August 31, 2008 and May 31, 2008.

	August 31, 2008			May 31, 2008

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in millions)
Amortized intangible assets:
Patents	$49.7	$(15.2)	$34.5	$47.5	$(14.4)	$33.1
Trademarks	13.0	(7.8)	5.2	13.2	(7.8)	5.4
Other	58.0	(16.0)	42.0	65.2	(19.7)	45.5
Total	$120.7	$(39.0)	$81.7	$125.9	$(41.9)	$84.0
Unamortized intangible assets – Trademarks			$630.7			$659.1
Identifiable intangible assets, net			$712.4			$743.1
Goodwill			$425.1			$448.8

The effect of foreign exchange fluctuations for the three-month period ended August 31, 2008 reduced goodwill by $23.7 million resulting from the strengthening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $2.2 million and $2.7 million for the three-month periods ended August 31, 2008 and 2007, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2009 through May 31, 2013 are as follows:  2009: $8.1 million; 2010: $8.5 million; 2011: $8.1 million; 2012: $7.4 million; 2013: $5.6 million.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	August 31, 2008	May 31, 2008

	(in millions)

Compensation and benefits, excluding taxes	$353.5	$538.0
Endorser compensation	226.8	203.5
Taxes other than income taxes	217.0	147.6
Advertising and marketing	181.0	121.4
Dividends payable	111.6	112.9
Fair value of derivatives	84.7	173.3
Import and logistics costs	80.7	78.8
Other[1]	384.5	386.4

Total accrued liabilities	$1,639.8	$1,761.9

1  Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at August 31, 2008 and May 31, 2008.

NOTE 5 – Fair Value Measurements:

Effective June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities.  FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). FAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The levels of hierarchy are described below:

-	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.
-
Level 2:  Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

-	Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

August 31, 2008
Fair Value Measurements Using
Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
(in millions)

Assets
Derivatives	$--	$413.4	$--	$413.4	Other current assets and other long-term assets
Available-for-sale securities	91.7	427.4	--	519.1	Cash equivalents
Available-for-sale securities	248.8	687.3	--	936.1	Short-term investments

Total assets	$340.5	$1,528.1	$--	$1,868.6

Liabilities
Derivatives	$--	$86.6	$--	$86.6	Accrued liabilities and other long-term liabilities
Total	$--	$86.6	$--	$86.6

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps.  The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the period ending August 31, 2008.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, corporate commercial paper and bonds.  These securities are valued using market prices on both active markets (level 1) and less active markets (level 2).  Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets.  Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.

The Company had no material level three measurements for the quarter ending August 31, 2008.

NOTE 6 – Income Taxes:

The effective tax rate was 28.5% and 15% for the three months ended August 31, 2008 and August 31, 2007, respectively. The tax rate for the three month period ended August 31, 2007 included the realization of a one-time tax benefit.  In the years prior to fiscal 2008, several of our international entities generated losses for which we did not recognize offsetting tax benefits because the realization of those benefits was uncertain. The necessary steps to realize these benefits were taken in the first quarter of fiscal 2008, resulting in a one-time tax benefit of $105.4 million.

As of August 31, 2008, total gross unrecognized tax benefits, excluding related interest and penalties were $296.7 million, $65.7 of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2008 were $251.1 million, $60.6 million of which would affect the Company’s effective tax rate if recognized in future periods.  The liability for payment of interest and penalties increased $13.1 million during the quarter ended August 31, 2008.  As of August 31, 2008, accrued interest and penalties related to uncertain tax positions was $88.4 million (excluding federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005 and 2006 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1997 and fiscal 2002, respectively. It is reasonably possible that the Internal Revenue Service audit for the 2005 and 2006 tax years will be completed during the next twelve months, which could result in a decrease in our balance of unrecognized tax benefits.  An estimate of the range cannot be made at this time; however, we do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended August 31,
	2008	2007
	(in millions)
Net income	$510.5	$569.7

Other comprehensive income:
Changes in cumulative translation adjustment and other	(162.9)	25.8
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives	172.4	(13.2)
Reclassification to net income of previously deferred losses related to hedge derivative instruments	37.1	14.2
Changes due to net investment hedges:
Net gain in hedge derivatives	63.0	--
Other comprehensive income	109.6	26.8
Total comprehensive income	$620.1	$596.5

NOTE 8 - Stock-Based Compensation:

A committee of the Board of Directors grants stock options and restricted stock under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The committee has granted substantially all stock options at 100% of the market price on the date of grant. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.  In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”).

The Company accounts for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“FAS 123R”).  Under FAS 123R, the Company estimates the fair value of options granted under the 1990 Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model.  The Company recognizes this fair value as selling and administrative expense over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended August 31,
	2008	2007
	(in millions)

Stock Options[1]	$73.3	$60.7
ESPPs	3.0	1.6
Restricted Stock	1.9	1.5
Total stock-based compensation expense	$78.2	$63.8

1  In accordance with FAS 123R, expense related to stock options reported during the three months ended August 31, 2008 and 2007, includes $55.3 and $38.5 million, respectively, of accelerated stock option expense recorded for employees eligible for accelerated stock option vesting upon retirement. Because the Company usually grants the majority of stock options in a single grant in the first three months of each fiscal year, under FAS 123R, accelerated vesting will normally result in higher expense in the first three months of the fiscal year.

As of August 31, 2008, the Company had $135.5 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.7 years.

The weighted average fair value per share of the options granted during the three months ended August 31, 2008 and 2007 as computed using the Black-Scholes pricing model was $17.11 and $13.87, respectively.  The weighted average assumptions used to estimate these fair values are as follows:

Three Months Ended August 31,
2008	2007

Dividend yield	1.5%	1.4%
Expected volatility	32.4%	20.4%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	3.4%	4.9%

Expected volatility is estimated based on the implied volatility in market traded options on the Company’s common stock with a term greater than one year, along with other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns.  The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.

NOTE 9 - Earnings Per Common Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share.  Options to purchase an additional 13.9 million and 6.8 million shares of common stock were outstanding at August 31, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

Three Months Ended August 31,
2008	2007
(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	487.2	499.4
Assumed conversion of dilutive stock options and awards	7.7	7.9
Diluted weighted average common shares outstanding	494.9	507.3
Basic earnings per common share	$1.05	$1.14
Diluted earnings per common share	$1.03	$1.12

NOTE 10 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below represents activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in the first quarter of fiscal 2009 and Cole Haan, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley International LLC, NIKE Bauer Hockey (which was sold on April 17, 2008) and NIKE Golf in the first quarter of fiscal 2008. Activities represented in the "Other" category are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information”.

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

Certain prior year amounts have been re-classed to conform to fiscal 2009 presentation.

Three Months Ended August 31,
2008	2007
(in millions)
Net Revenue
U.S.	$1,781.9	$1,645.4
EUROPE, MIDDLE EAST, AFRICA	1,778.7	1,481.2
ASIA PACIFIC	860.6	633.7
AMERICAS	355.7	282.0
OTHER	655.3	612.8
	$5,432.2	$4,655.1

Pre-tax Income
U.S.	$351.9	$348.2
EUROPE, MIDDLE EAST, AFRICA	442.4	379.2
ASIA PACIFIC	185.5	160.9
AMERICAS	69.1	58.8
OTHER	86.3	95.2
CORPORATE	(421.0)	(372.0)
	$714.2	$670.3

	August 31, 2008	May 31, 2008
	(in millions)
Accounts receivable, net
U.S.	$850.8	$823.9
EUROPE, MIDDLE EAST, AFRICA	1,025.3	843.0
ASIA PACIFIC	450.7	406.1
AMERICAS	274.9	246.0
OTHER	378.7	424.0
CORPORATE	55.0	52.3
	$3,035.4	$2,795.3
Inventories
U.S.	$830.4	$834.0
EUROPE, MIDDLE EAST, AFRICA	665.0	705.7
ASIA PACIFIC	299.1	280.9
AMERICAS	221.3	181.1
OTHER	406.7	396.6
CORPORATE	31.4	40.1
	$2,453.9	$2,438.4
Property, plant and equipment, net
U.S.	$328.6	$318.4
EUROPE, MIDDLE EAST, AFRICA	353.4	370.5
ASIA PACIFIC	361.3	375.6
AMERICAS	19.6	20.4
OTHER	130.9	126.9
CORPORATE	681.0	679.3
	$1,874.8	$1,891.1

NOTE 11 - Commitments and Contingencies:

At August 31, 2008, the Company had letters of credit outstanding totaling $182.6 million.  These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NOTE 12 — Acquisition and Divestitures:

Acquisition:

On March 3, 2008 the Company completed its acquisition of 100% of the outstanding shares of Umbro, a leading United Kingdom-based global soccer brand, for a purchase price of 290.5 million British pounds sterling in cash (approximately $576.4 million), inclusive of direct transaction costs. The acquisition of Umbro was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.”  The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities may be adjusted in future periods, subject to the availability of additional information during the allocation period regarding a pre-acquisition legal contingency.

Divestitures:

On December 17, 2007, the Company completed the sale of the Starter brand business to Iconix Brand Group, Inc. for $60.0 million in cash.  This transaction resulted in a gain of $28.6 million during the year ended May 31, 2008.

On April 17, 2008, the Company completed the sale of NIKE Bauer Hockey Corp. for $189.2 million in cash to a group of private investors (“the Buyer”).  The sale resulted in a net gain of $32.0 million recorded during the year ended May 31, 2008.  This gain included the recognition of a $46.3 million cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income. As part of the terms of the sale agreement, the Company granted the Buyer a royalty free limited license for the use of certain NIKE trademarks for a transitional period of approximately two years. The Company deferred $41.0 million of the sale proceeds related to this license agreement, to be recognized over the license period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of fiscal 2009, our revenues grew 17% to $5.4 billion, net income decreased 10% to $510.5 million and we delivered diluted earnings per share of $1.03, an 8% decrease compared to the first quarter of fiscal 2008.

Net income and diluted earnings per share for the first quarter of fiscal 2009 as compared to the same period in the prior year was negatively affected by a year-over-year increase in our effective tax rate from 15.0% to 28.5%. The prior year rate reflected a $105.4 million one-time tax benefit associated with past foreign losses.

Income before income taxes grew 7% for the first quarter, driven by revenue growth and a 2.4 percentage point improvement in gross margins, partially offset by an increase in selling and administrative expenses driven by investments in marketing around the Beijing Olympics and the European Football Championship, athlete and team endorsements, company owned retail and rapidly growing emerging market and non-Nike branded businesses.  Increases in the value of stock based compensation and normal wage inflation also contributed to the increase.

Results of Operations

Three Months Ended August 31,
2008	2007	% change
(dollars in millions, except per share data)

Revenues	$5,432.2	$4,655.1	17%
Cost of sales	2,870.1	2,568.1	12%
Gross margin	2,562.1	2,087.0	23%
Gross margin %	47.2%	44.8%
Selling and administrative	1,856.4	1,434.7	29%
% of revenue	34.2%	30.8%
Income before income taxes	714.2	670.3	7%
Net income	510.5	569.7	(10)%
Diluted earnings per share	$1.03	$1.12	(8)%

Consolidated Operating Results

 Revenues

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)

Revenues	$5,432.2	$4,655.1	17%

During the first quarter of fiscal 2009, changes in foreign currency exchange rates contributed 7 percentage points of consolidated revenue growth. All three of our product groups, all four of our geographic regions, and our businesses reported in “Other” delivered revenue growth. Excluding the effects of changes in currency exchange rates, our international regions contributed over 6 percentage points and the U.S. Region contributed nearly 3 percentage points of the consolidated revenue growth for the quarter. Our Other businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in the first quarter of fiscal 2009 and Cole Haan, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley International LLC, Nike Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf in the first quarter of fiscal 2008. These businesses contributed the balance of the revenue growth.

By product group, our worldwide footwear business reported revenue growth of 19% and contributed $460 million of incremental revenue for the first quarter of fiscal 2009.  Our worldwide apparel and equipment businesses grew 18% and 14%, respectively, during the first quarter of fiscal 2009, and combined added $275 million of incremental revenue.

 Gross Margin

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)

Gross margin	$2,562.1	$2,087.0	23%

Gross margin %	47.2%	44.8%	240 bps

For the first quarter of fiscal 2009, the primary factors contributing to the increase in gross margins versus the prior year period were an improved sales mix of higher margin footwear products, most notably in the U.S. and the Europe, Middle East and Africa ("EMEA") regions, improved year-on-year hedge rates, sourcing cost initiatives and higher gross margins in our other businesses.  These factors were partially offset by higher input costs due primarily to cost inflation in Asia, and lower apparel gross margins in the U.S. region due to higher mix of close-out product sales.

 Selling and Administrative Expense

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)

Operating overhead expense	$1,042.3	$881.6	18%
Demand creation expense[1]	814.1	553.1	47%
Selling and administrative expense	$1,856.4	$1,434.7	29%

% of revenues	34.2%	30.8%	340 bps

1 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

In the first quarter of fiscal 2009, currency exchange rates increased selling and administrative expense by 5 percentage points versus the prior year’s first quarter.

Excluding changes in exchange rates, operating overhead increased 14% during the first quarter of fiscal 2009 versus the comparable prior year period. This increase was primarily attributable to investments in growth drivers such as NIKE-owned retail, infrastructure for emerging markets and non-NIKE brand businesses, and on the ground costs to support the Beijing Olympics and European Football Championship marketing.  Increases in the value of stock based compensation and normal wage inflation also contributed to the growth.

On a constant-currency basis, demand creation expense increased 39% during the first quarter of fiscal 2009 compared to the same period in the prior year. The increase was primarily attributable to strategic investments in demand creation, including spending around the 2008 Olympics in Beijing, the European Football Championships and increased investments in athlete and team endorsements.

For the year, we believe selling and administrative expenses will grow at a faster rate than revenue growth as we continue to invest in demand creation to drive growth in our core product lines.

Other Expense, net

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)

Other expense, net	$(1.6)	$(6.6)	76%

Other expense, net is comprised primarily of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. For both the first quarter of fiscal 2009 and fiscal 2008, Other expense, net was primarily comprised of foreign currency hedge losses.

Foreign currency hedge gains and losses reported in Other expense, net are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 10 — Operating Segments).

In the first quarter of fiscal 2009, we estimate that the combination of foreign currency hedge losses in Other expense, net and the favorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $71 million.

 Income Taxes

Three Months Ended August 31,
2008	2007	change

Effective tax rate	28.5%	15.0%	1,350 bps

Our effective tax rate for the first quarter of fiscal 2009 was 13.5 percentage points higher than the prior year period, due primarily to a one-time tax benefit realized in the first quarter of fiscal 2008.  In the years prior to fiscal 2008, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took the steps necessary to realize these benefits, resulting in a one-time tax benefit of $105.4 million.  We estimate that our ongoing effective tax rate for the remainder of fiscal year 2009 will be at or below 28.5%.

Futures Orders

Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from September 2008 through January 2009, were 10% higher than such orders reported for the comparable period of fiscal 2008.  This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates.  The net effect of changes in foreign currency exchange rates contributed approximately 1 percentage point to futures growth versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for both footwear and apparel drove the growth in overall futures and advance orders. The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf and retail sales across all brands.

Operating Segments

The breakdown of revenues is as follows:

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)

U.S. REGION
FOOTWEAR	$1,219.8	$1,119.9	9%
APPAREL	464.4	428.0	9%
EQUIPMENT	97.7	97.5	0%
TOTAL U.S.	1,781.9	1,645.4	8%

EMEA REGION
FOOTWEAR	982.4	791.9	24%
APPAREL	649.7	567.0	15%
EQUIPMENT	146.6	122.3	20%
TOTAL EMEA	1,778.7	1,481.2	20%

ASIA PACIFIC REGION
FOOTWEAR	454.0	332.1	37%
APPAREL	332.7	240.5	38%
EQUIPMENT	73.9	61.1	21%
TOTAL ASIA PACIFIC	860.6	633.7	36%

AMERICAS REGION
FOOTWEAR	245.8	198.4	24%
APPAREL	79.4	58.3	36%
EQUIPMENT	30.5	25.3	21%
TOTAL AMERICAS	355.7	282.0	26%

TOTAL NIKE BRAND REVENUES	4,776.9	4,042.3	18%

OTHER	655.3	612.8	7%
TOTAL NIKE, INC. REVENUES	$5,432.2	$4,655.1	17%

The breakdown of income before income taxes (“pre-tax income”) is as follows:

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
U.S. Region	$351.9	$348.2	1%
EMEA Region	442.4	379.2	17%
Asia Pacific Region	185.5	160.9	15%
Americas Region	69.1	58.8	18%
Other	86.3	95.2	(9)%
Corporate	(421.0)	(372.0)	(13)%

Total pre-tax income	$714.2	$670.3	7%

The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 10 — Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in pre-tax income of our operating segments.

U.S. Region

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
Revenues
Footwear	$1,219.8	$1,119.9	9%
Apparel	464.4	428.0	9%
Equipment	97.7	97.5	0%
Total revenues	$1,781.9	$1,645.4	8%

Pre-tax income	$351.9	$348.2	1%

For the first quarter of fiscal 2009, the increase in U.S. footwear revenue was attributable to low-single digit percentage growth in unit sales and average selling price per pair. The growth in unit sales versus the comparable prior year period was driven by higher demand for our Brand Jordan and NIKE brand sportswear products. The increase in average selling price per pair compared to the prior year quarter was attributable to strategic price increases, increased sales mix of higher priced NIKE brand sportswear, running and Brand Jordan products, and improved pricing on close-out products.

The year-over-year increase in U.S. apparel revenues during the first quarter of fiscal 2009 reflected an increase in unit sales, partially offset by lower average selling prices.  The increase in unit sales was driven by an increase in demand for our NIKE brand running and basketball performance products as well as higher close-out sales.  Average selling prices decreased primarily as a result of a higher mix of close-out sales.

Pre-tax income for the U.S. Region grew at a slower rate than revenue in the first quarter of fiscal 2009 as result of higher demand creation and operating overhead expenses, partially offset by higher footwear gross margins.  The increase in demand creation was driven by brand events, investments in retail presentation at our key wholesale customers and higher sports marketing expenses.  The increase in operating overhead was primarily attributable to investments in NIKE-owned retail, normal wage inflation and performance based compensation.

EMEA Region

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
Revenues
Footwear	$982.4	$791.9	24%
Apparel	649.7	567.0	15%
Equipment	146.6	122.3	20%
Total revenues	$1,778.7	$1,481.2	20%

Pre-tax income	$442.4	$379.2	17%

For the EMEA Region, changes in currency exchange rates contributed 15 percentage points of the revenue growth during the first quarter of fiscal 2009. Excluding changes in currency exchange rates, most markets within the region increased revenues during the quarter.  The U.K. grew 5% and the emerging markets in the region grew 39%, driven by strong results in Russia and Turkey, more than offsetting softer results in Italy, France and Spain.

Excluding changes in exchange rates, footwear revenues increased 8% during the first quarter of fiscal 2009 compared to the same period in the prior year. The increase in footwear revenue was attributable to double-digit percentage growth in unit sales, partially offset by a slight decrease in average selling price per pair.  The increase in unit sales was primarily driven by higher demand for our NIKE brand sportswear and kids products. The slight decrease in average selling price per pair resulted from a shift in product mix from higher priced to lower priced models, most notably within kids and NIKE brand sportswear products.

Excluding changes in exchange rates, apparel revenue for the first quarter of fiscal 2009 was flat versus the prior year quarter.

In the first quarter of fiscal 2009, pre-tax income for EMEA grew at a slower rate than revenue as result of higher selling and administrative expenses, partially offset by  higher footwear gross margins.  The increase in selling and administrative expenses was primarily attributable to spending around the European Football Championship and the Beijing Olympics, as well as investments in NIKE-owned retail and normal wage inflation. The increase in footwear gross margins was primarily attributable to price increase initiatives and year-over-year improvement in hedge rates.

Asia Pacific Region

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
Revenues
Footwear	$454.0	$332.1	37%
Apparel	332.7	240.5	38%
Equipment	73.9	61.1	21%
Total revenues	$860.6	$633.7	36%

Pre-tax income	$185.5	$160.9	15%

In the Asia Pacific Region, changes in currency exchange rates contributed 10 percentage points of revenue growth for the first quarter of fiscal 2009. While all countries within the region reported revenue growth on a currency-neutral basis versus the prior year’s first quarter, China continues to be the primary driver of growth, as revenues increased 53% on a currency-neutral basis. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE products and sales through existing retail stores.  On a currency neutral basis, revenue in Japan was up 2% versus the first quarter of fiscal 2008.

Footwear and apparel revenue growth for the first quarter of fiscal 2009 were driven largely by increased unit sales, most notably in China.

The increase in Asia Pacific pre-tax income during the first quarter of fiscal 2009 was the result of revenue growth, expanding gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses. The gross margin improvement for the quarter was primarily driven by favorable hedge results and reduced warehousing costs. The increase in selling and administrative expenses was primarily attributable to spending around the Beijing Olympics, retail expansion, normal wage inflation and performance based compensation.

Americas Region

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
Revenues
Footwear	$245.8	$198.4	24%
Apparel	79.4	58.3	36%
Equipment	30.5	25.3	21%
Total revenues	$355.7	$282.0	26%

Pre-tax income	$69.1	$58.8	18%

In the Americas Region, changes in currency exchange rates contributed 7 percentage points of revenue growth for the first quarter of fiscal 2009.  Excluding the changes in foreign currency exchange rates, all markets in the region reported revenue growth, led by Argentina, Brazil and Mexico.

The increase in pre-tax income versus the first quarter of fiscal 2008 was primarily the result of higher revenues and operating overhead leverage combined with favorable foreign currency translation.  These factors were partially offset by higher demand creation spending primarily attributable to spending around brand events.

Other Businesses

Three Months Ended August 31,
2008	2007	% change
(dollars in millions)
Revenues	$655.3	$612.8	7%

Pre-tax income	$86.3	$95.2	(9)%

In the first quarter of 2009, our Other businesses included Cole Haan, Converse, Hurley, NIKE Golf and Umbro (which was acquired on March 3, 2008). In the first quarter of fiscal 2008, our Other businesses were comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf.

The year-over-year increase in Other business revenues for the first quarter of fiscal 2009 was driven primarily by revenue growth at Converse, Cole Haan and Hurley, which increased revenues 32%, 12% and 38%, respectively, and the addition of Umbro.  These factors more than offset the year-over-year loss of revenue from NIKE Bauer Hockey and the Starter brand business.

The reduction in Other business pre-tax income for the first quarter of fiscal 2009 versus the comparable prior year period was primarily due to the loss of profits from NIKE Bauer Hockey.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $357.6 million for the first quarter of fiscal 2009, compared to $319.5 million for the first quarter of fiscal 2008. Our primary source of operating cash flow for the first quarter of 2009 was net income of $510.5 million offset by investments in working capital to support the growth in the business.  Our investments in working capital increased during the first quarter of fiscal 2009 as compared to the same period in the prior year primarily due to an increase in accounts receivable as a result of higher sales revenue in the first quarter of fiscal 2009 and an increase in inventory receipts to support the continued growth of the business.

Cash used by investing activities was $428.1 million for the first quarter of fiscal 2009, compared to cash provided by investing activities of $88.7 million for the first quarter of fiscal 2008.  The year-over-year decrease was primarily due to a net purchase of short-term investments of $321.9 million (purchases net of sales and maturities) in the first quarter of fiscal 2009, compared to net sales and maturities of $181.5 million in short-term investments during the first quarter of fiscal 2008. The net increase in short-term investments was the result of a strategic shift to instruments with higher returns than cash.

Cash used in financing activities was $433.9 million for the first quarter of fiscal 2009, compared to $287.6 million used in the first quarter of fiscal 2008.  The increase over the fiscal 2009 amount was primarily due to increased share repurchases, as discussed below, and higher dividends paid.

In the first quarter of fiscal 2009, we purchased 7.1 million shares of NIKE’s Class B common stock for $429.8 million. As of the end of the first quarter of fiscal 2009, we have now repurchased 45.7 million shares for $2.5 billion under the $3 billion program approved by our Board of Directors in
June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program.  The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the first quarter of fiscal 2009 were $0.23, compared to $0.185 in the first quarter of fiscal 2008.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2008 except as follows:

The total long-term liability for uncertain tax positions was $296.7 million, excluding related interest and penalties, at August 31, 2008. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

We have a shelf registration statement with the Securities and Exchange Commission for $1.0 billion.  We have a medium-term note program under this shelf registration statement that allows us to issue $500.0 million in medium-term notes as our capital needs dictate.  Since commencement of the program we have issued $240.0 million in medium-term notes. As of August 31, 2008, $215.0 million in medium-term notes remain outstanding.

We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012.  As of August 31, 2008, no amounts were outstanding under this facility.

Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

Liquidity is also provided by our $1.0 billion commercial paper program.  As of August 31, 2008, $100.0 million was outstanding under our commercial paper program at an interest rate of 2.15%.  This borrowing was subsequently repaid in September 2008.  No amount was outstanding under the program at May 31, 2008.

We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

        The credit markets, including the commercial paper markets in the United States, have recently experienced adverse conditions. Continuing volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments due to increased spreads over relevant interest rate benchmarks or affect our ability to access those markets. Notwithstanding these adverse market conditions, we currently believe that current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Adopted Accounting Standards:

On June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2 (FSP FAS 157-2) and are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  See Note 5 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

Also effective June 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  As of August 31, 2008, the company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

Recently Issued Accounting Standards:

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities” (“FAS 161”).  FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on and entity's financial position, financial performance, and cash flows. The provisions of FAS 161 are effective for the quarter ending February 28, 2009.  The Company does not expect that the adoption will have a material impact on the Company’s consolidated financial position or results of operations.

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

We believe that the estimates, assumptions and judgments involved in the accounting policies described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our most recent Annual Report on Form 10-K have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Actual results could differ from the estimates we use in applying our critical accounting policies. We are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2008.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking Statements
and Analyst Reports

Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Part II - Other Information

Item 1.  Legal Proceedings

There have been no significant developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2008.

Period	Total Number of Shares Purchased _____________	Average Price Paid Per Share _____________	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs _______________	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ______________
(in millions)
June 1 – 30, 2008	1,583,000	$66.45	1,583,000	$834.1
July 1 – 31, 2008	3,095,000	$57.74	3,095,000	$655.4
August 1 – 31, 2008	2,390,980	$61.01	2,390,980	$509.5
Total	7,068,980	$60.79	7,068,980

Item 6.   Exhibits

(a)           EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

_______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc.
an Oregon Corporation

/s/Donald W. Blair
________________________
Donald W. Blair
Chief Financial Officer

DATED:  October 3, 2008