Form 10-Q
period 2008-11-30
NIKE INC
filed 2009-01-07
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2008
Commission file number - 001-10635

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

Non-accelerated filer    ☐                                                                    Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐No  ☒

Shares of Common Stock outstanding as of November 30, 2008 were:

Class A	96,077,844
Class B	387,995,766
484,073,610

PART 1 - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2008	May 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,721.5	$2,133.9
Short-term investments	1,008.0	642.2
Accounts receivable, net	2,737.2	2,795.3
Inventories (Note 2)	2,419.1	2,438.4
Deferred income taxes (Note 6)	89.7	227.2
Prepaid expenses and other current assets	947.9	602.3

Total current assets	8,923.4	8,839.3

Property, plant and equipment	4,109.4	4,103.0
Less accumulated depreciation	2,208.5	2,211.9

Property, plant and equipment, net	1,900.9	1,891.1

Identifiable intangible assets, net (Note 3)	650.2	743.1
Goodwill (Note 3)	376.8	448.8
Deferred income taxes and other long-term assets (Note 6)	783.4	520.4

Total assets	$12,634.7	$12,442.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32.4	$6.3
Notes payable	316.0	177.7
Accounts payable	1,124.1	1,287.6
Accrued liabilities (Note 4)	1,499.7	1,761.9
Income taxes payable (Note 6)	117.4	88.0

Total current liabilities	3,089.6	3,321.5

Long-term debt	445.5	441.1
Deferred income taxes and other long-term liabilities (Note 6)	983.1	854.5
Commitments and contingencies (Note 11)	--	--
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible- 96.1 and 96.8 million shares outstanding	0.1	0.1
Class B - 388.0 and 394.3 million shares outstanding	2.7	2.7
Capital in excess of stated value	2,751.9	2,497.8
Accumulated other comprehensive income (Note 7)	252.8	251.4
Retained earnings	5,108.7	5,073.3

Total shareholders' equity	8,116.2	7,825.3

Total liabilities and shareholders' equity	$12,634.7	$12,442.7

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended November 30,		Six Months Ended November 30,

	2008	2007	2008	2007

(in millions, except per share data)

Revenues	$4,590.1	$4,339.5	$10,022.3	$8,994.6
Cost of sales	2,540.1	2,418.4	5,410.2	4,986.5

Gross Margin	2,050.0	1,921.1	4,612.1	4,008.1
Selling and administrative expense	1,546.8	1,429.5	3,403.2	2,864.2
Interest income, net	5.0	23.1	15.1	47.7
Other income (expense), net	12.4	0.9	10.8	(5.7)

Income before income taxes	520.6	515.6	1,234.8	1,185.9

Income taxes (Note 6)	129.6	156.2	333.3	256.8

Net income	$391.0	$359.4	$901.5	$929.1

Basic earnings per common share (Note 9)	$0.81	$0.72	$1.86	$1.86

Diluted earnings per common share (Note 9)	$0.80	$0.71	$1.83	$1.83

Dividends declared per common share	$0.25	$0.23	$0.48	$0.415

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

                                                                     NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,

	2008	2007

	(in millions)

Cash provided by operations:
Net income	$901.5	$929.1
Income charges (credits) not affecting cash:
Depreciation	159.2	148.7
Deferred income taxes	(39.1)	(108.4)
Stock-based compensation	103.3	90.3
Amortization and other	15.7	8.7
Changes in certain working capital components and other assets and liabilities:
Increase in accounts receivable	(173.0)	(13.9)
Increase in inventories	(126.0)	(27.9)
Decrease (increase) in prepaid expenses and other assets	25.6	(80.3)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(228.9)	3.6

Cash provided by operations	638.3	949.9

Cash (used) provided by investing activities:
Purchases of investments	(1,398.5)	(678.8)
Maturities of investments	438.1	1,081.1
Sales of investments	602.1	4.0
Additions to property, plant and equipment	(224.9)	(201.9)
Proceeds from the sale of property, plant and equipment	14.0	0.4
Increase in other assets and liabilities, net	(26.3)	(10.4)
Settlement of net investment hedges	185.4	--

Cash (used) provided by investing activities	(410.1)	194.4

Cash used by financing activities:
Reduction in long-term debt, including current portion	(3.2)	(27.8)
Increase in notes payable	153.7	7.3
Proceeds from exercise of stock options and other stock issuances	139.6	211.6
Excess tax benefits from share-based payment arrangements	21.4	29.2
Repurchase of common stock	(649.2)	(606.8)
Dividends on common stock	(224.6)	(185.1)

Cash used by financing activities	(562.3)	(571.6)

Effect of exchange rate changes on cash	(78.3)	41.1

Net (decrease) increase in cash and equivalents	(412.4)	613.8
Cash and equivalents, beginning of period	2,133.9	1,856.7

Cash and equivalents, end of period	$1,721.5	$2,470.5

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$121.1	$114.4

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period.  The year-end condensed consolidated balance sheet data as of May 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K.  The results of operations for the three and six months ended November 30, 2008 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

On June 1, 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board ("FASB") Staff Position FAS 157-2 ("FSP FAS 157-2") and are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  For additional information on the fair value of financial assets and liabilities, see Note 5 – Fair Value Measurements.

Also effective June 1, 2008, the Company adopted SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159") which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.  As of November 30, 2008, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active ("FSP FAS 157-3").” FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

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

       In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets. ("FSP FAS 142-3")”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FSP FAS 142-3.

NOTE 2 - Inventories:

Inventory balances of $2,419.1 million and $2,438.4 million at November 30, 2008 and May 31, 2008, respectively, were substantially all finished goods.

NOTE 3 - Identifiable Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of November 30, 2008 and May 31, 2008.

	November 30, 2008			May 31, 2008
	_________________________			__________________________

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	(in millions)

Amortized intangible assets:
Patents	$52.4	$(16.2)	$36.2	$47.5	$(14.4)	$33.1
Trademarks	13.7	(8.3)	5.4	13.2	(7.8)	5.4
Other	51.1	(16.1)	35.0	65.2	(19.7)	45.5
Total	$117.2	$(40.6)	$76.6	$125.9	$(41.9)	$84.0

Unamortized intangible assets – Trademarks			$573.6			$659.1
Identifiable intangible assets, net			$650.2			$743.1
Goodwill			$376.8			$448.8

The effect of foreign exchange fluctuations for the six month period ended November 30, 2008 reduced goodwill and unamortized intangible assets by approximately $72.0 million and $85.5 million, respectively, resulting from the strengthening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $2.3 million and $2.4 million for the three month periods ended November 30, 2008 and 2007, respectively, and $4.5 million and $5.0 million for the six month periods ended November 30, 2008 and 2007, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2009 and each of the years ending May 31, 2010 through May 31, 2013 are as follows:  2009: $3.8 million; 2010: $8.4 million; 2011: $7.9 million; 2012: $7.3 million; 2013: $5.4 million.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

November 30, 2008	May 31, 2008

	(in millions)

Compensation and benefits, excluding taxes	$396.1	$538.0
Endorser compensation	213.7	203.5
Taxes other than income taxes	151.0	147.6
Advertising and marketing	128.0	121.4
Dividends payable	121.1	112.9
Fair value of derivatives	68.1	173.3
Import and logistics costs	52.4	78.8
Other[1]	369.3	386.4
Total accrued liabilities	$1,499.7	$1,761.9

1  Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at November 30, 2008 and May 31, 2008.

NOTE 5 – Fair Value Measurements:

Effective June 1, 2008, the Company adopted FAS 157, "Fair Value Measurements" for financial assets and liabilities.  FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). FAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

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

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

November 30, 2008
Fair Value Measurements Using
Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
(in millions)

Assets
Derivatives	$	---	$835.8	$	---	$835.8	Other current assets and other long-term assets
Available-for-sale securities		252.3	283.5		---	535.8	Cash equivalents
Available-for-sale securities		236.0	772.0		---	1,008.0	Short-term investments

Total assets		$488.3	$1,891.3	$	---	$2,379.6

Liabilities
Derivatives	$	---	$68.8	$	---	$68.8	Accrued liabilities and other long-term liabilities
Total Liabilities	$	---	$68.8	$	---	$68.8

        Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps.  The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the period ending November 30, 2008.

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

The Company had no material level three measurements as of November 30, 2008.

NOTE 6 – Income Taxes:

      The effective tax rate for the six months ended November 30, 2008 was 27.0%.   Reflected in the effective tax rate for the six month period ended November 30, 2008 is a reduction attributable to a settlement of prior year foreign taxes and the retroactive reinstatement of the research and development tax credit.  The Tax Extenders and Alternative Minimum Tax Relief Act of 2008 which was signed into law during the current quarter reinstated the U.S. federal research and development tax credit retroactive to January 1, 2008.  As a result, the effective tax rate includes a retroactive tax benefit in the second quarter of fiscal 2009.  Also reflected in the effective tax rate for the six months ended November 30, 2008 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on those operations are generally lower than the U.S. statutory rate.

     As of November 30, 2008, the total gross unrecognized tax benefits, excluding related interest and penalties were $283.1 million, $75.5 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2008 was $251.1 million, $60.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The liability for payment of interest and penalties increased $15.3 million during the six months ended November 30, 2008. As of November 30, 2008, accrued interest and penalties related to uncertain tax positions were $88.5 million (excluding federal benefit).

    The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position.  The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005, 2006 and 2007 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1997 and fiscal year 2002, respectively. It is reasonably possible that the Internal Revenue Service audit for the 2005 and 2006 tax years will be completed during the next twelve months, which could result in a decrease in our balance of unrecognized tax benefits. We do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next twelve months.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,

	2008	2007	2008	2007

(in millions)

Net income	$391.0	$359.4	$901.5	$929.1

Other comprehensive income:
Changes in cumulative translation adjustment and other	(640.0)	111.9	(802.9)	137.7
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives	366.4	(100.5)	538.8	(113.7)
Reclassification to net income of previously deferred losses, net related to hedge derivative instruments	8.7	13.4	45.8	27.6
Changes due to net investment hedges:
Net gain in hedge derivatives	156.7	--	219.7	--
Other comprehensive income	(108.2)	24.8	1.4	51.6
Total comprehensive income	$282.8	$384.2	$902.9	$980.7

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended November 30, __________________		Six Months Ended November 30, __________________
	2008	2007	2008	2007
	(in millions)

Stock Options[1]	$18.5	$22.5	$91.8	$83.2
ESPPs	4.6	2.2	7.6	3.8
Restricted Stock	2.0	1.8	3.9	3.3
Total stock-based compensation expense	$25.1	$26.5	$103.3	$90.3

1  In accordance with FAS 123R, accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement.  Accelerated stock option expense was $0.3 million and $0.7 million for the three months ended November 30, 2008 and 2007, respectively, and $55.6 million and $39.2 million for the six months ended November 30, 2008 and 2007, respectively.

As of November 30, 2008, the Company had $118.1 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.4 years.

The weighted average fair value per share of the options granted during the six months ended November 30, 2008 and 2007 as computed using the Black-Scholes pricing model was $17.12 and $13.86, respectively.  The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended November 30, __________________
	2008	2007

Dividend yield	1.5%	1.4%
Expected volatility	32.4%	20.4%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	3.4%	4.8%

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

NOTE 9 - Earnings Per Common Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share.  Options to purchase an additional 13.9 million and 6.8 million shares of common stock were outstanding for the three months ended November 30, 2008 and 2007, respectively, and 13.8 million and 6.8 million shares of common stock were outstanding for the six months ended November 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Three Months Ended November 30, __________________		Six Months Ended November 30, ________________
	2008	2007	2008	2007
	(in millions, except per share data)

Determination of shares:
Weighted average common shares outstanding	483.7	497.6	485.5	498.5
Assumed conversion of dilutive stock options and awards	6.1	8.6	6.9	8.3
Diluted weighted average common shares outstanding	489.8	506.2	492.4	506.8
Basic earnings per common share	$0.81	$0.72	$1.86	$1.86
Diluted earnings per common share	$0.80	$0.71	$1.83	$1.83

NOTE 10 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in the three and six month periods ended November 30, 2008 and Cole Haan, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley International LLC, NIKE Bauer Hockey (which was sold on April 17, 2008) and NIKE Golf in the three and six month periods ended November 30, 2007. Activities represented in the "Other" category are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

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

Accounts receivable, net, inventories and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2009 presentation.

	Three Months Ended November 30, ________________		Six Months Ended November 30, _________________

	2008	2007	2008	2007
	(in millions)
Net Revenue
U.S.	$1,513.4	$1,529.6	$3,295.3	$3,175.0
EUROPE, MIDDLE EAST, AFRICA	1,306.2	1,227.7	3,084.9	2,708.9
ASIA PACIFIC	821.4	675.6	1,682.0	1,309.3
AMERICAS	384.6	316.9	740.3	598.9
OTHER	564.5	589.7	1,219.8	1,202.5
	$4,590.1	$4,339.5	$10,022.3	$8,994.6
Pre-tax Income
U.S.	253.3	$308.0	605.2	$656.2
EUROPE, MIDDLE EAST, AFRICA	276.5	233.1	718.9	612.3
ASIA PACIFIC	216.0	173.1	401.5	334.0
AMERICAS	93.1	69.4	162.2	128.2
OTHER	20.5	70.8	106.8	166.0
CORPORATE	(338.8)	(338.8)	(759.8)	(710.8)
	$520.6	$515.6	$1,234.8	$1,185.9

	November 30, 2008	May 31, 2008
	(in millions)
Accounts receivable, net
U.S.	$864.3	$823.9
EUROPE, MIDDLE EAST, AFRICA	732.4	843.0
ASIA PACIFIC	488.8	406.1
AMERICAS	269.5	246.0
OTHER	334.6	424.0
CORPORATE	47.6	52.3
	$2,737.2	$2,795.3

Inventories
U.S.	$856.7	$834.0
EUROPE, MIDDLE EAST, AFRICA	583.6	705.7
ASIA PACIFIC	330.9	280.9
AMERICAS	185.8	181.1
OTHER	433.2	396.6
CORPORATE	28.9	40.1
	$2,419.1	$2,438.4

Property, plant and equipment, net
U.S.	$358.2	$318.4
EUROPE, MIDDLE EAST, AFRICA	313.6	370.5
ASIA PACIFIC	402.3	375.6
AMERICAS	15.8	20.4
OTHER	141.7	126.9
CORPORATE	669.3	679.3
	$1,900.9	$1,891.1

NOTE 11 - Commitments and Contingencies:

At November 30, 2008, the Company had letters of credit outstanding totaling $153.5 million.  These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NOTE 12 — Acquisition and Divestitures:

Acquisition:

On March 3, 2008, the Company completed its acquisition of 100% of the outstanding shares of Umbro, a leading United Kingdom-based global soccer brand, for a purchase price of 290.5 million British pounds sterling in cash (approximately $576.4 million), inclusive of direct transaction costs. The acquisition of Umbro was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.”  The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill. The valuation of these tangible and identifiable intangible assets and liabilities may be adjusted in future periods, subject to the availability of additional information during the allocation period regarding a pre-acquisition legal contingency.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the second quarter of fiscal 2009, our revenues grew 6% to $4.6 billion, net income increased 9% to $391.0 million and we delivered diluted earnings per share of $0.80, a 13% increase compared to the second quarter of fiscal 2008.

Income before income taxes grew 1% for the second quarter, as a result of revenue growth and improved gross margins, offset by an increase in selling and administrative expenses driven by investments in company owned retail, rapidly growing emerging markets, non-NIKE branded businesses and normal wage inflation.  A decrease in interest income earned on cash and short-term investments was also a factor in income before income taxes growing at a slower rate than revenues.

Net income and diluted earnings per share for the second quarter of fiscal 2009 were positively affected by a year-over-year decrease in our effective tax rate from 30.3% to 24.9%.  The effective tax rate for the second quarter of fiscal 2009 reflects a reduction in the ongoing effective tax rate on operations outside of the U.S., the receipt of a foreign tax settlement and reinstatement of the U.S. research and development tax credit signed into law during the second quarter of fiscal 2009.
       The deteriorating macroeconomic environment has caused significant volatility in global financial markets and has put significant pressure on discretionary consumer spending worldwide.  While we believe that our Company is well positioned from a business and financial perspective, we are not immune to global economic conditions.  These conditions could affect our business in a number of direct and indirect ways, including lower revenues from slowing consumer/customer demand for our products, reduced profit margins and /or increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.  We are taking steps we believe prudent and necessary to identify and manage potential exposures over the short and long term.  These steps include reductions in planned selling and administrative expenses, including the implementation of a hiring freeze and reductions in planned spending for travel, meetings and demand creation, as well as tighter inventory purchasing and working capital management. We have also increased our focus on monitoring the financial health of suppliers and customers.  Notwithstanding these efforts, our future performance is subject to the inherent uncertainty presented by the evolving macroeconomic conditions and our continued actions to respond to these conditions.

Results of Operations

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions, except per share data)

Revenues	$4,590.1	$4,339.5	6%	$10,022.3	$8,994.6	11%
Cost of sales	2,540.1	2,418.4	5%	5,410.2	4,986.5	8%
Gross margin	2,050.0	1,921.1	7%	4,612.1	4,008.1	15%
Gross margin %	44.7%	44.3%		46.0%	44.6%
Selling and administrative	1,546.8	1,429.5	8%	3,403.2	2,864.2	19%
% of revenue	33.7%	32.9%		34.0%	31.8%
Income before income taxes	520.6	515.6	1%	1,234.8	1,185.9	4%
Net income	391.0	359.4	9%	901.5	929.1	(3)%
Diluted earnings per share	0.80	0.71	13%	1.83	1.83	0%

Consolidated Operating Results

 Revenues

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues	$4,590.1	$4,339.5	6%	$10,022.3	$8,994.6	11%

      Changes in foreign currency exchange rates increased revenues by 1 percentage point for the second quarter and 4 percentage points for the first six months of fiscal 2009.  Excluding the effects of changes in currency exchange rates, all three of our international NIKE Brand regions delivered revenue growth in the second quarter, while our NIKE Brand U.S. region and our businesses classified as “Other” reported revenue declines.  The NIKE Brand footwear and apparel businesses grew for the quarter while revenues for NIKE Brand equipment declined.  For the NIKE Brand, all three product groups and all four geographic regions delivered revenue growth in the year-to-date-period. Our international regions contributed 5 and 6 percentage points of the consolidated revenue growth in the second quarter and year-to-date periods, respectively.  Revenue in the U.S. Region decreased consolidated revenue growth by less than 1 percentage point in the second quarter, and the U.S. region contributed 1 percentage point of the consolidated revenue growth for the year-to-date period.  Other businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in fiscal 2009 and Cole Haan, Converse Inc., Exeter Brands Group LLC (consisting primarily of the Starter brand business which was sold on December 17, 2007), Hurley International LLC, Nike Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf in fiscal 2008.

    By product group, our NIKE Brand footwear business reported revenue growth of 8% and contributed $168 million of incremental revenue for the second quarter of fiscal 2009.  Our NIKE Brand apparel and equipment businesses grew 8% and 1%, respectively, during the second quarter of fiscal 2009, and combined added $108 million of incremental revenue.  For the first six months of fiscal 2009, our NIKE Brand footwear business grew 14% and contributed $627 million of incremental revenue, while our NIKE Brand apparel and equipment businesses grew 13% and 8%, respectively, and combined added $383 million of incremental revenue.

     Gross Margin

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Gross margin	$2,050.0	$1,921.1	7%	$4,612.1	$4,008.1	15%
Gross margin %	44.7%	44.3%	40 bps	46.0%	44.6%	140 bps

       For the second quarter of fiscal 2009, the primary factors contributing to the increase in gross margins versus the prior year period were improved year-on-year hedge rates, most notably in the Europe, Middle East and Africa (“EMEA”) region, partially offset by higher warehousing costs, increased discounts on in-line product, primarily apparel, and increased inventory obsolescence reserves.  For the year-to-date period, the increase in gross margins was primarily the result of improved year-on-year hedge rates, primarily in the EMEA region, and an improved sales mix of higher margin footwear products, most notably in the EMEA region, partially offset by higher warehousing costs in the U.S.

     Selling and Administrative Expense

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Operating overhead expense	$959.9	$872.3	10%	$2,002.2	$1,753.9	14%
Demand creation expense[1]	586.9	557.2	5%	1,401.0	1,110.3	26%
Selling and administrative expense	$1,546.8	$1,429.5	8%	$3,403.2	$2,864.2	19%
% of revenues	33.7%	32.9%	80 bps	34.0%	31.8%	220 bps

1 Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Changes in foreign currency exchange rates had a minimal effect on selling and administrative expenses in the second quarter and increased selling and administrative expenses 3 percentage points for the first six months of fiscal 2009.

Excluding changes in exchange rates, operating overhead increased 10% and 12% during the second quarter and first six months of fiscal 2009, respectively, versus the comparable prior year periods. These increases were primarily attributable to investments in growth drivers such as NIKE-owned retail primarily in the U.S., EMEA and Asia Pacific regions, infrastructure for emerging markets in the EMEA and Asia Pacific regions and non-NIKE brand businesses.  Normal wage inflation also contributed to the growth across all regions.

On a constant-currency basis, demand creation expense increased 4% and 22% during the second quarter and first six months of fiscal 2009, respectively, compared to the same periods in the prior year. The increase in the second quarter of fiscal 2009 was primarily attributable to an increase in investments in athlete and team endorsements.  The increase in the first six months of fiscal 2009 was primarily attributable to strategic investments in demand creation, including first quarter spending around the 2008 Olympics in Beijing and the European Football Championships, and increased investments in athlete and team endorsements across all regions.

For the third and fourth quarter of fiscal 2009, we will continue to take steps to reduce selling and administrative spending levels while shifting resources to fund initiatives that are critical to the achievement of our long-term growth goals.  We expect our selling and administrative expenses will grow at a mid-single digit rate in the third quarter of fiscal 2009 as compared to the same period in the prior year, and decline by a double digit percentage in the fourth quarter of 2009 as compared to the same period in the prior year, reflecting lower demand creation and operating overhead spending.  Our future selling and administrative expense levels may vary from our current expectations due to changes in the rapidly evolving macroeconomic environment and our reaction to those changes.

Other Income (Expense), net

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Other income (expense), net	$12.4	$0.9	1278%	$10.8	$(5.7)	289%

Other income (expense), net is comprised primarily of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. For both the second quarter and first six months of fiscal 2009, other income (expense), net was primarily comprised of recognition of the deferred gain on the sale of the NIKE Bauer Hockey business and foreign currency hedge gains and losses.

Foreign currency hedge gains and losses reported in other income (expense), net are reflected in the Corporate line in our segment presentation of pre-tax income in the Notes to Unaudited Condensed Consolidated Financial Statements (Note 10 — Operating Segments).

For the second quarter and year-to-date periods of fiscal 2009, we estimate that the combination of foreign currency hedge gains and losses in other income (expense), net and the favorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $25 million and $96 million, respectively.

 Income Taxes

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change

Effective tax rate	24.9%	30.3%	(540 bps)	27.0%	21.7%	530 bps

Our effective tax rate for the second quarter of fiscal 2009 was 5.4 percentage points lower than the prior year period, due primarily to a reduction in the ongoing effective tax rate on operations outside of the U.S., the receipt of a foreign tax settlement and reinstatement of the U.S. research and development tax credit signed into law during the second quarter of fiscal year 2009.  We estimate that our effective tax rate for fiscal year 2009 will be approximately 28%.

The effective tax rate for the first six months of fiscal 2009 was 5.3 percentage points higher than the effective tax rate for the comparable period in fiscal 2008, due primarily to a one-time tax benefit realized in the first quarter of fiscal 2008.  In the years prior to fiscal 2008, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain.  In the first quarter of fiscal 2008, we took the steps necessary to realize these benefits, resulting in a one-time tax benefit of $105.4 million.

        Futures Orders

      Worldwide futures and advance orders for NIKE Brand footwear and apparel, scheduled for delivery from December 2008 through April 2009, were 1% lower than such orders reported for the comparable period of fiscal 2008.  This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates.  The net effect of changes in foreign currency exchange rates contributed approximately 7 percentage points to the futures decline versus the same period in the prior year. Excluding this currency impact, unit sales volume increases for footwear were the primary growth driver in overall futures and advance orders.

      The reported futures and advance orders growth rate is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE Brand footwear and apparel, wholesale sales NIKE Brand of equipment, Cole Haan, Converse, Hurley, NIKE Golf, Umbro and retail sales across all brands.

Operating Segments

The breakdown of revenues is as follows:

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

U.S. REGION	1,513.4	1,529.6	(1)%	3,295.3	3,175.0	4%

EMEA REGION	1,306.2	1,227.7	6%	3,084.9	2,708.9	14%

ASIA PACIFIC REGION	821.4	675.6	22%	1,682.0	1,309.3	28%

AMERICAS REGION	384.6	316.9	21%	740.3	598.9	24%

TOTAL NIKE BRAND REVENUES	4,025.6	3,749.8	7%	8,802.5	7,792.1	13%

OTHER	564.5	589.7	(4)%	1,219.8	1,202.5	1%

TOTAL NIKE, INC. REVENUES	$4,590.1	$4,339.5	6%	$10,022.3	$8,994.6	11%

The breakdown of income before income taxes (“pre-tax income”) is as follows:

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

U.S. Region	$253.3	$308.0	(18)%	$605.2	$656.2	(8)%
EMEA Region	276.5	233.1	19%	718.9	612.3	17%
Asia Pacific Region	216.0	173.1	25%	401.5	334.0	20%
Americas Region	93.1	69.4	34%	162.2	128.2	27%
Other	20.5	70.8	(71)%	106.8	166.0	(36)%
Corporate	(338.8)	(338.8)	0%	(759.8)	(710.8)	(7)%

Total pre-tax income	$520.6	$515.6	1%	$1,234.8	$1,185.9	4%

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

      U.S. Region

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues
Footwear	$993.5	$983.3	1%	$2,213.3	$2,103.2	5%
Apparel	449.8	461.4	(3)%	914.2	889.4	3%
Equipment	70.1	84.9	(17)%	167.8	182.4	(8)%

Total revenues	$1,513.4	$1,529.6	(1)%	$3,295.3	$3,175.0	4%

Pre-tax income	$253.3	$308.0	(18)%	$605.2	$656.2	(8)%

For the second quarter and the first six months of fiscal 2009, the increase in U.S. footwear revenue was primarily attributable to low-single digit percentage growth in average selling price per pair compared to the same periods in the prior year. The increase in average selling price per pair was attributable to strategic price increases, increased sales mix of higher priced NIKE brand sportswear, running and Brand Jordan products, and improved pricing on close-out products.

Average selling price per unit for U.S. apparel declined in both the second quarter and first six months of fiscal 2009 as compared to the same periods in the prior year, primarily as the result of a higher mix of close-out sales.  Unit sales also decreased slightly in the second quarter of fiscal 2009 reflecting a more challenging retail environment, resulting in a decrease in the U.S. apparel revenues in the second quarter.  For the first six months of fiscal 2009, the increase in unit sales more than offset the decrease in average selling price per unit, resulting in a year-over-year increase in U.S. apparel revenues.

Pre-tax income for the U.S. Region declined in both the second quarter and first six months of fiscal 2009.  In the second quarter of fiscal 2009, the decline was primarily the result of lower gross margins, principally for apparel, and higher operating overhead expenses, due largely to the expansion of NIKE-owned retail.  In addition to these factors, profitability for the first six months of fiscal 2009 also reflected higher demand creation spending.

      EMEA Region

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues
Footwear	$688.3	$646.7	6%	$1,670.7	$1,438.6	16%
Apparel	521.6	485.9	7%	1,171.3	1,052.9	11%
Equipment	96.3	95.1	1%	242.9	217.4	12%

Total revenues	$1,306.2	$1,227.7	6%	$3,084.9	$2,708.9	14%

Pre-tax income	$276.5	$233.1	19%	$718.9	$612.3	17%

For the EMEA Region, changes in currency exchange rates contributed 2 and 10 percentage points of the revenue growth during the second quarter and first six months of fiscal 2009, respectively. Excluding changes in currency exchange rates, most markets within the region increased revenues during the quarter and year-to-date period.  The U.K. grew 2% and 4% for the second quarter and year-to date period, respectively, while the emerging markets in the region grew 21% and 30% for the second quarter and year-to-date period respectively, driven by strong results in Russia.  These results more than offset lower revenues in Southern Europe.

Excluding changes in exchange rates, footwear revenues increased 4% and 7% during the second quarter and first six months of fiscal 2009 compared to the same periods in the prior year. The increase in footwear revenue was attributable to high single-digit percentage growth in unit sales, partially offset by a slight decrease in average selling price per pair.  The increase in unit sales was primarily driven by higher demand for our NIKE brand sportswear and kids products. The slight decrease in average selling price per pair resulted from a shift in product mix from higher priced to lower priced models, most notably within kids and NIKE brand sportswear products.

Excluding changes in exchange rates, apparel revenues increased 4% and 2% for the second quarter and first six months of fiscal 2009 compared to the same periods in the prior year due to double-digit increases in unit sales partially offset by lower average selling prices as a result of a higher mix of close-out sales.

In the second quarter and first six months of fiscal 2009, pre-tax income for EMEA grew at a faster rate than revenue, as favorable foreign currency translation and higher gross margins more than offset higher selling and administrative expenses.

Asia Pacific Region

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues
Footwear	$400.1	$334.1	20%	$854.1	$666.2	28%
Apparel	356.9	289.2	23%	689.6	529.7	30%
Equipment	64.4	52.3	23%	138.3	113.4	22%

Total revenues	$821.4	$675.6	22%	$1,682.0	$1,309.3	28%

Pre-tax income	$216.0	$173.1	25%	$401.5	$334.0	20%

In the Asia Pacific Region, changes in currency exchange rates contributed 5 and 7 percentage points of revenue growth for the second quarter and first six months of fiscal 2009, respectively. While nearly all countries within the region reported revenue growth on a currency-neutral basis for both the quarter and year-to-date period, China continues to be the primary driver of growth, as revenues increased 27% and 40% on a currency-neutral basis for the second quarter and first six months of fiscal 2009, respectively. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE products and sales through existing retail stores.  On a currency neutral basis, revenue in Japan was up 7% and 5% for the second quarter and year-to-date period respectively, versus the similar periods in the prior year.

Footwear and apparel revenue growth for both the second quarter and first six months of fiscal 2009 were driven largely by increased unit sales, most notably in China, slightly offset by mid-single digit reductions in average selling prices resulting primarily from increased discounts on in-line products.

The increase in Asia Pacific pre-tax income during the second quarter and first six months of fiscal 2009 was the result of revenue growth, expanding gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses.

    Americas Region

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues
Footwear	$264.1	$214.3	23%	$509.9	$412.7	24%
Apparel	88.2	73.2	20%	167.6	131.5	27%
Equipment	32.3	29.4	10%	62.8	54.7	15%

Total revenues	$384.6	$316.9	21%	$740.3	$598.9	24%

Pre-tax income	$93.1	$69.4	34%	$162.2	$128.2	27%

     In the Americas Region, changes in currency exchange rates negatively impacted revenue growth by approximately 2 percentage points in the second quarter of fiscal 2009 and contributed 3 percentage points of revenue growth for the first six months of fiscal 2009.  Excluding the changes in foreign currency exchange rates, all markets in the region reported revenue growth in both the second quarter and year-to-date period, led by Brazil, Argentina and Mexico.

The increase in pre-tax income versus the second quarter and first six months of fiscal 2008 was primarily the result of higher revenues and selling and administrative expense leverage.

    Other Businesses

	Three Months Ended November 30, ___________________			Six Months Ended November 30, ___________________
	2008	2007	% Change	2008	2007	% Change
	(dollars in millions)

Revenues	$564.5	$589.7	(4)%	$1,219.8	$1,202.5	1%

Pre-tax income	20.5	70.8	(71)%	106.8	166.0	(36)%

For the first six months of fiscal 2009, our Other businesses were primarily comprised of  Cole Haan, Converse, Hurley, NIKE Golf and Umbro (which was acquired on March 3, 2008). For the first six months of fiscal 2008, our Other businesses were primarily comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf.

The decrease in Other business revenues for the second quarter of fiscal 2009 was primarily attributable to the loss of revenue from NIKE Bauer Hockey and the Starter brand business, partially offset by growth at Converse and Hurley and the addition of Umbro.  Revenue for Cole Haan and NIKE Golf decreased for the second quarter of fiscal 2009, driven by the overall weakness of these categories. For the year-to-date period, revenue growth at Converse, Hurley and Cole Haan and the addition of Umbro more than offset the loss of revenue from NIKE Bauer Hockey and the Starter brand businesses.

        Pre-tax income for Other businesses declined for both the second quarter and first six months of fiscal 2009.  For the second quarter of fiscal 2009, the decline was primarily attributable to the decrease in pre-tax operating results from NIKE Golf and Cole Haan as well as net loss from Umbro.  For the first six months of fiscal 2009, the decline is primarily due to the loss of profits from NIKE Bauer Hockey.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $638.3 million for the first six months of fiscal 2009, compared to $949.9 million for the first six months of fiscal 2008. Our primary source of operating cash flow for the first six months of fiscal 2009 was net income of $901.5 million offset by investments in working capital to support the growth in the business.  Our investments in working capital increased during the first six months of fiscal 2009 as compared to the same period in the prior year primarily due to an increase in accounts receivable as a result of higher sales revenue in fiscal 2009 and an increase in inventory receipts to support the continued growth of the business.

Cash used by investing activities was $410.1 million for the first six months of fiscal 2009, compared to cash provided by investing activities of $194.4 million for the first six months of fiscal 2008.  The year-over-year change was primarily due to a net purchase of short-term investments of $358.3 million (purchases net of sales and maturities) in the first six months of fiscal 2009, compared to net sales and maturities of $406.3 million in short-term investments during the first six months of fiscal 2008, partially offset by an increase from the proceeds of net investment hedge settlements.  During the second half of fiscal 2008, we began to use net investment hedges to mitigate the risk of variablitity in foreign-currency-denominated net investments held by wholly-owned foreign operations.

Cash used in financing activities was $562.3 million for the first six months of fiscal 2009, compared to $571.6 million used in the first six months of fiscal 2008.  The decrease over the fiscal 2009 amount was primarily due to the increase in notes payable offset by an increase in dividends and share repurchases, as discussed below.

In the first six months of fiscal 2009, we purchased 10.6 million shares of NIKE’s Class B common stock for $639.0 million. As of November 30, 2008, we have now repurchased 49.2 million shares for $2.7 billion under the $3 billion program approved by our Board of Directors in June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program.  The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the second quarter of fiscal 2009 were $0.25, compared to $0.23 in the second quarter of fiscal 2008.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2008 except as follows:

The total liability for uncertain tax positions was $283.1 million, excluding related interest and penalties, at November 30, 2008. It is reasonably possible that the Internal Revenue Service audit for the 2005 and 2006 tax years will be completed during the next twelve months, however, we are unable to make a reliable estimate of the eventual cash flows that may be required to settle these matters.  In addition, we are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

       In October 2001, we filed a shelf registration statement with the Securities and Exchange Commission for $1 billion.  In May 2002, we commenced a medium-term note program under the shelf registration that allowed us to issue up to $500 million in medium-term notes, as our capital needs dictate. Under this program, we have issued $240 million of medium-term notes, of which $215 million in principal amount remains outstanding at November 30, 2008. Pursuant to Securities and Exchange Commission rules, this shelf registration has now expired. In December 2008, we filed a new shelf registration statement with the Securities and Exchange Commission for the $760 million of securities remaining to be issued under the previous shelf registration statement.

       We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012.  As of November 30, 2008, no amounts were outstanding under this facility.

Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

Liquidity is also provided by our $1 billion commercial paper program.  As of November 30, 2008, $175 million was outstanding under our commercial paper program at a weighted average interest rate of 1.74%.  No amount was outstanding under the program at May 31, 2008.

We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

During the second quarter, one of the Company’s Japanese subsidiaries entered into 5.8 billion yen (approximately $60.7 million) in short-term loans to meet general operating needs.  As of November 30, 2008, 5.3 billion yen (approximately $55.5 million) in short-term loans remained outstanding.  The interest rates on the loans are based on the prevailing Tokyo Interbank Offer Rate of our election plus a spread, resulting in a weighted average all-in rate of 0.89% at November 30, 2008.

The credit markets, including the commercial paper markets in the United States, have continued to experience adverse conditions. While we have not experienced higher interest costs or difficulty accessing the credit markets to date, continuing volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, we currently believe that current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described above and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Adopted Accounting Standards:

On June 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("FAS 157") for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date.  Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2 ("FSP FAS 157-2") and are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities.  The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations.  See Note 5 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for further discussion.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157.  FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("FAS 141(R)") and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("FAS 160"). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.  The provisions of FAS 141(R) and FAS 160 are effective for the fiscal year beginning June 1, 2009.  The Company is currently evaluating the impact of the provisions of FAS 141(R) and FAS 160.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” ("FSP FAS 142-3").  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FSP FAS 142-3.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2008.

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

Part II - Other Information

Item 1.  Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition.  The risk factor described below is an addition to those risk factors.

Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Volatility and disruption in the global capital and credit markets in 2008 have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally.  If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•
Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins.

•
We may be unable to find suitable investments that are safe, liquid, and provide a reasonable return.  This could result in lower interest income or longer investment horizons.  Disruptions to capital markets or the banking system may also impair the value investments or bank deposits we currently consider safe or liquid.

•	We may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

•
The failure of financial institution counterparties to honor their obligations to us under credit and derivative instruments could jeopardize our ability to rely on and benefit from those instruments.  Our ability to replace those instruments on the same or similar terms may be limited under poor market conditions.

•
We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar.  Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported financial results and condition.

•
Continued volatility in the markets and prices for commodities and raw materials we use in our products and in our supply chain (such as petroleum) could have a material adverse effect on our costs, gross margins, and profitability.

•
If retailers of our products experience declining revenues, or retailers experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, inability of retailers to timely meet their payment obligations to us, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense.

•	If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could reduce the availability of our products to consumers.

•
If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance general working capital needs, it may result in delays or non-delivery of shipments of our products.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2008.

Period _______	Total Number of Shares Purchased _____________	Average Price Paid Per Share _____________	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1] _______________	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs ______________
(in millions)

September 1 – 30, 2008	2,242,600	$61.61	2,242,600	$371.3
October 1 – 31, 2008	1,254,500	$56.68	1,254,500	$300.2
November 1 – 30, 2008	---	---	---	$300.2
Total	3,497,100	$59.85	3,497,100

1 On June 19, 2006 we announced a program to repurchase up to $3 billion of our Class B Common Stock over a period of up to four years.  These shares were purchased under this program.  On September 22, 2008, we announced a program to repurchase up to $5 billion of our Class B Common Stock over a period of up to four years, which will commence upon completion of the current $3 billion share repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of shareholders was held on Monday, September 22, 2008, in Beaverton, Oregon.  The following matters were submitted to a vote of the shareholders, the results of which were as follows:

Proposal 1 - Election of Directors.

Directors Elected by holders of Class A Common Stock:
Votes Cast For	Votes Withheld

John G. Connors	93,111,782	-0-
Timothy D. Cook	93,111,782	-0-
Ralph D. DeNunzio	93,111,782	-0-
Douglas G. Houser	93,111,782	-0-
Philip H. Knight	93,111,782	-0-
Mark G. Parker	93,111,782	-0-
Johnathan A. Rodgers	93,111,782	-0-
Orin C. Smith	93,111,782	-0-
John R. Thompson, Jr.	93,111,782	-0-

Directors Elected by holders of Class B Common Stock:
Votes Cast For	Votes Withheld

Jill K. Conway	341,708,006	6,637,747
Alan B. Graf, Jr.	345,328,573	3,017,180
Jeanne P. Jackson	343,761,260	4,584,493

Proposal 2 - Ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm for fiscal year 2009.

Class A and Class B Common Stock Voting Together:
For	Against	Abstain
431,979,349	6,860,885	2,611,900

Item 6.   Exhibits

(a)           EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

10.1	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan, as amended on November 20, 2008.*

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

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

DATED:  January 7, 2009