Form 10-Q
period 2009-02-28
NIKE INC
filed 2009-04-09
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2009

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of February 28, 2009 were:

Class A	95,688,581
Class B	388,660,030

484,348,611

NIKE, Inc.

PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2009	May 31, 2008
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,892.1	$2,133.9
Short-term investments	712.1	642.2
Accounts receivable, net	2,892.4	2,795.3
Inventories (Note 2)	2,466.6	2,438.4
Deferred income taxes (Note 6)	64.5	227.2
Prepaid expenses and other current assets	970.9	602.3

Total current assets	8,998.6	8,839.3

Property, plant and equipment	4,150.8	4,103.0
Less accumulated depreciation	2,256.9	2,211.9

Property, plant and equipment, net	1,893.9	1,891.1

Identifiable intangible assets, net (Note 3)	460.7	743.1
Goodwill (Note 3)	187.2	448.8
Deferred income taxes and other long-term assets (Note 6 and Note 10)	715.3	520.4

Total assets	$12,255.7	$12,442.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$32.0	$6.3
Notes payable	331.1	177.7
Accounts payable	952.0	1,287.6
Accrued liabilities (Note 4)	1,430.7	1,761.9
Income taxes payable (Note 6)	112.4	88.0

Total current liabilities	2,858.2	3,321.5

Long-term debt	437.8	441.1
Deferred income taxes and other long-term liabilities (Note 6)	748.6	854.5
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 95.7 and 96.8 million shares outstanding	0.1	0.1
Class B - 388.7 and 394.3 million shares outstanding	2.7	2.7
Capital in excess of stated value	2,785.2	2,497.8
Accumulated other comprehensive income (Note 7)	191.3	251.4
Retained earnings	5,231.5	5,073.3

Total shareholders’ equity	8,210.8	7,825.3

Total liabilities and shareholders’ equity	$12,255.7	$12,442.7

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenues	$4,440.8	$4,544.4	$14,463.1	$13,539.0
Cost of sales	2,492.3	2,496.5	7,902.5	7,483.0

Gross Margin	1,948.5	2,047.9	6,560.6	6,056.0
Selling and administrative expense	1,352.1	1,403.2	4,755.3	4,267.4
Goodwill impairment	199.3	—	199.3	—
Intangible and other asset impairment	202.0	—	202.0	—
Interest expense (income), net	3.0	(18.7)	(12.1)	(66.4)
Other (income) expense, net	(43.3)	(5.3)	(54.1)	0.4

Income before income taxes	235.4	668.7	1,470.2	1,854.6
Income tax (benefit) expense (Note 6)	(8.4)	204.9	324.9	461.7

Net income	$243.8	$463.8	$1,145.3	$1,392.9

Basic earnings per common share (Note 9)	$0.50	$0.94	$2.36	$2.80

Diluted earnings per common share (Note 9)	$0.50	$0.92	$2.33	$2.76

Dividends declared per common share	$0.25	$0.23	$0.73	$0.645

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended February 28 and 29,
	2009	2008
	(in millions)
Cash provided by operations:
Net income	$1,145.3	$1,392.9
Income charges (credits) not affecting cash:
Depreciation	246.6	224.0
Deferred income taxes	(270.3)	(104.1)
Stock-based compensation	127.0	115.6
Amortization and other	8.2	24.9
Impairment of goodwill, intangibles and other assets	401.3	—
Gain on divestiture	—	(28.6)
Changes in certain working capital components and other assets and liabilities:
Increase in accounts receivable	(373.8)	(133.8)
Increase in inventories	(182.5)	(183.9)
Increase in prepaid expenses and other assets	(55.0)	(30.1)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(384.4)	26.9

Cash provided by operations	662.4	1,303.8

Cash used by investing activities:
Purchases of investments	(1,748.9)	(1,248.8)
Maturities of investments	893.0	1,571.0
Sales of investments	790.4	4.0
Additions to property, plant and equipment	(335.3)	(292.3)
Proceeds from the sale of property, plant and equipment	14.6	0.8
Increase in other assets and liabilities, net	(42.4)	(10.1)
Settlement of net investment hedges	226.9	—
Acquisition of shares of Umbro Plc (Note 3)	—	(112.0)
Proceeds from divestiture (Note 13)	—	60.0

Cash used by investing activities	(201.7)	(27.4)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(5.1)	(29.5)
Increase in notes payable	171.8	90.6
Proceeds from exercise of stock options and other stock issuances	149.0	246.3
Excess tax benefits from share-based payment arrangements	22.0	37.0
Repurchase of common stock	(649.2)	(951.5)
Dividends on common stock	(345.6)	(299.5)

Cash used by financing activities	(657.1)	(906.6)

Effect of exchange rate changes on cash	(45.4)	15.9

Net (decrease) increase in cash and equivalents	(241.8)	385.7
Cash and equivalents, beginning of period	2,133.9	1,856.7

Cash and equivalents, end of period	$1,892.1	$2,242.4

Supplemental disclosure of cash flow information:
Dividends declared and not paid	$121.1	$113.3

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2008 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2009 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

On December 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No.133” (“FAS 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of FAS 161 did not have an impact on the Company's consolidated financial position or results of operations. For additional information, see Note 10 – Risk Management and Derivatives.

On June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP FAS 157-2”) and are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations. For additional information on the fair value of financial assets and liabilities, see Note 5 – Fair Value Measurements.

Also effective June 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

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

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FSP FAS 142-3.

NOTE 2 - Inventories:

Inventory balances of $2,466.6 million and $2,438.4 million at February 28, 2009 and May 31, 2008, respectively, were substantially all finished goods.

NOTE 3 - Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment:

Acquisition:

On March 3, 2008, the Company completed its acquisition of 100% of the outstanding shares of Umbro, a leading United Kingdom-based global soccer brand, for a purchase price of 290.5 million British pounds sterling in cash (approximately $576.4 million), inclusive of direct transaction costs. The acquisition of Umbro was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective preliminary estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill.

During the quarter ended February 28, 2009, the Company finalized the purchase-price accounting for Umbro and made revisions to preliminary estimates, including valuations of tangible and intangible assets and certain contingencies, as further evaluations were completed and information was received from third parties subsequent to the acquisition date. These revisions to preliminary estimates resulted in a $12.4 million decrease in the value of identified intangible assets, primarily Umbro’s sourcing network, and a $11.2 million increase in non-current liabilities, primarily related to liabilities assumed for certain contingencies and adjustments made to deferred taxes related to the fair value of assets acquired. These changes in assets acquired and liabilities assumed affect the amount of goodwill recorded.

Umbro Impairment:

In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” the Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or intangible assets with an indefinite life below its carrying value. As a result of a significant decline in global consumer demand and continued weakness in the macroeconomic environment, as well as decisions by Company management to adjust planned investment in the Umbro brand, the Company concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of Umbro’s goodwill and indefinite lived intangible assets as of February 1, 2009. Accordingly, the Company performed the first step of the goodwill impairment assessment for Umbro by comparing the estimated fair value of Umbro to its carrying amount, and determined there was a potential impairment of goodwill as the carrying amount exceeded the estimated fair value. Therefore, the Company performed the second step of the assessment which compared the implied fair value of Umbro’s goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of Umbro to all of its assets and liabilities, including both recognized and unrecognized intangibles, in the same manner as goodwill was determined in the original business combination.

The Company measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. The assessments of the Company have resulted in the recognition of impairment charges of $199.3 million and $181.3 million related to Umbro’s goodwill and trademark, respectively, in the three months ended February 28, 2009. A deferred tax benefit of $54.5 million was recognized as a result of the trademark impairment charge. In addition to the above impairment analysis, the Company determined an equity investment held by Umbro was impaired, and recognized a charge of $20.7 million related to the impairment of this investment. These charges are included in the Company’s “Other” category for segment reporting purposes.

The discounted cash flow analysis calculated the fair value of Umbro using management’s business plans and projections as the basis for expected cash flows for the next twelve years and a 3% residual growth rate thereafter. The Company used a weighted average discount rate of 14% in its analysis, which was derived primarily from published sources as well as our adjustment for increased market risk given current market conditions. Other significant estimates used in the discounted cash flow analysis include the rates of projected growth and profitability of Umbro’s business and working capital effects. The market valuation approach indicates the fair value of Umbro based on a comparison of Umbro to publicly traded companies in similar lines of business. Significant estimates in the market valuation approach include identifying similar companies with comparable business factors such as size, growth, profitability, mix of revenue generated from licensed and direct distribution and risk of return on investment.

As a result of continued adverse conditions in the markets in which Umbro operates, the Company will continue to monitor goodwill and long-lived intangible assets for possible future impairment. Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the adjusted carrying value of Umbro’s net assets by 12%.

Identified Intangible Assets and Goodwill:

The following table summarizes the Company’s goodwill balance as of February 28, 2009 and May 31, 2008. All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

Goodwill, May 31, 2008	$448.8
Purchase price adjustments	23.6
Impairment charge	(199.3)
Other(1)	(85.9)

Goodwill, February 28, 2009	$187.2

[1]	Other consists of foreign currency translation adjustments on Umbro goodwill.

The following table summarizes the Company’s identifiable intangible asset balances as of February 28, 2009 and May 31, 2008.

	February 28, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$54.3	$(17.1)	$37.2	$47.5	$(14.4)	$33.1
Trademarks	36.9	(9.2)	27.7	13.2	(7.8)	5.4
Other	36.8	(17.0)	19.8	65.2	(19.7)	45.5

Total	$128.0	$(43.3)	$84.7	$125.9	$(41.9)	$84.0

Unamortized intangible assets – Trademarks			$376.0			$659.1

Identifiable intangible assets, net			$460.7			$743.1

The effect of foreign exchange fluctuations for the nine month period ended February 28, 2009 reduced unamortized intangible assets by approximately $101.8 million, resulting from the strengthening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $2.6 million and $1.8 million for the three month periods ended February 28, 2009 and February 29, 2008, respectively, and $7.1 million and $6.8 million for the nine month periods ended February 28, 2009 and February 29, 2008, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2009 and each of the years ending May 31, 2010 through May 31, 2013 are as follows: 2009: $3.2 million; 2010: $12.8 million; 2011: $12.4 million; 2012: $11.7 million; 2013: $9.9 million.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	February 28, 2009	May 31, 2008
	(in millions)
Compensation and benefits, excluding taxes	$410.2	$538.0
Endorser compensation	182.8	203.5
Taxes other than income taxes	152.2	147.6
Dividends payable	121.1	112.9
Advertising and marketing	102.4	121.4
Import and logistics costs	75.8	78.8
Fair value of derivatives	28.9	173.3
Other[1]	357.3	386.4

Total accrued liabilities	$1,430.7	$1,761.9

[1]	Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at February 28, 2009 and May 31, 2008.

NOTE 5 - Fair Value Measurements:

Effective June 1, 2008, the Company adopted FAS 157, “Fair Value Measurements” for financial assets and liabilities. FAS 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). FAS 157 is applied under existing accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements.

The levels of hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

February 28, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives	$—	$811.2	$—	$811.2	Other current assets and other long-term assets
Available-for-sale securities	178.5	581.8	—	760.3	Cash equivalents
Available-for-sale securities	374.0	338.0	—	712.0	Short-term investments

Total assets	$552.5	$1,731.0	$—	$2,283.5

Liabilities
Derivatives	$—	$28.9	$—	$28.9	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$28.9	$—	$28.9

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the period ended February 28, 2009.

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

The Company had no material Level 3 measurements as of February 28, 2009.

NOTE 6 - Income Taxes:

The effective tax rate for the nine months ended February 28, 2009 was 22.1%, and was favorably impacted by a 3.8% benefit associated with the impairment of goodwill, intangible, and other assets of Umbro (see Note 3 – Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment), the resolution of audit items and the retroactive reinstatement of the research and development tax credit. The Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which was signed into law during the second quarter of fiscal 2009, reinstated the U.S. federal research and development tax credit retroactive to January 1, 2008. Also reflected in the effective tax rate is a reduction in our on-going effective tax rate resulting from our operations outside of the United States, as our tax rates on those operations are generally lower than the U.S. statutory rate.

As of February 28, 2009, the total gross unrecognized tax benefits, excluding related interest and penalties, were $286.7 million, $70.3 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2008 was $251.1 million, $60.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The liability for payment of interest and penalties increased $15.7 million during the nine months ended February 28, 2009. As of February 28, 2009, accrued interest and penalties related to uncertain tax positions were $88.9 million (excluding U.S. federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. While we believe we have adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than our accrued position. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2004. The Company is currently under audit by the Internal Revenue Service for the 2005, 2006, 2007 and 2008 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1997 and fiscal year 2002, respectively. It is reasonably possible that the Internal Revenue Service audit for the 2005 and 2006 tax years will be completed during the next twelve months, which could result in a decrease in our balance of unrecognized tax benefits. We do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of these or other audits within the next twelve months.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
	(in millions)
Net income	$243.8	$463.8	$1,145.3	$1,392.9
Other comprehensive income:
Changes in cumulative translation adjustment and other[1]	(110.0)	60.6	(853.9)	198.3
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives	95.6	3.3	634.4	(110.4)
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments	(76.2)	17.8	(30.4)	45.4
Changes due to net investment hedges:
Net gain (loss) on hedge derivatives[1]	29.1	(33.7)	189.8	(33.7)

Other comprehensive income:	(61.5)	48.0	(60.1)	99.6

Total comprehensive income	$182.3	$511.8	$1,085.2	$1,492.5

[1]	Certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported total comprehensive income.

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
	(in millions)
Stock Options[1]	$18.6	$21.8	$110.4	$105.0
ESPPs	3.2	1.8	10.8	5.6
Restricted Stock	1.9	1.7	5.8	5.0

Total stock-based compensation expense	$23.7	$25.3	$127.0	$115.6

[1]

In accordance with FAS 123R, accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $0.3 million and $0.7 million for the three months ended February 28, 2009 and February 29, 2008, respectively, and $55.9 million and $39.9 million for the nine months ended February 28, 2009 and February 29, 2008, respectively.

As of February 28, 2009, the Company had $100.1 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.2 years.

The weighted average fair value per share of the options granted during the nine months ended February 28, 2009 and February 29, 2008 as computed using the Black-Scholes pricing model was $17.13 and $13.86, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 28 and 29,
	2009	2008
Dividend yield	1.5%	1.4%
Expected volatility	32.5%	20.5%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	3.4%	4.8%

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

NOTE 9 - Earnings Per Common Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 13.8 million and 6.8 million shares of common stock were outstanding for the three and nine months ended February 28, 2009 and February 29, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	484.0	493.9	485.0	497.0
Assumed conversion of dilutive stock options and awards	4.1	8.6	6.2	8.4

Diluted weighted average common shares outstanding	488.1	502.5	491.2	505.4

Basic earnings per common share	$0.50	$0.94	$2.36	$2.80
Diluted earnings per common share	$0.50	$0.92	$2.33	$2.76

NOTE 10 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under FAS 133. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in other (income) expense, net, on the income statement together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of February 28, 2009 are designated as either cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 28, 2009 was $7.8 billion, which is primarily comprised of cash flow hedges denominated in euros, British pounds and Japanese yen.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of February 28, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$506.1	Accrued liabilities	$6.9
Interest rate swap contracts	Prepaid expenses and other current assets	0.2	Accrued liabilities	—
Foreign exchange forwards and options	Deferred income taxes and other assets	246.3	Deferred income taxes and other liabilities	0.2
Interest rate swap contracts	Deferred income taxes and other assets	16.7	Deferred income taxes and other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		769.3		7.1

Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$33.5	Accrued liabilities	$21.8
Foreign exchange forwards and options	Deferred income taxes and other assets	8.4	Deferred income taxes and other liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		41.9		21.8

Total derivatives		$811.2		$28.9

The following tables present the amounts affecting the consolidated statement of income for the three and nine month periods ended February 28, 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹
Derivatives designated under FAS 133	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$51.6	$110.7	Revenue	$26.0	$57.0
Foreign exchange forwards and options	44.3	495.1	Cost of sales	26.4	(58.2)
Foreign exchange forwards and options	(0.1)	0.8	Selling and administrative expense	0.1	(0.3)
Foreign exchange forwards and options	38.9	258.0	Other income (expense)	49.7	45.0

Total designated cash flow hedges	$134.7	$864.6		$102.2	$43.5
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$21.1	$269.9	Other income (expense)	$—	$—

¹	For the three and nine month periods ended February 28, 2009, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

	Amount of Gain (Loss) recognized in Income on Derivatives
	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
Derivatives designated as fair value hedges:
Interest rate swaps[1]	$—	$0.7	Interest income (expense)
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	$7.9	$(43.4)	Other income (expense)

[1]

Substantially all interest rate swap agreements meet the shortcut method requirements under FAS 133; accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued in accordance with FAS No. 157 and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three and nine-month periods ended February 28, 2009.

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

As of February 28, 2009, $256.9 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2009, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 26 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the three and nine month periods ended February 28, 2009, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three and nine month periods ended February 28, 2009.

In fiscal 2003, the Company entered into an interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. The Japanese subsidiary pays variable interest on the intercompany loan based on 3-month LIBOR plus a spread. This interest rate swap is not accounted for as a fair value hedge and expired during fiscal 2009. Accordingly, changes in the fair value of the swap were recorded to net income each period through maturity as a component of interest expense (income), net.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine month periods ended February 28, 2009.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be immaterial.

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of February 28, 2009, the Company was in compliance with all such credit risk related contingent features. There were no derivative instruments with credit risk related contingent features that are in a net liability position at February 28, 2009.

NOTE 11 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf and NIKE Bauer Hockey. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The “Other” category shown below primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in the three and nine month periods ended February 28, 2009 and Cole Haan, Converse Inc., Exeter Brands Group LLC (whose primary business was the Starter brand business, which was sold on December 17, 2007), Hurley International LLC, NIKE Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf in the three and nine month periods ended February 29, 2008. Activities represented in the “Other” category are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.”

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

Certain prior year amounts have been reclassified to conform to fiscal 2009 presentation.

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
	2009	2008	2009	2008
	(in millions)
Net Revenue
U.S.	$1,610.4	$1,564.1	$4,905.7	$4,739.1
EUROPE, MIDDLE EAST, AFRICA	1,185.9	1,386.4	4,270.8	4,095.3
ASIA PACIFIC	806.9	749.3	2,488.9	2,058.6
AMERICAS	245.4	257.2	985.7	856.1
OTHER	592.2	587.4	1,812.0	1,789.9

	$4,440.8	$4,544.4	$14,463.1	$13,539.0

Pre-tax Income
U.S.	$357.0	$349.2	$962.2	$1,005.4
EUROPE, MIDDLE EAST, AFRICA	276.9	337.2	995.8	949.5
ASIA PACIFIC	213.7	191.7	615.2	525.7
AMERICAS	41.1	52.4	203.3	180.6
OTHER	(344.1)	106.1	(237.3)	272.1
CORPORATE	(309.2)	(367.9)	(1,069.0)	(1,078.7)

	$235.4	$668.7	$1,470.2	$1,854.6

	February 28, 2009	May 31, 2008
	(in millions)
Accounts receivable, net
U.S.	$980.4	$823.9
EUROPE, MIDDLE EAST, AFRICA	778.9	843.0
ASIA PACIFIC	466.3	406.1
AMERICAS	214.2	246.0
OTHER	410.9	424.0
CORPORATE	41.7	52.3

	$2,892.4	$2,795.3

Inventories
U.S.	$842.7	$834.0
EUROPE, MIDDLE EAST, AFRICA	595.3	705.7
ASIA PACIFIC	332.0	280.9
AMERICAS	195.3	181.1
OTHER	473.7	396.6
CORPORATE	27.6	40.1

	$2,466.6	$2,438.4

Property, plant and equipment, net
U.S.	$358.9	$318.4
EUROPE, MIDDLE EAST, AFRICA	309.3	370.5
ASIA PACIFIC	394.5	375.6
AMERICAS	15.7	20.4
OTHER	151.7	126.9
CORPORATE	663.8	679.3

	$1,893.9	$1,891.1

NOTE 12 - Commitments and Contingencies:

At February 28, 2009, the Company had letters of credit outstanding totaling $139.3 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NOTE 13 - Divestitures:

On December 17, 2007, the Company completed the sale of the Starter brand business to Iconix Brand Group, Inc. for $60.0 million in cash. This transaction resulted in a gain of $28.6 million during the year ended May 31, 2008.

On April 17, 2008, the Company completed the sale of NIKE Bauer Hockey for $189.2 million in cash to a group of private investors (“the Buyer”). The sale resulted in a net gain of $32.0 million recorded during the year ended May 31, 2008. This gain included the recognition of a $46.3 million cumulative foreign currency translation adjustment previously included in accumulated other comprehensive income. As part of the terms of the sale agreement, the Company granted the Buyer a royalty free limited license for the use of certain NIKE trademarks for a transitional period of approximately two years. The Company deferred $41.0 million of the sale proceeds related to this license agreement, to be recognized over the license period.

Note 14 - Restructuring Activities:

During the third quarter of fiscal 2009, the Company announced a plan to restructure the organization. As part of this plan, the Company intends to streamline its management structure and eliminate operational redundancies to enhance consumer focus, drive innovation more quickly to market, and establish a more scalable cost structure. As a result of these actions, on March 16, 2009, the Company announced that it expects to reduce its global workforce by up to four percent and incur gross restructuring charges of between $175 million and $225 million, primarily consisting of cash charges related to severance costs. The Company expects to recognize most of these charges during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010. As of February 28, 2009, no restructuring charges have yet been incurred.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the third quarter of fiscal 2009, our revenues declined 2% to $4.4 billion, net income decreased 47% to $243.8 million and we delivered diluted earnings per share of $0.50, a 46% decrease compared to the third quarter of fiscal 2008. Net income for the third quarter of fiscal 2009 includes a $240.7 million after-tax non-cash charge related to the impairment of goodwill, intangible and other assets of Umbro, which decreased diluted earnings per share by $0.49. Excluding these impairment charges, net income would have increased 4% to $484.5 million and diluted earnings per share would have increased 8% to $0.99 compared to the third quarter of fiscal 2008.

As discussed above, in the third quarter of fiscal 2009 we recorded $401.3 million of pre-tax non-cash impairment charges to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Although we expect Umbro’s financial performance for fiscal 2009 to be slightly better than previous guidance, projected future cash flows have fallen below the levels we expected at the time of acquisition. This erosion is a result of both the unprecedented decline in global consumer markets, particularly in the United Kingdom, and our decision to adjust the level of investment in the Umbro business.

Excluding the impairment charges, income before income taxes decreased 5% for the third quarter as a result of declines in revenues and gross margins, partially offset by a decrease in selling and administrative expenses driven primarily by our actions to reduce and refocus both demand creation and operating overhead spending.

Excluding the impairment charges, net income and diluted earnings per share for the third quarter of fiscal 2009 were positively affected by a year-over-year decrease in our effective tax rate from 30.6% to 23.9%. The effective tax rate for the third quarter of fiscal 2009 reflects a reduction in the ongoing effective tax rate on operations outside of the U.S. and the impact of the resolution of audit items during the third quarter of fiscal 2009.

The deteriorating macroeconomic environment has caused significant volatility in global financial markets and has continued to put significant pressure on discretionary consumer spending worldwide. While we believe that the Company is well positioned from a business and financial perspective, we are not immune to global economic conditions. In the future, these conditions could affect our business in a number of direct and indirect ways, including lower revenues from slowing consumer/customer demand for our products, reduced profit margins and/or increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers.

We are taking steps we believe prudent and necessary to identify and manage potential exposures over the short and long term. Steps taken to date include reductions in planned selling and administrative expenses, including the implementation of a hiring freeze and reductions in planned spending for travel, meetings and demand creation, as well as tighter inventory purchasing and working capital management, and an increased focus on monitoring the financial health of suppliers and customers. We are also in the process of executing a restructuring plan which is intended to streamline our management structure to enhance consumer focus, drive innovation more quickly to market and establish a more scalable cost structure. As a result of these actions, we expect to incur gross restructuring charges of between $175 million and $225 million, consisting primarily of cash charges related to severance costs. We anticipate the majority of these charges will be incurred in the fourth quarter of this fiscal year and the first quarter of fiscal 2010. We are also taking proactive measures to consolidate production with our strongest, most efficient and most innovative manufacturing contractors to ensure we are maintaining a healthy manufacturing base for the present and the future. These capacity consolidation actions could result in additional costs associated with production and logistics as well as supply chain disruptions as we transition production between manufacturing contractors. Notwithstanding these efforts, our future performance is subject to the inherent uncertainty presented by the evolving macroeconomic conditions and our continued actions to respond to these conditions.

Results of Operations

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions, except per share data)
Revenues	$4,440.8	$4,544.4	-2%	$14,463.1	$13,539.0	7%
Cost of sales	2,492.3	2,496.5	0%	7,902.5	7,483.0	6%
Gross margin	1,948.5	2,047.9	-5%	6,560.6	6,056.0	8%
Gross margin %	43.9%	45.1%		45.4%	44.7%
Selling and administrative	1,352.1	1,403.2	-4%	4,755.3	4,267.4	11%
% of revenue	30.4%	30.9%		32.9%	31.5%
Goodwill impairment	199.3	—	—	199.3	—	—
Intangible and other asset impairment	202.0	—	—	202.0	—	—
Income before income taxes	235.4	668.7	-65%	1,470.2	1,854.6	-21%
Net income	243.8	463.8	-47%	1,145.3	1,392.9	-18%
Diluted earnings per share	0.50	0.92	-46%	2.33	2.76	-16%

Reconciliation of Net Income and Diluted Earnings Per Share Excluding Non Comparable Items[1]

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions, except per share data)
Net income, as reported	$243.8	$463.8	-47%	$1,145.3	$1,392.9	-18%
Add/(Subtract):
Umbro impairment of goodwill, intangible and other assets, net of tax[2]	240.7	—		240.7	—

Net income, excluding non comparable items	$484.5	$463.8	4%	$1,386.0	$1,392.9	0%

Diluted earnings per share, as reported	$0.50	$0.92	-46%	$2.33	$2.76	-16%
Add/(Subtract):
Umbro impairment of goodwill, intangible and other assets, net of tax[2]	0.49	—		0.49	—

Diluted earnings per share, excluding non comparable items	$0.99	$0.92	8%	$2.82	$2.76	2%

Diluted weighted average common shares outstanding	488.1	502.5		491.2	505.4

Effective tax rate, as reported	-3.6%	30.6%	-3,420 bps	22.1%	24.9%	-280 bps
Add:
Tax rate benefit from Umbro impairment of goodwill, intangible and other assets[2]	27.5%	—		3.8%	—

Effective tax rate, excluding non comparable items	23.9%	30.6%	-670 bps	25.9%	24.9%	100 bps

[1]

This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G and Item 10(e) of Regulation S-K of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding these non comparable items for the three and nine-month periods ended February 28, 2009 and February 29, 2008.

[2]	The Company recorded a non-cash impairment charge during the third quarter of fiscal 2009 to reduce the carrying value of Umbro’s goodwill, indefinite-lived trademark and other assets.

Consolidated Operating Results

Revenues

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues	$4,440.8	$4,544.4	-2%	$14,463.1	$13,539.0	7%

Changes in foreign currency exchange rates decreased revenues by 4 percentage points for the third quarter and increased revenues by 1 percentage point for the first nine months of fiscal 2009. Excluding the effects of changes in currency exchange rates, nearly all of our NIKE Brand regions and, in total, our businesses classified as “Other” delivered revenue growth in the third quarter with the exception of our Europe, Middle East and Africa (“EMEA”) Region. The NIKE Brand footwear business grew for the quarter, while revenues for the NIKE Brand apparel and equipment businesses declined. On a constant-currency basis, all three product groups and all four geographic regions for the NIKE Brand delivered revenue growth in the year-to-date period. Our international regions contributed 1 and 4 percentage points of the consolidated revenue growth in the third quarter and year-to-date periods, respectively. Revenue in the U.S. Region increased consolidated revenue growth by 1 percentage point in both the third quarter and the year-to-date period. Other businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. in fiscal 2009 and Cole Haan, Converse Inc., Exeter Brands Group LLC (consisting primarily of the Starter brand business which was sold on December 17, 2007), Hurley International LLC, NIKE Bauer Hockey Corp. (which was sold on April 17, 2008) and NIKE Golf in fiscal 2008.

By product group, our NIKE Brand footwear business reported revenue growth of 1% and contributed $28 million of incremental revenue for the third quarter of fiscal 2009. Our NIKE Brand apparel and equipment businesses declined 9% and 12%, respectively, during the third quarter of fiscal 2009, and decreased revenues by $136 million. For the first nine months of fiscal 2009, our NIKE Brand footwear business grew 9% and contributed $655 million of incremental revenue, while our NIKE Brand apparel and equipment businesses grew 6% and 2%, respectively, and combined added $247 million of incremental revenue.

Gross Margin

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Gross margin	$1,948.5	$2,047.9	-5%	$6,560.6	$6,056.0	8%

Gross margin %	43.9%	45.1%	-120 bps	45.4%	44.7%	70 bps

For the third quarter of fiscal 2009, the primary factors contributing to the decrease in gross margins versus the prior year period were higher product costs; increased discounts, primarily on apparel, increased inventory obsolescence reserves, and higher warehousing costs, primarily in the U.S. and EMEA Region, partially offset by improved year-on-year hedge rates, most notably in the EMEA Region. For the year-to-date period, the increase in gross margins was primarily the result of improved year-on-year hedge rates, primarily in the EMEA Region, partially offset by higher warehousing costs in the U.S., increased discounts and higher inventory obsolescence reserves.

Selling and Administrative Expense

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Operating overhead expense	$868.8	$894.9	-3%	$2,871.0	$2,648.8	8%
Demand creation expense[1]	483.3	508.3	-5%	1,884.3	1,618.6	16%

Selling and administrative expense	$1,352.1	$1,403.2	-4%	$4,755.3	$4,267.4	11%

% of revenues	30.4%	30.9%	-50 bps	32.9%	31.5%	140 bps

[1]	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Changes in foreign currency exchange rates decreased selling and administrative expenses 5 percentage points in the third quarter and had a minimal effect on selling and administrative expenses for the first nine months of fiscal 2009.

Excluding changes in exchange rates, operating overhead increased 1% and 8% during the third quarter and first nine months of fiscal 2009, respectively, versus the comparable prior year periods. Operating overhead increased at a slower rate than revenue in the third quarter of fiscal 2009 as the result of the steps taken to reduce spending for travel and meetings across all regions and the implementation of a hiring freeze. The increase in operating overhead for the first nine months of fiscal 2009 was primarily attributable to investments in growth drivers such as NIKE-owned retail in the U.S., EMEA and Asia Pacific regions, infrastructure for emerging markets in the EMEA and Asia Pacific regions and non-NIKE Brand businesses, as well as normal wage inflation, which more than offset the steps taken to reduce operating overhead spending.

On a constant-currency basis, demand creation expense increased 1% and 15% during the third quarter and first nine months of fiscal 2009, respectively, compared to the same periods in the prior year. Demand creation spending grew at a slower rate than revenue in the third quarter of fiscal 2009 as a result of actions taken to reduce spending across nearly all demand creation related activities, most notably traditional media and print advertising. The increase in the first nine months of fiscal 2009 was primarily attributable to strategic investments in demand creation, including first quarter spending around the 2008 Olympics in Beijing and the European Football Championships, and increased investments in athlete and team endorsements across all regions.

For the fourth quarter of fiscal 2009, we will continue to take steps to reduce selling and administrative spending levels while shifting resources to fund initiatives that are critical to the achievement of our long-term growth goals. We expect our selling and administrative expenses will decline by a double digit percentage in the fourth quarter of 2009 as compared to the same period in the prior year, reflecting both lower demand creation and operating overhead spending and comparison to a high level of demand creation investment around the 2008 Olympics in Beijing and the European Football Championships in the fourth quarter of fiscal 2008. Our future selling and administrative expense levels may vary from our current expectations due to changes in the rapidly evolving macroeconomic environment and our reaction to those changes.

Goodwill Intangible and Other Asset Impairment

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Goodwill impairment	$199.3	$—	—	$199.3	$—	—
Intangible and other asset impairment	$202.0	$—	—	$202.0	$—	—

In the third quarter of fiscal 2009, we recorded a $401.3 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Although we expect Umbro’s financial performance for fiscal 2009 to be slightly better than previous guidance, projected future cash flows have fallen below the levels we expected at the time of acquisition. This erosion is a result of both the unprecedented decline in global consumer markets, particularly in the United Kingdom, and our decision to adjust the level of investment in the business.

We measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. Our assessments have resulted in the recognition of impairment charges of $199.3 million and $181.3 million related to Umbro’s goodwill and trademark, respectively, in the three months ended February 28, 2009. In addition to the impairment analysis, we determined an equity investment held by Umbro was impaired, and recognized a charge of $20.7 million related to the impairment of this investment. These charges are included in our “Other” category for segment reporting purposes.

For additional information about our impairment charges, see Note 3 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the notes to the unaudited condensed consolidated financial statements.

As a result of continued adverse conditions in the markets in which Umbro operates, the Company will continue to monitor goodwill and long-lived intangible assets for possible future impairment.

Other (Income) Expense, net

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Other (income) expense, net	$(43.3)	$(5.3)	717%	$(54.1)	$0.4	13625%

Other (income) expense, net is comprised primarily of gains and losses associated with the conversion of non-functional currency receivables and payables, the re-measurement of foreign currency derivative instruments, disposals of fixed assets, as well as other unusual or non-recurring transactions that are outside the normal course of business. For both the third quarter and first nine months of fiscal 2009, other (income) expense, net was primarily comprised of foreign currency hedge gains and losses and recognition of the deferred gain on the sale of the NIKE Bauer Hockey business. For both the third quarter and first nine months of fiscal 2008, other (income) expense, net was primarily comprised of recognition of a $28.6 million gain on the sale of the Starter brand business and foreign currency hedge gains and losses.

Foreign currency hedge gains and losses reported in other (income) expense, net are reflected in the Corporate line in our segment presentation of pre-tax income in Note 11- Operating Segments in the notes to the unaudited condensed consolidated financial statements.

For the third quarter of fiscal 2009, we estimate that the combination of foreign currency hedge gains and losses in other (income) expense, net and the unfavorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $25 million. For the year-to-date period of fiscal 2009, we estimate that the combination of foreign currency hedge gains and losses in other (income) expense, net and the favorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $120 million.

Income Taxes

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Effective tax rate	-3.6%	30.6%	-3,420 bps	22.1%	24.9%	-280 bps

Our effective tax rate for the third quarter was negative 3.6%, which was primarily driven by the tax benefit related to the impairment charges recorded for the impairment of Umbro’s goodwill, intangible and other assets. Excluding the tax benefit related to these impairment charges, our fiscal 2009 effective tax rate would have been 23.9%, which was 6.7 percentage points lower than the prior year period, due primarily to a reduction in the ongoing effective tax rate on operations outside of the U.S. and the impact of the resolution of audit items during the third quarter of fiscal 2009. We estimate that our effective tax rate for the fourth quarter of fiscal year 2009 will be approximately 29%.

The effective tax rate for the first nine months of fiscal 2009 was 2.8 percentage points lower than the effective tax rate for the comparable period in fiscal 2008 due primarily to the tax benefit related to the impairment of goodwill, intangible, and other assets of Umbro, the resolution of audit items and the retroactive reinstatement of the research and development tax credit. Reflected in the effective tax rate for the first nine months of fiscal 2008 was a one-time tax benefit of $105.4 million. In the years prior to fiscal 2008, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took the steps necessary to realize these benefits, resulting in a one-time tax benefit.

Futures Orders

Worldwide futures and advance orders for NIKE Brand footwear and apparel, scheduled for delivery from March 2009 through July 2009, were 10% lower than such orders reported for the comparable period of fiscal 2008. The change in futures is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 8 percentage points to the futures decline versus the same period in the prior year. Excluding this currency impact, unit sales volume decreases for apparel in the U.S. and EMEA regions and footwear in the EMEA Region were the primary driver of the decrease in overall futures and advance orders.

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

Operating Segments

The breakdown of revenues is as follows:

	Three Months Ended			Nine Months Ended
	February 28 and 29,			February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
U.S. Region	$1,610.4	$1,564.1	3%	$4,905.7	$4,739.1	4%
EMEA Region	1,185.9	1,386.4	-14%	4,270.8	4,095.3	4%
Asia Pacific Region	806.9	749.3	8%	2,488.9	2,058.6	21%
Americas Region	245.4	257.2	-5%	985.7	856.1	15%

Total NIKE Brand Revenues	3,848.6	3,957.0	-3%	12,651.1	11,749.1	8%
Other	592.2	587.4	1%	1,812.0	1,789.9	1%

Total NIKE, Inc. Revenues	$4,440.8	$4,544.4	-2%	$14,463.1	$13,539.0	7%

The breakdown of income before income taxes (“pre-tax income”) is as follows:

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
U.S. Region	$357.0	$349.2	2%	$962.2	$1,005.4	-4%
EMEA Region	276.9	337.2	-18%	995.8	949.5	5%
Asia Pacific Region	213.7	191.7	11%	615.2	525.7	17%
Americas Region	41.1	52.4	-22%	203.3	180.6	13%
Other	(344.1)	106.1	-424%	(237.3)	272.1	-187%
Corporate	(309.2)	(367.9)	16%	(1,069.0)	(1,078.7)	1%

Total pre-tax income	$235.4	$668.7	-65%	$1,470.2	$1,854.6	-21%

The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 11 — Operating Segments in the notes to the unaudited condensed consolidated financial statements, certain corporate costs are not included in pre-tax income of our operating segments.

U.S. Region

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues
Footwear	$1,165.6	$1,080.0	8%	$3,378.9	$3,183.2	6%
Apparel	370.4	407.8	-9%	1,284.6	1,297.2	-1%
Equipment	74.4	76.3	-2%	242.2	258.7	-6%

Total revenues	$1,610.4	$1,564.1	3%	$4,905.7	$4,739.1	4%

Pre-tax income	$357.0	$349.2	2%	$962.2	$1,005.4	-4%

For the third quarter and the first nine months of fiscal 2009, the increase in U.S. footwear revenue was primarily attributable to low-single digit percentage growth in average selling price per pair as well as an increase in unit sales compared to the same periods in the prior year. The increase in average selling price per pair was attributable to strategic price increases, increased sales mix of higher priced Brand Jordan and NIKE Brand sportswear products, and improved pricing on close-out products. The growth in unit sales was driven by higher demand for our Brand Jordan and kids products.

The decline in U.S. apparel revenue for the third quarter of fiscal 2009 as compared to the same period in the prior year was primarily driven by a decrease in unit sales, reflecting a more challenging retail environment. For the first nine months of fiscal 2009, the year-over-year decrease in revenue was mainly due to a slight decrease in the average selling price per unit attributable to a higher mix of close-out sales.

The increase in pre-tax income in the third quarter of fiscal 2009 was driven by higher revenues, partially offset by lower gross margins, most notably for apparel. Pre-tax income for the U.S. Region declined in the first nine months of fiscal 2009, as higher revenues were more than offset by lower gross margins, principally for apparel, and higher operating overhead expenses, due largely to the expansion of NIKE-owned retail. In addition to these factors, profitability for the first nine months of fiscal 2009 also reflected higher demand creation spending due in part to changes in the timing of marketing campaigns versus the prior year.

EMEA Region

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues
Footwear	$693.8	$784.8	-12%	$2,364.5	$2,223.4	6%
Apparel	415.0	499.5	-17%	1,586.3	1,552.4	2%
Equipment	77.1	102.1	-24%	320.0	319.5	0%

Total revenues	$1,185.9	$1,386.4	-14%	$4,270.8	$4,095.3	4%

Pre-tax income	$276.9	$337.2	-18%	$995.8	$949.5	5%

For the EMEA Region, changes in currency exchange rates contributed 10 percentage points to the decrease in revenue in the third quarter of fiscal 2009 and contributed 2 percentage points of revenue growth for the first nine months of fiscal 2009. Excluding changes in currency exchange rates, most markets within the region experienced lower revenues during the third quarter of fiscal 2009, reflecting a more difficult retail environment in these markets. The U.K. declined 10% for the third quarter and was flat for the year-to-date period while the emerging markets in the region declined 2% for the third quarter and grew 18% for the year-to-date period, mainly driven by stronger sales in Russia, South Africa and Turkey.

Excluding changes in exchange rates, footwear revenues decreased 1% during the third quarter and increased 4% during the first nine months of fiscal 2009 compared to the same periods in the prior year. The decrease in footwear revenue in the third quarter was attributable to a slight decrease in unit sales. The increase in footwear revenue for the first nine months of fiscal 2009 was the result of mid single-digit percentage growth in unit sales, partially offset by a slight decrease in average selling price per pair. The increase in unit sales for the first nine months of 2009 was primarily driven by higher demand for our NIKE Brand sportswear and kids products. The slight decrease in average selling price for both the third quarter and first nine months of fiscal 2009 resulted from a shift in product mix from higher priced to lower priced models, most notably within kids products.

Excluding changes in exchange rates, apparel revenues decreased 7% and 1% for the third quarter and first nine months of fiscal 2009 compared to the same periods in the prior year, driven by lower average selling prices resulting from a higher mix of close-out sales which more than offset the increase in unit sales.

In the third quarter of fiscal 2009, pre-tax income for EMEA declined at a faster rate than revenue, as unfavorable foreign currency translation more than offset slightly higher gross margins, and selling and administrative expenses declined at a slightly slower rate than revenue. In the first nine months of fiscal 2009, pre-tax income for EMEA grew at a faster rate than revenue, as favorable foreign currency translation and higher gross margins, primarily due to the improvement in year-over-year hedge rates, more than offset higher selling and administrative expenses.

Asia Pacific Region

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues
Footwear	$451.1	$411.3	10%	$1,305.2	$1,077.5	21%
Apparel	290.0	272.6	6%	979.6	802.3	22%
Equipment	65.8	65.4	1%	204.1	178.8	14%

Total revenues	$806.9	$749.3	8%	$2,488.9	$2,058.6	21%

Pre-tax income	$213.7	$191.7	11%	$615.2	$525.7	17%

In the Asia Pacific Region, changes in currency exchange rates contributed 1 and 5 percentage points of revenue growth for the third quarter and first nine months of fiscal 2009, respectively. Excluding changes in currency exchange rates, most countries within the region reported revenue growth for both the quarter and year-to-date period. China continues to be the primary driver of growth, as revenues increased 10% and 29% on a currency-neutral basis for the third quarter and first nine months of fiscal 2009, respectively. The revenue growth in China was primarily due to expansion in both the number of stores selling NIKE products and sales through existing retail stores. On a currency neutral basis, revenue in Japan was down 2% for the third quarter and up 2% for the year-to-date period versus the same periods in the prior year.

Footwear and apparel revenue growth for both the third quarter and first nine months of fiscal 2009 were driven largely by increased unit sales, most notably in China. The growth in unit sales was partially offset by mid-single digit reductions in average selling prices in the first nine months of fiscal 2009 resulting primarily from increased discounts on in-line products.

The increase in Asia Pacific pre-tax income during the third quarter of fiscal 2009 was the result of revenue growth and lower demand creation expenses, which more than offset a decrease in gross margins resulting primarily from increased discounts. The increase in Asia Pacific pre-tax income during the first nine months of fiscal 2009 was the result of revenue growth, expanding gross margins and favorable foreign currency translation, which more than offset higher selling and administrative expenses.

Americas Region

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues
Footwear	$171.3	$177.9	-4%	$681.2	$590.6	15%
Apparel	54.3	55.0	-1%	221.9	186.5	19%
Equipment	19.8	24.3	-19%	82.6	79.0	5%

Total revenues	$245.4	$257.2	-5%	$985.7	$856.1	15%

Pre-tax income	$41.1	$52.4	-22%	$203.3	$180.6	13%

In the Americas Region, changes in currency exchange rates negatively impacted revenue growth by approximately 20 and 4 percentage points in the third quarter and first nine months of fiscal 2009, respectively. Excluding the changes in foreign currency exchange rates, all markets in the region reported revenue growth in both the third quarter and year-to-date period, led by Brazil, Argentina and Mexico.

Pre-tax income declined at a faster rate than revenue in the third quarter of fiscal 2009 primarily as a result of unfavorable foreign currency translation and an increase in selling and administrative expense primarily due to the timing of demand creation spending. The increase in pre-tax income in the first nine months of fiscal 2009 was primarily the result of higher revenues and selling and administrative expense leverage.

Other Businesses

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
			%			%
	2009	2008	Change	2009	2008	Change
	(dollars in millions)
Revenues	$592.2	$587.4	1%	$1,812.0	$1,789.9	1%

Pre-tax income	$(344.1)	$106.1	-424%	$(237.3)	$272.1	-187%

For the first nine months of fiscal 2009, our Other businesses were primarily comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro (which was acquired on March 3, 2008). For the first nine months of fiscal 2008, our Other businesses were primarily comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (which was sold on April 17, 2008) and NIKE Golf.

The slight increase in Other business revenues for the third quarter of fiscal 2009 was primarily attributable to revenue growth at Converse and the addition of Umbro, which more than offset revenue decreases for NIKE Golf and Cole Haan and the loss of revenue from NIKE Bauer Hockey. For the year-to-date period, revenue growth at Converse and Hurley and the addition of Umbro more than offset the decrease in revenue for NIKE Golf and the loss of revenue from NIKE Bauer Hockey and the Starter brand businesses.

Pre-tax income for Other businesses declined for both the third quarter and first nine months of fiscal 2009 primarily as a result of a $401.3 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Pre-tax operating results for NIKE Golf and Cole Haan also declined as these businesses were negatively impacted by reductions in consumer discretionary spending in their respective markets.

For additional information about our impairment charges, see Note 3 - Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the notes to the unaudited condensed consolidated financial statements.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $662.4 million for the first nine months of fiscal 2009, compared to $1,303.8 million for the first nine months of fiscal 2008. Our primary source of operating cash flow for the first nine months of fiscal 2009 was net income of $1,145.3 million offset by investments in working capital. Our investments in working capital increased during the first nine months of fiscal 2009 as compared to the same period in the prior year primarily due to lower accounts payable and accrued liabilities as a result of reduced inventory purchases and selling and administrative expenses. The increase in cash used for working capital is also attributable to higher accounts receivable as a result of a longer collection cycle.

Cash used by investing activities was $201.7 and $27.4 million for the first nine months of fiscal 2009 and fiscal 2008, respectively. The year-over-year change was primarily due to a net purchase of short-term investments of $65.5 million (purchases net of sales and maturities) in the first nine months of fiscal 2009, compared to net sales and maturities of $326.2 million in short-term investments during the first nine months of fiscal 2008, partially offset by an increase from the proceeds of net investment hedge settlements. During the second half of fiscal 2008, we began to use net investment hedges to mitigate the risk of variability in foreign-currency-denominated net investments held by wholly-owned foreign operations. The first settlement of net investment hedges occurred in the fourth quarter of fiscal 2008.

Cash used in financing activities was $657.1 million for the first nine months of fiscal 2009, compared to $906.6 million used in the first nine months of fiscal 2008. The decrease in the first nine months of fiscal 2009 was primarily due to a decrease in share repurchases in order to preserve liquidity given the current financial market conditions.

In the first nine months of fiscal 2009, we purchased 10.6 million shares of NIKE’s Class B common stock for $639.0 million. As of February 28, 2009, we have now repurchased 49.2 million shares for $2.7 billion under the $3 billion program approved by our Board of Directors in June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the third quarter of fiscal 2009 were $0.25, compared to $0.23 in the third quarter of fiscal 2008.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K as of May 31, 2008 except as follows:

The total liability for uncertain tax positions was $286.7 million, excluding related interest and penalties, at February 28, 2009. It is reasonably possible that the Internal Revenue Service audit for the 2005 and 2006 tax years will be completed during the next twelve months, however, we are unable to make a reliable estimate of the eventual cash flows that may be required to settle these matters. In addition, we are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission for $760 million. As of February 28, 2009 no borrowings had been issued under this shelf registration.

We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012. As of February 28, 2009, no amounts were outstanding under this facility.

Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

Liquidity is also provided by our $1 billion commercial paper program. As of February 28, 2009, $175 million was outstanding under our commercial paper program at a weighted average interest rate of 0.33%. No amount was outstanding under the program at May 31, 2008.

We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.

During the third quarter, one of the Company’s Japanese subsidiaries entered into 4.1 billion yen (approximately $41.6 million) in additional short-term loans to meet general operating needs. As of February 28, 2009, 5.3 billion yen (approximately $53.8 million) in short-term loans remained outstanding. The interest rates on the loans are based on the prevailing Tokyo Interbank Offer Rate of our election plus a spread, resulting in a weighted average all-in rate of 0.65% at February 28, 2009.

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

Recently Adopted Accounting Standards:

On December 1, 2008, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“FAS 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of FAS 161 did not have an impact on the Company's consolidated financial position or results of operations. For additional information see, Note 10—Risk Management and Derivatives in the notes to the unaudited condensed consolidated financial statements.

On June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) and are effective for the fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions for non-financial assets and liabilities. The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company's consolidated financial position or results of operations. See Note 5 – Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for further discussion.

Also effective June 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of February 28, 2009, the company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on our consolidated financial statements.

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

        In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for fiscal year beginning June 1, 2009. The Company is currently evaluating the impact of the provisions of FSP FAS 142-3.

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

We use Value-at-Risk (“VaR”) to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. While the total notional value of our foreign currency derivative instruments has declined since May 31, 2008, foreign currency volatilities have increased significantly and have resulted in an increased estimated maximum one-day loss in fair value of $61.8 million as of February 28, 2009 as compared to $34.9 million as of May 31, 2008. This hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.

Other than the changes noted above, there have been no material changes from the information previously reported in Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2009.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item IA, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 and Part II, Item IA, of our Quarterly Report on Form 10-Q for the fiscal quarter end November 30, 2008.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc.
an Oregon Corporation

/s/ Donald W. Blair
Donald W. Blair
Chief Financial Officer

DATED: April 8, 2009