Form 10-K
period 2009-05-31
NIKE INC
filed 2009-07-27
CIK 320187

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

As of November 30, 2008, the aggregate market value of the Registrant’s Class A Common Stock held by nonaffiliates of the Registrant was $221,932,688 and the aggregate market value of the Registrant’s Class B Common Stock held by nonaffiliates of the Registrant was $20,688,140,567.

As of July 24, 2009, the number of shares of the Registrant’s Class A Common Stock outstanding was 95,299,318 and the number of shares of the Registrant’s Class B Common Stock outstanding was 390,631,331.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the annual meeting of shareholders to be held on September 21, 2009 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	3
	Significant Customer	4
	Orders	4
	Product Research and Development	4
	Manufacturing	4
	International Operations and Trade	5
	Competition	6
	Trademarks and Patents	7
	Employees	7
	Executive Officers of the Registrant	7
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 8.	Financial Statements and Supplemental Data	50
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	88

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2009 annual meeting of shareholders.)
Item 10.	Directors, Executive Officers and Corporate Governance	89
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions, and Director Independence	89
Item 14.	Principal Accountant Fees and Services	89

PART IV
Item 15.	Exhibits, Financial Statement Schedules	90
	Signatures	S-1

PART I

Item 1.	Business

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

Our principal business activity is the design, development and worldwide marketing of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail including stores and internet sales, and through a mix of independent distributors and licensees, in over 170 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, training, basketball, soccer, sport-inspired casual shoes, and kids’ shoes are currently our top-selling footwear categories and we expect them to continue to lead in product sales in the near future. We also market footwear designed for aquatic activities, baseball, cheerleading, football, golf, lacrosse, outdoor activities, skateboarding, tennis, volleyball, walking, wrestling, and other athletic and recreational uses.

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

In addition to the products we sell directly to customers, we have entered into license agreements that permit unaffiliated parties to manufacture and sell various apparel, equipment and accessory items, such as swimwear, children’s apparel, training equipment, eyewear, electronic devices and golf accessories.

Our wholly-owned subsidiary, Cole Haan (“Cole Haan”), headquartered in Yarmouth, Maine, designs and distributes dress and casual footwear, apparel and accessories for men and women under the brand names Cole Haan® and Bragano®.

Our wholly-owned subsidiary, Converse Inc. (“Converse”), headquartered in North Andover, Massachusetts, designs, distributes, and licenses athletic and casual footwear, apparel and accessories under the Converse®, Chuck Taylor®, All Star®, One Star® , and Jack Purcell® trademarks.

Our wholly-owned subsidiary, Hurley International LLC (“Hurley”), headquartered in Costa Mesa, California, designs and distributes a line of action sports apparel for surfing, skateboarding, and snowboarding, youth lifestyle apparel, and accessories under the Hurley® trademark.

Our wholly-owned subsidiary, Umbro Ltd. (“Umbro”), headquartered in Manchester, England, designs, distributes and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of soccer, under the Umbro® trademarks.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 19 of the accompanying consolidated financial statements on page 85.

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment.

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

We report our NIKE brand operations based on our internal geographic organization. Each NIKE brand geography operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The geographic organization consists of the following four regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas. As previously announced, in the fourth quarter of fiscal 2009, we initiated a reorganization of the NIKE brand into a new model consisting of six geographies. As a result of the reorganization, beginning in the first quarter of fiscal 2010, our new organizational structure will consist of the following geographies: North America, Western Europe, Central/Eastern Europe, Greater China, Japan, and Emerging Markets.

United States Market

In fiscal 2009, sales in the United States including U.S. sales of our Other businesses accounted for approximately 42% of total revenues, compared to 43% in fiscal 2008 and 47% in fiscal 2007. For fiscal 2009, our Other businesses were primarily comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro (which was acquired on March 3, 2008). For fiscal 2008 and 2007, our Other businesses were primarily comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (which was sold on April 17, 2008), NIKE Golf and Umbro. We estimate that we sell to more than 23,000 retail accounts in the United States. The NIKE brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal 2009, our three largest customers accounted for approximately 25% of sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2009, 89% of our U.S. wholesale footwear shipments (excluding our Other businesses) were made under the futures program, compared to 90% in fiscal 2008 and fiscal 2007. In fiscal 2009, 60% of our U.S. wholesale apparel shipments (excluding our Other businesses) were made under the futures program, compared to 62% in fiscal 2008 and 65% in fiscal 2007.

We utilize 20 NIKE sales offices to solicit sales in the United States. We also utilize 5 independent sales representatives to sell specialty products for golf, and 3 for skateboarding and outdoor products. In addition, we sell NIKE brand products through our internet website, www.nikestore.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily overstock and close-out merchandise)	140
NIKE stores (including one NIKE Women store)	16
NIKETOWNs (designed to showcase NIKE products)	11
NIKE employee-only stores	3
Cole Haan stores (including factory stores)	111
Converse factory stores	43
Hurley stores (including factory and employee stores)	14

Total	338

NIKE’s three United States distribution centers for footwear are located in Memphis, Tennessee. Apparel and equipment products are shipped from our Memphis, Tennessee, and Foothill Ranch, California distribution centers. Cole Haan products are distributed primarily from Greenland, New Hampshire, Converse products are shipped primarily from Ontario, California, and Hurley products are distributed from Irvine, California.

International Markets

In fiscal 2009, non-U.S. sales (including non-U.S. sales of our Other businesses) accounted for 58% of total revenues, compared to 57% in fiscal 2008 and 53% in fiscal 2007. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees around the world. We estimate that we sell to more than 28,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 14 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. NIKE’s three largest customers outside of the U.S. accounted for approximately 11% of total non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	184
NIKE stores	61
NIKETOWNs	4
NIKE employee-only stores	12
Cole Haan stores	74
Hurley stores	1

Total	336

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, Croatia, Cyprus, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Macau, Malaysia,

Mexico, New Zealand, the Netherlands, Norway, the People’s Republic of China, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer

No customer accounted for 10% or more of our net sales during fiscal 2009.

Orders

Worldwide futures and advance orders for NIKE brand athletic footwear and apparel, scheduled for delivery from June through November 2009, were $7.8 billion compared to $8.8 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain of these advance/futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf, and retail sales across all brands.

Product Research and Development

We believe our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, enhance athletic performance and maximize comfort.

In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials and concepts for product improvement. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.

Manufacturing

Virtually all of our footwear is produced outside of the United States. In fiscal 2009, contract suppliers in China, Vietnam, Indonesia and Thailand manufactured 36%, 36%, 22% and 6% of total NIKE brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, and Mexico to manufacture footwear for sale primarily within those countries. Our largest single footwear factory accounted for approximately 5% of total fiscal 2009 footwear production.

Almost all of NIKE brand apparel is manufactured outside of the United States by independent contract manufacturers located in 34 countries. Most of this apparel production occurred in China, Thailand, Indonesia, Malaysia, Vietnam, Turkey, Sri Lanka, Cambodia, Taiwan, El Salvador, Mexico, India and Israel. Our largest single apparel factory accounted for approximately 5% of total fiscal 2009 apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films used to make Air-Sole cushioning components. During fiscal 2009, NIKE IHM, Inc. and NIKE (Suzhou) Sports Company, Ltd., both wholly-owned subsidiaries of NIKE, and independent contractors in China and Taiwan, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE’s contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company, has performed significant import-export financing services for us. During fiscal 2009, Sojitz America provided financing and purchasing services for NIKE brand products sold in Argentina, Uruguay, Canada, Chile, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, China, Korea, and Thailand, excluding products produced and sold in the same country. Approximately 16% of NIKE brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, EMEA and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire in 2011.

International Operations and Trade

Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export and import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring.

The global economic crisis has resulted in a significant slow down in international trade and a sharp rise in protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionist challenges in many different regions, and in nearly all cases we are working together to address trade issues to reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, such actions, if implemented, could result in increases in the cost of our products, which could adversely affect our sales or profitability and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.

Footwear Imports into the European Union

In 2005, at the request of the European domestic footwear industry, the European Commission (“EC”) initiated investigations into leather footwear imported from China and Vietnam. Together with other companies in our industry, we took the position that Special Technology Athletic Footwear (STAF) (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. Our arguments were successful and the EU agreed in October 2006 on definitive duties of 16.5% for China and 10% for Vietnam for non-STAF leather footwear, but excluded STAF from the final measures. Prior to the scheduled expiration in October 2008 of the measures imposed on the non-STAF footwear, the domestic industry requested and the EC agreed to review a petition to extend these restrictions on non-STAF leather footwear. We are working in broad coalition with other companies in our industry to challenge this request for extension, and we expect a decision by the end of calendar year 2009 or early 2010.

Footwear Imports into Brazil and Argentina

At the request of certain domestic footwear industries, both Brazil and Argentina have initiated independent anti-dumping investigations against footwear made in China. We are working in broad coalition with other companies in our industry to challenge these cases on the basis that the athletic footwear being imported from

China (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. We anticipate final decisions in both cases will be made in late 2009.

Footwear Imports into Turkey

In 2006, Turkey introduced a safeguard measure on all imported footwear into Turkey with the goal of protecting its local shoe manufacturing industry until August 2009. In June 2009, Turkish shoe-manufacturers submitted, and the Turkish Government agreed to review, a request for extension of the safeguard measures claiming that the rehabilitation process of the local Turkish industry was interrupted due to the continuing increase of footwear imports. We are working in broad coalition with other companies in our industry to oppose the continuation of these safeguard measures. We anticipate a final decision in this review will be made in early fall 2009.

Trade Relations with China

China represents an important sourcing and marketing country for us. Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with World Trade Organization rules, currency valuation, and high trade surpluses. As a result, a wide range of legislative proposals have been introduced to address these concerns. While some of these concerns may be justified, we are working with broad coalitions of global businesses and trade associations representing a wide variety of sectors (e.g., services, manufacturing, and agriculture) to help ensure any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China’s domestic economy and the important role it has in the global economic community. We believe other companies in our industry as well as most other multi-national companies are in a similar position regarding these trade measures.

In the event any of these trade protection measures were implemented, we believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe that we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature. We believe our principal competitors are subject to similar risks.

Competition

The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment, including Adidas, Puma, and others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

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

Trademarks and Patents

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 150 countries. In addition, we own many other trademarks that we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign utility patents, and thousands of U.S. and foreign design patents covering components and features used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and patents issued for applications filed this year will have a remaining duration of from now to 2023 for design patents, and from now to 2029 for utility patents. We believe that our success depends primarily upon skills in design, research and development, production and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs and improvements that we deem valuable.

Employees

We had approximately 34,300 employees at May 31, 2009. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, except for certain employees in the Americas Region, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require representation for employees by works councils (such as in the European Union, in which they are entitled to information and consultation on certain Company decisions) or other representation by an organization similar to a union, although collective bargaining agreements are not involved. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 24, 2009 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 71, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990, and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 53, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

David J. Ayre, Vice President, Global Human Resources — Mr. Ayre, 49, joined NIKE as Vice President, Global Human Resources in July 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 51, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and

Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 53, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President, Global Operations — Mr. DeStefano, 52, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, President of USA Operations in 2001, President of Global Operations in 2006.

Trevor Edwards, Vice President, Global Brand and Category Management — Mr. Edwards, 46, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002 and Vice President, Global Brand and Category Management in 2006. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.

Jeanne P. Jackson, President, Direct to Consumer — Ms. Jackson, 57, served as a member of the NIKE, Inc. Board of Directors from 2001 through March 2009, when she resigned from our Board and was appointed President, Direct to Consumer. She is founder and CEO of MSP Capital, a private investment company. Ms. Jackson was CEO of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and CEO of Banana Republic from 1995-2000, also serving as CEO of Gap, Inc. Direct from 1998-2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue, and Federated Department Stores. Ms. Jackson is the President of the United States Ski and Snowboard Foundation Board of Trustees, and serves on the Board of Advisors of the University of California, Irvine. She is also a director of McDonald’s Corporation, Nordstrom, Inc., and Harrah’s Entertainment, Inc.

P. Eunan McLaughlin, President, Affiliates — Mr. McLaughlin, 51, joined NIKE as Director of Sales, NIKE Europe in 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, Vice President, Europe, Middle East & Africa in May 2004, and President of Affiliates in April 2009. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996, Mr. McLaughlin held various positions with Mars, Inc. in finance, sales, marketing and general management.

Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 47, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.

John F. Slusher, Vice President, Global Sports Marketing — Mr. Slusher, 40, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas Regions in 2006, divisional Vice President, Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.

Eric D. Sprunk, Vice President, Merchandising and Product — Mr. Sprunk, 45, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of

the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001 and Vice President, Merchandising and Product in 2009. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Hans van Alebeek, Vice President, Global Operations and Technology — Mr. van Alebeek, 43, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant, and at N.V. Indivers in business development.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders and order cancellations; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Our products face intense competition.

NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity.

Our competitors’ product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, and customer service are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.

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

We establish relationships with professional athletes, sports teams and leagues to evaluate, promote, and establish product authenticity with consumers. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues could also harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into cost effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand and result in decreased sales of our products.

Failure of our contractors to comply with our code of conduct, local laws, and other standards could harm our business.

We contract with hundreds of contractors outside of the United States to manufacture our products, and we impose on those contractors a code of conduct and other environmental, health, and safety standards for the benefit of workers. However, from time to time contractors may not comply with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation and, as a result, could have an adverse effect on our sales and financial condition.

Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Volatility and disruption in the global capital and credit markets in 2008 and 2009 have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•

Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, increased inventories, and lower gross margins.

•

We may be unable to find suitable investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons. Disruptions to capital markets or the banking system may also impair the value of investments or bank deposits we currently consider safe or liquid.

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

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, NIKE Golf and Umbro, and retail sales across all brands.

Our “futures” ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins and harm to our business.

We purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

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

We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our “futures” ordering program. These advance orders may be cancelled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which have had an adverse effect on our business. As a result, retailers may be more cautious than usual with orders as a result of weakness in the retail economy. A slowing economy in our key markets could have an adverse effect on the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers who experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, and impair our ability to sell our products.

The athletic footwear, apparel, and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel, and equipment retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.

Failure to adequately protect our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 150 countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trademark or design or utility patent infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

In addition, the laws of certain foreign countries may not protect intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

We are subject to periodic litigation and other regulatory proceedings, which could result in unexpected expense of time and resources.

From time to time we are called upon to defend ourselves against lawsuits and regulatory actions relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have an adverse impact on our business, financial condition and results of operations. In addition, any significant litigation in the future, regardless of its merits, could divert management’s attention from our operations and result in substantial legal fees.

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

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Recently, the Obama administration proposed legislation that would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and in turn, our profitability.

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

Our hedging activities (see Note 18, Risk Management and Derivatives on the accompanying note to the consolidated financial statement), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations may not sufficiently mitigate the impact of foreign currencies on our financial results. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long term.

Because independent manufacturers manufacture a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as aircraft, which could adversely affect our profit margins. The cost of fuel is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

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

We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse affect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects that could be caused by significant disruptions in our distribution facilities.

We rely significantly on information technology in our supply chain, and any failure, inadequacy, interruption or security failure of that technology could harm our ability to effectively operate our business.

We are heavily dependent on information technology systems across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these supply chain systems. Over the last several years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in all of our geographical regions in which we operate. Over the next few years, we will work to continue to enhance the systems and related processes in our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, and could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.

Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.

From time to time, we may invest in business infrastructure, acquisitions of new businesses, and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide the returns or profitability we expect could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

We depend on key personnel, the loss of whom would harm our business.

Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

The sale of a large number of shares held by our Chairman could depress the market price of our common stock.

Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 96% of our Class A Common Stock. If all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 19% of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Anti-takeover provisions may impair an acquisition of the Company or reduce the price of our common stock.

There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freezeout statute, two classes of stock that vote separately on certain issues, and the fact holders of Class A Common Stock shares elect three-fourths of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that some shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.

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

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 18 buildings which functions as our world headquarters and is occupied by almost 5,700 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the EMEA Region.

There are three significant distribution and customer service facilities for NIKE brand products in the United States. All three of them are located in Memphis, Tennessee, one of which is leased. Cole Haan also operates a distribution facility in Greenland, New Hampshire, which we lease. Smaller leased distribution facilities for other brands and non-NIKE brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, and in Laakdal, Belgium, both of which we own.

We manufacture Air-Sole cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which we own. We also manufacture and sell small amounts of various plastic products to other manufacturers through NIKE IHM, Inc.

Aside from the principal properties described above, we lease three production offices outside the United States, over 100 sales offices and showrooms worldwide, and approximately 60 administrative offices worldwide. We lease more than 600 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” starting on page 2 of this Report. Our leases expire at various dates through the year 2034.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the 2009 fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 24, 2009, there were 20,672 holders of record of our Class B Common Stock and 16 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock.

Fiscal 2009 (June 1, 2008 — May 31, 2009)	High	Low	Dividends Declared
First Quarter	$70.28	$54.64	$0.23
Second Quarter	68.00	42.68	0.25
Third Quarter	57.33	40.08	0.25
Fourth Quarter	57.14	38.24	0.25

Fiscal 2008 (June 1, 2007 — May 31, 2008)	High	Low	Dividends Declared
First Quarter	$60.35	$51.87	$0.185
Second Quarter	66.57	54.15	0.23
Third Quarter	67.93	51.50	0.23
Fourth Quarter	70.60	56.70	0.23

No share repurchases were made by NIKE during the fourth quarter ended May 31, 2009 under the four-year $3.0 billion share repurchase program authorized by our Board of Directors and announced in June 2006. As of May 31, 2009, the maximum dollar value of shares available for repurchase under this program is $300.2 million. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. This new program will commence upon completion of our current $3 billion share repurchase program.

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2004 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC., S&P 500

INDEX, S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX,

AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Timberland Co., Wolverine World Wide, Inc., and Crocs, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of VF Corp., Coach, Inc., and Polo Ralph Lauren Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.

The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make nor endorse any predictions as to future stock performance.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 6.	Selected Financial Data

	Financial History

	2009	2008	2007	2006	2005
	(In millions, except per share data and financial ratios)(1)
Year Ended May 31,
Revenues	$19,176.1	$18,627.0	$16,325.9	$14,954.9	$13,739.7
Gross margin	8,604.4	8,387.4	7,160.5	6,587.0	6,115.4
Gross margin %	44.9%	45.0%	43.9%	44.0%	44.5%
Restructuring charges	195.0	—	—	—	—
Goodwill impairment	199.3	—	—	—	—
Intangible and other asset impairment	202.0	—	—	—	—
Net income	1,486.7	1,883.4	1,491.5	1,392.0	1,211.6
Basic earnings per common share	3.07	3.80	2.96	2.69	2.31
Diluted earnings per common share	3.03	3.74	2.93	2.64	2.24
Weighted average common shares outstanding	484.9	495.6	503.8	518.0	525.2
Diluted weighted average common shares outstanding	490.7	504.1	509.9	527.6	540.6
Cash dividends declared per common share	0.98	0.875	0.71	0.59	0.475
Cash flow from operations	1,736.1	1,936.3	1,878.7	1,667.9	1,570.7
Price range of common stock
High	70.28	70.60	57.12	45.77	46.22
Low	38.24	51.50	37.76	38.27	34.31

At May 31,
Cash and equivalents	$2,291.1	$2,133.9	$1,856.7	$954.2	$1,388.1
Short-term investments	1,164.0	642.2	990.3	1,348.8	436.6
Inventories	2,357.0	2,438.4	2,121.9	2,076.7	1,811.1
Working capital	6,457.0	5,517.8	5,492.5	4,733.6	4,339.7
Total assets	13,249.6	12,442.7	10,688.3	9,869.6	8,793.6
Long-term debt	437.2	441.1	409.9	410.7	687.3
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	8,693.1	7,825.3	7,025.4	6,285.2	5,644.2
Year-end stock price	57.05	68.37	56.75	40.16	41.10
Market capitalization	27,697.8	33,576.5	28,472.3	20,564.5	21,462.3

Financial Ratios:
Return on equity	18.0%	25.4%	22.4%	23.3%	23.2%
Return on assets	11.6%	16.3%	14.5%	14.9%	14.5%
Inventory turns	4.4	4.5	4.4	4.3	4.4
Current ratio at May 31	3.0	2.7	3.1	2.8	3.2
Price/Earnings ratio at May 31	18.8	18.3	19.4	15.2	18.3

(1)	All share and per share information has been restated to reflect a two-for-one stock split affected in the form of a 100% common stock dividend distributed on April 2, 2007.

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2009	2008	2009	2008	2009	2008	2009	2008
	(Unaudited) (In millions, except per share data)
Revenues	$5,432.2	$4,655.1	$4,590.1	$4,339.5	$4,440.8	$4,544.4	$4,713.0	$5,088.0
Gross margin	2,562.1	2,087.0	2,050.0	1,921.1	1,948.5	2,047.9	2,043.8	2,331.4
Gross margin %	47.2%	44.8%	44.7%	44.3%	43.9%	45.1%	43.4%	45.8%
Restructuring charges	—	—	—	—	—	—	195.0	—
Goodwill impairment	—	—	—	—	199.3	—	—	—
Intangible and other asset impairment	—	—	—	—	202.0	—	—	—
Net income	510.5	569.7	391.0	359.4	243.8	463.8	341.4	490.5
Basic earnings per common share	1.05	1.14	0.81	0.72	0.50	0.94	0.70	1.00
Diluted earnings per common share	1.03	1.12	0.80	0.71	0.50	0.92	0.70	0.98
Weighted average common shares outstanding	487.2	499.4	483.7	497.6	484.0	493.9	484.8	491.4
Diluted weighted average common shares outstanding	494.9	507.3	489.8	506.2	488.1	502.5	489.4	500.1
Cash dividends declared per common share	0.23	0.185	0.25	0.23	0.25	0.23	0.25	0.23
Price range of common stock
High	70.28	60.35	68.00	66.57	57.33	67.93	57.14	70.60
Low	54.64	51.87	42.68	54.15	40.08	51.50	38.24	56.70

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NIKE designs, develops and markets high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and apparel in the world and sell our products primarily through a combination of retail accounts, NIKE-owned retail, including stores and e-commerce, independent distributors, franchisees and licensees worldwide. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products; building deep personal consumer connections with our brands; and delivering compelling retail presentation and experiences.

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

•	Improving working capital efficiency

•	Deploying capital effectively to create value for our shareholders

Through execution of this strategy, our long-term financial goal is to achieve:

•	High single-digit revenue growth

•	Mid-teens earnings per share growth

•	Increased return on invested capital and accelerated cash flows, and

•	Consistent results through effective management of our diversified portfolio of businesses

Since the adoption of this long-term strategy in 2001, on an annual compounded basis, NIKE, Inc.’s revenues and earnings per share have grown 9% and 14%, respectively. During the same period, our return on invested capital increased from 14% to 18%. In fiscal 2009, deteriorating macroeconomic conditions caused significant volatility in global financial markets and put significant pressure on discretionary consumer spending worldwide. NIKE’s fiscal 2009 revenues grew 3% to $19.2 billion, net income decreased 21% to $1.5 billion, and we delivered diluted earnings per share of $3.03, a 19% decrease versus fiscal 2008. Our fiscal 2009 reported results also contain significant non-comparable transactions, including after-tax charges of $144.5 million for our restructuring activities, which were completed in the fourth quarter of fiscal 2009, and $240.7 million for the impairment of goodwill, intangible and other assets of Umbro, which was recorded in the third quarter of fiscal 2009. Our fiscal 2008 reported results include combined gains from the sale of our Starter Brand and NIKE Bauer Hockey businesses of $35.4 million, net of tax, and a one-time tax benefit of $105.4 million. Excluding these non-comparable items, net income would have increased 7% to $1.9 billion and diluted earnings per share would have increased 10% to $3.81 compared to fiscal 2008 (see Reconciliation of Net Income and Diluted Earnings Per Share Excluding Non-Comparable items below). The increase in our net income excluding non-comparable items was higher than our rate of revenue growth in fiscal 2009 due primarily to an increase in other (income) expense, net, which included foreign currency conversion gains of $43.4 million compared to foreign currency conversion losses of $76.6 million in fiscal 2008, and the recognition of licensing income of $24.0 million related to our fiscal 2008 sale of the NIKE Bauer Hockey business. Excluding non-comparable items, our earnings per share for the year grew at a higher rate than net income given lower outstanding shares due to repurchases made under our share repurchase program in the first half of fiscal 2009. Our cash flows from operations and return on invested capital both declined as compared to fiscal 2008.

During fiscal 2009, we took steps we believe prudent and necessary to identify and manage potential exposures and to position ourselves for sustainable, profitable long-term growth. In the fourth quarter of fiscal 2009, we executed a plan of restructuring the organization to streamline our management structure, enhance consumer focus, drive innovation more quickly to market, and establish a more scalable cost structure. As a result of these actions, we reduced our global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million, primarily consisting of cash charges related to severance costs. As part of this restructuring plan, we also initiated a reorganization of the NIKE brand business into a new operating model consisting of six geographies. As a result of the reorganization, beginning in the first quarter of fiscal 2010, our new organizational structure will consist of the following geographies: North America, Western Europe, Central/Eastern Europe, Greater China, Japan, and Emerging Markets.

Other steps taken in fiscal 2009 included reductions in planned selling and administrative expenses, including the implementation of a hiring freeze, reductions in planned spending for travel, meetings and demand creation, as well as tighter inventory purchasing and working capital management. We also placed increased focus on monitoring the financial health of suppliers and customers and continued to take proactive measures to consolidate production with our strongest, most efficient and innovative manufacturing contractors to ensure we maintain a healthy production base for the present and the future. These capacity consolidation actions could result in additional costs associated with production and logistics as well as supply chain disruptions in the first half of fiscal year 2010 as we transition production between manufacturing contractors; however, we do not believe these potential additional costs will have a material impact on our operating results.

We continue to believe that the Company is well positioned from a business and financial perspective, but we are not immune to the current challenging global economic conditions. These conditions could continue to affect our business in a number of direct and indirect ways, including lower revenue from slowing consumer/customer demand for our products, reduced profit margins and/or increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experiences by suppliers and customers. Our future performance is subject to the inherent uncertainty presented by the evolving macroeconomic conditions and our continued actions to respond to these conditions.

Results of Operations

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions, except per share data)
Revenues	$19,176.1	$18,627.0	3%	$16,325.9	14%
Cost of sales	10,571.7	10,239.6	3%	9,165.4	12%
Gross margin	8,604.4	8,387.4	3%	7,160.5	17%
Gross margin %	44.9%	45.0%		43.9%
Selling and administrative expense	6,149.6	5,953.7	3%	5,028.7	18%
% of Revenues	32.1%	32.0%		30.8%
Restructuring charges	195.0	—	—	—	—
Goodwill impairment	199.3	—	—	—	—
Intangible and other asset impairment	202.0	—	—	—	—
Income before income taxes	1,956.5	2,502.9	-22%	2,199.9	14%
Net income	1,486.7	1,883.4	-21%	1,491.5	26%
Diluted earnings per share	3.03	3.74	-19%	2.93	28%

Reconciliation of Net Income and Diluted Earnings Per Share Excluding Non-Comparable Items(1)

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 Change
	(In millions, except per share data)
Net income, as reported	$1,486.7	$1,883.4	-21%
Add:
Restructuring charges, net of tax(2)	144.5	—
Umbro impairment of goodwill, intangible and other assets, net of tax(3)	240.7	—
Gain recognized on sale of NIKE Bauer Hockey, net of tax	—	(17.7)
Gain recognized on sale of Starter Business, net of tax	—	(17.7)
One-time tax benefits(4)	—	(105.4)

Net income, excluding non-comparable items	$1,871.9	$1,742.6	7%

Diluted earnings per share, as reported	$3.03	$3.74	-19%
Add:
Restructuring charges, net of tax(2)	0.29	—
Umbro impairment of goodwill, intangible and other assets, net of tax(3)	0.49	—
Gain recognized on sale of NIKE Bauer Hockey, net of tax	—	(0.04)
Gain recognized on sale of Starter Business, net of tax	—	(0.04)
One-time tax benefits(4)	—	(0.21)

Diluted earnings per share, excluding non-comparable items	$3.81	$3.45	10%

Diluted weighted average common shares outstanding	490.7	504.1

(1)

This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G and Item 10(e) of Regulation S-K of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding these non-comparable items for the years ended May 31, 2009 and 2008.

(2)

In the fourth quarter of fiscal 2009, we took necessary steps to streamline our management structure, enhance consumer focus, drive innovation more quickly to market, and establish a more scalable, long-term cost structure. As a result, we incurred a $195 million pre-tax restructuring charge primarily consisting of severance costs related to the workforce reduction.

(3)

We recorded a non-cash impairment charge during the third quarter of fiscal 2009 to reduce the carrying value of Umbro’s goodwill, indefinite-lived trademark and other assets. The impairment charge is a result of both the deteriorating global consumer markets, particularly in Umbro’s primary market, the United Kingdom, and management’s decision to adjust planned investment in the brand. In addition, the deterioration of the financial markets has reduced both the present value of future cash flows and the market value of comparable businesses.

(4)

The tax benefit realized during fiscal 2008 relates to steps taken to realize losses generated by several international entities for which we had not previously recognized the offsetting tax benefit because the realization of those benefits had been uncertain. The necessary steps to realize those tax benefits were taken during fiscal 2008 resulting in a one-time reduction of the effective tax rate.

Consolidated Operating Results

Revenues

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues	$19,176.1	$18,627.0	3%	$16,325.9	14%

Fiscal 2009 Compared to Fiscal 2008

During fiscal 2009, changes in foreign currency exchange rates decreased revenues by 1 percentage point. The U.S. Region contributed nearly 1 percentage point of the consolidated revenue growth for fiscal 2009. Excluding the effects of changes in currency exchange rates, our international regions contributed over 3 percentage points of the consolidated revenue growth for fiscal 2009, as all of our international regions posted higher revenues on a currency neutral basis. By product group, our worldwide NIKE brand footwear business reported revenue growth of 6% and contributed $575 million of incremental revenue for fiscal 2009. Worldwide NIKE branded apparel revenues were in line with the prior year, while equipment revenues declined 2% or $20 million.

Our Other businesses, comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf, and Umbro in fiscal 2009, constituted the remaining revenue. In fiscal 2008, our Other businesses also included Exeter Brands Group (whose primary business was the Starter brand business which was sold on December 17, 2007) and NIKE Bauer Hockey (which was sold on April 17, 2008). Umbro was acquired on March 3, 2008. Revenues for these businesses declined 1% or $17 million.

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, changes in foreign currency exchange rates contributed 5 percentage points of consolidated revenue growth. Strong demand for NIKE brand products continued to drive revenue growth, as all four of our geographic regions and, on a consolidated basis, all three of our product business units delivered revenue growth. The U.S. Region contributed nearly 2 percentage points of the consolidated revenue growth for fiscal 2008. Excluding the effects of changes in currency exchange rates, our international regions contributed nearly 7 percentage points of the consolidated revenue growth for fiscal 2008, as all of our international regions posted higher revenues. Our Other businesses contributed the remaining consolidated constant-currency revenue growth, as Cole Haan, Converse, Hurley and NIKE Golf posted higher year-over-year revenues.

By product group, worldwide NIKE brand footwear revenue grew 14% and contributed more than $1.2 billion of incremental revenue for fiscal 2008. Worldwide NIKE branded apparel and equipment businesses reported revenue growth of 14% and 6% for the year, respectively, and combined added approximately $750 million of incremental revenue in fiscal 2008. Our Other businesses reported revenue growth of 17% and combined added more than $360 million of incremental revenue.

Gross Margin

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change		Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Gross Margin	$8,604.4	$8,387.4	3%		$7,160.5	17%
Gross Margin %	44.9%	45.0%	(10 bps	)	43.9%	110 bps

Fiscal 2009 Compared to Fiscal 2008

During fiscal 2009, the primary factors contributing to the 10 basis point decline in consolidated gross margin percentage versus the prior year were lower gross pricing margins and increased discounts which, when combined, decreased consolidated gross margins by approximately 60 basis points. This decrease was partially offset by improved hedge rates relative to the prior year, primarily in the Europe, Middle East and Africa (“EMEA”) Region. Gross pricing margins were lower, primarily driven by higher product input costs, most notably for footwear products. Higher levels of discounts were provided across all businesses in fiscal 2009 to manage inventory levels.

We anticipate our gross margins in fiscal 2010 will be negatively impacted by hedge rates that are unfavorable in comparison to the prior year.

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, the primary factors contributing to the 110 basis point increase in the consolidated gross margin percentage versus the prior year included: higher footwear in-line gross pricing margins, most notably in the U.S. Region, primarily due to strategic price increases; improved currency hedge rates relative to the prior year, primarily in the EMEA Region; and higher footwear close-out net pricing margins, most notably in the EMEA Region, primarily due to better inventory management. The factors driving an increased gross margin percentage were partially offset by lower apparel in-line gross pricing margins primarily driven by higher product costs, most notably in the U.S. and EMEA regions, and increased apparel close-out sales, primarily in the U.S. Region.

Selling and Administrative Expense

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Operating overhead expense	$3,798.2	$3,645.4	4%	$3,116.3	17%
Demand creation expense(1)	2,351.4	2,308.3	2%	1,912.4	21%

Selling and administrative expense	$6,149.6	$5,953.7	3%	$5,028.7	18%
% of Revenues	32.1%	32.0%	10 bps	30.8%	120 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2009 Compared to Fiscal 2008

Changes in foreign currency exchange rates decreased selling and administrative expense by 2 percentage points in fiscal 2009. Excluding changes in exchange rates, operating overhead increased 6% during fiscal 2009. The increase in operating overhead in fiscal 2009 was primarily attributable to investments in growth drivers such as NIKE-owned retail in the U.S., EMEA and Asia Pacific regions, infrastructure for emerging markets in the EMEA and Asia Pacific regions and non-NIKE brand businesses, which more than offset the steps taken to reduce operating overhead spending including implementation of a hiring freeze and reductions in spending for travel and meetings.

On a constant-currency basis, demand creation expense increased 3% during fiscal 2009. Demand creation spending decreased in the second half of fiscal 2009 as a result of actions taken to reduce spending across nearly all demand creation related activities, most notably traditional media and print advertising. The increase in demand creation the first half of fiscal 2009 was primarily attributable to strategic investments in demand creation, including first quarter spending around the Beijing Summer Olympics and the European Football Championships, and increased investments in athlete and team endorsements across all regions.

In fiscal 2010, we intend to reduce selling and administrative spending while shifting resources to fund initiatives that are critical to the achievement of our long-term growth goals. We expect our selling and administrative expenses to decline in the first half of fiscal 2010 compared to the same period in the prior year, reflecting both lower operating overhead and demand creation spending, with the latter driven partially by the comparison to the significant prior year demand creation investment around the Beijing Summer Olympics and European Football Championships. Future selling and administrative expense may vary from our current expectations due to changes in the rapidly evolving macroeconomic environment and our reaction to those changes.

Fiscal 2008 Compared to Fiscal 2007

In fiscal 2008, selling and administrative expenses increased as a percentage of revenues by 120 basis points, driven primarily by strategic investments in both demand creation and operating overhead. Changes in currency exchange rates increased selling and administrative expense growth by 4 percentage points.

On a constant-currency basis, demand creation expense increased 15% versus the prior year. The year-over-year increase was primarily attributable to investments in athlete and sport team endorsers of our products, spending around major sporting events including the European Football Championships and the Beijing Summer Olympics, key product initiatives such as Men’s Training in the U.S. and retail presentation.

Excluding the effects of changes in exchange rates, operating overhead increased 14% versus the prior year. The increase in operating overhead was attributable to investments in growth drivers such as NIKE-owned retail, non-NIKE brand businesses, emerging markets and normal wage inflation and performance-based compensation.

Restructuring Charges

During the fourth quarter of fiscal 2009, we executed a plan to restructure the organization to streamline our management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable cost structure. As a result of these actions, we reduced our global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million, primarily consisting of cash charges related to severance costs. These charges are included in our “Corporate” category for segment reporting purposes.

Goodwill, Intangible and Other Asset Impairment

In the third quarter of fiscal 2009, we recognized a $401.3 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Although Umbro’s financial performance for fiscal 2009 was slightly better than we had originally expected, projected future cash flows had fallen below the levels we expected at the time of acquisition. This erosion is a result of both the unprecedented decline in global consumer markets, particularly in the United Kingdom, and our decision to adjust the level of investment in the business.

We measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. Our assessments have resulted in the recognition of impairment charges of $199.3 million and $181.3 million related to Umbro’s goodwill and trademark, respectively, in fiscal 2009. In addition to the impairment analysis, we determined an equity investment held by Umbro was impaired, and recognized a charge of $20.7 million related to the impairment of this investment. These charges are included in our “Other” category for segment reporting purposes.

For additional information about our impairment charges, see Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the accompanying notes to the consolidated financial statements.

Other (Income) Expense, net

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, other (income) expense, net was a gain of $88.5 million compared to a loss of $7.9 million in fiscal 2008. Other (income) expense, net is primarily comprised of foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities in non-functional currencies and results of foreign currency derivative instruments, as well as disposals of fixed assets and other unusual or non-recurring transactions that are outside the normal course of business. For fiscal 2009, other (income) expense, net was primarily comprised of $43.4 million of foreign currency conversion gains and the recognition of $24.0 million of licensing income related to our fiscal 2008 sale of the NIKE Bauer Hockey business. For fiscal 2008, other (income) expense, net was primarily comprised of a $32.0 million gain on the sale of NIKE Bauer Hockey and a $28.6 million gain on the sale of the Starter brand business, as well as foreign currency conversion losses of $76.6 million.

Foreign currency conversion gains and losses reported in other (income) expense, net, with the exception of gains and losses generated by the EMEA Region and Other businesses, are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying notes to the consolidated financial statements (Note 19 — Operating Segments and Related Information).

For fiscal 2009, we estimate that the combination of foreign currency conversion gains in other (income) expense, net and the modestly favorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $124 million.

Fiscal 2008 Compared to Fiscal 2007

For fiscal 2008, other (income) expense, net was a loss of $7.9 million compared to a gain of $0.9 million in fiscal 2007. In fiscal 2008, other (income) expense, net included foreign currency conversion losses that were partially offset by the $32.0 million gain on the sale of NIKE Bauer Hockey and the $28.6 million gain on the sale of the Starter brand business. Other (income) expense, net in fiscal 2007 is primarily comprised of the $14.7 million gain on the sale-leaseback of our Oregon footwear distribution center and the $14.2 million benefit from the settlement of the Converse arbitration, partially offset by foreign currency conversion losses.

In fiscal 2008, we estimate that the combination of favorable translation of foreign currency-denominated profits from international businesses and the foreign currency conversion losses included in other (income) expense, net resulted in a year-over-year increase in consolidated income before income taxes of approximately $122 million.

Income Taxes

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change		Fiscal 2007	FY08 vs. FY07 % Change
Effective tax rate	24.0%	24.8%	(80	) bps	32.2%	(740	) bps

Fiscal 2009 Compared to Fiscal 2008

Our effective tax rate for fiscal 2009 was 80 basis points lower than the effective tax rate for fiscal 2008 due primarily to the tax benefit related to the impairment of goodwill, intangible and other assets of Umbro that had a favorable impact of 250 basis points. Profits earned outside of the U.S., the impact of the resolution of foreign audit items and the retroactive reinstatement of the research and development tax credit also favorably impacted our fiscal 2009 effective tax rate. Reflected in the effective tax rate for fiscal 2008 was a one-time tax benefit of $105.4 million, which had a favorable impact of 420 basis points on our effective tax rate. We estimate that our effective tax rate for fiscal year 2010 will be approximately 25.5%.

Fiscal 2008 Compared to Fiscal 2007

Our effective tax rate for fiscal 2008 was 24.8%, 740 basis points lower than the prior year. Over the last few years, several of our international entities generated losses for which we did not recognize the corresponding tax benefits, as the realization of those benefits was uncertain. In the first quarter of fiscal 2008, we took steps necessary to realize these benefits, resulting in a one-time tax benefit of $105.4 million. Also reflected in the year-over-year effective tax rate improvement was a reduction in our on-going effective tax rate resulting from our profits earned outside the United States; our effective tax rates for these operations are generally lower than the U.S. statutory rate.

Futures Orders

Worldwide futures and advance orders for footwear and apparel scheduled for delivery from June through November 2009 declined 12% compared to orders reported for the comparable period of fiscal 2009. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect from changes in currency exchange rates contributed approximately 7 percentage points to this reported futures decline versus the same period in the prior year. Excluding this currency impact, lower apparel orders drove most of the decline in overall futures and advance orders.

The reported futures and advance orders are not necessarily indicative of our expectation of revenue growth during this period. This is because the mix of orders can shift between advance/futures and at-once orders and that the fulfillment of certain orders may fall outside of the scheduled noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders, and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf and retail sales across all brands.

Operating Segments

The breakdown of revenues follows:

	Fiscal 2009	Fiscal 2008(1)	FY09 vs. FY08 % Change	Fiscal 2007(1)	FY08 vs. FY07 % Change
	(In millions)
U.S. Region	$6,542.9	$6,414.5	2%	$6,131.7	5%
EMEA Region	5,512.2	5,629.2	-2%	4,764.1	18%
Asia Pacific Region	3,322.0	2,887.6	15%	2,295.7	26%
Americas Region	1,284.7	1,164.7	10%	966.7	20%

Total NIKE Brand Revenues	16,661.8	16,096.0	4%	14,158.2	14%
Other	2,514.3	2,531.0	-1%	2,167.7	17%

Total NIKE, Inc. Revenues	$19,176.1	$18,627.0	3%	$16,325.9	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2009 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

The breakdown of income before income taxes (“pre-tax income”) follows:

	Fiscal 2009	Fiscal 2008(1)	FY09 vs. FY08 % Change	Fiscal 2007(1)	FY08 vs. FY07 % Change
	(In millions)
U.S. Region	$1,337.9	$1,402.0	-5%	$1,386.1	1%
EMEA Region	1,316.9	1,281.9	3%	1,050.1	22%
Asia Pacific Region	853.4	694.2	23%	515.4	35%
Americas Region	274.1	242.3	13%	199.3	22%
Other	(196.7)	364.9	-154%	299.7	22%
Corporate Expense	(1,629.1)	(1,482.4)	-10%	(1,250.7)	-19%

Total Pre-tax Income	$1,956.5	$2,502.9	-22%	$2,199.9	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2009 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

The following discussion includes disclosure of pre-tax income for our operating segments. We have reported pre-tax income for each of our operating segments in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 19 — Operating Segments and Related Information in the accompanying notes to the consolidated financial statements, certain corporate costs are not included in pre-tax income of our operating segments.

U.S. Region

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues
Footwear	$4,550.8	$4,326.8	5%	$4,067.2	6%
Apparel	1,664.4	1,745.1	-5%	1,716.1	2%
Equipment	327.7	342.6	-4%	348.4	-2%

Total Revenues	$6,542.9	$6,414.5	2%	$6,131.7	5%

Pre-tax Income	$1,337.9	$1,402.0	-5%	$1,386.1	1%

Fiscal 2009 Compared to Fiscal 2008

During fiscal 2009, the increase in U.S. footwear revenue was the result of low-single digit growth in both unit sales and average selling price per pair. The growth in unit sales was primarily driven by higher demand for our Jordan brand, action sports and kids’ products. The increase in average selling price per pair was attributable to selective price increases, primarily during the first half of fiscal 2009, and increased sales mix of higher priced Jordan brand products, partially offset by increased sales mix of kids’ products which are lower priced.

The year-over-year decrease in U.S. apparel revenues during fiscal 2009 reflected a mid-single digit decrease in unit sales, primarily driven by a reduction in products sold to value channel retailers and generally softer demand in the overall apparel market. Average selling prices increased slightly as a result of the reduction in products sold to value retailers, mostly offset by an increased mix of close-out sales and higher levels of discounts provided retailers to manage inventory levels.

Pre-tax income for the U.S. Region declined in fiscal 2009 as a result of higher operating overhead expenses and lower gross margins. The increase in operating overhead was attributable to investments in NIKE-owned retail. Gross margins decreased as a result of higher warehousing costs, higher retail inventory markdowns and increased customer discounts provided to manage inventory levels.

Fiscal 2008 Compared to Fiscal 2007

During fiscal 2008, the increase in U.S. footwear revenue was the result of low-single digit growth in unit sales and a slight increase in the average selling price per pair. The growth in unit sales and average selling price per pair was driven by higher demand for our NIKE brand sportswear products and Jordan brand products, partially offset by a decrease in demand for our NIKE brand basketball products. The increase in average selling price per pair was also attributable to strategic price increases and an increased sales mix of higher priced NIKE brand sportswear and Jordan brand products.

The year-over-year increase in U.S. apparel revenues during fiscal 2008 reflected an increase in unit sales, mostly offset by lower average selling prices. The increase in unit sales was primarily driven by higher close-out sales and increased demand for NIKE brand sports performance products, partially offset by lower unit sales of sportswear and Jordan brand products. Average selling prices decreased primarily as a result of a higher mix of close-out sales.

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

EMEA Region

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues
Footwear	$3,136.7	$3,112.6	1%	$2,608.0	19%
Apparel	1,970.2	2,083.5	-5%	1,757.2	19%
Equipment	405.3	433.1	-6%	398.9	9%

Total Revenues	$5,512.2	$5,629.2	-2%	$4,764.1	18%

Pre-tax Income	$1,316.9	$1,281.9	3%	$1,050.1	22%

Fiscal 2009 Compared to Fiscal 2008

For the EMEA Region, changes in currency exchange rates negatively impacted revenue growth by approximately 2 percentage points in fiscal 2009. Excluding changes in currency exchange rates, a number of markets within the region experienced lower revenues, reflecting a more difficult retail environment in these markets. The U.K. remained flat for fiscal 2009 while the emerging markets in the region grew 14%, driven by stronger results in Russia during the first half of fiscal 2009. These results were offset by lower revenues in Southern European markets, including Spain, Italy and France.

Excluding changes in exchange rates, footwear revenues increased 4 percentage points during fiscal 2009. The increase in footwear revenue was attributable to mid single-digit growth in unit sales, partially offset by a low single-digit decrease in the average selling price per pair. The growth in unit sales was driven primarily by higher demand for NIKE brand sportswear and kids’ products. The decrease in average selling price per pair was mainly attributable to higher customer discounts and a shift in product mix to lower priced product models, most notably higher volume of kids’ products.

On a currency neutral basis, EMEA apparel revenue decreased 4 percentage points during fiscal 2009, primarily driven by lower average selling prices resulting from a higher mix of close-out sales and higher levels of discounts provided retailers to manage inventory levels, which more than offset a mid single-digit increase in unit sales.

The year-over-year increase in pre-tax income for the EMEA Region during fiscal 2009 was primarily driven by a higher gross margin percentage, partially offset by slightly higher selling and administrative expenses as a percentage of revenues. The gross margin improvement in fiscal 2009 was primarily attributable to improved year-over-year currency hedge rates which more than offset higher warehousing costs and discounts on in-line products. The increase in selling and administrative expenses was mainly driven by retail expansion across the region.

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

Asia Pacific Region

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues
Footwear	$1,727.1	$1,499.5	15%	$1,159.2	29%
Apparel	1,322.3	1,140.0	16%	909.3	25%
Equipment	272.6	248.1	10%	227.2	9%

Total Revenues	$3,322.0	$2,887.6	15%	$2,295.7	26%

Pre-tax Income	$853.4	$694.2	23%	$515.4	35%

Fiscal 2009 Compared to Fiscal 2008

In the Asia Pacific Region, changes in currency exchange rates contributed 3 percentage points of revenue growth for fiscal 2009. Excluding changes in currency exchange rates, all countries across the region delivered revenue growth. China continues to be the primary driver of growth within the region as fiscal 2009 revenues increased 22% on a currency-neutral basis, driven by expansion in both the number of stores selling NIKE products and sales through existing stores. China’s rate of revenue growth slowed to 6% in the fourth quarter of fiscal 2009 as we lapped very strong growth in the fourth quarter of fiscal 2008. On a currency neutral basis, revenues in Japan were up 1% compared to fiscal 2008.

Footwear and apparel revenue growth for fiscal 2009 were driven primarily by an increase in unit sales, most notably in China. The growth in unit sales was slightly offset by a low-single digit reduction in average selling prices in fiscal 2009 resulting primarily from increased discounts on in-line products provided retailers to manage inventory levels.

The increase in pre-tax income for the Asia Pacific Region for fiscal 2009 was driven by higher revenues and improved gross margins, which more than offset higher selling and administrative expenses. Gross margins improved versus the prior year, primarily driven by improved year-over-year standard foreign currency rates and reduced warehousing costs, which more than offset increased product discounts. Selling and administrative expenses increased, but represented a lower percentage of revenues in fiscal 2009 versus fiscal 2008. The increase in selling and administrative expenses during fiscal 2009 was primarily due to retail and infrastructure expansion, primarily in China, and spending around brand events.

Fiscal 2008 Compared to Fiscal 2007

In the Asia Pacific Region, changes in currency exchange rates contributed 6 percentage points of revenue growth for fiscal 2008. Nearly all countries across the region delivered revenue growth on a currency neutral basis. China continues to be the primary driver of growth within the region as fiscal 2008 revenues increased 50% on a currency-neutral basis, driven by the expansion in both the number of stores selling NIKE products and sales through existing stores. Constant-currency revenues in Japan increased 2% during fiscal 2008.

Footwear revenue growth for fiscal 2008 reflected increased unit sales, most notably in China, partially offset by lower average selling prices driven primarily by a shift in mix from higher priced to lower priced models. The year-over-year increase in apparel revenue was driven by increased demand in China.

The increase in pre-tax income for the Asia Pacific Region for fiscal 2008 was driven by higher revenues, improved gross margins and favorable foreign currency translation, which more than offset slightly higher selling and administrative expenses as a percentage of revenue. The gross margin improvement versus the prior year was primarily driven by reduced warehousing costs, improved year-over-year standard currency rates and improved margins on close-out product. The increase in selling and administrative expenses during fiscal 2008 was primarily attributable to spending around the Beijing Summer Olympics. Overall business growth across the region combined with retail expansion, primarily in China, also contributed to an increase in operating overhead expenses, which grew slightly slower than revenues.

Americas Region

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues
Footwear	$892.1	$792.7	13%	$679.6	17%
Apparel	287.8	265.4	8%	193.9	37%
Equipment	104.8	106.6	-2%	93.2	14%

Total Revenues	$1,284.7	$1,164.7	10%	$966.7	20%

Pre-tax Income	$274.1	$242.3	13%	$199.3	22%

Fiscal 2009 Compared to Fiscal 2008

In the Americas Region, changes in currency exchange rates negatively impacted revenue growth by approximately 9 percentage points in fiscal 2009. Excluding changes in foreign currency exchange rates, the Americas Region reported growth in all markets, led by Brazil, Argentina and Mexico.

The increase in pre-tax income for fiscal 2009 was primarily attributable to higher revenues and selling and administrative expense leverage, which more than offset lower gross margins. Selling and administrative expenses were higher than fiscal 2008, but represented a lower percentage of revenues for fiscal 2009. The increase in selling and administrative expense was due to increases in both demand creation and operating overhead expenses mainly driven by spending around retail marketing programs, brand events and normal wage inflation. The slight decrease in gross margin percentage in fiscal 2009 was mainly due to a higher sales mix of lower margin footwear products and higher import costs, which more than offset improved year-on-year standard foreign currency rates.

Fiscal 2008 Compared to Fiscal 2007

In the Americas Region, changes in currency exchange rates contributed 7 percentage points of revenue growth for fiscal 2008. Excluding changes in foreign currency exchange rates, the Americas Region reported growth in all markets, led by Argentina, Mexico and Brazil.

The increase in pre-tax income for fiscal 2008 versus the prior year was primarily attributable to higher revenues, improved gross margins and operating overhead leverage, combined with favorable foreign currency translation. These factors were partially offset by higher demand creation spending as a percentage of revenue. The gross margin improvement was driven primarily by higher in-line net pricing margins resulting from a better mix of products sold and fewer discounts offered in fiscal 2008 compared to fiscal 2007. The increase in demand creation spending during fiscal 2008 was primarily attributable to investments in sports marketing, most notably in soccer, brand events and investments in our retail presentation.

Other Businesses

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Revenues
Converse	$915.3	$729.0	26%	$563.8	29%
NIKE Golf	648.3	725.2	-11%	646.3	12%
Cole Haan	471.6	496.2	-5%	468.6	6%
Hurley	202.9	171.1	19%	150.6	14%
Umbro	174.0	53.9	223%	—	—
Bauer	—	201.9	-100%	166.1	22%
Exeter	—	35.1	-100%	67.7	-48%
Other	102.2	118.6	-14%	104.6	13%

Revenues	$2,514.3	$2,531.0	-1%	$2,167.7	17%

Pre-tax Income	$(196.7)	$364.9	-154%	$299.7	22%

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, our Other businesses were primarily comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For fiscal 2008, our Other businesses were primarily comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (which was sold on April 17, 2008), NIKE Golf and Umbro (which was acquired on March 3, 2008).

The slight decrease in Other businesses revenues for fiscal 2009 was primarily attributable to the loss of revenue from NIKE Bauer Hockey and the Starter brand business. Excluding the loss of revenue from NIKE Bauer Hockey and the Starter brand business and the addition of Umbro, Other businesses revenues for fiscal 2009 would have increased 5%, driven by the strong performance from Converse and Hurley, offset by sales decreases at NIKE Golf and Cole Haan, due to reductions in consumer discretionary spending in their respective markets.

Pre-tax income for Other businesses declined for fiscal 2009 primarily as a result of a $401.3 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Excluding the impairment charge, the loss of income from NIKE Bauer Hockey and the Starter brand business along with the dilutive impact of Umbro, pre-tax income for Other businesses would have decreased by 28%, driven by declines in operating results at NIKE Golf and Cole Haan.

For additional information about our impairment charges, see Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the accompanying notes to the consolidated financial statements.

Fiscal 2008 Compared to Fiscal 2007

The increase in Other business revenues was driven by higher revenues across most businesses, most notably Converse and NIKE Golf. The increase in Converse and NIKE Golf is mainly driven by strong consumer demand both in the United States and international markets. The growth at Cole Haan is mainly driven by the strong results at Company-owned retail stores.

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

On March 3, 2008, we completed the acquisition of 100% of the outstanding shares of Umbro, a United Kingdom-based global soccer brand, for a purchase price of £290.5 million in cash (approximately $576.4 million), inclusive of direct transaction costs. This acquisition was intended to strengthen our market position in the United Kingdom and expand NIKE’s global leadership in soccer, a key area of growth for the Company. This acquisition also provides positions in emerging soccer markets such as China, Russia and Brazil. The results of Umbro’s operations have been included in the Company’s consolidated financial statements and in the “Other” operating segment since the date of acquisition. Umbro, which was listed on the London Stock Exchange prior to our acquisition, reported in their 2006 annual report that revenues for calendar year 2006 were approximately $276 million (£149.5 million), and estimated that the combination of Umbro’s calendar year 2006 wholesale revenue and estimated sales revenue earned by Umbro’s licensees from the sale of Umbro products totaled approximately $755 million (£409.4 million).

Following a strategic review of the Company’s existing business portfolio, we concluded that the Starter and NIKE Bauer Hockey businesses did not align with our long-term growth priorities. On December 17, 2007 we completed the sale of the Starter brand business for $60 million in cash. On April 17, 2008, we completed the sale of the NIKE Bauer Hockey business for net proceeds of $189.2 million after working capital adjustments. These transactions resulted in gains of approximately $28.6 million and $32.0 million, respectively, which are reflected in the Corporate line in our segment presentation of pre-tax income in the accompanying notes to the consolidated financial statements (Note 19 — Operating Segments and Related Information).

Corporate Expense

	Fiscal 2009	Fiscal 2008	FY09 vs. FY08 % Change	Fiscal 2007	FY08 vs. FY07 % Change
	(In millions)
Corporate Expense	$(1,629.1)	$(1,482.4)	-10%	$(1,250.7)	-19%

Fiscal 2009 Compared to Fiscal 2008

Corporate expense consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s corporate headquarters, unallocated insurance and benefit programs, foreign currency gains and losses, including hedge gains and losses, corporate eliminations and other items.

The increase in corporate expense in fiscal 2009 was primarily attributable to pre-tax restructuring charges of $195 million, consisting primarily of cash charges related to severance costs.

Foreign currency gains and losses include conversion gains and losses generated by our centrally managed foreign currency hedging program and other conversion gains and losses. Foreign currency gains and losses also include gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to our regions. With the exception of foreign currency gains and losses generated by the EMEA Region and Other businesses, which are reported within their respective operating results, substantially all of the Company’s remaining conversion gains and losses as well as standard to actual foreign currency gains and losses reside at Corporate. In fiscal 2009, foreign currency conversion gains (losses) reported in Corporate expense totaled $45.9 million compared to ($76.3) million in fiscal 2008, which was primarily driven by a net gain from currency hedges in fiscal 2009 versus a net hedge loss in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

The increase in corporate expense from fiscal 2007 to fiscal 2008 was primarily driven by increased employee compensation expense due to the increase in centralized corporate functions, higher performance-based compensation as well as increased investments in demand creation, including other spending around the Beijing Summer Olympics.

In fiscal 2008, foreign currency conversion loss reported in Corporate expense totaled $76.3 million compared to $31.7 million in fiscal 2007, which was primarily driven by a larger net loss from currency hedges in fiscal 2008 versus 2007.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the U.S., in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as sales, purchases and intercompany transactions denominated in non-functional currencies and the translation of foreign currency denominated results of operations, financial position and cash flows into U.S. dollars for consolidated reporting. Our primary foreign currency exposures are related to U.S. dollar transactions at wholly-owned foreign subsidiaries, as well as transactions and translation of results denominated in the Euro, British pound, Chinese renminbi and Japanese yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements, dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis, to manage those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio, and by hedging remaining material exposures, where practical, using derivative instruments such as forward contracts and options. The Company’s hedging policies are designed to partially or entirely offset changes in the underlying exposures being hedged. We account for derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as issued and amended (“FAS 133”). We do not hold or issue derivative financial instruments for speculative trading purposes.

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, which subjects us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases — Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues — A portion of our EMEA Region revenues are earned in currencies other than the Euro (e.g. British pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposures.

3.	Other Revenues and Costs — Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-functional currency asset and liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement under SFAS No. 52, “Foreign Currency Translation,” (“FAS 52”), which may create fluctuations in other (income) expense within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We use currency forward contracts and options with maturities up to 23 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with FAS 133. The fair value of these instruments at May 31, 2009 and 2008 was $248.0 million and $95.3 million in assets and $12.2 million and $149.8 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was not material for any year presented, is immediately recognized in earnings as a component of other (income) expense, net.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to remeasurement are not designated as hedges under FAS 133. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the remeasurement of the related asset or liability. The fair value of these instruments at May 31, 2009 and 2008, was $13.2 million and $34.2 million in assets and $34.3 million and $7.3 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other (income) expense, net and aims to offset foreign currency remeasurement gains and losses of the exposures being hedged.

Refer to Note 18 — Risk Management and Derivatives in the accompanying notes to the consolidated financial statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and pre-tax income was a net translation benefit (detriment) of ($199.4) million and $4.0 million, respectively, for the twelve months ended May 31, 2009.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under FAS 133. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at May 31, 2009 and 2008 was $103.6 million and $7.8 million in assets and $0 and $14.4 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income) expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any year presented, is immediately recognized in earnings as a component of other (income) expense, net.

For fiscal 2009, we estimate that the combination of foreign currency conversion gains in other (income) expense, net and the modestly favorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year increase in consolidated income before income taxes of approximately $124 million.

Refer to Note 18 — Risk Management and Derivatives in the accompanying notes to the consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. During fiscal 2008, we began to hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments, with the effect of preserving the value of future repatriated earnings. In accordance with FAS 133, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any year presented, is immediately recognized in earnings as a component of other (income) expense, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The impact of net investment hedges reflected in OCI was a pre-tax gain (loss) of $161.4 million and ($68.6) million in 2009 and 2008, respectively. Cash flows from net investment hedge settlements totaled $191.3 million and ($76.0) million in 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $1.7 billion for fiscal 2009 compared to $1.9 billion for fiscal 2008. This decrease was mainly due to an increase in cash used for our working capital as a result of lower accounts payable and a higher accounts receivable balance. The decrease in accounts payable was primarily due to lower purchases of inventory as well as a reduction in overall spending. The higher accounts receivable balance is a result of a longer collection cycle, reflecting a more challenging retail environment experienced by our customers in the EMEA and U.S. regions.

Cash used by investing activities was $0.8 billion during fiscal 2009 compared to $0.5 billion in fiscal 2008. The year-over-year increase was primarily due to a net increase in short-term investments purchased in fiscal 2009. The increase in net purchases of short-term investments in fiscal 2009 was partially offset by proceeds from settlement of net investment hedges of $191.3 million. During the second half of fiscal 2008, we began to use net investment hedges to mitigate the risk of variability in foreign-currency-denominated net investments in certain wholly-owned international subsidiaries.

Cash used in financing activities was $0.7 billion during fiscal 2009, compared to $1.2 billion in fiscal 2008. The decrease in fiscal 2009 was primarily due to a decrease in share repurchases to preserve liquidity given the current financial market conditions.

In fiscal 2009, we purchased approximately 10.6 million shares of NIKE’s Class B Common Stock for $639.0 million. As of the end of fiscal 2009, we have repurchased 49.2 million shares for $2.7 billion under the $3 billion program approved by our Board of Directors in June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

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

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2009, and significant endorsement contracts entered into through the date of this report are as follows:

	Cash Payments Due During the Year Ending May 31,
Description of Commitment	2010	2011	2012	2013	2014	Thereafter	Total
	(In millions)
Operating Leases	$330.2	$281.3	$233.6	$195.6	$168.6	$588.5	$1,797.8
Long-term Debt	32.0	6.9	167.1	46.9	56.9	144.6	$454.4
Endorsement Contracts(1)	711.7	654.6	601.0	509.7	431.0	1,293.9	$4,201.9
Product Purchase Obligations(2)	1,985.7	—	—	—	—	—	$1,985.7
Other(3)	247.1	106.3	67.8	78.0	3.0	2.0	$504.2

Total	$3,306.7	$1,049.1	$1,069.5	$830.2	$659.5	$2,029.0	$8,944.0

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

In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the contracts generally do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors including general playing conditions, the number of sporting events in which they participate, and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source, and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

(2)

We generally order product at least four to five months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the consolidated balance sheet as of May 31, 2009.

(3)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of May 31, 2009.

The total liability for uncertain tax positions was $273.9 million, excluding related interest and penalties, at May 31, 2009. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

We also have the following outstanding short-term debt obligations as of May 31, 2009. Please refer to the accompanying notes to the consolidated financial statements (Note 7 — Short-Term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2009
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$342.9
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$78.5

As of May 31, 2009, letters of credit of $154.8 million were outstanding, generally for the purchase of inventory.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of May 31, 2009, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2010 depending on general corporate needs.

As of May 31, 2009, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2009, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of May 31, 2009, $100 million was outstanding under this program at a weighted average interest rate of 0.40%. This borrowing was repaid subsequent to May 31, 2009. We may issue commercial paper from time to time during fiscal 2010 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Continuing volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. Notwithstanding these adverse market conditions, we believe that current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Adopted Accounting Standards

On December 1, 2008, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“FAS 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of FAS 161 did not have an impact on our consolidated financial position or results of operations. For additional information, see Note 18 — Risk Management and Derivatives in the accompanying notes to the consolidated financial statements.

On June 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liability in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by FASB Staff Position FAS 157-2 (“FSP FAS 157-2”) and is effective for the fiscal year beginning June 1, 2009. The adoption of FAS 157 for financial assets and liabilities did not have an impact on our consolidated financial position or results of operations. The adoption of FAS 157 for non-financial assets and liabilities is not expected to have a significant impact on our consolidated financial position or results of operations. See Note 6 — Fair Value Measurements in the accompanying notes to the consolidated financial statements for further discussion.

Also effective June 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of May 31, 2009, we have not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

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

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments in interim and annual reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the quarter ending August 31, 2009. We do not expect the adoption will have an impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. The provisions of FAS 141(R) are effective for business combinations for which the acquisition date is on or after June 1, 2009. Generally, the effects of FAS 141(R) will depend on future acquisitions. The provisions of FAS No. 160 are effective for the Company beginning June 1, 2009. We do not expect that the adoption of FAS 160 will have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our consolidated financial position or results of operations.

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

Property, Plant and Equipment and Definite-Lived Assets

Property, plant and equipment, including buildings, equipment, and computer hardware and software are recorded at cost (including, in some cases, the cost of internal labor) and are depreciated over the estimated useful life. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset’s net book value to its salvage value.

We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

Goodwill and Indefinite-Lived Intangible Assets

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), we perform annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors. The impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of the reporting unit’s business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded firms in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

We believe the weighted use of discounted cash flows and the market valuation approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within our industry; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. In measuring the fair value for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

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

Stock-based Compensation

As of the first quarter of fiscal 2007, we account for stock-based compensation in accordance with SFAS No. 123R “Share-Based Payment” (“FAS 123R”). Under the provisions of FAS 123R, the fair value of stock-based compensation is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Expected volatility is estimated based on implied volatility in market traded options on our common stock with a term greater than one year, along with other factors. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Taxes

We record valuation allowances against our deferred tax assets, when necessary, in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, which increases our income tax expense in the period when such determination is made.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). On a quarterly basis, we reevaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in income tax expense.

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

We are exposed to foreign currency fluctuation as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to minimize both the positive or negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements dependent upon hedge horizons. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party and intercompany transactions. We also use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation and economic exposures related to our net investment in those subsidiaries.

When we begin hedging exposures, the type and duration of each hedge depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within twelve to eighteen months, although at May 31, 2009 we had forward contracts hedging anticipated transactions that will be recognized in as many as 23 months. The majority of the contracts expiring in more than twelve months relate to the anticipated purchase of inventory by one of our European subsidiaries. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in Euro, Japanese yen and British pound. See Section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.

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

Market Risk Measurement

We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. dollar denominated debt, and fixed interest rate Japanese yen denominated debt.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $67.8 million and $34.9 million at May 31, 2009 and May 31, 2008, respectively. The VaR increased, despite a reduction in the total notional value of our foreign currency derivative instruments, as a result of increased foreign currency volatilities at May 31, 2009 as compared to

May 31, 2008. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $207.4 million and $32.3 million during fiscal 2009 and fiscal 2008, respectively.

The instruments not included in the VaR are intercompany loans denominated in non-functional currencies, fixed interest rate Japanese yen denominated debt, fixed interest rate U.S. dollar denominated debt and interest rate swaps. Intercompany loans and related interest amounts are eliminated in consolidation. Furthermore, our non-functional currency intercompany loans are substantially hedged against foreign exchange risk through the use of forward contracts, which are included in the VaR calculation above. We, therefore, consider the interest rate and foreign currency market risks associated with our non-functional currency intercompany loans to be immaterial to our consolidated financial position, results from operations and cash flows.

Details of third party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates as of May 31, 2009.

	Expected Maturity Date
	Year Ended May 31,
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Japanese Yen Functional Currency
Long Term Japanese yen debt — Fixed rate
Principal payments	$6.9	$6.9	$167.1	$6.9	$6.9	$44.7	$239.4	$235.9
Average interest rate	2.4%	2.4%	3.4%	2.4%	2.4%	2.4%	2.5%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese yen debt — Fixed rate
Principal payments	$6.9	$6.9	$167.1	$6.9	$6.9	$44.7	$239.4	$235.9
Average interest rate	2.4%	2.4%	3.4%	2.4%	2.4%	2.4%	2.5%
U.S. Dollar Functional Currency
Long-term U.S. dollar debt — Fixed rate swapped to Floating rate
Principal payments	$25.0	$—	$—	$40.0	$—	$100.0	$165.0	$169.0
Average interest rate	3.1%	—	—	3.1%	—	1.6%	2.2%
Long-term U.S. dollar debt — Fixed rate
Principal payments	$—	$—	$—	$—	$—	$50.0	$50.0	$51.5
Average interest rate	—	—	—	—	—	4.7%	4.7%

The fixed interest rate Japanese yen denominated debts were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly re-measurement of these instruments due to changes in foreign exchange rates is recognized in accumulated other comprehensive income upon the consolidation of this subsidiary.

In fiscal 2003, we entered into a receive-floating, pay-fixed interest rate swap related to a Japanese yen denominated intercompany loan with one of our Japanese subsidiaries. This interest rate swap was not designated as a hedge instrument under FAS 133. Accordingly, changes in the fair value of the swap were recorded to consolidated net income each period. The change in fair value of the swap was not material for the years ended May 31, 2009, 2008 and 2007. Both the intercompany loan and the related interest rate swap matured during fiscal 2009.

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

Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the company that could have a material effect on the financial statements.

While “reasonable assurance” is a high level of assurance, it does not mean absolute assurance. Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by the collusion of two or more people, including our senior management. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2009.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2009, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Portland, Oregon
July 27, 2009

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2009	2008	2007
	(In millions, except per share data)
Revenues	$19,176.1	$18,627.0	$16,325.9
Cost of sales	10,571.7	10,239.6	9,165.4

Gross margin	8,604.4	8,387.4	7,160.5
Selling and administrative expense	6,149.6	5,953.7	5,028.7
Restructuring charges (Note 16)	195.0	—	—
Goodwill impairment (Note 4)	199.3	—	—
Intangible and other asset impairment (Note 4)	202.0	—	—
Interest income, net (Notes 1, 7 and 8)	(9.5)	(77.1)	(67.2)
Other (income) expense, net (Notes 17 and 18)	(88.5)	7.9	(0.9)

Income before income taxes	1,956.5	2,502.9	2,199.9
Income taxes (Note 9)	469.8	619.5	708.4

Net income	1,486.7	1,883.4	1,491.5

Basic earnings per common share (Note 12)	$3.07	$3.80	$2.96

Diluted earnings per common share (Note 12)	$3.03	$3.74	$2.93

Dividends declared per common share	$0.98	$0.875	$0.71

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2009	2008
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$2,291.1	$2,133.9
Short-term investments	1,164.0	642.2
Accounts receivable, net (Note 1)	2,883.9	2,795.3
Inventories (Notes 1 and 2)	2,357.0	2,438.4
Deferred income taxes (Note 9)	272.4	227.2
Prepaid expenses and other current assets	765.6	602.3

Total current assets	9,734.0	8,839.3

Property, plant and equipment, net (Note 3)	1,957.7	1,891.1
Identifiable intangible assets, net (Note 4)	467.4	743.1
Goodwill (Note 4)	193.5	448.8
Deferred income taxes and other assets (Notes 9 and 18)	897.0	520.4

Total assets	$13,249.6	$12,442.7

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$32.0	$6.3
Notes payable (Note 7)	342.9	177.7
Accounts payable (Note 7)	1,031.9	1,287.6
Accrued liabilities (Notes 5 and 18)	1,783.9	1,761.9
Income taxes payable (Note 9)	86.3	88.0

Total current liabilities	3,277.0	3,321.5

Long-term debt (Note 8)	437.2	441.1
Deferred income taxes and other liabilities (Note 9)	842.0	854.5
Commitments and contingencies (Notes 15 and 18)	—	—
Redeemable Preferred Stock (Note 10)	0.3	0.3
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 95.3 and 96.8 shares outstanding	0.1	0.1
Class B — 390.2 and 394.3 shares outstanding	2.7	2.7
Capital in excess of stated value	2,871.4	2,497.8
Accumulated other comprehensive income (Note 14)	367.5	251.4
Retained earnings	5,451.4	5,073.3

Total shareholders’ equity	8,693.1	7,825.3

Total liabilities and shareholders’ equity	$13,249.6	$12,442.7

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Cash provided by operations:
Net income	$1,486.7	$1,883.4	$1,491.5
Income charges (credits) not affecting cash:
Depreciation	335.0	303.6	269.7
Deferred income taxes	(294.1)	(300.6)	34.1
Stock-based compensation (Note 11)	170.6	141.0	147.7
Impairment of goodwill, intangibles and other assets (Note 4)	401.3	—	—
Gain on divestitures (Note 17)	—	(60.6)	—
Amortization and other	48.3	17.9	0.5
Changes in certain working capital components and other assets and liabilities excluding the impact of acquisition and divestitures:
Increase in accounts receivable	(238.0)	(118.3)	(39.6)
Decrease (increase) in inventories	32.2	(249.8)	(49.5)
Decrease (increase) in prepaid expenses and other current assets	14.1	(11.2)	(60.8)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(220.0)	330.9	85.1

Cash provided by operations	1,736.1	1,936.3	1,878.7

Cash (used) provided by investing activities:
Purchases of short-term investments	(2,908.7)	(1,865.6)	(2,133.8)
Maturities of short-term investments	2,390.0	2,246.0	2,516.2
Additions to property, plant and equipment	(455.7)	(449.2)	(313.5)
Disposals of property, plant and equipment	32.0	1.9	28.3
Increase in other assets, net of other liabilities	(47.0)	(21.8)	(4.3)
Settlement of net investment hedges	191.3	(76.0)	—
Acquisition of subsidiary, net of cash acquired (Note 4)	—	(571.1)	—
Proceeds from divestitures (Note 17)	—	246.0	—

Cash (used) provided by investing activities	(798.1)	(489.8)	92.9

Cash used by financing activities:
Proceeds from issuance of long-term debt	—	—	41.8
Reductions in long-term debt, including current portion	(6.8)	(35.2)	(255.7)
Increase in notes payable	177.1	63.7	52.6
Proceeds from exercise of stock options and other stock issuances	186.6	343.3	322.9
Excess tax benefits from share-based payment arrangements	25.1	63.0	55.8
Repurchase of common stock	(649.2)	(1,248.0)	(985.2)
Dividends — common and preferred	(466.7)	(412.9)	(343.7)

Cash used by financing activities	(733.9)	(1,226.1)	(1,111.5)

Effect of exchange rate changes	(46.9)	56.8	42.4

Net increase in cash and equivalents	157.2	277.2	902.5
Cash and equivalents, beginning of year	2,133.9	1,856.7	954.2

Cash and equivalents, end of year	$2,291.1	$2,133.9	$1,856.7

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$46.7	$44.1	$60.0
Income taxes	765.2	717.5	601.1
Dividends declared and not paid	121.4	112.9	92.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2006	127.8	$0.1	384.2	$2.7	$1,447.3	$121.7	$4,713.4	$6,285.2
Stock options exercised			10.7		349.7			349.7
Conversion to Class B Common Stock	(10.2)		10.2					—
Repurchase of Class B Common Stock			(22.1)		(13.2)		(962.0)	(975.2)
Dividends on Common stock ($0.71 per share)							(357.2)	(357.2)
Issuance of shares to employees			1.2		30.1			30.1
Stock-based compensation (Note 11):					147.7			147.7
Forfeiture of shares from employees			(0.1)		(1.6)		(0.5)	(2.1)
Comprehensive income (Note 14):
Net income							1,491.5	1,491.5
Other comprehensive income:								—
Foreign currency translation and other (net of tax expense of $5.4)						84.6		84.6
Net loss on cash flow hedges (net of tax benefit of $9.5)						(38.1)		(38.1)
Reclassification to net income of previously deferred losses related to hedge derivatives (net of tax benefit of $3.6)						21.4		21.4

Comprehensive income						67.9	1,491.5	1,559.4
Adoption of FAS 158 (net of tax benefit of $5.4) (Note 13):						(12.2)		(12.2)

Balance at May 31, 2007	117.6	$0.1	384.1	$2.7	$1,960.0	$177.4	$4,885.2	$7,025.4

Stock options exercised			9.1		372.2			372.2
Conversion to Class B Common Stock	(20.8)		20.8					—
Repurchase of Class B Common Stock			(20.6)		(12.3)		(1,235.7)	(1,248.0)
Dividends on Common stock ($0.875 per share)							(432.8)	(432.8)
Issuance of shares to employees			1.0		39.2			39.2
Stock-based compensation (Note 11):					141.0			141.0
Forfeiture of shares from employees			(0.1)		(2.3)		(1.1)	(3.4)
Comprehensive income (Note 14):
Net income							1,883.4	1,883.4
Other comprehensive income:
Foreign currency translation and other (net of tax expense of $101.6)						211.9		211.9
Realized foreign currency translation gain due to divestiture (Note 17):						(46.3)		(46.3)
Net loss on cash flow hedges (net of tax benefit of $67.7)						(175.8)		(175.8)
Net loss on net investment hedges (net of tax benefit of $25.1)						(43.5)		(43.5)
Reclassification to net income of previously deferred losses related to hedge derivatives (net of tax benefit of $49.6)						127.7		127.7

Comprehensive income						74.0	1,883.4	1,957.4
Adoption of FIN 48 (Note 9)							(15.6)	(15.6)
Adoption of EITF 06-2 Sabbaticals (net of tax benefit of $6.2)							(10.1)	(10.1)

Balance at May 31, 2008	96.8	$0.1	394.3	$2.7	$2,497.8	$251.4	$5,073.3	$7,825.3

Stock options exercised			4.0		167.2			167.2
Conversion to Class B Common Stock	(1.5)		1.5					—
Repurchase of Class B Common Stock			(10.6)		(6.3)		(632.7)	(639.0)
Dividends on Common stock ($0.98 per share)							(475.2)	(475.2)
Issuance of shares to employees			1.1		45.4			45.4
Stock-based compensation (Note 11):					170.6			170.6
Forfeiture of shares from employees			(0.1)		(3.3)		(0.7)	(4.0)
Comprehensive income (Note 14):
Net income							1,486.7	1,486.7
Other comprehensive income:
Foreign currency translation and other (net of tax benefit of $177.5)						(335.3)		(335.3)
Net gain on cash flow hedges (net of tax expense of $167.5)						453.6		453.6
Net gain on net investment hedges (net of tax expense of $55.4)						106.0		106.0
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $39.6)						(108.2)		(108.2)

Comprehensive income						116.1	1,486.7	1,602.8

Balance at May 31, 2009	95.3	$0.1	390.2	$2.7	$2,871.4	$367.5	$5,451.4	$8,693.1

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Description of Business

NIKE, Inc. is a worldwide leader in the design, marketing and distribution of athletic and sports-inspired footwear, apparel, equipment and accessories. Wholly-owned Nike subsidiaries include Cole Haan, which designs, markets and distributes dress and casual shoes, handbags, accessories and coats; Converse Inc., which designs, markets and distributes athletic and causal footwear, apparel and accessories; Hurley International LLC, which designs, markets and distributes action sports and youth lifestyle footwear, apparel and accessories; and Umbro Ltd., which designs, distributes and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of soccer.

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

Through cooperative advertising programs, the Company reimburses retail customers for certain costs of advertising the Company’s products. The Company records these costs in selling and administrative expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run.

Total advertising and promotion expenses were $2,351.3 million, $2,308.3 million, and $1,912.4 million for the years ended May 31, 2009, 2008 and 2007, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other assets totaled $280.0 million and $266.7 million at May 31, 2009 and 2008, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and equivalents approximate fair value.

Short-term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. Treasury, U.S. agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. At May 31, 2009, the Company did not hold any short-term investments that were classified as held-to-maturity. Short-term investments of $124.9 million as of May 31, 2008 were classified as held-to-maturity and were primarily comprised of U.S. Treasury and U.S. agency securities.

Available-for-sale debt securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies these securities as short-term investments within current assets on the consolidated balance sheet. As of May 31, 2009, the Company held $1,005.0 million of available-for-sale securities with maturity dates within one year and $159.0 million with maturity dates over one year and less than five years.

Investments classified as available-for-sale consist of the following at fair value:

	As of May 31,
	2009	2008
	(In millions)
Available-for-sale investments:
U.S. treasury and agencies	$772.8	$194.1
Corporate commercial paper and bonds	391.2	323.2

Total available-for-sale investments	$1,164.0	$517.3

Included in interest income, net for the years ended May 31, 2009, 2008, and 2007, was interest income of $49.7 million, $115.8 million and $116.9 million, respectively, related to short-term investments and cash and equivalents.

Allowance for Uncollectible Accounts Receivable

Accounts receivable consists principally of amounts receivable from customers. We make ongoing estimates relating to the collectibility of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than twelve months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $110.8 million and $78.4 million at May 31, 2009 and 2008, respectively, of which $36.9 million and $36.7 million was recorded in other assets.

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

Impairment of Long-Lived Assets

The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset, or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset groups carrying amount and its estimated fair value.

Identifiable Intangible Assets and Goodwill

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“FAS 142”), the Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, or an expectation that the carrying amount may not be recoverable, among other factors. The impairment test requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit’s goodwill over its implied fair value should such a circumstance arise.

The Company generally bases its measurement of fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company’s significant estimates in the discounted cash flows model include: its weighted average cost of capital; long-term rate of growth and profitability of the

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reporting unit’s business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

The Company believes the weighted use of discounted cash flows and the market valuation approach is the best method for determining the fair value of its reporting units because these are the most common valuation methodologies used within its industry; and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. In measuring the fair value for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders’ equity.

The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement under SFAS No. 52, “Foreign Currency Translation,” (“FAS 52”), the impact of which is recorded in other (income) expense, net, within our consolidated statements of income.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. The Company accounts for derivatives pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“FAS 133”). FAS 133 establishes accounting and reporting standards for derivative instruments and requires all derivatives be recorded at fair value on the balance sheet. Changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity), debt or net income depending on the underlying exposure being hedged and the extent to which the derivative is effective.

See Note 18 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.

Stock-Based Compensation

On June 1, 2006, the Company adopted SFAS No. 123R “Share-Based Payment” (“FAS 123R”), which requires the Company to record expense for stock-based compensation to employees using a fair value method. Under FAS 123R, the Company estimates the fair value of options granted under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”) and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as selling and administrative expense in the consolidated statements of income over the vesting period using the straight-line method.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the modified prospective transition method prescribed by FAS 123R, which does not require the restatement of financial results for previous periods. In accordance with this transition method, the Company’s consolidated statements of income for the years ended May 31, 2009, 2008 and 2007 includes (i) amortization of outstanding stock-based compensation granted prior to, but not vested, as of June 1, 2006, based on the fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) and (ii) amortization of all stock-based awards granted subsequent to June 1, 2006, based on the fair value estimated in accordance with the provisions of FAS 123R.

To calculate the excess tax benefits available for use in offsetting future tax shortfalls as of the date of implementation, the Company is following the alternative transition method discussed in FASB Staff Position No. 123R-3, “Transition Election Relating to Accounting for the Tax Effects of Share-Based Payment Awards.”

See Note 11 — Common Stock and Stock-Based Compensation for more information on the Company’s stock programs.

Income Taxes

The Company accounts for income taxes using the asset and liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. United States income taxes are provided currently on financial statement earnings of non-U.S. subsidiaries that are expected to be repatriated. The Company determines annually the amount of undistributed non-U.S. earnings to invest indefinitely in its non-U.S. operations. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 9 — Income Taxes for further discussion.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards. See Note 12 — Earnings Per Share for further discussion.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2009 presentation, including a reclassification to investing activities for the settlement of net investment hedges in the consolidated statement of cash flows. These reclassifications had no impact on previously reported results of operations or shareholders’ equity and do not affect previously reported cash flows from operations, financing activities or net change in cash and equivalents.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

On December 1, 2008, the Company adopted Statement of SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No.133” (“FAS 161”), which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and the related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows. The adoption of FAS 161 did not have an impact on the Company’s consolidated financial position or results of operations. For additional information, see Note 18 — Risk Management and Derivatives.

On June 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”) for financial assets and liabilities, which clarifies the meaning of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined under FAS 157 as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the assets or liabilities in an orderly transaction between market participants on the measurement date. Subsequent changes in fair value of these financial assets and liabilities are recognized in earnings or other comprehensive income when they occur. The effective date of the provisions of FAS 157 for non-financial assets and liabilities, except for items recognized at fair value on a recurring basis, was deferred by Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 (“FSP FAS 157-2”) and are effective for the fiscal year beginning June 1, 2009. The adoption of FAS 157 for financial assets and liabilities did not have an impact on the Company’s consolidated financial position or results of operations. The adoption of FAS 157 for non-financial assets and liabilities is not expected to have an impact on the Company’s consolidated financial position or results of operations. For additional information on the fair value of financial assets and liabilities, see Note 6 — Fair Value Measurements.

Also effective June 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), which allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. As of May 31, 2009, the Company has not elected the fair value option for any additional financial assets and liabilities beyond those already prescribed by accounting principles generally accepted in the United States.

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of FAS 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective upon issuance and the application of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for the quarter ending August 31, 2009. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion No. 28, “Interim Financial

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reporting”, to require disclosures about fair value of financial instruments in interim and annual reporting periods. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the quarter ending August 31, 2009. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. FAS 141(R) is effective for business combinations for which the acquisition date is on or after June 1, 2009. Generally, the effects of FAS 141(R) will depend on future acquisitions. FAS 160 is effective for the Company beginning June 1, 2009. The Company does not expect the adoption of FAS 160 will have a material impact on its consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP FAS 142-3 are effective for the fiscal year beginning June 1, 2009. The Company does not expect the adoption of FSP FAS 142-3 will have a material impact on its consolidated financial position or results of operations.

Note 2 — Inventories

Inventory balances of $2,357.0 million and $2,438.4 million at May 31, 2009 and 2008, respectively, were substantially all finished goods.

Note 3 — Property, Plant and Equipment

Property, plant and equipment includes the following:

	As of May 31,
	2009	2008
	(In millions)
Land	$221.6	$209.4
Buildings	974.0	934.6
Machinery and equipment	2,094.3	2,005.0
Leasehold improvements	802.0	757.3
Construction in process	163.8	196.7

	4,255.7	4,103.0
Less accumulated depreciation	2,298.0	2,211.9

	$1,957.7	$1,891.1

Capitalized interest was not material for the years ended May 31, 2009, 2008 and 2007.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment

Acquisition

On March 3, 2008, the Company completed its acquisition of 100% of the outstanding shares of Umbro, a leading United Kingdom-based global soccer brand, for a purchase price of 290.5 million British pounds sterling in cash (approximately $576.4 million), inclusive of direct transaction costs. This acquisition is intended to strengthen the Company’s market position in the United Kingdom and expand NIKE’s global leadership in soccer, a key area of growth for the Company. This acquisition also provides positions in emerging soccer markets such as China, Russia and Brazil. The results of Umbro’s operations have been included in the Company’s consolidated financial statements since the date of acquisition as part of the Company’s “Other” operating segment.

The acquisition of Umbro was accounted for as a purchase business combination in accordance with SFAS No. 141 “Business Combinations.” The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill.

Based on our preliminary purchase price allocation at May 31, 2008, identifiable intangible assets and goodwill relating to the purchase approximated $419.5 million and $319.2 million, respectively. Goodwill recognized in this transaction is deductible for tax purposes. Identifiable intangible assets include $378.4 million for trademarks that have an indefinite life, and $41.1 million for other intangible assets consisting of Umbro’s sourcing network, established customer relationships, and the United Soccer League Franchise. These intangible assets will be amortized on a straight line basis over estimated lives of 12 to 20 years.

During the quarter ended February 28, 2009, the Company finalized the purchase-price accounting for Umbro and made revisions to preliminary estimates, including valuations of tangible and intangible assets and certain contingencies, as further evaluations were completed and information was received from third parties subsequent to the acquisition date. These revisions to preliminary estimates resulted in a $12.4 million decrease in the value of identified intangible assets, primarily Umbro’s sourcing network, and an $11.2 million increase in non-current liabilities, primarily related to liabilities assumed for certain contingencies and adjustments made to deferred taxes related to the fair value of assets acquired. These changes in assets acquired and liabilities assumed affect the amount of goodwill recorded.

The following table summarizes the allocation of the purchase price, including transaction costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition based on their estimated fair values, including final purchase accounting adjustments (in millions):

	May 31, 2008 Preliminary	Adjustments	May 31, 2009 Final
Current assets	$87.2	—	$87.2
Non-current assets	90.2	—	90.2
Identified intangible assets	419.5	(12.4)	407.1
Goodwill	319.2	23.6	342.8
Current liabilities	(60.3)	—	(60.3)
Non-current liabilities	(279.4)	(11.2)	(290.6)

Net assets acquired	$576.4	$—	$576.4

The pro forma effect of the acquisition on the combined results of operations for fiscal 2008 was not material.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Umbro Impairment

In accordance with FAS 142 “Goodwill and Other Intangible Assets,” the Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or intangible assets with an indefinite life below its carrying value. As a result of a significant decline in global consumer demand and continued weakness in the macroeconomic environment, as well as decisions by Company management to adjust planned investment in the Umbro brand, the Company concluded that sufficient indicators of impairment existed to require the performance of an interim assessment of Umbro’s goodwill and indefinite lived intangible assets as of February 1, 2009. Accordingly, the Company performed the first step of the goodwill impairment assessment for Umbro by comparing the estimated fair value of Umbro to its carrying amount, and determined there was a potential impairment of goodwill as the carrying amount exceeded the estimated fair value. Therefore, the Company performed the second step of the assessment which compared the implied fair value of Umbro’s goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of Umbro to all of its assets and liabilities, including both recognized and unrecognized intangibles, in the same manner as goodwill was determined in the original business combination.

The Company measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. The assessments of the Company resulted in the recognition of impairment charges of $199.3 million and $181.3 million related to Umbro’s goodwill and trademark, respectively, during the third quarter ended February 28, 2009. A deferred tax benefit of $54.5 million was recognized as a result of the trademark impairment charge. In addition to the above impairment analysis, the Company determined an equity investment held by Umbro was impaired, and recognized a charge of $20.7 million related to the impairment of this investment. These charges are included in the Company’s “Other” category for segment reporting purposes.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Identified Intangible Assets and Goodwill

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes. The following table summarizes the Company’s goodwill balance as of May 31, 2009 and 2008 (in millions):

Goodwill, May 31, 2007	$ 130.8
Acquisition of Umbro Plc	319.2
Other(1)	(1.2)

Goodwill, May 31, 2008	448.8
Purchase price adjustments	23.6
Impairment charge	(199.3)
Other(1)	(79.6)

Goodwill, May 31, 2009	$193.5

(1)	Other consists of foreign currency translation adjustments on Umbro goodwill.

The following table summarizes the Company’s identifiable intangible asset balances as of May 31, 2009 and 2008.

	May 31, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$56.6	$(17.2)	$39.4	$47.5	$(14.4)	$33.1
Trademarks	37.5	(10.9)	26.6	13.2	(7.8)	5.4
Other	40.0	(19.6)	20.4	65.2	(19.7)	45.5

Total	$134.1	$(47.7)	$86.4	$125.9	$(41.9)	$84.0

Unamortized intangible assets — Trademarks			$381.0			$659.1

Identifiable intangible assets, net			$467.4			$743.1

The effect of foreign exchange fluctuations for the year ended May 31, 2009 reduced unamortized intangible assets by approximately $98.2 million, resulting from the strengthening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $11.9 million, $9.2 million and $9.9 million for the years ended May 31, 2009, 2008, and 2007, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2010 through May 31, 2014 are as follows: 2010: $12.6 million; 2011: $12.2 million; 2012: $11.5 million; 2013: $9.6 million; 2014: $7.6 million.

During the year ended May 31, 2008, the gross carrying amount of unamortized and amortized trademarks were reduced by $59.6 million and $37.5 million, respectively, as a result of the Company’s divestitures of the Starter brand business and NIKE Bauer Hockey during the year ended May 31, 2008. See Note 17 — Divestitures for more information the Company’s divestitures.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Accrued Liabilities

Accrued liabilities include the following:

	May 31,
	2009	2008
	(In millions)
Compensation and benefits, excluding taxes	$491.9	$538.0
Endorser compensation	237.1	203.5
Taxes other than income taxes	161.9	147.6
Restructuring charges(1)	149.6	—
Dividends payable	121.4	112.9
Advertising and marketing	97.6	121.4
Fair value of derivatives	68.9	173.3
Import and logistics costs	59.4	78.8
Other(2)	396.1	386.4

	$1,783.9	$1,761.9

(1)

Accrued restructuring charges primarily consist of severance costs relating to the Company’s restructuring activities that took place during the fourth quarter of fiscal 2009. See Note 16 — Restructuring Charges for more information.

(2)	Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at May 31, 2009 or 2008.

Note 6 — Fair Value Measurements

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives	$—	$378.7	$—	$378.7	Other current assets and other long-term assets
Available-for-sale securities	240.0	1,314.8	—	1,554.8	Cash equivalents
Available-for-sale securities	467.9	696.1	—	1,164.0	Short-term investments

Total assets	$707.9	$2,389.6	$—	$3,097.5

Liabilities
Derivatives	$—	$68.9	$—	$68.9	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$68.9	$—	$68.9

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the year ended May 31, 2009.

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

The Company had no material Level 3 measurements as of May 31, 2009.

In accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, the Company annually discloses the fair value of its debt, which is recorded on the consolidated balance sheets at adjusted cost. Refer to Note 8 — Long-Term Debt for additional detail.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2009 and 2008, are summarized below:

	May 31,
	2009			2008
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)
Notes payable:
Commercial Paper	$100.0	0.40%		$—	—
U.S. operations	31.2	1.81%	(1)	18.6	0.00%	(1)
Non-U.S. operations	211.7	4.15%	(1)	159.1	6.80%	(1)

	$342.9			$177.7

Sojitz America	$78.5	1.57%		$65.9	3.51%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

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

As of May 31, 2009, the Company had $100.0 million outstanding under its commercial paper program at a weighted average interest rate of 0.40%. No borrowings were outstanding at May 31, 2008.

In December 2006, the Company entered into a $1 billion revolving credit facility with a group of banks. The facility matures in December 2012. Based on the Company’s current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.15%. The facility fee is 0.05% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2009. No amounts were outstanding under this facility as of May 31, 2009 or 2008.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Long-Term Debt

Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, is comprised of the following:

	May 31,
	2009	2008
	(In millions)
5.375% Corporate Bond, payable July 8, 2009	$25.1	$25.5
5.66% Corporate Bond, payable July 23, 2012	27.4	26.1
5.4% Corporate Bond, payable August 7, 2012	16.2	15.4
4.7% Corporate Bond, payable October 1, 2013	50.0	50.0
5.15% Corporate Bonds, payable October 15, 2015	111.1	104.5
4.3% Japanese yen note, payable June 26, 2011	108.5	99.6
1.5% Japanese yen note, payable February 14, 2012	51.7	47.4
2.6% Japanese yen note, maturing August 20, 2001 through November 20, 2020	54.7	54.5
2.0% Japanese yen note, maturing August 20, 2001 through November 20, 2020	24.5	24.4

Total	469.2	447.4
Less current maturities	32.0	6.3

	$437.2	$441.1

The scheduled maturity of long-term debt in each of the years ending May 31, 2010 through 2014 are $32.0 million, $6.9 million, $167.1 million, $46.9 million and $56.9 million, at face value, respectively.

The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $456.4 million at May 31, 2009 and $450.8 million at May 31, 2008.

In fiscal years 2003 and 2004, the Company issued a total of $240 million in medium-term notes of which $215 million, at face value, were outstanding at May 31, 2009 and 2008. The outstanding notes have coupon rates that range from 4.70% to 5.66% and maturity dates ranging from July 2009 to October 2015. For each of these notes, except the $50 million note maturing in October 2013, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the three-month or six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. At May 31, 2009, the interest rates payable on these swap agreements ranged from approximately 1.5% to 3.2%.

In June 1996, one of the Company’s Japanese subsidiaries, NIKE Logistics YK, borrowed ¥10.5 billion (approximately $108.5 million as of May 31, 2009) in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement of the borrowing.

In July 1999, NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly. As of May 31, 2009, ¥7.7 billion (approximately $79.2 million) in loans remain outstanding.

In February 2007, NIKE Logistics YK entered into a ¥5.0 billion (approximately $51.7 million as of May 31, 2009) term loan that replaced certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Income before income taxes:
United States	$845.7	$713.0	$805.1
Foreign	1,110.8	1,789.9	1,394.8

	$1,956.5	$2,502.9	$2,199.9

The provision for income taxes is as follows:

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Current:
United States
Federal	$410.1	$469.9	$352.6
State	46.1	58.4	59.6
Foreign	307.7	391.8	261.9

	763.9	920.1	674.1

Deferred:
United States
Federal	(251.4)	(273.0)	38.7
State	(7.9)	(5.0)	(4.8)
Foreign	(34.8)	(22.6)	0.4

	(294.1)	(300.6)	34.3

	$469.8	$619.5	$708.4

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and (liabilities) are comprised of the following:

	May 31,
	2009	2008
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$17.9	$13.1
Inventories	52.8	49.2
Sales return reserves	52.8	49.2
Deferred compensation	160.9	158.4
Stock-based compensation	93.7	55.2
Reserves and accrued liabilities	66.7	57.0
Property, plant, and equipment	—	7.9
Foreign loss carry-forwards	31.9	40.1
Foreign tax credit carry-forwards	32.7	91.9
Hedges	1.1	42.9
Undistributed earnings of foreign subsidiaries	272.9	—
Other	46.2	40.5

Total deferred tax assets	829.6	605.4

Valuation allowance	(26.0)	(40.7)

Total deferred tax assets after valuation allowance	803.6	564.7

Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	—	(113.2)
Property, plant and equipment	(92.2)	(67.4)
Intangibles	(100.7)	(214.2)
Hedges	(86.6)	(1.3)
Other	(4.2)	(0.7)

Total deferred tax liability	(283.7)	(396.8)

Net deferred tax asset	$519.9	$167.9

At the end of fiscal 2009, the Company reported a net deferred tax asset of $272.9 million associated with its investment in certain non-U.S. subsidiaries. Prior to fiscal 2009, the Company reported a net deferred tax liability for book to tax differences in its investment in non-U.S. subsidiaries. The change to a deferred tax asset position at the end of fiscal 2009 is due primarily to the impact of the impairment of Umbro’s goodwill, intangible and other assets as described in Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment.

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.2%	1.4%	1.6%
Foreign earnings	-14.9%	-12.9%	-4.1%
Other, net	2.7%	1.3%	-0.3%

Effective income tax rate	24.0%	24.8%	32.2%

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate for the year ended May 31, 2009 of 24.0% decreased from the fiscal 2008 effective tax rate of 24.8%. The effective tax rate for the year ended May 31, 2009 was favorably impacted by a benefit associated with the impairment of goodwill, intangible, and other assets of Umbro (see Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment), the impact of the resolution of audit items and the retroactive reinstatement of the research and development tax credit. The Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which was signed into law during the second quarter of fiscal 2009, reinstated the U.S. federal research and development tax credit retroactive to January 1, 2008. The effective tax rate for the year ended May 31, 2008 of 24.8% decreased from the fiscal 2007 effective tax rate of 32.2%. Over the few years preceding fiscal 2008, a number of international entities generated losses for which the Company did not recognize offsetting tax benefits because the realization of those benefits was uncertain. The necessary steps to realize these benefits were taken in the first quarter of fiscal 2008, resulting in a one-time reduction of the effective tax rate for the year ended May 31, 2008. Also reflected in the effective tax rate for the years ended May 31, 2009 and May 31, 2008 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States, as our tax rates on those operations are generally lower than the U.S. statutory rate.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) effective June 1, 2007. Upon adoption, the Company recognized an additional long-term liability of $89.4 million for unrecognized tax benefits, $15.6 million of which was recorded as a reduction to the Company’s beginning retained earnings, and the remaining $73.8 million was recorded as a reduction to the Company’s noncurrent deferred tax liability. In addition, the Company reclassified $12.2 million of unrecognized tax benefits from income taxes payable to other long term liabilities in conjunction with the adoption of FIN 48.

At the adoption date of June 1, 2007, the Company had $122.5 million of gross unrecognized tax benefits, excluding related interest and penalties, $30.7 million of which would affect the Company’s effective tax rate if recognized in future periods. Including related interest and penalties and net of federal benefit of interest and unrecognized state tax benefits, at June 1, 2007, the Company had $135.0 million of total unrecognized tax benefits, $52.0 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2009, the total gross unrecognized tax benefits, excluding related interest and penalties, were $273.9 million, $110.6 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2008 was $251.1 million, $60.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The Company does not anticipate total unrecognized tax benefits will change significantly within the next 12 months.

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	May 31,
	2009	2008
	(In millions)
Unrecognized tax benefits, as of the beginning of the period	$251.1	$122.5
Gross increases related to prior period tax positions	53.2	71.6
Gross decreases related to prior period tax positions	(61.7)	(23.1)
Gross increases related to current period tax positions	71.5	87.7
Settlements	(29.3)	(13.4)
Lapse of statute of limitations	(4.1)	(0.7)
Changes due to currency translation	(6.8)	6.5

Unrecognized tax benefits, as of the end of the period	$273.9	$251.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties related to income tax matters in income tax expense. Upon adoption of FIN 48 at June 1, 2007, the Company had $32.0 million (excluding federal benefit) accrued for interest and penalties related to uncertain tax positions. The liability for payment of interest and penalties increased $2.2 million and $41.2 million during the years ended May 31, 2009 and 2008, respectively. As of May 31, 2009 and 2008, accrued interest and penalties related to uncertain tax positions was $75.4 million and $73.2 million, respectively (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently subject to examination by the Internal Revenue Service for the 2007, 2008 and 2009 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar year 1998 and fiscal year 2002, respectively.

The Company has indefinitely reinvested approximately $2.6 billion of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

Deferred tax assets at May 31, 2009 and 2008, respectively, were reduced by a valuation allowance relating to tax benefits of certain foreign subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized. The net change in the valuation allowance was a decrease of $14.7 million during fiscal 2009 and a decrease of $1.6 million during fiscal 2008.

The Company does not anticipate any foreign tax credit carry-forwards will expire. A benefit was recognized for foreign loss carry-forwards of $13.1 million at May 31, 2009. Such losses will expire as follows:

	Year Ending May 31, 2014	Indefinite
	(In millions)
Net Operating Losses	$2.2	$10.9

During the years ended May 31, 2009, 2008, and 2007, income tax benefits attributable to employee stock-based compensation transactions of $25.4 million, $68.9 million, and $56.6 million, respectively, were allocated to shareholders’ equity.

Note 10 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2009, 2008 and 2007. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Common Stock and Stock-Based Compensation

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Stock options(1)	$128.8	$127.0	$134.9
ESPPs	14.4	7.2	7.0
Restricted stock	7.9	6.8	5.8

Subtotal	151.1	141.0	147.7
Stock options and restricted stock expense — restructuring(2)	19.5	—	—

Total stock-based compensation expense	$170.6	$141.0	$147.7

(1)

In accordance with FAS 123R, stock-based compensation expense reported during the years ended May 31, 2009, 2008 and 2007 includes $56.3 million, $40.7 million and $36.3 million, respectively, of accelerated stock-based compensation expense recorded for employees eligible for stock option vesting upon retirement.

(2)

In connection with the restructuring activities that took place during the fourth quarter of fiscal 2009, the Company recognized stock-based compensation expense relating to the modification of stock option agreements, allowing for an extended post-termination exercise period, and accelerated vesting of restricted stock as part of severance packages. See Note 16 — Restructuring Charges for further details.

As of May 31, 2009, the Company had $82.3 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.0 years.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value per share of the options granted during the years ended May 31, 2009, 2008 and 2007, as computed using the Black-Scholes pricing model, was $17.13, $13.87 and $8.80, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2009	2008	2007
Dividend yield	1.5%	1.4%	1.6%
Expected volatility	32.5%	20.0%	19.0%
Weighted average expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	3.4%	4.8%	5.0%

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

The following summarizes the stock option transactions under the plan discussed above:

	Shares	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2006	40.4	$32.31
Exercised	(10.7)	27.55
Forfeited	(1.6)	37.17
Granted	11.6	39.54

Options outstanding May 31, 2007	39.7	$35.50
Exercised	(9.1)	33.45
Forfeited	(0.9)	44.44
Granted	6.9	58.50

Options outstanding May 31, 2008	36.6	$40.14
Exercised	(4.0)	35.70
Forfeited	(1.3)	51.19
Granted	7.5	58.17

Options outstanding May 31, 2009	38.8	$43.69
Options exercisable at May 31,
2007	15.3	$29.52
2008	16.2	32.35
2009	21.4	36.91

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2009 was 6.3 years and 5.0 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2009 was $535.6 million and $433.5 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2009, 2008 and 2007 was $108.4 million, $259.4 million and $204.9 million, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the ending of the offering period. Employees purchased 1.0 million shares, 0.8 million shares, and 0.8 million shares during the years ended May 31, 2009, 2008 and 2007, respectively.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2009, 2008 and 2007 were 75,000, 110,000 and 345,000 with weighted average values per share of $56.97, $59.50 and $39.38, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. During the years ended May 31, 2009, 2008 and 2007, the fair value of restricted shares vested was $9.9 million, $9.0 million and $5.5 million, respectively, determined as of the date of vesting.

During the year ended May 31, 2007, the Company also granted shares of stock under the Long-Term Incentive Plan (“LTIP”), adopted by the Board of Directors and approved by shareholders in September 1997. During the year ended May 31, 2007, LTIP participants agreed to amend their grant agreements to eliminate the ability to receive payments in shares of stock; shares of stock are no longer awarded. Prior to the amendment, the LTIP provided for the issuance of cash or up to 2.0 million shares of Class B Common Stock to certain executives based on performance targets established over three-year time periods. Once performance targets are achieved, cash or shares of stock are issued. The shares are immediately vested upon grant. The value of the shares is established by the market price on the date of issuance. Under the LTIP, 3,000 shares with a price of $38.84 were issued during the year ended May 31, 2007 for the plan year ended May 31, 2006. Compensation expense recognized relating to shares issued during the year ended May 31, 2007 was not material. The Company recognized $17.6 million, $35.9 million and $30.0 million of selling and administrative expense related to the cash awards during the years ended May 31, 2009, 2008 and 2007, respectively.

Note 12 — Earnings Per Share

The following represents a reconciliation from basic earnings per common share to diluted earnings per common share. Options to purchase an additional 13.2 million, 6.6 million and 9.5 million shares of common stock were outstanding at May 31, 2009, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Year Ended May 31,
	2009	2008	2007
	(In millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	484.9	495.6	503.8
Assumed conversion of dilutive stock options and awards	5.8	8.5	6.1

Diluted weighted average common shares outstanding	490.7	504.1	509.9

Basic earnings per common share	$3.07	$3.80	$2.96

Diluted earnings per common share	$3.03	$3.74	$2.93

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $27.6 million, $37.3 million, and $31.8 million were made to the plans and are included in selling and administrative expense for the years ended May 31, 2009, 2008 and 2007, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $37.6 million, $33.9 million, and $24.9 million for the years ended May 31, 2009, 2008 and 2007, respectively, and are included in selling and administrative expense.

The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $82.8 million and $90.6 million at May 31, 2009 and 2008, respectively. Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”) on May 31, 2007, the Company recorded a liability of $17.6 million related to the unfunded pension liabilities of the plans.

Note 14 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	May 31,
	2009	2008
	(In millions)
Cumulative translation adjustment and other	$64.6	$399.9
Net deferred gain (loss) on net investment hedge derivatives	62.5	(43.5)
Net deferred gain (loss) on cash flow hedge derivatives	240.4	(105.0)

	$367.5	$251.4

Note 15 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from one to twenty-five years after May 31, 2009. Rent expense was $397.0 million, $344.2 million and $285.2 million for the years ended May 31, 2009, 2008 and 2007, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2010 through 2014 are $330.2 million, $281.3 million, $233.6 million, $195.6 million, $168.6 million, respectively, and $588.5 million in later years.

As of May 31, 2009 and 2008, the Company had letters of credit outstanding totaling $154.8 million and $193.4 million, respectively. These letters of credit were generally issued for the purchase of inventory.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 16 — Restructuring Charges

During the fourth quarter of fiscal 2009, the Company took necessary steps to streamline its management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable, long-term cost structure. As a result, the Company reduced its global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million, primarily consisting of severance costs related to the workforce reduction. As nearly all of the restructuring activities were completed in the fourth quarter of fiscal 2009, the Company does not expect to recognize additional costs in future periods relating to these actions. The restructuring charge is reflected in the corporate expense line in the segment presentation of pre-tax income in Note 19 — Operating Segments and Related Information.

The activity in the restructuring accrual for the year ended May 31, 2009 is as follows (in millions):

Restructuring accrual — June 1, 2008	$—
Severance and related costs	195.0
Cash payments	(29.4)
Non-cash stock option and restricted stock expense	(19.5)
Foreign currency translation and other	3.5

Restructuring accrual — May 31, 2009	$149.6

The accrual balance as of May 31, 2009 will be relieved throughout fiscal year 2010 and early 2011, as severance payments are completed. The restructuring accrual is included in Accrued liabilities in the Consolidated Balance Sheet.

As part of its restructuring activities, the Company reorganized its NIKE brand operations geographic structure. In fiscal 2009, 2008 and 2007, NIKE brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas. In the fourth quarter of 2009, the Company initiated a reorganization of the NIKE Brand business into a new operating model. As a result of this reorganization, beginning in the first quarter of fiscal 2010, the NIKE brand operations will consist of the following six geographies: North America, Western Europe, Central/Eastern Europe, Greater China, Japan, and Emerging Markets.

Note 17 — Divestitures

On December 17, 2007, the Company completed the sale of the Starter brand business to Iconix Brand Group, Inc. for $60.0 million in cash. This transaction resulted in a gain of $28.6 million during the year ended May 31, 2008.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The gains resulting from these divestitures are reflected in other (income) expense, net and in the corporate expense line in the segment presentation of pre-tax income in Note 19 — Operating Segments and Related Information.

Note 18 — Risk Management and Derivatives

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments, forecasted transactions or net investments. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under FAS 133. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in other (income) expense, net, on the income statement together with the transaction gain or loss from the hedged balance sheet position.

Substantially all derivatives outstanding as of May 31, 2009 are designated as either cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of May 31, 2009 was $7.1 billion, which is primarily comprised of cash flow hedges denominated in Euro, Japanese yen and British pound.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of May 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In millions)
Derivatives designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$270.4	Accrued liabilities	$—
Interest rate swap contracts	Prepaid expenses and other current assets	0.1	Accrued liabilities	—
Foreign exchange forwards and options	Deferred income taxes and other assets	81.3	Deferred income taxes and other liabilities	34.6
Interest rate swap contracts	Deferred income taxes and other assets	13.7	Deferred income taxes and other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		365.5		34.6

Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$12.8	Accrued liabilities	$34.3
Foreign exchange forwards and options	Deferred income taxes and other assets	0.4	Deferred income taxes and other liabilities	—

Total derivatives not designated as hedging instruments under FAS 133		13.2		34.3

Total derivatives		$378.7		$68.9

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the amounts affecting the consolidated statement of income for year ended May 31, 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated under FAS 133	Year Ended May 31, 2009	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31, 2009
	(In millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$106.3	Revenue	$92.7
Foreign exchange forwards and options	350.1	Cost of sales	(13.5)
Foreign exchange forwards and options	(0.4)	Selling and administrative expense	0.8
Foreign exchange forwards and options	165.1	Other income (expense)	67.8

Total designated cash flow hedges	$621.1		$147.8
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$161.4	Other income (expense)	$—

(1)	For the year ended May 31, 2009, the Company recorded in other (income) expense, net an immaterial amount of ineffectiveness from cash flow hedges.

	Amount of Gain (Loss) recognized in Income on Derivatives
	Year Ended May 31, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
	(In millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1.5	Interest income (expense)
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	$(83.0)	Other income (expense)

(1)

Substantially all interest rate swap agreements meet the shortcut method requirements under FAS 133; accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 5 — Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued in accordance with FAS 157, Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statement of Shareholders’ Equity for additional information on changes in other comprehensive income for the year ended May 31, 2009.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and payments related to intercompany transactions, will be adversely affected by changes in exchange rates. It is the Company’s policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euro, Japanese yen and British pound. The Company hedges up to 100% of anticipated exposures typically twelve to eighteen months in advance, but has hedged as much as 34 months in advance.

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

As of May 31, 2009, $132.0 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2009, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 23 months.

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

The Company discontinues hedge accounting prospectively when (i) it determines the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; or (iv) management determines that designating the derivative as a hedging instrument is no longer appropriate.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the years ended May 31, 2009, 2008 and 2007, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of May 31, 2009, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2009, 2008 and 2007.

In fiscal 2003, the Company entered into a receive-floating, pay-fixed interest rate swap agreement related to a Japanese yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. This interest rate swap was not designated as a hedge under FAS 133. Accordingly, changes in the fair value of the swap were recorded to net income each period through maturity as a component of interest (income) expense, net. Both the intercompany loan and the related interest rate swap matured during fiscal 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international subsidiaries. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2009 and 2008.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. This credit risk is limited to the unrealized gains in such instruments should any of these counterparties fail to perform as contracted. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the risk of counterparty default to be immaterial.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of May 31, 2009, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at May 31, 2009 was $15.2 million. The Company was not required to post any collateral as a result of these contingent features.

Note 19 — Operating Segments and Related Information

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

Net revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure. The Company evaluates performance of individual operating segments based on pre-tax income. On a consolidated basis, this amount represents income before income taxes as shown in the Consolidated Statements of Income. Reconciling items for pre-tax income represent corporate expense items that are not allocated to the operating segments for management reporting. Corporate expense consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s corporate headquarters, unallocated insurance and benefit programs, foreign currency gains and losses, including hedge gains and losses, corporate eliminations and other items.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassed to conform to fiscal 2009 presentation.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Net Revenue
United States	$6,542.9	$6,414.5	$6,131.7
Europe, Middle East and Africa	5,512.2	5,629.2	4,764.1
Asia Pacific	3,322.0	2,887.6	2,295.7
Americas	1,284.7	1,164.7	966.7
Other	2,514.3	2,531.0	2,167.7

	$19,176.1	$18,627.0	$16,325.9

Pre-tax Income
United States	$1,337.9	$1,402.0	$1,386.1
Europe, Middle East and Africa	1,316.9	1,281.9	1,050.1
Asia Pacific	853.4	694.2	515.4
Americas	274.1	242.3	199.3
Other(1)	(196.7)	364.9	299.7
Corporate Expense(2)	(1,629.1)	(1,482.4)	(1,250.7)

	$1,956.5	$2,502.9	$2,199.9

Additions to Long-lived Assets
United States	$95.2	$138.4	$67.3
Europe, Middle East and Africa	77.7	69.0	94.9
Asia Pacific	74.8	42.4	20.7
Americas	8.7	8.6	5.3
Other	89.6	61.5	36.0
Corporate	109.7	129.3	89.3

	$455.7	$449.2	$313.5

Depreciation
United States	$61.4	$49.2	$45.4
Europe, Middle East and Africa	55.4	64.8	47.4
Asia Pacific	43.6	31.1	25.2
Americas	6.5	6.7	6.1
Other	37.5	28.1	28.2
Corporate	130.6	123.7	117.4

	$335.0	$303.6	$269.7

(1)	During the year ended May 31, 2009, the Other category included a pre-tax charge of $401.3 million for the impairment of goodwill, intangible and other assets of Umbro, which was recorded in the third quarter of fiscal 2009. See Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment for more information.

(2)	During the year ended May 31, 2009, Corporate expense included pre-tax charges of $195.0 million for the Company’s restructuring activities, which were completed in the fourth quarter of fiscal 2009. See Note 16 — Restructuring Charges for more information.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2009	2008
	(In millions)
Accounts Receivable, net
United States	$837.2	$823.9
Europe, Middle East and Africa	877.1	843.0
Asia Pacific	394.6	406.1
Americas	263.6	246.0
Other	439.8	424.0
Corporate	71.6	52.3

	$2,883.9	$2,795.3

Inventories
United States	$831.8	$834.0
Europe, Middle East and Africa	619.7	705.7
Asia Pacific	295.8	280.9
Americas	205.5	181.1
Other	371.8	396.6
Corporate	32.4	40.1

	$2,357.0	$2,438.4

Property, Plant and Equipment, net
United States	$345.2	$318.4
Europe, Middle East and Africa	341.5	370.5
Asia Pacific	434.0	375.6
Americas	18.8	20.4
Other	163.7	126.9
Corporate	654.5	679.3

	$1,957.7	$1,891.1

Revenues by Major Product Lines.    Revenues to external customers for NIKE brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold December 17, 2007), Hurley, NIKE Bauer Hockey (through April 16, 2008), NIKE Golf, and Umbro (beginning March 3, 2008).

	Year Ended May 31,
	2009	2008	2007
	(In millions)
Footwear	$10,306.7	$9,731.6	$8,514.0
Apparel	5,244.7	5,234.0	4,576.5
Equipment	1,110.4	1,130.4	1,067.7
Other	2,514.3	2,531.0	2,167.7

	$19,176.1	$18,627.0	$16,325.9

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to what was shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States were $8,019.8 million, $7,938.5 million, and $7,593.7 million, for the years ended May 31, 2009, 2008, and 2007, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan and Belgium. Long-lived assets attributable to operations in the United States, which are comprised of net property, plant & equipment, were $1,142.6 million, $1,109.9 million, and $991.3 million at May 31, 2009, 2008, and 2007, respectively. Long-lived assets attributable to operations in Japan were $322.3 million, $303.8 million, and $260.6 million at May 31, 2009, 2008, and 2007, respectively. Long-lived assets attributable to operations in Belgium were $191.0 million, $219.1 million and $198.3 million at May 31, 2009, 2008, and 2007, respectively.

Major Customers.    Revenues derived from Foot Locker, Inc. represented 9% of the Company’s consolidated revenues for the years ended May 31, 2009 and 2008, and 10% for the year ended May 31, 2007. Sales to this customer are included in all segments of the Company.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2009.

“Management’s Annual Report on Internal Control Over Financial Reporting” is included in Item 8 on page 51 of this Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

No disclosure is required under this Item.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Board of Directors and Committees” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Director Compensation for Fiscal 2009,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Equity Compensation Plans” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is included under “Transactions with Related Persons” and “Board of Directors and Committees” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS:

2.1	Implementation Agreement, dated October 23, 2007, between Umbro Plc, NIKE Vapor Ltd., and NIKE, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 25, 2007).*

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 20, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K filed May 29, 2002).

4.5	Credit Agreement dated as of December 1, 2006 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2006).

4.6	First Amendment to the Credit Agreement, dated August 24, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

4.7	Extension and Second Amendment to the Credit Agreement, dated November 1, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

10.1	Form of Non-Statutory Stock Option Agreement for options granted to executives under the 1990 Stock Incentive Plan (applicable to option grants on or after July 17, 2009).*

10.2	Form of Non-Statutory Stock Option Agreement for options granted to non-U.S. executives under the 1990 Stock Incentive Plan (applicable to option grants on or after July 17, 2009).*

10.3	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.4	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).*

10.5	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).*

10.6	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.7	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective January 1, 2009).*

10.8	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).

10.9	Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement).*

10.10	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).*

10.11	Amended and Restated Covenant Not To Compete And Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.12	Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated July 24, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.13	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2007).*

10.14	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.15	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.16	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.17	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Wells Fargo Brokerage Services, LLC, as Dealer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.18	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.19	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Gary DeStefano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006).*

10.20	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

*	Management contract or compensatory plan or arrangement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Allowance for doubtful accounts (current and non-current)(1)
For the year ended May 31, 2007	$67.6	$18.5	$1.8	$(16.2)	$71.7
For the year ended May 31, 2008	71.7	25.7	4.0	(23.0)	78.4
For the year ended May 31, 2009	78.4	62.4	(11.7)	(18.3)	110.8

(1)	The non-current portion of the allowance for doubtful accounts is classified in deferred income taxes and other assets on the consolidated balance sheet.

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-156406) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, and 333-133360) of NIKE, Inc. of our report dated July 27, 2009 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 27, 2009

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 27, 2009

Principal Financial Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 27, 2009

Principal Accounting Officer:

/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 27, 2009

Directors:

/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 27, 2009

/s/ JOHN G. CONNORS John G. Connors	Director	July 27, 2009

/s/ JILL K. CONWAY Jill K. Conway	Director	July 27, 2009

/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 27, 2009

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 27, 2009

S-1

Signature	Title	Date

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 27, 2009

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 27, 2009

/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 27, 2009

/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 27, 2009

/s/ ORIN C. SMITH Orin C. Smith	Director	July 27, 2009

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 27, 2009

S-2