Form 10-Q
period 2009-08-31
NIKE INC
filed 2009-10-08
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2009

Commission file number - 001-10635

NIKE, Inc.

(Exact name of registrant as specified in its charter)

OREGON	93-0584541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bowerman Drive, Beaverton, Oregon	97005-6453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (503) 671-6453

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of August 31, 2009 were:

Class A	95,299,318
Class B	391,709,510

487,008,828

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2009	May 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,260.6	$2,291.1
Short-term investments	1,369.2	1,164.0
Accounts receivable, net	2,835.3	2,883.9
Inventories (Note 2)	2,288.4	2,357.0
Deferred income taxes (Note 6)	214.1	272.4
Prepaid expenses and other current assets (Note 11)	639.3	765.6

Total current assets	9,606.9	9,734.0

Property, plant and equipment	4,373.8	4,255.7
Less accumulated depreciation	2,393.0	2,298.0

Property, plant and equipment, net	1,980.8	1,957.7

Identifiable intangible assets, net (Note 3)	471.2	467.4
Goodwill (Note 3)	194.9	193.5
Deferred income taxes and other long-term assets (Notes 6 and 11)	936.8	897.0

Total assets	$13,190.6	$13,249.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.1	$32.0
Notes payable	94.7	342.9
Accounts payable	961.9	1,031.9
Accrued liabilities (Note 4)	1,643.4	1,783.9
Income taxes payable (Note 6)	145.7	86.3

Total current liabilities	2,852.8	3,277.0

Long-term debt	443.2	437.2
Deferred income taxes and other long-term liabilities (Notes 6 and 11)	803.6	842.0
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 95.3 and 95.3 million shares outstanding	0.1	0.1
Class B - 391.7 and 390.2 million shares outstanding	2.7	2.7
Capital in excess of stated value	3,015.9	2,871.4
Accumulated other comprehensive income (Note 7)	244.3	367.5
Retained earnings	5,827.7	5,451.4

Total shareholders’ equity	9,090.7	8,693.1

Total liabilities and shareholders’ equity	$13,190.6	$13,249.6

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,
	2009	2008
	(in millions, except per share data)
Revenues	$4,798.5	$5,432.2
Cost of sales	2,583.0	2,870.1

Gross Margin	2,215.5	2,562.1
Selling and administrative expense	1,546.1	1,856.4
Other income (expense), net	13.1	(1.6)
Interest (expense) income, net	(1.3)	10.1

Income before income taxes	681.2	714.2

Income tax expense (Note 6)	168.2	203.7

Net income	$513.0	$510.5

Basic earnings per common share (Note 9)	$1.06	$1.05

Diluted earnings per common share (Note 9)	$1.04	$1.03

Dividends declared per common share	$0.25	$0.23

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2009	2008
	(in millions)
Cash provided by operations:
Net income	$513.0	$510.5
Income charges (credits) not affecting cash:
Depreciation	79.3	78.5
Deferred income taxes	(18.0)	(73.0)
Stock-based compensation	91.4	78.2
Amortization and other	1.6	6.8
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	93.5	(292.9)
Decrease (increase) in inventories	94.6	(57.0)
(Increase) decrease in prepaid expenses and other assets	(54.6)	49.2
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(91.8)	57.3

Cash provided by operations	709.0	357.6

Cash used by investing activities:
Purchases of investments	(640.3)	(791.7)
Maturities of investments	96.2	203.4
Sales of investments	322.9	266.4
Additions to property, plant and equipment	(80.5)	(106.7)
Proceeds from the sale of property, plant and equipment	0.3	13.1
Increase in other assets and liabilities, net	—	(15.2)
Settlement of net investment hedges	(30.5)	2.6

Cash used by investing activities	(331.9)	(428.1)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(26.8)	(1.6)
(Decrease) increase in notes payable	(249.3)	45.0
Proceeds from exercise of stock options and other stock issuances	47.4	45.8
Excess tax benefits from share-based payment arrangements	6.7	8.7
Repurchase of common stock	(15.0)	(418.8)
Dividends on common stock	(121.4)	(113.0)

Cash used by financing activities	(358.4)	(433.9)

Effect of exchange rate changes on cash	(49.2)	(3.9)

Net decrease in cash and equivalents	(30.5)	(508.3)
Cash and equivalents, beginning of period	2,291.1	2,133.9

Cash and equivalents, end of period	$2,260.6	$1,625.6

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$121.7	$111.7

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2009 are not necessarily indicative of results to be expected for the entire year.

Subsequent events have been evaluated through October 8, 2009, the date of issuance of the Company’s Unaudited Condensed Consolidated Financial Statements.

Recently Adopted Accounting Standards:

Effective June 1, 2009, the Company adopted the following accounting standards:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not have an impact on the Company’s consolidated financial position or results of operations. See Note 1 “Basis of Presentation” for disclosure required under FAS 165.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP Financial Accounting Standard (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides new criteria for determining whether an impairment of a debt security is temporary and recorded in other comprehensive income in the equity section of the balance sheet or other-than-temporary and recorded as a loss on the statement of operations, (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires disclosures about fair value of financial instruments in interim and annual reporting periods, and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of these FSPs did not have an impact on the Company’s consolidated financial position or results of operations. See Note 5 - Fair Value Measurements for the disclosure required under FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. FAS 141(R) is effective for business combinations for which the acquisition date is on or after June 1, 2009. Generally, the effects of FAS 141(R) will depend on the Company’s future acquisitions. The adoption of FAS 160 did not have an impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial position or results of operations.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”) which changes various aspects of accounting for and disclosures of interests in variable interest entities. FAS 167 is effective for the Company beginning June 1, 2010. The Company is currently evaluating the impact of the provisions of FAS 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162.” (“FAS 168”). The Codification is now the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for the Company beginning the second quarter ending November 30, 2009. The issuance of FAS 168 will not change GAAP and therefore the adoption of FAS 168 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

NOTE 2 - Inventories:

Inventory balances of $2,288.4 million and $2,357.0 million at August 31, 2009 and May 31, 2009, respectively, were substantially all finished goods.

NOTE 3 - Identified Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of August 31, 2009 and May 31, 2009.

	August 31, 2009			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$58.7	$(18.1)	$40.6	$56.6	$(17.2)	$39.4
Trademarks	38.1	(12.6)	25.5	37.5	(10.9)	26.6
Other	36.5	(18.4)	18.1	40.0	(19.6)	20.4

Total	$133.3	$(49.1)	$84.2	$134.1	$(47.7)	$86.4

Unamortized intangible assets - Trademarks			$387.0			$381.0

Identifiable intangible assets, net			$471.2			$467.4

Goodwill			$194.9			$193.5

The effect of foreign exchange fluctuations for the three month period ended August 31, 2009 increased goodwill and unamortized intangible assets by approximately $1.4 million and $6.0 million, respectively, resulting from the weakening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $3.4 million and $2.2 million for the three-month periods ended August 31, 2009 and August 31, 2008, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2010 and each of the years ending May 31, 2011 through May 31, 2014 are as follows: $9.7 million; 2011: $12.5 million; 2012: $11.8 million; 2013: $9.9 million; 2014: $7.9 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	August 31, 2009	May 31, 2009
	(in millions)
Compensation and benefits, excluding taxes	$324.3	$491.9
Endorser compensation	242.1	237.1
Taxes other than income taxes	219.4	161.9
Advertising and marketing	149.4	97.6
Dividends payable	121.7	121.4
Import and logistics costs	70.5	59.4
Restructuring charges(1)	61.3	149.6
Fair value of derivatives	60.5	68.9
Other(2)	394.2	396.1

	$1,643.4	$1,783.9

(1)

Accrued restructuring charges primarily consist of severance costs relating to the Company’s restructuring activities that took place during the fourth quarter of fiscal 2009. See Note 10 - Restructuring Activities for more information.

(2)	Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at August 31, 2009 and May 31, 2009.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	August 31, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives	$—	$210.8	$—	$210.8	Other current assets and other long-term assets
Available-for-sale securities	335.8	1,242.6	—	1,578.4	Cash equivalents
Available-for-sale securities	640.2	729.0	—	1,369.2	Short-term investments

Total assets	$976.0	$2,182.4	$—	$3,158.4

Liabilities
Derivatives	$—	$61.2	$—	$61.2	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$61.2	$—	$61.2

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the period ended August 31, 2009.

Available-for-sale securities consist of highly liquid investments, primarily commercial paper, U.S. Treasury, U.S. agency, and corporate debt securities. Those classified as cash equivalents have maturities less than three months from the date of purchase while securities with maturities over this threshold are recorded in short-term investments.

Available-for-sale securities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company had no material Level 3 measurements as of August 31, 2009.

Short-Term Investments

As of August 31, 2009 and May 31, 2009, short-term investments consist of available-for-sale securities. Available-for-sale securities are recorded at fair value with net unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months as current assets within short-term investments on the consolidated balance sheet. As of August 31, 2009, the Company held $1,190.5 million of available-for-sale securities with maturity dates within one year and $178.7 million with maturity dates over one year and less than five years, within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	August 31, 2009	May 31, 2009
	(in millions)
Available-for-sale investments:
U.S. treasury and agencies	$640.2	$772.8
Corporate commercial paper and bonds	729.0	391.2

	$1,369.2	$1,164.0

Debt securities which the Company has the ability and positive intent to hold to maturity are carried at amortized cost, which approximates fair value. At August 31, 2009 and May 31, 2009, the Company did not hold any short-term investments that were classified as held-to-maturity.

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and swap fair value adjustments. In accordance with FSP FAS 107-1 and APB 28-1, the Company is required to disclose a fair value measurement of its long-term debt each quarter. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $446 million at August 31, 2009 and $456 million at May 31, 2009. The carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 24.7% and 28.5% for the three months ended August 31, 2009 and August 31, 2008, respectively. The effective tax rate for the three months ended August 31, 2009 reflects a reduction in our on-going effective tax rate resulting from our operations outside of the United States; our tax rates on those operations are generally lower than the U.S. statutory rate.

As of August 31, 2009, total gross unrecognized tax benefits, excluding related interest and penalties were $305.6 million, $117.4 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2009 were $273.9 million, $110.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties decreased $1.9 million during the quarter ended August 31, 2009. As of August 31, 2009, accrued interest and penalties related to uncertain tax positions was $73.5 million (excluding federal benefit).

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently under audit by the Internal Revenue Service for the 2007, 2008 and 2009 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1998 and fiscal 2002, respectively. It is reasonably possible that the Internal Revenue Service audit for the 2007, 2008 and 2009 tax years will be completed during the next twelve months, which could result in a decrease in our balance of unrecognized tax benefits. An estimate of the range cannot be made at this time; however, we do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended August 31,
	2009	2008
	(in millions)
Net income	$513.0	$510.5
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and other	23.8	(162.9)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge derivatives	(63.7)	172.4
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments	(61.3)	37.1
Reclassification of ineffective hedge (gains) losses to net income(1)	(3.8)	—
Changes due to net investment hedges:
Net (loss) gain on hedge derivatives	(18.2)	63.0

Other comprehensive (loss) income:	(123.2)	109.6

Total comprehensive income	$389.8	$620.1

(1)	Refer to Note 11 - Risk Management and Derivatives for additional detail.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended August 31,
	2009	2008
	(in millions)
Stock Options(1)	$85.0	$73.3
ESPPs	4.3	3.0
Restricted Stock	2.1	1.9

Total stock-based compensation expense	$91.4	$78.2

(1)

In accordance with FAS 123R, accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $70.8 million and $55.7 million for the three months ended August 31, 2009 and August 31, 2008, respectively,

As of August 31, 2009, the Company had $149.4 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.8 years.

The weighted average fair value per share of the options granted during the three months ended August 31, 2009 and August 31, 2008 as computed using the Black-Scholes pricing model was $23.40 and $17.11, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2009	2008
Dividend yield	1.9%	1.5%
Expected volatility	58.0%	32.4%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	2.5%	3.4%

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 - Earnings Per Common Share:

The following represents a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 19.2 million and 13.9 million shares of common stock were outstanding for the three months ended August 31, 2009 and August 31, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were antidilutive.

	Three Months Ended August 31,
	2009	2008
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	485.8	487.2
Assumed conversion of dilutive stock options and awards	5.8	7.7

Diluted weighted average common shares outstanding	491.6	494.9

Basic earnings per common share	$1.06	$1.05
Diluted earnings per common share	$1.04	$1.03

NOTE 10 - Restructuring Activities:

During the fourth quarter of fiscal 2009, the Company took necessary steps to streamline its management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable, long-term cost structure. As a result, the Company reduced its global workforce by approximately 5% and incurred gross restructuring charges of $195 million, primarily consisting of severance costs related to the workforce reduction. As nearly all of the restructuring activities were completed in the fourth quarter of fiscal 2009, the Company does not expect to recognize additional costs in future periods relating to these actions.

The activity in the restructuring accrual for the three month period ended August 31, 2009 is as follows (in millions):

Restructuring accrual - May 31, 2009	$149.6
Cash payments	(89.7)
Foreign currency translation and other	1.4

Restructuring accrual - August 31, 2009	$61.3

The accrual balance as of August 31, 2009 will be relieved throughout fiscal year 2010 and early 2011, as severance payments are completed. The restructuring accrual is included in the balance of accrued liabilities in the unaudited condensed consolidated balance sheet.

NOTE 11 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet; these are not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“ FAS 133”). Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in other income (expense), net, on the income statement together with the transaction gain or loss from the hedged balance sheet position.

The majority of derivatives outstanding as of August 31, 2009 are designated as either cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2009 was $6.4 billion, which is primarily comprised of cash flow hedges denominated in Euros, Japanese yen and British pounds.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of August 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$150.9	Accrued liabilities	$34.9
Foreign exchange forwards and options	Deferred income taxes and other assets	36.6	Deferred income taxes and other liabilities	0.1
Interest rate swap contracts	Deferred income taxes and other assets	13.4	Deferred income taxes and other liabilities	—

Total derivatives designated as hedging instruments under FAS 133		200.9		35.0

Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$9.9	Accrued liabilities	$25.6
Foreign exchange forwards and options	Deferred income taxes and other assets	—	Deferred income taxes and other liabilities	0.6

Total derivatives not designated as hedging instruments under FAS 133		9.9		26.2

Total derivatives		$210.8		$61.2

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the amounts affecting the unaudited condensed consolidated statement of income for the three month period ended August 31, 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(¹)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(¹)
Derivatives designated under FAS 133	Three Months Ended August 31, 2009	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹	Three Months Ended August 31, 2009
		(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(12.1)	Revenue	$17.5
Foreign exchange forwards and options	(55.6)	Cost of sales	42.6
Foreign exchange forwards and options	0.8	Selling and administrative expense	(0.5)
Foreign exchange forwards and options	(21.6)	Other income (expense), net	27.7

Total designated cash flow hedges	$(88.5)		$87.3

Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(27.0)	Other income (expense), net	$—

(¹)	For the three month period ended August 31, 2009, the Company recorded income of $5.2 million from ineffectiveness on cash flow hedges in other income (expense), net.

	Amount of Gain (Loss) recognized in Income on Derivatives	Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31, 2009
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1.9	Interest (expense) income, net
Derivatives not designated as hedging instruments under FAS 133:
Foreign exchange forwards and options	$(36.0)	Other income (expense), net

(1)

All interest rate swap agreements outstanding as of August 31, 2009 meet the shortcut method requirements under FAS 133; accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued in accordance with FAS 157 and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three month period ended August 31, 2009.

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. It is the Company’s policy to utilize derivatives to reduce foreign

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, Japanese yen and British pounds. The Company hedges up to 100% of anticipated exposures typically twelve months in advance, but has hedged as much as 34 months in advance.

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other income (expense), net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other income (expense), net when the transaction occurs.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of August 31, 2009, $60.6 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2009, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 20 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income (expense), net. For the three month period ended August 31, 2009, the Company recorded income of $5.2 million within other income (expense), net from ineffectiveness on cash flow hedges.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under FAS 133. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three month period ended August 31, 2009.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except the ineffective portion, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three month period ended August 31, 2009.

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of August 31, 2009, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at August 31, 2009 was $21.5 million. The Company was not required to post any collateral as a result of these contingent features.

NOTE 12 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. As previously announced, in the third quarter of fiscal 2009 the Company initiated a reorganization of the NIKE brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

Our “Other” category is broken into two components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE brand licensing businesses that are not part of a geographic operating segment and selling, general and administrative expenses that are centrally managed for the NIKE brand. The “Other Businesses” category primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Activities represented in the “Other” category are considered immaterial for individual disclosure based on the aggregation criteria in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information.” Prior period amounts have been reclassified to conform to the Company’s new operating structure described above.

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.

Corporate consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including hedge gains and losses, certain corporate eliminations and other items.

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents net income before interest (expense) income, net and income taxes in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for earnings before interest and taxes represent corporate expense items that are not allocated to the operating segments for management reporting. Previously, the Company evaluated performance of individual operating segments based on pre-tax income or income before income taxes.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, net, inventories and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

	Three Months Ended August 31,
	2009	2008
	(in millions)
Revenue
North America	$1,760.1	$1,857.5
Western Europe	1,105.2	1,349.0
Central and Eastern Europe	286.2	429.8
Greater China	415.5	496.4
Japan	186.0	186.4
Emerging Markets	421.8	457.8
Global Brand Divisions	30.7	22.2

Total NIKE Brand	4,205.5	4,799.1
Other Businesses	603.9	633.1
Corporate(1)	(10.9)	—

Total NIKE Consolidated Revenues	$4,798.5	$5,432.2

(1)

Corporate primarily consists of results from our centrally managed foreign currency hedging program and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to our geographic operating segments.

	Three Months Ended August 31,
	2009	2008
	(in millions)
Earnings Before Interest and Taxes
North America	$410.6	$373.6
Western Europe	288.6	323.0
Central and Eastern Europe	82.2	126.8
Greater China	148.8	138.8
Japan	35.1	37.9
Emerging Markets	101.0	72.9
Global Brand Divisions	(180.5)	(198.7)

Total NIKE Brand	885.8	874.3
Other Businesses	86.6	86.6
Corporate	(289.9)	(256.8)

Total NIKE Consolidated Earnings Before Interest and Taxes	682.5	704.1
Interest (expense) income, net	(1.3)	10.1

Total NIKE Consolidated Income Before Income Taxes	$681.2	$714.2

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2009	May 31, 2009
	(in millions)
Accounts Receivable, net
North America	$868.5	$897.7
Western Europe	614.2	503.4
Central and Eastern Europe	366.1	373.6
Greater China	144.6	122.3
Japan	123.7	207.2
Emerging Markets	273.2	268.2
Global Brand Divisions	58.4	53.3

Total NIKE Brand	2,448.7	2,425.7
Other Businesses	360.6	439.8
Corporate	26.0	18.4

Total NIKE Consolidated Accounts Receivable, net	$2,835.3	$2,883.9

Inventories
North America	$816.7	$868.8
Western Europe	393.9	453.5
Central and Eastern Europe	171.5	166.2
Greater China	109.8	110.4
Japan	110.8	95.7
Emerging Markets	279.2	258.2
Global Brand Divisions	32.0	32.4

Total NIKE Brand	1,913.9	1,985.2
Other Businesses	374.5	371.8
Corporate	—	—

Total NIKE Consolidated Inventories	$2,288.4	$2,357.0

Property, Plant and Equipment, net
North America	$345.9	$354.2
Western Europe	336.2	326.5
Central and Eastern Europe	15.8	15.0
Greater China	101.1	78.2
Japan	326.4	318.5
Emerging Markets	46.4	47.4
Global Brand Divisions	105.9	103.1

Total NIKE Brand	1,277.7	1,242.9
Other Businesses	161.4	163.7
Corporate	541.7	551.1

Total NIKE Consolidated Property, Plant and Equipment, net	$1,980.8	$1,957.7

NOTE 13 - Commitments and Contingencies:

At August 31, 2009, the Company had letters of credit outstanding totaling $120.7 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of fiscal 2010, our revenues declined 12% to $4.8 billion, net income increased slightly to $513.0 million and we delivered diluted earnings per share of $1.04, a 1% increase compared to the first quarter of fiscal 2009.

Income before income taxes decreased 5% for the first quarter as a result of the decline in revenues and a 1 percentage point decline in gross margin, partially offset by a 17% decrease in selling and administrative expenses. Revenues decreased as a result of both a continued slowdown in global consumer spending and comparison to record revenues achieved in the first quarter of fiscal 2009, driven by the 2008 Beijing Olympics and European Football Championships. The decline in selling and administrative expenses was primarily due to a comparison to high levels of demand creation spending in the first quarter of fiscal 2009 around these events and lower wholesale operating overhead, partially offset by higher spending on NIKE-owned retail stores and infrastructure.

Net income and diluted earnings per share for the first quarter of fiscal 2010 were positively affected by a year-over-year decrease in our effective tax rate from 28.5% to 24.7%.

Results of Operations

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions, except per share data)
Revenues	$4,798.5	$5,432.2	-12%
Cost of sales	2,583.0	2,870.1	-10%
Gross margin	2,215.5	2,562.1	-14%
Gross margin %	46.2%	47.2%
Selling and administrative	1,546.1	1,856.4	-17%
% of revenue	32.2%	34.2%
Income before income taxes	681.2	714.2	-5%
Net income	513.0	510.5	0%
Diluted earnings per share	1.04	1.03	1%

Consolidated Operating Results

Revenues

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
Revenues	$4,798.5	$5,432.2	-12%

Excluding changes in currency exchange rates, revenue for NIKE, Inc. declined 7% for the first quarter of fiscal 2010. The decline in revenues was primarily driven by our NIKE brand business. Our Other Businesses had a minimal impact on the overall decline in revenues.

Excluding the effects of changes in currency exchange rates, revenues for our NIKE brand business declined 7% for the first quarter of 2010. All of our NIKE brand product groups and geographies delivered lower revenues with the exception of the Emerging Markets geography, reflecting both a challenging economic environment across most markets and a comparison to record revenues achieved in the first quarter of fiscal 2009, driven by the 2008 Beijing Olympics and European Football Championships. Our North America geography contributed 2 percentage points to the revenue decline while the remaining international geographies contributed 5 percentage points to the decline.

By product group, our worldwide NIKE brand footwear business declined 10% and decreased revenues by $294.3 million, while both our worldwide NIKE brand apparel and equipment businesses declined 16% and, combined, decreased revenues by $307.8 million.

Our Other Businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Revenues for these businesses declined 5%, driven primarily by decreases for NIKE Golf and Cole Haan due to reductions in consumer discretionary spending in their respective markets.

Gross Margin

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
Gross margin	$2,215.5	$2,562.1	-14%
Gross margin %	46.2%	47.2%	(100) bps

For the first quarter of fiscal 2010, the primary factors contributing to the 100 basis point decline in consolidated gross margin percentage versus the prior year period were increased discounts and unfavorable foreign exchange impacts relative to the prior year. Higher levels of discounts were provided across most businesses in the first quarter of fiscal 2010 to manage inventory levels under current market conditions. The unfavorable foreign exchange rates were a result of less favorable year-over-year currency rates, most notably within our Emerging Markets and Central and Eastern Europe geographies. Combined, these factors decreased consolidated gross margins by approximately 110 basis points, and were partially offset by the effect of an increase in NIKE-owned retail sales as a percentage of total product sales.

Selling and Administrative Expense

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
Operating overhead expense	$992.5	$1,042.3	-5%
Demand creation expense(1)	553.6	814.1	-32%

Selling and administrative expense	$1,546.1	$1,856.4	-17%

% of revenues	32.2%	34.2%	(200) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

In the first quarter of fiscal 2010, currency exchange rates decreased selling and administrative expense by 4 percentage points versus the prior year’s first quarter.

Excluding changes in exchange rates, operating overhead decreased 1% during the first quarter of fiscal 2010 versus the comparable prior year period. This decrease was primarily attributable to reductions in spending on travel and meetings as well as reductions in wage related spending as a result of restructuring activities that occurred in the fourth quarter of fiscal 2009, mostly offset by investments in NIKE-owned retail.

On a constant-currency basis, demand creation expense decreased 28% during the first quarter of fiscal 2010 compared to the same period in the prior year. The decline in demand creation spending was due primarily to a comparison to high levels of demand creation investment in the first quarter of fiscal 2009 around the 2008 Beijing Olympics and European Football Championships.

Other Income (Expense), net

	Three Months Ended August 31,
	2009	2008	$ Change
	(dollars in millions)
Other income (expense), net	$13.1	$(1.6)	$14.7

Other income (expense), net is primarily comprised of foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities in non-functional currencies and the impact of foreign currency derivative instruments, as well as disposals of fixed assets and other unusual or non-recurring transactions that are outside the normal course of business. For the first quarter of fiscal 2010, other income (expense), net was primarily comprised of foreign currency conversion gains and the recognition of licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey. For the first quarter of fiscal 2009, other income (expense), net was primarily comprised of foreign currency conversion losses, offset by the recognition of licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey and other non-recurring gains.

In the first quarter of fiscal 2010, we estimate the combination of foreign currency hedge gains in Other income (expense), net and the unfavorable translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year decrease in consolidated income before income taxes of approximately $28 million.

Income Taxes

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
Effective tax rate	24.7%	28.5%	(380	) bps

Our effective tax rate for the first quarter of fiscal 2010 was 380 basis points lower than the prior year period due primarily to the reduction in our on-going effective tax rate resulting from operations outside of the United States; our tax rates on those operations are generally lower than the U.S. statutory rate. We estimate our effective tax rate for fiscal year 2010 will be approximately 25.5%.

Futures Orders

Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from September 2009 through January 2010, were 6% lower than such orders reported for the comparable period of fiscal 2009. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 2 percentage points to the futures decline versus the same period in the prior year. Excluding this currency impact, decreases in unit sales volume, partially offset by growth in average unit price for both footwear and apparel drove the decrease in overall futures and advance orders.

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

Operating Segments

As previously announced, in the third quarter of fiscal 2009 the Company initiated a reorganization of the NIKE brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.

The breakdown of revenues is as follows:

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes(1)
	(dollars in millions)
North America	$1,760.1	$1,857.5	-5%	-5%
Western Europe	1,105.2	1,349.0	-18%	-8%
Central and Eastern Europe	286.2	429.8	-33%	-23%
Greater China	415.5	496.4	-16%	-17%
Japan	186.0	186.4	0%	-10%
Emerging Markets	421.8	457.8	-8%	9%
Global Brand Divisions	30.7	22.2	38%	57%

Total NIKE Brand	4,205.5	4,799.1	-12%	-7%
Other Businesses	603.9	633.1	-5%	-3%
Corporate(2)	(10.9)	—	—	—

Total NIKE Consolidated Net Revenues	$4,798.5	$5,432.2	-12%	-7%

(1)

Fiscal 2010 results have been restated using fiscal 2009 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

(2)

Corporate primarily consists of results from our centrally managed foreign exchange risk management program and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to our geographic operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
North America	$410.6	$373.6	10%
Western Europe	288.6	323.0	-11%
Central and Eastern Europe	82.2	126.8	-35%
Greater China	148.8	138.8	7%
Japan	35.1	37.9	-7%
Emerging Markets	101.0	72.9	39%
Global Brand Divisions	(180.5)	(198.7)	9%

Total NIKE Brand	885.8	874.3	1%
Other Businesses	86.6	86.6	0%
Corporate	(289.9)	(256.8)	-13%

Total NIKE Consolidated Earnings Before Interest and Taxes	682.5	704.1	-3%
Interest (expense) income, net	(1.3)	10.1

Total NIKE Consolidated Income Before Income Taxes	$681.2	$714.2

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest (expense) income, net and income taxes in the Unaudited Condensed Consolidated Statements of Income. Previously, the Company evaluated performance of individual operating segments based on income before income taxes. Financial information has been reclassified to conform to the new primary financial measure used by the Company. We have reported earnings before interest and taxes for each of our operating segments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in Note 12 - Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in earnings before interest and income taxes of our operating segments.

North America

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,218.6	$1,267.8	-4%	-3%
Apparel	443.9	486.9	-9%	-8%
Equipment	97.6	102.8	-5%	-5%

Total revenues	$1,760.1	$1,857.5	-5%	-5%

Earnings Before Interest and Taxes	$410.6	$373.6	10%

For the first quarter of fiscal 2010, the decrease in North America footwear revenue was attributable to a low single-digit percentage decline in unit sales driven by lower sales of NIKE brand running, kids, and athletic training products, partially offset by higher sales of NIKE brand basketball and Brand Jordan products. Average selling price per pair was essentially flat compared to the prior year.

The year-over-year decrease in North America apparel revenues during the first quarter of fiscal 2010 reflected a double-digit percentage decrease in unit sales partially offset by a mid-single digit percentage increase in average selling price. The decrease in unit sales was primarily driven by lower sales of NIKE brand sportswear products and a decrease in close-out sales. Average selling prices increased primarily as a result of fewer close-out sales.

The increase in North America’s earnings before interest and taxes in the first quarter of fiscal 2010 was a result of lower demand creation and operating overhead expenses as well as higher gross margin percentage in our apparel and NIKE-owned retail businesses. The decrease in demand creation was due to reduced spending on brand events and advertising compared to the prior year spending around the 2008 Beijing Olympics. The decrease in operating overhead was primarily attributable to the reduction in workforce as a result of the restructuring activities that occurred in the fourth quarter of fiscal 2009 as well as reductions in spending around travel and meetings.

Western Europe

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$635.4	$749.5	-15%	-5%
Apparel	392.6	494.8	-21%	-11%
Equipment	77.2	104.7	-26%	-17%

Total revenues	$1,105.2	$1,349.0	-18%	-8%

Earnings Before Interest and Taxes	$288.6	$323.0	-11%

Most markets in Western Europe experienced lower revenues during the first quarter of fiscal 2010, reflecting the overall difficult retail environment in the geography as well as comparisons against record revenue in the prior year, driven by the European Football Championships. Over half of the currency neutral revenue decline for the geography was attributable to lower revenue in the U.K. and Ireland.

The decrease in footwear revenue in the first quarter of fiscal 2010 compared to the same prior year period was attributable to a low single-digit percentage decline in both average selling price per pair and unit sales driven by lower sales of football and running products. The slight decrease in average selling price per pair was mainly attributable to higher customer discounts provided to manage inventory levels.

The decrease in apparel revenue for the first quarter of fiscal 2010 compared to the same prior year period was mainly driven by both declines in unit sales as well as average selling prices due to lower sales in most NIKE brand apparel product categories.

In the first quarter of fiscal 2010, earnings before interest and taxes for Western Europe decreased at a slower rate than revenue as result of lower demand creation expenses compared to prior year spending around the European Football Championships, and reduced operating overhead expense as a result of the fiscal 2009 restructuring.

Central and Eastern Europe

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$158.9	$233.0	-32%	-21%
Apparel	97.4	154.9	-37%	-28%
Equipment	29.9	41.9	-29%	-16%

Total revenues	$286.2	$429.8	-33%	-23%

Earnings Before Interest and Taxes	$82.2	$126.8	-35%

Most markets within Central and Eastern Europe experienced lower revenues during the first quarter of fiscal 2010 as a result of difficult economic conditions and significant currency devaluations.

The decrease in footwear revenue was mainly attributable to double-digit percentage declines in unit sales, driven primarily by lower sales of NIKE brand sportswear, football and running products. Average selling price per pair was essentially flat compared to the prior year period.

In the first quarter of fiscal 2010, earnings before interest and taxes for Central and Eastern Europe decreased at a faster rate than revenue. This is mainly the result of higher selling and administrative expenses related to new NIKE-owned retail stores, partially offset by wage related savings from the fiscal 2009 restructuring.

Greater China

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$218.4	$262.2	-17%	-17%
Apparel	168.1	199.8	-16%	-16%
Equipment	29.0	34.4	-16%	-16%

Total revenues	$415.5	$496.4	-16%	-17%

Earnings Before Interest and Taxes	$148.8	$138.8	7%

The decrease in revenue for Greater China for the first quarter of fiscal 2010 was attributable to the difficult economic and retail environment as well as comparisons against over 50% growth in the prior year period, driven by the 2008 Beijing Olympics.

The decline in footwear revenues was attributable to a high single-digit percentage decrease in average selling price and a low double-digit percentage decrease in unit sales primarily driven by lower sales of NIKE brand sportswear and running products. The decrease in average selling price per pair was mainly due to higher customer discounts and an increased level of close-out sales. The decrease in apparel revenue is mainly attributable to a decline in unit sales.

The increase in China’s earnings before interest and taxes during the first quarter of fiscal 2010 was the result of lower demand creation spending, which more than offset the decline in revenue and lower gross margins. The decrease in demand creation spending was primarily attributable to comparisons against the prior year spending around the 2008 Beijing Olympics. The decrease in gross margins for the quarter was primarily driven by the increase in discounts provided to manage inventory levels.

Japan

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$97.5	$93.4	4%	-6%
Apparel	66.7	72.2	-8%	-17%
Equipment	21.8	20.8	5%	-5%

Total revenues	$186.0	$186.4	0%	-10%

Earnings Before Interest and Taxes	$35.1	$37.9	-7%

Excluding changes in currency exchange rates, the decline in both footwear and apparel revenues in Japan during the first quarter of fiscal 2010 compared to the prior year period was attributable to decreases in unit sales, primarily driven by lower sales of NIKE brand sportswear products.

The decrease in earnings before interest and taxes versus the first quarter of fiscal 2009 was primarily the result of lower revenues, lower gross margins in apparel, partially offset by lower selling and administrative expense. Apparel margins deteriorated primarily due to higher discounts and an unfavorable mix of in-line and close-out product sales. Selling and administrative expenses were lower due to lower demand creation spending, partially offset by an increase in operational overhead related to investments in NIKE-owned retail stores.

Emerging Markets

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$278.9	$296.1	-6%	11%
Apparel	107.2	117.6	-9%	9%
Equipment	35.7	44.1	-19%	-4%

Total revenues	$421.8	$457.8	-8%	9%

Earnings Before Interest and Taxes	$101.0	$72.9	39%

Excluding changes in currency exchange rates, revenue growth in Emerging Markets for the first quarter of fiscal 2010 was driven by double-digit revenue growth in Korea, Brazil and Mexico.

For the first quarter of fiscal 2010, footwear revenue growth over the prior year was driven by low double-digit percentage unit growth in kids, sportswear, and Brand Jordan products.

The increase in the Emerging Markets earnings before interest and taxes during the first quarter of fiscal 2010 was the result of currency neutral revenue growth and lower selling and administrative expenses, which more than offset a decline in gross margin percentage. The gross margin percentage decline for the quarter was driven by higher sales of lower margin domestically sourced products as well as increased discounts provided to our customers. The decrease in selling and administrative expenses was primarily attributable to comparison against demand creation spending around the 2008 Beijing Olympics in the prior year period and cost management and wage related savings as a result of the fiscal 2009 restructuring.

Global Brand Divisions

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$30.7	$22.2	38%	57%
Earnings Before Interest and Taxes	$(180.5)	$(198.7)	9%

Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and selling, general and administrative expenses that are centrally managed for the NIKE brand.

The reduction in Global Brand Division expenses during the first quarter of fiscal 2010 was primarily attributable to lower demand creation spending as well as reductions in spending on travel and meetings.

Other Businesses

	Three Months Ended August 31,
	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$603.9	$633.1	-5%	-3%
Earnings Before Interest and Taxes	$86.6	$86.6	0%

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. The year-over-year decrease in revenues for the first quarter of fiscal 2010 was primarily due to lower revenue for NIKE Golf and Cole Haan, as these businesses continued to be affected by declining discretionary consumer spending in their market segments. These declines were partially offset by double-digit revenue growth at Converse and mid-single digit revenue growth at Hurley.

Earnings before interest and taxes for the Other Businesses was comparable to the first quarter of fiscal 2009, as lower revenues and gross margins were offset by decreased selling and administrative expenses. The decline in gross margins was driven by a higher level of discounts and close-out sales, most notably at Cole Haan and Hurley, while the decrease in selling and administrative expenses was primarily due to lower spending on demand creation, travel and meetings.

Corporate

	Three Months Ended August 31,
	2009	2008	% Change
	(dollars in millions)
Revenues	$(10.9)	$—	—
Earnings Before Interest and Taxes	$(289.9)	$(256.8)	-13%

Corporate consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including hedge gains and losses, corporate eliminations and other items.

Foreign currency gains and losses include conversion gains and losses generated by our centrally managed foreign exchange risk management program and other conversion gains and losses. Foreign currency gains and losses also include gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE brand geographic operating segments.

The decrease in earnings before interest and taxes for the first quarter of fiscal 2010 was primarily attributable to legal fees and employee relocation costs as a result of the fiscal 2009 restructuring as well as increased net foreign currency losses generated by our centrally managed foreign exchange risk management program.

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

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, which subjects us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe and Central and Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. British pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposures.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-functional currency asset and liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement under SFAS No. 52, “Foreign Currency Translation,” (“FAS 52”), which may create fluctuations in other (income) expense within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of August 31, 2009, we use currency forward contracts and options with maturities up to 20 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with FAS 133. The fair value of these instruments at August 31, 2009 and May 31, 2009 was $139.5 million and $248.0 million in assets and $16.0 million and $12.2 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion, which was $5.2 million for the quarter ended August 31, 2009, was immediately recognized in earnings as a component of other income (expense), net. The ineffective portion was not material for the quarter ended August 31, 2008.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to re-measurement are not designated as hedges under FAS 133. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the remeasurement of the related asset or liability. The fair value of these instruments at August 31, 2009 and May 31, 2009, was $9.9 million and $13.2 million in assets and $26.2 million and $34.3 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other income (expense), net and aims to offset foreign currency remeasurement gains and losses of the exposures being hedged.

Refer to Note 11 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was net translation benefit (detriment) of ($266.2) million and ($54.2) million, respectively, for the three months ended August 31, 2009 and $312.3 million and $76.8 million, respectively, for the three months ended August 31, 2008.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under FAS 133. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at August 31, 2009 and May 31, 2009 was $48.0 million and $103.6 million in assets and $0 and $0 in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other income (expense), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income (expense), net.

For the first quarter of fiscal 2010, we estimate that the combination of foreign currency conversion gains in other income (expense), net and the translation of foreign currency-denominated profits from our international businesses resulted in a year-over-year decrease in consolidated income before income taxes of approximately $28 million.

Refer to Note 11 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. During fiscal 2008, we began to hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments, with the effect of preserving the value of future repatriated earnings. In accordance with FAS 133, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income (expense), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The impact of net investment hedges reflected in OCI was a pre-tax (loss) gain of ($27.0) million and $161.4 million for the three-months ended August 31, 2009 and May 31, 2009, respectively. Cash flows from net investment hedge settlements totaled ($30.5) million and $2.6 million in the first quarter of fiscal 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $709.0 million for the first quarter of fiscal 2010, compared to $357.6 million for the first quarter of fiscal 2009. Our primary source of operating cash flow for the first quarter of 2010 was net income of $513.0 million. Our investments in working capital decreased during the first quarter of fiscal 2010 as compared to the same period in the prior year primarily due to a decrease in accounts receivable and inventory reflective of lower revenues. Accounts payable and accrued liabilities decreased due to a reduction in inventory purchases and changes in the timing of vendor payments compared to the prior year.

Cash used by investing activities was $331.9 million for the first quarter of fiscal 2010, compared to $428.1 million for the first quarter of fiscal 2009. The year-over-year decrease was primarily due to purchase of short-term investments of $221.2 million (net of sales and maturities) in the first quarter of fiscal 2010, compared to $321.9 million in short-term investments during the first quarter of fiscal 2009.

Cash used in financing activities was $358.4 million for the first quarter of fiscal 2010, compared to $433.9 million used in the first quarter of fiscal 2009. The decrease over the fiscal 2009 amount was primarily due to less share repurchases, as discussed below, offset by a decrease in notes payable and long-term debt.

In the first quarter of fiscal 2010, we purchased 0.3 million shares of NIKE’s Class B common stock for $15.0 million. As of the end of the first quarter of fiscal 2010, we have repurchased 49.5 million shares for $2.7 billion under the $3 billion program approved by our Board of Directors in June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the first quarter of fiscal 2010 were $0.25, compared to $0.23 in the first quarter of fiscal 2009.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our most recent Annual Report on Form 10-K.

The total liability for uncertain tax positions was $305.6 million, excluding related interest and penalties, at August 31, 2009. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of August 31, 2009, no debt securities had been issued under this shelf registration.

We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012. As of August 31, 2009, we had no amounts outstanding under this facility. Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

Liquidity is also provided by our $1 billion commercial paper program. We had no amounts outstanding under this program as of August 31, 2009. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Recently Adopted Accounting Standards:

Effective June 1, 2009, we adopted the following accounting standards:

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The adoption of FAS 165 did not have an impact on our consolidated financial position or results of operations. See Note 1 “Basis of Presentation” in the notes to the unaudited condensed consolidated financial statements for disclosure required under FAS 165.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP Financial Accounting Standard (“FAS”) No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”) which provides new criteria for determining whether an impairment of a debt security is temporary and recorded in other comprehensive income in the equity section of the balance sheet or other-than-temporary and recorded as a loss on the statement of operations, (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which requires disclosures about fair value of financial instruments in interim and annual reporting periods, and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“FAS 157”). The adoption of these FSPs did not have an impact on our consolidated financial position or results of operations. See Note 5 - Fair Value Measurements in the notes to the unaudited condensed consolidated financial statements for the disclosure required under FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1.

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities and included in the computation of EPS pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). These standards aim to improve, simplify, and converge international standards of accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. FAS 141(R) is effective for business combinations for which the acquisition date is on or after June 1, 2009. Generally, the effects of FAS 141(R) will depend on future acquisitions. The adoption of FAS 160 did not have a material impact on our consolidated financial position or results of operations.

In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141(R), and other U.S. generally accepted accounting principles. The adoption of FSP FAS 142-3 did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards:

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (“FAS 167”) which changes various aspects of accounting for and disclosures of interests in variable interest entities. FAS 167 will be effective for the Company beginning June 1, 2010. We are currently evaluating the impact of the provisions of FAS 167.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a Replacement of FASB Statement No. 162” (“FAS 168”). The Codification is now the single source of authoritative US generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification is effective for us beginning the second quarter ending November 30, 2009. The issuance of FAS 168 will not change GAAP and therefore the adoption of FAS 168 will only affect how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

Critical Accounting Policies:

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

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2009.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking Statements

and Analyst Reports

Certain written and oral statements, other than purely historical information including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders and order cancellations; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas and political and economic instability, and terrorism; changes in government regulations; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2009. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
June 1 - 30, 2009	189,250	$51.66	189,250	$290.4
July 1 - 31, 2009	100,000	$52.16	100,000	$285.2
August 1 - 31, 2009	—	—	—	$285.2

Total	289,250	$51.83	289,250

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc.
an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair
Chief Financial Officer

DATED: October 8, 2009