Form 10-Q
period 2009-11-30
NIKE INC
filed 2010-01-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2009

Commission file number - 001-10635

NIKE, Inc.

(Exact name of registrant as specified in its charter)

OREGON	93-0584541
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Bowerman Drive, Beaverton, Oregon	97005-6453
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 671-6453

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of November 30, 2009 were:

Class A	89,990,248
Class B	397,462,136

487,452,384

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART 1 - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2009	May 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,035.2	$2,291.1
Short-term investments (Note 5)	1,974.8	1,164.0
Accounts receivable, net	2,716.5	2,883.9
Inventories (Note 2)	2,176.3	2,357.0
Deferred income taxes (Note 6)	220.0	272.4
Prepaid expenses and other current assets (Note 11)	642.8	765.6

Total current assets	9,765.6	9,734.0

Property, plant and equipment	4,502.5	4,255.7
Less accumulated depreciation	2,478.6	2,298.0

Property, plant and equipment, net	2,023.9	1,957.7

Identifiable intangible assets, net (Note 3)	472.5	467.4
Goodwill (Note 3)	196.2	193.5
Deferred income taxes and other long-term assets (Note 6 and 11)	900.2	897.0

Total assets	$13,358.4	$13,249.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.6	$32.0
Notes payable	103.1	342.9
Accounts payable	1,008.7	1,031.9
Accrued liabilities (Note 4)	1,597.7	1,783.9
Income taxes payable (Note 6)	81.2	86.3

Total current liabilities	2,798.3	3,277.0

Long-term debt	459.6	437.2
Deferred income taxes and other long-term liabilities (Note 6)	876.1	842.0
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90.0 and 95.3 million shares outstanding	0.1	0.1
Class B - 397.5 and 390.2 million shares outstanding	2.7	2.7
Capital in excess of stated value	3,186.1	2,871.4
Accumulated other comprehensive income (Note 7)	156.0	367.5
Retained earnings	5,879.2	5,451.4

Total shareholders’ equity	9,224.1	8,693.1

Total liabilities and shareholders’ equity	$13,358.4	$13,249.6

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Revenues	$4,405.6	$4,590.1	$9,204.1	$10,022.3
Cost of sales	2,444.9	2,540.1	5,027.9	5,410.2

Gross margin	1,960.7	2,050.0	4,176.2	4,612.1
Selling and administrative expense	1,478.6	1,546.8	3,024.7	3,403.2
Other income, net	10.5	12.4	23.6	10.8
Interest (expense) income, net	(1.6)	5.0	(2.9)	15.1

Income before income taxes	491.0	520.6	1,172.2	1,234.8

Income tax expense (Note 6)	115.6	129.6	283.8	333.3

Net income	$375.4	$391.0	$888.4	$901.5

Basic earnings per common share (Note 9)	$0.77	$0.81	$1.83	$1.86

Diluted earnings per common share (Note 9)	$0.76	$0.80	$1.80	$1.83

Dividends declared per common share	$0.27	$0.25	$0.52	$0.48

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,
	2009	2008
	(in millions)
Cash provided by operations:
Net income	$888.4	$901.5
Income charges (credits) not affecting cash:
Depreciation	159.1	159.2
Deferred income taxes	19.1	(39.1)
Stock-based compensation	114.5	103.3
Amortization and other	15.8	15.7
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	284.7	(173.0)
Decrease (increase) in inventories	251.7	(126.0)
(Increase) decrease in prepaid expenses and other assets	(0.7)	25.6
Decrease in accounts payable, accrued liabilities and income taxes payable	(355.5)	(228.9)

Cash provided by operations	1,377.1	638.3

Cash used by investing activities:
Purchases of investments	(1,580.0)	(1,398.5)
Maturities of investments	389.6	438.1
Sales of investments	358.8	602.1
Additions to property, plant and equipment	(172.6)	(224.9)
Proceeds from the sale of property, plant and equipment	9.1	14.0
Increase in other assets and liabilities, net	(2.7)	(26.3)
Settlement of net investment hedges	(67.0)	185.4

Cash used by investing activities	(1,064.8)	(410.1)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(28.6)	(3.2)
(Decrease) increase in notes payable	(245.3)	153.7
Proceeds from exercise of stock options and other stock issuances	179.1	139.6
Excess tax benefits from share-based payment arrangements	24.9	21.4
Repurchase of common stock	(192.7)	(649.2)
Dividends on common stock	(243.1)	(224.6)

Cash used by financing activities	(505.7)	(562.3)

Effect of exchange rate changes on cash	(62.5)	(78.3)

Net decrease in cash and equivalents	(255.9)	(412.4)
Cash and equivalents, beginning of period	2,291.1	2,133.9

Cash and equivalents, end of period	$2,035.2	$1,721.5

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$131.6	$121.1

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2009 are not necessarily indicative of results to be expected for the entire year.

Subsequent events have been evaluated through January 6, 2010, the date of issuance of the Company’s Unaudited Condensed Consolidated Financial Statements.

Recently Adopted Accounting Standards:

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 1- Summary of Significant Accounting Policies “Basis of Presentation” for the required disclosure under the newly adopted guidance.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 5- Fair Value Measurements for the disclosure required under the updated guidance.

In June 2008, the FASB issued new accounting guidance applicable when determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In April 2008, the FASB issued amended guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007, the FASB issued amended guidance regarding business combinations, establishing principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any resulting goodwill, and any non-controlling interest in an acquiree in its financial statements. This guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This amended guidance became effective for the Company beginning June 1, 2009. The adoption of this amended guidance did not have an impact on the Company’s consolidated financial statements, but could impact the accounting for future business combinations.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB issued new guidance regarding the accounting and reporting for non-controlling interests in subsidiaries. This guidance clarifies that non-controlling interests in subsidiaries should be accounted for as a component of equity separate from the parent’s equity. This guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards:

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2010. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Company beginning June 1, 2010. The Company is currently evaluating the impact of the provisions of this new standard.

NOTE 2 - Inventories:

Inventory balances of $2,176.3 million and $2,357.0 million at November 30, 2009 and May 31, 2009, respectively, were substantially all finished goods.

NOTE 3 - Identified Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of November 30, 2009 and May 31, 2009.

	November 30, 2009			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$61.6	$(19.3)	$42.3	$56.6	$(17.2)	$39.4
Trademarks	38.8	(14.3)	24.5	37.5	(10.9)	26.6
Other	37.0	(19.0)	18.0	40.0	(19.6)	20.4

Total	$137.4	$(52.6)	84.8	$134.1	$(47.7)	86.4

Unamortized intangible assets - Trademarks			387.7			381.0

Identifiable intangible assets, net			$472.5			$467.4

Goodwill			$196.2			$193.5

The effect of foreign exchange fluctuations for the six month period ended November 30, 2009 increased goodwill and unamortized intangible assets by approximately $2.7 million and $6.7 million, respectively, resulting from the weakening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $3.2 million and $2.3 million for the three-month periods ended November 30, 2009 and November 30, 2008, respectively and $6.6 million and $4.5 million for the six-month periods ended November 30, 2009 and November 30, 2008, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2010 and each of the years ending May 31, 2011 through May 31, 2014 are as follows: $6.6 million; 2011: $12.8 million; 2012: $12.1 million; 2013: $10.3 million; 2014: $8.2 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	November 30, 2009	May 31, 2009
	(in millions)
Compensation and benefits, excluding taxes	$387.2	$491.9
Endorser compensation	192.8	237.1
Taxes other than income taxes	173.2	161.9
Advertising and marketing	133.2	97.6
Dividends payable	131.6	121.4
Fair value of derivatives	98.9	68.9
Import and logistics costs	77.3	59.4
Restructuring charges(1)	25.2	149.6
Other(2)	378.3	396.1

Total Accrued Liabilities	$1,597.7	$1,783.9

(1)

Accrued restructuring charges primarily consist of severance costs relating to the Company’s restructuring activities that took place during the fourth quarter of fiscal 2009. See Note 10 - Restructuring Activities for more information.

(2)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at November 30, 2009 and May 31, 2009.

NOTE 5 - Fair Value Measurements:

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy established by the FASB which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	November 30, 2009
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives	$—	$97.7	$—	$97.7	Other current assets and other long-term assets
Available-for-sale securities	140.4	1,160.5	—	1,300.9	Cash equivalents
Available-for-sale securities	963.5	1,011.3	—	1,974.8	Short-term investments

Total assets	$1,103.9	$2,269.5	$—	$3,373.4

Liabilities
Derivatives	$—	$108.1	$—	$108.1	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$108.1	$—	$108.1

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at November 30, 2009.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company had no material Level 3 measurements at November 30, 2009.

Short-Term Investments

As of November 30, 2009 and May 31, 2009, short-term investments consist of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months as current assets within short-term investments on the consolidated balance sheet. As of November 30, 2009, the Company held $1,782.3 million of available-for-sale securities with maturity dates within one year and $192.5 million with maturity dates over one year and less than five years, within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	November 30, 2009	May 31, 2009
	(in millions)
Available-for-sale investments:
U.S. treasury and agencies	$963.5	$772.8
Corporate commercial paper and bonds	1,011.3	391.2

	$1,974.8	$1,164.0

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $474 million at November 30, 2009 and $456 million at May 31, 2009.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximates fair value.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6 - Income Taxes:

The effective tax rate was 24.2% and 27.0% for the six months ended November 30, 2009 and November 30, 2008, respectively. The effective tax rate for the six months ended November 30, 2009 was impacted by resolutions and settlements of uncertain tax positions as well as a reduction in our on-going effective tax rate resulting from our operations outside of the United States. The Company’s tax rates on operations outside of the United States are generally lower than the U.S. statutory rate.

As of November 30, 2009, total gross unrecognized tax benefits, excluding related interest and penalties, were $263.4 million, $121.1 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2009 were $273.9 million, $110.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $0.2 million during the six months ended November 30, 2009. As of November 30, 2009, accrued interest and penalties related to uncertain tax positions were $75.6 million (excluding federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently under audit by the Internal Revenue Service for the 2007, 2008 and 2009 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1998 and fiscal 2002, respectively. It is reasonably possible that the Internal Revenue Service audits for the 2007, 2008 and 2009 tax years will be completed during the next twelve months, which could result in a decrease in our balance of unrecognized tax benefits. An estimate of the range cannot be made at this time; however, we do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions)
Net income	$375.4	$391.0	$888.4	$901.5
Other comprehensive (loss) income:
Changes in cumulative translation adjustment and other(1)	61.3	(352.0)	85.1	(514.9)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge derivatives	(92.3)	366.4	(156.0)	538.8
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments	(29.0)	8.7	(90.3)	45.8
Reclassification of ineffective hedge (gains) losses to net income(2)	—	—	(3.8)	—
Changes due to net investment hedges:
Net (loss) gain on hedge derivatives	(28.3)	156.7	(46.5)	219.7

Other comprehensive (loss) income:	(88.3)	179.8	(211.5)	289.4

Total comprehensive income	$287.1	$570.8	$676.9	$1,190.9

(1)

Certain prior year amounts have been revised to properly reflect Changes in cumulative translation adjustment and other in the table above. These revisions affected certain balances reported in our unaudited condensed consolidated balance sheets as of November 30, 2008 and February 28, 2009. As of and for the three and six month periods ended November 30, 2008, these revisions resulted in an increase in other comprehensive income of $288.0 million, an increase in long-term deferred tax assets of $175.0 million and a decrease in long-term deferred liabilities of $113.0 million. These revisions did not affect the Company’s previously reported results of operations and the Company has concluded that these revisions were not material to the financial position for the quarter ended November 30, 2008 or any other subsequent period.

(2)	Refer to Note 11- Risk Management and Derivatives for additional detail.

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

The Company accounts for stock-based compensation by estimating the fair value of options granted under the 1990 Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as selling and administrative expense over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions)
Stock Options(1)	$16.3	$18.5	$101.3	$91.8
ESPPs	3.9	4.6	8.2	7.6
Restricted Stock	2.9	2.0	5.0	3.9

Total stock-based compensation expense	$23.1	$25.1	$114.5	$103.3

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $1.2 million and $1.0 million for the three months ended November 30, 2009 and November 30, 2008, respectively, and was $72.0 million and $56.7 million for the six months ended November 30, 2009 and November 30, 2008 respectively.

As of November 30, 2009, the Company had $118.0 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.6 years.

The weighted average fair value per share of the options granted during the six months ended November 30, 2009 and November 30, 2008 as computed using the Black-Scholes pricing model was $23.41 and $17.12, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended November 30,
	2009	2008
Dividend yield	1.9%	1.5%
Expected volatility	57.8%	32.4%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	2.5%	3.4%

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.2 million and 13.9 million shares of common stock were outstanding for the three months ended November 30, 2009 and November 30, 2008, respectively, and 12.6 and 13.8 million shares of common stock were outstanding for the six months ended November 30, 2009 and November 30, 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	487.2	483.7	486.5	485.5
Assumed conversion of dilutive stock options and awards	7.3	6.1	7.0	6.9

Diluted weighted average common shares outstanding	494.5	489.8	493.5	492.4

Basic earnings per common share	$0.77	$0.81	$1.83	$1.86
Diluted earnings per common share	$0.76	$0.80	$1.80	$1.83

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

The activity in the restructuring accrual for the six month period ended November 30, 2009 is as follows (in millions):

Restructuring accrual - May 31, 2009	$149.6
Cash payments	(126.8)
Foreign currency translation and other	2.4

Restructuring accrual - November 30, 2009	$25.2

The accrual balance as of November 30, 2009 will be relieved throughout the remainder of fiscal year 2010 and early 2011, as severance payments are completed. The restructuring accrual is included in the balance of accrued liabilities in the unaudited condensed consolidated balance sheets.

NOTE 11 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in other income, net, on the income statement together with the transaction gain or loss from the hedged balance sheet position.

The majority of derivatives outstanding as of November 30, 2009 are designated as either cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2009 was $6.4 billion, which is primarily comprised of cash flow hedges denominated in Euros, British Pounds and Japanese Yen.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of November 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$65.0	Accrued liabilities	$72.0
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	9.5	Deferred income taxes and other long-term liabilities	6.5
Interest rate swap contracts	Deferred income taxes and other long-term assets	16.1	Deferred income taxes and other long-term liabilities	—

Total derivatives designated as hedging instruments		90.6		78.5

Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$7.1	Accrued liabilities	$26.9
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	Deferred income taxes and other long-term liabilities	2.7

Total derivatives not designated as hedging instruments		7.1		29.6

Total derivatives		$97.7		$108.1

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the amounts affecting the unaudited condensed consolidated statement of income for the three and six month periods ended November 30, 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹
Derivatives designated as hedges	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
	(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$9.0	$(3.1)	Revenue	$21.4	$38.9
Foreign exchange forwards and options	(115.0)	(170.6)	Cost of sales	10.1	52.6
Foreign exchange forwards and options	—	0.8	Selling and administrative expense	(0.3)	(0.8)
Foreign exchange forwards and options	(22.0)	(43.6)	Other income, net	8.6	36.3

Total designated cash flow hedges	$(128.0)	$(216.5)		$39.8	$127.0
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(41.5)	$(68.5)	Other income, net	$—	$—

¹	For the three month period ended November 30, 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other income, net. For the six month period ended November 30, 2009, $5.2 million of income was recorded to other income, net as a result of cash flow hedge ineffectiveness.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps[1]	$3.3	$5.2	Interest income (expense)
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(33.5)	$(69.5)	Other income, net

[1]

Substantially all interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivative and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three and six month periods ended November 30, 2009.

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

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income, until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other income, net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other income, net when the transaction occurs.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of November 30, 2009, $11.1 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2009, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 18 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the three month period ended November 30, 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other income, net. For the six month period ended November 30, 2009, $5.2 million of income was recorded to other income, net as a result of cash flow hedge ineffectiveness.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three and six month period ended November 30, 2009.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and sixth month period ended November 30, 2009.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business. As a result of the above considerations, the Company considers the impact of the risk of counterparty default to be immaterial.

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of November 30, 2009, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at November 30, 2009 was $64.5 million. The Company was not required to post any collateral as a result of these contingent features.

NOTE 12 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. As previously announced, in the third quarter of fiscal 2009, the Company initiated a reorganization of the NIKE brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

The Company’s “Other” category is broken into two components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE brand licensing businesses that are not part of a geographic operating segment and selling, general and administrative expenses that are centrally managed for the NIKE brand. The “Other Businesses” category primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Activities represented in the “Other” category are considered immaterial for individual disclosure. Prior period amounts have been reclassified to conform to the Company’s new operating structure described above.

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

        As part of the Company’s centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from the centrally managed foreign exchange risk management program.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable, net, inventories and property, plant and equipment, net for operating segments are regularly reviewed and therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions)
Net Revenue
North America	$1,496.4	$1,562.4	$3,256.5	$3,419.9
Western Europe	901.6	963.9	2,006.8	2,312.9
Central and Eastern Europe	260.3	342.3	546.5	772.1
Greater China	403.9	418.3	819.4	914.7
Japan	222.4	227.2	408.4	413.6
Emerging Markets	554.6	511.5	976.4	969.3
Global Brand Divisions	25.0	16.0	55.7	38.2

Total NIKE Brand	3,864.2	4,041.6	8,069.7	8,840.7
Other Businesses	555.6	548.5	1,159.5	1,181.6
Corporate	(14.2)	—	(25.1)	—

Total NIKE Consolidated Revenues	$4,405.6	$4,590.1	$9,204.1	$10,022.3

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
	(in millions)
Earnings Before Interest and Taxes
North America	$290.5	$265.7	$701.1	$639.3
Western Europe	175.3	183.7	463.9	506.7
Central and Eastern Europe	64.4	100.3	146.6	227.1
Greater China	125.6	135.5	274.4	274.3
Japan	44.7	55.2	79.8	93.1
Emerging Markets	156.1	121.2	257.1	194.1
Global Brand Divisions	(176.0)	(177.3)	(356.5)	(376.0)

Total NIKE Brand	680.6	684.3	1,566.4	1,558.6
Other Businesses	35.2	21.3	121.8	107.9
Corporate	(223.2)	(190.0)	(513.1)	(446.8)

Total NIKE Consolidated Earnings Before Interest and Taxes	$492.6	$515.6	$1,175.1	$1,219.7

Interest (expense) income, net	(1.6)	5.0	(2.9)	15.1

Total NIKE Consolidated Income Before Income Taxes	$491.0	$520.6	$1,172.2	$1,234.8

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2009	May 31, 2009
	(in millions)
Accounts receivable, net
North America	$846.9	$897.7
Western Europe	477.4	503.4
Central and Eastern Europe	307.0	373.6
Greater China	118.8	122.3
Japan	151.3	207.2
Emerging Markets	404.3	268.2
Global Brand Divisions	59.2	53.3

Total NIKE Brand	2,364.9	2,425.7
Other Businesses	325.3	439.8
Corporate	26.3	18.4

Total NIKE Consolidated Accounts Receivable, net	$2,716.5	$2,883.9

Inventories
North America	$787.3	$868.8
Western Europe	352.0	453.5
Central and Eastern Europe	155.3	166.2
Greater China	94.4	110.4
Japan	114.1	95.7
Emerging Markets	271.9	258.2
Global Brand Divisions	31.0	32.4

Total NIKE Brand	1,806.0	1,985.2
Other Businesses	370.3	371.8
Corporate	—	—

Total NIKE Consolidated Inventories	$2,176.3	$2,357.0

Property, plant and equipment, net
North America	$335.5	$354.2
Western Europe	346.0	326.5
Central and Eastern Europe	16.2	15.0
Greater China	119.6	78.2
Japan	351.8	318.5
Emerging Markets	48.5	47.4
Global Brand Divisions	105.0	103.1

Total NIKE Brand	1,322.6	1,242.9
Other Businesses	162.6	163.7
Corporate	538.7	551.1

Total NIKE Consolidated Property, Plant and Equipment, net	$2,023.9	$1,957.7

NOTE 13 - Commitments and Contingencies:

At November 30, 2009 the Company had letters of credit outstanding totaling $77.5 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the second quarter of fiscal 2010, our revenues declined 4% to $4.4 billion, net income decreased 4% to $375 million and we delivered diluted earnings per share of $0.76, a 5% decrease compared to the second quarter of fiscal 2009.

Income before income taxes decreased 6% for the second quarter primarily as a result of the decline in revenues and a decline in gross margin percentage, partially offset by a 4% reduction in selling and administrative expense. Revenues decreased as a result of a continued slowdown in consumer spending in most of our major markets compared to the same period in the prior year. The decline in selling and administrative expense was primarily due to lower demand creation spending and lower personnel costs following restructuring efforts completed in fiscal 2009. A decrease in interest income earned on cash and short-term investments was also a factor in income before income taxes growing at a slower rate than revenues.

Net income and diluted earnings per share for the second quarter and the first six months of fiscal 2010 were positively affected by a year-over-year decrease in our effective tax rate of 140 and 280 basis points for the second quarter and first six months of fiscal 2010, respectively.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions, except per share data)
Revenues	$4,405.6	$4,590.1	-4%	$9,204.1	$10,022.3	-8%
Cost of sales	2,444.9	2,540.1	-4%	5,027.9	5,410.2	-7%
Gross margin	1,960.7	2,050.0	-4%	4,176.2	4,612.1	-9%
Gross margin %	44.5%	44.7%		45.4%	46.0%
Selling and administrative	1,478.6	1,546.8	-4%	3,024.7	3,403.2	-11%
% of revenue	33.6%	33.7%		32.9%	34.0%
Income before income taxes	491.0	520.6	-6%	1,172.2	1,234.8	-5%
Net income	375.4	391.0	-4%	888.4	901.5	-1%
Diluted earnings per share	0.76	0.80	-5%	1.80	1.83	-2%

Consolidated Operating Results

Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes (1)	2009	2008	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
Revenues	$4,405.6	$4,590.1	-4%	-4%	$9,204.1	$10,022.3	-8%	-6%

[1]

Fiscal 2010 results have been restated using fiscal 2009 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Changes in foreign currency exchange rates had a minimal impact on NIKE, Inc.’s revenues for the second quarter and decreased NIKE, Inc.’s revenues 2 percentage points for the first six months of fiscal 2010. The decline in revenues for both periods was primarily driven by our NIKE brand business.

Excluding the effects of changes in currency exchange rates, revenues for our NIKE brand business declined 4% for the second quarter and 6% for the first six months of fiscal 2010. For the second quarter and first six months of fiscal 2010, all of our geographies delivered lower revenues with the exception of the Emerging Markets geography, reflecting a challenging economic environment across most markets. Our North America geography contributed 2 percentage points to the revenue decline for both the second quarter and year-to-date periods while the remaining geographies contributed 2 and 4 percentage points to the decline, respectively.

By product group, our worldwide NIKE brand footwear business declined 1% and decreased revenues by $22.8 million during the second quarter of fiscal 2010. Our worldwide NIKE brand apparel and equipment businesses decreased by 10% and 8%, respectively, during the second quarter and combined decreased revenues by $163.6 million. For the first six months of fiscal 2010, our worldwide NIKE brand footwear business declined 6% and decreased revenues by $317.1 million, while both our worldwide NIKE brand apparel and equipment businesses declined by 13%, and combined decreased revenues by $471.4 million.

Our Other Businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Revenues for these businesses increased by 1% in the second quarter of fiscal 2010, driven by strong results from Converse, which more than offset decreased revenues from NIKE Golf and Umbro. For the year-to-date period, revenues for these businesses decreased 2%, as lower revenues at NIKE Golf, Umbro and Cole Haan more than offset revenue growth at Converse.

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions)
Gross margin	$1,960.7	$2,050.0	-4%	$4,176.2	$4,612.1	-9%
Gross margin %	44.5%	44.7%	(20)bps	45.4%	46.0%	(60)bps

For the second quarter and the first six months of fiscal 2010, the primary factors contributing to the decline in consolidated gross margin percentage versus the prior year were increases in full-price discounts and unfavorable foreign exchange impacts relative to the prior year. Higher levels of discounts were provided across most businesses to manage inventory levels under current marketplace conditions. The foreign exchange impacts were a result of less favorable year-over-year effective currency rates on non-functional currency revenues earned and product purchased, mostly driven by our Emerging Markets, Western Europe and Central and Eastern European operations. Combined, these factors decreased consolidated gross margins by approximately 160 and 140 basis points for the second quarter and first six months of fiscal 2010, respectively. These decreases were partially offset by lower product costs during the second quarter of fiscal 2010, driven by lower raw material and freight costs, and the effect of an increase in NIKE-owned retail sales as a percentage of total product sales for both the second quarter and year-to-date periods of fiscal 2010.

Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions)
Operating overhead expense	$905.6	$959.9	-6%	$1,898.1	$2,002.2	-5%
Demand creation expense[1]	573.0	586.9	-2%	1,126.6	1,401.0	-20%

Selling and administrative expense	$1,478.6	$1,546.8	-4%	$3,024.7	$3,403.2	-11%
% of revenues	33.6%	33.7%	(10)bps	32.9%	34.0%	(110)bps

[1]	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Changes in foreign currency exchange rates had a minimal effect on selling and administrative expense in the second quarter and decreased selling and administrative expense 2 percentage points for the first six months of fiscal 2010.

Excluding changes in exchange rates, operating overhead decreased 6% and 3% during the second quarter and first six months of fiscal 2010, respectively, compared to the same periods in the prior year. This decrease in both periods was primarily attributable to reductions in wage related spending as a result of restructuring activities that occurred during the fourth quarter of fiscal 2009 and reductions in spending on travel and meetings. These decreases were partially offset by investments in NIKE-owned retail.

On a currency neutral basis, demand creation expense decreased 2% and 17% during the second quarter and first six months of fiscal 2010, respectively, compared to the same periods in the prior fiscal year. The decrease in demand creation expense for the second quarter was due primarily to a shift in some of our planned demand creation spending into the second half of fiscal 2010. The decrease in demand creation spending for the first six months of fiscal 2010 was primarily due to a comparison to high levels of demand creation investment in the first quarter of fiscal 2009 around the 2008 Olympics in Beijing and the European Football Championships as well as the shift of planned demand creation spending into the second half of fiscal 2010.

Other Income, net

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions)
Other income, net	$10.5	$12.4	-15%	$23.6	$10.8	119%

Other income, net is primarily comprised of foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities in non-functional currencies and the impact of foreign currency derivative instruments, as well as disposals of fixed assets and other unusual or non-recurring transactions that are outside the normal course of business. For the second quarter and year-to-date periods of fiscal 2010 and 2009, other income, net was primarily comprised of net foreign currency conversion gains and the recognition of licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other income, net had a favorable impact of approximately $10 million on our income before income taxes for the second quarter of fiscal 2010 and an unfavorable impact of $18 million for the first six months of fiscal 2010.

Income Taxes

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change		2009	2008	% Change
	(dollars in millions)
Effective tax rate	23.5%	24.9%	(140	)bps	24.2%	27.0%	(280	)bps

Our effective tax rate for the second quarter and first six months of fiscal 2010 was 140 and 280 basis points lower, respectively, compared to the same periods in the prior year. These decreases were due primarily to the impact from resolutions and settlements of uncertain tax positions as well as the reduction in our ongoing effective tax rate resulting from operations outside the United States. Our tax rates on operations outside the United States are generally lower than the U.S. statutory rate.

We estimate our effective tax rate for fiscal year 2010 will be approximately 25%.

Futures Orders

Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from December 2009 through April 2010, were 4% higher than such orders reported for the comparable period of fiscal 2009. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 5 percentage points to the futures growth versus the same period in the prior year. Excluding this currency impact, the decrease in overall futures and advance orders was driven by decreases in unit sales volume, partially offset by growth in average unit price for footwear and apparel.

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

The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes (1)	2009	2008	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
North America	$1,496.4	$1,562.4	-4%	-4%	$3,256.5	$3,419.9	-5%	-5%
Western Europe	901.6	963.9	-6%	-8%	2,006.8	2,312.9	-13%	-8%
Central and Eastern Europe	260.3	342.3	-24%	-21%	546.5	772.1	-29%	-22%
Greater China	403.9	418.3	-3%	-3%	819.4	914.7	-10%	-11%
Japan	222.4	227.2	-2%	-14%	408.4	413.6	-1%	-12%
Emerging Markets	554.6	511.5	8%	14%	976.4	969.3	1%	12%
Global Brand Divisions	25.0	16.0	56%	59%	55.7	38.2	46%	58%

Total NIKE Brand	3,864.2	4,041.6	-4%	-4%	8,069.7	8,840.7	-9%	-6%
Other Businesses	555.6	548.5	1%	1%	1,159.5	1,181.6	-2%	-1%
Corporate(2)	(14.2)	—	—	—	(25.1)	—	—	—

Total NIKE Consolidated Net Revenues	$4,405.6	$4,590.1	-4%	-4%	$9,204.1	$10,022.3	-8%	-6%

[1]

Fiscal 2010 results have been restated using fiscal 2009 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

[2]

Corporate primarily consists of results from our centrally managed foreign exchange risk management program and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to our geographic operating segments.

The breakdown of earnings before interest and taxes is as follows:

Earning Before Interest and Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions)
North America	$290.5	$265.7	9%	$701.1	$639.3	10%
Western Europe	175.3	183.7	-5%	463.9	506.7	-8%
Central and Eastern Europe	64.4	100.3	-36%	146.6	227.1	-35%
Greater China	125.6	135.5	-7%	274.4	274.3	0%
Japan	44.7	55.2	-19%	79.8	93.1	-14%
Emerging Markets	156.1	121.2	29%	257.1	194.1	32%
Global Brand Divisions	(176.0)	(177.3)	1%	(356.5)	(376.0)	5%

Total NIKE Brand	680.6	684.3	-1%	1,566.4	1,558.6	1%
Other Businesses	35.2	21.3	65%	121.8	107.9	13%
Corporate	(223.2)	(190.0)	-17%	(513.1)	(446.8)	-15%

Total NIKE Consolidated Earnings Before Interest and Taxes	$492.6	$515.6	-4%	$1,175.1	$1,219.7	-4%

Interest (expense) income, net	$(1.6)	$5.0	-132%	$(2.9)	$15.1	-119%

Total NIKE Consolidated Income Before Income Taxes	$491.0	$520.6	-6%	$1,172.2	$1,234.8	-5%

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest (expense) income, net and income taxes in the Unaudited Condensed Consolidated Statements of Income. Previously, the Company evaluated performance of individual operating segments based on income before income taxes. Financial information has been reclassified to conform to the new primary financial measure used by the Company. As discussed in Note 12 — Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in earnings before interest and income taxes of our operating segments.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$981.2	$1,018.9	-4%	-4%	$2,199.8	$2,286.7	-4%	-4%
Apparel	440.9	469.9	-6%	-6%	884.8	956.8	-8%	-7%
Equipment	74.3	73.6	1%	1%	171.9	176.4	-3%	-2%

Total revenues	$1,496.4	$1,562.4	-4%	-4%	$3,256.5	$3,419.9	-5%	-5%

Earnings Before Interest and Taxes	$290.5	$265.7	9%		$701.1	$639.3	10%

For the second quarter and the first six months of fiscal 2010, the decrease in North America footwear revenue was attributable to a low single-digit percentage decline in both average selling price per pair and unit sales, reflective of a more challenging retail environment. The decline in unit sales was driven by running, kids and NIKE brand sportswear products, partially offset by higher unit sales of basketball products, including Brand Jordan. The decrease in average selling price per pair was mainly attributable to lower average selling prices for Brand Jordan, running and kids products.

The year-over-year decrease in North America apparel revenues for both the second quarter and first six months of fiscal 2010 was reflective of a double-digit percentage decrease in unit sales partially offset by a mid single-digit percentage increase in average selling price. The decrease in unit sales was primarily driven by lower sales of NIKE brand sportswear products and a decrease in close-out sales. Average selling prices increased primarily as a result of fewer close-out sales.

The increase in North America’s earnings before interest and taxes in the second quarter and the first six months of fiscal 2010 was a result of a decrease in selling and administrative expense as well as an improvement in gross margin percentage. The decrease in selling and administrative expense was due to both a reduction in demand creation and operating overhead expense. The decrease in demand creation expense was due to reduced spending on sports marketing and advertising. The decline in operating overhead was primarily attributable to the reduction in workforce as a result of the restructuring activities that occurred in the fourth quarter of fiscal 2009 as well as reductions in spending around travel and meetings. Our gross margin percentage improvement was primarily a result of a decrease in apparel close-out sales and the effect of an increase in NIKE-owned retail sales as a percentage of total product sales.

Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$514.8	$512.8	0%	-1%	$1,150.2	$1,262.3	-9%	-3%
Apparel	323.4	379.8	-15%	-16%	716.0	874.6	-18%	-13%
Equipment	63.4	71.3	-11%	-12%	140.6	176.0	-20%	-15%

Total revenues	$901.6	$963.9	-6%	-8%	$2,006.8	$2,312.9	-13%	-8%

Earnings Before Interest and Taxes	$175.3	$183.7	-5%		$463.9	$506.7	-8%

On a currency neutral basis, most markets in Western Europe experienced lower revenues during the second quarter and first half of fiscal 2010, reflecting the overall difficult retail environment in the geography. Revenues for the U.K. & Ireland, the largest market in Western Europe, declined 17% and 19% during the second quarter and year-to-date periods, respectively, compared to the same periods in the prior year.

The decrease in footwear revenue in the second quarter and first six months of fiscal 2010 was primarily the result of a decrease in average selling price per pair that was attributable to higher customer discounts provided to manage inventory levels.

The decrease in apparel revenue for the second quarter and first six months of fiscal 2010 compared to the same periods in the prior year was driven by declines in both unit sales and average selling price per unit. The decline in unit sales was due to lower sales for most NIKE brand apparel product categories, most notably NIKE brand sportswear and soccer products, while the decrease in average selling price per unit was primarily due to higher customer discounts.

In the second quarter and first six months of fiscal 2010, earnings before interest and taxes for Western Europe decreased at a slightly slower rate than revenue as result of lower demand creation and operating overhead expenses. The decline in demand creation expense during the second quarter of fiscal 2010 was primarily due to a shift in some of our planned demand creation spending into the second half of fiscal 2010. For the year-to-date period, the decline in demand creation expense was primarily attributable to a comparison to high levels of demand creation investment in the first quarter of fiscal 2009 around the European Football Championships and the Beijing Olympics as well as the shift of planned demand creation spending into the second half of fiscal 2010. The decline in operating overhead expense for both the second quarter and first six months of fiscal 2010 was attributable to wage related savings as a result of the restructuring activities in fiscal 2009 as well as reductions in spending around travel and meetings.

Central and Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$144.0	$175.5	-18%	-16%	$302.9	$408.5	-26%	-18%
Apparel	99.4	141.8	-30%	-27%	196.8	296.7	-34%	-27%
Equipment	16.9	25.0	-32%	-28%	46.8	66.9	-30%	-20%

Total revenues	$260.3	$342.3	-24%	-21%	$546.5	$772.1	-29%	-22%

Earnings Before Interest and Taxes	$64.4	$100.3	-36%		$146.6	$227.1	-35%

Most markets within Central and Eastern Europe experienced lower revenues during the second quarter and first six months of fiscal 2010 as a result of difficult economic conditions.

The decrease in footwear revenue during the second quarter and the first half of fiscal 2010 compared to the same periods in the prior year was mainly attributable to double-digit percentage declines in unit sales across most product categories, most notably, NIKE brand sportswear products. Average selling price per pair also declined during the second quarter and first six months of fiscal 2010 as a result of higher discounts provided to customers compared to the prior year.

The decline in Central and Eastern Europe’s earnings before interest and taxes in the second quarter of fiscal 2010 was a result of lower revenues and gross margin percentage, partially offset by reductions in selling and administrative expense. The decline in selling and administrative expense was primarily driven by a decrease in demand creation spending as well as wage related savings resulting from the fiscal 2009 restructuring. The decline in gross margin percentage was primarily due to higher discounts provided to our customers. For the year-to-date period, the decline in Central and Eastern Europe’s earnings before interest and taxes was primarily a result of lower revenues, partially offset by an improvement in gross margin percentage and lower selling and administrative expense as mentioned above.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$209.5	$211.1	-1%	-1%	$427.9	$473.3	-10%	-10%
Apparel	169.8	182.1	-7%	-7%	337.9	381.9	-12%	-12%
Equipment	24.6	25.1	-2%	-2%	53.6	59.5	-10%	-10%

Total revenues	$403.9	$418.3	-3%	-3%	$819.4	$914.7	-10%	-11%

Earnings Before Interest and Taxes	$125.6	$135.5	-7%		$274.4	$274.3	0%

The decrease in revenue for Greater China for the second quarter and first six months of fiscal 2010 was attributable to the difficult economic and retail environment, as well as comparisons to strong revenue growth in the first six months of fiscal 2009, driven by the 2008 Beijing Olympics.

The decrease in footwear revenues during the second quarter of fiscal 2010 compared to the same period in the prior year was attributable to a mid single-digit decrease in unit sales, driven primarily by lower sales of NIKE brand sportswear and running products, partially offset by an increase in average selling price per pair driven by lower discounts and returns. The decrease in footwear revenues during the first six months of fiscal 2010 compared to the same period in the prior year was mainly due to a high single-digit decrease in unit sales and a low single-digit decrease in average selling price per pair, driven by increased level of close-out sales. The decrease in apparel revenue for the second quarter and first six months of fiscal 2010 was mainly attributable to a decline in unit sales across most major categories, most notably NIKE brand sportswear products.

In the second quarter of fiscal 2010, earnings before interest and taxes for Greater China decreased at a faster rate than revenue. This was mainly the result of higher demand creation spending, which more than offset an improvement in gross margin percentage driven by a reduction in import duties and improved year-over-year standard currency rates. For the year-to-date period, earnings before interest and taxes for Greater China remained flat despite a decline in revenues as a result of a decrease in demand creation spending, primarily attributable to comparisons against higher prior year spending around the 2008 Beijing Olympics.

Japan

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$103.8	$98.0	6%	-8%	$201.3	$191.4	5%	-7%
Apparel	97.9	108.5	-10%	-21%	164.6	180.7	-9%	-19%
Equipment	20.7	20.7	0%	-13%	42.5	41.5	2%	-9%

Total revenues	$222.4	$227.2	-2%	-14%	$408.4	$413.6	-1%	-12%

Earnings Before Interest and Taxes	$44.7	$55.2	-19%		$79.8	$93.1	-14%

Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined during the second quarter and first six months of fiscal 2010 due to decreases in unit sales across most major categories, most notably NIKE brand sportswear products. The decline in revenues was reflective of difficult and highly promotional market conditions in Japan.

For the second quarter of fiscal 2010, the decrease in Japan’s earnings before interest and taxes was primarily the result of lower revenues and higher selling and administrative expense, partially offset by an improved gross margin percentage which was driven by footwear products. Selling and administrative expenses were higher for the second quarter primarily due to higher demand creation spending related to sports marketing and brand events. For the year-to-date period, the decline in earnings before interest and taxes was primarily due to lower revenues, lower gross margin percentage and higher selling and administrative expense. The decrease in gross margin percentage for the first six months of fiscal 2010 was primarily due to higher discounts and increased close-out sales for apparel products. The increase in selling and administrative expenses for the year-to-date period was due to investments in NIKE-owned retail stores.

Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$369.9	$329.7	12%	17%	$648.8	$625.8	4%	14%
Apparel	143.4	134.4	7%	13%	250.6	252.0	-1%	11%
Equipment	41.3	47.4	-13%	-8%	77.0	91.5	-16%	-6%

Total revenues	$554.6	$511.5	8%	14%	$976.4	$969.3	1%	12%

Earnings Before Interest and Taxes	$156.1	$121.2	29%		$257.1	$194.1	32%

Excluding changes in currency exchange rates, all markets in the Emerging Market geography reported revenue growth for the second quarter and first six months of fiscal 2010, led by Korea, Mexico and Brazil.

For the second quarter and first six months of fiscal 2010, footwear revenue growth was primarily driven by double-digit growth in unit sales of NIKE Brand sportswear, kids and basketball products.

For the second quarter of fiscal 2010, the increase in Emerging Markets’ earnings before interest and taxes was primarily the result of revenue growth, improved gross margins and lower selling and administrative expense. The increase in gross margins for the second quarter was primarily driven by improved year-on-year standard currency rates, while the decrease in selling and administrative expense was attributable to wage related savings as a result of the fiscal 2009 restructuring. For the year-to-date period, the increase in earnings before interest and taxes was primarily due to lower selling administrative expense combined with revenue growth. The decrease in selling and administrative expense was primarily attributable to the comparison against prior year demand creation spending around the Beijing Olympics and wage related savings as a result of the fiscal 2009 restructuring.

Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$25.0	$16.0	56%	59%	$55.7	$38.2	46%	58%
Earnings Before Interest and Taxes	(176.0)	(177.3)	1%		(356.5)	(376.0)	5%

Global Brand Divisions primarily consists of NIKE Brand licensing businesses that are not part of a geographic operating segment and selling, general and administrative expenses that are centrally managed for the NIKE brand.

The increase in Global Brand Division revenues during the second quarter and first six months of fiscal 2010 was primarily attributable to a higher level of licensing revenues compared to the same periods in the prior year.

Other Businesses

	Three Months Ended November 30,				Six Months Ended November 30,
	2009	2008	% Change	% Change Excluding Currency Changes	2009	2008	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$555.6	$548.5	1%	1%	$1,159.5	$1,181.6	-2%	-1%
Earnings Before Interest and Taxes	35.2	21.3	65%		121.8	107.9	13%

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For the second quarter of fiscal 2010, the increase in Other Businesses’ revenue was primarily driven by double-digit revenue growth at Converse and a low-single digit revenue growth at Hurley, which more than offset lower revenues at NIKE Golf and Umbro. For the year-to-date period, lower revenues at NIKE Golf, Umbro and Cole Haan more than offset the revenue growth at Converse and Hurley.

The increase in the Other Businesses earnings before interest and taxes during the second quarter and first six months of fiscal 2010 was primarily due to lower selling and administrative expense. The decrease in selling and administrative expense was attributable to lower spending on demand creation, primarily at Converse, and lower travel and meeting expenses across most businesses.

Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
	2009	2008	% Change	2009	2008	% Change
	(dollars in millions)
Revenues	$(14.2)	$—	—	$(25.1)	$—	—
Earnings Before Interest and Taxes	(223.2)	(190.0)	-17%	(513.1)	(446.8)	-15%

Corporate consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including hedge gains and losses, corporate eliminations and other items.

Foreign currency gains and losses include conversion gains and losses generated by our centrally managed foreign exchange risk management program and other conversion gains and losses. Foreign currency gains and losses also include gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE brand geographic operating segments together with centrally managed foreign currency hedge gains and losses.

The decrease in Corporate’s earnings before interest and taxes for the second quarter and first six months of fiscal 2010 was primarily attributable to an increase in net foreign currency losses generated by our centrally managed foreign exchange risk management program and other net conversion losses. On a consolidated basis, this decrease was partially offset by the impact of favorable year-over-year standard rates assigned to our NIKE brand geographic operating segments.

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

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, which subjects us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposures.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-functional currency assets and liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement which may create fluctuations in other income, net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of November 30, 2009, we use currency forward contracts and options with maturities up to 18 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at November 30, 2009 and May 31, 2009 was $62.7 million and $248.0 million in assets and $50.0 million and $12.2 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion was immaterial for the three months ended November 30, 2009 and a gain of $5.2 million for the six months ended November 30, 2009. The ineffective portion was immediately recognized in earnings as a component of other income, net. Ineffectiveness was not material for the three and six months ended November 30, 2008.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to remeasurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the remeasurement of the related asset or liability. The fair value of these instruments at November 30, 2009 and May 31, 2009, was $7.1 million and $13.2 million in assets and $29.6 million and $34.3 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other income, net and aims to offset foreign currency remeasurement gains and losses of the exposures being hedged.

Refer to Note 11 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was net translation benefit of approximately $3 million and $9 million, respectively, for the three months ended November 30, 2009 and approximately $52 million and $20 million, respectively, for the three months ended November 30, 2008. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was net translation (detriment) benefit of approximately ($263) million and ($46) million, respectively, for the six months ended November 30, 2009 and approximately $365 million and $97 million, respectively, for the six months ended November 30, 2008.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at November 30, 2009 and May 31, 2009 was $11.8 million and $103.6 million in assets and $4.6 million and $0 in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other income, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income, net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other income, net had a favorable impact of approximately $10 million on our income before income taxes for the second quarter of fiscal 2010 and an unfavorable impact of $18 million for the first six months of fiscal 2010.

Refer to Note 11 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. During fiscal 2008, we began to hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments, with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at November 30, 2009 and May 31, 2009 were liabilities of $23.9 million and $22.4 million, respectively. Cash flows from net investment hedge settlements totaled ($67.0) million and $185.4 million in the six month periods ended November 30, 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $1,377.1 million for the first six months of fiscal 2010, compared to $638.3 million for the first six months of fiscal 2009. Our primary source of operating cash flow for the first six months of fiscal 2010 was net income of $888.4 million as well as positive cash flows from working capital. Our working capital during the first six months of fiscal 2010 provided a net positive cash flow of $180.2 million as compared to a net cash outflow of $502.3 million during the same period in the prior year. The increase in cash flows from working capital was primarily due to a decrease in accounts receivable and inventories, reflective of lower revenues and tighter inventory buys, partially offset by a decrease in accrued liabilities due primarily to cash payments of severance costs relating to our fiscal 2009 restructuring.

Cash used by investing activities was $1,064.8 million for the first six months of fiscal 2010, compared to $410.1 million for the first six months of fiscal 2009. The year-over-year increase was primarily due to net purchases of short-term investments of $831.6 million (net of sales and maturities) in the first six months of fiscal 2010 compared to $358.3 million in net purchases of short-term investments during the first six months of fiscal 2009. Also contributing to the year-over-year increase in cash used by investing activities was payments of $67.0 million for the settlement of net investment hedges compared to proceeds of $185.4 million from the settlement of net investment hedges in the prior period.

Cash used by financing activities was $505.7 million for the first six months of fiscal 2010 compared to $562.3 million used in the first six months of fiscal 2009. The decrease in cash used by financing activities was primarily due to lower share repurchases, as discussed below, offset by payments of notes payable and long-term debt.

In the first six months of fiscal 2010, we purchased 3.3 million shares of NIKE’s Class B common stock for $208.9 million. As of November 30, 2009, we have repurchased 52.5 million shares for $2.9 billion under the $3 billion program approved by our Board of Directors in June 2006. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program. We expect to fund share repurchases from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the second quarter of fiscal 2010 were $0.27, compared to $0.25 in the second quarter of fiscal 2009.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

As a result of renewals of and additions to outstanding service contracts, our other commitments have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2009.

Obligations under other commitments as of November 30, 2009 are as follows:

	Cash Payments due during the fiscal year ending May 31,
	Remainder of 2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Other commitments[1]	$217.3	$134.9	$97.9	$108.0	$4.3	$3.7	$566.1

[1]

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet as of November 30, 2009.

The total liability for uncertain tax positions was $263.4 million, excluding related interest and penalties, at November 30, 2009. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of November 30, 2009, no debt securities had been issued under this shelf registration.

We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012. As of November 30, 2009, we had no amounts outstanding under this facility. Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

Liquidity is also provided by our $1 billion commercial paper program. We had no amounts outstanding under this program as of November 30, 2009. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. We believe that current cash and short-term investment balances and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our operating and capital needs in the foreseeable future.

Recently Adopted Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for us beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

In May 2009, the FASB issued new accounting guidance establishing general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. This guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. See Note 1- Summary of Significant Accounting Policies “Basis of Presentation” in the notes to the Unaudited Condensed Consolidated Financial Statements for the required disclosure under the newly adopted guidance.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. See Note 5- Fair Value Measurements in the notes to the Unaudited Condensed Consolidated Financial Statements for the disclosure required under the updated guidance.

In June 2008, the FASB issued new accounting guidance applicable when determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

        In April 2008, the FASB issued amended guidance regarding the determination of the useful life of intangible assets. The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In December 2007, the FASB issued amended guidance regarding business combinations, establishing principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, any resulting goodwill, and any non-controlling interest in an acquiree in its financial statements. This guidance also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of a business combination. This amended guidance became effective for us beginning June 1, 2009. The adoption of this amended guidance did not have an impact on our consolidated financial statements, but could impact the accounting for future business combinations.

In December 2007, the FASB issued new guidance regarding the accounting and reporting for non-controlling interests in subsidiaries. This guidance clarifies that non-controlling interests in subsidiaries should be accounted for as a component of equity separate from the parent’s equity. This guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning June 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial positions or results of operations.

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for us beginning June 1, 2010. We are currently evaluating the impact of the provisions of this new standard.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2009.

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2009. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. The new program will commence upon completion of our current $3 billion share repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
September 1 - 30, 2009	—	$—	—	$285.2
October 1 - 31, 2009	1,400,000	$63.94	1,400,000	$195.7
November 1 - 30, 2009	1,625,000	$64.27	1,625,000	$91.3

Total	3,025,000	$64.12	3,025,000

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on Monday, September 21, 2009, in Beaverton, Oregon. The following matters were submitted to a vote of the shareholders, the results of which were as follows:

Proposal 1 – Election of Directors:

Directors Elected by holders of Class A Common Stock:

	Votes Cast For	Votes Withheld
John G. Connors	94,058,182	-0-
Timothy D. Cook	94,058,182	-0-
Ralph D. DeNunzio	94,058,182	-0-
Douglas G. Houser	94,058,182	-0-
Philip H. Knight	94,058,182	-0-
Mark G. Parker	94,058,182	-0-
Johnathan A. Rodgers	94,058,182	-0-
Orin C. Smith	94,058,182	-0-
John R. Thompson, Jr.	94,058,182	-0-

Directors Elected by holders of Class B Common Stock:

	Votes Cast For	Votes Withheld
Jill K. Conway	336,271,204	5,665,625
Alan B. Graf, Jr.	339,672,317	2,264,512
John C. Lechleiter	338,569,616	3,367,212

Proposal 2 – Approve an amendment to the NIKE, Inc. Employee Stock Purchase Plan.

Class A and Class B Common Stock Voting Together:

For	Against	Abstain	Broker Non-Votes
392,866,980	1,163,857	184,933	41,779,240

Proposal 3 – Ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal year 2010.

Class A and Class B Common Stock Voting Together:

For	Against	Abstain	Broker Non-Votes
430,511,783	5,142,330	340,895	-0-

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: January 6, 2010