Form 10-Q
period 2010-02-28
NIKE INC
filed 2010-04-07
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐         Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of March 31, 2010 were:

Class A	89,990,248
Class B	395,710,294

485,700,542

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2010	May 31, 2009
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,225.2	$2,291.1
Short-term investments (Note 5)	1,813.7	1,164.0
Accounts receivable, net	2,833.8	2,883.9
Inventories (Note 2)	2,150.3	2,357.0
Deferred income taxes (Note 6)	221.7	272.4
Prepaid expenses and other current assets (Note 11)	843.3	765.6

Total current assets	10,088.0	9,734.0

Property, plant and equipment	4,437.2	4,255.7
Less accumulated depreciation	2,474.6	2,298.0

Property, plant and equipment, net	1,962.6	1,957.7

Identifiable intangible assets, net (Note 3)	468.0	467.4
Goodwill (Note 3)	190.7	193.5
Deferred income taxes and other long-term assets (Note 6 and 11)	867.0	897.0

Total assets	$13,576.3	$13,249.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7.5	$32.0
Notes payable	108.8	342.9
Accounts payable	994.7	1,031.9
Accrued liabilities (Note 4)	1,647.7	1,783.9
Income taxes payable (Note 6)	88.0	86.3

Total current liabilities	2,846.7	3,277.0
Long-term debt	451.9	437.2
Deferred income taxes and other long-term liabilities (Note 6)	848.5	842.0
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	0.3	0.3
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90.0 and 95.3 million shares outstanding	0.1	0.1
Class B - 393.7 and 390.2 million shares outstanding	2.7	2.7
Capital in excess of stated value	3,272.6	2,871.4
Accumulated other comprehensive income (Note 7)	234.4	367.5
Retained earnings	5,919.1	5,451.4

Total shareholders’ equity	9,428.9	8,693.1

Total liabilities and shareholders’ equity	$13,576.3	$13,249.6

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues	$4,733.0	$4,440.8	$13,937.1	$14,463.1
Cost of sales	2,515.0	2,492.3	7,542.9	7,902.5

Gross margin	2,218.0	1,948.5	6,394.2	6,560.6
Selling and administrative expense	1,563.8	1,352.1	4,588.5	4,755.3
Goodwill impairment	—	199.3	—	199.3
Intangible and other asset impairment	—	202.0	—	202.0
Other income, net	(8.6)	(43.3)	(32.2)	(54.1)
Interest expense (income), net	0.9	3.0	3.8	(12.1)

Income before income taxes	661.9	235.4	1,834.1	1,470.2

Income tax expense (benefit) (Note 6)	165.5	(8.4)	449.3	324.9

Net income	$496.4	$243.8	$1,384.8	$1,145.3

Basic earnings per common share (Note 9)	$1.02	$0.50	$2.85	$2.36

Diluted earnings per common share (Note 9)	$1.01	$0.50	$2.81	$2.33

Dividends declared per common share	$0.27	$0.25	$0.79	$0.73

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 28,
	2010	2009
	(in millions)
Cash provided by operations:
Net income	$1,384.8	$1,145.3
Income charges (credits) not affecting cash:
Depreciation	240.5	246.6
Deferred income taxes	74.0	(270.3)
Stock-based compensation	137.5	127.0
Amortization and other	21.8	8.2
Impairment of goodwill, intangibles and other assets	—	401.3
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	89.0	(373.8)
Decrease (increase) in inventories	214.9	(182.5)
Increase in prepaid expenses and other assets	(35.7)	(55.0)
Decrease in accounts payable, accrued liabilities and income taxes payable	(237.8)	(384.4)

Cash provided by operations	1,889.0	662.4

Cash used by investing activities:
Purchases of investments	(2,430.2)	(1,748.9)
Maturities of investments	1,345.8	893.0
Sales of investments	406.3	790.4
Additions to property, plant and equipment	(240.1)	(335.3)
Proceeds from the sale of property, plant and equipment	9.8	14.6
Increase in other assets and liabilities, net	(6.5)	(42.4)
Settlement of net investment hedges	(49.1)	226.9

Cash used by investing activities	(964.0)	(201.7)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(30.5)	(5.1)
(Decrease) increase in notes payable	(237.4)	171.8
Proceeds from exercise of stock options and other stock issuances	222.8	149.0
Excess tax benefits from share-based payment arrangements	36.5	22.0
Repurchase of common stock	(526.0)	(649.2)
Dividends on common stock	(374.7)	(345.6)

Cash used by financing activities	(909.3)	(657.1)

Effect of exchange rate changes on cash	(81.6)	(45.4)

Net decrease in cash and equivalents	(65.9)	(241.8)
Cash and equivalents, beginning of period	2,291.1	2,133.9

Cash and equivalents, end of period	$2,225.2	$1,892.1

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$130.6	$121.1

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2010 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended February 28, 2010.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative US GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

In April 2009, the FASB updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 5 - Fair Value Measurements for the disclosure required under the updated guidance.

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

Recently Issued Accounting Standards:

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for the Company beginning March 1, 2010. The Company does not expect the adoption will have an impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning June 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

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

NOTE 2 - Inventories:

Inventory balances of $2,150.3 million and $2,357.0 million at February 28, 2010 and May 31, 2009, respectively, were substantially all finished goods.

NOTE 3 - Identified Intangible Assets and Goodwill:

The following table summarizes the Company’s identifiable intangible assets and goodwill balances as of February 28, 2010 and May 31, 2009:

	February 28, 2010			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$64.4	$(19.6)	$44.8	$56.6	$(17.2)	$39.4
Trademarks	39.4	(16.0)	23.4	37.5	(10.9)	26.6
Other	33.7	(18.5)	15.2	40.0	(19.6)	20.4

Total	$137.5	$(54.1)	83.4	$134.1	$(47.7)	86.4

Unamortized intangible assets - Trademarks			384.6			381.0

Identifiable intangible assets, net			$468.0			$467.4

Goodwill			$190.7			$193.5

The effect of foreign exchange fluctuations for the nine month period ended February 28, 2010 decreased goodwill and unamortized intangible assets by approximately $2.8 million and $1.5 million, respectively, resulting from the strengthening of the U.S. dollar in relation to the British pound sterling.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense, which is included in selling and administrative expense, was $3.3 million and $2.6 million for the three-month periods ended February 28, 2010 and 2009, respectively and $9.9 million and $7.1 million for the nine-month periods ended February 28, 2010 and 2009, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2010 and each of the years ending May 31, 2011 through May 31, 2014 are as follows: $3.4 million; 2011: $13.1 million; 2012: $12.3 million; 2013: $10.5 million; 2014: $8.4 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	February 28, 2010	May 31, 2009
	(in millions)
Compensation and benefits, excluding taxes	$488.6	$491.9
Endorsee compensation	211.4	237.1
Taxes other than income taxes	176.2	161.9
Advertising and marketing	140.6	97.6
Dividends payable	130.6	121.4
Import and logistics costs	76.0	59.4
Fair value of derivatives	43.3	68.9
Restructuring charges(1)	12.7	149.6
Other(2)	368.3	396.1

Total Accrued Liabilities	$1,647.7	$1,783.9

(1)

Accrued restructuring charges primarily consist of severance costs relating to the Company’s restructuring activities that took place during the fourth quarter of fiscal 2009. See Note 10 - Restructuring Activities for more information.

(2)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at February 28, 2010 and May 31, 2009.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	February 28, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives	$—	$301.7	$—	$301.7	Other current assets and other long-term assets
Available-for-sale securities	437.5	1,120.5	—	1,558.0	Cash equivalents
Available-for-sale securities	922.4	891.3	—	1,813.7	Short-term investments

Total assets	$1,359.9	$2,313.5	$—	$3,673.4

Liabilities
Derivatives	$—	$46.3	$—	$46.3	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$46.3	$—	$46.3

Derivative financial instruments include foreign currency forwards and option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at February 28, 2010.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. The Company had no material Level 3 measurements at February 28, 2010.

Short-Term Investments

As of February 28, 2010 and May 31, 2009, short-term investments consist of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months as current assets within short-term investments on the consolidated balance sheet. As of February 28, 2010, the Company held $1,612.6 million of available-for-sale securities with maturity dates within one year and $201.1 million with maturity dates over one year and less than five years within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	February 28, 2010	May 31, 2009
	(in millions)
Available-for-sale investments:
U.S. treasury and agencies	$1,317.3	$772.8
Corporate commercial paper and bonds	496.4	391.2

	$1,813.7	$1,164.0

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $468 million at February 28, 2010 and $456 million at May 31, 2009.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximates fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 24.5% and 22.1% for the nine months ended February 28, 2010 and 2009, respectively. The Company’s effective tax rate for the nine months ended February 28, 2009 includes a tax benefit related to the impairment of Umbro’s goodwill, intangible and other assets. Excluding the tax benefit of the impairment charges in the prior year period, our fiscal year 2010 tax rate would have been 1.4 percentage points lower compared to fiscal 2009. This comparable decrease in fiscal 2010 was due to ongoing reduction in the effective tax rate on operations outside of the United States.

As of February 28, 2010, total gross unrecognized tax benefits, excluding related interest and penalties, were $251.7 million, $153.1 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2009 were $273.9 million, $110.6 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties decreased $0.9 million during the nine months ended February 28, 2010. As of February 28, 2010, accrued interest and penalties related to uncertain tax positions were $74.5 million (excluding federal benefit).

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(in millions)
Net income	$496.4	$243.8	$1,384.8	$1,145.3
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other(1)	(136.3)	(52.0)	(51.2)	(507.9)
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives	154.7	95.6	(1.3)	634.4
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments	(2.7)	(76.2)	(93.0)	(30.4)
Reclassification of ineffective hedge (gains) losses to net income(2)	—	—	(3.8)	—
Changes due to net investment hedges:
Net gain on hedge derivatives	62.7	29.1	16.2	189.8

Other comprehensive income (loss):	78.4	(3.5)	(133.1)	285.9

Total comprehensive income	$574.8	$240.3	$1,251.7	$1,431.2

(1)

Certain prior year amounts have been revised to properly reflect Changes in cumulative translation adjustment and other in the table above. These revisions affected certain balances reported in our unaudited condensed consolidated balance sheets as of February 28, 2009. As of and for the nine month period ended February 28, 2009, these revisions resulted in an increase in other comprehensive income of $346.0 million, an increase in long-term deferred tax assets of $372.0 million and an increase in long-term deferred tax liabilities of $26.0 million. For the three month period ended February 28, 2009, these revisions resulted in an increase in other comprehensive income of $58.0 million, an increase in long-term deferred tax assets of $197.0 million and an increase in long-term deferred tax liabilities of $139.0 million. These revisions did not affect the Company’s previously reported results of operations and the Company has concluded that these revisions were not material to the financial position for the quarter ended February 28, 2009 or any other subsequent period.

In addition, certain prior period amounts have been reclassified to conform to current period presentation. These changes had no impact on previously reported total comprehensive income.

(2)	Refer to Note 11 - Risk Management and Derivatives for additional detail.

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in millions)
Stock Options(1)	$16.4	$18.6	$117.7	$110.4
ESPPs	3.7	3.2	11.9	10.8
Restricted Stock	2.9	1.9	7.9	5.8

Total stock-based compensation expense	$23.0	$23.7	$137.5	$127.0

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $1.2 million and $1.0 million for the three months ended February 28, 2010 and 2009, respectively, and was $73.2 million and $57.7 million for the nine months ended February 28, 2010 and 2009 respectively.

As of February 28, 2010, the Company had $102.3 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.4 years.

The weighted average fair value per share of the options granted during the nine months ended February 28, 2010 and 2009 as computed using the Black-Scholes pricing model was $23.42 and $17.13, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 28,
	2010	2009
Dividend yield	1.9%	1.5%
Expected volatility	57.8%	32.5%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	2.5%	3.4%

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.2 million and 13.8 million shares of common stock were outstanding for both the three and nine month periods ended February 28, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	484.4	484.0	485.8	485.0
Assumed conversion of dilutive stock options and awards	7.9	4.1	7.5	6.2

Diluted weighted average common shares outstanding	492.3	488.1	493.3	491.2

Basic earnings per common share	$1.02	$0.50	$2.85	$2.36
Diluted earnings per common share	$1.01	$0.50	$2.81	$2.33

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

The activity in the restructuring accrual for the nine month period ended February 28, 2010 is as follows (in millions):

Restructuring accrual - May 31, 2009	$149.6
Cash payments	(138.4)
Foreign currency translation and other	1.5

Restructuring accrual - February 28, 2010	$12.7

The accrual balance as of February 28, 2010 will be relieved throughout the remainder of fiscal year 2010 and early 2011, as severance payments are completed. The restructuring accrual is included in the balance of accrued liabilities in the unaudited condensed consolidated balance sheets.

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

The majority of derivatives outstanding as of February 28, 2010 are designated as either cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 28, 2010 was $6.2 billion, which is primarily comprised of cash flow hedges denominated in Euros, British Pounds and Japanese Yen.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of February 28, 2010 and the condensed consolidated balance sheet as of May 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	February 28, 2010	May 31, 2009	Balance Sheet Location	February 28, 2010	May 31, 2009
	(in millions)
Derivatives designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$256.4	$270.4	Accrued liabilities	$20.4	$—
Interest rate swap contracts	Prepaid expenses and other current assets	—	0.1	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other long term assets	15.1	81.3	Deferred income taxes and other long term liabilities	0.8	34.6
Interest rate swap contracts	Deferred income taxes and other long term assets	13.8	13.7	Deferred income taxes and other long term liabilities	—	—

Total derivatives designated as hedging instruments		285.3	365.5		21.2	34.6

Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$15.6	12.8	Accrued liabilities	$23.0	$34.3
Foreign exchange forwards and options	Deferred income taxes and other long term assets	0.8	0.4	Deferred income taxes and other long term liabilities	2.1	—

Total derivatives not designated as hedging instruments		16.4	13.2		25.1	34.3

Total derivatives		$301.7	$378.7		$46.3	$68.9

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three and nine month periods ended February 28, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹
Derivatives designated as hedges	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
	(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(8.3)	$(11.4)	Revenue	$7.0	$45.9
Foreign exchange forwards and options	159.6	(11.0)	Cost of sales	(6.3)	46.3
Foreign exchange forwards and options	0.1	0.9	Selling and administrative expense	0.7	(0.1)
Foreign exchange forwards and options	58.8	15.2	Other income, net	1.9	38.2

Total designated cash flow hedges	$210.2	$(6.3)		$3.3	$130.3
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$92.4	$23.9	Other income, net	$—	$—

¹	For the three month period ended February 28, 2010, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other income, net. For the nine month period ended February 28, 2010, $5.2 million of income was recorded to other income, net as a result of cash flow hedge ineffectiveness.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives¹			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income¹
Derivatives designated as hedges	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009		Three Months Ended February 28, 2009	Nine Months Ended February 28, 2009
	(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$51.6	$110.7	Revenue	$26.0	$57.0
Foreign exchange forwards and options	44.3	495.1	Cost of sales	26.4	(58.2)
Foreign exchange forwards and options	(0.1)	0.8	Selling and administrative expense	0.1	(0.3)
Foreign exchange forwards and options	38.9	258.0	Other income, net	49.7	45.0

Total designated cash flow hedges	$134.7	$864.6		$102.2	$43.5
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$21.1	$269.9	Other income, net	$—	$—

¹	For the three month and nine month period ended February 28, 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other income, net.

	Amount of Gain (Loss) recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28, 2010	Three Months Ended February 28, 2009	Nine Months Ended February 28, 2010	Nine Months Ended February 28, 2009
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps[1]	$2.2	$—	$7.4	$0.7	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(3.8)	$7.9	$(73.3)	$(43.4)	Other income, net

[1]

Substantially all interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three and nine month periods ended February 28, 2010 and 2009.

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

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other income, net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other income, net when the transaction occurs.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of February 28, 2010, $110.2 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next twelve months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2010, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 21 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other income, net. For the three month period ended February 28, 2010, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other income, net. For the nine month period ended February 28, 2010, $5.2 million of income was recorded to other income, net as a result of cash flow hedge ineffectiveness. Ineffectiveness was not material for the three and nine month periods ended February 28, 2009.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. Substantially all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three and nine month periods ended February 28, 2010 and 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine month periods ended February 28, 2010 and 2009.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of February 28, 2010 and May 31, 2009, the Company was in compliance with all such credit risk related contingent features. No derivative instruments with credit risk related contingent features were in a net liability position at February 28, 2010. At May 31, 2009, the aggregate fair value of derivative instruments with credit risk related to contingent features that are in a net liability position was $15.2 million. The Company was not required to post any collateral as a result of these contingent features.

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

The Company’s “Other” category is broken into two components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE Brand licensing businesses that are not part of a geographic operating segment, selling, general and administrative expenses that are centrally managed for the NIKE Brand and costs associated with product development and supply chain operations. The “Other Businesses” category primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Activities represented in the “Other” category are considered immaterial for individual disclosure. Prior period amounts have been reclassified to conform to the Company’s new operating structure described above.

Revenues as shown below represent sales to external customers for each segment. Intercompany revenues have been eliminated and are immaterial for separate disclosure.

Corporate consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s headquarters, unallocated insurance and benefit programs, including stock-based compensation, certain foreign currency gains and losses, including hedge gains and losses, certain corporate eliminations and other items.

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting. Previously, the Company evaluated performance of individual operating segments based on pre-tax income or income before income taxes.

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

Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in millions)
Net Revenue
North America	$1,679.1	$1,662.6	$4,935.6	$5,082.5
Western Europe	929.2	889.4	2,936.0	3,202.3
Central and Eastern Europe	271.5	296.5	818.0	1,068.6
Greater China	458.0	414.9	1,277.4	1,329.6
Japan	213.0	230.1	621.4	643.7
Emerging Markets	509.2	355.1	1,485.6	1,324.4
Global Brand Divisions	21.8	12.6	77.5	50.8

Total NIKE Brand	4,081.8	3,861.2	12,151.5	12,701.9
Other Businesses	656.0	579.6	1,815.5	1,761.2
Corporate	(4.8)	—	(29.9)	—

Total NIKE Consolidated Revenues	$4,733.0	$4,440.8	$13,937.1	$14,463.1

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
	(in millions)
Earnings Before Interest and Taxes
North America	$402.4	$388.1	$1,103.5	$1,027.4
Western Europe	199.2	199.6	663.1	706.3
Central and Eastern Europe	50.3	95.0	196.9	322.1
Greater China	175.7	145.3	450.1	419.6
Japan	39.7	47.3	119.5	140.4
Emerging Markets	121.9	70.7	379.0	264.8
Global Brand Divisions	(232.7)	(224.2)	(589.2)	(600.2)

Total NIKE Brand	756.5	721.8	2,322.9	2,280.4
Other Businesses	105.1	(342.9)	226.9	(235.0)
Corporate	(198.8)	(140.5)	(711.9)	(587.3)

Total NIKE Consolidated Earnings Before Interest and Taxes	$662.8	$238.4	$1,837.9	$1,458.1

Interest expense (income), net	0.9	3.0	3.8	(12.1)

Total NIKE Consolidated Income Before Income Taxes	$661.9	$235.4	$1,834.1	$1,470.2

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	February 28, 2010	May 31, 2009
	(in millions)
Accounts receivable, net
North America	$939.9	$897.7
Western Europe	445.4	503.4
Central and Eastern Europe	303.6	373.6
Greater China	117.4	122.3
Japan	153.4	207.2
Emerging Markets	347.3	268.2
Global Brand Divisions	56.5	53.3

Total NIKE Brand	2,363.5	2,425.7
Other Businesses	435.2	439.8
Corporate	35.1	18.4

Total NIKE Consolidated Accounts Receivable, net	$2,833.8	$2,883.9

Inventories
North America	$750.9	$868.8
Western Europe	329.7	453.5
Central and Eastern Europe	159.1	166.2
Greater China	90.7	110.4
Japan	116.0	95.7
Emerging Markets	274.0	258.2
Global Brand Divisions	28.4	32.4

Total NIKE Brand	1,748.8	1,985.2
Other Businesses	401.5	371.8
Corporate	—	—

Total NIKE Consolidated Inventories	$2,150.3	$2,357.0

Property, plant and equipment, net
North America	$324.6	$354.2
Western Europe	303.1	326.5
Central and Eastern Europe	13.7	15.0
Greater China	135.1	78.2
Japan	343.2	318.5
Emerging Markets	48.0	47.4
Global Brand Divisions	99.6	103.1

Total NIKE Brand	1,267.3	1,242.9
Other Businesses	168.4	163.7
Corporate	526.9	551.1

Total NIKE Consolidated Property, Plant and Equipment, net	$1,962.6	$1,957.7

NOTE 13 - Commitments and Contingencies:

At February 28, 2010, the Company had letters of credit outstanding totaling $87.4 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the third quarter of fiscal 2010, our revenues increased 7% to $4.7 billion, net income increased 104% to $496 million and we delivered diluted earnings per share of $1.01, a 102% increase compared to the third quarter of fiscal 2009. Net income for the third quarter of fiscal 2009 includes a $240.7 million after-tax non-cash charge relating to the impairment of goodwill, intangible and other assets of Umbro. Excluding these impairment charges, both our net income and diluted earnings per share would have increased 2% in the third quarter of fiscal 2010.

Excluding the impairment charges recorded in the third quarter of fiscal 2009, income before income taxes for the third quarter of fiscal 2010 increased 4% primarily as a result of the increase in revenues and a three percentage point increase in gross margin percentage, partially offset by a 16% increase in selling and administrative expense. Currency exchange rates contributed 5 percentage points to the revenue growth for the third quarter of fiscal 2009. Excluding the effects of changes in currency exchange rates, the increase in revenues was primarily driven by increased sales in the NIKE Brand Emerging Markets and Greater China geographies, and our Other Businesses. Gross margins increased primarily as a result of improved in-line product margins, favorable changes in the mix of products sold, and fewer discounted close-out sales. The increase in selling and administrative expense was attributable to higher demand creation spending resulting from the timing of marketing initiatives, as well as increases in performance-based compensation and investments in our owned retail business.

Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions, except per share data)
Revenues	$4,733.0	$4,440.8	7%	$13,937.1	$14,463.1	-4%
Cost of sales	2,515.0	2,492.3	1%	7,542.9	7,902.5	-5%
Gross margin	2,218.0	1,948.5	14%	6,394.2	6,560.6	-3%
Gross margin %	46.9%	43.9%		45.9%	45.4%
Selling and administrative	1,563.8	1,352.1	16%	4,588.5	4,755.3	-4%
% of revenue	33.0%	30.4%		32.9%	32.9%
Income before income taxes	661.9	235.4	181%	1,834.1	1,470.2	25%
Net income	496.4	243.8	104%	1,384.8	1,145.3	21%
Diluted earnings per share	1.01	0.50	102%	2.81	2.33	21%

Reconciliation of Net Income, Diluted Earnings per Share and Effective Tax Rate Excluding Non Comparable Items1

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change		2010	2009	% Change
	(dollars in millions, except per share data)
Net income, as reported	$496.4	$243.8	104%		$1,384.8	$1,145.3	21%
Add:
Umbro impairment of goodwill, intangible and other assets, net of tax[2]	—	240.7			—	240.7

Net income, excluding non comparable items	$496.4	$484.5	2%		$1,384.8	$1,386.0	0%
Diluted EPS, as reported	$1.01	$0.50	102%		$2.81	$2.33	21%
Add:
Umbro impairment of goodwill, intangible and other assets, net of tax[2]	—	0.49			—	0.49

Diluted EPS, excluding non comparable items	$1.01	$0.99	2%		$2.81	$2.82	0%
Diluted weighted average common shares outstanding	492.3	488.1			493.3	491.2

Effective tax rate, as reported	25.0%	-3.6%	2,860	bps	24.5%	22.1%	240 bps
Add:
Tax rate benefit from Umbro impairment of goodwill, intangible and other assets[2]	—	27.5%			—	3.8%

Effective tax rate, excluding non comparable items	25.0%	23.9%	110	bps	24.5%	25.9%	-140 bps

[1]

This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding non comparable items for the three and nine-month periods ended February 28, 2009.

[2]	During the third quarter of fiscal 2009, the Company recorded a one-time non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, indefinite-lived trademark and other assets.

Consolidated Operating Results

Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes[1]	2010	2009	% Change	% Change Excluding Currency Changes[1]
	(dollars in millions)
Revenues	$4,733.0	$4,440.8	7%	2%	$13,937.1	$14,463.1	-4%	-3%

[1]

Fiscal 2010 results have been restated using fiscal 2009 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Excluding the effects of changes in currency exchange rates, revenues for our NIKE Brand business increased 1% for the third quarter and declined 4% for the first nine months of fiscal 2010. For the third quarter of fiscal 2010, revenue in North America was flat, while growth in the Emerging Markets and Greater China more than offset declines in Central and Eastern Europe, Western Europe and Japan. For the first nine months of fiscal 2010, all of our geographies delivered lower revenues with the exception of the Emerging Markets, reflecting a challenging economic environment across most markets. Our North America geography contributed nearly 1 percentage point to the revenue decline for the year-to-date period while the remaining geographies contributed more than 2 percentage points to the decline.

By product group, excluding the effects of changes in currency exchange rates, our worldwide NIKE Brand footwear business increased 2%, while our worldwide NIKE Brand apparel and equipment businesses both decreased by 3% during the third quarter. For the first nine months of fiscal 2010, our worldwide NIKE Brand footwear business declined 2% while both our worldwide NIKE Brand apparel and equipment businesses declined by 8%.

Revenues for our Other Businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Excluding the impact of currency changes, revenues for these businesses increased by 11% in the third quarter of fiscal 2010, driven by increased revenues at Umbro, Converse and Hurley. For the year-to-date period, revenues for these businesses increased 3%, as higher revenues at Converse, Umbro and Hurley more than offset revenue declines at NIKE Golf and Cole Haan.

Gross Margin

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change		2010	2009	% Change
	(dollars in millions)
Gross margin	$2,218.0	$1,948.5	14%		$6,394.2	$6,560.6	-3%
Gross margin %	46.9%	43.9%	300	bps	45.9%	45.4%	50bps

For the third quarter of fiscal 2010, consolidated gross margin percentage was 300 basis points higher than the prior year. The primary factors contributing to this increase were as follows:

•

Improved in-line product margins, primarily in the Emerging Markets, Western Europe, North America and Greater China geographies, driven by favorable changes in product mix and reduced raw material and freight costs;

•	Improved inventory positions across most businesses, which drove fewer discounted close-out sales and reductions in warehousing and inventory obsolescence expense;

•	Growth of NIKE-owned retail as a percentage of total revenue across most NIKE Brand geographies.

Together, these factors increased consolidated gross margins by approximately 350 basis points for the third quarter of fiscal 2010. These increases were partially offset by the impact of unfavorable currency exchange rates, primarily affecting our Emerging Markets, Central and Eastern Europe and Western Europe geographies.

For the first nine months of fiscal 2010, the factors contributing to the increase in consolidated gross margin percentage were similar to the factors listed above. These increases were partially offset by the impact of unfavorable currency exchange rates and an increase in full-price discounts, primarily due to discounts provided during the first half of fiscal 2010.

Selling and Administrative Expense

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change		2010	2009	% Change
	(dollars in millions)
Operating overhead expense	$1,000.3	$868.8	15%		$2,898.4	$2,871.0	1%
Demand creation expense[1]	563.5	483.3	17%		1,690.1	1,884.3	-10%

Selling and administrative expense	$1,563.8	$1,352.1	16%		$4,588.5	$4,755.3	-4%
% of revenues	33.0%	30.4%	260	bps	32.9%	32.9%	0bps

[1]	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Changes in currency exchange rates increased selling and administrative expenses 5 percentage points in the third quarter and decreased selling and administrative expense 1 percentage point for the first nine months of fiscal 2010.

Excluding changes in exchange rates, operating overhead increased 11% and 1% during the third quarter and first nine months of fiscal 2010, respectively, compared to the same periods in the prior year. These increases were primarily attributable to an increase in performance-based compensation and increased investments in NIKE-owned retail across most businesses. These increases more than offset reductions in wage related spending in the third quarter and first nine months of fiscal 2010 as a result of restructuring activities that took place in the fourth quarter of fiscal 2009, and reductions in spending on travel and meetings during the first nine months of fiscal 2010.

On a currency neutral basis, demand creation expense increased 11% during the third quarter and decreased 10% during the first nine months of fiscal 2010 compared to the same periods in the prior fiscal year. The increase for the third quarter was due primarily to higher demand creation spending across most businesses to support third quarter marketing initiatives, including the Winter Olympics, and comparison to low levels of demand creation spending in the third quarter of fiscal 2009. The decrease in demand creation spending for the first nine months of fiscal 2010 was primarily due to a comparison to high levels of demand creation investment in the first quarter of 2009 around the 2008 Olympics in Beijing and the European Football Championships as well as the shift of planned fiscal 2010 demand creation spending into the second half of the fiscal year.

In the fourth quarter, we anticipate higher demand creation spending around the 2010 World Cup and other marketing initiatives, as well as higher year-over-year performance-based compensation, resulting in a low single-digit increase in selling and administrative expenses in fiscal 2010.

Other Income, net

	Three Months Ended February 28,			Nine Months Ended February 28,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions)
Other income, net	$(8.6)	$(43.3)	-80%	$(32.2)	$(54.1)	-40%

Other income, net is primarily comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business. For the third quarter and year-to-date periods of fiscal 2010 and 2009, other income, net was primarily comprised of net foreign currency conversion gains and the recognition of licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other income, net increased the growth of our income before income taxes by approximately $23 million and $5 million for the third quarter and first nine months of fiscal 2010, respectively.

Income Taxes

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change		2010	2009	% Change
	(dollars in millions)
Effective tax rate	25.0%	-3.6%	2,860	bps	24.5%	22.1%	240	bps

Our effective tax rate for the third quarter of fiscal 2009 includes a tax benefit related to charges recorded for the impairment of Umbro’s goodwill, intangible and other assets. Excluding this tax benefit, our effective tax rate for the third quarter of fiscal 2009 would have been 23.9%, which is 1.1 percentage points lower than our effective tax rate for the third quarter of fiscal 2010. This increase in our effective tax rate in the third quarter of fiscal 2010 was primarily attributable to comparison to favorable audit settlements in the third quarter of fiscal 2009, which more than offset the ongoing reduction in our effective tax rate on operations outside of the United States.

Excluding the tax benefit related to the Umbro impairment, the effective tax rate for the first nine months of fiscal 2009 would have been 25.9%; hence our effective tax rate for the first nine months of fiscal 2010 was 1.4 percentage points lower than the comparable effective tax rate for the first nine months of fiscal 2009, primarily due to ongoing reduction in the effective tax rate on operations outside of the United States.

Futures Orders

Worldwide futures and advance orders for our footwear and apparel, scheduled for delivery from March through July 2010, were 9% higher than such orders reported for the comparable period of fiscal 2009. This futures growth rate is calculated based upon our forecasts of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. The net effect of changes in foreign currency exchange rates contributed approximately 3 percentage points to the futures growth versus the same period in the prior year. Excluding this currency impact, the increase in futures and advance orders was driven by increases in unit sales volume for our footwear products and growth in average unit price for both of our apparel and footwear products. These increases are partially offset by a decrease in our unit sales volume for apparel products.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and closeout sales of NIKE footwear and apparel, sales of NIKE equipment, sales from our Other Businesses and certain retail sales across all brands.

Operating Segments

In the third quarter of fiscal 2009, the Company reorganized the NIKE Brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE Brand became: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into four regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

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

The breakdown of revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes[1]	2010	2009	% Change	% Change Excluding Currency Changes[1]
	(dollars in millions)
North America	$1,679.1	$1,662.6	1%	0%	$4,935.6	$5,082.5	-3%	-3%
Western Europe	929.2	889.4	4%	-5%	2,936.0	3,202.3	-8%	-7%
Central and Eastern Europe	271.5	296.5	-8%	-18%	818.0	1,068.6	-23%	-21%
Greater China	458.0	414.9	10%	10%	1,277.4	1,329.6	-4%	-4%
Japan	213.0	230.1	-7%	-10%	621.4	643.7	-3%	-12%
Emerging Markets	509.2	355.1	43%	25%	1,485.6	1,324.4	12%	15%
Global Brand Divisions	21.8	12.6	73%	60%	77.5	50.8	53%	58%

Total NIKE Brand	4,081.8	3,861.2	6%	1%	12,151.5	12,701.9	-4%	-4%
Other Businesses	656.0	579.6	13%	11%	1,815.5	1,761.2	3%	3%
Corporate[2]	(4.8)	—	—	—	(29.9)	—	—	—

Total NIKE Consolidated Net Revenues	$4,733.0	$4,440.8	7%	2%	$13,937.1	$14,463.1	-4%	-3%

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

The breakdown of earnings before interest and taxes is as follows:

Earning Before Interest and Taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions)
North America	$402.4	$388.1	4%	$1,103.5	$1,027.4	7%
Western Europe	199.2	199.6	0%	663.1	706.3	-6%
Central and Eastern Europe	50.3	95.0	-47%	196.9	322.1	-39%
Greater China	175.7	145.3	21%	450.1	419.6	7%
Japan	39.7	47.3	-16%	119.5	140.4	-15%
Emerging Markets	121.9	70.7	72%	379.0	264.8	43%
Global Brand Divisions	(232.7)	(224.2)	-4%	(589.2)	(600.2)	2%

Total NIKE Brand	756.5	721.8	5%	2,322.9	2,280.4	2%
Other Businesses	105.1	(342.9)	—	226.9	(235.0)	—
Corporate	(198.8)	(140.5)	-41%	(711.9)	(587.3)	-21%

Total NIKE Consolidated Earnings Before Interest and Taxes	$662.8	$238.4	178%	$1,837.9	$1,458.1	26%

Interest expense (income), net	$0.9	$3.0	-70%	$3.8	$(12.1)	—

Total NIKE Consolidated Income Before Income Taxes	$661.9	$235.4	181%	$1,834.1	$1,470.2	25%

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the Unaudited Condensed Consolidated Statements of Income. Previously, the Company evaluated performance of individual operating segments based on income before income taxes. Financial information has been reclassified to conform to the new primary financial measure used by the Company. As discussed in Note 12 — Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in earnings before interest and income taxes of our operating segments.

North America

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,186.0	$1,198.2	-1%	-2%	$3,385.8	$3,484.9	-3%	-3%
Apparel	408.6	386.5	6%	5%	1,293.4	1,343.3	-4%	-4%
Equipment	84.5	77.9	8%	8%	256.4	254.3	1%	1%

Total revenues	$1,679.1	$1,662.6	1%	0%	$4,935.6	$5,082.5	-3%	-3%

Earnings Before Interest and Taxes	$402.4	$388.1	4%		$1,103.5	$1,027.4	7%

For the third quarter and the first nine months of fiscal 2010, the decrease in North America footwear revenue was primarily attributable to a low single-digit percentage decline in average selling price per pair, as a result of changes in the mix of products sold.

The year-over-year increase in North America apparel revenue for the third quarter of fiscal 2010 was reflective of a double-digit percentage increase in average selling price per unit, partially offset by a high single-digit percentage decline in unit sales. Both the increase in average selling price per unit and the decrease in unit sales were primarily a result of fewer close-out sales compared to the prior year. For the year-to-date period, the decline in North America’s apparel revenues was primarily attributable to a double-digit percentage decrease in unit sales partially offset by the increase in average selling price per unit. The decrease in unit sales was driven by lower sales of NIKE Brand sportswear products and lower close-out sales while the increase in average selling price was a result of a lower percentage of close-out sales.

For the third quarter of fiscal 2010, the increase in North America’s EBIT was primarily the result of improved gross margins, which more than offset an increase in selling and administrative expense. For the year-to-date period, the increase in North America’s EBIT was primarily a result of an improved gross margin percentage and a decrease in selling and administrative expense, driven by both a reduction in demand creation spending and a decline in operating overhead.

Western Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$577.0	$532.5	8%	-2%	$1,727.2	$1,794.8	-4%	-3%
Apparel	300.1	302.4	-1%	-10%	1,016.1	1,177.0	-14%	-12%
Equipment	52.1	54.5	-4%	-14%	192.7	230.5	-16%	-15%

Total revenues	$929.2	$889.4	4%	-5%	$2,936.0	$3,202.3	-8%	-7%

Earnings Before Interest and Taxes	$199.2	$199.6	0%		$663.1	$706.3	-6%

On a currency neutral basis, most markets in Western Europe experienced lower revenues during the third quarter and first nine months of fiscal 2010, reflecting a difficult retail environment throughout the geography. Revenues for the U.K. & Ireland, the largest market in Western Europe, grew 10% for the third quarter while revenues for the year-to-date period declined by 6%.

Excluding the changes in currency exchange rates, the decrease in footwear revenue during the third quarter and first nine-months of fiscal 2010 was primarily a result of a mid-single digit decrease in average selling price per pair resulting from higher customer discounts provided to manage inventory levels. The decrease in average selling price was partially offset by a low single-digit increase in unit sales during the third quarter of fiscal 2010.

For the third quarter of fiscal 2010, the decrease in apparel revenue was primarily driven by a decline in unit sales while average selling price per unit remained relatively flat. The decline in unit sales was due to lower sales for most NIKE Brand apparel product categories. For the year-to-date period, the decrease in apparel revenue was driven by declines in both unit sales and average selling price per unit. The decline in unit sales was due to lower sales for most NIKE Brand apparel product categories, while the decrease in average selling price per unit was driven by higher customer discounts.

In the third quarter of fiscal 2010, EBIT for Western Europe remained flat as improvements in gross margin percentage were offset by higher selling and administrative expenses. For the year-to-date period, EBIT decreased at a slightly slower rate than revenue as result of lower selling and administrative expenses, driven by both a reduction in demand creation spending and a decline in operating overhead.

Central and Eastern Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$158.7	$161.2	-2%	-12%	$461.6	$569.7	-19%	-17%
Apparel	93.5	112.7	-17%	-25%	290.3	409.4	-29%	-27%
Equipment	19.3	22.6	-15%	-23%	66.1	89.5	-26%	-21%

Total revenues	$271.5	$296.5	-8%	-18%	$818.0	$1,068.6	-23%	-21%

Earnings Before Interest and Taxes	$50.3	$95.0	-47%		$196.9	$322.1	-39%

Economic conditions in Central and Eastern Europe remained difficult as most markets within the geography experienced lower revenues for the third quarter and first nine months of fiscal 2010.

The decrease in footwear revenue during the third quarter and the first nine months of fiscal 2010 was attributable to both a decline in unit sales and average selling price per pair. Unit sales declined across most product categories. The decline in average selling price during the third quarter and first nine months of fiscal 2010 was primarily a result of higher discounts provided to customers.

The decline in Central and Eastern Europe’s EBIT in the third quarter of fiscal 2010 was a result of lower revenues, a decline in gross margin percentage and higher selling and administrative expense. The decline in gross margin percentage was primarily attributable to less favorable year-over-year standard currency rates as well as increased discounts provided to customers. The increase in selling and administrative expense during the third quarter was primarily due to a comparison against scaled back demand creation investment levels during the same period in fiscal 2009 and an increase in bad debt expense during the third quarter of fiscal 2010. For the year-to-date period, the decline in Central and Eastern Europe’s EBIT was primarily a result of lower revenues and gross margin percentage. On a currency neutral basis, selling and administrative expenses were flat for the year-to-date period.

Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$279.0	$249.8	12%	11%	$706.9	$723.1	-2%	-3%
Apparel	153.5	142.6	8%	7%	491.4	524.5	-6%	-7%
Equipment	25.5	22.5	13%	13%	79.1	82.0	-4%	-4%

Total revenues	$458.0	$414.9	10%	10%	$1,277.4	$1,329.6	-4%	-4%

Earnings Before Interest and Taxes	$175.7	$145.3	21%		$450.1	$419.6	7%

Greater China continued to show improvement as revenues increased by 10% during the third quarter. For the year-to-date period, the decrease in revenues for Greater China was primarily attributable to comparisons to strong revenue growth in the first half of fiscal 2009, driven by the 2008 Beijing Olympics.

For the third quarter of fiscal 2010, the increase in footwear revenue was primarily attributable to a mid single-digit increase in unit sales, mostly driven by higher sales of running products. For the year-to-date period, the decrease in footwear revenue was mainly due to a low single-digit decrease in unit sales while average selling price remained flat.

The increase in apparel revenue for the third quarter was mainly attributable to single digit increases in both unit sales and average selling price per unit. The decrease in apparel revenue for the year-to-date period was primarily due to a decline in unit sales across most major categories.

In the third quarter of fiscal 2010, EBIT for Greater China increased at a faster rate than revenue as a result of higher gross margins, which more than offset higher selling and administrative expense. For the year-to-date period, the increase in EBIT for Greater China was primarily a result of lower demand creation spending, primarily attributable to comparisons against higher prior year spending around the 2008 Beijing Olympics, and an improvement in gross margin percentage.

Japan

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$102.9	$109.2	-6%	-9%	$304.2	$300.6	1%	-7%
Apparel	86.8	95.4	-9%	-12%	251.4	276.1	-9%	-17%
Equipment	23.3	25.5	-9%	-11%	65.8	67.0	-2%	-10%

Total revenues	$213.0	$230.1	-7%	-10%	$621.4	$643.7	-3%	-12%

Earnings Before Interest and Taxes	$39.7	$47.3	-16%		$119.5	$140.4	-15%

Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined during the third quarter and first nine months of fiscal 2010 due to decreases in unit sales across most major categories. The decline in revenues was reflective of a difficult and highly promotional marketplace in Japan.

For the third quarter of fiscal 2010, the decrease in Japan’s EBIT was primarily the result of lower revenues and higher selling and administrative expense, partially offset by an improved gross margin percentage driven by an improvement in year-over-year standard currency rates. Selling and administrative expenses were higher for the third quarter primarily due to higher demand creation spending. For the year-to-date period, the decline in EBIT was primarily due to lower revenues which more than offset improved gross margins. Excluding changes in currency exchange rates, selling and administrative expense for the year-to-date period remained flat versus the prior year.

Emerging Markets

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$352.4	$230.9	53%	34%	$1,001.2	$856.7	17%	20%
Apparel	119.2	90.1	32%	15%	369.8	342.1	8%	12%
Equipment	37.6	34.1	10%	-5%	114.6	125.6	-9%	-6%

Total revenues	$509.2	$355.1	43%	25%	$1,485.6	$1,324.4	12%	15%

Earnings Before Interest and Taxes	$121.9	$70.7	72%		$379.0	$264.8	43%

Excluding changes in currency exchange rates, all markets in the Emerging Markets geography reported revenue growth for the third quarter and first nine months of fiscal 2010, led by Brazil, Mexico and Korea.

For the third quarter and first nine months of fiscal 2010, footwear revenue growth was primarily driven by double-digit growth in unit sales and a high-single digit increase in average selling price per pair during the third quarter.

For the third quarter and first nine months of fiscal 2010, the increase in Emerging Markets’ EBIT was primarily the result of revenue growth combined with lower selling and administrative expense, which more than offset a decrease in gross margin percentage. The decrease in selling and administrative expense for both the third quarter and year-to-date period was primarily due to lower operating overhead expense. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates, which more than offset improved in-line product margins.

Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$21.8	$12.6	73%	60%	$77.5	$50.8	53%	58%
Earnings (Loss) Before Interest and Taxes	(232.7)	(224.2)	-4%		(589.2)	(600.2)	2%

Global Brand Divisions consist primarily of NIKE Brand licensing businesses that are not part of a geographic operating segment; selling, general and administrative expenses that are centrally managed for the NIKE Brand; and costs associated with our product development and supply chain operations.

The increase in Global Brand Division revenues during the third quarter and first nine months of fiscal 2010 was primarily attributable to a higher level of licensing revenues compared to the same periods in the prior year.

For the third quarter of fiscal 2010, the increase in the loss before interest and taxes was primarily due to increases in centrally managed demand creation expense and performance-based compensation. For the year-to-date period, the decrease in the loss before interest and taxes was primarily a result of higher licensing revenues, which more than offset the increase in selling and administrative expense.

Other Businesses

	Three Months Ended February 28,				Nine Months Ended February 28,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$656.0	$579.6	13%	11%	$1,815.5	$1,761.2	3%	3%
Earnings Before Interest and Taxes	105.1	(342.9)	—		226.9	(235.0)	—

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For the third quarter of fiscal 2010, the increase in Other Businesses’ revenue was primarily driven by revenue growth at Umbro, Converse and Hurley, while revenues at NIKE Golf and Cole Haan remained essentially flat. For the year-to-date period, the increase in revenues was driven by revenue growth at Converse, Umbro and Hurley, which more than offset lower revenues at NIKE Golf and Cole Haan.

In the third quarter of fiscal 2009, EBIT for our Other Businesses included a $401.3 million pre-tax non-cash charge relating to the impairment of goodwill, intangible and other assets of Umbro. Excluding this impairment charge, EBIT for our Other Businesses would have increased 80% and 36%, respectively, for the third quarter and year-to-date periods of fiscal 2010, as a result of higher revenues and lower demand creation spending.

Corporate

	Three Months Ended February 28,			Nine Months Ended February 28,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions)
Revenues	$(4.8)	$—	—	$(29.9)	$—	—
Earnings (Loss) Before Interest and Taxes	(198.8)	(140.5)	-41%	(711.9)	(587.3)	-21%

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

For the third quarter of fiscal 2010, the increase in Corporate’s loss before interest and taxes was primarily attributable to an increase in performance-based compensation. For the year-to-date period, the increase in the loss before interest and taxes was primarily driven by an increase in net foreign currency losses generated by our centrally managed foreign exchange risk management program and other net conversion losses, and an increase in performance-based compensation.

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

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, which subjects us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-functional currency assets and liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables that are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement which may create fluctuations in other income, net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of February 28, 2010, we use currency forward contracts and options with maturities up to 21 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at February 28, 2010 and May 31, 2009 was $160.0 million and $248.0 million in assets and $19.7 million and $12.2 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion was immaterial for the three months ended February 28, 2010 and a gain of $5.2 million for the nine months ended February 28, 2010. The ineffective portion was immediately recognized in earnings as a component of other income, net. Ineffectiveness was not material for the three and nine months ended February 28, 2009.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the re-measurement of the related asset or liability. The fair value of these instruments at February 28, 2010 and May 31, 2009, was $16.4 million and $13.2 million in assets and $25.1 million and $34.3 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other income, net and aims to offset foreign currency re-measurement gains and losses of the exposures being hedged.

Refer to Note 11 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was net translation benefit (detriment) of approximately $211 million and $42 million, respectively, for the three months ended February 28, 2010 and approximately ($201) million and ($26) million, respectively, for the three months ended February 28, 2009. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was net translation (detriment) benefit of approximately ($52) million and ($4) million, respectively, for the nine months ended February 28, 2010 and approximately $163 million and $70 million, respectively, for the nine months ended February 28, 2009.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at February 28, 2010 and May 31, 2009 was $60.9 million and $103.6 million in assets and $1.5 million and $0 in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other income, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income, net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other income, net had a favorable impact of approximately $23 million and $5 million on our income before income taxes for the third quarter and first nine months of fiscal 2010, respectively.

Refer to Note 11 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. During fiscal 2008, we began to hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments, with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other income, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at February 28, 2010 and May 31, 2009 were net assets of $50.7 million and net liabilities of $22.4 million, respectively. Cash flows from net investment hedge settlements totaled ($49.1) million and $226.9 million in the nine month periods ended February 28, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $1,889.0 million for the first nine months of fiscal 2010, compared to $662.4 million for the first nine months of fiscal 2009. Our primary source of operating cash flow for the first nine months of fiscal 2010 was net income of $1.4 billion as well as positive cash flows from working capital. Our working capital during the first nine months of fiscal 2010 provided a net positive cash flow of $30.4 million as compared to a net cash outflow of $995.7 million during the same period in the prior year. The increase in cash flows from working capital was primarily due to a decrease in accounts receivable and inventories, reflective of lower revenues and tighter inventory buys, partially offset by a decrease in accrued liabilities due primarily to cash payments of severance costs relating to our fiscal 2009 restructuring.

Cash used by investing activities was $964.0 million for the first nine months of fiscal 2010, compared to $201.7 million for the first nine months of fiscal 2009. The year-over-year increase was primarily due to net purchases of short-term investments of $678.1 million (net of sales and maturities) in the first nine months of fiscal 2010 compared to $65.5 million in net purchases of short-term investments during the first nine months of fiscal 2009. Also contributing to the year-over-year increase in cash used by investing activities was payments of $49.1 million for the settlement of net investment hedges compared to proceeds of $226.9 million from the settlement of net investment hedges in the prior year period.

Cash used by financing activities was $909.3 million for the first nine months of fiscal 2010 compared to $657.1 million used in the first nine months of fiscal 2009. The increase in cash used by financing activities was primarily due to repayments of notes payable and long-term debt in the first nine months of fiscal 2010 compared to increases in short-term borrowings in fiscal 2009.

In the first nine months of fiscal 2010, we purchased 8.4 million shares of NIKE’s Class B common stock for $538.0 million. During the third quarter of fiscal 2010, we concluded our previous four-year, $3 billion share repurchase program, approved by the Board of Directors in June 2006. During this program, we repurchased a total of 53.9 million shares.

Having completed the previous program, we began repurchases under the four-year, $5 billion program approved by our Board of Directors in September 2008 during the third quarter of fiscal 2010. Of the total shares repurchased during the first nine months of fiscal 2010, 3.7 million shares for $239.2 million were purchased under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the third quarter of fiscal 2010 were $0.27, compared to $0.25 in the third quarter of fiscal 2009.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

The total liability for uncertain tax positions was $251.7 million, excluding related interest and penalties, at February 28, 2010. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of February 28, 2010, no debt securities had been issued under this shelf registration.

We also have a committed $1.0 billion revolving credit facility in place with a group of banks that is scheduled to mature in December 2012. As of February 28, 2010, we had no amounts outstanding under this facility. Our long-term senior unsecured debt ratings remain at A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

Liquidity is also provided by our $1 billion commercial paper program. We had no amounts outstanding under this program as of February 28, 2010. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Recently Adopted Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended February 28, 2010.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for us beginning September 1, 2009. The issuance of FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to our consolidated financial statements.

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

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. This guidance is effective for us beginning March 1, 2010. We do not expect the adoption will have an impact on its consolidated financial position or results of operations.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for us beginning June 1, 2011. We do not expect the adoption will have a material impact on our consolidated financial positions or results of operations.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2010.

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2010. In September 2008, our Board of Directors approved a new $5 billion share repurchase program. During the quarter ended February 28, 2010, the Company concluded its previous four-year, $3 billion share repurchase program and began repurchases under the new four-year, $5 billion program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
December 1-31, 2009	1,800,000	$64.45	1,800,000	$4,975.3
January 1-31, 2010	1,550,000	$64.41	1,550,000	$4,875.4
February 1-28, 2010	1,784,092	$63.46	1,784,092	$4,762.2

Total	5,134,092	$64.09	5,134,092

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: April 7, 2010