Form 10-K
period 2010-05-31
NIKE INC
filed 2010-07-20
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

As of November 30, 2009, the aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant was $1,511,237,745 and the aggregate market value of the Registrant’s Class B Common Stock held by non-affiliates of the Registrant was $25,728,584,624.

As of July 16, 2010, the number of shares of the Registrant’s Class A Common Stock outstanding was 89,989,448 and the number of shares of the Registrant’s Class B Common Stock outstanding was 393,030,005.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 20, 2010 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	3
	Significant Customer	4
	Orders	4
	Product Research and Development	4
	Manufacturing	4
	International Operations and Trade	5
	Competition	7
	Trademarks and Patents	7
	Employees	7
	Executive Officers of the Registrant	8
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	18
Item 4.	Reserved	18

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplemental Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	93
Item 9A.	Controls and Procedures	93
Item 9B.	Other Information	93

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2010 Annual Meeting of Shareholders.)
Item 10.	Directors, Executive Officers and Corporate Governance	94
Item 11.	Executive Compensation	94
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	94
Item 13.	Certain Relationships and Related Transactions, and Director Independence	94
Item 14.	Principal Accountant Fees and Services	94

PART IV
Item 15.	Exhibits and Financial Statement Schedules	95
	Signatures	S-1

PART I

Item 1.	Business

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

We sell sports apparel and accessories covering most of the above categories, sports-inspired lifestyle apparel, as well as athletic bags and accessory items. NIKE apparel and accessories feature the same trademarks and are sold through the same marketing and distribution channels. We often market footwear, apparel and accessories in “collections” of similar design or for specific purposes. We also market apparel with licensed college and professional team and league logos.

We sell a line of performance equipment under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, electronic devices, bats, gloves, protective equipment, golf clubs, and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.

In addition to the products we sell directly to customers, we have entered into license agreements that permit unaffiliated parties to manufacture and sell certain apparel, electronic devices and other equipment designed for sports activities.

Our wholly-owned subsidiary, Cole Haan (“Cole Haan”), headquartered in Yarmouth, Maine, designs and distributes dress and casual footwear, apparel and accessories for men and women under the Cole Haan® trademark.

Our wholly-owned subsidiary, Converse Inc. (“Converse”), headquartered in North Andover, Massachusetts, designs, distributes and licenses athletic and casual footwear, apparel and accessories under the Converse®, Chuck Taylor®, All Star®, One Star®, Star Chevron and Jack Purcell® trademarks.

Our wholly-owned subsidiary, Hurley International LLC (“Hurley”), headquartered in Costa Mesa, California, designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley® trademark.

Our wholly-owned subsidiary, Umbro Ltd. (“Umbro”), headquartered in Cheadle, England, designs, distributes and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of football (soccer), under the Umbro® trademark.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 19 of the accompanying Notes to the Consolidated Financial Statements on page 88.

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

We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. In the third quarter of fiscal 2009, we initiated a reorganization of the NIKE Brand into a new model consisting of six geographies. Effective June 1, 2009, we began operating under our new organizational structure for the NIKE Brand, which consists of the following geographies: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into the following four geographic regions: U.S.; Europe; Middle East and Africa (collectively, “EMEA”); Asia Pacific; and Americas.

United States Market

In fiscal 2010 and 2009, sales in the United States including U.S. sales of our Other Businesses accounted for approximately 42% of total revenues, compared to 43% in fiscal 2008. For fiscal 2010 and 2009, our Other Businesses were primarily comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro (which was acquired on March 3, 2008). For fiscal 2008, our Other Businesses were primarily comprised of Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (which was sold on April 17, 2008), NIKE Golf and Umbro. We estimate that we sell to more than 23,000 retail accounts in the United States. The NIKE Brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal 2010, our three largest customers accounted for approximately 24% of sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2010 and 2009, 89% of our U.S. wholesale footwear shipments (excluding our Other Businesses) were made under the futures program, compared to 90% in fiscal 2008. In fiscal 2010, 62% of our U.S. wholesale apparel shipments (excluding our Other Businesses) were made under the futures program, compared to 60% in fiscal 2009 and 62% in fiscal 2008.

We utilize 19 NIKE sales offices to solicit sales in the United States. We also utilize 4 independent sales representatives to sell specialty products for golf and 5 for skateboarding and outdoor products. In addition, we sell NIKE Brand products through our internet website, www.nikestore.com, and we operate the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores (which carry primarily overstock and close-out merchandise)	145
NIKE stores (including one NIKE Women store)	12
NIKETOWNs (designed to showcase NIKE products)	11
NIKE employee-only stores	3
Cole Haan stores (including factory stores)	106
Converse factory stores	51
Hurley stores (including factory and employee stores)	18

Total	346

NIKE’s three United States distribution centers for NIKE Brand footwear are located in Memphis, Tennessee. NIKE Brand apparel and equipment products are shipped from our Memphis, Tennessee and Foothill Ranch, California distribution centers. Cole Haan products are distributed primarily from Greenland, New Hampshire, Converse products are shipped primarily from Ontario, California, and Hurley products are distributed from Irvine, California.

International Markets

In fiscal 2010 and 2009, non-U.S. sales (including non-U.S. sales of our Other Businesses) accounted for 58% of total revenues, compared to 57% in fiscal 2008. We sell our products to retail accounts, through NIKE-owned retail stores, and through a mix of independent distributors and licensees around the world. We estimate that we sell to more than 24,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 14 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. During fiscal 2010, NIKE’s three largest customers outside of the U.S. accounted for approximately 8% of total non-U.S. sales.

We operate the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	205
NIKE stores	55
NIKETOWNs	2
NIKE employee-only stores	12
Cole Haan stores	68
Hurley stores	1

Total	343

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Croatia, Cyprus, the Czech Republic, Denmark, Finland, France,

Germany, Greece, Hong Kong, Hungary, Indonesia, India, Ireland, Israel, Italy, Japan, Korea, Lebanon, Macau, Malaysia, Mexico, New Zealand, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer

No customer accounted for 10% or more of our net sales during fiscal 2010.

Orders

Worldwide futures and advance orders for NIKE Brand athletic footwear and apparel, scheduled for delivery from June through November 2010, were $8.8 billion compared to $7.8 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain of these advance/futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, Umbro, NIKE Golf, and certain retail sales across all brands.

Product Research and Development

We believe our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, enhance athletic performance and maximize comfort.

In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts who consult with us and review designs, materials, and concepts for product improvement. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.

Manufacturing

Virtually all of our footwear is produced by factories we contract with outside of the United States. In fiscal 2010, contract factories in Vietnam, China, Indonesia, Thailand, and India manufactured approximately 37%, 34%, 23%, 2% and 1% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, and Mexico to manufacture footwear for sale primarily within those countries. The largest single footwear factory that we have contracted with accounted for approximately 5% of total fiscal 2010 footwear production.

Almost all of NIKE Brand apparel is manufactured outside of the United States by independent contract manufacturers located in 33 countries. Most of this apparel production occurred in China, Thailand, Indonesia, Malaysia, Vietnam, Sri Lanka, Turkey, Cambodia, El Salvador, Mexico, and Taiwan. The largest single apparel factory that we have contracted with accounted for approximately 7% of total fiscal 2010 apparel production. The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make Air-Sole cushioning components. During fiscal 2010, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, and independent contractors in China and Taiwan, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE’s contractors and suppliers buy raw materials in bulk. Most raw materials are available in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company, has performed significant import-export financing services for us. During fiscal 2010, Sojitz America provided financing and purchasing services for NIKE Brand products sold in Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, China, Korea, and Thailand, excluding products produced and sold in the same country. Approximately 17% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2011.

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

The current global economic recession has resulted in a significant slow down in international trade and a sharp rise in protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionist challenges in many different regions, and in nearly all cases we are working together to address trade issues to reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, such actions, if implemented, could result in increases in the cost of our products, which could adversely affect our sales or profitability and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.

Footwear Imports into the European Union

In 2005, at the request of the European domestic footwear industry, the European Commission (“EC”) initiated investigations into leather footwear imported from China and Vietnam. Together with other companies in our industry, we took the position that Special Technology Athletic Footwear (STAF) (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. Our arguments were successful and the EU agreed in October 2006 on definitive duties of 16.5% for China and 10% for Vietnam for non-STAF leather footwear, but excluded STAF from the final measures. Prior to the scheduled expiration in October 2008 of the measures imposed on the non-STAF footwear, the domestic industry requested and the EC agreed to review a petition to extend these restrictions on non-STAF leather footwear. In December 2009, following a review of the ongoing restrictions, EU member states voted to extend the measures for an additional 15 months, until March 31, 2011. We expect that a decision by the EC on whether to initiate a review on these measures for a second time will take place before the end of calendar 2010.

On February 3, 2010, the Chinese government announced it would be seeking to refer the EU decision (both on the original measures and subsequent review decision) to the World Trade Organization (“WTO”), and on May 18, 2010, the Dispute Settlement Body of the WTO agreed to establish a panel to rule on China’s claims against the EU with respect to current anti-dumping measures in force for leather footwear exports.

Footwear Imports into Brazil and Argentina

At the request of certain domestic footwear industry participants, both Brazil and Argentina have initiated independent anti-dumping investigations against footwear made in China. Over the last two years, we have been working in broad coalition with other companies in our industry to challenge these cases on the basis that the athletic footwear being imported from China (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. In the case of Argentina, in 2010, the final determination made by the administering authorities was favorable to us. In the case of Brazil, the administering authorities agreed to impose an anti-dumping duty against nearly all footwear from China, which we believe will impact all brands in the footwear industry. Although we do not currently expect that this decision will materially affect us, we are working with the same broad coalition of footwear companies to challenge this decision in domestic Brazilian courts as well as international forums such as the WTO.

Footwear Imports into Turkey

In 2006, Turkey introduced safeguard measures in the form of additional duties on all imported footwear into Turkey with the goal of protecting its local shoe manufacturing industry until August 2009. In June 2009, Turkish shoe-manufacturers submitted, and the Turkish Government agreed to review, a request for extension of the safeguard measures claiming that the rehabilitation process of the local Turkish industry was interrupted due to the continuing increase of footwear imports. Despite the importers opposition to the continuation of the safeguard measures, the Turkish authorities extended these safeguard measures until August 2012, but reduced the duty from $3 per pair of footwear to $1.60 per pair of footwear. As a result of this decision, Vietnam and Indonesia each initiated discussions with Turkey and each is seeking compensation from Turkey, which is possible under current WTO rules. These bilateral discussions are currently ongoing, and one potential outcome could involve Turkey awarding trade concessions on other products — or the exclusion from the safeguard measure of certain categories of footwear. A conclusion of the first round of talks between the exporting countries is expected in September 2010.

Trade Relations with China

China represents an important sourcing and marketing country for us. Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with WTO rules, currency valuation, and high trade surpluses. As a result, a wide range of legislative proposals have been introduced to address these concerns. While some of these concerns may be justified, we are working with broad coalitions of global businesses and trade associations representing a wide variety of sectors (e.g., services, manufacturing, and agriculture) to help ensure any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China’s domestic economy and the important role it has in the global economic community. We believe other companies in our industry as well as most other multi-national companies are in a similar position regarding these trade measures.

In the event any of these trade protection measures are implemented, we believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature. We believe our principal competitors are subject to similar risks.

Competition

The athletic footwear, apparel, and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel, and equipment, including Adidas, Puma, and others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

NIKE is the largest seller of athletic footwear and athletic apparel in the world. Performance and reliability of shoes, apparel, and equipment, new product development, price, product identity through marketing and promotion, and customer support and service are important aspects of competition in the athletic footwear, apparel, and equipment industry. To help market our products, we contract with prominent and influential athletes, coaches, teams, colleges and sports leagues to endorse our brands and use our products, and we actively sponsor sporting events and clinics. We believe that we are competitive in all of these areas.

Trademarks and Patents

We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 150 countries. In addition, we own many other trademarks that we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign utility patents, and thousands of U.S. and foreign design patents covering components and features used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and patents issued for applications filed this year will last from now to 2024 for design patents, and from now to 2030 for utility patents. We believe our success depends primarily upon skills in design, research and development, production, and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs, and improvements that we deem valuable.

Employees

We had approximately 34,400 employees at May 31, 2010. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union, and in the United States, where certain employees of Cole Haan are represented by a union. Also, in some countries outside of the United States, local laws require representation for employees by works councils (such as in certain countries in the European Union, in which they are entitled to information and consultation on certain Company decisions) or other employee representation by an organization similar to a union, and in certain European countries, we are required by local law to enter into and/or comply with (industry wide or national) collective bargaining agreements. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 16, 2010 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 72, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990 and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 54, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

David J. Ayre, Vice President, Global Human Resources — Mr. Ayre, 50, joined NIKE as Vice President, Global Human Resources in July 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 52, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 54, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President, Global Operations — Mr. DeStefano, 53, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, President of USA Operations in 2001, and President of Global Operations in 2006.

Trevor Edwards, Vice President, Global Brand and Category Management — Mr. Edwards, 47, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002 and Vice President, Global Brand and Category Management in 2006. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.

Jeanne P. Jackson, President, Direct to Consumer — Ms. Jackson, 58, served as a member of the NIKE, Inc. Board of Directors from 2001 through March 2009, when she resigned from our Board and was appointed President, Direct to Consumer. She is founder and CEO of MSP Capital, a private investment company. Ms. Jackson was CEO of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and CEO of Banana Republic from 1995 to 2000, also serving as CEO of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue, and Federated Department Stores. Ms. Jackson is the past President of the United States Ski and Snowboard Foundation Board of Trustees, and is a director of McDonald’s Corporation. She is a former director of Nordstrom, Inc., and Harrah’s Entertainment, Inc.

Hilary K. Krane, Vice President and General Counsel — Ms. Krane, 46, joined NIKE as Vice President and General Counsel in April 2010. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. where she was responsible for legal affairs and overseeing the global brand protection department. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.

P. Eunan McLaughlin, President, Affiliates — Mr. McLaughlin, 52, joined NIKE as Director of Sales, NIKE Europe in 1999, and was appointed Vice President Commercial Sales and Retail in 2000, Vice President, Asia Pacific in 2001, Vice President, Europe, Middle East & Africa in May 2004, and President of Affiliates in April 2009. Prior to joining NIKE, he was Partner and Vice President of Consumer & Retail Practices Division, Korn/Ferry International from 1996 to 1999. From 1983 to 1996, Mr. McLaughlin held various positions with Mars, Inc. in finance, sales, marketing and general management.

Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 48, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.

John F. Slusher, Vice President, Global Sports Marketing — Mr. Slusher, 41, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas Regions in 2006, divisional Vice President, Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.

Eric D. Sprunk, Vice President, Merchandising and Product — Mr. Sprunk, 46, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001 and Vice President, Merchandising and Product in 2009. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Hans van Alebeek, Vice President, Global Operations and Technology — Mr. van Alebeek, 44, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant and at N.V. Indivers in business development.

Item 1A.	Risk Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders and order cancellations; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

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

Our products face intense competition.

NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel, and equipment industry is keenly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure shoe companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure shoes, apparel, and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity.

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

Although design and aesthetics of our products appear to be the most important factor for consumer acceptance of our products, technical innovation and quality control in the design of footwear, apparel, and athletic equipment is also essential to the commercial success of our products. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of biomechanics, exercise physiology, engineering, industrial design and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts to develop and test cutting edge performance products. While we strive to produce products that help to reduce injury, enhance athletic performance and maximize comfort, if we fail to introduce technical innovation in our products consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.

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

Failure of our contractors or our licensees’ contractors to comply with our code of conduct, local laws, and other standards could harm our business.

We contract with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on those contractors a code of conduct and other environmental, health, and safety standards for the benefit of workers. However, from time to time contractors may not comply with such standards or applicable local law or our licensees may not require their contractors to comply with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation and, as a result, could have an adverse effect on our sales and financial condition.

Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.

Continuing volatility and disruption in the global capital and credit markets have led to a tightening of business credit and liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in the United States and internationally. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

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

•

We conduct transactions in various currencies, which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported financial results and condition.

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

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once close-out sales of NIKE footwear and apparel, wholesale sales of equipment, Cole Haan, Converse, Hurley, NIKE Golf and Umbro, and retail sales across all brands.

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

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 150 countries. In addition, we own many other trademarks that we utilize in marketing our products. We believe that our trademarks, patents, and other intellectual property rights are important to our brand, our success, and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trademark or design or utility patent infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products. The actions we take to establish and protect trademarks, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

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

Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments, and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs, or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-US earnings for which we have not previously provided for U.S. taxes. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Recently proposed legislation in the United States would change how U.S. multinational corporations are taxed on their foreign income. If such legislation is enacted, it may have a material adverse impact to our tax rate and in turn, our profitability.

Currency exchange rate fluctuations could result in higher costs and decreased margins.

A majority of our products are sold outside of the United States. As a result, we conduct transactions in various currencies, which increase our exposure to fluctuations in foreign currency exchange rates relative to the U.S. dollar. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. dollars for consolidated financial reporting. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations could have an adverse effect on our results of operations and financial condition.

Our hedging activities (see Note 18 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations may not sufficiently mitigate the impact of foreign currencies on our financial results. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.

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

In addition, Sojitz America performs significant import-export financing services for most of the NIKE Brand products sold outside of the United States, Europe, Middle East, Africa, and Japan, excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa, and Japan. Such a disruption could result in cancelled orders that would adversely affect sales and profitability.

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

We are heavily dependent on information technology systems across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these supply chain systems. Over the last several years, as part of the ongoing initiative to upgrade our worldwide supply chain, we have implemented new systems in all of our geographical regions in which we operate. Over the next few years, we will work to continue to enhance the systems and related processes in our global operations. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.

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

Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 74% of our Class A Common Stock. If all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 14% of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

Anti-takeover provisions may impair an acquisition of the Company or reduce the price of our common stock.

There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freezeout statute, two classes of stock that vote separately on certain issues, and the fact that holders of Class A Common Stock elect three-fourths of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that some shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.

We may fail to meet analyst expectations, which could cause the price of our stock to decline.

Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as the analysts’ estimates of our future performance. The analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The following is a summary of principal properties owned or leased by NIKE.

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 18 buildings which functions as our world headquarters and is occupied by almost 5,800 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central and Eastern Europe geographies.

There are three significant distribution and customer service facilities for NIKE Brand footwear products in the United States. All three of them are located in Memphis, Tennessee, one of which is leased. In the United States, NIKE Brand apparel and equipment are shipped from our Memphis, Tennessee and Foothill Ranch, California distribution centers, which we lease. Cole Haan also operates a distribution facility in Greenland, New Hampshire, which we lease. Smaller leased distribution facilities for other brands and non-NIKE Brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, and in Laakdal, Belgium, both of which we own.

We manufacture Air-Sole cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which we own. We also manufacture and sell small amounts of various plastic products to other manufacturers through NIKE IHM, Inc.

Aside from the principal properties described above, we lease three production offices outside the United States, over 100 sales offices and showrooms worldwide, and approximately 65 administrative offices worldwide. We lease more than 600 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” starting on page 2 of this Report. Our leases expire at various dates through the year 2035.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 16, 2010, there were 20,452 holders of record of our Class B Common Stock and 19 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock.

Fiscal 2010 (June 1, 2009 — May 31, 2010)	High	Low	Dividends Declared
First Quarter	$59.95	$50.16	$0.25
Second Quarter	66.35	53.22	0.27
Third Quarter	67.85	60.89	0.27
Fourth Quarter	78.55	66.99	0.27

Fiscal 2009 (June 1, 2008 — May 31, 2009)	High	Low	Dividends Declared
First Quarter	$70.28	$54.64	$0.23
Second Quarter	68.00	42.68	0.25
Third Quarter	57.33	40.08	0.25
Fourth Quarter	57.14	38.24	0.25

During the third quarter of fiscal 2010, we concluded our previous four-year, $3 billion share repurchase program, approved by the Board of Directors in June 2006. During this program, we repurchased a total of 53.9 million shares. Having completed the previous program, during the third quarter of fiscal 2010, we began repurchases under the four-year, $5 billion program approved by our Board of Directors in September 2008. The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands)		(In thousands)	(In millions)
March 1 — March 31, 2010	—	$—	—	$4,762.2
April 1 — April 30, 2010	1,575	$75.82	1,575	$4,642.8
May 1 — May 31, 2010	1,309	$74.01	1,309	$4,545.9

	2,884	$75.00	2,884

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2005 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC., S&P 500

INDEX, S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX,

AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Timberland Co., Wolverine World Wide, Inc., and Iconix Brand Group Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of VF Corp., Coach, Inc., and Polo Ralph Lauren Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.

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

Item 6.	Selected Financial Data

	Financial History

	2010	2009	2008	2007	2006
	(In millions, except per share data and financial ratios)(1)
Year Ended May 31,
Revenues	$19,014	$19,176	$18,627	$16,326	$14,955
Gross margin	8,800	8,604	8,387	7,161	6,587
Gross margin %	46.3%	44.9%	45.0%	43.9%	44.0%
Restructuring charges	—	195	—	—	—
Goodwill impairment	—	199	—	—	—
Intangible and other asset impairment	—	202	—	—	—
Net income	1,907	1,487	1,883	1,492	1,392
Basic earnings per common share	3.93	3.07	3.80	2.96	2.69
Diluted earnings per common share	3.86	3.03	3.74	2.93	2.64
Weighted average common shares outstanding	485.5	484.9	495.6	503.8	518.0
Diluted weighted average common shares outstanding	493.9	490.7	504.1	509.9	527.6
Cash dividends declared per common share	1.06	0.98	0.875	0.71	0.59
Cash flow from operations	3,164	1,736	1,936	1,879	1,668
Price range of common stock
High	78.55	70.28	70.60	57.12	45.77
Low	50.16	38.24	51.50	37.76	38.27

At May 31,
Cash and equivalents	$3,079	$2,291	$2,134	$1,857	$954
Short-term investments	2,067	1,164	642	990	1,349
Inventories	2,041	2,357	2,438	2,122	2,077
Working capital	7,595	6,457	5,518	5,493	4,734
Total assets	14,419	13,250	12,443	10,688	9,870
Long-term debt	446	437	441	410	411
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	9,754	8,693	7,825	7,025	6,285
Year-end stock price	72.38	57.05	68.37	56.75	40.16
Market capitalization	35,032	27,698	33,577	28,472	20,565

Financial Ratios:
Return on equity	20.7%	18.0%	25.4%	22.4%	23.3%
Return on assets	13.8%	11.6%	16.3%	14.5%	14.9%
Inventory turns	4.6	4.4	4.5	4.4	4.3
Current ratio at May 31	3.3	3.0	2.7	3.1	2.8
Price/Earnings ratio at May 31	18.8	18.8	18.3	19.4	15.2

(1)	All share and per share information has been restated to reflect a two-for-one stock split affected in the form of a 100% common stock dividend distributed on April 2, 2007.

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2010	2009	2010	2009	2010	2009	2010	2009
	(Unaudited) (In millions, except per share data)
Revenues	$4,799	$5,432	$4,406	$4,590	$4,733	$4,441	$5,077	$4,713
Gross margin	2,216	2,562	1,961	2,050	2,218	1,949	2,406	2,044
Gross margin %	46.2%	47.2%	44.5%	44.7%	46.9%	43.9%	47.4%	43.4%
Restructuring charges	—	—	—	—	—	—	—	195
Goodwill impairment	—	—	—	—	—	199	—	—
Intangible and other asset impairment	—	—	—	—	—	202	—	—
Net income	513	511	375	391	496	244	522	341
Basic earnings per common share	1.06	1.05	0.77	0.81	1.02	0.50	1.08	0.70
Diluted earnings per common share	1.04	1.03	0.76	0.80	1.01	0.50	1.06	0.70
Weighted average common shares outstanding	485.8	487.2	487.2	483.7	484.4	484.0	484.4	484.8
Diluted weighted average common shares outstanding	491.6	494.9	494.5	489.8	492.3	488.1	493.9	489.4
Cash dividends declared per common share	0.25	0.23	0.27	0.25	0.27	0.25	0.27	0.25
Price range of common stock
High	59.95	70.28	66.35	68.00	67.85	57.33	78.55	57.14
Low	50.16	54.64	53.22	42.68	60.89	40.08	66.99	38.24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

NIKE designs, develops and markets high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and apparel in the world and sell our products primarily through a combination of retail accounts, NIKE-owned retail, including stores and e-commerce, independent distributors, franchisees and licensees worldwide. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands, and delivering compelling retail presentation and experiences.

Aside from achieving long-term revenue growth, we continue to strive to deliver shareholder value by driving operating excellence in several key areas:

•	Making our supply chain a competitive advantage, through operational discipline,

•	Reducing product costs through a continued focus on lean manufacturing and product design that strives to eliminate waste,

•

Improving selling and administrative expense productivity by focusing on investments that drive economic returns in the form of incremental revenue and gross margin, and leveraging existing infrastructure across our portfolio of brands to eliminate duplicative costs,

•	Improving working capital efficiency, and

•	Deploying capital effectively to create value for our shareholders.

Through execution of this strategy, our long-term financial goals continue to be:

•	High single-digit revenue growth,

•	Mid-teens earnings per share growth,

•	Increased return on invested capital and accelerated cash flows, and

•	Consistent results through effective management of our diversified portfolio of businesses.

Since the adoption of this long-term strategy in 2001, NIKE, Inc.’s revenues and earnings per share have grown 8% and 14%, respectively, on an annual compounded basis. During the same period, our return on invested capital has increased from 14% to 21%. While macroeconomic conditions in fiscal 2010 continued to remain challenging, putting significant pressure on consumer spending in most markets worldwide, we have continued to focus on achieving appropriate financial performance, while extending our market leadership and positioning ourselves for sustainable, profitable growth over the long term.

NIKE, Inc.’s fiscal 2010 revenues declined 1% to $19.0 billion, net income increased 28% to $1.9 billion, and we delivered diluted earnings per share of $3.86, a 27% increase versus fiscal 2009. Our fiscal 2009 reported results contain significant non-comparable transactions, including an after-tax charge of $145 million for restructuring activities, recorded in the fourth quarter of fiscal 2009, and an after-tax charge of $241 million for the impairment of goodwill, intangible and other assets of Umbro, which was recorded in the third quarter of fiscal 2009. Excluding these non-comparable items, our fiscal 2010 net income would have increased 2% and diluted earnings per share would have increased 1% compared to fiscal 2009 (see Reconciliation of Net Income and Diluted Earnings Per Share Excluding Non-Comparable items below). The increase in net income excluding non-comparable items was primarily driven by an improved gross margin percentage and a reduction in our effective tax rate, which more than offset the reduction in revenues and higher selling and administrative expenses. The increase in gross margin percentage was primarily the result of favorable product mix, cost reduction initiatives, lower input costs and sales growth in our NIKE-owned retail business. Our year-over-year effective tax rate improvement was driven by continued benefit from our international businesses, which are generally taxed at rates lower than the U.S. statutory rate. The increase in selling and administrative expense was primarily attributable to an increase in performance-based compensation as well as investments in our NIKE-owned retail business, which more than offset reductions in compensation expense resulting from restructuring activities that took place in the fourth quarter of fiscal 2009. For fiscal 2010, diluted earnings per share grew at a slightly lower rate than net income given higher average outstanding shares. In fiscal 2010, we increased cash flow from operations as a result of working capital reductions, reflecting our efforts to aggressively manage inventory levels and accounts receivable collections. At May 31, 2010, our inventory and accounts receivable balances were down 13% and 8%, respectively, compared to May 31, 2009. During fiscal 2010, we also returned larger amounts of cash to our shareholders through higher dividends and increased share repurchases compared to fiscal 2009.

Although most of our businesses reported revenue declines in the first half of fiscal 2010, the majority returned to growth in the second half of fiscal 2010. Futures orders for NIKE Brand Footwear and Apparel scheduled for delivery during the first six months of fiscal 2011 increased 7% as compared to the same periods in the prior year. While we continue to believe that the Company is well positioned from a business and financial perspective, our future performance is subject to the inherent uncertainty presented by volatile macroeconomic conditions that may have an impact on our operations around the world. These conditions could continue to affect our business in a number of direct and indirect ways, including lower revenue from slowing consumer/customer demand for our products, reduced profit margins and/or increased costs, changes in interest and currency exchange rates, lack of credit availability and business disruptions due to difficulties experienced by suppliers and customers. Our future performance is subject to our continued ability to take appropriate actions to respond to these conditions.

Results of Operations

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
	(In millions, except per share data)
Revenues	$19,014	$19,176	-1%	$18,627	3%
Cost of sales	10,214	10,572	-3%	10,240	3%
Gross margin	8,800	8,604	2%	8,387	3%
Gross margin %	46.3%	44.9%		45.0%
Selling and administrative expense	6,326	6,150	3%	5,954	3%
% of Revenues	33.3%	32.1%		32.0%
Restructuring charges	—	195	—	—	—
Goodwill impairment	—	199	—	—	—
Intangible and other asset impairment	—	202	—	—	—
Income before income taxes	2,517	1,957	29%	2,503	-22%
Net income	1,907	1,487	28%	1,883	-21%
Diluted earnings per share	3.86	3.03	27%	3.74	-19%

Reconciliation of Net Income and Diluted Earnings Per Share Excluding Non-Comparable Items(1)

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 Change
	(dollars in millions, except per share data)
Net income, as reported	$1,907	$1,487	28%
Add:
Restructuring charges, net of tax(2)	—	145
Umbro impairment of goodwill, intangible and other assets, net of tax(3)	—	241

Net income, excluding non-comparable items	$1,907	$1,873	2%

Diluted earnings per share, as reported	$3.86	$3.03	27%
Add:
Restructuring charges, net of tax(2)	—	0.29
Umbro impairment of goodwill, intangible and other assets, net of tax(3)	—	0.49

Diluted earnings per share, excluding non-comparable items	$3.86	$3.81	1%

Diluted weighted average common shares outstanding	493.9	490.7

(1)

This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this schedule is provided to enhance the visibility of the underlying business trends excluding these non-comparable items for fiscal 2009.

(2)

During fiscal 2009, we announced a plan to restructure the organization of the Company. As part of this plan, we streamlined our management structure and eliminated redundancies to enhance consumer focus, drive innovation more quickly to market, and establish a more scalable cost structure. As a result of these actions, we recorded $195 million of pre-tax restructuring charges in fiscal 2009.

(3)

During fiscal 2009, we recorded a non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, indefinite-lived trademark and other assets. The tax benefit related to this impairment charge reduced our effective tax rate by 250 basis points for the fiscal year ended May 31, 2009.

Consolidated Operating Results

Revenues

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes(1)	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes(1)
	(In millions)
Revenues	$19,014	$19,176	-1%	-2%	$18,627	3%	4%

(1)

Results have been restated using exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Fiscal 2010 Compared to Fiscal 2009

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. declined 2%, driven primarily by a 2% decline in revenues for the NIKE Brand. All of our geographies delivered lower revenues with the exception of Emerging Markets, reflecting a challenging economic environment across most markets, most notably in our Western Europe and Central and Eastern Europe geographies. By product group, revenues for our worldwide NIKE Brand footwear business were down 1% compared to the prior year. Worldwide NIKE Brand apparel and equipment revenues declined 5% and 7%, respectively. While our wholesale business remains the largest component of our NIKE Brand revenues, our NIKE-owned retail business continues to grow, representing approximately 15% of our total NIKE Brand revenues in fiscal 2010 as compared to 13% in fiscal 2009.

Revenues from our Other Businesses were comprised of results from Cole Haan, Converse, Inc., Hurley International, LLC, NIKE Golf and Umbro, Ltd. Excluding the impact of currency changes, revenues for these businesses increased by 4% for fiscal 2010, driven by increased revenues at Converse, Umbro and Hurley, which more than offset revenue declines at NIKE Golf and Cole Haan.

Futures Orders

Translated into US dollars at prior year exchange rates, worldwide futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2010 were 10% higher than the orders reported for the comparable prior year period. This futures growth was driven by increases in unit sales volume for our footwear products and growth in average unit price for both of our apparel and footwear products. Futures orders increased 7% when translated at forecasted exchange rates for the next six months, which approximate current spot rates.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders and that the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE footwear and apparel, sales of NIKE equipment, sales from our Other Businesses and certain retail sales across all brands.

Fiscal 2009 Compared to Fiscal 2008

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 4%, driven primarily by a 4% increase in revenues for the NIKE Brand. The North America geography contributed nearly 1 percentage point of the consolidated revenue growth for fiscal 2009, while the remaining geographies contributed over 2 percentage points. During fiscal 2009, most of our geographies posted higher revenues. By product group, our worldwide NIKE Brand footwear business reported revenue growth of 6% and contributed $575 million of incremental revenue. Worldwide NIKE Brand apparel revenues were in line with the prior year, while equipment revenues declined 2% or $20 million.

Our Other Businesses, comprised of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf, and Umbro in fiscal 2009, constituted the remaining revenue. In fiscal 2008, our Other Businesses also included Exeter Brands Group (whose primary business was the Starter brand business which was sold on December 17, 2007) and NIKE Bauer Hockey (which was sold on April 17, 2008). Umbro was acquired on March 3, 2008. Revenues for these businesses were flat compared to fiscal 2008.

Gross Margin

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
	(In millions)
Gross Margin	$8,800	$8,604	2%	$8,387	3%
Gross Margin %	46.3%	44.9%	140 bps	45.0%	(10 bps	)

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, our consolidated gross margin percentage was 140 basis points higher than the prior year. The primary factors contributing to this improvement were as follows:

•	Improved in-line product margins across most geographies, driven by reduced raw material and freight costs as well as favorable changes in product mix;

•	Improved inventory positions, most notably in North America and Western Europe, which drove a shift in mix from discounted close-out to higher margin in-line sales; and

•	Growth of NIKE-owned retail as a percentage of total revenue, across most NIKE Brand geographies, driven by an increase in both new store openings and comparable store sales.

Together, these factors increased consolidated gross margins by approximately 160 basis points for fiscal 2010. These increases were partially offset by the impact of unfavorable currency exchange rates, primarily affecting our Emerging Markets and Central and Eastern Europe geographies.

We anticipate our gross margins in fiscal 2011 may be negatively impacted by macroeconomic factors including changes in currency exchange rates and rising costs for product input costs. We also anticipate higher air freight costs as we work with our suppliers to meet increasing demand for certain running footwear products in the first half of the year.

Fiscal 2009 Compared to Fiscal 2008

During fiscal 2009, the primary factors contributing to the 10 basis point decline in consolidated gross margin percentage versus the prior year were lower gross pricing margins and increased discounts which, when combined, decreased consolidated gross margins by approximately 60 basis points. This decrease was partially offset by improved hedge rates relative to the prior year, primarily in the Western Europe and Central and Eastern Europe geographies. Gross pricing margins were lower, primarily driven by higher product input costs, most notably for footwear products. Higher levels of discounts were provided across all businesses in fiscal 2009 to manage inventory levels.

Selling and Administrative Expense

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
	(In millions)
Operating overhead expense	$3,970	$3,798	5%	$3,645	4%
Demand creation expense(1)	2,356	2,352	0%	2,309	2%

Selling and administrative expense	$6,326	$6,150	3%	$5,954	3%
% of Revenues	33.3%	32.1%	120 bps	32.0%	10 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2010 Compared to Fiscal 2009

Changes in foreign currency exchange rates increased selling and administrative expense by 1 percentage point in fiscal 2010.

Excluding changes in exchange rates, operating overhead expense increased 4% compared to the prior year due primarily to increases in performance-based compensation and investments in NIKE-owned retail. These increases were partially offset by reductions in compensation spending in fiscal 2010 as a result of restructuring activities that took place in the fourth quarter of fiscal 2009.

In fiscal 2010, changes in currency exchange rates had a minimal impact on demand creation expense. Demand creation expense remained flat compared to the prior year, as increases in sports marketing and digital marketing expenses were offset by reductions in advertising.

In fiscal 2011, we will continue to focus our resources on those investments that drive sustainable and profitable growth. We expect demand creation will increase at a slightly slower rate than revenues, with spending weighted toward the first quarter driven by key events including the 2010 World Cup. We anticipate operating overhead will grow at a mid single-digit rate, with faster growth in the first half of the fiscal year, driven by increased investments in our NIKE-owned retail business.

Fiscal 2009 Compared to Fiscal 2008

Changes in foreign currency exchange rates decreased selling and administrative expense by 2 percentage points in fiscal 2009. Excluding changes in exchange rates, operating overhead increased 6% during fiscal 2009. The increase in operating overhead was primarily attributable to investments in growth drivers such as NIKE-owned retail in the North America, Western Europe, Greater China, and Japan geographies, infrastructure for the Emerging Markets and Central and Eastern Europe geographies as well as for our non-NIKE Brand businesses, which more than offset steps taken to reduce operating overhead spending, including implementation of a hiring freeze and reductions in spending for travel and meetings.

On a constant-currency basis, demand creation expense increased 3% during fiscal 2009. Demand creation spending decreased in the second half of fiscal 2009 as a result of actions taken to reduce spending across nearly all demand creation related activities, most notably traditional media and print advertising. The increase in demand creation during the first half of fiscal 2009 was primarily attributable to strategic investments, including first quarter spending around the Beijing Summer Olympics and the European Football Championships, and increased investments in athlete and team endorsements across all geographies.

Restructuring Charges

During fiscal 2009, we restructured the organization to streamline our management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable cost structure. As a result of these actions, we reduced our global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million in fiscal 2009, primarily consisting of cash severance costs. These charges are included in “Corporate” for segment reporting purposes.

Goodwill, Intangible and Other Asset Impairment

In fiscal 2009, we recognized a $401 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill, intangible and other assets. Although Umbro’s financial performance for fiscal 2009 was slightly better than we had originally expected, projected future cash flows had fallen below the levels we expected at the time of acquisition. This erosion was a result of both the unprecedented decline in global consumer markets, particularly in the United Kingdom, and our decision to adjust the level of investment in the business.

We measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. We believe the use of both models compensated for the inherent risk associated with either model if used on a stand-alone basis, and this combination was indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. Our assessments resulted in the recognition of impairment charges of $199 million and $181 million related to Umbro’s goodwill and trademark, respectively, in fiscal 2009. In addition to the impairment analysis, we determined an equity investment held by Umbro was also impaired, and recognized a charge of $21 million related to the impairment of that investment. These charges are included in our “Other Businesses” category for segment reporting purposes.

For additional information about our impairment charges, see Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the accompanying Notes to the Consolidated Financial Statements.

Other (Income) Expense, net

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
	(In millions)
Other (income) expense, net	$(49)	$(89)	-45%	$8	—

Fiscal 2010 Compared to Fiscal 2009

Other (income) expense, net is primarily comprised of foreign currency conversion gains and losses from the remeasurement of monetary assets and liabilities in non-functional currencies, the impact of certain foreign currency derivative instruments, and unusual or non-recurring transactions that are outside the normal course of business. For fiscal 2010, other (income) expense, net was primarily comprised of net foreign currency gains and the recognition of previously deferred licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey.

For fiscal 2010, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income) expense, net increased our income before income taxes by approximately $34 million.

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, other (income) expense, net was primarily comprised of $43 million of foreign currency conversion gains and the recognition of $24 million of licensing income related to our fiscal 2008 sale of the

NIKE Bauer Hockey business. For fiscal 2008, other (income) expense, net was primarily comprised of a $32 million gain on the sale of NIKE Bauer Hockey and a $29 million gain on the sale of the Starter brand business, as well as foreign currency conversion losses of $77 million.

For fiscal 2009, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net increased our income before income taxes by approximately $124 million.

Income Taxes

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
Effective tax rate	24.2%	24.0%	20 bps	24.8%	(80	) bps

Fiscal 2010 Compared to Fiscal 2009

Our effective tax rate for fiscal 2010 was 20 basis points higher than the effective rate for fiscal 2009. Our effective tax rate for fiscal 2009 includes a tax benefit related to charges recorded for the impairment of Umbro’s goodwill, intangible and other assets. Excluding this tax benefit, our effective rate for fiscal 2009 would have been 26.5%, 230 basis points higher than our effective tax rate for fiscal 2010. The decrease in our effective tax rate for fiscal 2010 was primarily attributable to the continued benefit from our international operations, where tax rates for these operations are generally lower than the U.S. statutory rate.

We estimate that our effective tax rate for fiscal year 2011 will be in line with our fiscal 2010 effective tax rate.

Fiscal 2009 Compared to Fiscal 2008

Our effective tax rate for fiscal 2009 was 80 basis points lower than the effective tax rate for fiscal 2008 due primarily to the tax benefit related to the impairment of goodwill, intangible and other assets of Umbro which had a favorable impact of 250 basis points. Profits earned outside of the U.S., the impact of the resolution of foreign audit items and the retroactive reinstatement of the research and development tax credit also favorably impacted our fiscal 2009 effective tax rate. Reflected in the effective tax rate for fiscal 2008 was a one-time tax benefit of $105 million, which had a favorable impact of 420 basis points on our effective tax rate.

Operating Segments

As part of the restructuring initiative that took place in fiscal 2009, the Company changed the geographic structure of NIKE Brand to six geographies to streamline its management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable cost structure. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE Brand became: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into four regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE Brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from the centrally managed foreign exchange risk management program and other conversion gains and losses. In fiscal 2009 and 2008, foreign currency hedge results along with other conversion gains and losses generated by the Western Europe and Central and Eastern Europe geographies were recorded in their respective geographies.

The breakdown of revenues follows:

	Fiscal 2010	Fiscal 2009(1)	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes(2)	Fiscal 2008(1)	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes(2)
	(dollars in millions)
North America	$6,696	$6,778	-1%	-1%	$6,661	2%	2%
Western Europe	3,892	4,139	-6%	-6%	4,320	-4%	-2%
Central and Eastern Europe	1,150	1,373	-16%	-17%	1,309	5%	9%
Greater China	1,742	1,743	0%	0%	1,354	29%	21%
Japan	882	926	-5%	-12%	822	13%	1%
Emerging Markets	2,042	1,702	20%	18%	1,630	4%	17%
Global Brand Divisions	105	96	9%	12%	118	-19%	-9%

Total NIKE Brand Revenues	16,509	16,757	-1%	-2%	16,214	3%	4%
Other Businesses	2,529	2,419	5%	4%	2,413	0%	2%
Corporate(3)	(24)	—	—	—	—	—	—

Total NIKE, Inc. Revenues	$19,014	$19,176	-1%	-2%	$18,627	3%	4%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2010 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)

Results have been restated using exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

(3)

Corporate primarily consists of results from our centrally managed foreign exchange risk management program and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to our geographic operating segments.

Effective June 1, 2009, the primary financial measure we use to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the Consolidated Statements of Income. Previously, we evaluated the performance of individual operating segments based on income before income taxes. Financial information has been reclassified to conform to the new primary financial measure we use. As discussed in Note 19 — Operating Segments and Related Information in the accompanying Notes to the Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Fiscal 2010	Fiscal 2009(1)	FY10 vs. FY09 % Change	Fiscal 2008(1)	FY09 vs. FY08 % Change
	(dollars in millions)
North America	$1,538	$1,429	8%	$1,460	-2%
Western Europe	856	939	-9%	923	2%
Central and Eastern Europe	281	415	-32%	358	16%
Greater China	637	575	11%	431	33%
Japan	180	205	-12%	179	15%
Emerging Markets	493	343	44%	307	12%
Global Brand Divisions	(867)	(811)	-7%	(737)	-10%

Total NIKE Brand	3,118	3,095	1%	2,921	6%
Other Businesses	299	(193)	—	359	-154%
Corporate	(894)	(955)	6%	(854)	-12%

Total NIKE Consolidated Earnings Before Interest and Taxes	$2,523	$1,947	30%	$2,426	-20%

Interest expense (income), net	6	(10)	—	(77)	-87%

Total NIKE Consolidated Income Before Income Taxes	$2,517	$1,957	29%	$2,503	-22%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2010 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

North America

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$4,610	$4,694	-2%	-2%	$4,477	5%	5%
Apparel	1,740	1,740	0%	0%	1,822	-5%	-4%
Equipment	346	344	1%	0%	362	-5%	-5%

Total Revenues	$6,696	$6,778	-1%	-1%	$6,661	2%	2%

Earnings Before Interest and Taxes	$1,538	$1,429	8%		$1,460	-2%

Fiscal 2010 Compared to Fiscal 2009

Excluding the changes in currency exchange rates, revenues for North America declined 1%, driven primarily by a decrease in revenue from our wholesale business. This decrease was partially offset by an increase in our NIKE-owned retail business, driven primarily by an increase in comparable store sales. On a currency neutral basis, futures orders scheduled to be delivered during the first six months of fiscal 2011 were 7% higher compared to the same period in the prior year.

During fiscal 2010, the decrease in North America footwear revenue was primarily attributable to a low single-digit percentage decrease in unit sales, while average selling price per pair remained flat. The decline in unit sales was primarily driven by lower sales for our kids’ and running products in the first half of fiscal 2010.

North America apparel revenue during fiscal 2010 was flat when compared to fiscal 2009, which was reflective of a high single-digit percentage increase in average selling price per unit, offset by a low double-digit percentage decrease in unit sales. Both the increase in average selling price per unit and the decrease in unit sales were primarily a result of fewer close-out sales compared to the prior year.

For fiscal 2010, the increase in North America’s EBIT was primarily the result of improved gross margins combined with a slight decrease in selling and administrative expense, driven by a reduction in demand creation expense compared to prior year. The improvement in gross margin was mainly attributable to a shift in mix from close-out to in-line sales, growth of NIKE-owned retail as a percentage of total sales, improved in-line product margins and lower warehousing costs. The reduction in demand creation expense was primarily attributable to lower spending on advertising.

Fiscal 2009 Compared to Fiscal 2008

During fiscal 2009, the increase in North America footwear revenue was the result of low single-digit growth in both unit sales and average selling price per pair. The growth in unit sales was primarily driven by higher demand for our Jordan brand, action sports and kids’ products. The increase in average selling price per pair was attributable to selective price increases, primarily during the first half of fiscal 2009, and increased sales mix of higher priced Jordan brand products, partially offset by increased sales mix of kids’ products which are generally lower priced.

The year-over-year decrease in North America apparel revenues during fiscal 2009 reflected a mid single-digit decrease in unit sales, primarily driven by a reduction in products sold to value channel retailers and generally softer demand in the overall apparel market. Average selling prices increased slightly as a result of the reduction in products sold to value retailers, mostly offset by an increased mix of close-out sales and higher levels of discounts provided retailers to manage inventory levels.

EBIT for the North America geography declined in fiscal 2009 as a result of higher operating overhead expense and lower gross margins. The increase in operating overhead was attributable to investments in NIKE-owned retail. Gross margins decreased as a result of higher warehousing costs, higher retail inventory markdowns and increased customer discounts provided to manage inventory levels.

Western Europe

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$2,320	$2,385	-3%	-3%	$2,411	-1%	1%
Apparel	1,325	1,463	-9%	-9%	1,585	-8%	-7%
Equipment	247	291	-15%	-15%	324	-10%	-9%

Total Revenues	$3,892	$4,139	-6%	-6%	$4,320	-4%	-2%

Earnings Before Interest and Taxes	$856	$939	-9%		$923	2%

Fiscal 2010 Compared to Fiscal 2009

On a currency neutral basis, most markets in Western Europe experienced lower revenues during fiscal 2010, including our largest market, U.K. & Ireland declined by 4%, reflecting a difficult retail environment throughout the geography. Excluding changes in currency exchange rates, futures orders scheduled for delivery during the first six months of fiscal 2011 were 11% higher compared to the same period in the prior year, driven by strong growth across most markets and product categories.

Excluding changes in currency exchange rates, the decrease in footwear revenue during fiscal 2010 was primarily the result of low single-digit decreases in both average selling price and unit sales. The decrease in average selling price was attributable to higher customer discounts provided to manage inventory levels, while the reduction in unit sales was due to lower sales for most NIKE Brand product categories.

The year-over-year decrease in apparel revenue was primarily driven by a high single-digit decline in unit sales combined with a mid single-digit decrease in average selling price. The decrease in unit sales was due to lower sales for most NIKE Brand product categories, while the decrease in average selling price was a result of higher discounts provided to retailers to manage their inventory levels.

For fiscal 2010, EBIT for Western Europe declined at a faster rate than revenues, as the increase in selling and administrative expense as a percentage of revenues more than offset the improvements in gross margin percentage. The increase in selling administrative expense was primarily driven by a higher level of both demand creation spending around the 2010 World Cup and operating overhead expense as a result of investments in NIKE-owned retail and higher performance-based compensation. The gross margin improvement in fiscal 2010 was primarily attributable to higher in-line product margins, a smaller proportion of close-out sales and reduced inventory obsolescence expense as a result of our leaner inventory positions.

Fiscal 2009 Compared to Fiscal 2008

Excluding changes in currency exchange rates, a number of markets within the geography experienced lower revenues, reflecting a more difficult retail environment. Revenues for the Southern European markets, including Spain, Italy and France declined, while the U.K. & Ireland remained flat compared to the same period in the prior year.

The increase in footwear revenue was attributable to a low single-digit growth in unit sales. The growth in unit sales was driven primarily by higher demand for kids and NIKE Brand sportswear products. Average selling price per pair remained flat compared to the prior year.

The decrease in apparel revenue was primarily driven by lower average selling prices resulting from a higher mix of close-out sales and higher levels of discounts provided to retailers to manage inventory levels, which more than offset a low-single-digit increase in unit sales.

The year-over-year increase in EBIT for the Western Europe geography during fiscal 2009 was primarily driven by a higher gross margin percentage, partially offset by slightly higher selling and administrative expense as a percentage of revenues. The gross margin improvement in fiscal 2009 was primarily attributable to improved year-over-year standard currency rates which more than offset higher warehousing costs and discounts on in-line products. The increase in selling and administrative expense as a percentage of revenues was mainly driven by retail expansion across the geography.

Central and Eastern Europe

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$660	$752	-12%	-13%	$702	7%	13%
Apparel	399	508	-21%	-22%	499	2%	5%
Equipment	91	113	-19%	-19%	108	5%	8%

Total Revenues	$1,150	$1,373	-16%	-17%	$1,309	5%	9%

Earnings Before Interest and Taxes	$281	$415	-32%		$358	16%

Fiscal 2010 Compared to Fiscal 2009

Economic conditions in Central and Eastern Europe remained difficult as most markets within the geography experienced lower revenues in fiscal 2010 as compared to fiscal 2009. We are beginning to see signs of stabilization in these markets as a result of improving macroeconomic conditions, increasing brand momentum, and tight management of inventory. On a currency-neutral basis, future orders scheduled to be delivered during the first six months of fiscal 2011 were 3% higher compared to the same period in the prior year.

The decrease in footwear revenue was due to a decline in average selling price, while unit sales remained flat compared to fiscal 2009. The decline in average selling price was primarily the result of higher discounts provided to retailers to manage their inventory levels.

The year-over-year decrease in apparel revenue was primarily driven by a double-digit decrease in average selling price and a mid single-digit decline in unit sales. The decline in average selling price was primarily the result of higher discounts provided to retailers to manage their inventory levels, while the decline in unit sales was due to lower sales in most key product categories.

The year-over-year decrease in Central and Eastern Europe’s EBIT during fiscal 2010 was the result of lower revenues, a decline in gross margin percentage and higher selling and administrative expense. The decline in gross margin percentage was primarily attributable to less favorable year-over-year standard currency rates, as well as higher discounts provided to customers. The increase in selling and administrative expense was primarily due to an increase in the reserve for bad debts along with increased investments in NIKE-owned retail.

Fiscal 2009 Compared to Fiscal 2008

On a currency neutral basis, revenue for the Central and Eastern Europe geography grew by approximately 9 percentage points in fiscal 2009, driven by stronger results in Russia.

The increase in footwear revenue was primarily attributable to a double-digit growth in unit sales. The growth in unit sales was driven primarily by higher demand for NIKE Brand sportswear, kids, and running products.

The increase in apparel revenues was primarily driven by a double digit percentage increase in unit sales, partially offset by a mid-single digit decrease in average selling price, resulting from a higher mix of close-out sales.

The year-over-year increase in EBIT for Central and Eastern Europe during fiscal 2009 was primarily driven by higher revenues and improved gross margin percentage. The gross margin improvement in fiscal 2009 was primarily attributable to improved in-line product margins which more than offset higher discounts on in-line products and warehousing costs.

Greater China

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$953	$940	1%	1%	$738	27%	20%
Apparel	684	700	-2%	-3%	541	29%	21%
Equipment	105	103	2%	0%	75	37%	32%

Total Revenues	$1,742	$1,743	0%	0%	$1,354	29%	21%

Earnings Before Interest and Taxes	$637	$575	11%		$431	33%

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, revenues for Greater China were flat, primarily attributable to comparisons against strong revenue growth in the first half of fiscal 2009 driven by the Beijing Olympics. Greater China began to gain momentum in the second half of fiscal 2010, as revenues increased 11% as compared to the second half of fiscal 2009. On a currency-neutral basis, futures orders scheduled to be delivered during the first six months of fiscal 2011 were 16% higher compared to the same period in the prior year.

The increase in footwear revenue was primarily driven by a mid single-digit increase in average selling price, partially offset by a mid single-digit decrease in unit sales. The increase in average selling price was primarily due to strategic product pricing increases, while the decrease in unit sales was primarily driven by lower discounts on in-line products compared to the prior year.

The decrease in apparel revenue for fiscal 2010 was primarily due to a mid single-digit decrease in unit sales across most major categories, which more than offset a low single-digit increase in average selling price primarily driven by strategic product pricing increases.

EBIT for Greater China increased at a faster rate than revenue as a result of higher gross margins and reductions in demand creation spending attributable to comparisons against higher prior year spending around the Beijing Olympics.

Fiscal 2009 Compared to Fiscal 2008

Greater China continued to deliver strong results in fiscal 2009 as revenues increased 21% on a currency-neutral basis, driven by expansion in both the number of stores selling NIKE products and sales through existing stores. China’s rate of revenue growth slowed to 6% on a currency neutral basis in the fourth quarter of fiscal 2009 as we lapped very strong growth in the fourth quarter of fiscal 2008.

The increase in both footwear and apparel revenues was driven primarily by a double-digit increase in unit sales. The growth in unit sales was partially offset by a reduction in average selling price in fiscal 2009, resulting primarily from increased discounts on in-line products provided to retailers to manage inventory levels.

The increase in EBIT for Greater China for fiscal 2009 was driven by higher revenues, which more than offset higher selling and administrative expense. Selling and administrative expense increased, but represented a lower percentage of revenues for fiscal 2009. The increase in selling and administrative expense during fiscal 2009 was primarily due to retail and infrastructure expansion and spending around brand events.

Japan

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$433	$430	1%	-7%	$374	15%	3%
Apparel	357	397	-10%	-17%	351	13%	1%
Equipment	92	99	-7%	-13%	97	2%	-10%

Total Revenues	$882	$926	-5%	-12%	$822	13%	1%

Earnings Before Interest and Taxes	$180	$205	-12%		$179	15%

Fiscal 2010 Compared to Fiscal 2009

Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined during fiscal 2010 due to decreases in unit sales across most major categories. The decline in revenues was reflective of a difficult and highly promotional marketplace in Japan. As we enter fiscal 2011, we anticipate macroeconomic conditions in Japan to remain difficult. On a currency-neutral basis, futures orders scheduled to be delivered during the first six months of fiscal 2011 were 16% lower compared to the same period in the prior year.

For fiscal 2010, the decrease in Japan’s EBIT was primarily due to lower revenues and higher selling and administrative expense, driven by increased investments in NIKE-owned retail, which more than offset improved gross margins.

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, the increase in Japan’s footwear revenue was driven primarily by a mid-single digit increase in unit sales, partially offset by a reduction in average selling price. The slight increase in apparel revenue was primarily driven by a low-single digit increase in average selling price, while unit sales remained flat compared to fiscal 2008.

The increase in EBIT for fiscal 2009 was primarily driven by higher revenues and lower selling and administrative expense as a percentage of revenue compared to fiscal 2008.

Emerging Markets

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,356	$1,106	23%	21%	$1,031	7%	20%
Apparel	532	438	21%	19%	436	0%	14%
Equipment	154	158	-3%	-4%	163	-3%	8%

Total Revenues	$2,042	$1,702	20%	18%	$1,630	4%	17%

Earnings Before Interest and Taxes	$493	$343	44%		$307	12%

Fiscal 2010 Compared to Fiscal 2009

Excluding changes in currency exchange rates, all markets in the Emerging Markets geography reported revenue growth for fiscal 2010, most notably Brazil, Mexico and Korea, driven by sales growth in all product categories. Futures orders scheduled to be delivered during the first six months of fiscal 2011 increased 30% on a currency neutral basis.

Footwear revenue growth was primarily driven by a double-digit growth in unit sales and a mid single-digit increase in average selling price per pair during fiscal 2010, reflective of strong demand for most NIKE Brand product categories in all markets within the geography.

For fiscal 2010, the increase in Emerging Markets’ EBIT was primarily the result of revenue growth combined with lower selling and administrative expense, which more than offset a decrease in gross margin percentage. The decrease in selling and administrative expense was primarily due to lower operating overhead expense resulting from fiscal 2009 restructuring activities. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates assigned to the geography, which more than offset improved in-line product margins.

Fiscal 2009 Compared to Fiscal 2008

Excluding changes in foreign currency exchange rates, most markets in the Emerging Markets geography reported revenue growth in fiscal 2009, led by Brazil, Argentina and Mexico.

The increase in footwear revenue was primarily driven by a double-digit increase in unit sales, partially offset by a low-single digit reduction in average selling price.

The increase in EBIT for fiscal 2009 was primarily the result of revenue growth and lower selling and administrative expense. The decrease in selling and administrative expense was mainly driven by a reduction in spending around advertising and sports marketing.

Global Brand Divisions

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues	$105	$96	9%	12%	$118	-19%	-9%
Loss Before Interest and Taxes	$(867)	$(811)	7%		$(737)	10%

Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and selling, general and administrative expenses that are centrally managed for the NIKE Brand.

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, the increase in Global Brand Division’s loss before interest and taxes was largely due to increases in centrally managed demand creation expense and performance-based compensation, which more than offset an increase in licensing revenues. The increase in demand creation expense was primarily driven by the centralization of certain marketing production costs.

Fiscal 2009 Compared to Fiscal 2008

The increase in Global Brand Division’s loss before interest and taxes was mainly attributable to a decrease in licensing revenues and an increase in selling and administrative expense driven by higher operating overhead and increased demand creation spending.

Other Businesses

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes	Fiscal 2008	FY09 vs. FY08 % Change	FY09 vs. FY08 % Change Excluding Currency Changes
	(dollars in millions)
Revenues
Converse	$983	$915	7%	7%	$729	26%	26%
NIKE Golf	638	648	-2%	-4%	725	-11%	-10%
Cole Haan	463	472	-2%	-2%	496	-5%	-5%
Hurley	221	203	9%	9%	171	19%	19%
Umbro	224	174	29%	30%	54	222%	280%
Bauer	—	—	—	—	202	—	—
Exeter	—	—	—	—	35	—	—
Other	—	7	—	—	1	—	—

Revenues	$2,529	$2,419	5%	4%	$2,413	0%	2%

Earnings (Loss) Before Interest and Taxes	$299	$(193)	—		$359	-154%

Fiscal 2010 Compared to Fiscal 2009

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For fiscal 2010, the increase in Other Businesses’ revenue was primarily driven by revenue growth at Converse, Umbro and Hurley, which more than offset the declines at NIKE Golf and Cole Haan due to reductions in consumer discretionary spending in their respective markets.

In fiscal 2009, EBIT for our Other Businesses included a $401 million pre-tax non-cash charge relating to the impairment of goodwill, intangible and other assets of Umbro. Excluding this impairment charge, EBIT for our Other Businesses would have increased 43%, as a result of higher revenues, improved gross margins across most businesses, and lower demand creation spending.

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009, our Other Businesses were comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For fiscal 2008, our Other Businesses primarily included Cole Haan, Converse, Exeter (whose primary business was the Starter brand business which was sold on December 17, 2007), Hurley, NIKE Bauer Hockey (which was sold on April 17, 2008), NIKE Golf and Umbro (which was acquired on March 3, 2008).

Excluding the loss of revenue from NIKE Bauer Hockey and the Starter brand business and the addition of Umbro, Other Businesses revenues for fiscal 2009 would have increased 6%, driven by the strong performance from Converse and Hurley, offset by sales decreases at NIKE Golf and Cole Haan, due to reductions in consumer discretionary spending in their respective markets.

EBIT for Other Businesses declined for fiscal 2009 primarily as a result of a $401 million pre-tax non-cash impairment charge to reduce the carrying value of Umbro’s goodwill intangible and other assets. Excluding the impairment charge, the loss of income from NIKE Bauer Hockey and the Starter brand business along with the dilutive impact of Umbro, earnings before interest and taxes for Other Businesses would have decreased by 28%, driven by declines in operating results at NIKE Golf and Cole Haan.

For additional information about our impairment charges, see Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the Notes to the Consolidated Financial Statements.

Corporate

	Fiscal 2010	Fiscal 2009	FY10 vs. FY09 % Change	Fiscal 2008	FY09 vs. FY08 % Change
	(dollars in millions)
Revenues	$(24)	$—	—	$—	—
Loss Before Interest and Taxes	$(894)	$(955)	-6%	$(854)	12%

Fiscal 2010 Corporate revenues primarily consist of foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments through our centrally managed foreign exchange risk management program and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to these entities, which are used to record any non-functional currency revenues into the entity’s functional currency.

Corporate’s loss before interest and taxes consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to the Company’s corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including certain hedge gains and losses, corporate eliminations and other items. In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results include all other foreign currency hedge results generated through our centrally managed foreign exchange risk management program, other conversion gains and losses arising from remeasurement of monetary assets and liabilities in non- functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE Brand geographic operating segments, which are used to record any non-functional currency product purchases into the entity’s functional currency. Prior to fiscal 2010, all foreign currency results, including hedge results and other conversion gains and losses, generated by the Western Europe and Central and Eastern Europe geographies were recorded in their respective geographic results.

Fiscal 2010 Compared to Fiscal 2009

In fiscal 2009, results for Corporate included a pre-tax restructuring charge of $195 million. Excluding this restructuring charge, loss before interest and taxes for Corporate would have increased by 18%, primarily driven by an increase in performance-based compensation.

Fiscal 2009 Compared to Fiscal 2008

The increase in Corporate’s loss before interest and taxes in fiscal 2009 was primarily attributable to pre-tax restructuring charges of $195 million, consisting primarily of cash charges related to severance costs.

In fiscal 2009, foreign currency conversion gains (losses) reported in Corporate expense totaled $46 million compared to ($76) million in fiscal 2008, which was primarily driven by a net gain from currency hedges in fiscal 2009 versus a net hedge loss in fiscal 2008.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the U.S. we are exposed to risk arising from changes in currency exchange rates in the normal course of business. Foreign currency fluctuations affect the recording of transactions, such as sales, purchases and intercompany transactions denominated in non-functional currencies and the translation of foreign currency denominated results of operations, financial position and cash flows into U.S. dollars for consolidated reporting. Our primary foreign currency exposures are related to U.S. dollar transactions at wholly-owned foreign subsidiaries, as well as transactions and translation of results denominated in Euros, British Pounds, Chinese Renminbi and Japanese Yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements, dependent upon hedge horizons. We manage global foreign exchange risk centrally, on a portfolio basis, to manage those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and by hedging remaining material exposures, where practical, using derivative instruments such as forward contracts and options. The Company’s hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative financial instruments for speculative trading purposes.

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, which subjects us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases — Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues — A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs — Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-functional Currency Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement which may create fluctuations in other (income) expense, net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of May 31, 2010, we use currency forward contracts and options with maturities up to 18 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at May 31, 2010 and 2009 was $206 million and $248 million in assets and $25 million and $12 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion was a gain of $5 million for the year ended May 31, 2010. The ineffective portion was immediately recognized in earnings as a component of other (income) expense, net. Ineffectiveness was not material for the years ended May 31, 2010, 2009 and 2008.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to remeasurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the remeasurement of the related non-functional currency asset or liability. The fair value of these instruments at May 31, 2010 and 2009 was $104 million and $13 million in assets and $140 million and $34 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in other (income) expense, net and aims to offset foreign currency remeasurement gains and losses of the exposures being hedged.

Refer to Note 18 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $147 million and $33 million, respectively, for the year ended May 31, 2010 and approximately ($199) million and $4 million, respectively, for the year ended May 31, 2009.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at May 31, 2010 and 2009 was $78 million and $104 million in assets, respectively. There were no instruments in a liability position at May 31, 2010 or 2009. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income) expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income) expense, net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income) expense, net had a favorable impact of approximately $34 million and $124 million on our income before income taxes for fiscal 2010 and 2009, respectively.

Refer to Note 18 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. During fiscal 2008, we began to hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income) expense, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at May 31, 2010 and 2009 were $32 million in assets and $23 million in liabilities, respectively. Cash flows from net investment hedge settlements totaled $5 million and $191 million in the years ended May 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $3.2 billion for fiscal 2010 compared to $1.7 billion for fiscal 2009. Our primary source of operating cash flow for fiscal 2010 was net income of $1.9 billion as well as positive cash flows from working capital. Our working capital provided a net positive cash flow of $0.7 billion for fiscal 2010 as compared to a net cash outflow of $0.4 billion for fiscal 2009. The increase in cash flows from working capital was primarily due to an increase in accounts payable and accrued liabilities, driven by timing of fourth quarter expenses, a decrease in accounts receivable as a result of a shorter collection cycle and slightly lower revenues, and a decrease in inventories, reflective of tighter inventory buys compared to fiscal 2009.

Cash used by investing activities was $1.3 billion during fiscal 2010, compared to $0.8 billion for fiscal 2009. The year-over-year increase was primarily due to net purchases of short-term investments of $0.9 billion (net of sales and maturities) in fiscal 2010 compared to $0.5 billion in net purchases of short-term investments during fiscal 2009. Also contributing to the year-over-year increase in cash used by investing activities in fiscal 2010 was a reduction in proceeds for the settlement of net investment hedges compared to the prior year period. These increases were partially offset by a reduction in cash used for purchases of property, plant and equipment.

Cash used by financing activities was $1.1 billion for fiscal 2010 compared to $0.7 billion used in fiscal 2009. The increase in cash used by financing activities was primarily due to an increase in payments of notes payable and long-term debt as well as an increase in share repurchases and dividends paid, partially offset by an increase in proceeds from exercise of stock options.

In fiscal 2010, we purchased 11.3 million shares of NIKE’s Class B common stock for $754 million. During fiscal 2010, we concluded our previous four-year, $3 billion share repurchase program that was approved by the Board of Directors in June 2006. During this program, we repurchased a total of 53.9 million shares. Having completed the program, during the third quarter of fiscal 2010, we began repurchases under the four-year $5 billion program approved by our Board of Directors in September 2008. Of the total 11 million shares repurchased during fiscal 2010, 6.6 million shares were repurchased under this program for $454 million. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we provide routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. Currently, we have several such agreements in place. However, based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2010, and significant endorsement contracts entered into through the date of this report are as follows:

	Cash Payments Due During the Year Ending May 31,
Description of Commitment	2011	2012	2013	2014	2015	Thereafter	Total
	(In millions)
Operating Leases	$334	$264	$220	$177	$148	$466	$1,609
Long-term Debt	7	178	47	57	7	142	438
Endorsement Contracts(1)	675	638	568	508	411	990	3,790
Product Purchase Obligations(2)	2,676	—	—	—	—	—	2,676
Other(3)	267	108	114	8	3	1	501

Total	$3,959	$1,188	$949	$750	$569	$1,599	$9,014

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

(2)

We generally order product at least 4 to 5 months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the consolidated balance sheet as of May 31, 2010.

(3)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of May 31, 2010.

The total liability for uncertain tax positions was $282 million, excluding related interest and penalties, at May 31, 2010. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

We also have the following outstanding short-term debt obligations as of May 31, 2010. Please refer to the accompanying Notes to the Consolidated Financial Statements (Note 7 — Short-Term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2010
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$139
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$88

As of May 31, 2010, letters of credit of $101 million were outstanding, generally for the purchase of inventory.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of May 31, 2010, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2011 depending on general corporate needs.

As of May 31, 2010, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2010, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of May 31, 2010, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2011 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for us beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for us beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position or results of operations. See Note 6 — Fair Value Measurements in the accompanying Notes to the Consolidated Financial Statements for disclosures required under this guidance.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements since the third quarter of fiscal 2010.

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

In April 2009, the FASB updated guidance related to fair value measurements to clarify the guidance related to measuring fair value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations. See Note 6 — Fair Value Measurements in the accompanying Notes to the Consolidated Financial Statements for disclosures required under the updated guidance.

In June 2008, the FASB issued new accounting guidance applicable when determining whether instruments granted in share-based payment transactions are participating securities. This guidance clarifies that share-based payment awards that entitle their holders to receive non-forfeitable dividends before vesting should be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This guidance became effective for us beginning June 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or earnings per share.

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

As part of our revenue recognition policy, we record estimated sales returns, discounts and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. We base our estimates on historical rates of product returns, discounts and claims, and specific identification of outstanding claims and outstanding returns not yet received from customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.

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

Some of the contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in cost of sales as the related sales occur. In certain contracts, we offer minimum guaranteed royalty payments. For contractual obligations for which we estimate we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in selling and administrative expense uniformly over the remaining guarantee period.

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

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of the reporting unit’s business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded firms in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

We believe the weighted use of discounted cash flows and the market valuation approach is the best method for determining the fair value of our reporting units because these are the most common valuation methodologies used within our industry, and the blended use of both models compensates for the inherent risks associated with either model if used on a stand-alone basis.

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

Hedge Accounting for Derivatives

We use forward and option contracts to hedge certain anticipated foreign currency exchange transactions as well as certain resulting receivable or payable balances. When specific criteria for hedge accounting have been met, changes in fair values of hedge contracts relating to anticipated transactions are recorded in other comprehensive income rather than net income until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward and option contracts amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or when it is not probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the ineffective portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other (income) expense, net during the quarter in which such changes occur. Once an anticipated transaction estimate or actual transaction amount decreases below hedged levels, we make adjustments to the related hedge contract in order to reduce the amount of the hedge contract to that of the revised anticipated transaction.

We use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. When appropriately designated as a hedge, the change in fair value of the forward contracts hedging our net investments is reported in the cumulative translation adjustment component of accumulated other comprehensive income within stockholders’ equity to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, any resulting ineffectiveness would be reported directly to earnings in the period incurred.

Stock-based Compensation

We account for stock-based compensation by estimating the fair value of stock-based compensation on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of highly subjective assumptions including volatility. Expected volatility is estimated based on implied volatility in market traded options on our common stock with a term greater than one year, along with other factors. Our decision to use implied volatility was based on the availability of actively traded options on our common stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. If factors change and we use different assumptions for estimating stock-based compensation expense in future periods, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Taxes

We record valuation allowances against our deferred tax assets, when necessary. Realization of deferred tax assets (such as net operating loss carry-forwards) is dependent on future taxable earnings and is therefore uncertain. At least quarterly, we assess the likelihood that our deferred tax asset balance will be recovered from future taxable income. To the extent we believe that recovery is not likely, we establish a valuation allowance against our deferred tax asset, which increases our income tax expense in the period when such determination is made.

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

We are exposed to foreign currency fluctuation as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to minimize both the positive or negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements dependent upon hedge horizons. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party and intercompany transactions. We also use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries.

When we begin hedging exposures, the type and duration of each hedge depends on the nature of the exposure and market conditions. Generally, all anticipated and firmly committed transactions that are hedged are to be recognized within 12 to 18 months. The majority of the contracts expiring in more than 12 months relate to the anticipated purchase of inventory. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in Euros, Japanese Yen and British Pounds. See Section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.

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

We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year period. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjusted the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only and does not include the impact of such rate fluctuations on non-functional currency transactions (such as anticipated transactions, firm commitments, cash balances, and accounts and loans receivable and payable), including those which are hedged by these instruments.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $17 million and $68 million at May 31, 2010 and 2009, respectively. The VaR decreased year-over-year as a result of reduced total notional value of our foreign currency derivative portfolio combined with decreased foreign currency volatilities at May 31, 2010. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $52 million and $207 million during fiscal 2010 and fiscal 2009, respectively.

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

Details of third party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates as of May 31, 2010.

	Expected Maturity Date
	Year Ending May 31,
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Japanese Yen Functional Currency
Japanese Yen debt — Fixed rate
Principal payments	$7	$178	$7	$7	$7	$42	$248	$247
Average interest rate	2.4%	3.4%	2.4%	2.4%	2.4%	2.4%	3.1%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$7	$178	$7	$7	$7	$42	$248	$247
Average interest rate	2.4%	3.4%	2.4%	2.4%	2.4%	2.4%	3.1%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate swapped to Floating rate
Principal payments	$—	$—	$40	$—	$—	$100	$140	$152
Average interest rate	0.0%	0.0%	1.0%	0.0%	0.0%	0.4%	0.6%
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$50	$—	$—	$50	$54
Average interest rate	0.0%	0.0%	0.0%	4.7%	0.0%	0.0%	4.7%

The fixed interest rate Japanese Yen denominated debt instruments were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly translation of these instruments, which varies due to changes in foreign exchange rates, is recognized in accumulated other comprehensive income upon the consolidation of this subsidiary.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2010, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 20, 2010

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2010	2009	2008
	(In millions, except per share data)
Revenues	$19,014.0	$19,176.1	$18,627.0
Cost of sales	10,213.6	10,571.7	10,239.6

Gross margin	8,800.4	8,604.4	8,387.4
Selling and administrative expense	6,326.4	6,149.6	5,953.7
Restructuring charges (Note 16)	—	195.0	—
Goodwill impairment (Note 4)	—	199.3	—
Intangible and other asset impairment (Note 4)	—	202.0	—
Interest expense (income), net (Notes 6, 7 and 8)	6.3	(9.5)	(77.1)
Other (income) expense, net (Notes 17 and 18)	(49.2)	(88.5)	7.9

Income before income taxes	2,516.9	1,956.5	2,502.9
Income taxes (Note 9)	610.2	469.8	619.5

Net income	$1,906.7	$1,486.7	$1,883.4

Basic earnings per common share (Notes 1 and 12)	$3.93	$3.07	$3.80

Diluted earnings per common share (Notes 1 and 12)	$3.86	$3.03	$3.74

Dividends declared per common share	$1.06	$0.98	$0.875

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2010	2009
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$3,079.1	$2,291.1
Short-term investments (Note 6)	2,066.8	1,164.0
Accounts receivable, net (Note 1)	2,649.8	2,883.9
Inventories (Notes 1 and 2)	2,040.8	2,357.0
Deferred income taxes (Note 9)	248.8	272.4
Prepaid expenses and other current assets	873.9	765.6

Total current assets	10,959.2	9,734.0

Property, plant and equipment, net (Note 3)	1,931.9	1,957.7
Identifiable intangible assets, net (Note 4)	467.0	467.4
Goodwill (Note 4)	187.6	193.5
Deferred income taxes and other assets (Notes 9 and 18)	873.6	897.0

Total assets	$14,419.3	$13,249.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$7.4	$32.0
Notes payable (Note 7)	138.6	342.9
Accounts payable (Note 7)	1,254.5	1,031.9
Accrued liabilities (Notes 5 and 18)	1,904.4	1,783.9
Income taxes payable (Note 9)	59.3	86.3

Total current liabilities	3,364.2	3,277.0

Long-term debt (Note 8)	445.8	437.2
Deferred income taxes and other liabilities (Notes 9 and 18)	855.3	842.0
Commitments and contingencies (Note 15)	—	—
Redeemable Preferred Stock (Note 10)	0.3	0.3
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 90.0 and 95.3 shares outstanding	0.1	0.1
Class B — 394.0 and 390.2 shares outstanding	2.7	2.7
Capital in excess of stated value	3,440.6	2,871.4
Accumulated other comprehensive income (Note 14)	214.8	367.5
Retained earnings	6,095.5	5,451.4

Total shareholders’ equity	9,753.7	8,693.1

Total liabilities and shareholders’ equity	$14,419.3	$13,249.6

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Cash provided by operations:
Net income	$1,906.7	$1,486.7	$1,883.4
Income charges (credits) not affecting cash:
Depreciation	323.7	335.0	303.6
Deferred income taxes	8.3	(294.1)	(300.6)
Stock-based compensation (Note 11)	159.0	170.6	141.0
Impairment of goodwill, intangibles and other assets (Note 4)	—	401.3	—
Gain on divestitures (Note 17)	—	—	(60.6)
Amortization and other	71.8	48.3	17.9
Changes in certain working capital components and other assets and liabilities excluding the impact of acquisition and divestitures:
Decrease (increase) in accounts receivable	181.7	(238.0)	(118.3)
Decrease (increase) in inventories	284.6	32.2	(249.8)
(Increase) decrease in prepaid expenses and other current assets	(69.6)	14.1	(11.2)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	298.0	(220.0)	330.9

Cash provided by operations	3,164.2	1,736.1	1,936.3

Cash used by investing activities:
Purchases of short-term investments	(3,724.4)	(2,908.7)	(1,865.6)
Maturities and sales of short-term investments	2,787.6	2,390.0	2,246.0
Additions to property, plant and equipment	(335.1)	(455.7)	(449.2)
Disposals of property, plant and equipment	10.1	32.0	1.9
Increase in other assets, net of other liabilities	(11.2)	(47.0)	(21.8)
Settlement of net investment hedges	5.5	191.3	(76.0)
Acquisition of subsidiary, net of cash acquired (Note 4)	—	—	(571.1)
Proceeds from divestitures (Note 17)	—	—	246.0

Cash used by investing activities	(1,267.5)	(798.1)	(489.8)

Cash used by financing activities:
Reductions in long-term debt, including current portion	(32.2)	(6.8)	(35.2)
(Decrease) increase in notes payable	(205.4)	177.1	63.7
Proceeds from exercise of stock options and other stock issuances	364.5	186.6	343.3
Excess tax benefits from share-based payment arrangements	58.5	25.1	63.0
Repurchase of common stock	(741.2)	(649.2)	(1,248.0)
Dividends — common and preferred	(505.4)	(466.7)	(412.9)

Cash used by financing activities	(1,061.2)	(733.9)	(1,226.1)

Effect of exchange rate changes	(47.5)	(46.9)	56.8

Net increase in cash and equivalents	788.0	157.2	277.2
Cash and equivalents, beginning of year	2,291.1	2,133.9	1,856.7

Cash and equivalents, end of year	$3,079.1	$2,291.1	$2,133.9

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$48.4	$46.7	$44.1
Income taxes	537.2	765.2	717.5
Dividends declared and not paid	130.7	121.4	112.9

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2007	117.6	$0.1	384.1	$2.7	$1,960.0	$177.4	$4,885.2	$7,025.4
Stock options exercised			9.1		372.2			372.2
Conversion to Class B Common Stock	(20.8)		20.8					—
Repurchase of Class B Common Stock			(20.6)		(12.3)		(1,235.7)	(1,248.0)
Dividends on Common stock ($0.875 per share)							(432.8)	(432.8)
Issuance of shares to employees			1.0		39.2			39.2
Stock-based compensation (Note 11):					141.0			141.0
Forfeiture of shares from employees			(0.1)		(2.3)		(1.1)	(3.4)
Comprehensive income (Note 14):
Net income							1,883.4	1,883.4
Other comprehensive income:
Foreign currency translation and other (net of tax expense of $101.6)						211.9		211.9
Realized foreign currency translation gain due to divestiture (Note 17)						(46.3)		(46.3)
Net loss on cash flow hedges (net of tax benefit of $67.7)						(175.8)		(175.8)
Net loss on net investment hedges (net of tax benefit of $25.1)						(43.5)		(43.5)
Reclassification to net income of previously deferred losses related to hedge derivatives (net of tax benefit of $49.6)						127.7		127.7

Total Comprehensive income						74.0	1,883.4	1,957.4
Adoption of FIN 48 (Note 1 and 9)							(15.6)	(15.6)
Adoption of EITF 06-2 Sabbaticals (net of tax benefit of $6.2)							(10.1)	(10.1)

Balance at May 31, 2008	96.8	$0.1	394.3	$2.7	$2,497.8	$251.4	$5,073.3	$7,825.3

Stock options exercised			4.0		167.2			167.2
Conversion to Class B Common Stock	(1.5)		1.5					—
Repurchase of Class B Common Stock			(10.6)		(6.3)		(632.7)	(639.0)
Dividends on Common stock ($0.98 per share)							(475.2)	(475.2)
Issuance of shares to employees			1.1		45.4			45.4
Stock-based compensation (Note 11):					170.6			170.6
Forfeiture of shares from employees			(0.1)		(3.3)		(0.7)	(4.0)
Comprehensive income (Note 14):
Net income							1,486.7	1,486.7
Other comprehensive income:
Foreign currency translation and other (net of tax benefit of $177.5)						(335.3)		(335.3)
Net gain on cash flow hedges (net of tax expense of $167.5)						453.6		453.6
Net gain on net investment hedges (net of tax expense of $55.4)						106.0		106.0
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $39.6)						(108.2)		(108.2)

Total Comprehensive income						116.1	1,486.7	1,602.8

Balance at May 31, 2009	95.3	$0.1	390.2	$2.7	$2,871.4	$367.5	$5,451.4	$8,693.1

Stock options exercised			8.6		379.6			379.6
Conversion to Class B Common Stock	(5.3)		5.3					—
Repurchase of Class B Common Stock			(11.3)		(6.8)		(747.5)	(754.3)
Dividends on Common stock ($1.06 per share)							(514.8)	(514.8)
Issuance of shares to employees			1.3		40.0			40.0
Stock-based compensation (Note 11):					159.0			159.0
Forfeiture of shares from employees			(0.1)		(2.6)		(0.3)	(2.9)
Comprehensive income (Note 14):
Net income							1,906.7	1,906.7
Other comprehensive income:
Foreign currency translation and other (net of tax benefit of $71.8)						(159.2)		(159.2)
Net gain on cash flow hedges (net of tax expense of $27.8)						87.1		87.1
Net gain on net investment hedges (net of tax expense of $21.2)						44.8		44.8
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $41.7)						(121.6)		(121.6)
Reclassification of ineffective hedge gains to net income (net of tax expense of $1.4)						(3.8)		(3.8)

Total Comprehensive income						(152.7)	1,906.7	1,754.0

Balance at May 31, 2010	90.0	$0.1	394.0	$2.7	$3,440.6	$214.8	$6,095.5	$9,753.7

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

Recognition of Revenues

Wholesale revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale. As of May 31, 2010 and 2009, the Company’s reserve balances for sales discounts, returns and miscellaneous claims were $370.6 million and $363.6 million, respectively.

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

Total advertising and promotion expenses were $2,356.4 million, $2,351.3 million, and $2,308.3 million for the years ended May 31, 2010, 2009 and 2008, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other assets totaled $260.7 million and $280.0 million at May 31, 2010 and 2009, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and equivalents approximate fair value.

Short-term Investments

Short-term investments consist of highly liquid investments, primarily commercial paper, U.S. treasury, U.S. agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2010 and 2009, the Company did not hold any short-term investments that were classified as held-to-maturity.

At May 31, 2010 and 2009, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months as current assets within short-term investments on the consolidated balance sheet.

See Note 6 — Fair Value Measurements for more information on the Company’s short term investments.

Allowance for Uncollectible Accounts Receivable

Accounts receivable consists primarily of amounts receivable from customers. We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $116.7 million and $110.8 million at May 31, 2010 and 2009, respectively, of which $43.1 million and $36.9 million was classified as long-term and recorded in other assets.

Inventory Valuation

Inventories are stated at lower of cost or market and valued on a first-in, first-out (“FIFO”) or moving average cost basis.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company generally bases its measurement of fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company’s significant estimates in the discounted cash flows model include: its weighted average cost of capital; long-term rate of growth and profitability of the reporting unit’s business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation and Foreign Currency Transactions

Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in shareholders’ equity.

The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in other (income) expense, net, within our consolidated statement of income.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the balance sheet and changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity), debt or net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is within the cash provided by operations component of the consolidated statement of cash flows. For designated net investment hedges, this is generally within the cash used by investing activities component of the cash flow statement. As our fair value hedges are receive-fixed, pay-variable interest rate swaps, the cash flows associated with these derivative instruments are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to fiscal year 2010 presentation, including a reclassification to investing activities for the settlement of net investment hedges in the consolidated statement of cash flows for the year ended May 31, 2008. These reclassifications had no impact on previously reported results of operations or shareholders’ equity and do not affect previously reported cash flows from operations, financing activities or net change in cash and equivalents.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations. See Note 6 — Fair Value Measurements for disclosure required under this guidance.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements since the third quarter of fiscal 2010.

In June 2009, the FASB established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. GAAP for all non-governmental entities. The Codification, which launched July 1, 2009, changes the referencing and organization of accounting guidance. The Codification became effective for the Company beginning September 1, 2009. The issuance of the FASB Codification did not change GAAP and therefore the adoption has only affected how specific references to GAAP literature are disclosed in the notes to the Company’s consolidated financial statements.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB updated guidance related to fair value measurements to clarify the guidance related to measuring fair value in inactive markets, to modify the recognition and measurement of other-than-temporary impairments of debt securities, and to require public companies to disclose the fair values of financial instruments in interim periods. This updated guidance became effective for the Company beginning June 1, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations. See Note 6 — Fair Value Measurements for disclosure required under the updated guidance.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance is effective for the Company beginning June 1, 2010. The Company is currently evaluating the impact of the provisions of this new standard.

Note 2 — Inventories

Inventory balances of $2,040.8 million and $2,357.0 million at May 31, 2010 and 2009, respectively, were substantially all finished goods.

Note 3 — Property, Plant and Equipment

Property, plant and equipment included the following:

	As of May 31,
	2010	2009
	(In millions)
Land	$222.8	$221.6
Buildings	951.9	974.0
Machinery and equipment	2,217.5	2,094.3
Leasehold improvements	820.6	802.0
Construction in process	177.0	163.8

	4,389.8	4,255.7
Less accumulated depreciation	2,457.9	2,298.0

	$1,931.9	$1,957.7

Capitalized interest was not material for the years ended May 31, 2010, 2009 and 2008.

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

The acquisition of Umbro was accounted for as a purchase business combination. The purchase price was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition, with the remaining purchase price recorded as goodwill.

Based on our preliminary purchase price allocation at May 31, 2008, identifiable intangible assets and goodwill relating to the purchase approximated $419.5 million and $319.2 million, respectively. Goodwill recognized in this transaction is deductible for tax purposes. Identifiable intangible assets include $378.4 million for trademarks that have an indefinite life, and $41.1 million for other intangible assets consisting of Umbro’s

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sourcing network, established customer relationships, and the United Soccer League Franchise. These intangible assets are amortized on a straight-line basis over estimated lives of 12 to 20 years.

During fiscal 2009, the Company finalized the purchase-price accounting for Umbro and made revisions to preliminary estimates, including valuations of tangible and intangible assets and certain contingencies, as further evaluations were completed and information was received from third parties subsequent to the acquisition date. These revisions to preliminary estimates resulted in a $12.4 million decrease in the value of identified intangible assets, primarily Umbro’s sourcing network, and an $11.2 million increase in non-current liabilities, primarily related to liabilities assumed for certain contingencies and adjustments made to deferred taxes related to the fair value of assets acquired. These changes in assets acquired and liabilities assumed affected the amount of goodwill recorded.

The following table summarizes the allocation of the purchase price, including transaction costs of the acquisition, to the assets acquired and liabilities assumed at the date of acquisition based on their estimated fair values, including final purchase accounting adjustments (in millions):

	May 31, 2008 Preliminary	Adjustments	May 31, 2009 Final
Current assets	$87.2	$—	$87.2
Non-current assets	90.2	—	90.2
Identified intangible assets	419.5	(12.4)	407.1
Goodwill	319.2	23.6	342.8
Current liabilities	(60.3)	—	(60.3)
Non-current liabilities	(279.4)	(11.2)	(290.6)

Net assets acquired	$576.4	$—	$576.4

The pro forma effect of the acquisition on the combined results of operations for fiscal 2008 was not material.

Umbro Impairment in Fiscal 2009

The Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or intangible assets with an indefinite life below its carrying value. As a result of a significant decline in global consumer demand and continued weakness in the macroeconomic environment, as well as decisions by Company management to adjust planned investment in the Umbro brand, the Company concluded sufficient indicators of impairment existed to require the performance of an interim assessment of Umbro’s goodwill and indefinite lived intangible assets as of February 1, 2009. Accordingly, the Company performed the first step of the goodwill impairment assessment for Umbro by comparing the estimated fair value of Umbro to its carrying amount, and determined there was a potential impairment of goodwill as the carrying amount exceeded the estimated fair value. Therefore, the Company performed the second step of the assessment which compared the implied fair value of Umbro’s goodwill to the book value of goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of Umbro to all of its assets and liabilities, including both recognized and unrecognized intangibles, in the same manner as goodwill was determined in the original business combination.

The Company measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. The Company believes the blended use of both models compensates for the inherent risk associated with either

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. The assessments of the Company resulted in the recognition of impairment charges of $199.3 million and $181.3 million related to Umbro’s goodwill and trademark, respectively, for the year ended May 31, 2009. A tax benefit of $54.5 million was recognized as a result of the trademark impairment charge. In addition to the above impairment analysis, the Company determined an equity investment held by Umbro was impaired, and recognized a charge of $20.7 million related to the impairment of this investment. These charges are included in the Company’s “Other” category for segment reporting purposes.

The discounted cash flow analysis calculated the fair value of Umbro using management’s business plans and projections as the basis for expected cash flows for the next 12 years and a 3% residual growth rate thereafter. The Company used a weighted average discount rate of 14% in its analysis, which was derived primarily from published sources as well as our adjustment for increased market risk given current market conditions. Other significant estimates used in the discounted cash flow analysis include the rates of projected growth and profitability of Umbro’s business and working capital effects. The market valuation approach indicates the fair value of Umbro based on a comparison of Umbro to publicly traded companies in similar lines of business. Significant estimates in the market valuation approach include identifying similar companies with comparable business factors such as size, growth, profitability, mix of revenue generated from licensed and direct distribution, and risk of return on investment.

Holding all other assumptions constant at the test date, a 100 basis point increase in the discount rate would reduce the adjusted carrying value of Umbro’s net assets by an additional 12%.

Identified Intangible Assets and Goodwill

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes. The following table summarizes the Company’s goodwill balance as of May 31, 2010 and 2009 (in millions):

	Goodwill	Accumulated Impairment	Goodwill, net
May 31, 2008	$448.8	$—	$448.8
Purchase price adjustments	23.6	—	23.6
Impairment charge	—	(199.3)	(199.3)
Other(1)	(79.6)	—	(79.6)

May 31, 2009	392.8	(199.3)	193.5
Other(1)	(5.9)	—	(5.9)

May 31, 2010	$386.9	$(199.3)	$187.6

(1)	Other consists of foreign currency translation adjustments on Umbro goodwill.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s identifiable intangible asset balances as of May 31, 2010 and 2009.

	May 31, 2010			May 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$68.5	$(20.8)	$47.7	$56.6	$(17.2)	$39.4
Trademarks	40.2	(17.8)	22.4	37.5	(10.9)	26.6
Other	32.7	(18.8)	13.9	40.0	(19.6)	20.4

Total	$141.4	$(57.4)	$84.0	$134.1	$(47.7)	$86.4

Unamortized intangible assets — Trademarks			$383.0			$381.0

Identifiable intangible assets, net			$467.0			$467.4

The effect of foreign exchange fluctuations for the year ended May 31, 2010 increased unamortized intangible assets by approximately $2 million.

Amortization expense, which is included in selling and administrative expense, was $13.5 million, $11.9 million and $9.2 million for the years ended May 31, 2010, 2009 and 2008, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2011 through May 31, 2015 are as follows: 2011: $13.4 million; 2012: $12.7 million; 2013: $10.8 million; 2014: $8.7 million; 2015: $5.1 million.

Note 5 — Accrued Liabilities

Accrued liabilities included the following:

	May 31,
	2010	2009
	(In millions)
Compensation and benefits, excluding taxes	$598.8	$491.9
Endorser compensation	266.9	237.1
Fair value of derivatives	163.6	68.9
Taxes other than income taxes	157.9	161.9
Dividends payable	130.7	121.4
Advertising and marketing	124.9	97.6
Import and logistics costs	80.0	59.4
Restructuring charges(1)	8.2	149.6
Other(2)	373.4	396.1

	$1,904.4	$1,783.9

(1)

Accrued restructuring charges primarily consist of severance costs relating to the Company’s restructuring activities that took place during the year ended May 31, 2009. See Note 16 — Restructuring Charges for more information.

(2)	Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at May 31, 2010 and 2009.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Fair Value Measurements

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	May 31, 2010
	Fair Value Measurements Using			Assets / Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$420.2	$—	$420.2	Other current assets and other long-term assets

Interest rate swap contracts	—	14.6		14.6	Other current assets and other long-term assets

Total derivatives	—	434.8	—	434.8

Available-for-sale securities:
U.S. Treasury securities	1,231.7	—	—	1,231.7	Cash and equivalents
Commercial paper and bonds	—	461.9	—	461.9	Cash and equivalents
Money market funds	—	684.5	—	684.5	Cash and equivalents
U.S. Treasury securities	1,084.0	—	—	1,084.0	Short-term investments
U.S. Agency securities	—	298.5	—	298.5	Short-term investments
Commercial paper and bonds	—	684.3	—	684.3	Short-term investments

Total available-for-sale securities	2,315.7	2,129.2	—	4,444.9

Total Assets	$2,315.7	$2,564.0	$—	$4,879.7

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$165.1	$—	$165.1	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$165.1	$—	$165.1

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2009
	Fair Value Measurements Using			Assets / Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$364.9	$—	$364.9	Other current assets and other long-term assets

Interest rate swap contracts	—	13.8	—	13.8	Other current assets and other long-term assets

Total derivatives	—	378.7	—	378.7

Available-for-sale securities:
U.S. Treasury securities	240.0	—	—	240.0	Cash and equivalents
Commercial paper and bonds	—	235.3	—	235.3	Cash and equivalents
Money market funds	—	1,079.5	—	1,079.5	Cash and equivalents
U.S. Treasury securities	467.9	—	—	467.9	Short-term investments
U.S. Agency securities	—	304.9	—	304.9	Short-term investments
Commercial paper and bonds	—	391.2	—	391.2	Short-term investments

Total available-for-sale securities	707.9	2,010.9	—	2,718.8

Total Assets	$707.9	$2,389.6	$—	$3,097.5

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$68.9	$—	$68.9	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$68.9	$—	$68.9

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the years ended May 31, 2010 and 2009.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, commercial paper, bonds and money market funds. These securities are valued using market prices on both active markets (level 1) and less active markets (level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.

As of May 31, 2010 and 2009, the Company had no material Level 3 measurements and no assets or liabilities measured at fair value on a non-recurring basis.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments

As of May 31, 2010 and 2009, short-term investments consisted of available-for-sale securities. As of May 31, 2010, the Company held $1,900.4 million of available-for-sale securities with maturity dates within one year and $166.4 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2009, the Company held $1,005.0 million of available-for-sale securities with maturity dates within one year and $159.0 million with maturity dates over one year and less than five years within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	As of May 31,
	2010	2009
	(In millions)
Available-for-sale investments:
U.S. treasury and agencies	$1,382.5	$772.8
Commercial paper and bonds	684.3	391.2

Total available-for-sale investments	$2,066.8	$1,164.0

Included in interest expense (income), net for the years ended May 31, 2010, 2009 and 2008 was interest income of $30.1 million, $49.7 million, and $115.8 million, respectively, related to cash and equivalents and short-term investments.

For fair value information regarding notes payable and long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt.

Note 7 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2010 and 2009, are summarized below:

	May 31,
	2010			2009
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)
Notes payable:
Commercial paper	$—	—		$100.0	0.40%
U.S. operations	18.0	—	(1)	31.2	1.81	%(1)
Non-U.S. operations	120.6	6.35	%(1)	211.7	4.15	%(1)

	$138.6			$342.9

Sojitz America	$88.2	1.07%		$78.5	1.57%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

The carrying amounts reflected in the consolidated balance sheet for notes payable approximate fair value.

The Company purchases through Sojitz America certain athletic footwear, apparel and equipment it acquires from non-U.S. suppliers. These purchases are for the Company’s operations outside of the United States, Europe and Japan. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2010, the Company had no amounts outstanding under its commercial paper program. As of May 31, 2009, the Company had $100.0 million outstanding at a weighted average interest rate of 0.40%.

In December 2006, the Company entered into a $1 billion revolving credit facility with a group of banks. The facility matures in December 2012. Based on the Company’s current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.15%. The facility fee is 0.05% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2010. No amounts were outstanding under this facility as of May 31, 2010 and 2009.

Note 8 — Long-Term Debt

Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, is comprised of the following:

	May 31,
	2010	2009
	(In millions)
5.375% Corporate bond, payable July 8, 2009	$—	$25.1
5.66% Corporate bond, payable July 23, 2012	27.0	27.4
5.4% Corporate bond, payable August 7, 2012	16.1	16.2
4.7% Corporate bond, payable October 1, 2013	50.0	50.0
5.15% Corporate bond, payable October 15, 2015	112.4	111.1
4.3% Japanese Yen note, payable June 26, 2011	115.7	108.5
1.52125% Japanese Yen note, payable February 14, 2012	55.1	51.7
2.6% Japanese Yen note, maturing August 20, 2001 through November 20, 2020	53.1	54.7
2.0% Japanese Yen note, maturing August 20, 2001 through November 20, 2020	23.8	24.5

Total	453.2	469.2
Less current maturities	7.4	32.0

	$445.8	$437.2

The scheduled maturity of long-term debt in each of the years ending May 31, 2011 through 2015 are $7.4 million, $178.1 million, $47.4 million, $57.4 million and $7.4 million, at face value, respectively.

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $453 million at May 31, 2010 and $456 million at May 31, 2009.

In fiscal years 2003 and 2004, the Company issued a total of $240 million in medium-term notes of which $190 million, at face value, were outstanding at May 31, 2010. The outstanding notes have coupon rates that range from 4.70% to 5.66% and maturity dates ranging from July 2012 to October 2015. For each of these notes, except the $50 million note maturing in October 2013, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. At May 31, 2010, the interest rates payable on these swap agreements ranged from approximately 0.3% to 1.1%.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 1996, one of the Company’s Japanese subsidiaries, NIKE Logistics YK, borrowed ¥10.5 billion (approximately $115.7 million as of May 31, 2010) in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement of the borrowing.

In July 1999, NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly. As of May 31, 2010, ¥7.0 billion (approximately $76.9 million) in loans remain outstanding.

In February 2007, NIKE Logistics YK entered into a ¥5.0 billion (approximately $55.1 million as of May 31, 2010) term loan that replaced certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

Note 9 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Income before income taxes:
United States	$698.6	$845.7	$713.0
Foreign	1,818.3	1,110.8	1,789.9

	$2,516.9	$1,956.5	$2,502.9

The provision for income taxes is as follows:

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Current:
United States
Federal	$200.2	$410.1	$469.9
State	50.0	46.1	58.4
Foreign	348.5	307.7	391.8

	598.7	763.9	920.1

Deferred:
United States
Federal	17.7	(251.4)	(273.0)
State	(1.1)	(7.9)	(5.0)
Foreign	(5.1)	(34.8)	(22.6)

	11.5	(294.1)	(300.6)

	$610.2	$469.8	$619.5

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3%	1.2%	1.4%
Foreign earnings	-13.6%	-14.9%	-12.9%
Other, net	1.5%	2.7%	1.3%

Effective income tax rate	24.2%	24.0%	24.8%

The effective tax rate for the year ended May 31, 2010 of 24.2% increased from the fiscal 2009 effective rate of 24.0%. The effective tax rate for the year ended May 31, 2009 was favorably impacted by a tax benefit associated with the impairment of goodwill, intangible, and other assets of Umbro (See Note 4 — Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment), and the retroactive reinstatement of the research and development tax credit. The Tax Extenders and Alternative Minimum Tax Relief Act of 2008, which was signed into law during the second quarter of fiscal 2009, reinstated the U.S. federal research and development tax credit retroactive to January 1, 2008. Also reflected in the effective tax rate for the years ended May 31, 2010, 2009 and 2008 is a reduction in our on-going effective tax rate resulting from our operations outside of the United States, as our tax rates on those operations are generally lower than the U.S. statutory rate.

Deferred tax assets and (liabilities) are comprised of the following:

	May 31,
	2010	2009
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$16.7	$17.9
Inventories	47.3	52.8
Sales return reserves	52.0	52.8
Deferred compensation	143.7	127.3
Stock-based compensation	145.0	127.3
Reserves and accrued liabilities	85.8	66.7
Foreign loss carry-forwards	26.2	31.9
Foreign tax credit carry-forwards	148.3	32.7
Hedges	0.4	1.1
Undistributed earnings of foreign subsidiaries	128.4	272.9
Other	37.0	46.2

Total deferred tax assets	830.8	829.6

Valuation allowance	(36.2)	(26.0)

Total deferred tax assets after valuation allowance	794.6	803.6

Deferred tax liabilities:
Property, plant and equipment	(99.3)	(92.2)
Intangibles	(98.6)	(100.7)
Hedges	(71.5)	(86.6)
Other	(8.1)	(4.2)

Total deferred tax liability	(277.5)	(283.7)

Net deferred tax asset	$517.1	$519.9

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	May 31,
	2010	2009	2008
	(In millions)
Unrecognized tax benefits, as of the beginning of the period	$273.9	$251.1	$122.5
Gross increases related to prior period tax positions	86.7	53.2	71.6
Gross decreases related to prior period tax positions	(121.6)	(61.7)	(23.1)
Gross increases related to current period tax positions	52.5	71.5	87.7
Settlements	(3.3)	(29.3)	(13.4)
Lapse of statute of limitations	(9.3)	(4.1)	(0.7)
Changes due to currency translation	3.2	(6.8)	6.5

Unrecognized tax benefits, as of the end of the period	$282.1	$273.9	$251.1

As of May 31, 2010, the total gross unrecognized tax benefits, excluding related interest and penalties, were $282.1 million, $158.4 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2009 was $273.9 million, $110.6 million of which would affect the Company’s effective tax rate if recognized in future periods.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties increased $6.0 million, $2.2 million and $41.2 million during the years ended May 31, 2010, 2009 and 2008, respectively. As of May 31, 2010 and 2009, accrued interest and penalties related to uncertain tax positions was $81.4 million and $75.4 million, respectively (excluding federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently under audit by the Internal Revenue Service for the 2007, 2008, 2009 and 2010 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1999 and fiscal 2003, respectively. It is reasonably possible that the Internal Revenue Service audits for the 2007, 2008 and 2009 tax years will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. An estimate of the range cannot be made at this time; however, we do not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

The Company has indefinitely reinvested approximately $3.6 billion of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the permanently reinvested cumulative undistributed earnings is not practicable.

During the year ended May 31, 2009, a portion of the Company’s foreign operations was granted a tax holiday that will phase out in 2019. The decrease in income tax expense for the year ended May 31, 2010 as a result of this arrangement was approximately $30.1 million ($0.06 per diluted share). The effect on income tax expense for the year ended May 31, 2009 was not material.

Deferred tax assets at May 31, 2010 and 2009 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized. The net change in the valuation allowance was an increase of $10.2 million for the year ended May 31, 2010 and a decrease of $14.7 million and $1.6 million for the years ended May 31, 2009 and 2008, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not anticipate that any foreign tax credit carry-forwards will expire. The Company has available domestic and foreign loss carry-forwards of $89.8 million at May 31, 2010. Such losses will expire as follows:

	Year Ending May 31,
	2011	2012	2013	2014	2015	2016- 2028	Indefinite	Total
	(In millions)
Net Operating Losses	$2.0	$1.9	$3.6	$8.9	$11.1	$25.7	$36.6	$89.8

During the years ended May 31, 2010, 2009, and 2008, income tax benefits attributable to employee stock-based compensation transactions of $56.8 million, $25.4 million, and $68.9 million, respectively, were allocated to shareholders’ equity.

Note 10 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2010, 2009 and 2008. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

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

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 132 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, stock bonuses, and the issuance and sale of restricted stock. The exercise price for non-statutory stock options, stock appreciation rights and the grant price of restricted stock may not be less than 75% of the fair market value of the underlying shares on the date of grant. The exercise price for incentive stock options may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. The committee has granted substantially all stock options at 100% of the market price on the date of grant. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant. In June 2010, the Board of Directors amended the 1990 Plan to require, among other things, that the exercise price for non-statutory stock options and stock appreciation rights may not be less than 100% of the fair market value of the underlying shares on the date of grant.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Stock options(1)	$134.6	$128.8	$127.0
ESPPs	13.7	14.4	7.2
Restricted stock	10.7	7.9	6.8

Subtotal	159.0	151.1	141.0
Stock options and restricted stock expense — restructuring(2)	—	19.5	—

Total stock-based compensation expense	$159.0	$170.6	$141.0

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense reported during the years ended May 31, 2010, 2009 and 2008 was $74.4 million, $58.7 million and $40.7 million, respectively.

(2)

In connection with the restructuring activities that took place during fiscal 2009, the Company recognized stock-based compensation expense relating to the modification of stock option agreements, allowing for an extended post-termination exercise period, and accelerated vesting of restricted stock as part of severance packages. See Note 16 — Restructuring Charges for further details.

As of May 31, 2010, the Company had $86.8 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.2 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2010, 2009 and 2008, as computed using the Black-Scholes pricing model, was $23.43, $17.13 and $13.87, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2010	2009	2008
Dividend yield	1.9%	1.5%	1.4%
Expected volatility	57.6%	32.5%	20.0%
Weighted average expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	2.5%	3.4%	4.8%

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the stock option transactions under the plan discussed above:

	Shares	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2007	39.7	$35.50
Exercised	(9.1)	33.45
Forfeited	(0.9)	44.44
Granted	6.9	58.50

Options outstanding May 31, 2008	36.6	$40.14
Exercised	(4.0)	35.70
Forfeited	(1.3)	51.19
Granted	7.5	58.17

Options outstanding May 31, 2009	38.8	$43.69
Exercised	(8.6)	37.64
Forfeited	(0.6)	51.92
Granted	6.4	52.79

Options outstanding May 31, 2010	36.0	$46.60
Options exercisable at May 31,
2008	16.2	$32.35
2009	21.4	36.91
2010	20.4	41.16

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2010 was 6.2 years and 4.8 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2010 was $926.8 million and $636.0 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2010, 2009 and 2008 was $239.3 million, $108.4 million and $259.4 million, respectively.

In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 0.8 million shares, 1.0 million shares and 0.8 million shares during the years ended May 31, 2010, 2009 and 2008, respectively.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2010, 2009 and 2008 were 499,000, 75,000 and 110,000 with weighted average values per share of $53.16, $56.97 and $59.50, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. During the years ended May 31, 2010, 2009 and 2008, the fair value of restricted shares vested was $8.0 million, $9.9 million and $9.0 million, respectively, determined as of the date of vesting.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.2 million, 13.2 million and 6.6 million shares of common stock were outstanding at May 31, 2010, 2009 and 2008, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Year Ended May 31,
	2010	2009	2008
	(In millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	485.5	484.9	495.6
Assumed conversion of dilutive stock options and awards	8.4	5.8	8.5

Diluted weighted average common shares outstanding	493.9	490.7	504.1

Basic earnings per common share	$3.93	$3.07	$3.80

Diluted earnings per common share	$3.86	$3.03	$3.74

Note 13 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $34.9 million, $27.6 million and $37.3 million were made to the plans and are included in selling and administrative expense for the years ended May 31, 2010, 2009 and 2008, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions with common stock or cash. Company contributions to the savings plans were $34.2 million, $37.6 million and $33.9 million for the years ended May 31, 2010, 2009 and 2008, respectively, and are included in selling and administrative expense.

The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $24.1 million, $17.6 million and $35.9 million of selling and administrative expense related to cash awards under the LTIP during the years ended May 31, 2010, 2009 and 2008, respectively.

The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $113.0 million and $82.8 million at May 31, 2010 and 2009, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	May 31,
	2010	2009
	(In millions)
Cumulative translation adjustment and other	$(94.6)	$64.6
Net deferred gain on net investment hedge derivatives	107.3	62.5
Net deferred gain on cash flow hedge derivatives	202.1	240.4

	$214.8	$367.5

Note 15 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from 1 to 25 years after May 31, 2010. Rent expense was $416.1 million, $397.0 million and $344.2 million for the years ended May 31, 2010, 2009 and 2008, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2011 through 2015 are $334.4 million, $264.0 million, $219.9 million, $177.2 million, $148.0 million, respectively, and $465.8 million in later years.

As of May 31, 2010 and 2009, the Company had letters of credit outstanding totaling $101.1 million and $154.8 million, respectively. These letters of credit were generally issued for the purchase of inventory.

In connection with various contracts and agreements, the Company provides routine indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where the Company is acting as the guarantor. Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnifications is not material to the Company’s financial position or results of operations.

In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations.

Note 16 — Restructuring Charges

During fiscal 2009, the Company took necessary steps to streamline its management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable, long-term cost structure. As a result, the Company reduced its global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million, primarily consisting of severance costs related to the workforce reduction. As nearly all of the restructuring activities were completed in fiscal 2009, the Company does not expect to recognize additional costs in future periods relating to these actions. The restructuring charge is reflected in the corporate expense line in the segment presentation of earnings before interest and taxes in Note 19 — Operating Segments and Related Information.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in the restructuring accrual for the years ended May 31, 2010 and 2009 is as follows (in millions):

Restructuring accrual — June 1, 2008	$—
Severance and related costs	195.0
Cash payments	(29.4)
Non-cash stock option and restricted stock expense	(19.5)
Foreign currency translation and other	3.5

Restructuring accrual — May 31, 2009	149.6
Cash payments	(142.6)
Foreign currency translation and other	1.2

Restructuring accrual — May 31, 2010	$8.2

The accrual balance as of May 31, 2010 will be relieved throughout the first half of fiscal year 2011, as final severance payments are completed. The restructuring accrual is included in Accrued liabilities in the Consolidated Balance Sheet.

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

The gains resulting from these divestitures are reflected in other (income) expense, net and in the corporate expense line in the segment presentation of earnings before interest and taxes in Note 19 — Operating Segments and Related Information.

Note 18 — Risk Management and Derivatives

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for speculative trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediately in other (income) expense, net, on the income statement together with the transaction gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated hedges in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

The majority of derivatives outstanding as of May 31, 2010 are designated as either cash flow, fair value or net investment hedges under the accounting standards for derivatives and hedging. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of May 31, 2010 was $6.2 billion, which was primarily comprised of cash flow hedges denominated in Euros, Japanese Yen and British Pounds.

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of May 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	May 31, 2010	May 31, 2009	Balance Sheet Classification	May 31, 2010	May 31, 2009
	(In millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$315.9	$270.4	Accrued liabilities	$24.7	$34.6
Interest rate swap contracts	Prepaid expenses and other current assets	—	0.1	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other assets	0.4	81.3	Deferred income taxes and other liabilities	0.1	—
Interest rate swap contracts	Deferred income taxes and other assets	14.6	13.7	Deferred income taxes and other liabilities	—	—

Total derivatives formally designated as hedging instruments		330.9	365.5		24.8	34.6

Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$103.9	$12.8	Accrued liabilities	$138.9	$34.3
Foreign exchange forwards and options	Deferred income taxes and other assets	—	0.4	Deferred income taxes and other liabilities	1.4	—

Total derivatives not designated as hedging instruments		103.9	13.2		140.3	34.3

Total derivatives		$434.8	$378.7		$165.1	$68.9

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the amounts affecting the consolidated statements of income for years ended May 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives formally designated	Year Ended May 31, 2010	Year Ended May 31, 2009	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31, 2010	Year Ended May 31, 2009
	(In millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(29.9)	$106.3	Revenue	$51.4	$92.7
Foreign exchange forwards and options	89.0	350.1	Cost of sales	60.0	(13.5)
Foreign exchange forwards and options	4.7	(0.4)	Selling and administrative expense	1.0	0.8
Foreign exchange forwards and options	51.1	165.1	Other (income) expense, net	56.1	67.8

Total designated cash flow hedges	$114.9	$621.1		$168.5	$147.8
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$66.0	$161.4	Other (income) expense, net	$—	$—

(1)

For the year ended May 31, 2010, $5.2 million of income was recorded to other (income) expense, net as a result of cash flow hedge ineffectiveness. For the year ended May 31, 2009, an immaterial amount of ineffectiveness from cash flow hedges was recorded in other (income) expense, net.

	Amount of Gain (Loss) recognized in Income on Derivatives
	Year Ended May 31, 2010	Year Ended May 31, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
	(In millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$7.4	$1.5	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(91.1)	$(83.0)	Other (income) expense, net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 5 — Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 6 —Fair Value Measurements for a description of how the above financial instruments are valued, Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statement of Shareholders’ Equity for additional information on changes in other comprehensive income for the years ended May 31, 2010 and 2009.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. It is the Company’s policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company hedges up to 100% of anticipated exposures typically 12 months in advance, but has hedged as much as 34 months in advance.

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other (income) expense, net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of May 31, 2010, $187.2 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2010, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 18 months.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, or within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the year ended May 31, 2010, $5.2 million of income was recorded to other (income) expense, net as a result of cash flow hedge ineffectiveness. For the years ended 2009 and 2008, the Company recorded in other (income) expense an immaterial amount of ineffectiveness from cash flow hedges.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of May 31, 2010, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2010, 2009 and 2008.

In fiscal 2003, the Company entered into a receive-floating, pay-fixed interest rate swap agreement related to a Japanese Yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. This interest rate swap was not designated as a hedge under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of the swap were recorded to net income each period through maturity as a component of interest expense (income), net. Both the intercompany loan and the related interest rate swap matured during the year ended May 31, 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2010, 2009, and 2008.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of May 31, 2010, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at May 31, 2010 was $18.3 million. The Company was not required to post any collateral as a result of these contingent features.

Note 19 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. In fiscal 2009, the Company initiated a reorganization of the NIKE Brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE Brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas.

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

Effective June 1, 2009, the primary financial measure used by the Company to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the Consolidated Statements of Income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting. Previously, the Company evaluated performance of individual operating segments based on pre-tax income or income before income taxes.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Company’s centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE Brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from the centrally managed foreign exchange risk management program and other conversion gains and losses. For the years ended May 31, 2009 and 2008, foreign currency hedge results along with other conversion gains and losses generated by the Western Europe and Central and Eastern Europe geographies were recorded in their respective results.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2010 presentation.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Revenue
North America	$6,696.0	$6,778.3	$6,660.5
Western Europe	3,892.0	4,139.1	4,320.0
Central and Eastern Europe	1,149.9	1,373.2	1,309.2
Greater China	1,741.8	1,743.3	1,353.6
Japan	882.0	925.9	822.4
Emerging Markets	2,041.6	1,702.0	1,630.3
Global Brand Divisions	105.3	95.3	117.9

Total NIKE Brand	16,508.6	16,757.1	16,213.9
Other Businesses	2,529.5	2,419.0	2,413.1
Corporate	(24.1)	—	—

Total NIKE Consolidated Revenues	$19,014.0	$19,176.1	$18,627.0

Earnings Before Interest and Taxes
North America	$1,538.1	$1,429.3	$1,460.4
Western Europe	855.7	939.1	922.5
Central and Eastern Europe	281.2	415.1	358.4
Greater China	637.1	575.2	430.7
Japan	180.3	205.4	178.9
Emerging Markets	492.6	342.6	306.6
Global Brand Divisions	(866.8)	(811.5)	(736.8)

Total NIKE Brand	3,118.2	3,095.2	2,920.7
Other Businesses(1)	299.4	(192.6)	358.6
Corporate(2)	(894.4)	(955.6)	(853.5)

Total NIKE Consolidated Earnings Before Interest and Taxes	2,523.2	1,947.0	2,425.8
Interest expense (income), net	6.3	(9.5)	(77.1)

Total NIKE Consolidated Earnings Before Taxes	$2,516.9	$1,956.5	$2,502.9

Additions to Long-lived Assets
North America	$45.3	$99.2	$141.9
Western Europe	58.9	69.6	63.5
Central and Eastern Europe	4.3	8.1	5.5
Greater China	80.4	58.5	13.1
Japan	11.6	10.0	21.9
Emerging Markets	10.5	10.9	12.4
Global Brand Divisions	29.9	37.8	22.6

Total NIKE Brand	240.9	294.1	280.9
Other Businesses	52.1	89.6	61.5
Corporate	42.1	72.0	106.8

Total Additions to Long-lived Assets	$335.1	$455.7	$449.2

Depreciation
North America	$64.7	$64.3	$52.4
Western Europe	57.1	51.4	61.1
Central and Eastern Europe	4.6	4.0	3.7
Greater China	11.0	7.2	3.8
Japan	26.2	29.9	20.4
Emerging Markets	11.0	10.2	10.8
Global Brand Divisions	33.8	42.3	34.3

Total NIKE Brand	208.4	209.3	186.5
Other Businesses	45.7	37.5	28.1
Corporate	69.6	88.2	89.0

Total Depreciation	$323.7	$335.0	$303.6

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended May 31,
	2010	2009
	(In millions)
Accounts Receivable, net
North America	$848.0	$897.7
Western Europe	401.8	508.8
Central and Eastern Europe	293.6	368.3
Greater China	128.9	122.3
Japan	166.8	207.2
Emerging Markets	327.2	268.2
Global Brand Divisions	22.8	53.3

Total NIKE Brand	2,189.1	2,425.8
Other Businesses	442.1	439.7
Corporate	18.6	18.4

Total Accounts Receivable, net	$2,649.8	$2,883.9

Inventories
North America	$767.5	$868.8
Western Europe	347.2	341.6
Central and Eastern Europe	124.8	278.1
Greater China	103.5	110.4
Japan	68.3	95.7
Emerging Markets	262.2	258.2
Global Brand Divisions	20.6	32.4

Total NIKE Brand	1,694.1	1,985.2
Other Businesses	346.7	371.8
Corporate	—	—

Total Inventories	$2,040.8	$2,357.0

Property, Plant and Equipment, net
North America	$324.7	$354.3
Western Europe	282.1	326.5
Central and Eastern Europe	12.3	15.0
Greater China	145.5	78.2
Japan	332.6	318.5
Emerging Markets	47.0	47.3
Global Brand Divisions	99.6	103.1

Total NIKE Brand	1,243.8	1,242.9
Other Businesses	167.4	163.7
Corporate	520.7	551.1

Total Property, Plant and Equipment, net	$1,931.9	$1,957.7

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended May 31,
	2010	2009	2008
	(In millions)
Footwear	$10,333.1	$10,306.7	$9,731.6
Apparel	5,036.6	5,244.7	5,234.0
Equipment	1,033.6	1,110.4	1,130.4
Other	2,610.7	2,514.3	2,531.0

	$19,014.0	$19,176.1	$18,627.0

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to what was shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the United States were $7,913.9 million, $8,019.8 million and $7,938.5 million, for the years ended May 31, 2010, 2009 and 2008, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan and Belgium. Long-lived assets attributable to operations in the United States, which are comprised of net property, plant & equipment, were $1,070.1 million, $1,142.6 million and $1,109.9 million at May 31, 2010, 2009 and 2008, respectively. Long-lived assets attributable to operations in Japan were $335.6 million, $322.3 million and $303.8 million at May 31, 2010, 2009 and 2008, respectively. Long-lived assets attributable to operations in Belgium were $163.7 million, $191.0 million and $219.1 million at May 31, 2010, 2009 and 2008, respectively.

Major Customers.    Revenues derived from Foot Locker, Inc. represented 8% of the Company’s consolidated revenues for the year ended May 31, 2010 and 9% for the years ended May 31, 2009 and 2008. Sales to this customer are included in all segments of the Company.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2010.

“Management’s Annual Report on Internal Control Over Financial Reporting” is included in Item 8 on page 54 of this Report.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

No disclosure is required under this Item.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Board Committees” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Director Compensation for Fiscal 2010,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Equity Compensation Plans” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is included under “Transactions with Related Persons” and “Director Independence” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2010 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS:

2.1	Implementation Agreement, dated October 23, 2007, between Umbro Plc, NIKE Vapor Ltd., and NIKE, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 25, 2007).*

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 20, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K filed May 29, 2002).

4.5	Credit Agreement dated as of December 1, 2006 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2006).

4.6	First Amendment to the Credit Agreement, dated August 24, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

4.7	Extension and Second Amendment to the Credit Agreement, dated November 1, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

10.1	Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2	Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan.*

10.3	Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4	Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

10.5	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.6	NIKE, Inc. 1990 Stock Incentive Plan.*

10.7	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2007).*

10.8	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.9	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective January 1, 2009) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.10	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).*

10.11	Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.12	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).*

10.13	Amended and Restated Covenant Not To Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.14	Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated July 24, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.15	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan.*

10.16	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan for awards prior to May 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.17	Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

10.18	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Goldman, Sachs & Co., as Dealer (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.19	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Merrill Lynch Money Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Dealer (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.20	Commercial Paper Agreement between NIKE, Inc., as Issuer, and Wells Fargo Brokerage Services, LLC, as Dealer (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 28, 2007).

10.21	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.22	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Gary DeStefano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006).*

10.23	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Eric D. Sprunk dated April 18, 2001.*

10.24	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Allowance for doubtful accounts (current and non-current)(1)
For the year ended May 31, 2008	$71.7	$25.7	$4.0	$(23.0)	$78.4
For the year ended May 31, 2009	78.4	62.4	(11.7)	(18.3)	110.8
For the year ended May 31, 2010	110.8	45.7	(9.9)	(29.9)	116.7

(1)	The non-current portion of the allowance for doubtful accounts is classified in deferred income taxes and other assets on the consolidated balance sheet.

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-156406) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360 and 333-164248) of NIKE, Inc. of our report dated July 20, 2010 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 20, 2010

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 20, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 20, 2010

Principal Financial Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 20, 2010

Principal Accounting Officer:

/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 20, 2010

Directors:

/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 20, 2010

/s/ JOHN G. CONNORS John G. Connors	Director	July 20, 2010

/s/ JILL K. CONWAY Jill K. Conway	Director	July 20, 2010

/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 20, 2010

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 20, 2010

S-1

Signature	Title	Date

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 20, 2010

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 20, 2010

/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 20, 2010

/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 20, 2010

/s/ ORIN C. SMITH Orin C. Smith	Director	July 20, 2010

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 20, 2010

/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 20, 2010

S-2