Form 10-Q
period 2010-08-31
NIKE INC
filed 2010-10-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2010

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

Large accelerated filer   ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of August 31, 2010 were:

Class A	89,989,448
Class B	387,883,167

477,872,615

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2010	May 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,010	$3,079
Short-term investments (Note 5)	2,678	2,067
Accounts receivable, net	2,791	2,650
Inventories (Note 2)	2,210	2,041
Deferred income taxes (Note 6)	259	249
Prepaid expenses and other current assets (Note 10)	583	873

Total current assets	10,531	10,959

Property, plant and equipment	4,535	4,390
Less accumulated depreciation	2,560	2,458

Property, plant and equipment, net	1,975	1,932

Identifiable intangible assets, net (Note 3)	470	467
Goodwill (Note 3)	192	188
Deferred income taxes and other long-term assets (Note 6 and 10)	883	873

Total assets	$14,051	$14,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$132	$7
Notes payable	109	139
Accounts payable	1,101	1,255
Accrued liabilities (Note 4)	1,696	1,904
Income taxes payable (Note 6)	104	59

Total current liabilities	3,142	3,364
Long-term debt	342	446
Deferred income taxes and other long-term liabilities (Note 6)	907	855
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90.0 and 90.0 million shares outstanding	—	—
Class B - 387.9 and 394.0 million shares outstanding	3	3
Capital in excess of stated value	3,508	3,441
Accumulated other comprehensive income (Note 7)	138	215
Retained earnings	6,011	6,095

Total shareholders’ equity	9,660	9,754

Total liabilities and shareholders’ equity	$14,051	$14,419

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,
	2010	2009
	(in millions, except per share data)
Revenues	$5,175	$4,799
Cost of sales	2,741	2,583

Gross margin	2,434	2,216
Demand creation expense	679	554
Operating overhead expense	994	992

Selling and administrative expense	1,673	1,546
Other expense (income), net	7	(12)
Interest (income) expense, net	(1)	1

Income before income taxes	755	681

Income tax expense (Note 6)	196	168

Net income	$559	$513

Basic earnings per common share (Note 9)	$1.17	$1.06

Diluted earnings per common share (Note 9)	$1.14	$1.04

Dividends declared per common share	$0.27	$0.25

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2010	2009
	(in millions)
Cash provided by operations:
Net income	$559	$513
Income charges (credits) not affecting cash:
Depreciation	78	79
Deferred income taxes	—	(18)
Stock-based compensation	21	91
Amortization and other	(16)	2
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(82)	94
(Increase) decrease in inventories	(118)	95
Decrease (increase) in prepaid expenses and other assets	13	(55)
Decrease in accounts payable, accrued liabilities and income taxes payable	(243)	(92)

Cash provided by operations	212	709

Cash used by investing activities:
Purchases of investments	(1,753)	(640)
Maturities of investments	775	96
Sales of investments	364	323
Additions to property, plant and equipment	(89)	(80)
Proceeds from the sale of property, plant and equipment	—	—
Increase in other assets and liabilities, net	(3)	—
Settlement of net investment hedges	22	(31)

Cash used by investing activities	(684)	(332)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(2)	(27)
Decrease in notes payable	(32)	(249)
Proceeds from exercise of stock options and other stock issuances	47	47
Excess tax benefits from share-based payment arrangements	6	7
Repurchase of common stock	(488)	(15)
Dividends on common stock	(131)	(121)

Cash used by financing activities	(600)	(358)

Effect of exchange rate changes on cash	3	(49)

Net decrease in cash and equivalents	(1,069)	(30)
Cash and equivalents, beginning of period	3,079	2,291

Cash and equivalents, end of period	$2,010	$2,261

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$129	$122

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2010 are not necessarily indicative of results to be expected for the entire year.

Demand Creation Expense:

Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events, and retail brand presentation. Advertising production costs are expensed the first time an advertisement is run. Advertising placement costs are expensed in the month the advertising appears, while costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is completed and delivered. A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in prepaid expenses or other assets depending on the period to which the prepayment applies.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact the Company’s consolidated financial position or results of operations. See Note 5 — Fair Value Measurements for disclosure required under this guidance.

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for the Company beginning June 1, 2010. The adoption of this guidance did not have an impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2 - Inventories:

Inventory balances of $2,210 million and $2,041 million at August 31, 2010 and May 31, 2010, respectively, were substantially all finished goods.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 - Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances as of August 31, 2010 and May 31, 2010:

	August 31, 2010			May 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$71	$(22)	$49	$69	$(21)	$48
Trademarks	42	(20)	22	40	(18)	22
Other	34	(20)	14	32	(18)	14

Total	$147	$(62)	$85	$141	$(57)	$84

Unamortized intangible assets - Trademarks			$385			$383

Identifiable intangible assets, net			$470			$467

	August 31, 2010			May 31, 2010
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$391	$(199)	$192	$387	$(199)	$188

The effect of foreign exchange fluctuations for the three month period ended August 31, 2010 increased unamortized intangible assets and goodwill by approximately $2 million and $4 million, respectively, resulting from the weakening of the U.S. dollar in relation to the British pound sterling.

Amortization expense, which is included in selling and administrative expense, was $3 million for each of the three month periods ended August 31, 2010 and 2009. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2011 and each of the years ending May 31, 2012 through May 31, 2015 are as follows: $10 million; 2012: $13 million; 2013: $11 million; 2014: $9 million; 2015: $6 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	August 31, 2010	May 31, 2010
	(in millions)
Compensation and benefits, excluding taxes	$342	$599
Endorsee compensation	286	267
Taxes other than income taxes	219	158
Advertising and marketing	162	125
Dividends payable	129	131
Import and logistics costs	107	80
Fair value of derivatives	104	164
Other(1)	347	380

Total Accrued Liabilities	$1,696	$1,904

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at August 31, 2010 and May 31, 2010.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2010 and May 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	August 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$180	$—	$180	Other current assets and other long-term assets
Interest rate swap contracts	—	20	—	20	Other current assets and other long-term assets

Total derivatives	—	200	—	200

Available-for-sale securities:
U.S. Treasury securities	290	—	—	290	Cash and equivalents
Commercial paper and bonds	—	159	—	159	Cash and equivalents
Money market funds	—	725	—	725	Cash and equivalents
U.S. Treasury securities	1,209	—	—	1,209	Short-term investments
U.S. Agency securities	—	383	—	383	Short-term investments
Commercial paper and bonds	—	1,086	—	1,086	Short-term investments

Total available-for-sale securities	1,499	2,353	—	3,852

Total assets	$1,499	$2,553	$—	$4,052

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$117	$—	$117	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$117	$—	$117

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$420	$—	$420	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	435	—	435

Available-for-sale securities:
U.S. Treasury securities	1,232	—	—	1,232	Cash and equivalents
Commercial paper and bonds	—	462	—	462	Cash and equivalents
Money market funds	—	685	—	685	Cash and equivalents
U.S. Treasury securities	1,084	—	—	1,084	Short-term investments
U.S. Agency securities	—	298	—	298	Short-term investments
Commercial paper and bonds	—	684	—	684	Short-term investments

Total available-for-sale securities	2,316	2,129	—	4,445

Total assets	$2,316	$2,564	$—	$4,880

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$165	$—	$165	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$165	$—	$165

Derivative financial instruments include foreign currency forwards and option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at August 31, 2010 or May 31, 2010.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

As of August 31, 2010 and May 31, 2010, the Company had no material Level 3 financial assets and liabilities and no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of August 31, 2010 and May 31, 2010, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of August 31, 2010, the Company held $2,552 million of available-for-sale securities with maturity dates within one year and $126 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2010, the Company held $1.9 billion of available-for-sale securities with maturity dates within one year and $167 million with maturity dates over one year and less than five years within short-term investments.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments classified as available-for-sale consist of the following at fair value:

	August 31, 2010	May 31, 2010
	(in millions)
Available-for-sale investments:
U.S. Treasury and Agencies	$1,592	$1,383
Corporate commercial paper and bonds	1,086	684

Total available-for-sale investments	$2,678	$2,067

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $485 million at August 31, 2010 and $453 million at May 31, 2010.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 26.0% and 24.7% for the three months ended August 31, 2010 and 2009, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in the percentage of pre-tax income related to operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States.

As of August 31, 2010, total gross unrecognized tax benefits, excluding related interest and penalties, were $271 million, $129 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2010, total gross unrecognized tax benefits, excluding interest and penalties, were $282 million, $158 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $6 million during the three months ended August 31, 2010. As of August 31, 2010, accrued interest and penalties related to uncertain tax positions were $88 million (excluding federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently under audit by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years, and is appealing certain issues related to the IRS audits of its 2007 and 2008 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1999 and fiscal 2003, respectively. It is reasonably possible that the IRS audit for the 2009 tax year will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. An estimate of the range cannot be made at this time; however, the Company does not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended August 31,
	2010	2009
	(in millions)
Net income	$559	$513
Other comprehensive loss:
Changes in cumulative translation adjustment and other (net of tax expense of $27 and $21 million)	53	24
Changes due to cash flow hedging instruments:
Net loss on hedge derivatives (net of tax benefit of $28 and $25 million)	(72)	(64)
Reclassification to net income of previously deferred gains related to hedge derivative instruments (net of tax expense of $15 and $21 million)	(44)	(61)
Reclassification of ineffective hedge gains to net income(1) (net of tax expense of $1 million for the three months ended August 31, 2009)	—	(4)
Changes due to net investment hedges:
Net loss on hedge derivatives (net of tax benefit of $6 and $9 million)	(14)	(18)

Other comprehensive loss:	(77)	(123)

Total comprehensive income	$482	$390

(1)	Refer to Note 10 - Risk Management and Derivatives for additional detail.

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

The Company accounts for stock-based compensation by estimating the fair value of options granted under the 1990 Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as operating overhead expense over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended August 31,
	2010	2009
	(in millions)
Stock Options(1)	$14	$85
ESPPs	4	4
Restricted Stock	3	2

Total stock-based compensation expense	$21	$91

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. In the first quarter of fiscal 2011, the Company changed the accelerated vesting provisions of its stock option plan. Under the new provisions, accelerated stock option expense for the three months ended August 31, 2010 was $2 million. The accelerated stock option expense for the three months ended August 31, 2009 was $71 million.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of August 31, 2010, the Company had $172 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 2.9 years.

The weighted average fair value per share of the options granted during the three months ended August 31, 2010 and 2009 as computed using the Black-Scholes pricing model was $17.67 and $23.40, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2010	2009
Dividend yield	1.6%	1.9%
Expected volatility	31.6%	58.0%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	2.5%

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

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.3 million and 19.2 million shares of common stock were outstanding for the three month periods ended August 31, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended August 31,
	2010	2009
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	479.6	485.8
Assumed conversion of dilutive stock options and awards	9.0	5.8

Diluted weighted average common shares outstanding	488.6	491.6

Basic earnings per common share	$1.17	$1.06
Diluted earnings per common share	$1.14	$1.04

NOTE 10 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of hedges of recorded balance sheet positions are recognized immediately in Other expense (income), net, on the income statement together with the transaction gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated hedges in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The majority of derivatives outstanding as of August 31, 2010 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2010 was $5 billion, which is primarily comprised of cash flow hedges denominated in Euros, British Pounds and Japanese Yen.

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of August 31, 2010 and the condensed consolidated balance sheet as of May 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	August 31, 2010	May 31, 2010	Balance Sheet Location	August 31, 2010	May 31, 2010
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$160	$316	Accrued liabilities	$72	$25
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	—	Deferred income taxes and other long-term liabilities	10	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	20	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		180	331		82	25

Derivatives not formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	20	104	Accrued liabilities	32	139
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	—	Deferred income taxes and other long-term liabilities	3	1

Total derivatives not formally designated as hedging instruments		20	104		35	140

Total derivatives		$200	$435		$117	$165

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three month periods ended August 31, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives formally designated	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009		Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
	(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(29)	$(12)	Revenue	$(13)	$18
Foreign exchange forwards and options	(50)	(56)	Cost of sales	52	42
Foreign exchange forwards and options	2	1	Selling and administrative expense	—	(1)
Foreign exchange forwards and options	(23)	(22)	Other expense (income), net	20	28

Total designated cash flow hedges	$(100)	$(89)		$59	$87
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(20)	$(27)	Other expense (income), net	$—	$—

(1)	For the three month periods ended August 31, 2010 and 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in Other expense (income), net.

	Amount of Gain (Loss) recognized in Income on Derivatives
	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009	Location of Gain (Loss) Recognized in Income on Derivatives
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$2	$2	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(11)	$(36)	Other expense (income), net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three month periods ended August 31, 2010 and 2009.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies, including revenues, product costs, selling and administrative expense, investments in U.S. dollar-denominated available-for-sale debt securities and intercompany transactions, including intercompany borrowings, will be adversely affected by changes in exchange rates. It is the Company’s policy to utilize derivatives to reduce foreign exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company hedges up to 100% of anticipated exposures typically 12 months in advance, but has hedged as much as 34 months in advance.

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in Other expense (income), net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in Other expense (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of August 31, 2010, $101 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2010, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 21 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in Other expense (income), net. Ineffectiveness was not material for the three month periods ended August 31, 2010 and 2009.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of August 31, 2010, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company's fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three month periods ended August 31, 2010 and 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three month periods ended August 31, 2010 and 2009.

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of August 31, 2010, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at August 31, 2010 was $36 million. The Company was not required to post any collateral as a result of these contingent features.

NOTE 11 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, production, marketing and selling of sports and fitness footwear, apparel, and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets.

The Company’s “Other” category is broken into two components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE Brand licensing businesses that are not part of a geographic operating segment, demand creation and operating overhead expenses that are centrally managed for the NIKE Brand and costs associated with product development and supply chain operations. The “Other Businesses” category primarily consists of the activities of Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Activities represented in the “Other” category are considered immaterial for individual disclosure.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain prior year amounts have been reclassified to conform to fiscal 2011 presentation, as South Africa became part of the Emerging Markets operating segment beginning June 1, 2010. Previously, South Africa was part of the Central and Eastern Europe operating segment.

	Three Months Ended August 31,
	2010	2009
	(in millions)
Net Revenue
North America	$1,903	$1,760
Western Europe	1,056	1,105
Central and Eastern Europe	263	255
Greater China	460	416
Japan	163	186
Emerging Markets	591	453
Global Brand Divisions	32	31

Total NIKE Brand	4,468	4,206
Other Businesses	693	604
Corporate	14	(11)

Total NIKE Consolidated Revenues	$5,175	$4,799

Earnings Before Interest and Taxes
North America	$446	$411
Western Europe	279	289
Central and Eastern Europe	63	77
Greater China	164	149
Japan	27	35
Emerging Markets	124	106
Global Brand Divisions	(250)	(181)

Total NIKE Brand	853	886
Other Businesses	109	87
Corporate	(208)	(291)

Total NIKE Consolidated Earnings Before Interest and Taxes	754	682

Interest (income) expense, net	(1)	1

Total NIKE Consolidated Income Before Income Taxes	$755	$681

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	August 31, 2010	May 31, 2010
	(in millions)
Accounts receivable, net
North America	$902	$848
Western Europe	538	402
Central and Eastern Europe	303	271
Greater China	131	129
Japan	106	167
Emerging Markets	349	350
Global Brand Divisions	25	22

Total NIKE Brand	2,354	2,189
Other Businesses	411	442
Corporate	26	19

Total NIKE Consolidated Accounts Receivable, net	$2,791	$2,650

Inventories
North America	$801	$768
Western Europe	366	347
Central and Eastern Europe	111	102
Greater China	108	104
Japan	85	68
Emerging Markets	335	285
Global Brand Divisions	26	20

Total NIKE Brand	1,832	1,694
Other Businesses	378	347
Corporate	—	—

Total NIKE Consolidated Inventories	$2,210	$2,041

Property, plant and equipment, net
North America	$324	$325
Western Europe	291	282
Central and Eastern Europe	11	11
Greater China	158	146
Japan	354	333
Emerging Markets	49	48
Global Brand Divisions	98	99

Total NIKE Brand	1,285	1,244
Other Businesses	167	167
Corporate	523	521

Total NIKE Consolidated Property, Plant and Equipment, net	$1,975	$1,932

NOTE 12 - Commitments and Contingencies:

At August 31, 2010, the Company had letters of credit outstanding totaling $100 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of fiscal 2011, our revenues increased 8% to $5.2 billion, net income increased 9% to $559 million and we delivered diluted earnings per share of $1.14, a 10% increase compared to the first quarter of fiscal 2010.

Income before income taxes increased 11% for the first quarter primarily as a result of the increase in revenues and an increase in gross margin percentage compared to the same period in the prior year. The increase in revenues is reflective of increased demand for NIKE Brand footwear and apparel across most businesses, particularly in the North America and the Emerging Markets geographies, as well as higher revenues for each of our Other Businesses. Gross margin percentage improved as a result of growth in our Direct-to-Consumer businesses, fewer off-price sales as a percentage of total sales and improved in-line product margins.

Net income and diluted earnings per share for the first quarter were negatively affected by a year-over-year increase in our effective tax rate of 130 basis points, driven primarily by an increase in the percentage of total pre-tax income resulting from operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States.

Results of Operations

	Three Months Ended August 31,
	2010	2009	% Change
	(dollars in millions, except per share data)
Revenues	$5,175	$4,799	8%
Cost of sales	2,741	2,583	6%
Gross margin	2,434	2,216	10%
Gross margin %	47.0%	46.2%
Selling and administrative	1,673	1,546	8%
% of revenue	32.3%	32.2%
Income before income taxes	755	681	11%
Net income	559	513	9%
Diluted earnings per share	1.14	1.04	10%

Consolidated Operating Results

Revenues

	Three Months Ended August 31,
	2010	2009	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
Revenues	$5,175	$4,799	8%	10%

(1)

Fiscal 2011 results have been restated using fiscal 2010 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 10%, driven primarily by an 8% increase in revenues for the NIKE Brand. Every NIKE Brand geography delivered higher revenues with the exception of Japan, which continues to face a challenging economic environment. Our North America geography contributed over 3 percentage points to the NIKE Brand revenue increase for the first quarter while the remaining geographies contributed nearly 5 percentage points.

By product group, our worldwide NIKE Brand footwear and apparel businesses both increased 9% while our worldwide NIKE Brand equipment businesses declined 3% during the first quarter. The increase in NIKE Brand footwear revenue was attributable to a mid single-digit percentage increase in unit sales and a low single-digit percentage increase in average selling price per pair. The increase in unit sales was primarily driven by double-digit percentage growth in the unit sales of running and football products, while the increase in average selling price per pair was driven by fewer close-out sales and improved sales mix of higher priced products. For our NIKE Brand apparel business, the increase in revenue was primarily driven by a double-digit percentage increase in unit sales, partially offset by a low single-digit decline in average selling price per unit. The increase in unit sales was driven by increased demand in all key product categories, while the decline in average selling price per unit was primarily due to an increased sales mix of lower-priced products as compared to the prior year.

While our wholesale business remains the largest component of NIKE Brand revenues, we continue to see strong growth in our Direct-to-Consumer business. Our Direct-to-Consumer business includes our NIKE-owned in-line and factory stores, as well as our digital online retail business.

Revenues for our Other Businesses were comprised primarily of results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Excluding the impact of currency changes, revenues for these businesses increased by 16% in the first quarter of fiscal 2011. Revenues for each of our Other Businesses were higher compared to the same period in the prior year, with Converse and Umbro driving the increase.

Futures Orders

Translated into US dollars at prior year exchange rates, worldwide futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from September 2010 through January 2011 were 13% higher than the orders reported for the comparable prior year period. This futures growth was primarily driven by increases in unit sales volume for both our footwear and apparel products. Futures orders increased 10% when translated at forecasted exchange rates for the next five months, which approximate current spot rates.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Other Businesses and certain retail sales across all brands.

Gross Margin

	Three Months Ended August 31,
	2010	2009	% Change
	(dollars in millions)
Gross margin	$2,434	$2,216	10%
Gross margin %	47.0%	46.2%	80bps

For the first quarter of fiscal 2011, consolidated gross margin percentage was 80 basis points higher than the same period in the prior year. The primary factors contributing to this increase were as follows:

•	Growth of Direct-to-Consumer business as a percentage of total revenue across most NIKE Brand geographies;

•	Improved inventory positions across most businesses, which drove fewer discounted close-out sales and better close-out pricing margins;

•	Improved in-line product margins, primarily in the Western Europe and the Emerging Markets geographies, driven by favorable changes in product mix.

Together, these factors increased consolidated gross margins by approximately 140 basis points for the first quarter of fiscal 2011. These increases were partially offset by higher transportation costs, primarily in our North America and Western Europe geographies, and unfavorable currency exchange rates, primarily driven by the Euro.

For the remainder of fiscal 2011, we anticipate that our gross margins may face increasing pressure from macroeconomic factors, including changes in currency rates, rising product input costs, as well as higher freight costs as we work with our suppliers to meet increasing demand for select performance footwear products.

Selling and Administrative Expense

	Three Months Ended
	August 31,
	2010	2009	% Change
	(dollars in millions)
Operating overhead expense	$994	$992	0%
Demand creation expense(1)	679	554	23%

Selling and administrative expense	$1,673	$1,546	8%
% of revenues	32.3%	32.2%

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Changes in foreign currency exchange rates decreased selling and administrative expenses 2 percentage points in the first quarter of fiscal 2011. Excluding changes in exchange rates, operating overhead increased 1% during the first quarter of fiscal 2011 compared to the same period in the prior year. The slight increase in operating overhead was driven by increased investment in NIKE-owned Direct-to-Consumer operations and expenses related to key sporting events, including the 2010 World Cup and World Basketball Festival. These increases more than offset a $71 million reduction in stock option expense resulting primarily from the change in accelerated vesting provisions that took effect in the first quarter of fiscal 2011, as well as a decrease in the estimated fair value of stock options granted.

On a currency neutral basis, demand creation expense increased 25% during the first quarter of fiscal 2011 compared to the same period in the prior fiscal year. The increase was due to higher demand creation spending across most businesses to support marketing initiatives, including the 2010 World Cup and World Basketball Festival, as well as comparison to low levels of demand creation spending in the first quarter of fiscal 2010.

Other Expense (Income), net

	Three Months Ended
	August 31,
	2010	2009	% Change
	(dollars in millions)
Other expense (income), net	$7	$(12)	—

Other expense (income), net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in Other expense (income), net decreased the growth of our income before income taxes by approximately $33 million for the first quarter of fiscal 2011.

Income Taxes

	Three Months Ended
	August 31,
	2010	2009	% Change
Effective tax rate	26.0%	24.7%	130bps

Our effective tax rate for the first quarter of fiscal 2011 was 130 basis points higher than the prior year period, driven primarily by an increase in the percentage of total pre-tax income resulting from operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States.

Operating Segments

The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets.

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

Certain prior year amounts have been reclassified to conform to fiscal 2011 presentation, as South Africa became part of the Emerging Markets operating segment beginning June 1, 2010. Previously, South Africa was part of the Central and Eastern Europe operating segment.

The breakdown of revenues is as follows:

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
North America	$1,903	$1,760	8%	8%
Western Europe	1,056	1,105	-4%	6%
Central and Eastern Europe	263	255	3%	9%
Greater China	460	416	11%	10%
Japan	163	186	-12%	-18%
Emerging Markets	591	453	30%	24%
Global Brand Divisions	32	31	3%	6%

Total NIKE Brand	4,468	4,206	6%	8%
Other Businesses	693	604	15%	16%
Corporate(2)	14	(11)	—	—

Total NIKE Consolidated Net Revenues	$5,175	$4,799	8%	10%

(1)

Fiscal 2011 results have been restated using fiscal 2010 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

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

The breakdown of earnings before interest and taxes is as follows:

Earnings Before Interest and Taxes

	Three Months Ended
	August 31,
	2010	2009	% Change
	(dollars in millions)
North America	$446	$411	9%
Western Europe	279	289	-3%
Central and Eastern Europe	63	77	-18%
Greater China	164	149	10%
Japan	27	35	-23%
Emerging Markets	124	106	17%
Global Brand Divisions	(250)	(181)	-38%

Total NIKE Brand	853	886	-4%
Other Businesses	109	87	25%
Corporate	(208)	(291)	29%

Total NIKE Consolidated Earnings Before Interest and Taxes	754	682	11%

Interest (income) expense, net	(1)	1	—

Total NIKE Consolidated Income Before Income Taxes	$755	$681	11%

The primary financial measure used by the Company to evaluate performance of individual operating segments is Earnings Before Interest and Taxes (commonly referred to as “EBIT”) which represents Net income before Interest (income) expense, net and Income taxes in the Unaudited Condensed Consolidated Statements of Income. As discussed in Note 11 — Operating Segments in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

North America

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,289	$1,219	6%	5%
Apparel	515	444	16%	16%
Equipment	99	97	2%	2%

Total revenues	$1,903	$1,760	8%	8%

Earnings Before Interest and Taxes	$446	$411	9%

Excluding the changes in currency exchange rates, revenues for North America increased 8%, driven by revenue growth in both our wholesale and Direct-to-Consumer business. Our Direct-to-Consumer business grew 15% in the first quarter.

For the first quarter of fiscal 2011, the increase in North America footwear revenue was attributable to improved sales mix of higher priced products, including Jordan Brand and running products.

The year-over-year increase in North America apparel revenues during the first quarter of fiscal 2011 was primarily driven by increased demand in all key product categories, partially offset by fewer close-out sales.

For the first quarter of fiscal 2011, the increase in North America’s EBIT was primarily the result of revenue growth, which more than offset an increase in selling and administrative expense, driven by higher demand creation and operating overhead expense.

The increase in demand creation expense was mainly driven by spending around key brand events, including the World Basketball Festival and the 2010 World Cup, while the increase in operating overhead was mainly driven by investments in NIKE-owned retail, expenses related to key sporting events and normal wage inflation. Gross margins remained relatively flat compared to the prior year, as improved in-line product margins and the positive impact from fewer close-out sales were offset by higher freight costs.

On a currency neutral basis, future orders scheduled to be delivered from September 2010 through January 2011 were 14% higher compared to the same period in the prior year.

Western Europe

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$627	$635	-1%	10%
Apparel	364	393	-7%	3%
Equipment	65	77	-16%	-5%

Total revenues	$1,056	$1,105	-4%	6%

Earnings Before Interest and Taxes	$279	$289	-3%

On a currency neutral basis, all markets in Western Europe reported revenue growth during the first quarter of fiscal 2011, reflecting an increase in demand for NIKE Brand products throughout the geography. Revenues for the U.K. & Ireland, the largest market in Western Europe, grew 17% for the first quarter.

Excluding changes in currency exchange rates, the increases in footwear and apparel revenue during the first quarter were both driven by strong growth in sales of football and running products.

For the first quarter of fiscal 2011, the decrease in Western Europe’s EBIT was driven by less favorable foreign currency translation, higher selling and administrative expense and lower gross margins, which more than offset the increase in revenues. The increase in selling and administrative expense reflected a higher level of demand creation spending around the 2010 World Cup, while the decline in gross margin was primarily due to less favorable year-over-year standard currency rates and higher transportation costs, which more than offset the improvement in in-line product margins.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from September 2010 through January 2011 were 6% higher compared to the same period in the prior year.

Central and Eastern Europe

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$146	$139	5%	12%
Apparel	92	89	3%	10%
Equipment	25	27	-7%	-7%

Total revenues	$263	$255	3%	9%

Earnings Before Interest and Taxes	$63	$77	-18%

Economic conditions in Central and Eastern Europe have begun to show signs of recovery, as most markets within the geography reported revenue growth during the first quarter of fiscal 2011, led by Russia and Turkey.

The growth in footwear sales was mainly driven by increased sales of our football, kids and NIKE Brand sportswear products, while the growth in apparel was primarily driven by higher sales of NIKE Brand sportswear and kids products.

For the first quarter of fiscal 2011, the decrease in Central and Eastern Europe’s EBIT was primarily driven by lower gross margins and higher selling and administrative expense, which more than offset the increase in revenue. The decline in gross margin was mainly due to less favorable year-over-year standard currency rates and increased transportation costs. The increase in selling and administrative expense was driven by a higher level of demand creation spending, primarily around the 2010 World Cup.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from September 2010 through January 2011 were 14% higher compared to the same period in the prior year.

Greater China

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$246	$218	13%	12%
Apparel	182	168	8%	8%
Equipment	32	30	7%	10%

Total revenues	$460	$416	11%	10%

Earnings Before Interest and Taxes	$164	$149	10%

Excluding the changes in currency exchange rates, Greater China revenues increased 10% during the first quarter, fueled by expansions in both the number of stores selling NIKE products and comparable store sales, as well as our strategic brand initiatives.

For the first quarter of fiscal 2011, the increases in footwear and apparel revenue were primarily driven by increased sales of our NIKE Brand sportswear, running, and basketball products.

For the first quarter of fiscal 2011, the increase in Greater China’s EBIT was driven by sales growth and higher gross margins, which more than offset an increase in selling and administrative expense. The improvement in gross margin was primarily attributable to less inventory obsolescence costs, improved product pricing, a reduction in import duties and fewer close-out sales. The increase in selling and administrative expense was mainly driven by a higher level of demand creation spending around the 2010 World Cup as well as other key brand events during the first quarter of fiscal 2011.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from September 2010 through January 2011 were 23% higher than the same period in the prior year.

Japan

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$86	$98	-12%	-17%
Apparel	60	67	-10%	-16%
Equipment	17	21	-19%	-24%

Total revenues	$163	$186	-12%	-18%

Earnings Before Interest and Taxes	$27	$35	-23%

Macroeconomic conditions in Japan remained difficult in the first quarter of fiscal 2011. Excluding changes in currency exchange rates and both footwear and apparel revenues in Japan declined driven by decreases across most major product categories.

The decrease in Japan’s EBIT versus the first quarter of fiscal 2010 was primarily due to lower revenues and higher demand creation expense, driven by spending around the 2010 World Cup, which more than offset improved gross margins, primarily driven by favorable year-over-year standard currency rates.

Throughout the remainder of fiscal 2011, we anticipate market conditions in Japan to remain challenging. On a currency-neutral basis, futures orders scheduled to be delivered from September 2010 through January 2011 were 14% lower compared to the same period in the prior year.

Emerging Markets

	Three Months Ended
	August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$404	$299	35%	29%
Apparel	149	116	28%	22%
Equipment	38	38	0%	-5%

Total revenues	$591	$453	30%	24%

Earnings Before Interest and Taxes	$124	$106	17%

Excluding changes in currency exchange rates, nearly all territories in the Emerging Markets geography reported double-digit revenue growth, led by Brazil and Mexico.

For the first quarter of fiscal 2011, footwear revenue growth was primarily driven by strong demand in all NIKE Brand product categories, most notably NIKE Brand Sportswear, football and men’s training products.

The increase in Emerging Markets’ EBIT was primarily the result of revenue growth, which more than offset an increase in selling and administrative expense and a decline in gross margin percentage. The increase in selling and administrative expense was primarily due to increases in demand creation expense related to the 2010 World Cup. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates, which more than offset improved in-line product margins.

Futures orders scheduled to be delivered from September 2010 through January 2011 increased 24% on a currency neutral basis.

Global Brand Divisions

	Three Months Ended August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$32	$31	3%	6%
Earnings (Loss) Before Interest and Taxes	(250)	(181)	-38%

Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and demand creation and operating overhead expenses that are centrally managed for the NIKE Brand.

For the first quarter of fiscal 2011, the increase in Global Brand Division’s loss before interest and taxes was primarily due to an increase in centrally managed demand creation expense, driven by a higher level of brand event spending around the 2010 World Cup and World Basketball Festival as well as other sports marketing related expenses.

Other Businesses

	Three Months Ended August 31,
	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$693	$604	15%	16%
Earnings Before Interest and Taxes	109	87	25%

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For the first quarter of fiscal 2011, revenue for all of our Other Businesses grew, led by double-digit growth at Converse and Umbro.

In the first quarter of fiscal 2011, EBIT for our Other Businesses grew as a result of revenue growth and improved gross margins. The increase in gross margins was mainly driven by an increase in licensing and retail revenues as a percentage of total revenues and a favorable impact from product mix. Selling and administrative expense as a percentage of sales remained flat compared to the prior year period.

Corporate

	Three Months Ended August 31,
	2010	2009	% Change
	(dollars in millions)
Revenues	$14	$(11)	—
Earnings (Loss) Before Interest and Taxes	(208)	(291)	29%

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

Corporate’s loss before interest and taxes consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to our corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including certain hedge gains and losses, corporate eliminations and other items. In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results include all other foreign currency hedge results generated through our centrally managed foreign exchange risk management program, other conversion gains and losses arising from re-measurement of monetary assets and liabilities in non- functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE Brand geographic operating segments, which are used to record any non-functional currency product purchases into the entity’s functional currency.

For the first quarter of fiscal 2011, the decrease in Corporate’s loss before interest and taxes was primarily driven by year-over-year net foreign currency gains generated by our centrally managed foreign exchange risk management program, as well as a $71 million year-over-year reduction in stock-based compensation expense primarily due to a change in accelerated vesting provisions that took effect in fiscal 2011 and a lower estimated fair value for stock options granted in the current year. These benefits more than offset an increase in corporate operating overhead expenses.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the U.S., in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as sales, purchases and intercompany transactions denominated in non-functional currencies, and the translation into U.S. dollars of foreign currency denominated results of operations, financial position and cash flows. Our primary foreign currency exposures are related to U.S. dollar transactions at wholly-owned foreign subsidiaries, as well as transactions and translation of results denominated in Euros, British Pounds, Chinese Renminbi and Japanese Yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis, to address those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and by hedging remaining material exposures, where practical, using derivative instruments such as forward contracts and options. Our hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative instruments for trading purposes.

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, both of which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-Functional Currency Assets and Liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in Other expense (income), net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of August 31, 2010, we used currency forward contracts and options with maturities up to 21 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at August 31, 2010 and May 31, 2010 was $116 million and $206 million in assets and $61 million and $25 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. Any ineffective portion is immediately recognized in earnings as a component of Other expense (income), net. Ineffectiveness was not material for the three months ended August 31, 2010 or 2009.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability. The fair value of these instruments at August 31, 2010 and May 31, 2010 was $20 million and $104 million in assets and $35 million and $140 million in liabilities, respectively. The change in value of these instruments is immediately recognized in earnings. The impact of such instruments is included in Other expense (income), net.

Refer to Note 10 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation (detriment) benefit of approximately ($95) million and ($32) million, respectively, for the three months ended August 31, 2010 and approximately ($266) million and ($54) million, respectively, for the three months ended August 31, 2009.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at August 31, 2010 was $41 million in assets and $14 million in liabilities. At May 31, 2010 the fair value was $78 million in assets. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in Other expense (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of Other expense (income), net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in Other expense (income), net had an unfavorable impact of approximately $33 million on our income before income taxes for the first three months of fiscal 2011.

Refer to Note 10 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of Other expense (income), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at August 31, 2010 was $3 million in assets and $7 million in liabilities. At May 31, 2010, the fair value was $32 million in assets. Cash flows from net investment hedge settlements totaled $22 million and ($31) million for the first quarter of fiscal 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $212 million for the first quarter of fiscal 2011 compared to $709 million for the first quarter of fiscal 2010. Our primary source of operating cash flow for the first quarter of fiscal 2011 was net income of $559. Our working capital was a net cash outflow of $430 million for the first quarter of fiscal 2011 as compared to a positive net cash flow of $42 million for the first quarter of fiscal 2010. Our investments in working capital increased during the first quarter of fiscal 2011 primarily due to an increase in accounts receivable and inventory, reflective of higher revenues and increased demand, and a decrease in accounts payable and accrued liabilities, primarily driven by an increase in employee compensation payments made in the first quarter of fiscal 2011.

Cash used by investing activities was $684 million during the first quarter of fiscal 2011, compared to $332 million for the same period in fiscal 2010. The year-over-year increase was primarily due to net purchases of short-term investments of $614 million (net of sales and maturities) in the first quarter of fiscal 2011 compared to $221 million in net purchases of short-term investments during the first quarter of fiscal 2010.

Cash used by financing activities was $600 million for the first quarter of fiscal 2011 compared to $358 million used in the first quarter of fiscal 2010. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases, which more than off-set a reduction in notes payable in the prior year.

In the first quarter of fiscal 2011, we purchased 7.3 million shares of NIKE’s Class B common stock for $517 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors in September 2008 and as of the end of the first quarter of fiscal 2011, we have repurchased 13.9 million shares for $971 million under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the first quarter of fiscal 2011 were $0.27, compared to $0.25 in the first quarter of fiscal 2010.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

The total liability for uncertain tax positions was $271 million, excluding related interest and penalties, at August 31, 2010. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of August 31, 2010, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2011 depending on general corporate needs.

As of August 31, 2010, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of August 31, 2010, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of August 31, 2010, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2011 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Recently Adopted Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for us beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which will be effective for us beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not and will not impact our consolidated financial position or results of operations. See Note 5 — Fair Value Measurements in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements for disclosure required under this guidance.

In June 2009, the FASB issued a new accounting standard that revised the guidance for the consolidation of variable interest entities (“VIE”). This new guidance requires a qualitative approach to identifying a controlling financial interest in a VIE, and requires an ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. This guidance became effective for us beginning June 1, 2010. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

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

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2010.

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

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2010 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(in thousands)		(in thousands)	(in millions)
June 1 - 30, 2010	1,688	$71.13	1,688	$4,426
July 1 - 31, 2010	2,855	$70.00	2,855	$4,226
August 1 - 31, 2010	2,750	$71.73	2,750	$4,029

Total	7,293	$70.91	7,293

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: October 6, 2010