Form 10-Q
period 2010-11-30
NIKE INC
filed 2011-01-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2010

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of November 30, 2010 were:

Class A	89,989,448
Class B	388,505,309

478,494,757

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2010	May 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,768	$3,079
Short-term investments (Note 5)	3,021	2,067
Accounts receivable, net	2,792	2,650
Inventories (Note 2)	2,348	2,041
Deferred income taxes (Note 6)	267	249
Prepaid expenses and other current assets (Note 10)	720	873

Total current assets	10,916	10,959

Property, plant and equipment	4,641	4,390
Less accumulated depreciation	2,638	2,458

Property, plant and equipment, net	2,003	1,932

Identifiable intangible assets, net (Note 3)	469	467
Goodwill (Note 3)	192	188
Deferred income taxes and other long-term assets (Note 6 and 10)	884	873

Total assets	$14,464	$14,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$132	$7
Notes payable	128	139
Accounts payable	1,225	1,255
Accrued liabilities (Note 4)	1,685	1,904
Income taxes payable (Note 6)	78	59

Total current liabilities	3,248	3,364

Long-term debt	338	446
Deferred income taxes and other long-term liabilities (Note 6 and 10)	929	855
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90.0 and 90.0 million shares outstanding	—	—
Class B - 388.5 and 394.0 million shares outstanding	3	3
Capital in excess of stated value	3,752	3,441
Accumulated other comprehensive income (Note 7)	151	215
Retained earnings	6,043	6,095

Total shareholders’ equity	9,949	9,754

Total liabilities and shareholders’ equity	$14,464	$14,419

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Revenues	$4,842	$4,405	$10,017	$9,204
Cost of sales	2,649	2,445	5,390	5,028

Gross margin	2,193	1,960	4,627	4,176

Demand creation expense	574	573	1,253	1,127
Operating overhead expense	1,037	906	2,031	1,898

Total selling and administrative expense	1,611	1,479	3,284	3,025

Other (income), net	(28)	(12)	(21)	(24)
Interest expense, net	1	2	—	3

Income before income taxes	609	491	1,364	1,172

Income tax expense (Note 6)	152	116	348	284

Net income	$457	$375	$1,016	$888

Basic earnings per common share (Note 9)	$0.96	$0.77	$2.12	$1.83

Diluted earnings per common share (Note 9)	$0.94	$0.76	$2.08	$1.80

Dividends declared per common share	$0.31	$0.27	$0.58	$0.52

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,
	2010	2009
	(in millions)
Cash provided by operations:
Net income	$1,016	$888
Income charges (credits) not affecting cash:
Depreciation	161	159
Deferred income taxes	(3)	19
Stock-based compensation	50	115
Amortization and other	14	16
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(36)	285
(Increase) decrease in inventories	(252)	252
Decrease (Increase) in prepaid expenses and other assets	10	(1)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(313)	(356)

Cash provided by operations	647	1,377

Cash used by investing activities:
Purchases of investments	(3,363)	(1,580)
Maturities of investments	1,838	390
Sales of investments	561	359
Additions to property, plant and equipment	(191)	(173)
Proceeds from the sale of property, plant and equipment	—	9
Increase in other assets and liabilities, net	(4)	(3)
Settlement of net investment hedges	(12)	(67)

Cash used by investing activities	(1,171)	(1,065)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(4)	(29)
(Decrease) in notes payable	(15)	(245)
Proceeds from exercise of stock options and other stock issuances	228	179
Excess tax benefits from share-based payment arrangements	40	25
Repurchase of common stock	(785)	(193)
Dividends on common stock	(260)	(243)

Cash used by financing activities	(796)	(506)

Effect of exchange rate changes on cash	9	(62)

Net decrease in cash and equivalents	(1,311)	(256)

Cash and equivalents, beginning of period	3,079	2,291

Cash and equivalents, end of period	$1,768	$2,035

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$148	$132

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2010 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - Inventories:

Inventory balances of $2,348 million and $2,041 million at November 30, 2010 and May 31, 2010, respectively, were substantially all finished goods.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3 - Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at November 30, 2010 and May 31, 2010:

	November 30, 2010			May 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$72	$(23)	$49	$69	$(21)	$48
Trademarks	42	(21)	21	40	(18)	22
Other	34	(20)	14	32	(18)	14

Total	$148	$(64)	$84	$141	$(57)	$84

Unamortized intangible assets- Trademarks			$385			$383

Identifiable intangible assets, net			$469			$467

	November 30, 2010			May 31, 2010
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$391	$(199)	$192	$387	$(199)	$188

The effect of foreign exchange fluctuations for the six month period ended November 30, 2010 increased unamortized intangible assets and goodwill by approximately $2 million and $4 million, respectively, resulting from the weakening of the U.S. dollar in relation to the British Pound.

Amortization expense, which is included in selling and administrative expense, was $4 million and $3 million for the three month periods ended November 30, 2010 and 2009, respectively, and $7 million for each of the six month periods ended November 30, 2010 and 2009, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2011 and each of the years ending May 31, 2012 through May 31, 2015 are as follows: $7 million; 2012: $13 million; 2013: $12 million; 2014: $10 million; 2015: $6 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	November 30, 2010	May 31, 2010
	(in millions)
Compensation and benefits, excluding taxes	$431	$599
Endorsee compensation	217	267
Taxes other than income taxes	201	158
Dividends payable	148	131
Advertising and marketing	137	125
Fair value of derivatives	105	164
Import and logistics costs	87	80
Other(1)	359	380

Total accrued liabilities	$1,685	$1,904

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at November 30, 2010 and May 31, 2010.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2010 and May 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets/Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$159	$—	$159	Other current assets and other long-term assets
Interest rate swap contracts	—	18	—	18	Other current assets and other long-term assets

Total derivatives	—	177	—	177

Available-for-sale securities:
U.S. Treasury securities	225	—	—	225	Cash and equivalents
Commercial paper and bonds	—	154	—	154	Cash and equivalents
Money market funds	—	665	—	665	Cash and equivalents
U.S. Treasury securities	1,434	—	—	1,434	Short-term investments
U.S. agency securities	—	356	—	356	Short-term investments
Commercial paper and bonds	—	1,231	—	1,231	Short-term investments

Total available-for-sale securities	1,659	2,406	—	4,065

Total assets	$1,659	$2,583	$—	$4,242

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$113	$—	$113	Accrued liabilities and other long-term liabilities

Total liabilities	$—	$113	$—	$113

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	May 31, 2010
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets /Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$420	$—	$420	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	435	—	435

Available-for-sale securities:
U.S. Treasury securities	1,232	—	—	1,232	Cash and equivalents
Commercial paper and bonds	—	462	—	462	Cash and equivalents
Money market funds	—	685	—	685	Cash and equivalents
U.S. Treasury securities	1,085	—	—	1,085	Short-term investments
U.S. agency securities	—	298	—	298	Short-term investments
Commercial paper and bonds	—	684	—	684	Short-term investments

Total available-for-sale securities	2,317	2,129	—	4,446

Total assets	$2,317	$2,564	$—	$4,881

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$165	$—	$165	Accrued liabilities and other long-term liabilities

Total liabilities	$—	$165	$—	$165

Derivative financial instruments include foreign currency forwards and option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at November 30, 2010 or May 31, 2010.

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

As of November 30, 2010 and May 31, 2010, the Company had no Level 3 financial assets and liabilities and no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of November 30, 2010 and May 31, 2010, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of November 30, 2010, the Company held $2.7 billion of available-for-sale securities with maturity dates within one year and $277 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2010, the Company held $1.9 billion of available-for-sale securities with maturity dates within one year and $167 million with maturity dates over one year and less than five years within short-term investments.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments classified as available-for-sale consist of the following at fair value:

	November 30, 2010	May 31, 2010
	(in millions)
Available-for-sale investments:
U.S. Treasury and Agencies	$1,790	$1,383
Corporate commercial paper and bonds	1,231	684

Total available-for-sale investments	$3,021	$2,067

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $480 million at November 30, 2010 and $453 million at May 31, 2010.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 25.5% and 24.2% for the six months ended November 30, 2010 and 2009, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in the percentage of pre-tax income related to operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States.

As of November 30, 2010, total gross unrecognized tax benefits, excluding related interest and penalties, were $278 million, $147 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2010, total gross unrecognized tax benefits, excluding interest and penalties, were $282 million, $158 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $14 million during the six months ended November 30, 2010. As of November 30, 2010, accrued interest and penalties related to uncertain tax positions were $95 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2006. The Company is currently under audit by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years, and is appealing certain issues related to the IRS audits of its 2007 and 2008 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 1999 and fiscal 2004, respectively. It is reasonably possible that the IRS audit for the 2009 tax year will be completed during the next 12 months, which could result in a decrease in our balance of unrecognized tax benefits. The Company does not anticipate that total gross unrecognized tax benefits will change significantly as a result of full or partial settlement of audits within the next 12 months.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions)
Net income	$457	$375	$1,016	$888
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other (net of tax expense of $24 million, $34 million, $51 million, and $55 million, respectively)	51	61	104	85
Changes due to cash flow hedging instruments:
Net (loss) on hedge derivatives (net of tax benefit of $10 million, $36 million, $38 million, and $61 million, respectively)	(3)	(92)	(75)	(156)
Reclassification to net income of previously deferred (gains) related to hedge derivative instruments (net of tax expense of $11 million, $11 million, $26 million, and $32 million, respectively)	(33)	(29)	(77)	(90)
Reclassification of ineffective hedge (gains) losses to net income (net of tax expense of $1 million for the six month period ended November 30, 2009)(1)	—	—	—	(4)
Changes due to net investment hedges:
Net (loss) on hedge derivatives (net of tax benefit of $2 million, $14 million, $8 million, and $23 million, respectively)	(2)	(28)	(16)	(46)

Other comprehensive income (loss):	13	(88)	(64)	(211)

Total comprehensive income	$470	$287	$952	$677

(1)	Refer to Note 10 - Risk Management and Derivatives for additional detail.

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions)
Stock options(1)	$21	$17	$35	$102
ESPPs	4	4	8	8
Restricted stock	4	3	7	5

Total stock-based compensation expense	$29	$24	$50	$115

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. In the first quarter of fiscal 2011, the Company changed the accelerated vesting provisions of its stock option plan. Under the new provisions, accelerated stock option expense for the three and six month periods ended November 30, 2010 was $4 million and $6 million, respectively. The accelerated stock option expense for the three and six month periods ended November 30, 2009 was $1 million and $72 million, respectively.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of November 30, 2010, the Company had $152 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 2.7 years.

The weighted average fair value per share of the options granted during the six months ended November 30, 2010 and 2009 as computed using the Black-Scholes pricing model was $17.66 and $23.41, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended November 30,
	2010	2009
Dividend yield	1.6%	1.9%
Expected volatility	31.5%	57.8%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	2.5%

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

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.3 million and 0.2 million shares of common stock were outstanding for the three month periods ended November 30, 2010 and 2009, respectively, and 0.2 million and 12.6 million shares of common stock were outstanding for the six month periods ended November 30, 2010 and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	477.9	487.2	478.8	486.5
Assumed conversion of dilutive stock options and awards	9.7	7.3	9.6	7.0

Diluted weighted average common shares outstanding	487.6	494.5	488.4	493.5

Basic earnings per common share	$0.96	$0.77	$2.12	$1.83
Diluted earnings per common share	$0.94	$0.76	$2.08	$1.80

NOTE 10 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these non-designated instruments of recorded balance sheet

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

positions are recognized immediately in other (income), net, on the income statement together with the transaction gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

The majority of derivatives outstanding as of November 30, 2010 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2010 was $6 billion, which is primarily comprised of cash flow hedges denominated in Euros, British Pounds and Japanese Yen.

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of November 30, 2010 and the condensed consolidated balance sheet as of May 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	November 30, 2010	May 31, 2010	Balance Sheet Location	November 30, 2010	May 31, 2010
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$124	$316	Accrued liabilities	$54	$25
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	12	—	Deferred income taxes and other long-term liabilities	8	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	18	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		154	331		62	25

Derivatives not formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	23	104	Accrued liabilities	51	139
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	—	Deferred income taxes and other long-term liabilities	—	1

Total derivatives not formally designated as hedging instruments		23	104		51	140

Total derivatives		$177	$435		$113	$165

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three and six month periods ended November 30, 2010 and 2009:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended November 30, 2010	Six Months Ended November 30, 2010		Three Months Ended November 30, 2010	Six Months Ended November 30, 2010
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$33	$4	Revenue	$(10)	$(23)
Foreign exchange forwards and options	(36)	(86)	Cost of sales	35	87
Foreign exchange forwards and options	(3)	(1)	Selling and administrative expense	1	1
Foreign exchange forwards and options	(7)	(30)	Other (income), net	18	38

Total designated cash flow hedges	$(13)	$(113)		$44	$103
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(4)	$(24)	Other (income), net	$—	$—

(1)	For the three and six month periods ended November 30, 2010, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other (income), net.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009		Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$9	$(3)	Revenue	$21	$39
Foreign exchange forwards and options	(115)	(171)	Cost of sales	11	53
Foreign exchange forwards and options	—	1	Selling and administrative expense	—	(1)
Foreign exchange forwards and options	(22)	(44)	Other (income), net	8	36

Total designated cash flow hedges	$(128)	$(217)		$40	$127
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(42)	$(69)	Other (income), net	$—	$—

(1)	For the three and six month periods ended November 30, 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other (income), net.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$3	$3	$5	Interest expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(20)	$(34)	$(31)	$(70)	Other (income), net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three and six month periods ended November 30, 2010 and 2009.

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

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other (income), net when the securities are sold. Results of hedges of anticipated intercompany transactions are recorded in other (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of November 30, 2010, $45 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2010, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 18 months.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income), net. Ineffectiveness was not material for the three and six month periods ended November 30, 2010 and 2009.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of November 30, 2010, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three and six month periods ended November 30, 2010 and 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six month periods ended November 30, 2010 and 2009.

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of November 30, 2010, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at November 30, 2010 was $28 million. The Company was not required to post any collateral as a result of these contingent features.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.

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

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions)
Net revenue
North America	$1,701	$1,497	$3,604	$3,257
Western Europe	843	902	1,899	2,007
Central and Eastern Europe	223	208	486	463
Greater China	482	403	942	819
Japan	192	222	355	408
Emerging Markets	755	607	1,346	1,060
Global Brand Divisions	27	25	59	56

Total NIKE Brand	4,223	3,864	8,691	8,070
Other Businesses	631	556	1,324	1,160
Corporate	(12)	(15)	2	(26)

Total NIKE consolidated revenues	$4,842	$4,405	$10,017	$9,204

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
	(in millions)
Earnings before interest and taxes
North America	$359	$290	$805	$701
Western Europe	141	175	420	464
Central and Eastern Europe	44	49	107	126
Greater China	174	125	338	274
Japan	36	45	63	80
Emerging Markets	194	171	318	277
Global Brand Divisions	(227)	(175)	(477)	(356)

Total NIKE Brand	721	680	1,574	1,566
Other Businesses	59	35	168	122
Corporate	(170)	(222)	(378)	(513)

Total NIKE consolidated earnings before interest and taxes	610	493	1,364	1,175

Interest expense, net	1	2	—	3

Total NIKE consolidated income before income taxes	$609	$491	$1,364	$1,172

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	November 30, 2010	May 31, 2010
	(in millions)
Accounts receivable, net
North America	$954	$848
Western Europe	397	402
Central and Eastern Europe	243	271
Greater China	127	129
Japan	123	167
Emerging Markets	505	350
Global Brand Divisions	23	22

Total NIKE Brand	2,372	2,189
Other Businesses	383	442
Corporate	37	19

Total NIKE consolidated accounts receivable, net	$2,792	$2,650

Inventories
North America	$886	$768
Western Europe	352	347
Central and Eastern Europe	108	102
Greater China	141	104
Japan	89	68
Emerging Markets	327	285
Global Brand Divisions	35	20

Total NIKE Brand	1,938	1,694
Other Businesses	410	347
Corporate	—	—

Total NIKE consolidated inventories	$2,348	$2,041

Property, plant and equipment, net
North America	$329	$325
Western Europe	304	282
Central and Eastern Europe	11	11
Greater China	168	146
Japan	351	333
Emerging Markets	51	48
Global Brand Divisions	102	99

Total NIKE Brand	1,316	1,244
Other Businesses	168	167
Corporate	519	521

Total NIKE consolidated property, plant and equipment, net	$2,003	$1,932

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12 - Commitments and Contingencies:

At November 30, 2010, the Company had letters of credit outstanding totaling $86 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the second quarter of fiscal 2011, our revenues increased 10% to $4.8 billion, net income increased 22% to $457 million and we delivered diluted earnings per share of $0.94, a 24% increase compared to the second quarter of fiscal 2010.

Income before income taxes increased 24% for the second quarter primarily as a result of the increase in revenues, an increase in gross margin percentage and improved leverage of selling and administrative expense compared to the same period in the prior year. The increase in revenues is reflective of increased demand for NIKE Brand footwear and apparel across most businesses, particularly in the North America and the Emerging Markets geographies, as well as higher revenues for each of our Other Businesses. The improvement in our gross margin percentage was primarily due to a higher mix of full-priced sales, fewer discounts on close-out products, positive impacts from our product cost reduction initiatives as well as the growth and expanding profitability of our NIKE Brand Direct-to-Consumer business, all of which more than offset increased freight costs. Our improved selling and administrative expense leverage was primarily the result of holding our second quarter demand creation spending flat to prior year levels.

Net income and diluted earnings per share for the second quarter were negatively affected by a year-over-year increase in our effective tax rate of 140 basis points, driven primarily by an increase in the percentage of total pre-tax income resulting from operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States. Diluted earnings per share grew faster than net income due to a slight decline in the number of diluted weighted average common shares outstanding.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions, except per share data)
Revenues	$4,842	$4,405	10%	$10,017	$9,204	9%
Cost of sales	2,649	2,445	8%	5,390	5,028	7%

Gross margin	2,193	1,960	12%	4,627	4,176	11%
Gross margin %	45.3%	44.5%		46.2%	45.4%
Demand creation expense	574	573	0%	1,253	1,127	11%
Operating overhead expense	1,037	906	14%	2,031	1,898	7%

Total selling and administrative expense	1,611	1,479	9%	3,284	3,025	9%
% of revenue	33.3%	33.6%		32.8%	32.9%
Income before income taxes	609	491	24%	1,364	1,172	16%
Net income	457	375	22%	1,016	888	14%
Diluted earnings per share	0.94	0.76	24%	2.08	1.80	16%

Consolidated Operating Results

Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes (1)	2010	2009	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
Revenues	$4,842	$4,405	10%	11%	$10,017	$9,204	9%	10%

(1)

Fiscal 2011 results have been restated using fiscal 2010 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 11% for the second quarter and 10% for the first six months of fiscal 2011, driven by increases in revenues for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 10% and 9% for the second quarter and year-to-date periods, respectively, while revenues for our Other Businesses increased 13% and 14%, respectively. Every NIKE Brand geography delivered higher revenues for both the second quarter and first six months of fiscal 2011 with the exception of Japan, which continues to face a challenging economic environment. Our North America geography contributed approximately 5 percentage points to the NIKE Brand revenue increase for the second quarter and 4 percentage points to the NIKE Brand revenue increase for the first six months of fiscal 2011, while the Emerging Markets and Greater China geographies combined contributed approximately 4 percentage points for both periods.

By product group and excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel businesses increased 12% and 9%, respectively, while our NIKE Brand equipment business declined 5% during the second quarter of fiscal 2011. For the first six months of fiscal 2011, our NIKE Brand footwear and apparel businesses increased 10% and 9%, respectively, while our NIKE Brand equipment business declined 4%. The increase in NIKE Brand footwear for both the second quarter and first six months of fiscal 2011 was attributable to a mid single-digit percentage increase in both the average selling price per pair and unit sales. The increase in average selling price per pair was primarily driven by fewer close-out sales as a percentage of total sales and fewer discounts on close-out sales, while the increase in unit sales was primarily driven by double-digit percentage growth in the unit sales of Running, Men’s Training and Football products. For our NIKE Brand apparel business, the increase in revenue for both the second quarter and year-to-date period was primarily driven by a double-digit percentage increase in unit sales, partially offset by a low single-digit percentage decline in average selling price per unit. The increase in unit sales was driven by increased demand in all key product categories, while the decline in average selling price per unit was primarily due to an increased sales mix of lower-priced products as compared to the prior year.

While our wholesale business remains the largest component of NIKE Brand revenues, we continue to see strong growth in our Direct-to-Consumer business. On a currency neutral basis, our Direct-to-Consumer business grew 13% for the second quarter and 12% for the first six months of fiscal 2011, while comparable store sales grew 9% for both periods. Our NIKE Brand Direct-to-Consumer business includes our NIKE-owned in-line and factory stores, as well as our digital online retail business. Comparable store sales include revenues from our NIKE-owned in-line and factory stores. A store is included in comparable store sales when all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year. The comparable store sales calculation excludes sales from our online retail businesses.

Revenues for our Other Businesses include results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Excluding the impact of currency changes, revenues for these businesses increased by 13% and 14% in the second quarter and first six months of fiscal 2011, respectively. Revenues for each of our Other Businesses were higher compared to the same periods in the prior year, reflecting double-digit percentage growth in Cole Haan, Converse, Hurley and Umbro.

Futures Orders

Translated into US dollars at prior year exchange rates, futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from December 2010 through April 2011 were 11% higher than the orders reported for the comparable prior year period. This futures growth was primarily driven by increases in unit sales volume for both our footwear and apparel products. Changes in foreign currency exchange rates had a minimal effect on the growth of our reported futures orders.

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

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Gross margin	$2,193	$1,960	12%	$4,627	$4,176	11%
Gross margin %	45.3%	44.5%	80bps	46.2%	45.4%	80bps

For both the second quarter and first six months of fiscal 2011, our consolidated gross margin percentage was 80 basis points higher than the same periods in the prior year. The primary factors contributing to this increase were as follows:

•	A higher mix of full-price sales and lower discounts on close-out sales driven by improved inventory positions across most businesses;

•	The growth and expanding profitability of our Direct-to-Consumer business;

Together, these factors increased consolidated gross margins by approximately 150 basis points for the second quarter and 140 basis points for the first half of fiscal 2011. Also contributing to the gross margin improvement was the positive impact from our product cost initiatives. These increases were partially offset by higher transportation costs, primarily in our North America and Western Europe geographies.

For the remainder of fiscal 2011, we anticipate that our gross margins will face increasing pressure from macroeconomic factors, including rising product input costs, changes in currency rates, and higher freight costs as we work with our suppliers to meet increasing demand.

Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	Change	2010	2009	Change
	(dollars in millions)
Demand creation expense(1)	$574	$573	0%	$1,253	$1,127	11%
Operating overhead expense	1,037	906	14%	2,031	1,898	7%

Total selling and administrative expense	$1,611	$1,479	9%	$3,284	$3,025	9%
% of revenues	33.3%	33.6%	(30)bps	32.8%	32.9%	(10)bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 2% and 13% on a currency neutral basis during the second quarter and first six months of fiscal 2011, respectively. The increase for the second quarter was mainly driven by increased investment in digital demand creation and traditional advertising, while the increase for the first half of fiscal 2011 was driven primarily by a higher level of brand event spending in our first quarter of this fiscal year around the 2010 World Cup and World Basketball Festival.

Excluding changes in exchange rates, operating overhead expense increased 15% and 8% during the second quarter and first six months of fiscal 2011. The increase in both periods was primarily attributable to increased investment in our Direct-to-Consumer operations, higher wages and performance based compensation, and higher travel expense related to meetings and events as compared to a reduced level of spending in the prior year.

Other (income), net

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions)
Other (income), net	$(28)	$(12)	133%	$(21)	$(24)	-13%

Other (income), net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income), net did not have a significant impact on our income before income taxes for the second quarter of fiscal 2011 and decreased the growth of our income before income taxes by approximately $29 million for the first six months of fiscal 2011.

Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	Change	2010	2009	Change
Effective tax rate	25.0%	23.6%	140bps	25.5%	24.2%	130bps

For the second quarter and first six months of fiscal 2011, the increase in our effective tax rate was primarily driven by an increase in the percentage of total pre-tax income resulting from operations in the United States. The U.S. statutory rate is generally higher than the tax rate on operations outside the United States.

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

The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes (1)	2010	2009	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
North America	$1,701	$1,497	14%	13%	$3,604	$3,257	11%	10%
Western Europe	843	902	-7%	2%	1,899	2,007	-5%	4%
Central and Eastern Europe	223	208	7%	12%	486	463	5%	10%
Greater China	482	403	20%	18%	942	819	15%	14%
Japan	192	222	-14%	-21%	355	408	-13%	-19%
Emerging Markets	755	607	24%	19%	1,346	1,060	27%	21%
Global Brand Divisions	27	25	8%	24%	59	56	5%	14%

Total NIKE Brand	4,223	3,864	9%	10%	8,691	8,070	8%	9%
Other Businesses	631	556	13%	13%	1,324	1,160	14%	14%
Corporate(2)	(12)	(15)	20%	27%	2	(26)	—	—

Total NIKE consolidated revenues	$4,842	$4,405	10%	11%	$10,017	$9,204	9%	10%

(1)

Fiscal 2011 results have been restated using fiscal 2010 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

(2)

Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments but managed through our central foreign exchange risk management program, and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to these entities, which are used to record any non-functional currency revenues into the entity’s functional currency.

The breakdown of earnings before interest and taxes is as follows:

Earnings before interest and taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2010	2009	% Change	2010	2009	% Change
	(dollars in millions)
North America	$359	$290	24%	$805	$701	15%
Western Europe	141	175	-19%	420	464	-9%
Central and Eastern Europe	44	49	-10%	107	126	-15%
Greater China	174	125	39%	338	274	23%
Japan	36	45	-20%	63	80	-21%
Emerging Markets	194	171	13%	318	277	15%
Global Brand Divisions	(227)	(175)	-30%	(477)	(356)	-34%

Total NIKE Brand	721	680	6%	1,574	1,566	1%
Other Businesses	59	35	69%	168	122	38%
Corporate	(170)	(222)	23%	(378)	(513)	26%

Total NIKE consolidated earnings before interest and taxes	610	493	24%	1,364	1,175	16%
Interest expense, net	1	2	-50%	—	3	-100%

Total NIKE consolidated income before income taxes	$609	$491	24%	$1,364	$1,172	16%

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. As discussed in Note 11 — Operating Segments in the accompanying notes to unaudited condensed consolidated financial statements, certain corporate costs are not included in EBIT of our operating segments.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,083	$981	10%	10%	$2,372	$2,200	8%	8%
Apparel	538	441	22%	22%	1,053	885	19%	19%
Equipment	80	75	7%	4%	179	172	4%	3%

Total revenues	$1,701	$1,497	14%	13%	$3,604	$3,257	11%	10%

Earnings before interest and taxes	$359	$290	24%		$805	$701	15%

Excluding the changes in currency exchange rates, revenues for North America increased 13% for the second quarter and 10% for the first six months of fiscal 2011, driven by double-digit revenue growth in both our wholesale and Direct-to-Consumer businesses. North America’s Direct-to-Consumer business grew 17% in the second quarter and 16% in the first half of fiscal 2011, while comparable store sales grew 13% for both respective periods.

For the second quarter and the first six months of fiscal 2011, the increase in North America footwear revenue was primarily driven by double-digit growth in our Running, Men’s and Women’s Training, and Football categories.

The year-over-year increase in North America apparel revenues during the second quarter and first half of fiscal 2011 was primarily driven by increased demand in all key product categories, most notably in Men’s Training, Running and Basketball.

For the second quarter and first half of fiscal 2011, the increase in North America’s EBIT was primarily the result of revenue growth and improved selling and administrative expense leverage, partially off-set by a reduction in gross margins mainly due to increased air freight costs, which more than offset the favorable impact from fewer discounts on close-out sales.

On a currency neutral basis, future orders scheduled to be delivered from December 2010 to April 2011 were 16% higher compared to the same period in the prior year.

Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$499	$515	-3%	6%	$1,126	$1,150	-2%	8%
Apparel	297	323	-8%	0%	661	716	-8%	2%
Equipment	47	64	-27%	-20%	112	141	-21%	-12%

Total revenues	$843	$902	-7%	2%	$1,899	$2,007	-5%	4%

Earnings before interest and taxes	$141	$175	-19%		$420	$464	-9%

On a currency neutral basis, most markets in Western Europe reported revenue growth during the second quarter and first half of fiscal 2011. Revenues for the U.K. & Ireland, the largest market in Western Europe, grew 5% for the second quarter and 11% for the first half of the year.

Excluding changes in currency exchange rates, the increase in footwear revenue for the second quarter and the first half of fiscal 2011 was driven by strong growth in sales of Football and Running products.

On a currency neutral basis, revenue for apparel in the second quarter was flat and increased by 2% for the first six months of fiscal 2011. The growth for the first half of fiscal 2011 was primarily driven by double-digit revenue increases in the Football and Running product categories, which more than offset the decline in NIKE Brand Sportswear product sales.

For the second quarter and first half of fiscal 2011, the decrease in Western Europe’s EBIT was driven by less favorable foreign currency translation, higher selling and administrative expense and lower gross margins, all of which more than offset the increase in revenues. The increase in selling and administrative expense in the second quarter and first half of fiscal 2011 was primarily driven by higher operating overhead expenses as a result of an increase in travel expense related to meetings and events, investments in our Direct-to-Consumer business and normal wage inflation. Also contributing to the increase in selling and administrative expense for the first half of fiscal 2011 was a higher level of demand creation spending, mostly attributable to the 2010 World Cup which took place in the first quarter of fiscal 2011. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates and higher freight costs, which more than offset the favorable impact from fewer discounts on close-out sales.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from December 2010 through April 2011 were 3% higher compared to future orders in the prior year period, which included the favorable impact of orders for the 2010 World Cup.

Central and Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$120	$108	11%	17%	$266	$247	8%	14%
Apparel	88	85	4%	8%	180	174	3%	9%
Equipment	15	15	0%	0%	40	42	-5%	-5%

Total revenues	$223	$208	7%	12%	$486	$463	5%	10%

Earnings before interest and taxes	$44	$49	-10%		$107	$126	-15%

Economic conditions in Central and Eastern Europe have continued to show signs of gradual recovery, as most markets within the geography reported revenue growth during the second quarter and first half of fiscal 2011, led by Russia and Turkey.

The growth in footwear sales for the second quarter and first six months of fiscal 2011 was mainly driven by increased sales of our Football, Running and Action Sports products, while the growth in apparel revenue for both periods was primarily driven by increased sales of NIKE Brand Sportswear, Men’s Training and Running products.

For the second quarter and first half of fiscal 2011, the decrease in Central and Eastern Europe’s EBIT was primarily driven by less favorable foreign currency translation, lower gross margins and higher selling and administrative expense, which more than offset the increase in revenues. The decline in gross margin was mainly due to less favorable year-over-year standard currency rates and higher transportation costs, which more than offset the favorable impact from fewer full-price discounts. The increase in selling and administrative expense for the second quarter and first half of fiscal 2011 was mainly due to higher travel expense related to meetings and events. Also contributing to the increase in selling and administrative expense for the first half of fiscal 2011 was a higher level of demand creation spending, primarily around the 2010 World Cup which took place in the first quarter of fiscal 2011.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from December 2010 through April 2011 were 11% higher compared to future orders in the prior year period, which included the favorable impact of orders for the 2010 World Cup.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$264	$210	26%	24%	$510	$428	19%	18%
Apparel	191	170	12%	11%	373	338	10%	9%
Equipment	27	23	17%	13%	59	53	11%	11%

Total revenues	$482	$403	20%	18%	$942	$819	15%	14%

Earnings before interest and taxes	$174	$125	39%		$338	$274	23%

Excluding the changes in currency exchange rates, Greater China revenues increased 18% and 14% for the second quarter and first six months of fiscal 2011, respectively, driven by expansion in both the number of partner-owned stores selling NIKE products and an increase in same store sales for partner-owned stores.

For both the second quarter and first six months of fiscal 2011, the increase in footwear revenue was primarily driven by double-digit growth in the Running and Basketball product categories, while the increase in apparel revenue was mainly driven by Basketball, Men’s Training and NIKE Brand Sportswear products.

For the second quarter and first half of fiscal 2011, the increase in Greater China’s EBIT was driven by revenue growth and higher gross margins, which more than offset an increase in selling and administrative expense. The improvement in gross margin was primarily attributable to a reduction in import duties, improved product pricing, less inventory obsolescence expense and fewer close-out sales. The increase in selling and administrative expense in the second quarter and first half of fiscal 2011 was primarily driven by increased investment in our Direct-to-Consumer business and travel expense related to meetings and events. Also contributing to the increase in selling and administrative expense for the first half of fiscal 2011 was a higher level of demand creation spending related to the 2010 World Cup which took place in the first quarter of fiscal 2011.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from December 2010 through April 2011 were 14% higher compared to the same period in the prior year.

Japan

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$93	$103	-10%	-17%	$179	$201	-11%	-17%
Apparel	85	98	-13%	-20%	145	165	-12%	-19%
Equipment	14	21	-33%	-38%	31	42	-26%	-31%

Total revenues	$192	$222	-14%	-21%	$355	$408	-13%	-19%

Earnings before interest and taxes	$36	$45	-20%		$63	$80	-21%

Macroeconomic conditions in Japan remained difficult. Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined, driven by decreases across all key product categories.

The decrease in Japan’s EBIT for the second quarter and first six months of fiscal 2011 was primarily due to lower revenues, partially offset by improved gross margins. The improvement in gross margins was primarily driven by favorable year-over-year standard currency rates and favorable impact from fewer close-out sales, which more than offset the decrease in in-line product margins.

Throughout the remainder of fiscal 2011, we anticipate market conditions in Japan to remain challenging. On a currency-neutral basis, future orders scheduled to be delivered from December 2010 through April 2011 were 5% lower compared to the same period in the prior year.

Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$521	$405	29%	23%	$925	$704	31%	26%
Apparel	183	158	16%	11%	332	274	21%	15%
Equipment	51	44	16%	9%	89	82	9%	2%

Total revenues	$755	$607	24%	19%	$1,346	$1,060	27%	21%

Earnings before interest and taxes	$194	$171	13%		318	277	15%

For both the second quarter and first half of fiscal 2011, most territories in the Emerging Markets geography reported double-digit revenue growth on a currency neutral basis, led by Brazil, Mexico, Argentina and Korea.

For the second quarter and first six months of fiscal 2011, footwear revenue growth was primarily driven by strong demand in all NIKE Brand product categories, most notably NIKE Brand Sportswear and Running.

The increase in Emerging Markets’ EBIT for the second quarter and first half of fiscal 2011 was primarily the result of revenue growth, which more than offset a decline in gross margin percentage and an increase in selling and administrative expense. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates, which more than offset the increase in in-line product margins and favorable impact from fewer close-out sales. The increase in selling and administrative expense was primarily due to an increase in demand creation expense related to brand events in the second quarter and the 2010 World Cup for the first six months of fiscal 2011.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from December 2010 through April 2011 were 15% higher compared to future orders in the prior year period, which included the favorable impact of orders for the 2010 World Cup.

Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$27	$25	8%	24%	$59	$56	5%	14%
(Loss) before interest and taxes	(227)	(175)	-30%		(477)	(356)	-34%

Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and demand creation and operating overhead expenses that are centrally managed for the NIKE Brand.

For the second quarter and first half of fiscal 2011, the increase in Global Brand Division’s loss before interest and taxes was primarily due to an increase in both centrally managed demand creation expense and operating overhead expense. The increase in demand creation expense for the second quarter was primarily due to a higher level of investment in digital demand creation along with increased spending on traditional advertising. The increase in demand creation expense for the first half of fiscal 2011 was driven by a higher level of brand event spending around the 2010 World Cup and World Basketball Festival as well as increased investments in sports marketing and traditional advertising. The increase in operating overhead expense for both the second quarter and first half of fiscal 2011 was primarily due to increased travel expense related to meetings and events, higher wages and performance-based compensation.

Other Businesses

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$631	$556	13%	13%	$1,324	$1,160	14%	14%
Earnings before interest and taxes	59	35	69%		168	122	38%

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. For the second quarter and first half of fiscal 2011, revenues for each of our other businesses were higher, reflective of double-digit growth at Cole Haan, Converse, Hurley and Umbro.

For the second quarter and first six months of fiscal 2011, EBIT for our Other Businesses grew as a result of revenue growth and improved gross margins and selling and administrative expense leverage. The increase in gross margins was mainly driven by an increase in in-line product margins, an increase in Direct-to-Consumer revenues as a percentage of total revenues and favorable impact from fewer close-out sales.

Corporate

	Three Months Ended November 30,				Six Months Ended November 30,
	2010	2009	% Change	% Change Excluding Currency Changes	2010	2009	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$(12)	$(15)	20%	27%	$2	$(26)	—	—
(Loss) before interest and taxes	(170)	(222)	23%		(378)	(513)	26%

Corporate revenues primarily consist of (1) foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments but managed through our central foreign exchange risk management program and (2) foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to these entities, which are used to record any non-functional currency revenues into the entity’s functional currency.

Corporate’s loss before interest and taxes consists of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to our corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including certain hedge gains and losses, corporate eliminations and other items. In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results include all other foreign currency hedge results generated through our centrally managed foreign exchange risk management program, other conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE Brand geographic operating segments, which are used to record any non-functional currency product purchases into the entity’s functional currency.

For the second quarter and first half of fiscal 2011, the decrease in Corporate’s loss before interest and taxes was primarily driven by year-over-year net foreign currency gains generated by our centrally managed foreign exchange risk management program. Also contributing to the decrease in Corporate’s loss before interest and taxes for the first six months of fiscal 2011 was a $67 million year-over-year reduction in stock options expense primarily due to a change in accelerated vesting provisions that took effect in the first quarter of fiscal 2011 and a lower estimated fair value for stock options granted in the current year. These benefits more than offset an increase in corporate operating overhead expenses, primarily driven by higher wages and performance based compensation.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the United States, in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as sales, purchases and intercompany transactions denominated in non-functional currencies, and the translation into U.S. dollars of foreign currency denominated results of operations, financial position and cash flows. Our primary foreign currency exposures are related to U.S. dollar transactions at wholly-owned foreign subsidiaries, as well as transactions and translation of results denominated in Euros, British Pounds, Chinese Renminbi and Japanese Yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis, to address those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and by hedging remaining material exposures, where practical, using derivative instruments such as forward contracts and options. Our hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative instruments for speculative trading purposes.

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, both of which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-Functional Currency Assets and Liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other (income), net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of November 30, 2010, we used currency forward contracts and options with maturities up to 18 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at November 30, 2010 and May 31, 2010 was $82 million and $206 million in assets and $46 million and $25 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. Any ineffective portion is immediately recognized in earnings as a component of other (income), net. Ineffectiveness was not material for the three and six months ended November 30, 2010 or 2009.

        Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is immediately recognized in other (income), net and is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability being hedged. The fair value of these instruments at November 30, 2010 and May 31, 2010 was $23 million and $104 million in assets and $51 million and $140 million in liabilities, respectively.

Refer to Note 10 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation (detriment) benefit of approximately ($33) million and ($4) million, respectively, for the three months ended November 30, 2010 and approximately $3 million and $9 million, respectively, for the three months ended November 30, 2009. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation (detriment) of approximately ($127) million and ($36) million, respectively for the six months ended November 30, 2010 and approximately ($263) million and ($46) million, respectively, for the six months ended November 30, 2009.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at November 30, 2010 was $28 million in assets and $15 million in liabilities. At May 31, 2010 the fair value was $78 million in assets. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income), net did not have a significant impact on our income before income taxes for the second quarter of fiscal 2011 and an unfavorable impact of approximately $29 million on our income before income taxes for the first six months of fiscal 2011.

Refer to Note 10 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at November 30, 2010 was $26 million in assets and $1 million in liabilities. At May 31, 2010, the fair value was $32 million in assets. Cash flows from net investment hedge settlements totaled ($12) million and ($67) million for the six month periods ended November 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $647 million for the first six months of fiscal 2011 compared to $1,377 million for the first six months of fiscal 2010. Our primary source of operating cash flow for the first half of fiscal 2011 was net income of $1,016 million. Our working capital was a net cash outflow of $591 million for the first six months of fiscal 2011 as compared to a positive net cash flow of $180 million for the first half of fiscal 2010. Our investments in working capital increased during the first six months of fiscal 2011 primarily due to an increase in inventory and higher accounts receivable.

After six consecutive quarters of year-over-year decline, inventory at the end of the second quarter of fiscal 2011 increased 8% compared to the second quarter of fiscal 2010, primarily driven by an 11% growth in futures orders. The increase in accounts receivable was mainly attributable to the increase in revenues during the second quarter of fiscal 2011.

Cash used by investing activities was $1,171 million during the first six months of fiscal 2011, compared to $1,065 million for the same period in fiscal 2010. The year-over-year increase was primarily due to net purchases of short-term investments of $964 million (net of sales and maturities) in the first half of fiscal 2011 compared to $831 million in net purchases of short-term investments during the first half of fiscal 2010.

Cash used by financing activities was $796 million for the first six months of fiscal 2011 compared to $506 million used in the first six months of fiscal 2010. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases, which more than offset higher payments on our notes payable in the prior year.

In the first six months of fiscal 2011, we purchased 10.8 million shares of NIKE’s Class B common stock for $797 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors in September 2008 and as of the end of the second quarter of fiscal 2011, we have repurchased 17.4 million shares for $1,251 million under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the second quarter of fiscal 2011 were $0.31, compared to $0.27 in the second quarter of fiscal 2010.

Contractual Obligations

As a result of additions to endorsement contracts and payments made on outstanding service agreements, our endorsements and other commitments have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2010.

Obligations under endorsements and other commitments as of November 30, 2010 are as follows:

	Cash Payments due during the fiscal year ending May 31,
	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Endorsements(1)	$389	$704	$716	$656	$540	$1,269	$4,274
Other commitments(2)	182	122	123	10	3	1	441

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

(2)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of November 30, 2010.

Other than the changes reported above, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

The total liability for uncertain tax positions was $278 million, excluding related interest and penalties, at November 30, 2010. We are not able to reasonably estimate when or if cash payments relating to the long-term liability for uncertain tax positions will occur.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of November 30, 2010, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2011 depending on general corporate needs.

As of November 30, 2010, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of November 30, 2010, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of November 30, 2010, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2011 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2010.

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2010 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
September 1 - 30, 2010	1,712,600	$75.10	1,712,600
October 1 - 31, 2010	400,000	$81.52	400,000	$3,900
November 1 - 30, 2010	1,420,600	$83.38	1,420,600	$3,868

Total	3,533,200		3,533,200	$3,749

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: January 6, 2011