Form 10-Q
period 2011-02-28
NIKE INC
filed 2011-04-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2011

Commission file number-001-10635

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of February 28, 2011 were:

Class A	89,989,448
Class B	384,140,491

474,129,939

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2011	May 31, 2010
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,132	$3,079
Short-term investments (Note 5)	2,333	2,067
Accounts receivable, net	2,985	2,650
Inventories (Note 2)	2,536	2,041
Deferred income taxes (Note 6)	286	249
Prepaid expenses and other current assets (Note 10)	513	873

Total current assets	10,785	10,959

Property, plant and equipment	4,804	4,390
Less accumulated depreciation	2,747	2,458

Property, plant and equipment, net	2,057	1,932

Identifiable intangible assets, net (Note 3)	472	467
Goodwill (Note 3)	194	188
Deferred income taxes and other long-term assets (Note 6 and 10)	970	873

Total assets	$14,478	$14,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$198	$7
Notes payable	139	139
Accounts payable	1,147	1,255
Accrued liabilities (Note 4)	1,745	1,904
Income taxes payable (Note 6)	113	59

Total current liabilities	3,342	3,364

Long-term debt	276	446
Deferred income taxes and other long-term liabilities (Note 6 and 10)	958	855
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90.0 and 90.0 million shares outstanding	—	—
Class B - 384.1 and 394.0 million shares outstanding	3	3
Capital in excess of stated value	3,839	3,441
Accumulated other comprehensive income (Note 7)	106	215
Retained earnings	5,954	6,095

Total shareholders’ equity	9,902	9,754

Total liabilities and shareholders’ equity	$14,478	$14,419

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$5,079	$4,733	$15,096	$13,937
Cost of sales	2,752	2,515	8,142	7,543

Gross margin	2,327	2,218	6,954	6,394

Demand creation expense	578	563	1,831	1,690
Operating overhead expense	1,059	1,000	3,090	2,898

Total selling and administrative expense	1,637	1,563	4,921	4,588

Other (income), net	(17)	(8)	(38)	(32)
Interest expense, net	—	1	—	4

Income before income taxes	707	662	2,071	1,834

Income tax expense (Note 6)	184	165	532	449

Net income	$523	$497	$1,539	$1,385

Basic earnings per common share (Note 9)	$1.10	$1.02	$3.22	$2.85

Diluted earnings per common share (Note 9)	$1.08	$1.01	$3.16	$2.81

Dividends declared per common share	$0.31	$0.27	$0.89	$0.79

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended February 28,
	2011	2010
	(in millions)
Cash provided by operations:
Net income	$1,539	$1,385
Income charges (credits) not affecting cash:
Depreciation	249	240
Deferred income taxes	(70)	74
Stock-based compensation	78	138
Amortization and other	11	22
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(170)	89
(Increase) decrease in inventories	(399)	215
Decrease (increase) in prepaid expenses and other assets	8	(36)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(276)	(238)

Cash provided by operations	970	1,889

Cash used by investing activities:
Purchases of investments	(6,029)	(2,430)
Maturities of investments	3,129	1,346
Sales of investments	2,618	406
Additions to property, plant and equipment	(303)	(240)
Proceeds from the sale of property, plant and equipment	1	10
Increase in other assets and liabilities, net	(10)	(7)
Settlement of net investment hedges	(8)	(49)

Cash used by investing activities	(602)	(964)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(6)	(31)
(Decrease) in notes payable	(5)	(237)
Proceeds from exercise of stock options and other stock issuances	279	223
Excess tax benefits from share-based payment arrangements	54	37
Repurchase of common stock	(1,252)	(526)
Dividends on common stock	(408)	(375)

Cash used by financing activities	(1,338)	(909)

Effect of exchange rate changes on cash	23	(82)

Net decrease in cash and equivalents	(947)	(66)
Cash and equivalents, beginning of period	3,079	2,291

Cash and equivalents, end of period	$2,132	$2,225

Supplemental disclosure of cash flow information:

Dividends declared and not paid	$147	$131

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“US GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2011 are not necessarily indicative of results to be expected for the entire year.

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

NOTE 2 - Inventories:

Inventory balances of $2,536 million and $2,041 million at February 28, 2011 and May 31, 2010, respectively, were substantially all finished goods.

NOTE 3 - Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at February 28, 2011 and May 31, 2010:

	February 28, 2011			May 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$76	$(24)	$52	$69	$(21)	$48
Trademarks	43	(23)	$20	40	(18)	22
Other	34	(21)	13	32	(18)	14

Total	$153	$(68)	$85	$141	$(57)	$84

Unamortized intangible assets- Trademarks			$387			$383

Identifiable intangible assets, net			$472			$467

	February 28, 2011			May 31, 2010
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$393	$(199)	$194	$387	$(199)	$188

The effect of foreign exchange fluctuations for the nine month period ended February 28, 2011 increased unamortized intangible assets and goodwill by approximately $4 million and $6 million, respectively, resulting from the weakening of the U.S. dollar in relation to the British Pound.

Amortization expense, which is included in selling and administrative expense, was $4 million and $3 million for the three month periods ended February 28, 2011 and 2010, respectively, and $11 million and $10 million for the nine month periods ended February 28, 2011 and 2010, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2011 and each of the years ending May 31, 2012 through May 31, 2015 are as follows: $4 million; 2012: $14 million; 2013: $12 million; 2014: $10 million; 2015: $6 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	February 28, 2011	May 31, 2010
	(in millions)
Compensation and benefits, excluding taxes	$501	$599
Endorsee compensation	210	267
Taxes other than income taxes	210	158
Advertising and marketing	157	125
Dividends payable	147	131
Fair value of derivatives	145	164
Import and logistics costs	92	80
Other(1)	283	380

Total accrued liabilities	$1,745	$1,904

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at February 28, 2011 and May 31, 2010.

NOTE 5 - Fair Value Measurements:

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2011 and May 31, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	February 28, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$62	$—	$62	Other current assets and other long-term assets
Interest rate swap contracts	—	14	—	14	Other long-term assets

Total derivatives	—	76	—	76
Available-for-sale securities:
U.S. Treasury securities	609	—	—	609	Cash and equivalents
Commercial paper and bonds	—	332	—	332	Cash and equivalents
Money market funds	—	420	—	420	Cash and equivalents
U.S. Treasury securities	1,337	—	—	1,337	Short-term investments
U.S. agency securities	—	262	—	262	Short-term investments
Commercial paper and bonds	—	734	—	734	Short-term investments

Total available-for-sale securities	1,946	1,748	—	3,694

Total Assets	$1,946	$1,824	$—	$3,770

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$164	$—	$164	Accrued liabilities and other long- term liabilities

Total Liabilities	$—	$164	$—	$164

	May 31, 2010
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$420	$—	$420	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	435	—	435
Available-for-sale securities:
U.S. Treasury securities	1,232	—	—	1,232	Cash and equivalents
Commercial paper and bonds	—	462	—	462	Cash and equivalents
Money market funds	—	685	—	685	Cash and equivalents
U.S. Treasury securities	1,085	—	—	1,085	Short-term investments
U.S. agency securities	—	298	—	298	Short-term investments
Commercial paper and bonds	—	684	—	684	Short-term investments

Total available-for-sale securities	2,317	2,129	—	4,446

Total Assets	$2,317	$2,564	$—	$4,881

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	165	$—	165	Accrued liabilities and other long- term liabilities

Total Liabilities	$—	$165	$—	$165

Derivative financial instruments include foreign currency forwards and option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at February 28, 2011 or May 31, 2010.

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

As of February 28, 2011 and May 31, 2010, the Company had no Level 3 financial assets and liabilities and no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of February 28, 2011 and May 31, 2010, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of February 28, 2011, the Company held $2,024 million of available-for-sale securities with maturity dates within one year and $309 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2010, the Company held $1.9 billion of available-for-sale securities with maturity dates within one year and $167 million with maturity dates over one year and less than five years within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	February 28, 2011	May 31, 2010
	(in millions)
Available-for-sale investments:
U.S. Treasury and agencies	$1,599	$1,383
Corporate commercial paper and bonds	734	684

Total available-for-sale investments	$2,333	$2,067

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $483 million at February 28, 2011 and $453 million at May 31, 2010.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 25.7% and 24.5% for the nine months ended February 28, 2011 and 2010, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in the percentage of pre-tax income related to operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States. This increase was partially offset by a benefit from the retroactive reinstatement of the federal research and development credit. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D credit, retroactive to January 1, 2010.

As of February 28, 2011, total gross unrecognized tax benefits, excluding related interest and penalties, were $273 million, $155 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2010, total gross unrecognized tax benefits, excluding interest and penalties, were $282 million, $158 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $12 million during the nine months ended February 28, 2011. As of February 28, 2011, accrued interest and penalties related to uncertain tax positions was $93 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2008, and is currently under examination by the Internal Revenue Service (IRS) for the 2009 and 2010 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2000 and fiscal 2004, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $62 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in millions)
Net income	$523	$497	$1,539	$1,385
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other (net of tax (expense) benefit of ($38) million, $66 million, ($89) million and $11 million, respectively)	76	(136)	180	(51)
Changes due to cash flow hedging instruments:
Net (loss) gain on hedge derivatives (net of tax benefit (expense) of $27 million, ($55) million, $65 million, and $5 million, respectively)	(89)	155	(164)	(1)
Reclassification to net income of previously deferred (gains) related to hedge derivative instruments (net of tax expense of $2 million, $0 million, $28 million, and $32 million, respectively)	(9)	(3)	(86)	(93)
Reclassification of ineffective hedge (gains) to net income(1) (net of tax expense of $1 million for the nine month period ended February 28, 2010)	—	—	—	(4)
Changes due to net investment hedges:
Net (loss) gain on hedge derivatives (net of tax benefit (expense) of $11 million, ($30) million, $19 million and ($8) million, respectively)	(23)	62	(39)	16

Other comprehensive income (loss):	(45)	78	(109)	(133)

Total comprehensive income	$478	$575	$1,430	$1,252

(1)	Refer to Note 10 - Risk Management and Derivatives for additional detail.

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in millions)
Stock Options(1)	$21	$16	$56	$118
ESPPs	3	4	11	12
Restricted Stock	4	3	11	8

Total stock-based compensation expense	$28	$23	$78	$138

(1)

Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. In the first quarter of fiscal 2011, the Company changed the accelerated vesting provisions of its stock option plan. Under the new provisions, accelerated stock option expense for the three and nine month periods ended February 28, 2011 was $3 million and $9 million, respectively. The accelerated stock option expense for the three and nine month periods ended February 28, 2010 was $1 million and $73 million, respectively.

As of February 28, 2011, the Company had $131 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 2.5 years.

The weighted average fair value per share of the options granted during the nine months ended February 28, 2011 and 2010 as computed using the Black-Scholes pricing model was $17.67 and $23.42, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 28,
	2011	2010
Dividend yield	1.6%	1.9%
Expected volatility	31.5%	57.8%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.7%	2.5%

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

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.2 million shares of common stock were outstanding for both the three and nine month periods ended February 28, 2011 and 2010, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	475.3	484.4	477.6	485.8
Assumed conversion of dilutive stock options and awards	10.2	7.9	10.1	7.5

Diluted weighted average common shares outstanding	485.5	492.3	487.7	493.3

Basic earnings per common share	$1.10	$1.02	$3.22	$2.85
Diluted earnings per common share	$1.08	$1.01	$3.16	$2.81

NOTE 10 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these non-designated instruments of recorded balance sheet positions are recognized immediately in other (income), net, on the income statement together with the transaction gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

The majority of derivatives outstanding as of February 28, 2011 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 28, 2011 was $7 billion, which is primarily comprised of cash flow hedges denominated in Euros, British Pounds and Japanese Yen.

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of February 28, 2011 and the condensed consolidated balance sheet as of May 31, 2010:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	February 28, 2011	May 31, 2010	Balance Sheet Location	February 28, 2011	May 31, 2010
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$29	$316	Accrued liabilities	$102	$25

Foreign exchange forwards and options	Deferred income taxes and other long-term assets	1	—	Deferred income taxes and other long-term liabilities	18	—

Interest rate swap contracts	Deferred income taxes and other long-term assets	14	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		44	331		120	25

Derivatives not formally designated as hedging instruments:

Foreign exchange forwards and options	Prepaid expenses and other current assets	31	104	Accrued liabilities	43	139

Foreign exchange forwards and options	Deferred income taxes and other long-term assets	1	—	Deferred income taxes and other long-term liabilities	1	1

Total derivatives not formally designated as hedging instruments		32	104		44	140

Total derivatives		$76	$435		$164	$165

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three and nine month periods ended February 28, 2011 and 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011		Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(52)	$(48)	Revenue	$(7)	$(30)
Foreign exchange forwards and options	(45)	(131)	Cost of sales	14	101
Foreign exchange forwards and options	(2)	(3)	Selling and administrative expense	—	1
Foreign exchange forwards and options	(17)	(47)	Other (income), net	4	42

Total designated cash flow hedges	$(116)	$(229)		$11	$114
Derivatives designated as net investment hedges:

Foreign exchange forwards and options	$(34)	$(58)	Other (income), net	$—	$—

(1)	For the three and nine month periods ended February 28, 2011, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other (income), net.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010		Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(8)	$(11)	Revenue	$7	$46
Foreign exchange forwards and options	159	(11)	Cost of sales	(6)	46
Foreign exchange forwards and options	—	1	Selling and administrative expense	—	—
Foreign exchange forwards and options	59	15	Other (income), net	2	38

Total designated cash flow hedges	$210	$(6)		$3	$130

Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$92	$24	Other (income), net	$—	$—

(1)	For the three and nine month periods ended February 28, 2010, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other (income), net.

	Amount of Gain (Loss) recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28, 2011	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2011	Nine Months Ended February 28, 2010
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$2	$2	$5	$7	Interest expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$3	$(4)	$(28)	$(73)	Other (income), net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three and nine month periods ended February 28, 2011 and 2010.

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

As of February 28, 2011, $41 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2011, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 16 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income), net. Ineffectiveness was not material for the three and nine month periods ended February 28, 2011 and 2010.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of February 28, 2011, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three and nine month periods ended February 28, 2011 and 2010.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine month periods ended February 28, 2011 and 2010.

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

Certain of the Company’s derivative instruments contain credit risk related contingent features. As of February 28, 2011, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at February 28, 2011 was $122 million. The Company was not required to post any collateral as a result of these contingent features.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2011	2010	2011	2010
	(in millions)
Net Revenues
North America	$1,835	$1,679	$5,439	$4,936
Western Europe	907	929	2,806	2,936
Central and Eastern Europe	251	239	737	702
Greater China	554	458	1,496	1,277
Japan	195	213	550	621
Emerging Markets	643	542	1,989	1,602
Global Brand Divisions	28	22	87	78

Total NIKE Brand	4,413	4,082	13,104	12,152
Other Businesses	663	655	1,987	1,815
Corporate	3	(4)	5	(30)

Total NIKE Consolidated Net Revenues	$5,079	$4,733	$15,096	$13,937

Earnings Before Interest and Taxes
North America	$423	$403	$1,228	$1,104
Western Europe	161	199	581	663
Central and Eastern Europe	57	46	164	172
Greater China	213	176	551	450
Japan	31	40	94	120
Emerging Markets	173	127	491	404
Global Brand Divisions	(245)	(234)	(722)	(590)

Total NIKE Brand	813	757	2,387	2,323
Other Businesses	85	105	253	227
Corporate	(191)	(199)	(569)	(712)

Total NIKE Consolidated Earnings Before Interest and Taxes	707	663	2,071	1,838

Interest expense, net	—	1	—	4

Total NIKE Consolidated Income Before Income Taxes	$707	$662	$2,071	$1,834

	February 28, 2011	May 31, 2010
	(in millions)
Accounts Receivable, net
North America	$1,047	$848
Western Europe	475	402
Central and Eastern Europe	291	271
Greater China	111	129
Japan	124	167
Emerging Markets	449	350
Global Brand Divisions	24	22

Total NIKE Brand	2,521	2,189
Other Businesses	440	442
Corporate	24	19

Total NIKE Consolidated Accounts Receivable, net	$2,985	$2,650

Inventories
North America	$955	$768
Western Europe	376	347
Central and Eastern Europe	140	102
Greater China	126	104
Japan	95	68
Emerging Markets	364	285
Global Brand Divisions	21	20

Total NIKE Brand	2,077	1,694
Other Businesses	459	347
Corporate	—	—

Total NIKE Consolidated Inventories	$2,536	$2,041

Property, Plant and Equipment, net
North America	$326	$325
Western Europe	323	282
Central and Eastern Europe	12	11
Greater China	175	146
Japan	359	333
Emerging Markets	54	48
Global Brand Divisions	102	99

Total NIKE Brand	1,351	1,244
Other Businesses	164	167
Corporate	542	521

Total NIKE Consolidated Property, Plant and Equipment, net	$2,057	$1,932

NOTE 12 - Commitments and Contingencies:

At February 28, 2011, the Company had letters of credit outstanding totaling $77 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NOTE 13 – Subsequent Events:

On March 11, 2011 an earthquake occurred off the northeast coast of Japan. The Company’s organization and assets in Japan were not materially damaged by the earthquake and resultant tsunami. However, the implications of these events and the resulting damage to the nation’s infrastructure, consumer confidence, and overall economy remain unclear. While we cannot yet fully assess the impact, we do anticipate there will be a negative impact on our revenues and profits for our Japan businesses throughout the remainder of fiscal 2011 and into fiscal 2012.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the third quarter of fiscal 2011, our revenues increased 7% to $5.1 billion, net income increased 5% to $523 million and we delivered diluted earnings per share of $1.08, a 7% increase compared to the third quarter of fiscal 2010.

Income before income taxes increased 7% for the third quarter primarily as a result of the increase in revenues and selling and administrative expense leverage, partially offset by a decrease in the gross margin percentage. The increase in revenues is reflective of increased demand for NIKE Brand footwear and apparel across most businesses, particularly in the North America, Greater China and Emerging Markets geographies. The decrease in our gross margin percentage was primarily driven by the negative impact of higher product input costs, increased transportation expenses and a lower mix of licensee revenue in our Other Businesses. These factors more than offset the positive impact from the growth and expanding profitability of our NIKE Brand Direct-to-Consumer business, and fewer close-out sales.

Net income and diluted earnings per share for the third quarter were negatively affected by a year-over-year 110 basis point increase in our effective tax rate, driven primarily by an increase in the percentage of total pre-tax income earned from operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States. Diluted earnings per share grew faster than net income due to a one percent decline in the weighted average number of diluted common shares outstanding primarily driven by shares repurchased during fiscal 2011.

Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
	2011	2010	% Change	2011	2010	% Change
	(dollars in millions, except per share data)
Revenues	$5,079	$4,733	7%	$15,096	$13,937	8%
Cost of sales	2,752	2,515	9%	8,142	7,543	8%

Gross margin	2,327	2,218	5%	6,954	6,394	9%
Gross margin %	45.8%	46.9%		46.1%	45.9%
Demand creation expense	578	563	3%	1,831	1,690	8%
Operating overhead expense	1,059	1,000	6%	3,090	2,898	7%

Total selling and administrative expense	1,637	1,563	5%	4,921	4,588	7%
% of revenue	32.2%	33.0%		32.6%	32.9%
Income before income taxes	707	662	7%	2,071	1,834	13%
Net income	523	497	5%	1,539	1,385	11%
Diluted earnings per share	1.08	1.01	7%	3.16	2.81	12%

Consolidated Operating Results

Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes (1)	2011	2010	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
Revenues	$5,079	$4,733	7%	8%	$15,096	$13,937	8%	9%

(1)

Fiscal 2011 results have been restated using fiscal 2010 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 8% for the third quarter and 9% for the first nine months of fiscal 2011, driven by increases in revenues for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 9% for both the third quarter and year-to-date periods, while revenues for our Other Businesses increased 1% for the third quarter and 10% for the year-to-date period. On a currency neutral basis, every NIKE Brand geography except Japan delivered higher revenues for both the third quarter and first nine months of fiscal 2011. Our North America geography contributed approximately 4 percentage points to the NIKE Brand revenue increase for the third quarter and first nine months of fiscal 2011. Our Emerging Markets geography contributed approximately 2 and 3 percentage points to the NIKE Brand revenue increase for the third quarter and the year-to-date period, respectively, while our China geography contributed 2 percentage points for both respective periods.

By product group and excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue increased 8% and 13%, respectively, while NIKE Brand equipment revenues declined 3% during the third quarter of fiscal 2011. For the first nine months of fiscal 2011, NIKE Brand footwear and apparel revenues each increased 10%, while NIKE Brand equipment revenues declined 3%. The increase in NIKE Brand footwear revenue for both the third quarter and first nine months of fiscal 2011 was attributable to a mid single-digit percentage increase in unit sales along with a low single-digit percentage increase in the average selling price per pair. The increase in unit sales was primarily driven by double-digit percentage growth in Running, Football, Men’s and Women’s Training and Action Sports’ products, while the increase in average selling price per pair was primarily driven by price increases on selected products and fewer close-outs as a percentage of total sales. For NIKE Brand apparel, the increase in revenue for both the third quarter and year-to-date period was primarily driven by a double-digit percentage increase in unit sales, while the average selling price per unit for both periods was relatively flat. The increase in unit sales was driven by increased demand in all key categories.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to see momentum in our Direct-to-Consumer operations. On a currency neutral basis, our Direct-to-Consumer revenues grew 18% for the third quarter and 14% for the first nine months of fiscal 2011 as we continue to expand our store network and gain improvements in comparable store sales. Comparable store sales grew 11% for the third quarter and 10% for the first nine months of fiscal 2011. Our NIKE Brand Direct-to-Consumer operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year.

Revenues for our Other Businesses include results from Cole Haan, Converse Inc., Hurley International LLC, NIKE Golf and Umbro Ltd. Excluding the impact of currency changes, revenues for these businesses increased by 1% in the third quarter of fiscal 2011, reflecting double-digit percentage revenue growth at Converse and Cole Haan, and single-digit growth at Hurley, which more than offset the revenue declines at Umbro and NIKE Golf. For the year-to-date period, revenues for these businesses increased 10%, driven by double-digit percentage revenue growth at Converse, Cole Haan and Hurley.

Futures Orders

Translated into US dollars at prior year exchange rates, futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from March 2011 through July 2011 were 9% higher than the orders reported for the comparable prior year period. This futures growth was primarily driven by increases in unit sales volume for both footwear and apparel products. Future orders increased 11% when translated at forecasted exchange rates for the next five months, which approximate current spot rates.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, and because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct-to-Consumer operations, and sales from our Other Businesses.

Gross Margin

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	Change		2011	2010	Change
	(dollars in millions)
Gross margin	$2,327	$2,218	5%		$6,954	$6,394	9%
Gross margin %	45.8%	46.9%	(110	) bps	46.1%	45.9%	20	bps

For the third quarter of fiscal 2011, consolidated gross margin percentage was 110 basis points lower than the prior year. The primary factors contributing to this decrease were as follows:

•	Higher product input costs across most businesses;

•	Increased transportation costs, including air and ocean freight costs, primarily driven by the North America, Western Europe, and Central and Eastern Europe geographies; and

•	A lower mix of licensee revenue in our Other Businesses as a percentage of total revenue.

Together, these factors decreased consolidated gross margins by approximately 200 basis points for the third quarter. These decreases were partially offset by the positive impact from the growth and expanding profitability of our NIKE Brand Direct-to-Consumer business, fewer close-out sales and favorable impacts from our ongoing cost initiatives.

For the first nine months of fiscal 2011, our consolidated gross margin percentage was 20 basis points higher than the prior year, as the favorable impact from the growth and expanding profitability of our NIKE Brand Direct-to-Consumer business and fewer close-out sales more than offset the unfavorable factors listed above for the third quarter of fiscal 2011.

For the remainder of fiscal 2011, we anticipate that our gross margins will continue to face increasing pressure from macroeconomic factors, including rising product input costs and unfavorable currency rates, as well as higher freight costs as we work with our suppliers to meet increasing demand on select products.

Selling and Administrative Expense

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	Change		2011	2010	Change
	(dollars in millions)
Demand creation expense(1)	$578	$563	3%		$1,831	$1,690	8%
Operating overhead expense	1,059	1,000	6%		3,090	2,898	7%

Total selling and administrative expense	$1,637	$1,563	5%		$4,921	$4,588	7%

% of revenues	32.2%	33.0%	(80	) bps	32.6%	32.9%	(30	) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 4% and 10% on a currency neutral basis during the third quarter and first nine months of fiscal 2011, respectively. The increase for the third quarter was mainly driven by spending around key product initiatives and investments in retail product presentation with wholesale customers, while the increase for the first nine months of fiscal 2011 was driven primarily by a higher level of brand event spending around the 2010 World Cup and World Basketball Festival in the first quarter of this fiscal year.

Excluding changes in exchange rates, operating overhead expense increased 6% and 7% during the third quarter and first nine months of fiscal 2011, respectively. The increase in both periods was primarily attributable to increased investment in our Direct-to-Consumer operations, higher wages and travel expense related to meetings and events as compared to a reduced level of spending in the prior year.

Other (income), net

	Three Months Ended February 28,			Nine Months Ended February 28,
	2011	2010	% Change	2011	2010	% Change
	(dollars in millions)
Other (income), net	$(17)	$(8)	113%	$(38)	$(32)	19%

Other (income), net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income), net did not have a significant impact on our income before income taxes for the third quarter of 2011 and had an unfavorable impact of approximately $36 million on our income before income taxes for the first nine months of 2011.

Income Taxes

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	Change		2011	2010	Change
Effective tax rate	26.0%	24.9%	110	bps	25.7%	24.5%	120	bps

For the third quarter and first nine months of fiscal 2011, the increase in our effective tax rate was primarily driven by an increase in the percentage of total pre-tax income resulting from operations in the United States. The U.S. statutory rate is generally higher than the tax rate on operations outside the United States. This increase was partially offset by a benefit from the retroactive reinstatement of the federal research and development credit. The Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D credit, retroactive to January 1, 2010.

We expect our effective tax rate for fiscal 2011 to be in-line with our third quarter year-to-date rate.

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

The breakdown of net revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes (1)	2011	2010	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
North America	$1,835	$1,679	9%	9%	$5,439	$4,936	10%	10%
Western Europe	907	929	-2%	6%	2,806	2,936	-4%	5%
Central and Eastern Europe	251	239	5%	11%	737	702	5%	11%
Greater China	554	458	21%	18%	1,496	1,277	17%	15%
Japan	195	213	-8%	-16%	550	621	-11%	-18%
Emerging Markets	643	542	19%	15%	1,989	1,602	24%	19%
Global Brand Divisions	28	22	27%	23%	87	78	12%	17%

Total NIKE Brand	4,413	4,082	8%	9%	13,104	12,152	8%	9%
Other Businesses	663	655	1%	1%	1,987	1,815	9%	10%
Corporate(2)	3	(4)	—	—	5	(30)	—	—

Total NIKE consolidated net revenues	$5,079	$4,733	7%	8%	$15,096	$13,937	8%	9%

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

The breakdown of earnings before interest and taxes is as follows:

Earnings before interest and taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2011	2010	% Change	2011	2010	% Change
	(dollars in millions)
North America	$423	$403	5%	$1,228	$1,104	11%
Western Europe	161	199	-19%	581	663	-12%
Central and Eastern Europe	57	46	24%	164	172	-5%
Greater China	213	176	21%	551	450	22%
Japan	31	40	-23%	94	120	-22%
Emerging Markets	173	127	36%	491	404	22%
Global Brand Divisions	(245)	(234)	-5%	(722)	(590)	-22%

Total NIKE Brand	813	757	7%	2,387	2,323	3%
Other Businesses	85	105	-19%	253	227	11%
Corporate	(191)	(199)	4%	(569)	(712)	20%

Total NIKE consolidated earnings before interest and taxes	707	663	7%	2,071	1,838	13%
Interest expense, net	—	1	—	—	4	—

Total NIKE consolidated income before income taxes	$707	$662	7%	$2,071	$1,834	13%

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

North America

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,273	$1,186	7%	7%	$3,645	$3,386	8%	7%
Apparel	481	408	18%	18%	1,534	1,293	19%	18%
Equipment	81	85	-5%	-4%	260	257	1%	1%

Total revenues	$1,835	$1,679	9%	9%	$5,439	$4,936	10%	10%

Earnings before interest and taxes	$423	$403	5%		$1,228	$1,104	11%

Revenues for North America increased 9% for the third quarter and 10% for the first nine months of fiscal 2011, driven by mid single-digit growth in wholesale revenues and double-digit growth in Direct-to-Consumer revenues. North America’s Direct-to-Consumer revenues grew 20% in the third quarter and 17% in the first nine months of fiscal 2011, while comparable store sales grew 13% in both periods.

For the third quarter and the first nine months of fiscal 2011, the increase in North America footwear revenues was primarily driven by double-digit growth in our Running, Men’s and Women’s Training, and Football categories, partially offset by a low double-digit decline in sales of our NIKE Brand Sportswear category.

The year-over-year increase in North America apparel revenues during the third quarter and first nine months of fiscal 2011 was primarily driven by growth in most key categories, most notably Men’s Training, Running, Basketball, and NIKE Brand Sportswear.

For the third quarter, the increase in North America’s EBIT was primarily the result of revenue growth, partially offset by a lower gross margin percentage due mainly to increased air freight and product input costs, which more than offset the favorable impact from the growth of our Direct-to-Consumer business and fewer close-out sales. Total selling and administrative expense as a percentage of revenue remained flat during the third quarter of fiscal 2011. For the first nine months of fiscal 2011, the increase in North America’s EBIT was primarily due to revenue growth and selling and administrative expense leverage, partially offset by a lower gross margin percentage driven by factors similar to the third quarter of fiscal 2011.

Future orders scheduled to be delivered from March 2011 to July 2011 were 11% higher compared to the same period in the prior year.

Western Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$563	$577	-2%	6%	$1,689	$1,727	-2%	7%
Apparel	294	300	-2%	7%	955	1,016	-6%	3%
Equipment	50	52	-4%	4%	162	193	-16%	-8%

Total revenues	$907	$929	-2%	6%	$2,806	$2,936	-4%	5%

Earnings before interest and taxes	$161	$199	-19%		$581	$663	-12%

On a currency neutral basis, revenues for Western Europe increased 6% for the third quarter and 5% for the year-to-date period, attributable to growth in most territories. Revenues for the U.K. & Ireland market, the largest territory in Western Europe, declined 9% for the third quarter and grew 5% for the first nine months of fiscal 2011.

Excluding changes in currency exchange rates, footwear revenue increased 6% for the third quarter and 7% for the first nine months of fiscal 2011, driven by strong sales growth in our Running, Action Sports and Football categories, which more than offset a revenue decline in our NIKE Sportswear category.

On a currency neutral basis, apparel revenue increased 7% in the third quarter and 3% for the first nine months of fiscal 2011, both primarily driven by double-digit revenue increases in our Football and Running categories.

For the third quarter and year-to-date period, the decrease in Western Europe’s EBIT was driven by unfavorable foreign currency translation and a lower gross margin percentage, all of which more than offset the increase in revenues and improved selling and administrative expense leverage. The decline in gross margin percentage was primarily due to unfavorable year-over-year standard currency rates, higher product input and air freight costs, and higher full price discounts; these factors more than offset the favorable impact of fewer close-out sales.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from March 2011 to July 2011 were flat compared to future orders in the prior year period.

Central and Eastern Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$143	$137	4%	9%	$409	$384	7%	12%
Apparel	91	85	7%	13%	271	259	5%	10%
Equipment	17	17	0%	18%	57	59	-3%	2%

Total revenues	$251	$239	5%	11%	$737	$702	5%	11%

Earnings before interest and taxes	$57	$46	24%		$164	$172	-5%

Economic conditions in Central and Eastern Europe have continued to show signs of recovery, as most territories within the geography reported revenue growth during the third quarter and first nine months of fiscal 2011, led by Russia and Turkey.

The growth in footwear revenues for the third quarter and first nine months of fiscal 2011 was mainly driven by higher sales in our Football, Running and Action Sports categories, while the growth in apparel revenues for both periods was primarily driven by higher sales in our NIKE Brand Sportswear, Running and Football categories.

For the third quarter of fiscal 2011, the increase in Central and Eastern Europe’s EBIT was primarily due to higher revenues and lower selling and administrative expense, which more than offset a reduction in gross margin percentage and an unfavorable impact from foreign currency translation. The reduction in selling and administrative expense for the third quarter was primarily attributable to lower bad debt expense compared to the prior year period. The decline in the gross margin percentage for the third quarter was largely the result of higher product input and air freight costs, which more than offset favorable year-over-year standard currency rates. For the first nine months of fiscal 2011, the decrease in Central and Eastern Europe’s EBIT was primarily driven by unfavorable foreign currency translation and a lower gross margin percentage, which more than offset the increase in revenues and improved selling and administrative expense leverage. The decline in the gross margin percentage was primarily due to unfavorable year-over-year standard currency rates, higher transportation costs, and an increase in product input costs, which more than offset the favorable impact from fewer full-price discounts.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from March 2011 to July 2011 were 9% higher than the prior year period.

Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$333	$279	19%	16%	$843	$707	19%	17%
Apparel	201	153	31%	28%	574	491	17%	15%
Equipment	20	26	-23%	-23%	79	79	0%	0%

Total revenues	$554	$458	21%	18%	$1,496	$1,277	17%	15%

Earnings before interest and taxes	$213	$176	21%		$551	$450	22%

Excluding the changes in currency exchange rates, Greater China revenues increased 18% and 15% for the third quarter and first nine months of fiscal 2011, respectively, driven by expansion in both the number of partner-owned stores selling NIKE products and an increase in same store sales for partner-owned stores.

For both the third quarter and first nine months of fiscal 2011, the increase in footwear revenue was primarily driven by double-digit growth in our Running and NIKE Brand Sportswear categories, while the growth in apparel revenue was mainly driven by double-digit increases in our NIKE Brand Sportswear, Basketball and Men’s Training categories.

For the third quarter and first nine months of fiscal 2011, the increase in Greater China’s EBIT was driven by revenue growth and a higher gross margin percentage, which more than offset an increase in selling and administrative expense. The improvement in gross margins was primarily attributable to improved product pricing, less inventory obsolescence expense and fewer discounts on close-out sales, which more than off-set higher product input costs. The increase in selling and administrative expense for the third quarter and first nine months of fiscal 2011 was primarily driven by a higher level of demand creation spending, as well as an increase in operating overhead expense, reflective of increased investments in our Direct-to-Consumer business.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from March 2011 to July 2011 were 13% higher than the same period in the prior year.

Japan

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$100	$103	-3%	-12%	$279	$304	-8%	-15%
Apparel	78	86	-9%	-16%	223	251	-11%	-18%
Equipment	17	24	-29%	-38%	48	66	-27%	-33%

Total revenues	$195	$213	-8%	-16%	$550	$621	-11%	-18%

Earnings before interest and taxes	$31	$40	-23%		$94	$120	-22%

Macroeconomic conditions in Japan remain difficult. Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined, driven by decreases across most key categories.

The decrease in Japan’s EBIT for the third quarter and first nine months of fiscal 2011 was primarily due to lower revenues, partially offset by an improvement in the gross margin percentage. The improvement in the gross margin percentage was primarily driven by favorable year-over-year standard currency rates and positive impacts from fewer discounts on close-out sales, which more than offset the decrease in in-line product margins, driven by a less favorable product mix and higher product input costs.

On March 11, 2011 an earthquake occurred off the northeast coast of Japan. The Company’s organization and assets in Japan were not materially damaged by the earthquake and resultant tsunami. However, the implications of these events and the resulting damage to the nation’s infrastructure, consumer confidence, and overall economy remain unclear. While we cannot yet fully assess the impact on our Japan business, we do anticipate there will be a negative impact on our revenues and profits for this geography throughout the remainder of fiscal 2011 and into fiscal 2012.

Emerging Markets

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$448	$375	19%	15%	$1,373	$1,079	27%	22%
Apparel	148	127	17%	13%	480	401	20%	14%
Equipment	47	40	18%	15%	136	122	11%	7%

Total revenues	$643	$542	19%	15%	$1,989	$1,602	24%	19%

Earnings before interest and taxes	$173	$127	36%		491	404	22%

Excluding the changes in currency exchange rates, revenues for Emerging Markets increased 15% for the third quarter and 19% for the first nine months of fiscal 2011. Most markets in the geography reported double-digit revenue growth for the year-to-date period, led by Brazil, Mexico, Argentina and Korea.

For the third quarter and first nine months of fiscal 2011, footwear revenue growth was primarily driven by strong demand in all key categories, most notably NIKE Brand Sportswear and Running.

The increase in Emerging Markets’ EBIT for the third quarter was primarily the result of revenue growth, improvement in the gross margin percentage, selling and administrative expense leverage, and favorable foreign currency translation. The improvement in gross margins was primarily attributable to favorable year-over-year standard currency rates, which more than offset the increase in product input costs, higher air freight costs, and the increase in full-price product discounts. For the year-to-date period, the increase in Emerging Markets’ EBIT was attributable to the increase in revenue and favorable currency translation, slightly offset by a decline in the gross margin percentage and an increase in selling and administrative expense. The decline in gross margins was primarily due to less favorable year-over-year standard currency rates and an increase in full-price product discounts, which more than offset the increase in in-line product margins driven by a more favorable product mix. The increase in selling and administrative expense was primarily due to an increase in demand creation expense in the first half of fiscal 2011 as well as higher operating overhead expense to support business growth.

Excluding changes in currency exchange rates, future orders scheduled to be delivered from March 2011 to July 2011 were 18% higher than the prior year period.

Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$28	$22	27%	23%	$87	$78	12%	17%
(Loss) before interest and taxes	(245)	(234)	-5%		(722)	(590)	-22%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

For the third quarter of fiscal 2011, the increase in Global Brand Division expense was primarily due to an increase in operating overhead expense, driven by increased investments in our Direct-to-Consumer infrastructure along with higher wages and travel expense related to meeting and events. For the year-to-date period, the increase in Global Brand Division expense was largely attributable to an increase in both centrally managed demand creation and operating overhead expense. The increase in demand creation expense was primarily driven by a higher level of brand event spending around the 2010 World Cup and World Basketball Festival in the first half of fiscal 2011 as well as increased investments in sports marketing, while the increase in operating overhead expense was attributable to higher travel expense related to meetings and events, and higher personnel costs.

Other Businesses

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$663	$655	1%	1%	$1,987	$1,815	9%	10%
Earnings before interest and taxes	85	105	-19%		253	227	11%

Our Other Businesses are comprised of Cole Haan, Converse, Hurley, NIKE Golf and Umbro. On a constant currency basis, revenues for the third quarter were 1% higher as double-digit revenue growth at Converse and Cole Haan and single-digit growth at Hurley was mostly offset by double-digit declines at Umbro and NIKE Golf. For the year-to-date period, revenues for most of our other businesses were higher, reflective of double-digit growth at Converse, Cole Haan and Hurley, and high single-digit growth at Umbro. NIKE Golf reported a slight decline in revenues for the year-to-date period.

For the third quarter of fiscal 2011, the decline in Other Businesses’ EBIT was driven by a decrease in the gross margin percentage and an increase in selling and administrative expense. The decline in the gross margin percentage was primarily due to a lower mix of licensee revenues as a percentage of total revenues and less favorable product mix, while the increase in selling and administrative expense was mainly driven by increased investment in our Direct-to-Consumer business. For the year-to-date period, EBIT for our Other Businesses grew primarily as a result of revenue growth. Both gross margins and selling and administrative expense as a percentage of revenues remained relatively flat for the year-to-date period.

Corporate

	Three Months Ended February 28,				Nine Months Ended February 28,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$3	$(4)	—	—	$5	$(30)	—	—
(Loss) before interest and taxes	(191)	(199)	4%		(569)	(712)	20%

Corporate consists largely of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to our corporate headquarters, unallocated insurance and benefit programs, certain foreign currency gains and losses, including certain hedge gains and losses, corporate eliminations and other items.

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

For the third quarter and first nine months of fiscal 2011, the decrease in Corporate expense was primarily driven by year-over-year net foreign currency gains generated by our centrally managed foreign exchange risk management program. Also contributing to the decrease in Corporate expense for the first nine months of fiscal 2011 was a $60 million year-over-year reduction in stock options expense primarily due to a change in accelerated vesting provisions that took effect in the first quarter of fiscal 2011 and a lower estimated fair value for stock options granted in the current year. These benefits more than offset an increase in corporate operating overhead expenses, primarily driven by higher wages.

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

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, both of which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases - Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues - A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs - Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-Functional Currency Assets and Liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other (income), net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of February 28, 2011, we used currency forward contracts and options with maturities up to 16 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at February 28, 2011 and May 31, 2010 was $21 million and $206 million in assets and $95 million and $25 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. Any ineffective portion is immediately recognized in earnings as a component of other (income), net. Ineffectiveness was not material for the three and nine months ended February 28, 2011 or 2010.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is immediately recognized in other (income), net and is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability being hedged. The fair value of these instruments at February 28, 2011 and May 31, 2010 was $32 million and $104 million in assets and $44 million and $140 million in liabilities, respectively.

Refer to Note 10 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation (detriment) benefit of approximately ($38) million and ($5) million, respectively, for the three months ended February 28, 2011 and approximately $211 million and $42 million, respectively, for the three months ended February 28, 2010. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation (detriment) benefit of approximately ($165) million and ($41) million, respectively, for the nine months ended February 28, 2011 and approximately ($52) million and ($4) million, respectively, for the nine months ended February 28, 2010.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at February 28, 2011 was $7 million in assets and $11 million in liabilities. At May 31, 2010 the fair value was $78 million in assets. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains included in other (income), net did not have a significant impact on our income before income taxes for the third quarter of 2011 and had an unfavorable impact of approximately $36 million on our income before income taxes for the first nine months of 2011.

Refer to Note 10 - Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at February 28, 2011 was $2 million in assets and $14 million in liabilities. At May 31, 2010, the fair value was $32 million in assets. Cash flows from net investment hedge settlements totaled $(8) million and ($49) million for the nine month periods ended February 28, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $970 million for the first nine months of fiscal 2011 compared to $1,889 million for the first nine months of fiscal 2010. Our primary source of operating cash flow for the first nine months of fiscal 2011 was net income of $1,539 million. Our working capital was a net cash outflow of $837 million for the year-to-date period ended February 28, 2011 as compared to a positive net cash inflow of $30 million for the year-to-date period ended February 28, 2010. Our investments in working capital increased during the first nine months of fiscal 2011 primarily due to an increase in inventory and higher accounts receivable. Inventory at the end of the third quarter of fiscal 2011 increased 18% compared to the third quarter of fiscal 2010, primarily driven by an 11% increase in future orders, growth in our replenishment program for high turnover products and pre-builds to maximize the productivity of factory capacity. The increase in accounts receivable was mainly attributable to the increase in revenues during the third quarter of fiscal 2011.

Cash used by investing activities was $602 million during the first nine months of fiscal 2011, compared to a use of cash of $964 million for the same period in fiscal 2010. The year-over-year decrease was primarily due to net purchases of short-term investments of $282 million (net of sales and maturities) in the first nine months of fiscal 2011 compared to $678 million in net purchases of short-term investments during the first nine months of fiscal 2010.

Cash used by financing activities was $1,338 million for the first nine months of fiscal 2011 compared to $909 million used in the first nine months of fiscal 2010. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases, which more than offset lower payments on our notes payable in the prior year.

In the first nine months of fiscal 2011, we purchased 16.3 million shares of NIKE’s Class B common stock for $1,265 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors in September 2008 and as of the end of the third quarter of fiscal 2011, we have repurchased 22.9 million shares for $1,719 million under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the third quarter of fiscal 2011 were $0.31, compared to $0.27 in the third quarter of fiscal 2010.

Contractual Obligations

As a result of additions to endorsement contracts and payments made on outstanding service agreements, our endorsements and other commitments have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2010.

Obligations under endorsements and other commitments as of February 28, 2011 are as follows:

	Cash Payments due during the fiscal year ending May 31,
	Remainder of 2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Endorsements(1)	$185	$750	$757	$694	$572	$1,392	$4,350
Other commitments(2)	110	135	129	11	3	1	389

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

(2)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the unaudited condensed consolidated balance sheet as of February 28, 2011.

Other than the changes reported above, there have been no material changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

The total liability for uncertain tax positions was $273 million, excluding related interest and penalties, at February 28, 2011. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $62 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of February 28, 2011, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2011 depending on general corporate needs.

As of and for the quarter ended February 28, 2011, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of February 28, 2011, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the quarter ended February 28, 2011, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2011 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2011.

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

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition. The risk factor described below is an addition to those risk factors.

Natural disasters could negatively impact our operating results and financial condition. We believe the March 11, 2011 Japanese earthquake and resulting tsunami will negatively affect our future Japanese revenue and profits for fiscal years 2011 and 2012.

Natural disasters such as earthquakes, hurricanes, tsunamis or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, and the consequences and effects thereof, including energy shortages and public health issues, could disrupt our operations, or the operations of our vendors and other suppliers, or result in economic instability that may negatively impact our operating results and financial condition.

On March 11, 2011, Japan experienced a significant earthquake and resulting tsunami. We are still assessing the impact of these natural disasters, but as of the date of this filing, we do not believe our organization or assets in Japan have been materially affected. However, the implications from ongoing events and widespread damage to the nation’s infrastructure, consumer confidence and overall economy remain unclear. Although we cannot fully assess the financial impact of these ongoing events at this time, we do anticipate there will be a negative impact on our revenues and profits for our Japan businesses throughout the remainder of fiscal 2011 and fiscal 2012. In addition, our revenues and profits may be further negatively impacted by, among other things, the rolling electrical black outs and certain industry wide shutdowns now occurring in Japan as well as the potential of a nuclear reactor disaster occurring at a power plant within Japan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2011 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
December 1 - 31, 2010	1,549,935	$87.19	1,549,935	$3,614
January 1 - 31, 2011	2,025,000	$83.49	2,025,000	$3,445
February 1 - 28, 2011	1,900,000	$86.13	1,900,000	$3,281

Total	5,474,935	$85.45	5,474,935

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair
Chief Financial Officer

DATED: April 6, 2011