Form 10-K
period 2011-05-31
NIKE INC
filed 2011-07-22
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐        No ☑

As of November 30, 2010, the aggregate market value of the Registrant’s Class A Common Stock held by non-affiliates of the Registrant was $2,005,831,959 and the aggregate market value of the Registrant’s Class B Common Stock held by non-affiliates of the Registrant was $33,459,424,185.

As of July 18, 2011, the number of shares of the Registrant’s Class A Common Stock outstanding was 89,989,447 and the number of shares of the Registrant’s Class B Common Stock outstanding was 384,840,843.

DOCUMENTS INCORPORATED BY REFERENCE:

Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 19, 2011 are incorporated by reference into Part III of this Report.

NIKE, INC.

ANNUAL REPORT ON FORM 10-K

		Page
PART I
Item 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	3
	Significant Customer	4
	Orders	4
	Product Research and Development	4
	Manufacturing	4
	International Operations and Trade	5
	Competition	7
	Trademarks and Patents	7
	Employees	7
	Executive Officers of the Registrant	8
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	19
Item 4.	Reserved	19

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplemental Data	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	88

PART III
	(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2011 Annual Meeting of Shareholders.)
Item 10.	Directors, Executive Officers and Corporate Governance	89
Item 11.	Executive Compensation	89
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions, and Director Independence	89
Item 14.	Principal Accountant Fees and Services	89

PART IV
Item 15.	Exhibits and Financial Statement Schedules	90
	Signatures	S-1

PART I

Item 1.	Business

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

Our principal business activity is the design, development and worldwide marketing and selling of high quality footwear, apparel, equipment, and accessory products. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet sales, which we refer to as our “Direct to Consumer” operations, and through a mix of independent distributors and licensees, in over 170 countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in products designed for men, women and children. Running, training, basketball, soccer, sport-inspired casual shoes, and kids’ shoes are currently our top-selling footwear categories and we expect them to continue to lead in product sales in the near future. We also market footwear designed for baseball, cheerleading, football, golf, lacrosse, outdoor activities, skateboarding, tennis, volleyball, walking, wrestling, and other athletic and recreational uses.

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

In addition to the products we sell directly to customers through our Direct to Consumer operations, we have entered into license agreements that permit unaffiliated parties to manufacture and sell certain apparel, electronic devices and other equipment designed for sports activities.

Our wholly-owned subsidiary, Cole Haan (“Cole Haan”), headquartered in New York, New York, designs and distributes dress and casual footwear, apparel and accessories for men and women under the Cole Haan® trademark.

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

Our wholly-owned subsidiary, Umbro International Limited (“Umbro”), headquartered in Cheadle, United Kingdom, designs, distributes and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of football (soccer), under the Umbro® trademark.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 18 of the accompanying Notes to the Consolidated Financial Statements on page 83.

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

We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. Effective June 1, 2009, we began operating under our new organizational structure for the NIKE Brand, which consists of the following six geographies: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.

United States Market

In fiscal 2011, sales in the United States including U.S. sales of our Other Businesses accounted for approximately 43% of total revenues, compared to 42% in fiscal 2010 and 2009. Our Other Businesses were primarily comprised of our affiliate brands; Cole Haan, Converse, Hurley and Umbro (which was acquired on March 3, 2008); and NIKE Golf. We estimate that we sell to more than 20,000 retail accounts in the United States. The NIKE Brand domestic retail account base includes a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal 2011, our three largest customers accounted for approximately 23% of sales in the United States.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2011, 87% of our U.S. wholesale footwear shipments (excluding our Other Businesses) were made under the futures program, compared to 89% in fiscal 2010 and 2009. In fiscal 2011, 60% of our U.S. wholesale apparel shipments (excluding our Other Businesses) were made under the futures program, compared to 62% in fiscal 2010 and 60% in fiscal 2009.

We utilize 18 NIKE sales offices to solicit sales in the United States. We also utilize 4 independent sales representatives to sell specialty products for golf and 5 for skateboarding and snowboarding products. In addition, our Direct to Consumer operations sell NIKE Brand products through our internet website, www.nikestore.com, and the following retail outlets in the United States:

U.S. Retail Stores	Number
NIKE factory stores	150
NIKE stores	16
NIKETOWNs	9
NIKE employee-only stores	3
Cole Haan stores (including factory stores)	107
Converse stores (including factory stores)	58
Hurley stores (including factory and employee stores)	20

Total	363

NIKE’s three significant distribution centers in the United States for NIKE Brand products, including NIKE Golf, are located in Memphis, Tennessee. NIKE also operates and leases one facility in Memphis, Tennessee for NIKE Brand product returns. NIKE Brand apparel and equipment products are also shipped from our Foothill Ranch, California distribution center. Cole Haan products are distributed primarily from Greenland, New Hampshire, and Converse and Hurley products are shipped primarily from Ontario, California.

International Markets

In fiscal 2011, non-U.S. sales (including non-U.S. sales of our Other Businesses) accounted for 57% of total revenues, compared to 58% in fiscal 2010 and 2009. We sell our products to retail accounts, through our own Direct to Consumer operations, and through a mix of independent distributors and licensees around the world. We estimate that we sell to more than 20,000 retail accounts outside the United States, excluding sales by independent distributors and licensees. We operate 16 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures program described above. During fiscal 2011, NIKE’s three largest customers outside of the U.S. accounted for approximately 9% of total non-U.S. sales.

Our Direct to Consumer business operates the following retail outlets outside the United States:

Non-U.S. Retail Stores	Number
NIKE factory stores	243
NIKE stores	50
NIKETOWNs	3
NIKE employee-only stores	13
Cole Haan stores	83
Hurley stores	1

Total	393

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

Significant Customer

No customer accounted for 10% or more of our net sales during fiscal 2011.

Orders

Worldwide futures and advance orders for NIKE Brand athletic footwear and apparel, scheduled for delivery from June through November 2011, were $10.3 billion compared to $8.8 billion for the same period last year. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Reported futures and advance orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between futures/advance and at-once orders and the fulfillment of certain of these futures/advance orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures and advance orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

Product Research and Development

We believe our research and development efforts are a key factor in our past and future success. Technical innovation in the design of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, enhance athletic performance and maximize comfort.

In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts who consult with us and review designs, materials, concepts for product improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.

Manufacturing

Virtually all of our footwear is produced by factories we contract with outside of the United States. In fiscal 2011, contract factories in Vietnam, China, Indonesia, and India manufactured approximately 39%, 33%, 24% and 2% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, and Mexico to manufacture footwear for sale primarily within those countries. The largest single footwear factory that we have contracted with accounted for approximately 6% of total fiscal 2011 NIKE Brand footwear production. Almost all of NIKE Brand apparel is manufactured outside of the United States by independent contract manufacturers located in 33 countries. Most of this apparel production occurred in China, Thailand, Vietnam, Malaysia, Sri Lanka, Indonesia, Turkey, Cambodia, El Salvador, and Mexico. The largest single apparel factory that we have contracted with accounted for approximately 7% of total fiscal 2011 apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make Air-Sole cushioning components. During fiscal 2011, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, as well as independent contractors in China and Taiwan, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain, retain heat, or efficiently transport body moisture. NIKE’s independent contractors and suppliers buy raw materials in bulk for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2011, Sojitz America provided financing and purchasing services for NIKE Brand products sold in Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, China, Korea, and Thailand, excluding products produced and sold in the same country. Approximately 19% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those jurisdictions. Such a disruption could result in cancelled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2014.

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

The global economic recession resulted in a significant slow-down in international trade and a sharp rise in protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionist challenges in many different regions, and in nearly all cases we are working together to address trade issues to reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, such actions, if implemented, could result in increases in the cost of our products, which could adversely affect our sales or profitability and the imported footwear and apparel industry as a whole. Accordingly, we are actively monitoring the developments described below.

Footwear Imports into the European Union

In 2005, at the request of the European domestic footwear industry, the European Commission (“EC”) initiated investigations into leather footwear imported from China and Vietnam. Together with other companies in our industry, we took the position that Special Technology Athletic Footwear (STAF) (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. Our arguments were successful and the EU agreed in October 2006 on definitive duties of 16.5% for China and 10% for Vietnam for non-STAF leather footwear, but excluded STAF from the final measures. Prior to the scheduled expiration in October 2008 of the measures imposed on the non-STAF footwear, the domestic industry requested and the EC agreed to review a petition to extend these restrictions on non-STAF leather footwear. In December 2009, following a review of the ongoing restrictions, EU member states voted to extend the measures for an additional 15 months, until March 31, 2011. In early 2011, the EC declined to further extend the measures and since April 1, 2011 these restrictions have been terminated. The EC noted that it will be monitoring leather footwear imports from Vietnam and China over the next 12 months and it is hoped that any increases will not result in renewed trade defense actions by the EC.

On February 3, 2010, the Chinese government announced it would seek to refer the EU decision (both on the original measures and subsequent review decision) to the World Trade Organization (“WTO”) for its further review and decision. On May 18, 2010, the Dispute Settlement Body of the WTO agreed to establish a panel to rule on China’s claims against the EU with respect to the above anti-dumping measures. The ruling from the WTO panel is expected in late July or August 2011, after which either party may accept or appeal the findings.

Footwear, Apparel and Equipment Imports into Brazil and Argentina

At the request of certain domestic footwear industry participants, both Brazil and Argentina have initiated independent anti-dumping investigations against footwear made in China. Over the last two years, we have been working with a broad coalition of other companies in our industry to challenge these cases on the basis that the athletic footwear being imported from China (i) should not be within the scope of the investigation, and (ii) does not meet the legal requirements of injury and price in an anti-dumping investigation. In the case of Argentina, in 2010, the final determination made by the administering authorities was favorable to us. In the case of Brazil, the administering authorities agreed to impose an anti-dumping duty against nearly all footwear from China, which we believe will impact all brands in the footwear industry. Although we do not currently expect that this decision will materially affect us, we are working with the same broad coalition of footwear companies to challenge this decision in domestic Brazilian courts as well as international forums such as the WTO.

Many products, including footwear, apparel and equipment products, that we and others in our industry import into Argentina and Brazil are subject to the WTO non-automatic licensing requirements, which means that it may take up to 60 days for those products to clear customs and enter into those jurisdictions. From time to time, in addition to these WTO licensing requirements, these jurisdictions impose further importation restrictions or limitations. As a result, we have experienced delays in our ability to import our products or it has taken longer than the time allowed under the WTO for us to import our products. To date, our business has not been materially affected by these restrictions or delays. In the future, however, if we are unable to import our products into these jurisdictions due to these or other restrictions or if we experience increasing or more frequent delays beyond the WTO-permitted 60 days to import our products, our business could be materially affected.

Footwear, Apparel and Equipment Imports into Turkey

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

In 2011, two new safeguard measures and reviews were initiated by the Turkish Undersecretariat of Foreign Trade (“UFT”) on apparel and equipment imports. In January 2011, the UFT began an investigation on apparel imports that could result in a 20-30% increase in import duties applied to imported apparel products, regardless of country of origin and with only a few exceptions for countries that currently have a Free Trade Agreement with Turkey. A decision is expected in late July 2011 and if approved, these higher import duties will be in place through July 2014. Together with other companies in our industry, we are advocating for exclusion of certain apparel products used for sporting activities that cannot be manufactured in Turkey and therefore should not be subject to a higher import duty. In February 2011, the UFT began a review of existing safeguard measure on travel goods, handbags and similar accessories and containers listed under applicable regulations. One Turkish bag manufacturers association has requested the continuation of the safeguard measures through April 2014, with the application of an additional import duty of 2.70 USD/kg (max. 4.25 USD/unit), regardless of country of origin. Together with other companies in our industry, we are advocating for the exclusion of non-leather bags from the scope of the continued safeguards.

Trade Relations with China

China represents an important sourcing country and consumer marketing country for us. Many governments around the world are concerned about China’s growing and fast-paced economy, compliance with WTO rules, currency valuation, and high trade surpluses. As a result, a wide range of legislative proposals have been introduced to address these concerns. While some of these concerns may be justified, we are working with broad coalitions of global businesses and trade associations representing a wide variety of sectors (e.g., services, manufacturing, and agriculture) to help ensure any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China’s domestic economy and the important role it has in the global economic community. We believe other companies in our industry as well as most other multi-national companies are in a similar position regarding these trade measures.

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

Trademarks and Patents

We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in over 150 countries. In addition, we own many other trademarks that we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.

NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years. We also have hundreds of U.S. and foreign utility patents, and thousands of U.S. and foreign design patents covering components and features used in various athletic and leisure shoes, apparel, and equipment. These patents expire at various times, and patents issued for applications filed this year will last from now to 2025 for design patents, and from now to 2031 for utility patents. We believe our success depends primarily upon skills in design, research and development, production, and marketing rather than upon our patent position. However, we have followed a policy of filing applications for United States and foreign patents on inventions, designs, and improvements that we deem valuable.

Employees

As of May 31, 2011, we had approximately 38,000 employees worldwide, which includes retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees is represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union, and in the United States, where certain employees of Cole Haan are represented by a union. Also, in some countries outside of the United States, local laws require representation for employees by works councils (such as in certain countries in the European Union, in which they are entitled to information and consultation on certain Company decisions) or other employee representation by an organization similar to a union, and in certain European countries, we are required by local law to enter into and/or comply with (industry wide or national) collective bargaining agreements. There has never been a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant

The executive officers of NIKE as of July 14, 2011 are as follows:

Philip H. Knight, Chairman of the Board — Mr. Knight, 73, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990 and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.

Mark G. Parker, Chief Executive Officer and President — Mr. Parker, 55, was appointed CEO and President in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.

David J. Ayre, Vice President, Global Human Resources — Mr. Ayre, 51, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.

Donald W. Blair, Vice President and Chief Financial Officer — Mr. Blair, 53, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.

Charles D. Denson, President of the NIKE Brand — Mr. Denson, 55, has been employed by NIKE since 1979. Mr. Denson held several management positions within the Company, including his appointments as Director of USA Apparel Sales in 1994, divisional Vice President, U.S. Sales in 1994, divisional Vice President European Sales in 1997, divisional Vice President and General Manager, NIKE Europe in 1998, Vice President and General Manager of NIKE USA in 2000, and President of the NIKE Brand in 2001.

Gary M. DeStefano, President, Global Operations — Mr. DeStefano, 54, has been employed by NIKE since 1982, with primary responsibilities in sales and regional administration. Mr. DeStefano was appointed Director of Domestic Sales in 1990, divisional Vice President in charge of domestic sales in 1992, Vice President of Global Sales in 1996, Vice President and General Manager of Asia Pacific in 1997, President of USA Operations in 2001, and President of Global Operations in 2006.

Trevor Edwards, Vice President, Global Brand and Category Management — Mr. Edwards, 48, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts, Foot Locker in 1993, Director of Marketing, the Americas in 1995, Director of Marketing, Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002 and Vice President, Global Brand and Category Management in 2006. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.

Jeanne P. Jackson, President, Direct to Consumer — Ms. Jackson, 59, served as a member of the NIKE, Inc. Board of Directors from 2001 through 2009, when she resigned from our Board and was appointed President, Direct to Consumer. She is founder and CEO of MSP Capital, a private investment company. Ms. Jackson was CEO of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and CEO of Banana Republic from 1995 to 2000, also serving as CEO of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue, and Federated Department Stores. Ms. Jackson is the past President of the United States Ski and Snowboard Foundation Board of Trustees, and is a director of McDonald’s Corporation. She is a former director of Nordstrom, Inc., and Harrah’s Entertainment, Inc.

Hilary K. Krane, Vice President and General Counsel — Ms. Krane, 47, joined NIKE as Vice President and General Counsel in April 2010. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. where she was responsible for legal affairs and overseeing the global brand protection department from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.

Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 49, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.

John F. Slusher, Vice President, Global Sports Marketing — Mr. Slusher, 42, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas Regions in 2006, divisional Vice President, Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.

Eric D. Sprunk, Vice President, Merchandising and Product — Mr. Sprunk, 47, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director, NIKE Europe in 1995, Regional General Manager, NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed corporate Vice President, Global Footwear in 2001 and Vice President, Merchandising and Product in 2009. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

Hans van Alebeek, Vice President, Global Operations and Technology — Mr. van Alebeek, 45, joined NIKE as Director of Operations of Europe in 1999, and was appointed Vice President, Operations & Administration in EMEA in 2001, Vice President, Global Operations in 2003, Vice President, Global Operations & Technology in 2004, and Corporate Vice President in November 2005. Prior to joining NIKE, Mr. van Alebeek worked for McKinsey & Company as a management consultant and at N.V. Indivers in business development.

Roger S. Wyett, President, Affiliates — Mr. Wyett, 54, joined NIKE in April 2005 as President and Chief Operating Officer of the Company’s Hurley brand and was appointed Vice President, Global Apparel in 2006. In October 2007, Mr. Wyett returned to the Company’s Hurley brand as President and Chief Executive Officer, and then in February 2011 was appointed President of Affiliates. Mr. Wyett first joined NIKE in 1994, holding a number of management positions in soccer and NIKE Team Sports. From 2000 to 2005, Mr. Wyett was employed by The Walt Disney Company where he was Senior Vice President for Global Apparel, Accessories and Footwear, and later promoted to Executive Vice President for Global Sales and Marketing for Consumer Products.

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

We contract with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract to manufacture products using our trademarks. We impose, and require our licensees to impose, on those contractors a code of conduct and other environmental, health, and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. However, from time to time contractors may not comply with such standards or applicable local law or our licensees may not require their contractors to comply with such standards or applicable local law. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.

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

We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix, geographic sales trends, and currency exchange rate fluctuations, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

“Futures” orders may not be an accurate indication of our future revenues.

We make substantial use of our “futures” ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between advance/futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

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

Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments, and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs, or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.

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

Currency exchange rate fluctuations could result in higher costs and decreased margins and earnings.

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

Our hedging activities (see Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements), which are designed to minimize and delay, but not to completely eliminate, the effects of foreign currency fluctuations may not sufficiently mitigate the impact of foreign currencies on our financial results. Factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets, and the availability of hedging instruments. Since the hedging activities are designed to minimize volatility, they not only reduce the negative impact of a stronger U.S. dollar, but they also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

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

Natural disasters could negatively impact our operating results and financial condition. The March 11, 2011 Japanese earthquake and resulting tsunami negatively affected our Japanese revenue and profits for the fourth quarter ended May 31, 2011, and we expect those events to continue to adversely affect us during fiscal year 2012.

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

On March 11, 2011, Japan experienced a significant earthquake and resulting tsunami. The implications from ongoing events and widespread damage to the nation’s infrastructure, consumer confidence and overall economy remain unclear. Our revenues and profits for our Japan businesses were negatively impacted during the fourth quarter of fiscal year 2011, and although we cannot fully assess the future financial impact of these ongoing events, we do expect our Japanese businesses to continue to be adversely impacted throughout fiscal 2012.

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

We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy, interruption or security failure of that technology could harm our reputation or our ability to effectively operate our business.

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

Hackers and data thieves are increasingly sophisticated and operate large scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, our customers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, damage our customer relationships and reputation and result in lost sales, fines or lawsuits. In addition, we must comply with increasingly complex regulatory standards enacted to protect this business and personal data. An inability to maintain compliance with these regulatory standards could subject us to legal risks.

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

Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 74.6% of our Class A Common Stock. If all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 17.8% of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.

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

The NIKE World Campus, owned by NIKE and located in Beaverton, Oregon, USA, is a 176 acre facility of 18 buildings which functions as our world headquarters and is occupied by approximately 6,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions from nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies. There are three significant distribution and customer service facilities for NIKE Brand products, including NIKE Golf, in the United States. All three of them are located in Memphis, Tennessee, two of which are owned and one of which is leased. NIKE also operates and leases one facility in Memphis, Tennessee for NIKE Brand product returns. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Cole Haan also operates a distribution facility in Greenland, New Hampshire, which we lease. Smaller leased distribution facilities for other brands and non-NIKE Brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities in many parts of the world, the most significant of which are the distribution facilities located in Tomisatomachi, Japan, Laakdal, Belgium, and Taicang, China, all of which we own.

We manufacture Air-Sole cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri, which we own. We also manufacture and sell small amounts of various plastic products to other manufacturers through NIKE IHM, Inc.

Aside from the principal properties described above, we lease three production offices outside the United States, over 100 sales offices and showrooms worldwide, and approximately 65 administrative offices worldwide. We lease more than 700 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” starting on pages 2 and 3 of this Report, respectively. Our leases expire at various dates through the year 2035.

Item 3.	Legal Proceedings

There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 18, 2011, there were 16,400 holders of record of our Class B Common Stock and 19 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock.

Fiscal 2011 (June 1, 2010 — May 31, 2011)	High	Low	Dividends Declared
First Quarter	$74.94	$67.21	$0.27
Second Quarter	86.53	72.13	0.31
Third Quarter	92.30	81.46	0.31
Fourth Quarter	89.88	75.45	0.31

Fiscal 2010 (June 1, 2009 — May 31, 2010)	High	Low	Dividends Declared
First Quarter	$59.95	$50.16	$0.25
Second Quarter	66.35	53.22	0.27
Third Quarter	67.85	60.89	0.27
Fourth Quarter	78.55	66.99	0.27

The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2011 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions)
March 1 — March 31, 2011	2,800,000	$81.76	2,800,000	$3,052
April 1 — April 30, 2011	2,650,000	$78.92	2,650,000	$2,843
May 1 — May 31, 2011	2,011,100	$83.77	2,011,100	$2,675

	7,461,100	$81.29	7,461,100

Performance Graph

The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2006 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500

INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX;

AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Timberland Co., Wolverine World Wide, Inc., Iconix Brand Group Inc., and Skechers US, Inc. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of VF Corp., Coach, Inc., and Polo Ralph Lauren Corporation. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.

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

Item 6.	Selected Financial Data

	Financial History

	2011	2010	2009	2008	2007
	(In millions, except per share data and financial ratios)
Year Ended May 31,
Revenues	$20,862	$19,014	$19,176	$18,627	$16,326
Gross margin	9,508	8,800	8,604	8,387	7,161
Gross margin %	45.6%	46.3%	44.9%	45.0%	43.9%
Restructuring charges	—	—	195	—	—
Goodwill impairment	—	—	199	—	—
Intangible and other asset impairment	—	—	202	—	—
Net income	2,133	1,907	1,487	1,883	1,492
Basic earnings per common share	4.48	3.93	3.07	3.80	2.96
Diluted earnings per common share	4.39	3.86	3.03	3.74	2.93
Weighted average common shares outstanding	475.5	485.5	484.9	495.6	503.8
Diluted weighted average common shares outstanding	485.7	493.9	490.7	504.1	509.9
Cash dividends declared per common share	1.20	1.06	0.98	0.875	0.71
Cash flow from operations	1,812	3,164	1,736	1,936	1,879
Price range of common stock
High	92.30	78.55	70.28	70.60	57.12
Low	67.21	50.16	38.24	51.50	37.76

At May 31,
Cash and equivalents	$1,955	$3,079	$2,291	$2,134	$1,857
Short-term investments	2,583	2,067	1,164	642	990
Inventories	2,715	2,041	2,357	2,438	2,122
Working capital	7,339	7,595	6,457	5,518	5,493
Total assets	14,998	14,419	13,250	12,443	10,688
Long-term debt	276	446	437	441	410
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	9,843	9,754	8,693	7,825	7,025
Year-end stock price	84.45	72.38	57.05	68.37	56.75
Market capitalization	39,523	35,032	27,698	33,577	28,472

Financial Ratios:
Return on equity	21.8%	20.7%	18.0%	25.4%	22.4%
Return on assets	14.5%	13.8%	11.6%	16.3%	14.5%
Inventory turns	4.8	4.6	4.4	4.5	4.4
Current ratio at May 31	2.9	3.3	3.0	2.7	3.1
Price/Earnings ratio at May 31	19.2	18.8	18.8	18.3	19.4

Selected Quarterly Financial Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
	(Unaudited) (In millions, except per share data)
Revenues	$5,175	$4,799	$4,842	$4,405	$5,079	$4,733	$5,766	$5,077
Gross margin	2,434	2,216	2,193	1,960	2,327	2,218	2,554	2,406
Gross margin %	47.0%	46.2%	45.3%	44.5%	45.8%	46.9%	44.3%	47.4%
Net income	559	513	457	375	523	496	594	522
Basic earnings per common share	1.17	1.06	0.96	0.77	1.10	1.02	1.27	1.08
Diluted earnings per common share	1.14	1.04	0.94	0.76	1.08	1.01	1.24	1.06
Weighted average common shares outstanding	479.6	485.8	477.9	487.2	475.3	484.4	469.3	484.4
Diluted weighted average common shares outstanding	488.6	491.6	487.6	494.5	485.5	492.3	478.7	493.9
Cash dividends declared per common share	0.27	0.25	0.31	0.27	0.31	0.27	0.31	0.27
Price range of common stock
High	74.94	59.95	86.53	66.35	92.30	67.85	89.88	78.55
Low	67.21	50.16	72.13	53.22	81.46	60.89	75.45	66.99

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIKE designs, develops, markets and sells high quality footwear, apparel, equipment and accessory products worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet sales, which we refer to as our “Direct to Consumer” operations, and through a mix of independent distributors and licensees, worldwide. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands, and delivering compelling retail presentation and experiences.

In addition to achieving long-term revenue growth, we continue to strive to deliver shareholder value by driving operational excellence in several key areas:

•	Making our supply chain a competitive advantage through operational discipline,

•	Reducing product costs through a continued focus on lean manufacturing and product design that strives to eliminate waste,

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

Over the past ten years, we have achieved or exceeded all of these financial goals. During this time, NIKE, Inc’s revenues and earnings per share have grown 8% and 15%, respectively, on an annual compounded basis. Our return on invested capital has increased from 14% to 22% and we expanded gross margins by more than 5 percentage points.

Our fiscal 2011 results demonstrated our continued focus toward meeting our financial goals, while positioning ourselves for sustainable, profitable long-term growth. Despite the uncertain macroeconomic environment in fiscal 2011, we delivered record high revenues and diluted earnings per share. Our revenues grew 10% to $20.9 billion, net income increased 12% to $2.1 billion, and we delivered diluted earnings per share of $4.39, a 14% increase from fiscal 2010.

Income before income taxes increased 13% for fiscal 2011 primarily as a result of the increase in revenues and leverage on selling and administrative expense, which more than offset a decrease in gross margin percentage. The increase in revenues is reflective of increased demand for NIKE Brand footwear and apparel products across most businesses, particularly in the North America, Emerging Markets and Greater China geographies. Demand for our NIKE Brand footwear and apparel was fueled by our innovative products as well as strong category focused retail presentations. The decrease in gross margin percentage was primarily driven by higher product input costs, increased transportation expenses and a lower mix of licensee revenue as certain markets within our Other Businesses transitioned to NIKE, Inc. owned markets. These factors more than offset the positive impact from the growth and expanding profitability of our NIKE Brand Direct to Consumer business and our ongoing product cost reduction initiatives.

Net income for fiscal 2011 was negatively impacted by a year-over-year increase of 80 basis points in our effective tax rate, driven primarily by an increase in the percentage of total pre-tax income earned from operations in the United States. The United States statutory tax rate is generally higher than the tax rate on operations outside the United States.

For the year, diluted earnings per share grew at a higher rate than net income due to a 2% decrease in the weighted average number of diluted common shares outstanding driven by our share repurchases during fiscal 2011. While we increased the use of working capital in fiscal 2011 to support the growth of our businesses, we returned larger amounts of cash to our shareholders through higher dividends and increased share repurchases compared to fiscal 2010.

While we continue to believe that the Company is well positioned from a business and financial perspective, our future performance is subject to the inherent uncertainty presented by volatile macroeconomic conditions that may have an impact on our operations around the world. Our future performance is subject to our continued ability to take appropriate actions to respond to these conditions.

Results of Operations

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	Fiscal 2009	FY10 vs. FY09 % Change
	(In millions, except per share data)
Revenues	$20,862	$19,014	10%	$19,176	-1%
Cost of sales	11,354	10,214	11%	10,572	-3%

Gross margin	9,508	8,800	8%	8,604	2%
Gross margin %	45.6%	46.3%		44.9%
Demand creation expense	2,448	2,356	4%	2,352	0%
Operating overhead expense	4,245	3,970	7%	3,798	5%

Total selling and administrative expense	6,693	6,326	6%	6,150	3%
% of Revenues	32.1%	33.3%		32.1%
Restructuring charges	—	—	—	195	—
Goodwill impairment	—	—	—	199	—
Intangible and other asset impairment	—	—	—	202	—
Income before income taxes	2,844	2,517	13%	1,957	29%
Net income	2,133	1,907	12%	1,487	28%
Diluted earnings per share	4.39	3.86	14%	3.03	27%

Consolidated Operating Results

Revenues

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes(1)	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes(1)
	(In millions)
Revenues	$20,862	$19,014	10%	10%	$19,176	-1%	-2%

(1)

Results have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Fiscal 2011 Compared to Fiscal 2010

On both a reported and currency neutral basis, revenues for NIKE, Inc. grew 10% for fiscal 2011, driven by increases in revenues for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 10% for fiscal 2011, while revenues for our Other Businesses increased 8%. Excluding the effects of changes in currency exchange rates, every NIKE Brand geography except Japan delivered higher revenues for fiscal 2011, led by North America, which contributed approximately 5 percentage points to the NIKE Brand revenue increase. The Emerging Markets and Greater China contributed approximately 3 and 2 percentage points to the NIKE Brand revenue growth, respectively.

By product group, NIKE Brand footwear and apparel revenue increased 11% and 9%, respectively, while NIKE Brand equipment revenues declined 2% during fiscal 2011. Fueling the growth of our NIKE Brand footwear business was the increased demand in our performance products, including the NIKE Lunar and Free technologies which are used across multiple categories. The increase in NIKE Brand footwear revenue for fiscal 2011 was attributable to a high single-digit percentage increase in unit sales along with a low single-digit percentage increase in the average selling price per pair. The increase in unit sales was primarily driven by double-digit percentage growth in Running, Men’s Training, Action Sports and Women’s Training products, while the increase in average selling price per pair was primarily driven by price increases on selected products and fewer close-outs as a percentage of total sales. For NIKE Brand apparel, the increase in revenue for fiscal 2011 was primarily driven by a low double-digit percentage increase in unit sales attributable to strong category presentations and improved product lines, while the average selling price per unit was relatively flat. The increase in unit sales was driven by increased demand in all key categories.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to see growth in revenue through our Direct to Consumer channels. Our NIKE Brand Direct to Consumer operations include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For fiscal 2011, Direct to Consumer channels represented approximately 16% of our total NIKE Brand revenues compared to 15% in fiscal 2010. On a currency neutral basis, Direct to Consumer revenues grew 16% for fiscal 2011 as we continue to expand our store network, increase comparable store sales and build our e-commerce business. Comparable store sales grew 11% for fiscal 2011. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year.

Revenues for our Other Businesses consist of results from our affiliate brands; Cole Haan, Converse, Hurley and Umbro; and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased by 8% in fiscal 2011, reflecting double-digit percentage revenue growth at Converse, Cole Haan and Hurley, and a low single-digit growth at Umbro, which more than offset a mid single-digit revenue decline at NIKE Golf.

Fiscal 2010 Compared to Fiscal 2009

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. declined 2%, driven primarily by a 2% decline in revenues for the NIKE Brand. All of our geographies delivered lower revenues with the exception of Emerging Markets, reflecting a challenging economic environment across most markets, most notably in our Western Europe and Central & Eastern Europe geographies. By product group, revenues for our worldwide NIKE Brand footwear business were down 1% compared to the prior year. Worldwide NIKE Brand apparel and equipment revenues declined 5% and 7%, respectively. Our Direct to Consumer operations represented approximately 15% of our total NIKE Brand revenues in fiscal 2010 as compared to 13% in fiscal 2009.

Excluding the impact of currency changes, revenues for our Other Businesses increased by 4% for fiscal 2010, driven by increased revenues at Converse, Umbro and Hurley, which more than offset revenue declines at NIKE Golf and Cole Haan.

Futures Orders

Futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2011 were 15% higher than the orders reported for the comparable prior year period. This futures and advance order amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period, which approximate current spot rates. Excluding the impact of currency changes, futures orders increased 12%, primarily driven by a high single-digit percentage increase in unit sales volume and a low single-digit percentage increase in average price per unit for both footwear and apparel products.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	+14%	+14%
Western Europe	+11%	+1%
Central & Eastern Europe	+13%	+10%
Greater China	+24%	+17%
Japan	-13%	-6%
Emerging Markets	+25%	+23%
Total NIKE Brand Futures Orders	+15%	+12%

(1)

Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing and because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

Gross Margin

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change		Fiscal 2009	FY10 vs. FY09 % Change
	(In millions)
Gross Margin	$9,508	$8,800	8%		$8,604	2%
Gross Margin %	45.6%	46.3%	(70	) bps	44.9%	140 bps

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011, our consolidated gross margin percentage was 70 basis points lower than the prior year. The primary factors contributing to this decrease were as follows:

•	Higher input costs across most businesses,

•

Increased transportation costs, including additional air freight incurred to meet strong demand for NIKE Brand products across most businesses, most notably in North America, Western Europe, and Central & Eastern Europe geographies, and

•	A lower mix of licensee revenue as distribution for certain markets within our Other Businesses transitioned from licensees to operating units of NIKE, Inc.

Together, these factors decreased consolidated gross margins by approximately 130 basis points for fiscal 2011, with the most significant erosion in the second half of the fiscal year. These decreases were partially offset by the positive impact from the growth and expanding profitability of our NIKE Brand Direct to Consumer business, a higher mix of full-price sales and favorable impacts from our ongoing product cost efficiency initiatives.

As we head into fiscal 2012, we anticipate that our gross margins will continue to face pressure from macroeconomic factors, most notably rising product input costs as well as higher transportation costs, which may more than offset the favorable impact from our planned price increases and ongoing production cost efficiency initiatives.

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, our consolidated gross margin percentage was 140 basis points higher than the prior year. The primary factors contributing to this improvement were as follows:

•	Improved in-line product margins across most geographies, driven by reduced raw material and freight costs as well as favorable changes in product mix,

•	Improved inventory positions, most notably in North America and Western Europe, which drove a shift in mix from discounted close-out to higher margin in-line sales, and

•	Growth of NIKE-owned retail as a percentage of total revenue, across most NIKE Brand geographies, driven by an increase in both new store openings and comparable store sales.

Together, these factors increased consolidated gross margins by approximately 160 basis points for fiscal 2010. These increases were partially offset by the impact of unfavorable currency exchange rates, primarily affecting our Emerging Markets and Central & Eastern Europe geographies.

Selling and Administrative Expense

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change		Fiscal 2009	FY10 vs. FY09 % Change
	(In millions)
Demand creation expense(1)	$2,448	$2,356	4%		$2,352	0%
Operating overhead expense	4,245	3,970	7%		3,798	5%

Selling and administrative expense	$6,693	$6,326	6%		$6,150	3%
% of Revenues	32.1%	33.3%	(120	) bps	32.1%	120 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2011 Compared to Fiscal 2010

In fiscal 2011, the effect of changes in foreign currency exchange rates did not have a significant impact on selling and administrative expense.

Demand creation expense increased 4% compared to the prior year, primarily driven by a higher level of brand event spending around the World Cup and World Basketball Festival in the first half of fiscal 2011, as well as increased spending around key product initiatives and investments in retail product presentation with wholesale customers.

Operating overhead expense increased 7% compared to the prior year. This increase was primarily attributable to increased investments in our Direct to Consumer operations as well as growth in our wholesale operations, where we incurred higher personnel costs and travel expenses as compared to the prior year.

Fiscal 2010 Compared to Fiscal 2009

In fiscal 2010, changes in currency exchange rates had a minimal impact on demand creation expense. Demand creation expense remained flat compared to the prior year, as increases in sports marketing and digital marketing expenses were offset by reductions in advertising.

Excluding changes in exchange rates, operating overhead expense increased 4% compared to the prior year due primarily to increases in performance-based compensation and investments in our Direct to Consumer operations. These increases were partially offset by reductions in compensation spending in fiscal 2010 as a result of restructuring activities that took place in the fourth quarter of fiscal 2009.

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

Goodwill, Intangibles and Other Assets Impairment

In fiscal 2009, we recognized non-cash impairment charges of $199 million and $202 million relating to Umbro’s goodwill, intangibles and other assets, respectively. Although Umbro’s financial performance for fiscal 2009 was slightly better than we had originally expected, projected future cash flows had fallen below the levels we expected at the time of acquisition. This erosion was a result of both the unprecedented decline in global consumer markets, particularly in the United Kingdom, and our decision to adjust the level of investment in the business.

For additional information about our impairment charges, see Note 4 – Acquisition, Identifiable Intangible Assets, Goodwill and Umbro Impairment in the accompanying Notes to the Consolidated Financial Statements.

Other (Income), net

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	Fiscal 2009	FY10 vs. FY09 % Change
	(In millions)
Other (income), net	$(33)	$(49)	-33%	$(89)	-45%

Fiscal 2011 Compared to Fiscal 2010

Other (income), net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business. For fiscal 2011, other (income), net was primarily comprised of net foreign currency gains.

For fiscal 2011, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related net gains included in other (income), net had an unfavorable impact of approximately $33 million on our income before income taxes.

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010 and 2009, other (income), net was primarily comprised of net foreign currency gains and the recognition of previously deferred licensing income related to our fiscal 2008 sale of NIKE Bauer Hockey.

For fiscal 2010, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related net gains included in other (income), net increased our income before income taxes by approximately $34 million.

Income Taxes

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	Fiscal 2009	FY10 vs. FY09 % Change
Effective tax rate	25.0%	24.2%	80 bps	24.0%	20 bps

Fiscal 2011 Compared to Fiscal 2010

Our effective tax rate for fiscal 2011 was 80 basis points higher than the effective rate for fiscal 2010 due primarily to the change in geographic mix of earnings. A larger percentage of our earnings in fiscal 2011 were attributable to operations in the U.S., where the statutory tax rate is generally higher than the tax rate on operations outside of the U.S. This impact was partially offset by changes to uncertain tax positions.

Fiscal 2010 Compared to Fiscal 2009

Our effective tax rate for fiscal 2010 was 20 basis points higher than the effective rate for fiscal 2009. Our effective tax rate for fiscal 2009 includes a tax benefit related to charges recorded for the impairment of Umbro’s goodwill, intangible and other assets. Excluding this tax benefit, our effective rate for fiscal 2009 would have been 26.5%, 230 basis points higher than our effective tax rate for fiscal 2010. The decrease in our effective tax rate for fiscal 2010 was primarily attributable to our international operations, as tax rates for these operations are generally lower than the U.S. statutory rate.

Operating Segments

The Company’s reportable operating segments are based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE Brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program. Prior to fiscal 2010, all foreign currency results, including hedge results and other conversion gains and losses generated by the Western Europe and Central & Eastern Europe geographies were recorded in their respective geographic results.

Certain prior year amounts have been reclassified to conform to fiscal 2011 presentation, as South Africa became part of the Emerging Markets operating segment beginning June 1, 2010. Previously, South Africa was part of the Central & Eastern Europe operating segment.

The breakdown of revenues follows:

	Fiscal 2011	Fiscal 2010(1)	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes(2)	Fiscal 2009(1)	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes(2)
	(In millions)
North America	$7,578	$6,696	13%	13%	$6,778	-1%	-1%
Western Europe	3,810	3,892	-2%	4%	4,139	-6%	-6%
Central & Eastern Europe	1,031	993	4%	7%	1,247	-20%	-19%
Greater China	2,060	1,742	18%	16%	1,743	0%	0%
Japan	766	882	-13%	-21%	926	-5%	-12%
Emerging Markets	2,736	2,199	24%	19%	1,828	20%	17%
Global Brand Divisions	123	105	17%	21%	96	9%	12%

Total NIKE Brand Revenues	18,104	16,509	10%	10%	16,757	-1%	-2%
Other Businesses	2,747	2,530	9%	8%	2,419	5%	4%
Corporate(3)	11	(25)	—	—	—	—	—

Total NIKE, Inc. Revenues	$20,862	$19,014	10%	10%	$19,176	-1%	-2%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2011 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)

Results have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

(3)

Corporate revenues primarily consist of foreign currency hedge gains and losses generated by entities within the NIKE Brand geographic operating segments but managed through our central foreign exchange risk management program, and foreign currency gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to these entities, which are used to record any non-functional currency revenues into the entity’s functional currency.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the consolidated statements of income. As discussed in Note 18 — Operating Segments and Related Information in the accompanying Notes to the Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Fiscal 2011	Fiscal 2010(1)	FY11 vs. FY10 % Change	Fiscal 2009(1)	FY10 vs. FY09 % Change
	(In millions)
North America	$1,750	$1,538	14%	$1,429	8%
Western Europe	721	856	-16%	939	-9%
Central & Eastern Europe	233	253	-8%	394	-36%
Greater China	777	637	22%	575	11%
Japan	114	180	-37%	205	-12%
Emerging Markets	688	521	32%	364	43%
Global Brand Divisions	(998)	(867)	-15%	(811)	-7%

Total NIKE Brand	3,285	3,118	5%	3,095	1%
Other Businesses	334	299	12%	(193)	—
Corporate	(771)	(894)	14%	(955)	6%

Total Consolidated Earnings Before Interest and Taxes	$2,848	$2,523	13%	$1,947	30%

Interest expense (income), net	4	6	-33%	(10)	—

Total Consolidated Income Before Income Taxes	$2,844	$2,517	13%	$1,957	29%

(1)	Certain prior year amounts have been reclassified to conform to fiscal year 2011 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

North America

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$5,109	$4,610	11%	11%	$4,694	-2%	-2%
Apparel	2,105	1,740	21%	21%	1,740	0%	0%
Equipment	364	346	5%	5%	344	1%	0%

Total Revenues	$7,578	$6,696	13%	13%	$6,778	-1%	-1%

Earnings Before Interest and Taxes	$1,750	$1,538	14%		$1,429	8%

Fiscal 2011 Compared to Fiscal 2010

Revenues for North America increased 13%, driven by double-digit percentage growth in both wholesale and Direct to Consumer revenues. Contributing to the wholesale revenue growth was strong product category presentations at our wholesale customers, improved product lines and earlier shipments of summer season products. North America’s Direct to Consumer revenues grew 19%, which contributed approximately 4 percentage points to North America’s revenue increase. The growth in the Direct to Consumer business was fueled by 14% growth in comparable store sales.

For fiscal 2011, the increase in North America footwear revenue was primarily driven by double-digit percentage growth in Running, Men’s and Women’s Training and Football (Soccer) categories and a single-digit percentage growth in Basketball, partially offset by a low single-digit percentage decline in sales of our NIKE Brand Sportswear products.

The year-over-year increase in North America apparel revenues was primarily driven by double-digit percentage growth in most key categories, most notably Men’s Training, Running, Basketball and Women’s Training.

For fiscal 2011, the increase in North America’s EBIT was primarily the result of revenue growth and leverage on selling and administrative expense, which more than offset a lower gross margin percentage. The decline in gross margin percentage was due primarily to increased air freight and product input costs, which more than offset the favorable impact from the growth of our Direct to Consumer business and fewer close-out sales.

Fiscal 2010 Compared to Fiscal 2009

Excluding the changes in currency exchange rates, revenues for North America declined 1%, driven primarily by a decrease in revenue from our wholesale business. This decrease was partially offset by an increase in our NIKE-owned retail business, driven primarily by an increase in comparable store sales.

During fiscal 2010, the decrease in North America footwear revenue was primarily attributable to a low single-digit percentage decrease in unit sales, while average selling price per pair remained flat. The decline in unit sales was primarily driven by lower sales for our Kids’ and Running categories in the first half of fiscal 2010.

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

For fiscal 2010, the increase in North America’s EBIT was primarily the result of improved gross margins combined with a slight decrease in selling and administrative expense, driven by a reduction in demand creation expense compared to prior year. The improvement in gross margin was mainly attributable to a shift in mix from close-out to in-line sales, growth of our Direct to Consumer business as a percentage of total sales, improved in-line product margins and lower warehousing costs.

Western Europe

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$2,327	$2,320	0%	7%	$2,385	-3%	-3%
Apparel	1,266	1,325	-4%	2%	1,463	-9%	-9%
Equipment	217	247	-12%	-6%	291	-15%	-15%

Total Revenues	$3,810	$3,892	-2%	4%	$4,139	-6%	-6%

Earnings Before Interest and Taxes	$721	$856	-16%		$939	-9%

Fiscal 2011 Compared to Fiscal 2010

On a currency neutral basis, revenues for Western Europe increased 4% for fiscal 2011, attributable to growth in most territories. Revenues for the U.K. & Ireland, the largest market in Western Europe, grew 5% for fiscal 2011. Western Europe’s Direct to Consumer revenues grew 10%, which contributed approximately 1 percentage point to Western Europe’s revenue increase. The growth in the Direct to Consumer business was fueled by 6% growth in comparable store sales.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 7%, driven by double-digit percentage growth in our Running, Football (Soccer) and Action Sports categories, which more than offset a slight revenue decline in our NIKE Brand Sportswear category.

On a currency neutral basis, apparel revenue in Western Europe increased 2%, primarily driven by double-digit percentage growth in our Football (Soccer) and Running categories, which more than offset a mid single-digit revenue decline in our NIKE Brand Sportswear category.

For fiscal 2011, the decrease in Western Europe’s EBIT was driven by unfavorable foreign currency translation and a lower gross margin percentage, all of which more than offset the increase in revenues and improved leverage on selling and administrative expense. The decline in the gross margin percentage was significantly impacted by the unfavorable year-over-year standard currency rates. Also contributing to the decrease in the gross margin percentage was higher product input and air freight costs, higher royalty expenses related to sales of endorsed team products and higher full price discounts. These factors more than offset the favorable impact of fewer close-out sales.

Fiscal 2010 Compared to Fiscal 2009

On a currency neutral basis, most markets in Western Europe experienced lower revenues during fiscal 2010, reflecting a difficult retail environment throughout the geography. Our largest market, the U.K. & Ireland, declined 4%.

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

For fiscal 2010, EBIT for Western Europe declined at a faster rate than revenues, as the increase in selling and administrative expense as a percentage of revenues more than offset the improvements in gross margin percentage. The increase in selling administrative expense was primarily driven by a higher level of both demand creation spending around the 2010 World Cup and operating overhead expense as a result of investments in our Direct to Consumer operations and higher performance-based compensation. The gross margin improvement in fiscal 2010 was primarily attributable to higher in-line product margins, a smaller proportion of close-out sales and reduced inventory obsolescence expense as a result of our leaner inventory positions.

Central & Eastern Europe

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$600	$558	8%	11%	$673	-17%	-16%
Apparel	356	354	1%	4%	468	-24%	-24%
Equipment	75	81	-7%	-5%	106	-24%	-21%

Total Revenues	$1,031	$993	4%	7%	$1,247	-20%	-19%

Earnings Before Interest and Taxes	$233	$253	-8%		$394	-36%

Fiscal 2011 Compared to Fiscal 2010

Led by Russia and Turkey, most territories within Central & Eastern Europe reported revenue growth during fiscal 2011 as economic conditions in the geography continued to show signs of recovery.

The growth in Central & Eastern Europe’s footwear revenues was mainly driven by double-digit percentage growth in our Football (Soccer), Running and Action Sports categories, while the growth in apparel revenues was primarily driven by double-digit percentage growth in our Running category.

For fiscal 2011, the decrease in Central & Eastern Europe’s EBIT was primarily driven by unfavorable foreign currency translation and a lower gross margin percentage, which more than offset the increase in revenues and improved leverage on selling and administrative expense. The decline in the gross margin percentage was primarily due to unfavorable year-over-year standard currency rates, higher air freight costs and an increase in product input costs.

Fiscal 2010 Compared to Fiscal 2009

Economic conditions in Central & Eastern Europe remained difficult as most markets within the geography experienced lower revenues in fiscal 2010 as compared to fiscal 2009.

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

The year-over-year decrease in Central & Eastern Europe’s EBIT during fiscal 2010 was the result of lower revenues, a decline in gross margin percentage and higher selling and administrative expense. The decline in gross margin percentage was primarily attributable to less favorable year-over-year standard currency rates, as well as higher discounts provided to customers. The increase in selling and administrative expense was primarily due to an increase in the reserve for bad debts along with increased investments in our Direct to Consumer operations.

Greater China

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$1,164	$953	22%	19%	$940	1%	1%
Apparel	789	684	15%	13%	700	-2%	-3%
Equipment	107	105	2%	0%	103	2%	0%

Total Revenues	$2,060	$1,742	18%	16%	$1,743	0%	0%

Earnings Before Interest and Taxes	$777	$637	22%		$575	11%

Fiscal 2011 Compared to Fiscal 2010

Excluding changes in currency exchange rates, Greater China revenues increased 16% for fiscal 2011, driven by expansion in the number of partner-owned stores selling NIKE products, as well as improvement in comparable store sales for partner-owned stores.

For fiscal 2011, the increase in Greater China’s footwear revenue was primarily driven by double-digit percentage growth in our Running and NIKE Brand Sportswear categories, while the growth in apparel revenue was mainly driven by double-digit percentage increases in our NIKE Brand Sportswear, Basketball and Men’s Training categories.

For fiscal 2011, EBIT for Greater China grew at a faster rate than revenue as a result of a higher gross margin percentage, improved leverage on selling and administrative expense and favorable foreign currency translation. The improvement in the gross margin percentage was primarily attributable to higher product prices, favorable product mix and lower inventory obsolescence expense, which more than offset higher product input costs and warehousing costs from our new China distribution center.

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, revenues for Greater China were flat, primarily attributable to comparisons against strong revenue growth in the first half of fiscal 2009 driven by the Beijing Olympics. Greater China began to gain momentum in the second half of fiscal 2010, as revenues increased 11% as compared to the second half of fiscal 2009.

The increase in footwear revenue was primarily driven by a mid single-digit increase in average selling price, partially offset by a mid single-digit decrease in unit sales. The increase in average selling price was primarily due to strategic price increases, while the decrease in unit sales was primarily driven by lower discounts on in-line products compared to the prior year.

The decrease in apparel revenue for fiscal 2010 was primarily due to a mid single-digit decrease in unit sales across most major categories, which more than offset a low single-digit increase in average selling price primarily driven by strategic price increases.

EBIT for Greater China increased at a faster rate than revenue as a result of higher gross margins and reductions in demand creation spending attributable to comparisons against higher prior year spending around the Beijing Olympics.

Japan

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$396	$433	-9%	-16%	$430	1%	-7%
Apparel	302	357	-15%	-23%	397	-10%	-17%
Equipment	68	92	-26%	-32%	99	-7%	-13%

Total Revenues	$766	$882	-13%	-21%	$926	-5%	-12%

Earnings Before Interest and Taxes	$114	$180	-37%		$205	-12%

Fiscal 2011 Compared to Fiscal 2010

Macroeconomic conditions in Japan remain difficult. On March 11, 2011, Japan experienced a major earthquake and resulting tsunami. While the Company’s organization and assets in Japan were not materially damaged, business results for the month of March 2011 were significantly eroded by the natural disaster. As we enter fiscal 2012, we anticipate macroeconomic conditions in Japan to remain difficult as consumer confidence continues to recover.

Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined, driven by decreases across most key categories. Partially offsetting the decreases was a double-digit percentage growth in revenues from Running apparel.

The decrease in Japan’s EBIT for fiscal 2011 was primarily due to lower revenues and higher selling and administrative expense as a percentage of revenue, partially offset by an improvement in the gross margin percentage. The improvement in the gross margin percentage was primarily driven by favorable year-over-year standard currency rates and positive impacts from fewer discounts on close-out sales, which more than offset higher product input costs and inventory obsolescence expense.

Fiscal 2010 Compared to Fiscal 2009

Excluding changes in currency exchange rates, both footwear and apparel revenues in Japan declined during fiscal 2010 due to decreases in unit sales across most major categories. The decline in revenues was reflective of a difficult and highly promotional marketplace in Japan.

For fiscal 2010, the decrease in Japan’s EBIT was primarily due to lower revenues and higher selling and administrative expense, driven by increased investments in our Direct to Consumer operations, which more than offset improved gross margins.

Emerging Markets

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Footwear	$1,897	$1,458	30%	24%	$1,185	23%	20%
Apparel	657	577	14%	9%	477	21%	17%
Equipment	182	164	11%	6%	166	-1%	-3%

Total Revenues	$2,736	$2,199	24%	19%	$1,828	20%	17%

Earnings Before Interest and Taxes	$688	$521	32%		$364	43%

Fiscal 2011 Compared to Fiscal 2010

Excluding the changes in currency exchange rates, revenues for Emerging Markets increased 19% for fiscal 2011. Most territories in the geography reported double-digit revenue growth for the fiscal year, led by Brazil, Argentina, Mexico, and Korea.

For fiscal 2011, both footwear and apparel revenue growth in the Emerging Markets was primarily driven by strong demand in nearly all key categories, most notably NIKE Brand Sportswear and Running.

For fiscal 2011, EBIT for Emerging Markets grew at a faster rate than revenue as a result of higher gross margin percentage, improved leverage on selling and administrative expense and favorable foreign currency translation. The increase in the gross margin percentage was primarily due to a higher mix of in-line product sales, lower warehousing costs and favorable year-over-year standard currency rates, which more than offset the increase in product input costs and higher full-price discounts.

Fiscal 2010 Compared to Fiscal 2009

Excluding changes in currency exchange rates, fiscal 2010 revenue growth for the Emerging Markets geography was driven by growth in all product categories and all territories, most notably Brazil, Mexico and Korea.

Footwear revenue growth was primarily driven by a double-digit growth in unit sales and a mid single-digit increase in average selling price per pair during fiscal 2010, reflective of strong demand for most NIKE Brand product categories in all markets within the geography.

For fiscal 2010, the increase in Emerging Markets’ EBIT was primarily the result of revenue growth combined with lower selling and administrative expense, which more than offset a decrease in gross margin percentage. The decrease in selling and administrative expense was primarily due to lower operating overhead expense resulting from fiscal 2009 restructuring activities. The decline in gross margin was primarily due to less favorable year-over-year standard currency rates compared to the prior year, which more than offset improved in-line product margins.

Global Brand Divisions

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues	$123	$105	17%	21%	$96	9%	12%
(Loss) Before Interest and Taxes	(998)	(867)	-15%		(811)	-7%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011, the increase in Global Brand Division expense was primarily due to an increase in both operating overhead and centrally managed demand creation expense. The increase in operating overhead expense was mainly driven by increased investments in our Direct to Consumer infrastructure along with higher wages and travel expense. The increase in demand creation expense was primarily driven by a higher level of brand event spending around the World Cup and World Basketball Festival in the first half of fiscal 2011, as well as increased investments in sports marketing.

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010, the increase in Global Brand Division expense was largely due to increases in centrally managed demand creation expense and performance-based compensation, which more than offset an increase in licensing revenues. The increase in demand creation expense was primarily driven by the centralization of certain marketing production costs.

Other Businesses

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	FY11 vs. FY10 % Change Excluding Currency Changes	Fiscal 2009	FY10 vs. FY09 % Change	FY10 vs. FY09 % Change Excluding Currency Changes
	(In millions)
Revenues
Converse	$1,130	$983	15%	15%	$915	7%	7%
NIKE Golf	623	638	-2%	-4%	648	-2%	-4%
Cole Haan	518	463	12%	12%	472	-2%	-2%
Hurley	252	221	14%	14%	203	9%	9%
Umbro	224	225	0%	2%	174	29%	30%
Other	—	—	—	—	7	—	—

Total Revenues	$2,747	$2,530	9%	8%	$2,419	5%	4%

Earnings Before Interest and Taxes	$334	$299	12%		$(193)	—

Fiscal 2011 Compared to Fiscal 2010

Our Other Businesses are comprised of our affiliate brands; Cole Haan, Converse, Hurley and Umbro; and NIKE Golf. The revenue growth at Converse was primarily driven by increased licensing revenue in China, as well as increased sales in the U.K. as we transitioned that market to a Converse owned distribution model. Revenues for Cole Haan increased 12%, driven by double-digit percentage growth in our wholesale operations as well as high single-digit percentage growth in our Direct to Consumer operations. Revenues declined at NIKE Golf, where we experienced significant erosion in our Japan business following the earthquake and tsunami in March 2011.

For fiscal 2011, EBIT for our Other Businesses grew at a faster rate than revenues, primarily as a result of more favorable foreign currency exchange impacts. The gross margin percentage remained relatively flat for fiscal 2011, as the favorable impact from improved product mix was offset by a lower mix of licensee revenues. Selling and administrative expense as a percentage of revenues remained relatively flat for fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

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

For additional information about our impairment charges, see Note 4 — Identifiable Intangible Assets, Goodwill and Umbro Impairment in the Notes to the Consolidated Financial Statements.

Corporate

	Fiscal 2011	Fiscal 2010	FY11 vs. FY10 % Change	Fiscal 2009	FY10 vs. FY09 % Change
	(In millions)
Revenues	$11	$(25)	—	$—	—
(Loss) Before Interest and Taxes	(771)	(894)	14%	(955)	6%

Corporate consists largely of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments, depreciation and amortization related to our corporate headquarters, unallocated insurance, benefit and compensation programs, including stock-based compensation, certain foreign currency gains and losses, including certain hedge gains and losses, corporate eliminations and other items.

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

In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results include all other foreign currency hedge results generated through our centrally managed foreign exchange risk management program, other conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates assigned to each entity in NIKE Brand geographic operating segments, which are used to record any non-functional currency product purchases into the entity’s functional currency. Prior to fiscal 2010, all foreign currency results, including hedge results and other conversion gains and losses, generated by the Western Europe and Central & Eastern Europe geographies were recorded in their respective geographic results.

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011, the decrease in Corporate expense was primarily driven by year-over-year net foreign currency gains generated by our centrally managed foreign exchange risk management program. Also contributing to the decrease in Corporate expense for fiscal 2011 was a $54 million year-over-year reduction in stock options expense primarily due to a change in accelerated vesting provisions that took effect in the first quarter of fiscal 2011 and a lower estimated fair value for stock options granted in the current year. These benefits more than offset an increase in corporate operating overhead expenses, primarily driven by higher wage-related expense.

Fiscal 2010 Compared to Fiscal 2009

In fiscal 2009, results for Corporate included a pre-tax restructuring charge of $195 million. Excluding this restructuring charge, loss before interest and taxes for Corporate would have increased by 18% for fiscal 2010, primarily driven by an increase in performance-based compensation.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the U.S., in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as sales, purchases and intercompany transactions denominated in non-functional currencies, and the translation into U.S. dollars of foreign currency denominated results of operations, financial position and cash flows. Our foreign currency exposures are due primarily to U.S. dollar transactions at wholly-owned foreign subsidiaries, as well as transactions and translation of results denominated in Euros, British Pounds, Chinese Renminbi and Japanese Yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the majority of the impact of current market rates on our consolidated financial statements, the length of the delay is dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis, to address those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and where practical, by hedging a portion of certain remaining material exposures, using derivative instruments such as forward contracts and options. Our hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative instruments for trading purposes.

Transactional exposures

We transact business in various currencies and have significant revenues and costs denominated in currencies other than the functional currency of the relevant subsidiary, both of which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

1.	Inventory Purchases — Most of our inventory purchases around the world are denominated in U.S. dollars. This generates foreign currency exposures for all subsidiaries with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing subsidiary’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

2.	Non-Functional Currency Revenues — A portion of our Western Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

3.	Other Revenues and Costs — Non-functional currency revenues and costs, such as endorsement contracts, intercompany royalties and other payments, generate foreign currency risk to a lesser extent.

4.	Non-Functional Currency Monetary Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other (income), net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of May 31, 2011, we use currency forward contracts and options with maturities up to 15 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency revenues and expenses. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at May 31, 2011 and 2010 was $28 million and $206 million in assets and $136 million and $25 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in earnings as a component of other (income), net. Ineffectiveness was not material for the years ended May 31, 2011, 2010, and 2009.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency monetary assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is immediately recognized in other (income), net and is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability being hedged. The fair value of these instruments at May 31, 2011 and 2010 was $9 million and $104 million in assets and $17 million and $140 million in liabilities, respectively.

Refer to Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately ($28) million and ($16) million, respectively, for the year ended May 31, 2011 and approximately $147 million and $33 million, respectively, for the year ended May 31, 2010.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at May 31, 2011 was $1 million in assets and $21 million in liabilities. At May 31, 2010, the fair value was $78 million in assets. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related net gains included in other (income), net had net (detriment) benefit on our income before income taxes of approximately $(33) million and $34 million for the years ended May 31, 2011 and 2010.

Refer to Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at May 31, 2011 was $23 million in liabilities. At May 31, 2010, the fair value was $32 million in assets. Cash flows from net investment hedge settlements totaled ($23) million and $5 million in the years ended May 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $1.8 billion for fiscal 2011 compared to $3.2 billion for fiscal 2010. Our primary source of operating cash flow for fiscal 2011 was net income of $2.1 billion. Our working capital was a net cash outflow of $708 million for fiscal 2011 as compared to a positive net cash inflow of $694 million for fiscal 2010. Our investments in working capital increased primarily due to an increase in inventory and higher accounts receivable. Inventory at the end of fiscal 2011 increased 33% compared to fiscal 2010, primarily driven by a 15% increase in futures orders, growth in replenishment programs for high-turnover styles, early purchases of key seasonal items with longer production lead times as well as the growth of Direct to Consumer operations. Changes in currency exchange rates and higher product costs also contributed to the increase in dollar inventory. The increase in accounts receivable was mainly attributable to the increase in revenues during fiscal 2011.

Cash used by investing activities was $1.0 billion during fiscal 2011, compared to $1.3 billion for fiscal 2010. The year-over-year decrease was primarily due to lower net purchases of short-term investments. Net purchases of short-term investments were $537 million (net of sales and maturities) in fiscal 2011 compared to $937 million during fiscal 2010.

Cash used by financing activities was $2.0 billion for fiscal 2011 compared to $1.1 billion used in fiscal 2010. The increase in cash used by financing activities was primarily due to an increase in share repurchases and dividends paid, partially offset by an increase in notes payable.

In fiscal 2011, we purchased 23.8 million shares of NIKE’s class B common stock for $1.9 billion. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors which commenced in December 2009 and as of the end of fiscal 2011, we have repurchased 30.4 million shares for $2.3 billion under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

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

Contractual Obligations

Our significant long-term contractual obligations as of May 31, 2011, and significant endorsement contracts entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
	2012	2013	2014	2015	2016	Thereafter	Total
	(In millions)
Operating Leases	$374	$310	$253	$198	$174	$535	$1,844
Long-term Debt	200	48	58	8	109	37	460
Endorsement Contracts(1)	800	806	742	615	463	1,018	4,444
Product Purchase Obligations(2)	3,175	—	—	—	—	—	3,175
Other(3)	277	137	22	4	1	—	441

Total	$4,826	$1,301	$1,075	$825	$747	$1,590	$10,364

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

(2)

We generally order product at least 4 to 5 months in advance of sale based primarily on advanced futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business, that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the consolidated balance sheet as of May 31, 2011.

(3)

Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of May 31, 2011.

The total liability for uncertain tax positions was $212 million, excluding related interest and penalties, at May 31, 2011. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.

We also have the following outstanding short-term debt obligations as of May 31, 2011. Please refer to the accompanying Notes to the Consolidated Financial Statements (Note 7 — Short-Term Borrowings and Credit Lines) for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2011
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$187
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	$111

As of May 31, 2011, letters of credit of $99 million were outstanding, generally for the purchase of inventory.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of May 31, 2011, no debt securities had been issued under this shelf registration.

As of and for the year ended May 31, 2011, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of May 31, 2011, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the year ended May 31, 2011, no amounts were outstanding under this program. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

As of May 31, 2011, we had cash, cash equivalents and short term investments totaling $4.5 billion, including amounts held in the U.S. and foreign jurisdictions. Cash equivalents and short term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency obligations and government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short term investment portfolio is less than 120 days as of May 31, 2011.

Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where it is needed. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

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

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial positions or results of operations.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for us beginning June 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. We do not expect the adoption will have a material impact on our consolidated financial position or results of operations.

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

Hedge Accounting for Derivatives

We use forward and option contracts to hedge certain anticipated foreign currency exchange transactions as well as certain non-functional monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedge probable forecasted future cash flows are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward and option contracts amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the ineffective portion of the cumulative changes in fair values of the related hedge contracts from other comprehensive income to other (income), net during the quarter in which such changes occur.

We use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. The change in fair value of the forward contracts hedging our net investments is reported in the cumulative translation adjustment component of accumulated other comprehensive income within stockholders’ equity, to the extent effective, to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, any resulting ineffectiveness would be reported directly to earnings in the period incurred.

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

On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. The estimated annual effective tax rate is then applied to the year-to-date pre-tax income excluding infrequently occurring or unusual items, to determine the year-to-date tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.

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

Other Contingencies

In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as other (income), net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. Currently, we do not believe that any of our pending legal proceedings or claims will have a material impact on our financial position or results of operations.

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

We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to minimize both the positive or negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. This also has the effect of delaying the impact of current market rates on our consolidated financial statements dependent upon hedge horizons. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third party and intercompany transactions. We also use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries.

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

The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $33 million and $17 million at May 31, 2011 and 2010, respectively. The VaR increased year-over-year primarily as a result of increased foreign currency volatilities at May 31, 2011. Such a hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $79 million and $52 million during fiscal 2011 and fiscal 2010, respectively.

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

Details of third party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates as of May 31, 2011.

	Expected Maturity Date
	Year Ending May 31,
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In millions, except interest rates)
Foreign Exchange Risk
Japanese Yen Functional Currency
Japanese Yen debt — Fixed rate
Principal payments	$200	$8	$8	$8	$8	$37	$269	$275
Average interest rate	3.4%	2.4%	2.4%	2.4%	2.4%	2.4%	3.0%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$200	$8	$8	$8	$8	$37	$269	$275
Average interest rate	3.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.0%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate swapped to Floating rate
Principal payments	$—	$40	$—	$—	$101	$—	$141	$153
Average interest rate	0.0%	0.9%	0.0%	0.0%	0.4%	0.0%	0.5%
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$50	$—	$—	$—	$50	$54
Average interest rate	0.0%	0.0%	4.7%	0.0%	0.0%	0.0%	4.7%

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2011.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2011, as stated in their report herein.

Mark G. Parker	Donald W. Blair
Chief Executive Officer and President	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of NIKE, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 22, 2011

NIKE, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended May 31,
	2011	2010	2009
	(In millions, except per share data)
Revenues	$20,862	$19,014	$19,176
Cost of sales	11,354	10,214	10,572

Gross margin	9,508	8,800	8,604
Demand creation expense	2,448	2,356	2,352
Operating overhead expense	4,245	3,970	3,798

Total selling and administrative expense	6,693	6,326	6,150
Restructuring charges (Note 16)	—	—	195
Goodwill impairment (Note 4)	—	—	199
Intangible and other asset impairment (Note 4)	—	—	202
Interest expense (income), net (Notes 6, 7 and 8)	4	6	(10)
Other (income), net (Note 17)	(33)	(49)	(89)

Income before income taxes	2,844	2,517	1,957
Income taxes (Note 9)	711	610	470

Net income	$2,133	$1,907	$1,487

Basic earnings per common share (Notes 1 and 12)	$4.48	$3.93	$3.07

Diluted earnings per common share (Notes 1 and 12)	$4.39	$3.86	$3.03

Dividends declared per common share	$1.20	$1.06	$0.98

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED BALANCE SHEETS

	May 31,
	2011	2010
	(In millions)
ASSETS
Current assets:
Cash and equivalents	$1,955	$3,079
Short-term investments (Note 6)	2,583	2,067
Accounts receivable, net (Note 1)	3,138	2,650
Inventories (Notes 1 and 2)	2,715	2,041
Deferred income taxes (Note 9)	312	249
Prepaid expenses and other current assets	594	873

Total current assets	11,297	10,959
Property, plant and equipment, net (Note 3)	2,115	1,932
Identifiable intangible assets, net (Note 4)	487	467
Goodwill (Note 4)	205	188
Deferred income taxes and other assets (Notes 9 and 17)	894	873

Total assets	$14,998	$14,419

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$200	$7
Notes payable (Note 7)	187	139
Accounts payable (Note 7)	1,469	1,255
Accrued liabilities (Notes 5 and 17)	1,985	1,904
Income taxes payable (Note 9)	117	59

Total current liabilities	3,958	3,364
Long-term debt (Note 8)	276	446
Deferred income taxes and other liabilities (Notes 9 and 17)	921	855
Commitments and contingencies (Note 15)	—	—
Redeemable Preferred Stock (Note 10)	—	—
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 90 and 90 shares outstanding	—	—
Class B — 378 and 394 shares outstanding	3	3
Capital in excess of stated value	3,944	3,441
Accumulated other comprehensive income (Note 14)	95	215
Retained earnings	5,801	6,095

Total shareholders’ equity	9,843	9,754

Total liabilities and shareholders’ equity	$14,998	$14,419

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended May 31,
	2011	2010	2009
	(In millions)
Cash provided by operations:
Net income	$2,133	$1,907	$1,487
Income charges (credits) not affecting cash:
Depreciation	335	324	335
Deferred income taxes	(76)	8	(294)
Stock-based compensation (Note 11)	105	159	171
Impairment of goodwill, intangibles and other assets (Note 4)	—	—	401
Amortization and other	23	72	48
Changes in certain working capital components and other assets and liabilities excluding the impact of acquisition and divestitures:
(Increase) decrease in accounts receivable	(273)	182	(238)
(Increase) decrease in inventories	(551)	285	32
(Increase) decrease in prepaid expenses and other current assets	(35)	(70)	14
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	151	297	(220)

Cash provided by operations	1,812	3,164	1,736
Cash used by investing activities:
Purchases of short-term investments	(7,616)	(3,724)	(2,909)
Maturities of short-term investments	4,313	2,334	1,280
Sales of short-term investments	2,766	453	1,110
Additions to property, plant and equipment	(432)	(335)	(456)
Disposals of property, plant and equipment	1	10	33
Increase in other assets, net of other liabilities	(30)	(11)	(47)
Settlement of net investment hedges	(23)	5	191

Cash used by investing activities	(1,021)	(1,268)	(798)
Cash used by financing activities:
Reductions in long-term debt, including current portion	(8)	(32)	(7)
Increase (decrease) in notes payable	41	(205)	177
Proceeds from exercise of stock options and other stock issuances	345	364	187
Excess tax benefits from share-based payment arrangements	64	58	25
Repurchase of common stock	(1,859)	(741)	(649)
Dividends — common and preferred	(555)	(505)	(467)

Cash used by financing activities	(1,972)	(1,061)	(734)
Effect of exchange rate changes	57	(47)	(47)

Net (decrease) increase in cash and equivalents	(1,124)	788	157
Cash and equivalents, beginning of year	3,079	2,291	2,134

Cash and equivalents, end of year	$1,955	$3,079	$2,291

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$32	$48	$47
Income taxes	736	537	765
Dividends declared and not paid	145	131	121

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
	Shares	Amount	Shares	Amount
	(In millions, except per share data)
Balance at May 31, 2008	97	$—	394	$3	$2,498	$251	$5,073	$7,825
Stock options exercised			4		167			167
Conversion to Class B Common Stock	(2)		2					—
Repurchase of Class B Common Stock			(11)		(6)		(633)	(639)
Dividends on Common stock ($0.98 per share)							(475)	(475)
Issuance of shares to employees			1		45			45
Stock-based compensation (Note 11):					171			171
Forfeiture of shares from employees			—		(4)		(1)	(5)
Comprehensive income:
Net income							1,487	1,487
Other comprehensive income:
Foreign currency translation and other (net of tax benefit of $178)						(335)		(335)
Net gain on cash flow hedges (net of tax expense of $168)						454		454
Net gain on net investment hedges (net of tax expense of $55)						106		106
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $40)						(108)		(108)

Total comprehensive income						117	1,487	1,604

Balance at May 31, 2009	95	$—	390	$3	$2,871	$368	$5,451	$8,693
Stock options exercised			9		380			380
Conversion to Class B Common Stock	(5)		5					—
Repurchase of Class B Common Stock			(11)		(7)		(747)	(754)
Dividends on Common stock ($1.06 per share)							(515)	(515)
Issuance of shares to employees			1		40			40
Stock-based compensation (Note 11):					159			159
Forfeiture of shares from employees			—		(2)		(1)	(3)
Comprehensive income:
Net income							1,907	1,907
Other comprehensive income (Notes 14 and 17):
Foreign currency translation and other (net of tax benefit of $72)						(159)		(159)
Net gain on cash flow hedges (net of tax expense of $28)						87		87
Net gain on net investment hedges (net of tax expense of $21)						45		45
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $42)						(122)		(122)
Reclassification of ineffective hedge gains to net income (net of tax expense of $1)						(4)		(4)

Total comprehensive income						(153)	1,907	1,754

Balance at May 31, 2010	90	$—	394	$3	$3,441	$215	$6,095	$9,754
Stock options exercised			7		368			368
Repurchase of Class B Common Stock			(24)		(14)		(1,857)	(1,871)
Dividends on Common stock ($1.20 per share)							(569)	(569)
Issuance of shares to employees			1		49			49
Stock-based compensation (Note 11):					105			105
Forfeiture of shares from employees			—		(5)		(1)	(6)
Comprehensive income:
Net income							2,133	2,133
Other comprehensive income (Notes 14 and 17):
Foreign currency translation and other (net of tax expense of $121)						263		263
Net loss on cash flow hedges (net of tax benefit of $66)						(242)		(242)
Net loss on net investment hedges (net of tax benefit of $28)						(57)		(57)
Reclassification to net income of previously deferred net gains related to hedge derivatives (net of tax expense of $24)						(84)		(84)

Total comprehensive income						(120)	2,133	2,013

Balance at May 31, 2011	90	$—	378	$3	$3,944	$95	$5,801	$9,843

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

Description of Business

NIKE, Inc. is a worldwide leader in the design, marketing and distribution of athletic and sports-inspired footwear, apparel, equipment and accessories. Wholly-owned NIKE subsidiaries include Cole Haan, which designs, markets and distributes dress and casual shoes, handbags, accessories and coats; Converse Inc., which designs, markets and distributes athletic and casual footwear, apparel and accessories; Hurley International LLC, which designs, markets and distributes action sports and youth lifestyle footwear, apparel and accessories; and Umbro International Limited, which designs, distributes and licenses athletic and casual footwear, apparel and equipment, primarily for the sport of soccer.

Basis of Consolidation

The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.

Recognition of Revenues

Wholesale revenues are recognized when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for sales discounts, returns and miscellaneous claims from customers are made at the time of sale. As of May 31, 2011 and 2010, the Company’s reserve balances for sales discounts, returns and miscellaneous claims were $423 million and $371 million, respectively.

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred and included in cost of sales.

Demand Creation Expense

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

Total advertising and promotion expenses were $2,448 million, $2,356 million, and $2,352 million for the years ended May 31, 2011, 2010 and 2009, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other assets totaled $291 million and $261 million at May 31, 2011 and 2010, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

Cash and equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at date of purchase. The carrying amounts reflected in the consolidated balance sheet for cash and equivalents approximate fair value.

Short-Term Investments

Short-term investments consist of highly liquid investments, including commercial paper, U.S. treasury, U.S. agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2011 and 2010, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.

At May 31, 2011 and 2010, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets within short-term investments on the consolidated balance sheet.

See Note 6 — Fair Value Measurements for more information on the Company’s short term investments.

Allowance for Uncollectible Accounts Receivable

Accounts receivable consists primarily of amounts receivable from customers. We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $124 million and $117 million at May 31, 2011 and 2010, respectively, of which $50 million and $43 million was classified as long-term and recorded in other assets.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, that are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in other (income), net, within our consolidated statement of income.

Accounting for Derivatives and Hedging Activities

The Company uses derivative financial instruments to limit exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the balance sheet and changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity), debt or net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is within the cash provided by operations component of the consolidated statements of cash flows. For designated net investment hedges, this is generally within the cash used by investing activities component of the cash flow statement. As our fair value hedges are receive-fixed, pay-variable interest rate swaps, the cash flows associated with these derivative instruments are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement.

See Note 17 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.

Stock-Based Compensation

The Company estimates the fair value of options and stock appreciation rights granted under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”) and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as selling and administrative expense in the consolidated statements of income over the vesting period using the straight-line method.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance, which is effective for the Company beginning June 1, 2012, amends current U.S. GAAP fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

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

Note 2 — Inventories

Inventory balances of $2,715 million and $2,041 million at May 31, 2011 and 2010, respectively, were substantially all finished goods.

Note 3 — Property, Plant and Equipment

Property, plant and equipment included the following:

	As of May 31,
	2011	2010
	(In millions)
Land	$237	$223
Buildings	1,124	952
Machinery and equipment	2,487	2,217
Leasehold improvements	931	821
Construction in process	127	177

	4,906	4,390
Less accumulated depreciation	2,791	2,458

	$2,115	$1,932

Capitalized interest was not material for the years ended May 31, 2011, 2010, and 2009.

Note 4 — Identifiable Intangible Assets, Goodwill and Umbro Impairment

Identified Intangible Assets and Goodwill

The following table summarizes the Company’s identifiable intangible asset balances as of May 31, 2011 and 2010:

	May 31, 2011			May 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Amortized intangible assets:
Patents	$80	$(24)	$56	$69	$(21)	$48
Trademarks	44	(25)	19	40	(18)	22
Other	47	(22)	25	32	(18)	14

Total	$171	$(71)	$100	$141	$(57)	$84

Unamortized intangible assets — Trademarks			387			383

Identifiable intangible assets, net			$487			$467

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of foreign exchange fluctuations for the year ended May 31, 2011 increased unamortized intangible assets by approximately $4 million.

Amortization expense, which is included in selling and administrative expense, was $16 million, $14 million, and $12 million for the years ended May 31, 2011, 2010, and 2009, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2012 through May 31, 2016 are as follows: 2012: $16 million; 2013: $14 million; 2014: $12 million; 2015: $8 million; 2016: $7 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes. The following table summarizes the Company’s goodwill balance as of May 31, 2011 and 2010:

	Goodwill	Accumulated Impairment	Goodwill, net
	(In millions)
May 31, 2009	$393	$(199)	$194
Other(1)	(6)	—	(6)

May 31, 2010	387	(199)	188
Umbro France(2)	10	—	10
Other(1)	7	—	7

May 31, 2011	$404	$(199)	$205

(1)	Other consists of foreign currency translation adjustments on Umbro goodwill.

(2)	In March 2011, Umbro acquired the remaining 51% of the exclusive licensee and distributor of the Umbro brand in France for approximately $15 million.

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

The Company measured the fair value of Umbro by using an equal weighting of the fair value implied by a discounted cash flow analysis and by comparisons with the market values of similar publicly traded companies. The Company believes the blended use of both models compensates for the inherent risk associated with either model if used on a stand-alone basis, and this combination is indicative of the factors a market participant would consider when performing a similar valuation. The fair value of Umbro’s indefinite-lived trademark was

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated using the relief from royalty method, which assumes that the trademark has value to the extent that Umbro is relieved of the obligation to pay royalties for the benefits received from the trademark. The assessments of the Company resulted in the recognition of impairment charges of $199 million and $181 million related to Umbro’s goodwill and trademark, respectively, for the year ended May 31, 2009. A tax benefit of $55 million was recognized as a result of the trademark impairment charge. In addition to the above impairment analysis, the Company determined an equity investment held by Umbro was impaired, and recognized a charge of $21 million related to the impairment of this investment. These charges are included in the Company’s “Other” category for segment reporting purposes.

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

Note 5 — Accrued Liabilities

Accrued liabilities included the following:

	May 31,
	2011	2010
	(In millions)
Compensation and benefits, excluding taxes	$628	$599
Endorser compensation	284	267
Taxes other than income taxes	214	158
Fair value of derivatives	186	164
Dividends payable	145	131
Advertising and marketing	139	125
Import and logistics costs	98	80
Other(1)	291	380

	$1,985	$1,904

(1)	Other consists of various accrued expenses and no individual item accounted for more than 5% of the balance at May 31, 2011 and 2010.

Note 6 — Fair Value Measurements

The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2011 and 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	May 31, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$38	$—	$38	Other current assets and other long-term assets

Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	53	—	53

Available-for-sale securities:
U.S. Treasury securities	125	—	—	125	Cash equivalents
Commercial paper and bonds	—	157	—	157	Cash equivalents
Money market funds	—	780	—	780	Cash equivalents
U.S. Treasury securities	1,473	—	—	1,473	Short-term investments
U.S. Agency securities	—	308	—	308	Short-term investments
Commercial paper and bonds	—	802	—	802	Short-term investments

Total available-for-sale securities	1,598	2,047	—	3,645

Total Assets	$1,598	$2,100	$—	$3,698

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$197	$—	$197	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$197	$—	$197

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	May 31, 2010
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(In millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$420	$—	$420	Other current assets and other long -term assets

Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	435	—	435

Available-for-sale securities:
U.S. Treasury securities	1,232	—	—	1,232	Cash equivalents
Commercial paper and bonds	—	462	—	462	Cash equivalents
Money market funds	—	685	—	685	Cash equivalents
U.S. Treasury securities	1,085	—	—	1,085	Short-term investments
U.S. Agency securities	—	298	—	298	Short-term investments
Commercial paper and bonds	—	684	—	684	Short-term investments

Total available-for-sale securities	2,317	2,129	—	4,446

Total Assets	$2,317	$2,564	$—	$4,881

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$165	$—	$165	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$165	$—	$165

Derivative financial instruments include foreign currency forwards, option contracts and interest rate swaps. The fair value of these derivatives contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material for the years ended May 31, 2011 and 2010.

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

As of May 31, 2011 and 2010, the Company had no material Level 3 measurements and no assets or liabilities measured at fair value on a non-recurring basis.

Short-Term Investments

As of May 31, 2011 and 2010, short-term investments consisted of available-for-sale securities. As of May 31, 2011, the Company held $2,253 million of available-for-sale securities with maturity dates within one year and $330 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2010, the Company held $1,900 million of available-for-sale securities with maturity dates within one year and $167 million with maturity dates over one year and less than five years within short-term investments.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term investments classified as available-for-sale consist of the following at fair value:

	As of May 31,
	2011	2010
	(In millions)
Available-for-sale investments:
U.S. treasury and agencies	$1,781	$1,383
Commercial paper and bonds	802	684

Total available-for-sale investments	$2,583	$2,067

Included in interest expense (income), net for the years ended May 31, 2011, 2010, and 2009 was interest income of $30 million, $30 million, and $50 million, respectively, related to cash and equivalents and short-term investments.

For fair value information regarding notes payable and long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt.

Note 7 — Short-Term Borrowings and Credit Lines

Notes payable to banks and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2011 and 2010, are summarized below:

	May 31,
	2011			2010
	Borrowings	Interest Rate		Borrowings	Interest Rate
	(In millions)
Notes payable:
U.S. operations	35	—	(1)	18	—	(1)
Non-U.S. operations	152	7.05	%(1)	121	6.35	%(1)

	$187			$139

Sojitz America	$111	0.99%		$88	1.07%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

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

As of May 31, 2011 and 2010, the Company had no amounts outstanding under its commercial paper program.

In December 2006, the Company entered into a $1 billion revolving credit facility with a group of banks. The facility matures in December 2012. Based on the Company’s current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.15%. The facility fee is 0.05% of the total commitment. Under this agreement, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2011. No amounts were outstanding under this facility as of May 31, 2011 and 2010.

Note 8 — Long-Term Debt

Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, is comprised of the following:

	May 31,
	2011	2010
	(In millions)
5.66% Corporate bond, payable July 23, 2012	$26	$27
5.40% Corporate bond, payable August 7, 2012	16	16
4.70% Corporate bond, payable October 1, 2013	50	50
5.15% Corporate bond, payable October 15, 2015	114	112
4.30% Japanese Yen note, payable June 26, 2011	130	116
1.52% Japanese Yen note, payable February 14, 2012	62	55
2.60% Japanese Yen note, maturing August 20, 2001 through November 20, 2020	54	53
2.00% Japanese Yen note, maturing August 20, 2001 through November 20, 2020	24	24

Total	476	453
Less current maturities	200	7

	$276	$446

The scheduled maturity of long-term debt in each of the years ending May 31, 2012 through 2016 are $200 million, $48 million, $58 million, $8 million and $109 million, at face value, respectively.

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $482 million at May 31, 2011 and $453 million at May 31, 2010.

In fiscal years 2003 and 2004, the Company issued a total of $240 million in medium-term notes of which $190 million, at face value, were outstanding at May 31, 2011. The outstanding notes have coupon rates that range from 4.70% to 5.66% and maturity dates ranging from July 2012 to October 2015. For each of these notes, except the $50 million note maturing in October 2013, the Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the notes and pays variable interest payments based on the six-month LIBOR plus a spread. Each swap has the same notional amount and maturity date as the corresponding note. At May 31, 2011, the interest rates payable on these swap agreements ranged from approximately 0.3% to 1.0%.

In June 1996, one of the Company’s wholly owned Japanese subsidiaries, NIKE Logistics YK, borrowed ¥10.5 billion (approximately $130 million as of May 31, 2011) in a private placement with a maturity of June 26, 2011. Interest is paid semi-annually. The agreement provides for early retirement of the borrowing.

In July 1999, NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020. Interest is also paid quarterly. As of May 31, 2011, ¥6.3 billion (approximately $78 million) in loans remain outstanding.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2007, NIKE Logistics YK entered into a ¥5.0 billion (approximately $62 million as of May 31, 2011) term loan that replaced certain intercompany borrowings and matures on February 14, 2012. The interest rate on the loan is approximately 1.5% and interest is paid semi-annually.

Note 9 — Income Taxes

Income before income taxes is as follows:

	Year Ended May 31,
	2011	2010	2009
	(In millions)
Income before income taxes:
United States	$1,084	$699	$846
Foreign	1,760	1,818	1,111

	$2,844	$2,517	$1,957

The provision for income taxes is as follows:

	Year Ended May 31,
	2011	2010	2009
	(In millions)
Current:
United States
Federal	$289	$200	$410
State	57	50	46
Foreign	441	349	308

	787	599	764

Deferred:
United States
Federal	(61)	18	(251)
State	—	(1)	(8)
Foreign	(15)	(6)	(35)

	(76)	11	(294)

	$711	$610	$470

A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate follows:

	Year Ended May 31,
	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3%	1.3%	1.2%
Foreign earnings	-10.2%	-13.6%	-14.9%
Other, net	-1.1%	1.5%	2.7%

Effective income tax rate	25.0%	24.2%	24.0%

The effective tax rate for the year ended May 31, 2011 of 25.0% increased from the fiscal 2010 effective tax rate of 24.2% due primarily to the change in geographic mix of earnings. A larger percentage of our earnings before income taxes in the current year are attributable to operations in the United States where the statutory tax rate is generally higher than the tax rate on operations outside of the U.S. This impact was partially offset by

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes to uncertain tax positions. Our effective tax rate for the year ended May 31, 2010 of 24.2% increased from the fiscal 2009 effective rate of 24.0%. The effective tax rate for fiscal 2009 includes a tax benefit related to charges recorded for the impairment of Umbro’s goodwill, intangible and other assets.

Deferred tax assets and (liabilities) are comprised of the following:

	May 31,
	2011	2010
	(In millions)
Deferred tax assets:
Allowance for doubtful accounts	$19	$17
Inventories	63	47
Sales return reserves	72	52
Deferred compensation	152	144
Stock-based compensation	148	145
Reserves and accrued liabilities	66	86
Foreign loss carry-forwards	60	26
Foreign tax credit carry-forwards	236	148
Hedges	21	1
Undistributed earnings of foreign subsidiaries	—	128
Other	86	37

Total deferred tax assets	923	831
Valuation allowance	(51)	(36)

Total deferred tax assets after valuation allowance	872	795
Deferred tax liabilities:
Undistributed earnings of foreign subsidiaries	(40)	—
Property, plant and equipment	(151)	(99)
Intangibles	(97)	(99)
Hedges	(1)	(72)
Other	(20)	(8)

Total deferred tax liability	(309)	(278)

Net deferred tax asset	$563	$517

The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	May 31,
	2011	2010	2009
	(In millions)
Unrecognized tax benefits, as of the beginning of the period	$282	$274	$251
Gross increases related to prior period tax positions	13	87	53
Gross decreases related to prior period tax positions	(98)	(122)	(62)
Gross increases related to current period tax positions	59	52	72
Gross decreases related to current period tax positions	(6)	—	—
Settlements	(43)	(3)	(29)
Lapse of statute of limitations	(8)	(9)	(4)
Changes due to currency translation	13	3	(7)

Unrecognized tax benefits, as of the end of the period	$212	$282	$274

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2011, the total gross unrecognized tax benefits, excluding related interest and penalties, were $212 million, $93 million of which would affect the Company’s effective tax rate if recognized in future periods. Total gross unrecognized tax benefits, excluding interest and penalties, as of May 31, 2010 and 2009 was $282 million and $274 million, respectively.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties increased $10 million, $6 million, and $2 million during the years ended May 31, 2011, 2010, and 2009, respectively. As of May 31, 2011 and 2010, accrued interest and penalties related to uncertain tax positions was $91 million and $81 million, respectively (excluding federal benefit).

The Company is subject to taxation primarily in the U.S., China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2009. The Company is currently under audit by the Internal Revenue Service for the 2010 tax year. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2000 and fiscal 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $69 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

The Company has indefinitely reinvested approximately $4.4 billion of the cumulative undistributed earnings of certain foreign subsidiaries. Such earnings would be subject to U.S. taxation if repatriated to the U.S. Determination of the amount of unrecognized deferred tax liability associated with the indefinitely reinvested cumulative undistributed earnings is not practicable.

A portion of the Company’s foreign operations are benefitting from a tax holiday that will phase out in 2019. The decrease in income tax expense for the year ended May 31, 2011 as a result of this arrangement was approximately $36 million ($0.07 per diluted share) and $30 million ($0.06 per diluted share) for the year ended May 31, 2010.

Deferred tax assets at May 31, 2011 and 2010 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses where it is more likely than not that the deferred tax assets will not be realized. The net change in the valuation allowance was an increase of $15 million and $10 million for the years ended May 31, 2011 and 2010, respectively and a decrease of $15 million for the year ended May 31, 2009.

The Company does not anticipate that any foreign tax credit carry-forwards will expire. The Company has available domestic and foreign loss carry-forwards of $183 million at May 31, 2011. Such losses will expire as follows:

	Year Ending May 31,
	2013	2014	2015	2016	2017- 2028	Indefinite	Total
	(In millions)
Net Operating Losses	$7	$10	$4	$10	$91	$61	$183

During the years ended May 31, 2011, 2010, and 2009, income tax benefits attributable to employee stock-based compensation transactions of $68 million, $57 million, and $25 million, respectively, were allocated to shareholders’ equity.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2011, 2010, and 2009. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States.

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

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 163 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
	2011	2010	2009
	(in millions)
Stock options(1)	$77	$135	$129
ESPPs	14	14	14
Restricted stock	14	10	8

Subtotal	105	159	151
Stock options and restricted stock expense — restructuring (2)	—	—	20

Total stock-based compensation expense	$105	$159	$171

(1)

Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. In the first quarter of fiscal 2011, the Company changed the accelerated vesting provisions of its stock option plan. Under the new provisions, accelerated stock option expense for year ended May 31, 2011 was $12 million. The accelerated stock option expense for the years ended May 31, 2010 and 2009 was $74 million and $59 million, respectively.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)

In connection with the restructuring activities that took place during fiscal 2009, the Company recognized stock-based compensation expense relating to the modification of stock option agreements, allowing for an extended post-termination exercise period, and accelerated vesting of restricted stock as part of severance packages. See Note 16 — Restructuring Charges for further details.

As of May 31, 2011, the Company had $111 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.2 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2011, 2010, and 2009, as computed using the Black-Scholes pricing model, was $17.68, $23.43, and $17.13, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2011	2010	2009
Dividend yield	1.6%	1.9%	1.5%
Expected volatility	31.5%	57.6%	32.5%
Weighted average expected life (in years)	5.0	5.0	5.0
Risk-free interest rate	1.7%	2.5%	3.4%

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

The following summarizes the stock option transactions under the plan discussed above:

	Shares(1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2008	36.6	$40.14
Exercised	(4.0)	35.70
Forfeited	(1.3)	51.19
Granted	7.5	58.17

Options outstanding May 31, 2009	38.8	$43.69
Exercised	(8.6)	37.64
Forfeited	(0.6)	51.92
Granted	6.4	52.79

Options outstanding May 31, 2010	36.0	$46.60
Exercised	(7.0)	42.70
Forfeited	(0.5)	58.08
Granted	6.3	69.20

Options outstanding May 31, 2011	34.8	$51.29
Options exercisable at May 31,
2009	21.4	$36.91
2010	20.4	41.16
2011	20.1	$44.05

(1)	Includes stock appreciation rights transactions.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2011 was 6.0 years and 4.5 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2011 was $1,154 million and $811 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2011, 2010, and 2009 was $267 million, $239 million, and $108 million, respectively.

In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 0.8 million shares during the years ended May 31, 2011 and 2010, and 1.0 million shares during the year ended May 31, 2009.

From time to time, the Company grants restricted stock and unrestricted stock to key employees under the 1990 Plan. The number of shares granted to employees during the years ended May 31, 2011, 2010, and 2009 were 0.2 million, 0.5 million, and 0.1 million with weighted average values per share of $70.23, $53.16, and $56.97, respectively. Recipients of restricted shares are entitled to cash dividends and to vote their respective shares throughout the period of restriction. The value of all of the granted shares was established by the market price on the date of grant. During the years ended May 31, 2011, 2010, and 2009, the fair value of restricted shares vested was $15 million, $8 million, and $10 million, respectively, determined as of the date of vesting.

Note 12 — Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.2 million, 0.2 million, and 13.2 million shares of common stock were outstanding at May 31, 2011, 2010, and 2009, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Year Ended May 31,
	2011	2010	2009
	(In millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	475.5	485.5	484.9
Assumed conversion of dilutive stock options and awards	10.2	8.4	5.8

Diluted weighted average common shares outstanding	485.7	493.9	490.7

Basic earnings per common share	$4.48	$3.93	$3.07

Diluted earnings per common share	$4.39	$3.86	$3.03

Note 13 — Benefit Plans

The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also has a profit sharing plan available to its U.S.-based employees. The terms of the plan call for annual contributions as determined by the subsidiary’s executive management. Contributions of $39 million, $35 million, and $28 million were made to the plans and are included in selling and administrative expense for the years ended May 31, 2011, 2010, and 2009, respectively. The Company has various 401(k) employee savings

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans available to U.S.-based employees. The Company matches a portion of employee contributions. Company contributions to the savings plans were $39 million, $34 million, and $38 million for the years ended May 31, 2011, 2010, and 2009, respectively, and are included in selling and administrative expense.

The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $31 million, $24 million, and $18 million of selling and administrative expense related to cash awards under the LTIP during the years ended May 31, 2011, 2010, and 2009, respectively.

The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $93 million and $113 million at May 31, 2011 and 2010, respectively, which was primarily classified as long-term in other liabilities.

Note 14 — Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	May 31,
	2011	2010
	(In millions)
Cumulative translation adjustment and other	$168	$(95)
Net deferred gain on net investment hedge derivatives	50	107
Net deferred (loss) gain on cash flow hedge derivatives	(123)	203

	$95	$215

Note 15 — Commitments and Contingencies

The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from 1 to 24 years after May 31, 2011. Rent expense was $446 million, $416 million, and $397 million for the years ended May 31, 2011, 2010 and 2009, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2012 through 2016 are $374 million, $310 million, $253 million, $198 million, $174 million, respectively, and $535 million in later years.

As of May 31, 2011 and 2010, the Company had letters of credit outstanding totaling $99 million and $101 million, respectively. These letters of credit were generally issued for the purchase of inventory.

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

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 — Restructuring Charges

During fiscal 2009, the Company took necessary steps to streamline its management structure, enhance consumer focus, drive innovation more quickly to market and establish a more scalable, long-term cost structure. As a result, the Company reduced its global workforce by approximately 5% and incurred pre-tax restructuring charges of $195 million, primarily consisting of severance costs related to the workforce reduction. As nearly all of the restructuring activities were completed in fiscal 2009, the Company did not recognize additional costs relating to these actions. The restructuring charge is reflected in the corporate expense line in the segment presentation of earnings before interest and taxes in Note 18 — Operating Segments and Related Information. The restructuring accrual included in accrued liabilities in the consolidated balance sheet was $3 million and $8 million as of May 31, 2011 and 2010, respectively.

Note 17 — Risk Management and Derivatives

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between formally designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these non-designated instruments of recorded balance sheet positions are recognized immediately in other (income), net, on the income statement together with the transaction gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

The majority of derivatives outstanding as of May 31, 2011 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of May 31, 2011 was $7 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair values of derivative instruments included within the consolidated balance sheet as of May 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	May 31, 2011	May 31, 2010	Balance Sheet Location	May 31, 2011	May 31, 2010
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$22	$316	Accrued liabilities	$170	$25

Foreign exchange forwards and options	Deferred income taxes and other long- term assets	7	—	Deferred income taxes and other long-term liabilities	10	—

Interest rate swap contracts	Deferred income taxes and other long- term assets	15	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		44	331		180	25

Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$9	$104	Accrued liabilities	$16	$139

Foreign exchange forwards and options	Deferred income taxes and other long- term assets	—	—	Deferred income taxes and other long-term liabilities	1	1

Total derivatives not designated as hedging instruments		9	104		17	140

Total derivatives		$53	$435		$197	$165

The following tables present the amounts affecting the consolidated statements of income for years ended May 31, 2011, 2010 and 2009:

Derivatives formally designated	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)

	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31,
	2011	2010	2009		2011	2010	2009
	(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(87)	$(30)	$106	Revenue	$(30)	$51	$93
Foreign exchange forwards and options	(152)	89	350	Cost of sales	103	60	(14)
Foreign exchange forwards and options	(4)	5	—	Selling and administrative expense	1	1	1

Foreign exchange forwards and options	(65)	51	165	Other (income), net	34	56	68

Total designated cash flow hedges	$(308)	$115	$621		$108	$168	$148
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(85)	$66	$161	Other (income), net	$—	$—	$—

(1)

For the year ended May 31, 2011 and 2009, the Company recorded an immaterial amount of ineffectiveness from cash flow hedges in other (income), net. For the year ended May 31, 2010, $5 million of ineffectiveness from cash flow hedges was recorded in other (income), net.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Amount of Gain (Loss) recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
	2011	2010	2009
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$6	$7	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(30)	$(91)	$(83)	Other (income), net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 5 — Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 6 —Fair Value Measurements for a description of how the above financial instruments are valued, Note 14 — Accumulated Other Comprehensive Income and the consolidated statements of shareholders’ equity for additional information on changes in other comprehensive income for the years ended May 31, 2011, 2010 and 2009.

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

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Results of hedges of revenue and product costs are recorded in revenue and cost of sales, respectively, when the underlying hedged transaction affects net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of forecasted purchases of U.S. dollar-denominated available-for-sale securities are recorded in other (income), net when the securities are sold. Results of hedges of forecasted intercompany transactions are recorded in other (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of May 31, 2011, $120 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2011, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 15 months.

The Company formally assesses both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. When it is determined that a derivative is not, or has ceased to be, highly effective as a hedge, the Company discontinues hedge accounting.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income), net. For the year ended May 31, 2011 an immaterial amount of ineffectiveness was recorded to other (income), net. For the years ended May 31, 2010 and 2009, the Company recorded in other (income), net $5 million gain and an immaterial amount of ineffectiveness from cash flow hedges, respectively.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of May 31, 2011, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the years ended May 31, 2011, 2010, and 2009.

In fiscal 2003, the Company entered into a receive-floating, pay-fixed interest rate swap agreement related to a Japanese Yen denominated intercompany loan with one of the Company’s Japanese subsidiaries. This interest rate swap was not designated as a hedge under the accounting standards for derivatives and hedging.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, changes in the fair value of the swap were recorded to net income each period through maturity as a component of interest expense (income), net. Both the intercompany loan and the related interest rate swap matured during the year ended May 31, 2009.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2011, 2010, and 2009.

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and reported to senior management according to prescribed guidelines. The Company also utilizes a portfolio of financial institutions either headquartered or operating in the same countries the Company conducts its business.

The Company’s derivative contracts contain credit risk related contingent features aiming to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of May 31, 2011, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at May 31, 2011 was $160 million. The Company, or any counterparty, were not required to post any collateral as a result of these contingent features. As a result of the above considerations, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 18 — Operating Segments and Related Information

Operating Segments.    The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. In fiscal 2009, the Company initiated a reorganization of the NIKE Brand into a new model consisting of six geographies. Effective June 1, 2009, the Company’s new reportable operating segments for the NIKE Brand are: North America, Western Europe, Central and Eastern Europe, Greater China, Japan, and Emerging Markets. Previously, NIKE Brand operations were organized into the following four geographic regions: U.S., Europe, Middle East and Africa (collectively, “EMEA”), Asia Pacific, and Americas. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic segment.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s “Other” category is broken into two components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE Brand licensing businesses that are not part of a geographic operating segment, selling, general and administrative expenses that are centrally managed for the NIKE Brand and costs associated with product development and supply chain operations. The “Other Businesses” category primarily consists of the activities of our affiliate brands; Cole Haan, Converse Inc., Hurley International LLC and Umbro International Limited; and NIKE Golf. Activities represented in the “Other” category are immaterial for individual disclosure.

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

As part of the Company’s centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and are used to record any non-functional currency revenues or product purchases into the entity’s functional currency. Geographic operating segment revenues and cost of sales reflect use of these standard rates. For all NIKE Brand operating segments, differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from the centrally managed foreign exchange risk management program and other conversion gains and losses. Prior to June 1, 2010, foreign currency results, including hedge results and other conversion gains and losses generated by the Western Europe and Central & Eastern Europe geographies were recorded in their respective geographic results.

Additions to long-lived assets as presented in the following table represent capital expenditures.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2011 presentation, as South Africa became part of the Emerging Markets operating segment beginning June 1, 2010. Previously, South Africa was part of the Central & Eastern Europe operating segment.

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended May 31,
	2011	2010	2009
	(In millions)
Revenue
North America	$7,578	$6,696	$6,778
Western Europe	3,810	3,892	4,139
Central & Eastern Europe	1,031	993	1,247
Greater China	2,060	1,742	1,743
Japan	766	882	926
Emerging Markets	2,736	2,199	1,828
Global Brand Divisions	123	105	96

Total NIKE Brand	18,104	16,509	16,757
Other Businesses	2,747	2,530	2,419
Corporate	11	(25)	—

Total NIKE Consolidated Revenues	$20,862	$19,014	$19,176

Earnings Before Interest and Taxes
North America	$1,750	$1,538	$1,429
Western Europe	721	856	939
Central & Eastern Europe	233	253	394
Greater China	777	637	575
Japan	114	180	205
Emerging Markets	688	521	364
Global Brand Divisions	(998)	(867)	(811)

Total NIKE Brand	3,285	3,118	3,095
Other Businesses(1)	334	299	(193)
Corporate(2)	(771)	(894)	(955)

Total NIKE Consolidated Earnings Before Interest and Taxes	2,848	2,523	1,947
Interest expense (income), net	4	6	(10)

Total NIKE Consolidated Earnings Before Taxes	$2,844	$2,517	$1,957

Additions to Long-lived Assets
North America	$79	$45	$99
Western Europe	75	59	70
Central & Eastern Europe	5	4	7
Greater China	43	80	59
Japan	9	12	10
Emerging Markets	21	11	12
Global Brand Divisions	44	30	37

Total NIKE Brand	276	241	294
Other Businesses	38	52	90
Corporate	118	42	72

Total Additions to Long-lived Assets	$432	$335	$456

Depreciation
North America	$70	$65	$64
Western Europe	52	57	51
Central & Eastern Europe	4	4	4
Greater China	19	11	7
Japan	22	26	30
Emerging Markets	14	12	10
Global Brand Divisions	39	33	43

Total NIKE Brand	220	208	209
Other Businesses	44	46	38
Corporate	71	70	88

Total Depreciation	$335	$324	$335

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)

During the year ended May 31, 2009, the Other category included a pre-tax charge of $401 million for the impairment of goodwill, intangible and other assets of Umbro, which was recorded in the third quarter of fiscal 2009. See Note 4 — Identifiable Intangible Assets, Goodwill and Umbro Impairment for more information.

(2)

During the year ended May 31, 2009, Corporate expense included pre-tax charges of $195 million for the Company’s restructuring activities, which were completed in the fourth quarter of fiscal 2009. See Note 16 — Restructuring Charges for more information.

	Year Ended May 31,
	2011	2010
	(In millions)
Accounts Receivable, net
North America	$1,069	$848
Western Europe	500	402
Central & Eastern Europe	290	271
Greater China	140	129
Japan	153	167
Emerging Markets	466	350
Global Brand Divisions	23	22

Total NIKE Brand	2,641	2,189
Other Businesses	471	442
Corporate	26	19

Total Accounts Receivable, net	$3,138	$2,650

Inventories
North America	$1,034	$768
Western Europe	434	347
Central & Eastern Europe	145	102
Greater China	152	104
Japan	82	68
Emerging Markets	429	285
Global Brand Divisions	25	20

Total NIKE Brand	2,301	1,694
Other Businesses	414	347
Corporate	—	—

Total Inventories	$2,715	$2,041

Property, Plant and Equipment, net
North America	$330	$325
Western Europe	338	282
Central & Eastern Europe	13	11
Greater China	179	146
Japan	360	333
Emerging Markets	58	48
Global Brand Divisions	116	99

Total NIKE Brand	1,394	1,244
Other Businesses	164	167
Corporate	557	521

Total Property, Plant and Equipment, net	$2,115	$1,932

NIKE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by Major Product Lines.    Revenues to external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Cole Haan, Converse, Hurley, NIKE Golf, and Umbro.

	Year Ended May 31,
	2011	2010	2009
	(In millions)
Footwear	$11,493	$10,332	$10,307
Apparel	5,475	5,037	5,245
Equipment	1,013	1,035	1,110
Other	2,881	2,610	2,514

	$20,862	$19,014	$19,176

Revenues and Long-Lived Assets by Geographic Area.    Geographical area information is similar to what was shown previously under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the United States were $8,956 million, $7,914 million, and $8,020 million for the years ended May 31, 2011, 2010, and 2009, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan, Belgium and China. Long-lived assets attributable to operations in the United States, which are comprised of net property, plant & equipment, were $1,115 million, $1,070 million, and $1,143 million at May 31, 2011, 2010, and 2009, respectively. Long-lived assets attributable to operations in Japan were $363 million, $336 million, and $322 million at May 31, 2011, 2010 and 2009, respectively. Long-lived assets attributable to operations in Belgium were $182 million, $164 million, and $191 million at May 31, 2011, 2010, and 2009, respectively. Long-lived assets attributable to operations in China were $175 million, $144 million, and $76 million at May 31, 2011, 2010, and 2009, respectively.

Major Customers.    No customer accounted for 10% or more of the Company’s net sales during the years ended May 31, 2011, 2010, and 2009.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2011.

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

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2011,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2011 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 20, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

4.3	Indenture dated as of December 13, 1996 between the Company and Bank One Trust Company, National Association (successor in interest to The First National Bank of Chicago), as Trustee (incorporated by reference to Exhibit 4.01 to Amendment No. 1 to Registration Statement No. 333-15953 filed by the Company on November 26, 1996).

4.4	Form of Officers’ Certificate relating to the Company’s Fixed Rate Medium-Term Notes and the Company’s Floating Rate Medium-Term Notes, form of Fixed Rate Note and form of Floating Rate Note (incorporated by reference to Exhibits 4.2, 4.3 and 4.4 of the Company’s Current Report on Form 8-K filed May 29, 2002).

4.5	Credit Agreement dated as of December 1, 2006 among NIKE, Inc., Bank of America, N.A., individually and as Agent, and the other banks party thereto (incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K filed December 6, 2006).

4.6	First Amendment to the Credit Agreement, dated August 24, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

4.7	Extension and Second Amendment to the Credit Agreement, dated November 1, 2007, among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and HSBC Bank USA, N.A., The Bank of Tokyo Mitsubishi UFG, Ltd. and Deutsche Bank Securities Inc., as Co-Documentation Agents, and the other Banks named therein. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 29, 2008).

10.1	Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2	Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3	Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4	Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

10.5	Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.6	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2010).*

10.7	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2010).*

10.8	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.9	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective January 1, 2009) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.10	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004).*

10.11	Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.12	NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008).*

10.13	Amended and Restated Covenant Not To Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.14	Amended and Restated Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Charles D. Denson dated July 24, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.15	Form of Long-Term Incentive Award Agreement under the Long-Term Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.16	Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan for awards prior to May 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.17	Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

10.18	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.19	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Gary DeStefano (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2006).*

10.20	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.21	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*

12.1	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (set forth on page F-2 of this Annual Report on Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32	Section 1350 Certifications.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.

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

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Allowance for doubtful accounts (current and non-current)(1)
For the year ended May 31, 2009	$78	$63	$(12)	$(18)	$111
For the year ended May 31, 2010	111	46	(10)	(30)	117
For the year ended May 31, 2011	117	25	15	(33)	124

(1)	The non-current portion of the allowance for doubtful accounts is classified in deferred income taxes and other assets on the consolidated balance sheet.

F-1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-156406) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, and 333-173727) of NIKE, Inc. of our report dated July 22, 2011 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

/s/    PRICEWATERHOUSECOOPERS LLP

Portland, Oregon

July 22, 2011

F-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.

By:	/s/ MARK G. PARKER
Mark G. Parker Chief Executive Officer and President

Date: July 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Principal Executive Officer and Director:

/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 22, 2011

Principal Financial Officer:

/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 22, 2011

Principal Accounting Officer:

/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 22, 2011

Directors:

/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 22, 2011

/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 22, 2011

/s/ JOHN G. CONNORS John G. Connors	Director	July 22, 2011

/s/ JILL K. CONWAY Jill K. Conway	Director	July 22, 2011

/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 22, 2011

S-1

Signature	Title	Date

/s/ RALPH D. DENUNZIO Ralph D. DeNunzio	Director	July 22, 2011

/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 22, 2011

/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 22, 2011

/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 22, 2011

/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 22, 2011

/s/ ORIN C. SMITH Orin C. Smith	Director	July 22, 2011

/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 22, 2011

/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 22, 2011

S-2