Form 10-Q
period 2011-08-31
NIKE INC
filed 2011-10-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of August 31, 2011 were:

Class A	89,969,448
Class B	373,699,186

463,668,634

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2011	May 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,608	$1,955
Short-term investments (Note 5)	2,092	2,583
Accounts receivable, net	3,279	3,138
Inventories (Note 2)	3,107	2,715
Deferred income taxes (Note 6)	315	312
Prepaid expenses and other current assets (Note 10)	638	594

Total current assets	11,039	11,297
Property, plant and equipment	5,034	4,906
Less accumulated depreciation	2,868	2,791

Property, plant and equipment, net	2,166	2,115
Identifiable intangible assets, net (Note 3)	536	487
Goodwill (Note 3)	204	205
Deferred income taxes and other long-term assets (Note 6 and 10)	858	894

Total assets	$14,803	$14,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$116	$200
Notes payable	164	187
Accounts payable	1,421	1,469
Accrued liabilities (Note 4)	1,968	1,985
Income taxes payable (Note 6)	91	117

Total current liabilities	3,760	3,958
Long-term debt	238	276
Deferred income taxes and other long-term liabilities (Note 6 and 10)	906	921
Commitments and contingencies (Note 12)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90 and 90 million shares outstanding	—	—
Class B - 374 and 378 million shares outstanding	3	3
Capital in excess of stated value	4,138	3,944
Accumulated other comprehensive income (Note 7)	105	95
Retained earnings	5,653	5,801

Total shareholders’ equity	9,899	9,843

Total liabilities and shareholders’ equity	$14,803	$14,998

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,
	2011	2010
	(in millions, except per share data)
Revenues	$6,081	$5,175
Cost of sales	3,388	2,741

Gross margin	2,693	2,434
Demand creation expense	692	679
Operating overhead expense	1,131	994

Total selling and administrative expense	1,823	1,673
Other expense, net	18	7
Interest (income), net	—	(1)

Income before income taxes	852	755
Income tax expense (Note 6)	207	196

Net income	$645	$559

Basic earnings per common share (Note 9)	$1.39	$1.17

Diluted earnings per common share (Note 9)	$1.36	$1.14

Dividends declared per common share	$0.31	$0.27

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
	2011	2010
	(in millions)
Cash provided by operations:
Net income	$645	$559
Income charges (credits) not affecting cash:
Depreciation	86	78
Deferred income taxes	4	—
Stock-based compensation	25	21
Amortization and other	25	(16)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(141)	(82)
(Increase) decrease in inventories	(398)	(118)
(Increase) decrease in prepaid expenses and other assets	(59)	13
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(100)	(243)

Cash provided by operations	87	212

Cash provided (used) by investing activities:
Purchases of investments	(1,197)	(1,753)
Maturities of investments	792	775
Sales of investments	889	364
Additions to property, plant and equipment	(114)	(89)
Proceeds from the sale of property, plant and equipment	1	—
Increase in other assets and liabilities, net	(32)	(3)
Settlement of net investment hedges	(22)	22

Cash provided (used) by investing activities	317	(684)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(132)	(2)
Decrease in notes payable	(18)	(32)
Proceeds from exercise of stock options and other stock issuances	147	47
Excess tax benefits from share-based payment arrangements	30	6
Repurchase of common stock	(626)	(488)
Dividends on common stock	(145)	(131)

Cash used by financing activities	(744)	(600)

Effect of exchange rate changes on cash	(7)	3

Net decrease in cash and equivalents	(347)	(1,069)
Cash and equivalents, beginning of period	1,955	3,079

Cash and equivalents, end of period	$1,608	$2,010

Supplemental disclosure of cash flow information:
Dividends declared and not paid	$144	$129

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT

NOTE 1 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2011 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which became effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not have an impact the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards became effective for the Company beginning June 1, 2011. The adoption did not have a material impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards:

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning June 1, 2012, with early adoption permitted. The Company is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for the Company beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on The Company’s consolidated financial positions or results of operations.

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

NOTE 2 - Inventories:

Inventory balances of $3,107 million and $2,715 million at August 31, 2011 and May 31, 2011, respectively, were substantially all finished goods.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at August 31, 2011 and May 31, 2011:

	August 31, 2011			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$85	$(26)	$59	$80	$(24)	$56
Trademarks	45	(27)	$18	44	(25)	19
Other	96	(24)	72	47	(22)	25

Total	$226	$(77)	$149	$171	$(71)	$100

Unamortized intangible assets- Trademarks			$387			$387

Identifiable intangible assets, net			$536			$487

	August 31, 2011			May 31, 2011
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$403	$(199)	$204	$404	$(199)	$205

The effect of foreign exchange fluctuations on unamortized intangible assets and goodwill was not material for the three month period ended August 31, 2011.

Amortization expense, which is included in selling and administrative expense, was $5 million and $3 million for the three month periods ended August 31, 2011 and 2010, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2012 and each of the years ending May 31, 2013 through May 31, 2016 are as follows: $16 million; 2013: $20 million; 2014: $18 million; 2015: $14 million; 2016: $13 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	August 31, 2011	May 31, 2011
	(in millions)
Compensation and benefits, excluding taxes	$446	$628
Endorsee compensation	287	284
Taxes other than income taxes	271	214
Fair value of derivatives	180	186
Advertising and marketing	169	139
Dividends payable	144	145
Import and logistics costs	127	98
Other(1)	344	291

Total accrued liabilities	$1,968	$1,985

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at August 31, 2011 and May 31, 2011.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2011 and May 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	August 31, 2011
	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets / Liabilities at Fair Value	Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$45	$—	$45	Other current assets and other long-term assets
Interest rate swap contracts	—	18	—	18	Other current assets and other long-term assets

Total derivatives	—	63	—	63
Available-for-sale securities:
U.S. Treasury securities	200	—	—	200	Cash and equivalents
Commercial paper and bonds	—	30	—	30	Cash and equivalents
Money market funds	—	749	—	749	Cash and equivalents
U.S. Treasury securities	1,166	—	—	1,166	Short-term investments
U.S. agency securities	—	207	—	207	Short-term investments
Commercial paper and bonds	—	719	—	719	Short-term investments

Total available-for-sale securities	1,366	1,705	—	3,071

Total Assets	$1,366	$1,768	$—	$3,134

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$186	$—	$186	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$186	$—	$186

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange forwards and options	$—	$38	$—	$38	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	53	—	53
Available-for-sale securities:
U.S. Treasury securities	125	—	—	125	Cash and equivalents
Commercial paper and bonds	—	157	—	157	Cash and equivalents
Money market funds	—	780	—	780	Cash and equivalents
U.S. Treasury securities	1,473	—	—	1,473	Short-term investments
U.S. agency securities	—	308	—	308	Short-term investments
Commercial paper and bonds	—	802	—	802	Short-term investments

Total available-for-sale securities	1,598	2,047	—	3,645

Total Assets	$1,598	$2,100	$—	$3,698

Liabilities
Derivatives:
Foreign exchange forwards and options	$—	$197	$—	$197	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$197	$—	$197

Derivative financial instruments include foreign currency forwards and option contracts and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at August 31, 2011 or May 31, 2011.

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

As of August 31, 2011 and May 31, 2011, the Company had no Level 3 financial assets and liabilities and no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of August 31, 2011 and May 31, 2011, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of August 31, 2011, the Company held $762 million of available-for-sale securities with maturity dates within one year and $1,330 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2011, the Company held $2,253 million of available-for-sale securities with maturity dates within one year and $330 million with maturity dates over one year and less than five years within short-term investments.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments classified as available-for-sale consist of the following at fair value:

	August 31, 2011	May 31, 2011
	(in millions)
Available-for-sale investments:
U.S. Treasury and agencies	$1,373	$1,781
Corporate commercial paper and bonds	719	802

Total available-for-sale investments	$2,092	$2,583

Included in interest (income), net for the three month periods ended August 31, 2011 and 2010 was interest income of $8 million for each period, related to cash and equivalents and short-term investments.

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $362 million at August 31, 2011 and $482 million at May 31, 2011.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 - Income Taxes:

The effective tax rate was 24.3% and 26.0% for the three months ended August 31, 2011 and 2010, respectively. The decrease in the Company’s effective tax rate was primarily driven by a reduction in the effective tax rate on operations outside of the U.S.

As of August 31, 2011, total gross unrecognized tax benefits, excluding related interest and penalties, were $220 million, $99 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2011, total gross unrecognized tax benefits, excluding interest and penalties, were $212 million, $93 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $2 million during the three months ended August 31, 2011. As of August 31, 2011, accrued interest and penalties related to uncertain tax positions was $93 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2009, and is currently under examination by the Internal Revenue Service (“IRS”) for the 2010 and 2011 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2000 and fiscal 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $62 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended August 31,
	2011	2010
	(in millions)
Net income	$645	$559
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other (net of tax expense of $2 million and $27 million, respectively)	13	53
Changes due to cash flow hedging instruments:
Net (loss) on hedge derivatives (net of tax benefit of $4 million and $28 million, respectively)	(34)	(72)
Reclassification to net income of previously deferred losses (gains) related to hedge derivative instruments (net of tax (benefit) expense of ($7) million and $15 million, respectively)	37	(44)
Changes due to net investment hedges:
Net (loss) on hedge derivatives (net of tax benefit of $3 million and $6 million, respectively)	(6)	(14)

Other comprehensive income (loss):	10	(77)

Total comprehensive income	$655	$482

NOTE 8 - Stock-Based Compensation:

A committee of the Board of Directors grants stock options, stock appreciation rights, restricted stock and restricted stock units under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The committee has granted substantially all stock appreciation rights and stock options at 100% of the market price on the date of grant. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant. In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”).

The Company accounts for stock-based compensation by estimating the fair value of options granted under the 1990 Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as operating overhead expense over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended August 31,
	2011	2010
	(in millions)
Stock Options(1)	$18	$14
ESPPs	3	4
Restricted Stock	4	3

Total stock-based compensation expense	$25	$21

(1)

Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended August 31, 2011 and 2010 was $4 million and $2 million, respectively.

As of August 31, 2011, the Company had $227 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 3 years.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value per share of the options granted during the three months ended August 31, 2011 and 2010 as computed using the Black-Scholes pricing model was $22.11 and $17.67, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2011	2010
Dividend yield	1.4%	1.6%
Expected volatility	29.4%	31.6%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.5%	1.7%

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

NOTE 9 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.8 million and 6.3 million shares of common stock were outstanding for the three month periods ended August 31, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended August 31,
	2011	2010
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	465.0	479.6
Assumed conversion of dilutive stock options and awards	9.3	9.0

Diluted weighted average common shares outstanding	474.3	488.6

Basic earnings per common share	$1.39	$1.17
Diluted earnings per common share	$1.36	$1.14

NOTE 10 - Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or forecasted transactions. The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet, which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these non-designated instruments are recognized immediately in other expense, net, on the income statement together with the re-measurement gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

The majority of derivatives outstanding as of August 31, 2011 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2011 was $12 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of August 31, 2011 and May 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	August 31, 2011	May 31, 2011	Balance Sheet Location	August 31, 2011	May 31, 2011
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$33	$22	Accrued liabilities	$153	$170
Interest rate swap contracts	Prepaid expenses and other current assets	2	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	1	7	Deferred income taxes and other long-term liabilities	2	10
Interest rate swap contracts	Deferred income taxes and other long-term assets	16	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		52	44		155	180

Derivatives not formally designated as hedging instruments:

Foreign exchange forwards and options	Prepaid expenses and other current assets	11	9	Accrued liabilities	27	16
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	—	Deferred income taxes and other long-term liabilities	4	1

Total derivatives not formally designated as hedging instruments		11	9		31	17

Total derivatives		$63	$53		$186	$197

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three month periods ended August 31, 2011 and 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income(1)	Three Months Ended August 31,
Derivatives designated as hedges	2011	2010		2011	2010
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$21	$(29)	Revenue	$7	$(13)
Foreign exchange forwards and options	(43)	(50)	Cost of sales	(39)	52
Foreign exchange forwards and options	(2)	2	Selling and administrative expense	(1)	—
Foreign exchange forwards and options	(14)	(23)	Other expense, net	(11)	20

Total designated cash flow hedges	$(38)	$(100)		$(44)	$59
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(9)	$(20)	Other expense, net	$—	$—

(1)	For the three month periods ended August 31, 2011 and 2010, the Company had an immaterial amount of ineffectiveness from cash flow hedges.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended
	August 31,
	2011	2010
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps[1]	$2	$2	Interest income, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(23)	$(11)	Other expense, net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 7 - Comprehensive Income for additional information on changes in other comprehensive income for the three month periods ended August 31, 2011 and 2010.

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Foreign currency exposures hedged in this manner include non-functional currency external revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and certain intercompany transactions. Product cost related exposures are primarily generated in two ways: 1) Some NIKE entities purchase from the NIKE Trading Company (“NTC”), an internal centralized sourcing hub that buys NIKE products in U.S. dollars from external factories and sells the products to NIKE entities in their respective functional currencies. The entities comprising the NTC use the U.S. dollar as their functional currency, which results in a foreign currency exposure when selling to a NIKE entity with a different functional currency; 2) Other NIKE entities purchase product directly from external factories in U.S. dollars. This generates a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar. For these foreign currency exposures, it is the Company’s policy to utilize derivatives to reduce certain foreign exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company hedges up to 100% of anticipated exposures typically 12 months in advance.

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Within the consolidated statements of income, results of hedges of non-functional currency external revenues and product cost exposures are recorded in revenues and cost of sales, respectively, when the underlying hedged transaction affects consolidated net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in other expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of August 31, 2011, $121 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2011, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 21 months.

The Company formally assesses both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense, net. Ineffectiveness was not material for the three month periods ended August 31, 2011 and 2010.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of August 31, 2011, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are exactly offset by changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. No ineffectiveness has been recorded to net income related to interest rate swaps designated as fair value hedges for the three month periods ended August 31, 2011 and 2010.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three month periods ended August 31, 2011 and 2010.

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

The Company’s derivative contracts contain credit risk related contingent features aiming to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could trigger collateral requirements. As of August 31, 2011, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at August 31, 2011 was $144 million. Neither the Company, nor any counterparty, were required to post any collateral as a result of these contingent features. As a result of the above considerations, the Company considers the impact of the risk of counterparty default to be immaterial.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Revenues as shown below represent sales to external customers for each segment. Intersegment revenues have been eliminated.

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

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and certain NIKE entities within Other Businesses. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended August 31,
	2011	2010
	(in millions)
Revenues
North America	$2,200	$1,903
Western Europe	1,219	1,066
Central & Eastern Europe	334	269
Greater China	528	460
Japan	191	163
Emerging Markets	799	591
Global Brand Divisions	42	31

Total NIKE Brand	5,313	4,483
Other Businesses	762	694
Corporate	6	(2)

Total NIKE Consolidated Revenues	$6,081	$5,175

	Three Months Ended August 31,
	2011	2010
	(in millions)
Earnings Before Interest and Taxes
North America	$534	$443
Western Europe	223	283
Central & Eastern Europe	70	70
Greater China	171	164
Japan	34	27
Emerging Markets	190	124
Global Brand Divisions	(261)	(245)

Total NIKE Brand	961	866
Other Businesses	86	109
Corporate	(195)	(221)

Total NIKE Consolidated Earnings Before Interest and Taxes	852	754

Interest (Income), net	—	(1)

Total NIKE Consolidated Income Before Income Taxes	$852	$755

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	August 31, 2011	May 31, 2011
	(in millions)
Accounts Receivable, net
North America	$1,027	$1,069
Western Europe	647	500
Central & Eastern Europe	337	290
Greater China	150	140
Japan	115	153
Emerging Markets	487	466
Global Brand Divisions	27	23

Total NIKE Brand	2,790	2,641
Other Businesses	465	471
Corporate	24	26

Total NIKE Consolidated Accounts Receivable, net	$3,279	$3,138

Inventories
North America	$1,159	$1,035
Western Europe	545	463
Central & Eastern Europe	154	150
Greater China	217	154
Japan	85	84
Emerging Markets	535	440
Global Brand Divisions	26	25

Total NIKE Brand	2,721	2,351
Other Businesses	450	416
Corporate	(64)	(52)

Total NIKE Consolidated Inventories	$3,107	$2,715

Property, Plant and Equipment, net
North America	$335	$330
Western Europe	339	338
Central & Eastern Europe	18	13
Greater China	180	179
Japan	376	360
Emerging Markets	59	58
Global Brand Divisions	123	116

Total NIKE Brand	1,430	1,394
Other Businesses	159	164
Corporate	577	557

Total NIKE Consolidated Property, Plant and Equipment, net	$2,166	$2,115

NOTE 12 - Commitments and Contingencies:

At August 31, 2011, the Company had letters of credit outstanding totaling $93 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NIKE, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the first quarter of fiscal 2012, our revenues increased 18% to $6.1 billion, net income increased 15% to $645 million and we delivered diluted earnings per share of $1.36, a 19% increase compared to the first quarter of fiscal 2011.

Income before income taxes increased 13% for the first quarter primarily as a result of higher revenues and selling and administrative expense leverage, which more than offset a decrease in gross margin percentage. The increase in revenues is reflective of increased demand in all product types across most businesses, particularly in the North America, Emerging Markets, Greater China and Central & Eastern Europe geographies, as well as our Other Businesses. Brand strength, innovative products and new category retail presentations continue to fuel the demand of our NIKE Brand products. The decrease in gross margin percentage was primarily driven by continuing pressure from higher product input costs (including materials and labor), and a higher mix of off-price sales, which more than offset the positive impact of the growth of our Direct to Consumer business and ongoing product cost reduction initiatives.

Net income and diluted earnings per share for the first quarter were positively affected by a decline in our effective tax rate versus the prior year, driven primarily by a reduction in the effective tax rate on operations outside the United States. Diluted earnings per share grew faster than net income due to a decline in the weighted average number of diluted common shares outstanding primarily driven by our share repurchase program.

Results of Operations

	Three Months Ended August 31,
	2011	2010	% Change
	(in millions, except per share data)
Revenues	$6,081	$5,175	18%
Cost of sales	3,388	2,741	24%

Gross margin	2,693	2,434	11%
Gross margin %	44.3%	47.0%
Demand creation expense	692	679	2%
Operating overhead expense	1,131	994	14%

Total selling and administrative expense	1,823	1,673	9%
% of revenue	30.0%	32.3%
Income before income taxes	852	755	13%
Net income	645	559	15%
Diluted earnings per share	1.36	1.14	19%

Consolidated Operating Results

Revenues

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes(1)
	(in millions)
Revenues	$6,081	$5,175	18%	11%

(1)

Fiscal 2012 results have been restated using fiscal 2011 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

NIKE, Inc.

Excluding the effects of changes in currency exchange rates, first quarter revenues for NIKE, Inc. grew 11%, driven by increases for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 12%, while revenues for our Other Businesses increased 8%. Every NIKE Brand geography delivered higher revenues except Western Europe, which was flat. North America contributed approximately 6 percentage points and the Emerging Markets contributed approximately 3 percentage points of the NIKE Brand revenue growth, while Greater China and Central & Eastern Europe contributed approximately 1 percentage point each.

Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue increased 13% and 9%, respectively, while NIKE Brand equipment revenues increased 15%. The increase in NIKE Brand footwear revenue was attributable to a double-digit percentage increase in unit sales and a low single-digit percentage increase in the average selling price per pair. The increase in unit sales was primarily driven by double-digit percentage growth in Running, Women’s and Men’s Training products, while the increase in average selling price per pair was primarily driven by product mix and price increases on select products. For NIKE Brand apparel, the increase in revenue for the first quarter was primarily driven by a double-digit percentage increase in unit sales, which was offset by a low single-digit decline in average selling price per unit. The increase in unit sales was driven by increased demand in most key categories, while the decrease in average selling price was primarily due to a higher mix of off-price sales.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to see growth in revenue through our Direct to Consumer channels. NIKE Brand Direct to Consumer operations include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For the first quarter of fiscal 2012, Direct to Consumer revenues represented approximately 17% of total NIKE Brand revenues, up from 16% in fiscal 2011. On a currency neutral basis, Direct to Consumer revenues grew 21% for the first quarter of fiscal 2012 as comparable store sales grew 14% and we continue to expand our store network and e-commerce business. Comparable store sales include revenues from NIKE owned in-line and factory stores for which each of the following requirements has been met, in each case during the preceding twelve month period: the store has been opened, the square footage has not been changed by more than 15%, and the store has not been permanently repositioned.

Revenues for our Other Businesses consist of results from Cole Haan, Converse, Hurley, Umbro and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased 8% in the first quarter of fiscal 2012, reflecting double-digit percentage revenue growth at Converse and NIKE Golf, and low single-digit growth at Cole Haan, which more than offset revenue declines at Umbro and Hurley.

Futures Orders

Futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from September through January 2012 were 16% higher than the orders reported for the comparable prior year period. This futures and advance order amount is calculated based upon our internal forecast of the future exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 13%, driven by growth in both unit sales volume and average price per unit for both footwear and apparel.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	+16%	+15%
Western Europe	+9%	+3%
Central & Eastern Europe	+17%	+17%
Greater China	+27%	+22%
Japan	-10%	-10%
Emerging Markets	+22%	+21%

Total NIKE Brand Futures Orders	+16%	+13%

(1)

Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures and advance orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing and because the mix of orders can shift between advance/futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between advance/futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures and advance orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, certain sales from our Direct to Consumer operations, and sales from our Other Businesses.

NIKE, Inc.

Gross Margin

	Three Months Ended August 31,
	2011	2010	Change
	(in millions)
Gross margin	$2,693	$2,434	11%
Gross margin %	44.3%	47.0%	(270	)bps

For the first quarter of fiscal 2012, our consolidated gross margin percentage was 270 basis points lower than the prior year, primarily due to higher product input costs across most businesses, and a higher mix of close-out sales at lower margins. These factors decreased consolidated gross margins by approximately 220 and 60 basis points, respectively. These decreases were partially offset by the positive impact from the growth of our NIKE Brand Direct to Consumer business and favorable impacts from our ongoing product cost efficiency initiatives.

For the remainder of fiscal 2012, we anticipate that our gross margins will continue to face pressure from macroeconomic factors, most notably rising product input costs, which may more than offset the favorable impact from our planned price increases and ongoing production cost efficiency initiatives.

Selling and Administrative Expense

	Three Months Ended August 31,
	2011	2010	Change
	(in millions)
Demand creation expense(1)	$692	$679	2%
Operating overhead expense	1,131	994	14%

Total selling and administrative expense	$1,823	$1,673	9%

% of revenues	30.0%	32.3%	(230	)bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Excluding changes in exchange rates, demand creation expense decreased 4% during the first quarter of fiscal 2012, primarily due to comparison to a higher level of spending in the first quarter of fiscal 2011 to support the 2010 World Cup and World Basketball Festival.

Operating overhead expense increased 9% on a currency neutral basis during the first quarter. This increase was primarily attributable to increased investments in our Direct to Consumer operations, performance-based compensation and higher personnel costs to support the growth of our overall business.

Other expense, net

	Three Months Ended August 31,
	2011	2010	Change
	(in millions)
Other expense, net	$18	$7	157%

Other expense, net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies and the impact of foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business. For the first quarter of fiscal 2012, other expense, net was primarily comprised of net foreign currency losses.

NIKE, Inc.

For the first quarter of fiscal 2012, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related net losses included in other expense, net increased the year-over-year growth of our income before income taxes by approximately $32 million.

Income Taxes

	Three Months Ended August 31,
	2011	2010	Change
Effective tax rate	24.3%	26.0%	(170	) bps

Our effective tax rate for the first quarter of fiscal 2012 was 170 basis points lower than the first quarter of fiscal 2011 due primarily to a reduction in the effective tax rate on operations outside of the U.S.

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

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned to each NIKE Brand entity in our geographic operating segments and certain NIKE entities within Other Businesses. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

The breakdown of net revenues is as follows:

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes(1)
	(in millions)
North America	$2,200	$1,903	16%	15%
Western Europe	1,219	1,066	14%	0%
Central & Eastern Europe	334	269	24%	14%
Greater China	528	460	15%	9%
Japan	191	163	17%	5%
Emerging Markets	799	591	35%	24%
Global Brand Divisions	42	31	35%	24%

Total NIKE Brand	5,313	4,483	19%	12%
Other Businesses	762	694	10%	8%
Corporate(2)	6	(2)	—	—

Total NIKE consolidated net revenues	$6,081	$5,175	18%	11%

(1)

Fiscal 2012 results have been restated using fiscal 2011 exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

(2)

Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses but managed through our central foreign exchange risk management program.

NIKE, Inc.

The breakdown of earnings before interest and taxes is as follows:

Earnings before interest and taxes

	Three Months Ended August 31,
	2011	2010	% Change
	(in millions)
North America	$534	$443	21%
Western Europe	223	283	-21%
Central & Eastern Europe	70	70	0%
Greater China	171	164	4%
Japan	34	27	26%
Emerging Markets	190	124	53%
Global Brand Divisions	(261)	(245)	-7%

Total NIKE Brand	961	866	11%
Other Businesses	86	109	-21%
Corporate	(195)	(221)	12%

Total NIKE consolidated earnings before interest and taxes	852	754	13%
Interest (income), net	—	(1)	—

Total NIKE consolidated income before income taxes	$852	$755	13%

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. As discussed in Note 11 — Operating Segments in the accompanying notes to unaudited condensed consolidated financial statements, certain corporate costs are not included in EBIT of our operating segments.

North America

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$1,443	$1,289	12%	12%
Apparel	632	515	23%	22%
Equipment	125	99	26%	25%

Total revenues	$2,200	$1,903	16%	15%

Earnings before interest and taxes	$534	$443	21%

On a currency neutral basis, revenues for North America increased 15% for the first quarter, driven by double-digit percentage growth in both wholesale and Direct to Consumer revenues. Contributing to the wholesale revenue growth were strong product category presentations at our wholesale customers driving additional demand for NIKE Brand products across all categories. North America’s Direct to Consumer revenues grew 23%, fueled by 18% growth in comparable store sales.

The increase in North America footwear revenue was driven by growth in all key categories, including double-digit percentage growth in Running, a mid single-digit percentage increase in Sportswear and Basketball; and significant growth in Women’s Training, which more than doubled during the quarter.

The year-over-year increase in North America apparel revenues was primarily driven by double-digit percentage growth in most key categories, most notably Men’s Training, Sportswear and Basketball.

For the first quarter, the increase in North America’s EBIT was primarily the result of revenue growth and leverage on selling and administrative expense, which more than offset a lower gross margin percentage. The decline in gross margin percentage was due primarily to increased product input costs and a higher mix of off-price sales, which more than offset the favorable impact from the growth of our Direct to Consumer business.

NIKE, Inc.

Western Europe

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$731	$632	16%	1%
Apparel	407	369	10%	-3%
Equipment	81	65	25%	7%

Total revenues	$1,219	$1,066	14%	0%

Earnings before interest and taxes	$223	$283	-21%

On a currency neutral basis, revenues for Western Europe were flat for the first quarter of fiscal 2012, primarily due to a tough comparison to prior year’s World Cup related sales and delays in product deliveries. Revenues for the U.K. & Ireland, the largest market in Western Europe, decreased 14% for the first quarter, while revenues grew in France, Germany and Italy. Western Europe’s Direct to Consumer revenues grew 23%, fueled by 12% growth in comparable store sales.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 1%, as double-digit percentage growth in Running more than offset revenue declines in our Football (Soccer) and Action Sports categories.

On a currency neutral basis, apparel revenue in Western Europe decreased 3% as the declines in sales of Football (Soccer) and Sportswear products more than offset double-digit revenue growth in Running.

For the first quarter of fiscal 2012, the decrease in Western Europe’s EBIT was driven by a lower gross margin percentage and higher selling and administrative expense. The gross margin percentage was negatively affected by unfavorable year-over-year standard currency exchange rates, higher product and air freight costs and increased royalty expenses related to sales of endorsed team products. These factors more than offset the favorable impact of the growth of our Direct to Consumer business and price increases. The increase in selling and administrative expense was primarily driven by increased investments in sports marketing, retail product presentation with wholesale customers and our Direct to Consumer business.

Central & Eastern Europe

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$180	$149	21%	11%
Apparel	123	95	29%	20%
Equipment	31	25	24%	14%

Total revenues	$334	$269	24%	14%

Earnings before interest and taxes	$70	$70	0%

Excluding the changes in currency exchange rates, revenues for Central & Eastern Europe increased 14% for the first quarter of fiscal 2012. Most territories within Central & Eastern Europe reported revenue growth, led by Russia and Turkey.

The growth in both of Central & Eastern Europe’s footwear and apparel revenues was mainly driven by double-digit percentage growth in Running. Also contributing to the growth of our apparel revenue was a double–digit percentage increase in our Football (Soccer) and Sportswear products.

NIKE, Inc.

For the first quarter of fiscal 2012, Central & Eastern Europe’s EBIT remained flat as revenue growth and selling and administrative expense leverage were offset by a lower gross margin percentage. The decline in the gross margin percentage was primarily due to higher product input and air freight costs, and unfavorable year-over-year standard currency exchange rates.

Greater China

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$314	$246	28%	21%
Apparel	177	182	-3%	-8%
Equipment	37	32	16%	8%

Total revenues	$528	$460	15%	9%

Earnings before interest and taxes	$171	$164	4%

Excluding changes in currency exchange rates, Greater China revenues increased 9% for the first quarter of fiscal 2012, driven by expansion in the number of NIKE mono-branded stores owned by our wholesale customers and higher comparable store sales.

For the first quarter of fiscal 2012, Greater China’s footwear revenue increased 21%, reflecting strong growth across multiple categories, led by our Running and Sportswear categories. The decrease in apparel revenue was mainly the result of lower sales and higher returns for Sportswear product due to lower than expected sell through by our wholesale customers.

EBIT for Greater China grew at a slower rate than revenue as a result of a lower gross margin percentage and higher selling and administrative expense. The decrease in the gross margin percentage was primarily attributable to higher product input costs, discounts on in-line products and higher inventory obsolescence expense, which more than offset price increases. The increase in selling and administrative expense was primarily driven by increased investments in our Direct to Consumer business and demand creation.

Japan

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$103	$86	20%	7%
Apparel	70	60	17%	5%
Equipment	18	17	6%	-5%

Total revenues	$191	$163	17%	5%

Earnings before interest and taxes	$34	$27	26%

Despite the uncertain macroeconomic environment, revenues for Japan grew 5%, on a currency neutral basis, driven by double-digit percentage growth in Running across both footwear and apparel.

NIKE, Inc.

EBIT for Japan grew at a faster rate than revenue as a result of improved leverage on selling and administrative expense and favorable foreign currency translation, which more than offset a lower gross margin percentage. The decline in gross margin was primarily due to higher product input costs and a higher mix of off-price sales, which more than offset favorable year-over-year standard currency exchange rates.

Emerging Markets

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$567	$404	40%	29%
Apparel	182	149	22%	12%
Equipment	50	38	32%	21%

Total revenues	$799	$591	35%	24%

Earnings before interest and taxes	$190	$124	53%

Excluding the changes in currency exchange rates, revenues for the Emerging Markets increased 24% for the first quarter of fiscal 2012. Most territories in the geography reported double-digit revenue growth, led by Argentina, Korea and Mexico.

Footwear and apparel revenues both grew double digits, driven by strong demand in nearly all key categories, most notably Running and Sportswear.

EBIT for the Emerging Markets grew at a faster rate than revenue as a result of improved leverage on selling and administrative expense and favorable foreign currency translation, which more than offset a lower gross margin percentage. The decline in gross margin was primarily due to higher product input costs and higher discounts on in-line products, which more than offset favorable year-over-year standard currency exchange rates.

Global Brand Divisions

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues	$42	$31	35%	24%
(Loss) before interest and taxes	(261)	(245)	7%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

For the first quarter of fiscal 2012, the increase in Global Brand Division expense was primarily due to increased investments in our Direct to Consumer infrastructure along with higher wages and performance based compensation.

NIKE, Inc.

Other Businesses

	Three Months Ended August 31,
	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues	$762	$694	10%	8%
Earnings before interest and taxes	86	109	-21%

On a constant currency basis, first quarter revenues for our Other Businesses were 8% higher than the prior year as double-digit revenue growth at Converse and NIKE Golf, and single-digit growth at Cole Haan, more than offset revenue declines at Umbro and Hurley. The revenue growth at Converse was primarily driven by increased revenue in North America and China, as well as increased sales in the U.K. as we transitioned that market to direct distribution in the second half of fiscal 2011. The revenue increase at NIKE Golf was driven by increased sales of golf apparel, footwear and balls. Constant currency revenues for Umbro decreased at a mid-teens rate, primarily due to the comparison to last year’s World Cup related sales.

For the first quarter of fiscal 2012, EBIT for our Other Businesses declined 21%, as a lower gross margin percentage and higher selling and administrative expense more than offset the impact of revenue growth. The decrease in gross margin percentage was primarily driven by higher product input costs and a lower mix of licensee revenues, which more than offset the positive impact from fewer discounts on in-line products. Selling and administrative expense was higher in the first quarter primarily due to increased investments in Direct to Consumer operations and demand creation.

Corporate

	Three Months Ended August 31,
	2011	2010	% Change
	(in millions)
Revenues	$6	$(2)	—
(Loss) before interest and taxes	(195)	(221)	-12%

Corporate consists largely of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; foreign currency gains and losses; corporate eliminations and other items.

Foreign currency gains and losses reported in Corporate include foreign currency hedge results generated by our centrally managed foreign exchange risk management program, conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency product purchases within the NIKE Brand geographic operating segments and Other Businesses.

For the first quarter of fiscal 2012, the decrease in Corporate expense was primarily driven by a reduction in centrally managed operating overhead expenses.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the U.S., in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as external sales, purchases, and intercompany transactions denominated in non-functional currencies, and the translation of foreign currency denominated results of operations, financial position and cash flows in U.S. dollars. Our foreign currency exposures are due primarily to non-functional currency transactions at wholly-owned NIKE entities, as well as translation of results denominated in currencies other than the U.S. dollar, primarily Euros, British Pounds, Chinese Renminbi and Japanese Yen.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the majority of the impact of current market rates on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to

NIKE, Inc.

NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and where practical, by hedging a portion of certain remaining material exposures, using derivative instruments such as forward contracts and options. Our hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative instruments for trading purposes.

Transactional exposures

We conduct business in various currencies and have significant transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•	Product Costs - NIKE entities purchase products in two principal ways:

1.	Some NIKE entities purchase from NIKE Trading Company (“NTC”), an internal centralized sourcing hub that buys NIKE products in U.S. dollars from external factories and sells the products to NIKE entities in their respective functional currencies. The NIKE entities comprising the NTC use the U.S. dollar as their functional currency, which results in a foreign currency exposure when selling to a NIKE entity with a different functional currency. A weaker foreign currency results in a higher cost ultimately incurred by NIKE whereas as a stronger foreign currency reduces this cost.

2.	Other NIKE entities purchase product directly from external factories in U.S. dollars. This generates a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar. A weaker U.S. dollar reduces the inventory cost in the purchasing entity’s functional currency whereas a stronger U.S. dollar increases the inventory cost.

•

Non-Functional Currency External Sales - A portion of our Western Europe and Central & Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound, Polish Zloty), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

•	Other Costs - Non-functional currency costs, such as endorsement contracts, intercompany royalties and other intercompany charges, generate foreign currency risk to a lesser extent.

•

Non-Functional Currency Monetary Assets and Liabilities - Our global subsidiaries have various assets and liabilities, primarily receivables and payables denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other expense, net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. As of August 31, 2011, we use currency forward contracts with maturities up to 21 months to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency external sales, product cost exposures and other costs. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. The fair value of these instruments at August 31, 2011 and May 31, 2011 was $34 million and $28 million in assets and $125 million and $136 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in earnings as a component of other expense, net. Ineffectiveness was not material for the three months ended August 31, 2011 or 2010.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency monetary assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is immediately recognized in other expense, net and is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability being hedged. The fair value of these instruments at August 31, 2011 and May 31, 2011 was $11 million and $9 million in assets and $31 million and $17 million in liabilities, respectively.

Refer to Note 10 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Translational exposures

Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-

NIKE, Inc.

U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $318 million and $63 million, respectively, for the three months ended August 31, 2011 and approximately ($95) million and ($32) million, respectively, for the three months ended August 31, 2010.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at August 31, 2011 was $20 million in liabilities. At May 31, 2011, the fair value was $1 million in assets and $21 million in liabilities. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other expense, net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related net losses included in other expense, net had a net benefit on our income before income taxes of approximately $32 million for the three months ended August 31, 2011.

Refer to Note 10 - Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other expense, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at August 31, 2011 was $10 million in liabilities. At May 31, 2011, the fair value was $23 million in liabilities. Cash flows from net investment hedge settlements totaled ($22) million and $22 million for the three month periods ended August 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $87 million for the first quarter of fiscal 2012 compared to $212 million for the first quarter of fiscal 2011. Our primary source of operating cash flow for the first quarter of fiscal 2012 was net income of $645 million. Our working capital was a net cash outflow of $698 million for the three month period ended August 31, 2011 as compared to $430 million for the three month period ended August 31, 2010. Our investments in working capital increased primarily due to an increase in inventory levels, driven by the increase in future orders, more timely factory deliveries, pre-builds for longer lead time products as well as higher product costs.

Cash provided by investing activities was $317 million during the first quarter of fiscal 2012, compared to a use of cash of $684 million for the same period in fiscal 2011. The year-over-year increase in cash provided by investing activities was primarily due to net sales and maturities of short-term investments of $484 million (net of purchases) in the first quarter of fiscal 2012, compared to net purchases of short term investments of $614 million during the first quarter of fiscal 2011.

NIKE, Inc.

Cash used by financing activities was $744 million for the quarter of fiscal 2012 compared to $600 million used in the first quarter of fiscal 2011. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases and higher payments on our notes payable, which more than offset an increase of proceeds from exercise of stock options and other stock issuances.

In the first quarter of fiscal 2012, we purchased 7.7 million shares of NIKE’s Class B common stock for $649 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors that commenced in December 2009 and as of the end of the first quarter of fiscal 2012, we have repurchased 38.0 million shares for approximately $3.0 billion under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the first quarter of fiscal 2012 were $0.31, compared to $0.27 in the first quarter of fiscal 2011.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

The total liability for uncertain tax positions was $220 million, excluding related interest and penalties, at August 31, 2011. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $62 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of August 31, 2011, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2012 depending on general corporate needs.

As of and for the quarter ended August 31, 2011, we had no amounts outstanding under our multi-year, $1 billion revolving credit facility in place with a group of banks. The facility matures in December 2012. Based on our current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing London Interbank Offer Rate (“LIBOR”) plus 0.15%. The facility fee is 0.05% of the total commitment.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of August 31, 2011, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the quarter ended August 31, 2011, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2012 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

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

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for us beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which became effective for us beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not have an impact on our consolidated financial position or results of operations.

NIKE, Inc.

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards became effective for us beginning June 1, 2011. The adoption did not have a material impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards:

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning June 1, 2012, with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will have a material effect on our consolidated financial statements.

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

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act of 1934, as amended (“the Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2011.

NIKE, Inc.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NIKE, Inc.

Special Note Regarding Forward-Looking

Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and communications systems; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, and the changing mix of futures and at-once orders and order cancellations; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; and other factors referenced or incorporated by reference in this report and other reports.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect NIKE’s business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on NIKE’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. We do not undertake to update our forward-looking statements unless required by law.

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

NIKE, Inc.

Part II - Other Information

Item 1.	Legal Proceedings

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item IA, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2011 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
June 1 - 30, 2011	2,400,000	$82.24	2,400,000	$2,477
July 1 - 31, 2011	1,425,000	$91.34	1,425,000	$2,347
August 1 - 31, 2011	3,859,228	$83.36	3,859,228	$2,026

Total	7,684,228		7,684,228

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certificate of Chief Executive Officer.

32.2	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

NIKE, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/s/ DONALD W. BLAIR
Donald W. Blair
Chief Financial Officer

DATED: October 6, 2011