Form 10-Q
period 2011-11-30
NIKE INC
filed 2012-01-05
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of November 30, 2011 were:

Class A	89,969,448
Class B	368,944,234

458,913,682

NIKE, Inc.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2011	May 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$1,929	$1,955
Short-term investments (Note 5)	1,436	2,583
Accounts receivable, net	3,103	3,138
Inventories (Note 2)	3,164	2,715
Deferred income taxes (Note 7)	298	312
Prepaid expenses and other current assets (Notes 5 and 11)	795	594

Total current assets	10,725	11,297
Property, plant and equipment	5,064	4,906
Less accumulated depreciation	2,887	2,791

Property, plant and equipment, net	2,177	2,115
Identifiable intangible assets, net (Note 3)	532	487
Goodwill, net (Note 3)	201	205
Deferred income taxes and other long-term assets (Notes 5, 7 and 11)	930	894

Total assets	$14,565	$14,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$114	$200
Notes payable	123	187
Accounts payable	1,411	1,469
Accrued liabilities (Notes 4 and 11)	1,834	1,985
Income taxes payable (Note 7)	81	117

Total current liabilities	3,563	3,958
Long-term debt	234	276
Deferred income taxes and other long-term liabilities (Notes 7 and 11)	925	921
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible - 90 and 90 million shares outstanding	—	—
Class B - 369 and 378 million shares outstanding	3	3
Capital in excess of stated value	4,335	3,944
Accumulated other comprehensive income (Note 8)	215	95
Retained earnings	5,290	5,801

Total shareholders’ equity	9,843	9,843

Total liabilities and shareholders’ equity	$14,565	$14,998

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Revenues	$5,731	$4,842	$11,812	$10,017
Cost of sales	3,281	2,649	6,669	5,390

Gross profit	2,450	2,193	5,143	4,627
Demand creation expense	644	574	1,336	1,253
Operating overhead expense	1,176	1,037	2,307	2,031

Total selling and administrative expense	1,820	1,611	3,643	3,284
Other expense (income), net	9	(28)	27	(21)
Interest expense, net	3	1	3	—

Income before income taxes	618	609	1,470	1,364
Income tax expense (Note 7)	149	152	356	348

Net income	$469	$457	$1,114	$1,016

Basic earnings per common share (Note 10)	$1.02	$0.96	$2.41	$2.12

Diluted earnings per common share (Note 10)	$1.00	$0.94	$2.36	$2.08

Dividends declared per common share	$0.36	$0.31	$0.67	$0.58

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,
	2011	2010
	(in millions)
Cash provided by operations:
Net income	$1,114	$1,016
Income charges (credits) not affecting cash:
Depreciation	178	161
Deferred income taxes	(1)	(3)
Stock-based compensation	61	50
Amortization and other	20	14
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(91)	(36)
(Increase) decrease in inventories	(555)	(252)
(Increase) decrease in prepaid expenses and other assets	(55)	10
(Decrease) increase in accounts payable, accrued liabilities and income taxes	(74)	(313)

Cash provided by operations	597	647

Cash provided (used) by investing activities:
Purchases of investments	(1,523)	(3,363)
Maturities of investments	1,582	1,838
Sales of investments	1,076	561
Additions to property, plant and equipment	(259)	(191)
Proceeds from the sale of property, plant and equipment	1	—
Increase in other assets and liabilities, net	(37)	(4)
Settlement of net investment hedges	(8)	(12)

Cash provided (used) by investing activities	832	(1,171)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(134)	(4)
Decrease in notes payable	(49)	(15)
Proceeds from exercise of stock options and other stock issuances	284	228
Excess tax benefits from share-based payment arrangements	59	40
Repurchase of common stock	(1,325)	(785)
Dividends on common stock	(289)	(260)

Cash used by financing activities	(1,454)	(796)

Effect of exchange rate changes on cash	(1)	9

Net decrease in cash and equivalents	(26)	(1,311)
Cash and equivalents, beginning of period	1,955	3,079

Cash and equivalents, end of period	$1,929	$1,768

Supplemental disclosure of cash flow information:
Dividends declared and not paid	$165	$148

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2011 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy. This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which became effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2 - Inventories:

Inventory balances of $3,164 million and $2,715 million at November 30, 2011 and May 31, 2011, respectively, were substantially all finished goods.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at November 30, 2011 and May 31, 2011:

	November 30, 2011			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$88	$(27)	$61	$80	$(24)	$56
Trademarks	46	(29)	$17	44	(25)	19
Other	94	(26)	68	47	(22)	25

Total	$228	$(82)	$146	$171	$(71)	$100

Unamortized intangible assets- Trademarks			$386			$387

Identifiable intangible assets, net			$532			$487

	November 30, 2011			May 31, 2011
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$400	$(199)	$201	$404	$(199)	$205

The effect of foreign exchange fluctuations for the six month period ended November 30, 2011 decreased unamortized intangible assets and goodwill by approximately $1 million and $4 million, respectively, resulting from the strengthening of the U.S. dollar in relation to the British Pound.

Amortization expense, which is included in selling and administrative expense, was $6 million and $4 million for the three month periods ended November 30, 2011 and 2010, respectively, and $11 million and $7 million for the six month periods ended November 30, 2011 and 2010, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2012 and each of the years ending May 31, 2013 through May 31, 2016 are as follows: remainder of 2012: $11 million; 2013: $20 million; 2014: $18 million; 2015: $15 million; 2016: $13 million.

All goodwill balances are included in the Company’s “Other” category for segment reporting purposes.

NOTE 4 - Accrued Liabilities:

Accrued liabilities include the following:

	November 30, 2011	May 31, 2011
	(in millions)
Compensation and benefits, excluding taxes	$527	$628
Endorsee compensation	264	284
Taxes other than income taxes	191	214
Dividends payable	165	145
Advertising and marketing	160	139
Import and logistics costs	108	98
Fair value of derivatives	45	186
Other(1)	374	291

Total accrued liabilities	$1,834	$1,985

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at November 30, 2011 and May 31, 2011.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2011 and May 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	November 30, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange forwards	$—	$191	$—	$191	Other current assets and other long-term assets
Interest rate swap contracts	—	16	—	16	Other current assets and other long-term assets

Total derivatives	—	207	—	207
Available-for-sale securities:
U.S. Treasury securities	49	—	—	49	Cash and equivalents
Commercial paper and bonds	—	6	—	6	Cash and equivalents
Money market funds	—	1,056	—	1,056	Cash and equivalents
U.S. Treasury securities	833	—	—	833	Short-term investments
U.S. agency securities	—	293	—	293	Short-term investments
Commercial paper and bonds	—	310	—	310	Short-term investments

Total available-for-sale securities	882	1,665	—	2,547

Total Assets	$882	$1,872	$—	$2,754

Liabilities
Derivatives:
Foreign exchange forwards	$—	$47	$—	$47	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$47	$—	$47

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value	Balance Sheet Classification
	Level 1	Level 2	Level 3
	(in millions)
Assets
Derivatives:
Foreign exchange forwards	$—	$38	$—	$38	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	53	—	53
Available-for-sale securities:
U.S. Treasury securities	125	—	—	125	Cash and equivalents
Commercial paper and bonds	—	157	—	157	Cash and equivalents
Money market funds	—	780	—	780	Cash and equivalents
U.S. Treasury securities	1,473	—	—	1,473	Short-term investments
U.S. agency securities	—	308	—	308	Short-term investments
Commercial paper and bonds	—	802	—	802	Short-term investments

Total available-for-sale securities	1,598	2,047	—	3,645

Total Assets	$1,598	$2,100	$—	$3,698

Liabilities
Derivatives:
Foreign exchange forwards	$—	$197	$—	$197	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$197	$—	$197

Derivative financial instruments include foreign exchange forwards and interest rate swaps. The fair value of derivative contracts is determined using observable market inputs such as the forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these risks were not material at November 30, 2011 or May 31, 2011.

Available-for-sale securities are primarily comprised of investments in U.S. Treasury and agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily available pricing sources for comparable instruments.

As of November 30, 2011 and May 31, 2011, the Company had no Level 3 financial assets and liabilities and no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of November 30, 2011 and May 31, 2011, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of November 30, 2011, the Company held $1,098 million of available-for-sale securities with maturity dates within one year and $338 million with maturity dates over one year and less than five years within short-term investments. As of May 31, 2011, the Company held $2,253 million of available-for-sale securities with maturity dates within one year and $330 million with maturity dates over one year and less than five years within short-term investments.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments classified as available-for-sale consist of the following at fair value:

	November 30, 2011	May 31, 2011
	(in millions)
Available-for-sale investments:
U.S. Treasury and agencies	$1,126	$1,781
Corporate commercial paper and bonds	310	802

Total available-for-sale investments	$1,436	$2,583

Interest income related to cash and equivalents and short-term investments included in interest expense, net was $7 million and $8 million for the three month periods ended November 30, 2011 and 2010, respectively, and $15 million and $16 million for the six month periods ended November 30, 2011 and 2010, respectively.

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments. The fair value of the Company’s long-term debt, including the current portion, was approximately $354 million at November 30, 2011 and $482 million at May 31, 2011.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 - Credit Lines:

There have been no significant changes to the short-term borrowings and credit lines reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, except for the following:

On November 1, 2011, the Company entered into a credit agreement with a syndicate of banks which provides for up to approximately $1 billion of borrowings pursuant to a revolving credit facility with the option to increase borrowings to $1.5 billion. The facility matures in November 2016, with a one year extension option prior to both the second and third anniversary of the closing date, provided extensions shall not extend beyond November 1, 2018. This facility replaces the prior $1 billion credit agreement that would have expired in December 2012. As of November 30, 2011, the Company had no amounts outstanding under its previous or newly entered revolving credit facility.

NOTE 7 - Income Taxes:

The effective tax rate was 24.2% and 25.5% for the six months ended November 30, 2011 and 2010, respectively. The decrease in the Company’s effective tax rate was primarily driven by a reduction in the effective tax rate on operations outside of the United States.

As of November 30, 2011, total gross unrecognized tax benefits, excluding related interest and penalties, were $225 million, $110 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2011, total gross unrecognized tax benefits, excluding interest and penalties, were $212 million, $93 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $9 million during the six months ended November 30, 2011. As of November 30, 2011, accrued interest and penalties related to uncertain tax positions was $100 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2009, and is currently under examination by the Internal Revenue Service (“IRS”) for the 2010 and 2011 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2000 and fiscal 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $61 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions)
Net income	$469	$457	$1,114	$1,016
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other(1)	(146)	51	(133)	104
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives(2)	195	(3)	161	(75)
Reclassification to net income of previously deferred losses (gains) related to hedge derivative instruments(3)	30	(33)	67	(77)
Changes due to net investment hedges:
Net gain (loss) on hedge derivatives(4)	31	(2)	25	(16)

Other comprehensive income (loss):	110	13	120	(64)

Total comprehensive income	$579	$470	$1,234	$952

(1)	net of tax benefit (expense) of $68 million, $(24) million, $66 million and $(51) million, respectively.
(2)	net of tax benefit (expense) of $(14) million, $10 million, $(10) million, and $38 million, respectively.
(3)	net of tax (benefit) expense of $(5) million, $11 million, $(12) million, and $26 million, respectively.
(4)	net of tax benefit (expense) of $(15) million, $2 million, $(12) million and $8 million, respectively.

NOTE 9 - Stock-Based Compensation:

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions)
Stock Options(1)	$26	$21	$44	$35
ESPPs	5	4	8	8
Restricted Stock	5	4	9	7

Total stock-based compensation expense	$36	$29	$61	$50

(1)

Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $4 million for both the three month periods ended November 30, 2011 and 2010, and $8 million and $6 million for the six month periods ended November 30, 2011 and 2010, respectively.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of November 30, 2011, the Company had $203 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 2.7 years.

The weighted average fair value per share of the options granted during the six months ended November 30, 2011 and 2010 as computed using the Black-Scholes pricing model was $22.13 and $17.66, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended November 30,
	2011	2010
Dividend yield	1.4%	1.6%
Expected volatility	29.5%	31.5%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.5%	1.7%

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

NOTE 10 - Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.8 million and 6.3 million shares of common stock were outstanding for the three month periods ended November 30, 2011 and 2010, respectively, and 6.9 million and 0.2 million shares of common stock were outstanding for the six month periods ended November 30, 2011 and 2010, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	459.2	477.9	462.1	478.8
Assumed conversion of dilutive stock options and awards	9.3	9.7	9.4	9.6

Diluted weighted average common shares outstanding	468.5	487.6	471.5	488.4

Basic earnings per common share	$1.02	$0.96	$2.41	$2.12
Diluted earnings per common share	$1.00	$0.94	$2.36	$2.08

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

The Company also enters into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet which are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in the fair value of these non-designated instruments are recognized immediately in other expense (income), net, on the income statement together with the re-measurement gain or loss from the hedged balance sheet position. The Company classifies the cash flows at settlement from these undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The majority of derivatives outstanding as of November 30, 2011 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2011 was approximately $7 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of November 30, 2011 and May 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	November 30, 2011	May 31, 2011	Balance Sheet Location	November 30, 2011	May 31, 2011
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$144	$22	Accrued liabilities	$32	$170
Interest rate swap contracts	Prepaid expenses and other current assets	1	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	26	7	Deferred income taxes and other long-term liabilities	—	10
Interest rate swap contracts	Deferred income taxes and other long-term assets	15	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		186	44		32	180

Derivatives not formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	21	9	Accrued liabilities	13	16
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	—	—	Deferred income taxes and other long-term liabilities	2	1

Total derivatives not formally designated as hedging instruments		21	9		15	17

Total derivatives		$207	$53		$47	$197

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three and six month periods ended November 30, 2011 and 2010:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended November 30, 2011	Six Months Ended November 30, 2011	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income(1)	Three Months Ended November 30, 2011	Six Months Ended November 30, 2011
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(4)	$17	Revenue	$7	$14
Foreign exchange forwards and options	186	143	Cost of sales	(34)	(73)
Foreign exchange forwards and options	2	—	Selling and administrative expense	(1)	(2)
Foreign exchange forwards and options	25	11	Other (income) expense, net	(7)	(18)

Total designated cash flow hedges	$209	$171		$(35)	$(79)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$46	$37	Other (income) expense, net	$—	$—

(1)	For the three and six month periods ended November 30, 2011, the Company recognized an immaterial amount of ineffectiveness from cash flow hedges.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended November 30, 2010	Six Months Ended November 30, 2010	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income(1)	Three Months Ended November 30, 2010	Six Months Ended November 30, 2010
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$33	$4	Revenue	$(10)	$(23)
Foreign exchange forwards and options	(36)	(86)	Cost of sales	35	87
Foreign exchange forwards and options	(3)	(1)	Selling and administrative expense	1	1
Foreign exchange forwards and options	(7)	(30)	Other (income) expense, net	18	38

Total designated cash flow hedges	$(13)	$(113)		$44	$103
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(4)	$(24)	Other (income) expense, net	$—	$—

(1)	For the three and six month periods ended November 30, 2010, the Company recognized an immaterial amount of ineffectiveness from cash flow hedges.

	Amount of Gain (Loss) Recognized in Income on				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$2	$1	$4	$3	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$26	$(20)	$3	$(31)	Other (income) expense, net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” below for additional detail.

Refer to Note 4 - Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5 - Fair Value Measurements for a description of how the above financial instruments are valued, and Note 8 - Comprehensive Income for additional information on changes in other comprehensive income for the three and six month periods ended November 30, 2011 and 2010.

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Foreign currency exposures hedged in this manner include non-functional currency external revenues, product costs, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and certain intercompany transactions. Product cost related exposures are primarily generated in two ways: 1) Some NIKE entities purchase from the NIKE Trading Company (“NTC”), an internal centralized sourcing hub that buys NIKE branded products in U.S. dollars from external factories and sells the products to NIKE entities in their respective functional currencies. The entities comprising the NTC are U.S. dollar functional currency entities, which results in a foreign currency exposure when selling to a NIKE entity with a different functional currency; 2) Other NIKE entities purchase product directly from external factories in U.S. dollars. This generates a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar. For certain of these foreign currency exposures, the Company’s policy permits the utilization of derivatives to reduce these foreign exchange risks where internal netting strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company enters into hedge contracts typically starting 12 to 18 months in advance of the forecasted transaction and may place incremental hedges up to 100% by the time the forecasted transaction occurs.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All changes in fair values of outstanding cash flow hedge derivatives, except the ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. The consolidated statement of income classification of effective hedge results is the same as that of the underlying exposure. Within the consolidated statements of income, results of hedges of non-functional currency external revenues and product cost exposures are recorded in revenues and cost of sales, respectively, when the underlying hedged transaction affects consolidated net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other expense (income), net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in other expense (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of November 30, 2011, $48 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2011, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted and recorded transactions is 30 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense (income), net. Ineffectiveness was not material for the three and six month periods ended November 30, 2011 and 2010.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of November 30, 2011, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six month periods ended November 30, 2011 and 2010.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six month periods ended November 30, 2011 and 2010.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Risk

The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored and managed according to prescribed guidelines. The Company also utilizes a portfolio of financial institutions either headquartered or operating in the same countries in which the Company conducts its business.

The Company’s derivative contracts contain credit risk related contingent features aiming to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2011, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at November 30, 2011 was $7 million. The Company was not required to post any collateral as a result of these contingent features. As a result of the above considerations, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 12 - Operating Segments:

The Company’s operating segments are evidence of the structure of the Company’s internal organization. The major segments are defined by geographic regions for operations participating in NIKE Brand sales activity excluding NIKE Golf. Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of sports and fitness footwear, apparel, and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic segment.

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

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and certain Other Businesses. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions)
Revenues
North America	$2,066	$1,701	$4,266	$3,604
Western Europe	915	853	2,143	1,929
Central & Eastern Europe	261	224	595	493
Greater China	650	482	1,178	942
Japan	197	192	388	355
Emerging Markets	948	755	1,747	1,346
Global Brand Divisions	25	24	58	45

Total NIKE Brand	5,062	4,231	10,375	8,714
Other Businesses	673	639	1,446	1,342
Corporate	(4)	(28)	(9)	(39)

Total NIKE Consolidated Revenues	$5,731	$4,842	$11,812	$10,017

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
	(in millions)
Earnings Before Interest and Taxes
North America	$418	$356	$952	$799
Western Europe	92	142	315	425
Central & Eastern Europe	33	48	103	118
Greater China	220	174	391	338
Japan	35	36	69	63
Emerging Markets	247	194	437	318
Global Brand Divisions	(273)	(221)	(534)	(466)

Total NIKE Brand	772	729	1,733	1,595
Other Businesses	57	59	143	168
Corporate	(208)	(178)	(403)	(399)

Total NIKE Consolidated Earnings Before Interest and Taxes	621	610	1,473	1,364

Interest Expense, net	3	1	3	—

Total NIKE Consolidated Income Before Income Taxes	$618	$609	$1,470	$1,364

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	November 30, 2011	May 31, 2011

	(in millions)
Accounts Receivable, net
North America	$1,133	$1,069
Western Europe	392	500
Central & Eastern Europe	261	290
Greater China	185	140
Japan	117	153
Emerging Markets	564	466
Global Brand Divisions	30	23

Total NIKE Brand	2,682	2,641
Other Businesses	400	471
Corporate	21	26

Total NIKE Consolidated Accounts Receivable, net	$3,103	$3,138

Inventories
North America	$1,145	$1,035
Western Europe	525	463
Central & Eastern Europe	141	150
Greater China	253	154
Japan	86	84
Emerging Markets	508	440
Global Brand Divisions	31	25

Total NIKE Brand	2,689	2,351
Other Businesses	501	416
Corporate	(26)	(52)

Total NIKE Consolidated Inventories	$3,164	$2,715

Property, Plant and Equipment, net
North America	$353	$330
Western Europe	323	338
Central & Eastern Europe	23	13
Greater China	179	179
Japan	369	360
Emerging Markets	56	58
Global Brand Divisions	165	116

Total NIKE Brand	1,468	1,394
Other Businesses	153	164
Corporate	556	557

Total NIKE Consolidated Property, Plant and Equipment, net	$2,177	$2,115

NOTE 13 - Commitments and Contingencies:

At November 30, 2011, the Company had letters of credit outstanding totaling $74 million. These letters of credit were issued primarily for the purchase of inventory.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NIKE, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the second quarter of fiscal 2012, our revenues increased 18% to $5.7 billion, net income increased 3% to $469 million and we delivered diluted earnings per share of $1.00, a 6% increase compared to the second quarter of fiscal 2011.

Income before income taxes increased 1% for the second quarter as higher revenues and selling and administrative expense leverage more than offset a decrease in gross margin. The increase in revenues is reflective of increased demand in all product types across most businesses, particularly in the North America, Emerging Markets, Greater China and Central & Eastern Europe geographies, as well as our Other Businesses. Brand strength, innovative products and new category retail presentations continue to fuel the demand of our NIKE Brand products. The decline in gross margin was primarily driven by continuing pressure from higher product input costs, including materials and labor, which more than offset the positive impact of the growth of our Direct to Consumer business, higher selling prices, and benefits from ongoing product cost reduction initiatives.

Growth in second quarter net income and diluted earnings per share were accelerated by a year-on-year decline in our effective tax rate, driven primarily by a reduction in the effective tax rate on operations outside the United States. Diluted earnings per share grew faster than net income due to a decline in the weighted average number of diluted common shares outstanding, primarily driven by our share repurchase program.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions, except per share data)
Revenues	$5,731	$4,842	18%	$11,812	$10,017	18%
Cost of sales	3,281	2,649	24%	6,669	5,390	24%

Gross profit	2,450	2,193	12%	5,143	4,627	11%
Gross margin	42.7%	45.3%		43.5%	46.2%
Demand creation expense	644	574	12%	1,336	1,253	7%
Operating overhead expense	1,176	1,037	13%	2,307	2,031	14%

Total selling and administrative expense	1,820	1,611	13%	3,643	3,284	11%
% of revenue	31.8%	33.3%		30.8%	32.8%
Income before income taxes	618	609	1%	1,470	1,364	8%
Net income	469	457	3%	1,114	1,016	10%
Diluted earnings per share	1.00	0.94	6%	2.36	2.08	13%

Consolidated Operating Results

Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes (1)	2011	2010	% Change	% Change Excluding Currency Changes (1)
	(in millions)
Revenues	$5,731	$4,842	18%	16%	$11,812	$10,017	18%	14%

(1)

Fiscal 2012 results have been restated using fiscal 2011 actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

NIKE, Inc.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 16% for the second quarter and 14% for the first six months of fiscal 2012, driven by increases for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 18% and 15% for the second quarter and year-to-date period, respectively, while revenues for our Other Businesses increased 5% and 7% for the respective periods. For both the second quarter and first six months of fiscal 2012, every NIKE Brand geography delivered higher revenues with the exception of Japan. North America contributed approximately 9 and 8 percentage points to the NIKE Brand revenue increase for the second quarter and first six months of fiscal 2012, respectively, while the Emerging Markets contributed approximately 5 and 4 percentage points for the respective periods.

Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue each increased 18%, while NIKE Brand equipment revenues increased 13% during the second quarter of fiscal 2012. For the first six months of fiscal 2012, our NIKE Brand footwear and apparel businesses increased 15% and 14%, respectively, while our NIKE Brand equipment business increased 14%. For the second quarter and first half of fiscal 2012, the increase in both NIKE Brand footwear and apparel revenue was attributable to a double-digit percentage increase in unit sales. The increase in unit sales for footwear was primarily driven by double-digit percentage growth in Running, Sportswear and Basketball, while the increase in unit sales for apparel was driven by increased demand in most key categories. Average selling prices for both footwear and apparel remained relatively flat for the second quarter and first half of fiscal 2012, as the favorable impact of higher wholesale prices on in-line sales was mostly offset by higher discounts on close-out sales.

While wholesale sales to retailers remain the largest component of overall NIKE Brand revenues, we continue to see strong growth in revenue through NIKE-owned Direct to Consumer channels. NIKE Brand Direct to Consumer operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the second quarter and first six months of fiscal 2012, Direct to Consumer revenues represented approximately 15% and 16% of total NIKE Brand revenues, respectively. On a currency neutral basis, Direct to Consumer revenues grew 20% for both the second quarter and the first six months of fiscal 2012 as comparable store sales grew 14% for both periods and we continue to expand our store network and e-commerce business. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which each of the following requirements has been met, during the preceding twelve month period: the store has been open, the square footage has not changed by more than 15%, and the store has not been permanently re-located.

Revenues for our Other Businesses consist of results from Cole Haan, Converse, Hurley, Umbro and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased 5% in the second quarter, reflecting double-digit percentage revenue growth at Converse, which more than offset revenue declines at NIKE Golf, Hurley, Umbro and Cole Haan. For the year-to-date period, revenues for Other Businesses increased 7%, driven by double-digit percentage revenue growth at Converse which more than offset revenue declines at Hurley and Umbro. Revenues for NIKE Golf and Cole Haan were flat for the year-to-date period.

Futures Orders

Futures and advance orders for NIKE Brand footwear and apparel scheduled for delivery from December through April 2012 were 13% higher than the orders reported for the comparable prior year period. This futures and advance order amount is calculated based upon our internal forecast of the future exchange rates under which our revenues will be translated during this period. The increase in futures orders were driven by a 7% growth in unit orders and a 6% growth in average price per unit. Changes in foreign currency exchange rates had a minimal effect on the growth of our reported futures orders.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	16%	16%
Western Europe	5%	4%
Central & Eastern Europe	12%	15%
Greater China	31%	27%
Japan	-5%	-8%
Emerging Markets	12%	17%

Total NIKE Brand Futures Orders	13%	13%

(1)

Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

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

NIKE, Inc.

Gross Profit

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change		2011	2010	% Change
	(in millions)
Gross profit	$2,450	$2,193	12%		$5,143	$4,627	11%
Gross margin	42.7%	45.3%	(260	)bps	43.5%	46.2%	(270	)bps

For the second quarter and first six months of fiscal 2012, our consolidated gross margin was 260 and 270 basis points lower than the respective prior year periods, primarily due to higher product input costs, including materials and labor, across most businesses. This factor decreased consolidated gross margin by approximately 290 basis points for the second quarter and 280 basis points for the year-to-date period. These decreases were partially offset by the positive impact from the growth of our NIKE Brand Direct to Consumer business, higher selling prices, as well as benefits from our ongoing product cost reduction initiatives.

For the remainder of fiscal 2012, we anticipate that our gross margin will continue to face pressure from macroeconomic factors, most notably rising product input costs and unfavorable foreign currency exchange rates, which may more than offset the favorable impact of planned selling price increases and ongoing production cost efficiency initiatives.

Selling and Administrative Expense

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change		2011	2010	% Change
	(in millions)
Demand creation expense(1)	$644	$574	12%		$1,336	$1,253	7%
Operating overhead expense	1,176	1,037	13%		2,307	2,031	14%

Total selling and administrative expense	$1,820	$1,611	13%		$3,643	$3,284	11%
% of revenues	31.8%	33.3%	(150	)bps	30.8%	32.8%	(200	)bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 12% and 7% during the second quarter and first six months of fiscal 2012, respectively, primarily driven by marketing support for key product initiatives and investments in consumer events for the NIKE Brand. Changes in currency exchange rates increased the growth in demand creation expense by 2 and 4 percentage points, respectively.

Operating overhead expense increased 13% and 14% during the second quarter and first six months of fiscal 2012, respectively. This increase was primarily attributable to increased investments in our Direct to Consumer operations, higher personnel costs and performance-based compensation to support the growth of our overall business. Changes in currency exchange rates increased the growth in operating overhead expense by 1 and 4 percentage points, respectively.

NIKE, Inc.

Other expense (income), net

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions)
Other expense (income), net	$9	$(28)	—	$27	$(21)	—

Other expense (income), net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-recurring transactions that are outside the normal course of business. For the second quarter and first six months of fiscal 2012, other expense (income), net was primarily comprised of foreign currency net losses of $32 million and $43 million, respectively, driven by foreign currency conversion losses, partially offset by non-operating items and certain foreign currency hedge results.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact of approximately $17 million on our income before income taxes for the second quarter of fiscal 2012 and a favorable impact of $15 million for the first six months of fiscal 2012.

Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	Change	2011	2010	Change
Effective tax rate	24.1%	25.0%	(90)bps	24.2%	25.5%	(130)bps

For the second quarter and first six months of fiscal 2012, the decrease in our effective tax rate was primarily driven by a reduction in the effective tax rate on operations outside of the United States as a result of changes in geographical mix of foreign earnings.

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

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and certain Other Businesses. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

NIKE, Inc.

The breakdown of net revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes (1)	2011	2010	% Change	% Change Excluding Currency Changes (1)
	(in millions)
North America	$2,066	$1,701	21%	21%	$4,266	$3,604	18%	18%
Western Europe	915	853	7%	2%	2,143	1,929	11%	1%
Central & Eastern Europe	261	224	17%	19%	595	493	21%	16%
Greater China	650	482	35%	28%	1,178	942	25%	19%
Japan	197	192	3%	-7%	388	355	9%	-1%
Emerging Markets	948	755	26%	26%	1,747	1,346	30%	25%
Global Brand Divisions	25	24	4%	1%	58	45	29%	20%

Total NIKE Brand	5,062	4,231	20%	18%	10,375	8,714	19%	15%
Other Businesses	673	639	5%	5%	1,446	1,342	8%	7%
Corporate(2)	(4)	(28)	86%	—	(9)	(39)	77%	—

Total NIKE consolidated net revenues	$5,731	$4,842	18%	16%	$11,812	$10,017	18%	14%

(1)

Fiscal 2012 results have been restated using fiscal 2011 actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(2)

Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses but managed through our central foreign exchange risk management program.

The breakdown of earnings before interest and taxes is as follows:

Earnings before interest and taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	% Change	2011	2010	% Change
	(in millions)
North America	$418	$356	17%	$952	$799	19%
Western Europe	92	142	-35%	315	425	-26%
Central & Eastern Europe	33	48	-31%	103	118	-13%
Greater China	220	174	26%	391	338	16%
Japan	35	36	-3%	69	63	10%
Emerging Markets	247	194	27%	437	318	37%
Global Brand Divisions	(273)	(221)	-24%	(534)	(466)	-15%

Total NIKE Brand	772	729	6%	1,733	1,595	9%
Other Businesses	57	59	-3%	143	168	-15%
Corporate	(208)	(178)	-17%	(403)	(399)	-1%

Total NIKE consolidated earnings before interest and taxes	621	610	2%	1,473	1,364	8%
Interest (income), net	3	1	—	3	—	—

Total NIKE consolidated income before income taxes	$618	$609	1%	$1,470	$1,364	8%

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents net income before interest expense, net and income taxes in the unaudited condensed consolidated statements of income. As discussed in Note 12 — Operating Segments in the accompanying notes to our unaudited condensed consolidated financial statements, certain corporate costs are not included in EBIT of our operating segments.

NIKE, Inc.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$1,306	$1,083	21%	20%	$2,749	$2,372	16%	16%
Apparel	661	538	23%	23%	1,293	1,053	23%	23%
Equipment	99	80	24%	27%	224	179	25%	26%

Total revenues	$2,066	$1,701	21%	21%	$4,266	$3,604	18%	18%

Earnings before interest and taxes	$418	$356	17%		$952	$799	19%

Revenues for North America increased 21% for the second quarter and 18% for the first six months of fiscal 2012, driven by double-digit percentage growth in both wholesale and Direct to Consumer revenues. Contributing to the wholesale revenue growth were strong product category presentations at our wholesale customers driving additional demand for NIKE Brand products across most categories. North America’s Direct to Consumer revenues grew 17% for the second quarter and 20% for the first six months of fiscal 2012, fueled by 14% and 16% growth in comparable store sales for the respective periods.

For the second quarter and the first six months of fiscal 2012, the increase in North America footwear revenue was driven by double-digit percentage growth in unit sales, while average selling price per pair remained relatively flat. The increase in unit sales was driven by growth in most key categories, including double-digit percentage growth in Running, Basketball and Sportswear, and significant growth in Women’s Training.

The year-over-year increase in North America apparel revenue during the second quarter and first half of fiscal 2012 was also driven by double-digit percentage growth in unit sales, while average selling price per unit remained relatively flat. The increase in unit sales was driven by double-digit percentage growth in most key categories, most notably Men’s Training and Running.

For the second quarter and first half of fiscal 2012, the increase in North America’s EBIT was primarily the result of revenue growth and selling and administrative expense leverage, which more than offset a decline in gross margin. Gross margin decreased 190 basis points for the second quarter and 160 basis points for the first half of fiscal 2012, due primarily to increased product input costs which more than offset the favorable impact from the growth of our Direct to Consumer business. Selling and administrative expense as a percentage of revenue decreased by 120 basis points for the second quarter and 180 basis points for the first six months of fiscal 2012, as both demand creation expense and operating overhead grew at a slower rate than revenues.

Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$538	$502	7%	2%	$1,269	$1,134	12%	2%
Apparel	324	305	6%	1%	740	682	9%	-1%
Equipment	53	46	15%	7%	134	113	19%	7%

Total revenues	$915	$853	7%	2%	$2,143	$1,929	11%	1%

Earnings before interest and taxes	$92	$142	-35%		$315	$425	-26%

On a currency neutral basis, revenues for Western Europe increased 2% for the second quarter and 1% for the first six months of fiscal 2012, as revenue growth in our Austria, Germany and Switzerland (“AGS”) territory, was mostly offset by revenue declines in most other key territories. Revenues for the U.K. & Ireland, the largest market in Western Europe, decreased 2% for the second quarter and 8% for the year-to-date period. Western Europe’s Direct to Consumer revenues grew 19% for the second quarter and 21% for the first half of fiscal 2012, fueled by 8% and 11% growth in comparable store sales for the respective periods.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 2% for the second quarter, primarily driven by growth in unit sales, while average selling price per pair remained relatively flat. The increase in unit sales was driven by growth in Running, Football (Soccer) and Basketball which more than offset the decline in Sportswear and Action Sports. For the year-to-date period, footwear revenue in Western Europe increased 2%, driven by an increase in average selling price per pair primarily attributable to improved pricing on select products.

NIKE, Inc.

On a currency neutral basis, apparel revenue in Western Europe increased 1% for the second quarter, primarily driven by a slight increase in average selling price per unit. For the year-to-date period, apparel revenue in Western Europe decreased 1%, primarily driven by a low single-digit decline in unit sales which more than offset an increase in average selling price per unit.

On a reported basis, revenues for Western Europe increased 7% and 11% for the second quarter and first half of fiscal 2012, respectively. However, EBIT for these periods fell 35% and 26%, primarily driven by 570 and 610 basis point declines in gross margin for the respective periods. The decline in gross margin was heavily affected by unfavorable year-over-year standard currency exchange rates, higher product input costs, and increased royalty expenses related to sales of endorsed team products. These factors more than offset the favorable impact of the growth of our Direct to Consumer business and wholesale price increases. For both the second quarter and first half of fiscal 2012, Western Europe’s revenues and EBIT were positively impacted by foreign currency translation.

Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
	(in millions)
Revenues
Footwear	$135	$121	12%	14%	$315	$270	17%	12%
Apparel	111	88	26%	28%	234	183	28%	24%
Equipment	15	15	0%	4%	46	40	15%	10%

Total revenues	$261	$224	17%	19%	$595	$493	21%	16%

Earnings before interest and taxes	$33	$48	-31%		$103	$118	-13%

Excluding the changes in currency exchange rates, revenues for Central & Eastern Europe increased 19% for the second quarter and 16% for the first six months of fiscal 2012, driven by double-digit growth in Russia and Turkey, which more than offset lower revenues in southern and central European markets, including Greece and Poland.

On a currency neutral basis, the growth in Central & Eastern Europe’s footwear revenue for the second quarter and first half of fiscal 2012 was primarily driven by double-digit percentage growth in unit sales and a low single-digit percentage increase in average selling price per pair. The increase in unit sales was driven by double-digit percentage growth in Running and Football (Soccer).

For the second quarter and first six months of fiscal 2012, the growth in Central & Eastern Europe’s apparel revenues was mainly driven by double-digit percentage growth in unit sales, offset by a low single-digit percentage decrease in average price per unit. The increase in unit sales was primarily driven by double-digit percentage growth in Sportswear, Football (Soccer) and Running. The decline in average selling price per unit was mainly due to less favorable product mix which more than offset the impact from wholesale price increases.

On a reported basis, revenues for Central & Eastern Europe increased 17% and 21% for the second quarter and first half of fiscal 2012, respectively. However, EBIT for these periods fell 31% and 13%, primarily driven by 610 and 680 basis points declines in gross margin for the respective periods. The decline in gross margin was primarily due to higher product input costs and higher discounts on inline products, which more than offset favorable impact from wholesale price increases and the growth of our Direct to Consumer business. Higher selling and administrative expense also contributed to the decline in Central & Eastern Europe’s EBIT for the second quarter. The higher expense was driven by an increase in both operating overhead and demand creation expense.

NIKE, Inc.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
Revenues
Footwear	$353	$264	34%	27%	$667	$510	31%	24%
Apparel	268	191	40%	34%	445	373	19%	13%
Equipment	29	27	7%	6%	66	59	12%	7%

Total revenues	$650	$482	35%	28%	$1,178	$942	25%	19%

Earnings before interest and taxes	$220	$174	26%		$391	$338	16%

Excluding changes in currency exchange rates, Greater China revenues increased 28% for the second quarter and 19% for the first half of fiscal 2012, driven by expansion in the number of NIKE mono-branded stores owned by our wholesale customers and higher comparable store sales.

On a currency neutral basis, the growth in Greater China’s footwear revenue for the second quarter and first half of fiscal 2012 was primarily driven by double-digit percentage growth in unit sales. The increase in unit sales was driven by double-digit percentage growth across most key categories, led by Running and Sportswear categories.

For the second quarter of fiscal 2012, the growth in Greater China’s apparel revenues was mainly driven by double-digit percentage growth in the average selling price per unit and a mid single-digit growth in unit sales, while the revenue growth for the year-to-date period was primarily driven by a mid single-digit growth in unit sales and a high single-digit growth in average selling per unit. The increase in average selling price per unit was reflective of wholesale price increases, partially offset by higher discounts on close-out products to accelerate the sales of slower moving apparel inventories. The increase in unit sales for both periods was primarily driven by double-digit percentage growth in Basketball and Men’s Training, due in part to a favorable comparison to delayed shipments in the second quarter of the prior fiscal year. Excluding this timing change, we estimate Greater China’s apparel revenues would have grown approximately 20% in the second quarter of fiscal 2012.

For both the second quarter and first six months of fiscal 2012, EBIT for Greater China grew at a slower rate than revenue primarily as a result of a 290 and 300 basis point decline in gross margin for the respective periods. The decrease in the gross margin was primarily attributable to higher product input costs and discounts on in-line products, which more than offset favorable impacts from wholesale price increases. For both the second quarter and first half of fiscal 2012, Greater China’s revenues and EBIT were positively impacted by foreign currency translation.

Japan

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
Revenues
Footwear	$99	$93	6%	-3%	$202	$179	13%	2%
Apparel	83	85	-2%	-11%	153	145	6%	-4%
Equipment	15	14	7%	-10%	33	31	6%	-8%

Total revenues	$197	$192	3%	-7%	$388	$355	9%	-1%

Earnings before interest and taxes	$35	$36	-3%		$69	$63	10%

On a currency neutral basis, both footwear and apparel revenues in Japan declined for the second quarter of fiscal 2012, driven by decreases across most key categories, partially offset by double-digit percentage growth in Running. For the year-to-date period, footwear revenues for Japan grew 2%, as growth in Running more than offset decreases in most other key categories.

On a reported basis, revenues for Japan increased 3% and 9% for the second quarter and first half of fiscal 2012, respectively. For the second quarter of fiscal 2012, the decline in Japan’s EBIT was primarily a result of higher selling and administrative expense as a percentage of revenues. For the year-to-date period, the increase in Japan’s EBIT was driven by the increase in revenues and a slight improvement in selling and administrative expense leverage. For both the second quarter and first half of fiscal 2012, Japan’s revenues and EBIT were positively impacted by foreign currency translation.

NIKE, Inc.

Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
Revenues
Footwear	$660	$521	27%	27%	$1,227	$925	33%	28%
Apparel	233	183	27%	27%	415	332	25%	20%
Equipment	55	51	8%	10%	105	89	18%	15%

Total revenues	$948	$755	26%	26%	$1,747	$1,346	30%	25%

Earnings before interest and taxes	$247	$194	27%		$437	$318	37%

Excluding the changes in currency exchange rates, revenues for the Emerging Markets increased 26% for the second quarter and 25% for the first six months of fiscal 2012. Most territories in the geography reported double-digit revenue growth, led by Argentina, Brazil, Mexico and Korea.

On a currency neutral basis, the growth in Emerging Markets’ footwear and apparel revenue for the second quarter and first half of fiscal 2012 was primarily driven by growth in unit sales. The increase in unit sales was driven by strong demand in nearly all key categories, most notably Running and Sportswear.

For the second quarter and first half of fiscal 2012, EBIT for the Emerging Markets grew at a faster rate than revenue as a result of improved leverage on selling and administrative expense, which more than offset a lower gross margin. Gross margin declined 180 basis points for the second quarter and 110 basis points for the first half of fiscal 2012, primarily due to higher product input costs, which more than offset favorable year-over-year standard currency exchange rates. Selling and administrative expense as a percentage of revenues decreased by 220 basis points for the second quarter and 250 basis points for the first six months of fiscal 2012, primarily driven by lower demand creation expense compared to the prior year.

Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
Revenues	$25	$24	4%	1%	$58	$45	29%	20%
(Loss) before interest and taxes	(273)	(221)	24%		(534)	(466)	15%

Global Brand Divisions primarily represent NIKE Brand demand creation and operating overhead expenses that are centrally managed. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

For the second quarter and first half of fiscal 2012, the increase in Global Brand Division expense was primarily due to increased investments in infrastructure for our Direct to Consumer operations, digital products and services, and higher wages and performance-based compensation.

NIKE, Inc.

Other Businesses

	Three Months Ended November 30,				Six Months Ended November 30,
	2011	2010	% Change	% Change Excluding Currency Changes	2011	2010	% Change	% Change Excluding Currency Changes
Revenues	$673	$639	5%	5%	$1,446	$1,342	8%	7%
Earnings before interest and taxes	57	59	-3%		143	168	-15%

Excluding the impact of currency changes, revenues for our Other Businesses increased 5% in the second quarter, reflecting 22% revenue growth at Converse, which more than offset revenue declines at NIKE Golf, Hurley, Umbro and Cole Haan. For the year-to-date period, revenues for Other Businesses increased 7%, driven by 20% revenue growth at Converse, which more than offset revenue declines at Hurley and Umbro. Revenues for NIKE Golf and Cole Haan were flat for the year-to-date period. The revenue growth at Converse was primarily driven by increased sales in the U.K. as we transitioned that market to direct distribution in the second half of fiscal 2011, as well as increased revenue in China and our Direct to Consumer business.

For both the second quarter and first six months of fiscal 2012, the decrease in Other Businesses’ EBIT was primarily driven by a decline in gross margin and higher selling and administrative expense. Gross margin decreased by 130 basis points for the second quarter and 210 basis points for the first half of fiscal 2012 primarily due to higher product input costs and a lower mix of licensee revenues, which more than offset the positive impact from fewer discounts on in-line product. Selling and administrative expense as a percentage of revenue increased by 180 basis points for the second quarter and 120 basis points for the first half of fiscal 2012 primarily driven by increased investments in Direct to Consumer operations and demand creation.

Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
	2011	2010	% Change	2011	2010	% Change
Revenues	$(4)	$(28)	86%	$(9)	$(39)	77%
(Loss) before interest and taxes	(208)	(178)	17%	(403)	(399)	1%

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

For the second quarter of fiscal 2012, the increase in Corporate expense of $30 million was primarily driven by a $18 million increase in performance-based compensation expense. Foreign currency impacts at Corporate remained relatively flat as a $38 million year-over-year increase in foreign currency net losses, primarily arising from the re-measurement of monetary assets and liabilities in non-functional currencies, was mostly offset by a $37 million year-over-year increase in net foreign currency gains on gross margin, driven by the difference between actual foreign currency rates and standard rates assigned to NIKE Brand geographic operating segments and certain Other Businesses.

For the first six months of fiscal 2012, Corporate expense increased by $4 million as an increase of $30 million in performance-based compensation more than offset a decrease of $25 million in centrally managed operating overhead expense. Foreign Currency impacts at Corporate remained relatively flat as the year-over-year increase in foreign currency net losses of $67 million, resulting from certain foreign currency hedges and the re-measurement of monetary assets and liabilities in non-functional currencies, was mostly offset by a $63 million increase in foreign currency net gains on gross margin, driven by the difference between actual foreign currency rates and standard rates assigned to NIKE Brand geographic operating segments and certain Other Businesses.

NIKE, Inc.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the United States, in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as external sales, purchases, and intercompany transactions denominated in non-functional currencies, and the translation of foreign currency denominated results of operations, financial position and cash flows into U.S. dollars. Our foreign currency exposures are due primarily to non-functional currency transactions at wholly-owned NIKE entities, as well as translation of results denominated in currencies other than the U.S. dollar, such as the Euro and Chinese Renminbi.

Our foreign exchange risk management program is intended to minimize both the positive and negative effects of currency fluctuations on our reported consolidated results of operations, financial position and cash flows. This also has the effect of delaying the majority of the impact of current market rates on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. on a consolidated basis. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio, and where practical, by hedging a portion of certain remaining material exposures using derivative instruments such as forward contracts and options. Our hedging policy is designed to partially or entirely offset changes in the underlying exposures being hedged. We do not hold or issue derivative instruments for trading purposes.

Transactional exposures

We conduct business in various currencies and have significant transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•	Product Costs – NIKE entities purchase products in two principal ways:

1.	Some NIKE entities purchase from NIKE Trading Company (“NTC”), an internal centralized sourcing hub that buys NIKE branded products in U.S. dollars from external factories and sells the products to NIKE entities in their respective functional currencies. Since the U.S. dollar is the functional currency for the NTC, this results in a foreign currency exposure for the NTC when selling to a NIKE entity with a different functional currency.

2.	Other NIKE entities purchase product directly from external factories in U.S. dollars. This generates a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar.

In both purchasing scenarios, a weaker U.S. dollar reduces the inventory cost ultimately incurred by NIKE whereas a stronger U.S. dollar increases its cost.

•

Non-Functional Currency External Sales – A portion of our Western Europe and Central & Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound, Polish Zloty), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

•	Other Costs – Non-functional currency costs, such as endorsement contracts, intercompany royalties and other intercompany charges, generate foreign currency risk to a lesser extent.

•

Non-Functional Currency Monetary Assets and Liabilities – Our global subsidiaries have various assets and liabilities, primarily receivables and payables, denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other expense (income), net within our consolidated results of operations.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We use currency forward and/or option contracts to hedge the effect of exchange rate fluctuations on probable forecasted future cash flows, including non-functional currency external sales, product cost exposures and other costs. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging. As of November 30, 2011, there were outstanding currency forward contracts with maturities up to 30 months. The fair value of outstanding currency forward contracts at November 30, 2011 and May 31, 2011 was $136 million and $28 million in assets and $28 million and $136 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect earnings. The ineffective portion is immediately recognized in earnings as a component of other expense (income), net. Ineffectiveness was not material for the three and six months ended November 30, 2011 or 2010.

NIKE, Inc.

Certain currency forward contracts used to manage foreign exchange exposure of non-functional currency monetary assets and liabilities subject to re-measurement are not designated as hedges under the accounting standards for derivatives and hedging. In these cases, the change in value of the instruments is immediately recognized in other expense (income), net and is intended to offset the foreign currency impact of the re-measurement of the related non-functional currency asset or liability being hedged. The fair value of these instruments at November 30, 2011 and May 31, 2011 was $21 million and $9 million in assets and $15 million and $17 million in liabilities, respectively.

Refer to Note 11 – Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Translational exposures

Many of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $98 million and $23 million, respectively, for the three months ended November 30, 2011 and approximately $(33) million and $(4) million, respectively, for the three months ended November 30, 2010. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $416 million and $86 million, respectively, for the six months ended November 30, 2011 and approximately $(127) million and $(36) million, respectively, for the six months ended November 30, 2010.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at November 30, 2011 was $12 million in assets and $4 million in liabilities. At May 31, 2011, the fair value was $1 million in assets and $21 million in liabilities. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other expense (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other expense (income), net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact on our income before income taxes of approximately $17 million for the three months ended November 30, 2011 and had a favorable impact on our income before income taxes of approximately $15 million for the six months ended November 30, 2011.

Refer to Note 11 – Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other expense (income), net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at November 30, 2011 was $22 million in assets. At May 31, 2011, the fair value was $23 million in liabilities. Cash flows from net investment hedge settlements totaled $(8) million and $(12) million for the six month periods ended November 30, 2011 and 2010, respectively.

NIKE, Inc.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $597 million for the first six months of fiscal 2012 compared to $647 million for the first six months of fiscal 2011. Our primary source of operating cash flow for the first six months of fiscal 2012 was net income of $1,114 million. Our working capital was a net cash outflow of $775 million for the year-to-date period ended November 30, 2011 as compared to $591 million for the year-to-date period ended November 30, 2010. Our investments in working capital increased primarily due to an increase in inventory levels. The dollar value of NIKE, Inc. inventories increased 35% versus the second quarter of fiscal 2011, due to significantly higher average unit product cost and growth in total units. NIKE Brand inventories were up 39% compared to the prior year. Approximately twenty percentage points of the growth were the result of higher unit inventories, primarily driven by strong demand and ongoing improvement in factory deliveries. The remaining increase in NIKE Brand inventories was primarily a result of significantly higher product input costs.

Cash provided by investing activities was $832 million during the first six months of fiscal 2012, compared to a use of cash of $1,171 million for the same period in fiscal 2011. The year-over-year increase in cash provided by investing activities was primarily due to net sales and maturities of short-term investments of $1,135 million (net of purchases) in the first six months of fiscal 2012, compared to net purchases of short term investments of $964 million during the first six months of fiscal 2011.

Cash used by financing activities was $1,454 million for the first six months of fiscal 2012 compared to $796 million used in the first six months of fiscal 2011. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases and higher payments on our long-term debt for the first six months of fiscal 2012 compared to the same period in fiscal 2011.

In the first six months of fiscal 2012, we purchased 15.2 million shares of NIKE’s Class B common stock for $1,321 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors that commenced in December 2009 and as of the end of the second quarter of fiscal 2012, we have repurchased 45.6 million shares for approximately $3.6 billion under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the second quarter of fiscal 2012 were $0.36, up 16% compared to $0.31 in the second quarter of fiscal 2011.

Capital Resources

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of November 30, 2011, no debt securities had been issued under this shelf registration. We may issue debt securities under the shelf registration in fiscal 2012 depending on general corporate needs.

On November 1, 2011, we entered into a credit agreement with a syndicate of banks which provides for up to approximately $1 billion of borrowings pursuant to a revolving credit facility with the option to increase borrowings to $1.5 billon. The facility matures in November 2016, with a one year extension option prior to both the second and third anniversary of the closing date, provided extensions shall not extend beyond November 1, 2018. This facility replaces the prior $1 billion credit agreement that would have expired in December 2012. As of and for the quarter ended November 30, 2011, we had no amounts outstanding under our previous or newly entered revolving credit facility.

If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of November 30, 2011, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the quarter ended November 30, 2011, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2012 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

NIKE, Inc.

As of November 30, 2011, we had cash, cash equivalents and short term investments totaling $3.4 billion, of which $2.7 billion was held by our foreign subsidiaries. Cash equivalents and short term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government agency obligations and government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short term investment portfolio is less than 120 days as of November 30, 2011.

Despite recent uncertainties in the financial markets, to date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.

We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. We routinely repatriate a portion of our foreign earnings for which U.S. taxes have previously been provided. We also indefinitely reinvest a significant portion of our foreign earnings and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through debt. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional United States taxes less applicable foreign tax credits. If we elect to raise capital in the United States through debt, we would incur additional interest expense.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

The total liability for uncertain tax positions was $225 million, excluding related interest and penalties, at November 30, 2011. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $61 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This new guidance requires the components of net income and other comprehensive income to be either presented in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for us beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption will not have an impact on our consolidated financial position or results of operations.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2011.

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2011 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
September 1 - 30, 2011	3,800,586	$86.42	3,800,586	$1,698
October 1 - 31, 2011	2,184,426	$89.49	2,184,426	$1,502
November 1 - 30, 2011	1,575,000	$93.93	1,575,000	$1,354

Total	7,560,012		7,560,012

NIKE, Inc.

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

10.1	Credit Agreement among NIKE, Inc., Bank of America, N.A., Citibank, N.A. , as Syndication Agent, Deutsche Bank Securities Inc., HSBC Bank USA, N.A., and JP Morgan Chase Bank, N.A., as Co-Documentation Agents, and the other Banks named therein (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed November 2, 2011).

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certificate of Chief Executive Officer.

32.2†	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

NIKE, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair
Chief Financial Officer

DATED: January 5, 2012