Form 10-Q
period 2012-02-29
NIKE INC
filed 2012-04-06
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of February 29, 2012 were:

Class A	89,969,448
Class B	368,398,561

458,368,009

NIKE, Inc.

INDEX

PART I. FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2012	May 31, 2011
	(in millions)
ASSETS
Current assets:
Cash and equivalents	$2,021	$1,955
Short-term investments (Note 5)	1,176	2,583
Accounts receivable, net	3,296	3,138
Inventories (Note 2)	3,356	2,715
Deferred income taxes (Note 7)	311	312
Prepaid expenses and other current assets (Notes 5 and 11)	772	594

Total current assets	10,932	11,297
Property, plant and equipment	5,172	4,906
Less accumulated depreciation	2,967	2,791

Property, plant and equipment, net	2,205	2,115
Identifiable intangible assets, net (Note 3)	534	487
Goodwill, net (Note 3)	202	205
Deferred income taxes and other long-term assets (Notes 5, 7 and 11)	921	894

Total assets	$14,794	$14,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$49	$200
Notes payable	91	187
Accounts payable	1,298	1,469
Accrued liabilities (Notes 4 and 11)	1,913	1,985
Income taxes payable (Note 7)	59	117

Total current liabilities	3,410	3,958
Long-term debt	229	276
Deferred income taxes and other long-term liabilities (Notes 7 and 11)	979	921
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible—90 and 90 million shares outstanding	—	—
Class B—368 and 378 million shares outstanding	3	3
Capital in excess of stated value	4,483	3,944
Accumulated other comprehensive income (Note 8)	243	95
Retained earnings	5,447	5,801

Total shareholders’ equity	10,176	9,843

Total liabilities and shareholders’ equity	$14,794	$14,998

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(dollars in millions, except per share data)
Revenues	$5,846	$5,079	$17,658	$15,096
Cost of sales	3,285	2,752	9,954	8,142

Gross profit	2,561	2,327	7,704	6,954
Demand creation expense	615	578	1,951	1,831
Operating overhead expense	1,187	1,059	3,494	3,090

Total selling and administrative expense	1,802	1,637	5,445	4,921
Other (income) expense, net	(11)	(17)	16	(38)
Interest expense, net	—	—	3	—

Income before income taxes	770	707	2,240	2,071
Income tax expense (Note 7)	210	184	566	532

Net income	$560	$523	$1,674	$1,539

Basic earnings per common share (Note 10)	$1.22	$1.10	$3.63	$3.22

Diluted earnings per common share (Note 10)	$1.20	$1.08	$3.56	$3.16

Dividends declared per common share	$0.36	$0.31	$1.03	$0.89

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	February 29 and 28,
	2012	2011
	(in millions)
Cash provided by operations:
Net income	$1,674	$1,539
Income charges (credits) not affecting cash:
Depreciation	272	249
Deferred income taxes	(7)	(70)
Stock-based compensation	95	78
Amortization and other	48	11
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(233)	(170)
(Increase) decrease in inventories	(691)	(399)
(Increase) decrease in prepaid expenses and other assets	(149)	8
(Decrease) increase in accounts payable, accrued liabilities and income taxes	(84)	(276)

Cash provided by operations	925	970

Cash provided (used) by investing activities:
Purchases of investments	(1,901)	(6,029)
Maturities of investments	2,101	3,129
Sales of investments	1,192	2,618
Additions to property, plant and equipment	(379)	(303)
Proceeds from the sale of property, plant and equipment	1	1
Increase in other assets and liabilities, net	(30)	(10)
Settlement of net investment hedges	14	(8)

Cash provided (used) by investing activities	998	(602)

Cash used by financing activities:
Reduction in long-term debt, including current portion	(201)	(6)
Decrease in notes payable	(87)	(5)
Proceeds from exercise of stock options and other stock issuances	372	279
Excess tax benefits from share-based payment arrangements	85	54
Repurchase of common stock	(1,585)	(1,252)
Dividends on common stock	(454)	(408)

Cash used by financing activities	(1,870)	(1,338)

Effect of exchange rate changes on cash	13	23

Net increase (decrease) in cash and equivalents	66	(947)
Cash and equivalents, beginning of period	1,955	3,079

Cash and equivalents, end of period	$2,021	$2,132

Supplemental disclosure of cash flow information:
Dividends declared and not paid	$165	$147

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies:

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 29, 2012 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3 of the fair value measurement hierarchy (as described in Note 5 - Fair Value Measurements). This guidance became effective for the Company beginning March 1, 2010, except for disclosures relating to purchases, sales, issuances and settlements of Level 3 assets and liabilities, which became effective for the Company beginning June 1, 2011. As this guidance only requires expanded disclosures, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

Recently Issued Accounting Standards:

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance is effective for the Company beginning June 1, 2013. As this guidance only requires expanded disclosures, the Company does not anticipate the adoption will have an impact on its consolidated financial position or results of operations.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning June 1, 2012, with early adoption permitted. The Company does not expect the adoption will have a material effect on its consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies will now be required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance also required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the requirement related to the presentation of reclassification adjustments. Both issuances on the presentation of comprehensive income are effective for the Company beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the Company does not anticipate the adoption will have an impact on its consolidated financial position or results of operations.

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

NOTE 2—Inventories:

Inventory balances of $3,356 million and $2,715 million at February 29, 2012 and May 31, 2011, respectively, were substantially all finished goods.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Identified Intangible Assets and Goodwill:

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at February 29, 2012 and May 31, 2011:

	February 29, 2012			May 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in millions)
Amortized intangible assets:
Patents	$93	$(29)	$64	$80	$(24)	$56
Trademarks	47	(30)	17	44	(25)	19
Other	95	(28)	67	47	(22)	25

Total	$235	$(87)	$148	$171	$(71)	$100

Unamortized intangible assets- Trademarks			$386			$387

Identifiable intangible assets, net			$534			$487

	February 29, 2012			May 31, 2011
	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
	(in millions)
Goodwill	$401	$(199)	$202	$404	$(199)	$205

The effect of foreign exchange fluctuations for the nine month period ended February 29, 2012 decreased unamortized intangible assets and goodwill by approximately $1 million and $3 million, respectively, resulting from the strengthening of the U.S. dollar in relation to the British Pound.

Amortization expense, which is included in selling and administrative expense, was $5 million and $4 million for the three month periods ended February 29, 2012 and February 28, 2011, respectively, and $16 million and $11 million for the nine month periods ended February 29, 2012 and February 28, 2011, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2012 and each of the years ending May 31, 2013 through May 31, 2016 are as follows: remainder of 2012: $5 million; 2013: $20 million; 2014: $18 million; 2015: $15 million; 2016: $13 million.

All goodwill balances are included in the Company’s “Other Businesses” category for segment reporting purposes.

NOTE 4—Accrued Liabilities:

Accrued liabilities include the following:

	February 29, 2012	May 31, 2011
	(in millions)
Compensation and benefits, excluding taxes	$615	$628
Endorsee compensation	247	284
Taxes other than income taxes	195	214
Dividends payable	165	145
Advertising and marketing	155	139
Import and logistics costs	102	98
Fair value of derivatives	74	186
Other (1)	360	291

Total accrued liabilities	$1,913	$1,985

(1)	Other consists of various accrued expenses. No individual item accounted for more than 5% of the total balance at February 29, 2012 and May 31, 2011.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Fair Value Measurements:

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 29, 2012 and May 31, 2011 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	February 29, 2012
	Fair Value Measurements Using			Assets /Liabilities at Fair Value
	Level 1	Level 2	Level 3		Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards	$—	$141	$—	$141	Other current assets and other long-term assets
Interest rate swap contracts	—	16	—	16	Other current assets and other long-term assets

Total derivatives	—	157	—	157
Available-for-sale securities:
U.S. Treasury securities	79	—	—	79	Cash and equivalents
U.S. Agency securities	—	95	—	95	Cash and equivalents
Commercial paper and bonds	—	150	—	150	Cash and equivalents
Money market funds	—	801	—	801	Cash and equivalents
U.S. Treasury securities	705	—	—	705	Short-term investments
U.S. Agency securities	—	277	—	277	Short-term investments
Commercial paper and bonds	—	194	—	194	Short-term investments
Non-marketable preferred stock	—	—	3	3	Other long-term assets

Total available-for-sale securities	784	1,517	3	2,304

Total Assets	$784	$1,674	$3	$2,461

Liabilities
Derivatives:
Foreign exchange forwards	$—	$75	$—	$75	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$75	$—	$75

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	May 31, 2011
	Fair Value Measurements Using			Assets /Liabilities at Fair Value
	Level 1	Level 2	Level 3		Balance Sheet Classification
	(in millions)
Assets
Derivatives:
Foreign exchange forwards	$—	$38	$—	$38	Other current assets and other long-term assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	53	—	53
Available-for-sale securities:
U.S. Treasury securities	125	—	—	125	Cash and equivalents
Commercial paper and bonds	—	157	—	157	Cash and equivalents
Money market funds	—	780	—	780	Cash and equivalents
U.S. Treasury securities	1,473	—	—	1,473	Short-term investments
U.S. Agency securities	—	308	—	308	Short-term investments
Commercial paper and bonds	—	802	—	802	Short-term investments

Total available-for-sale securities	1,598	2,047	—	3,645

Total Assets	$1,598	$2,100	$—	$3,698

Liabilities
Derivatives:
Foreign exchange forwards	$—	$197	$—	$197	Accrued liabilities and other long-term liabilities

Total Liabilities	$—	$197	$—	$197

Derivative financial instruments include foreign exchange forwards, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curve, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at February 29, 2012 or May 31, 2011. Refer to Note 11—Risk Management and Derivatives for additional detail.

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

Our Level 3 assets are comprised of investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the three and nine month periods ended February 29, 2012. As of May 31, 2011, the Company had no Level 3 assets and liabilities.

No transfers among the levels within the fair value hierarchy occurred during the three and nine month periods ended February 29, 2012 and February 28, 2011.

As of February 29, 2012 and May 31, 2011, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments:

As of February 29, 2012 and May 31, 2011, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. As of February 29, 2012, the Company held $848 million of available-for-sale securities with maturity dates within one year from purchase date and $328 million with maturity dates over one year and less than five years from purchase date within short-term investments. As of May 31, 2011, the Company held $2,253 million of available-for-sale securities with maturity dates within one year from purchase date and $330 million with maturity dates over one year and less than five years from purchase date within short-term investments.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Short-term investments classified as available-for-sale consist of the following at fair value:

	February 29, 2012	May 31, 2011
	(in millions)
Available-for-sale investments:
U.S. Treasury and agencies	$982	$1,781
Corporate commercial paper and bonds	194	802

Total available-for-sale investments	$1,176	$2,583

Interest income related to cash and equivalents and short-term investments included within interest expense, net was $7 million and $8 million for the three month periods ended February 29, 2012 and February 28, 2011, respectively, and $22 million and $23 million for the nine month periods ended February 29, 2012 and February 28, 2011, respectively.

Fair Value of Long-Term Debt and Notes Payable:

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $281 million at February 29, 2012 and $482 million at May 31, 2011.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6—Credit Lines:

There have been no significant changes to the short-term borrowings and credit lines reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011, except for the following:

On November 1, 2011, the Company entered into a credit agreement with a syndicate of banks which provides for up to approximately $1 billion of borrowings pursuant to a revolving credit facility with the option to increase borrowings to $1.5 billion. The facility matures in November 2016, with a one year extension option prior to both the second and third anniversary of the closing date, provided extensions shall not extend beyond November 1, 2018. This facility replaces the prior $1 billion credit agreement which would have expired in December 2012. As of February 29, 2012, the Company had no amounts outstanding under the new revolving credit facility.

NOTE 7—Income Taxes:

The effective tax rate was 25.3% and 25.7% for the nine months ended February 29, 2012 and February 28, 2011, respectively. The decrease in the Company’s effective tax rate was primarily driven by a reduction in the effective tax rate on operations outside of the United States as a result of changes in geographical mix of foreign earnings, partially offset by the impact of the retroactive reinstatement of the U.S. federal research and development tax credit in the prior year.

As of February 29, 2012, total gross unrecognized tax benefits, excluding related interest and penalties, were $257 million, $136 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2011, total gross unrecognized tax benefits, excluding interest and penalties, were $212 million, $93 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $14 million during the nine months ended February 29, 2012. As of February 29, 2012, accrued interest and penalties related to uncertain tax positions was $105 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China and the Netherlands as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2009, and is currently under examination by the Internal Revenue Service (“IRS”) for the fiscal 2010 and 2011 tax years. The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2001 and fiscal 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $63 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Comprehensive Income:

Comprehensive income, net of taxes, is as follows:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions)
Net income	$560	$523	$1,674	$1,539
Other comprehensive income (loss):
Changes in cumulative translation adjustment and other (1)	41	76	(92)	180
Changes due to cash flow hedging instruments:
Net gain (loss) on hedge derivatives (2)	(9)	(89)	152	(164)
Reclassification to net income of previously deferred losses (gains) related to hedge derivative instruments (3)	(2)	(9)	65	(86)
Changes due to net investment hedges:
Net gain (loss) on hedge derivatives (4)	(2)	(23)	23	(39)

Other comprehensive income (loss):	28	(45)	148	(109)

Total comprehensive income	$588	$478	$1,822	$1,430

(1)	net of tax benefit (expense) of ($37) million, ($38) million, $29 million, and ($89) million, respectively.
(2)	net of tax benefit (expense) of $3 million, $27 million, ($7) million, and $65 million, respectively.
(3)	net of tax (benefit) expense of $0 million, $2 million, ($12) million, and $28 million, respectively.
(4)	net of tax benefit (expense) of $0 million, $11 million, ($12) million, and $19 million, respectively.

NOTE 9—Stock-Based Compensation:

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

The following table summarizes the Company’s total stock-based compensation expense:

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions)
Stock Options (1)	$26	$21	$70	$56
ESPPs	4	3	12	11
Restricted Stock	4	4	13	11

Total stock-based compensation expense	$34	$28	$95	$78

(1)	Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three and nine month periods ended February 29, 2012 was $4 million and $12 million, respectively. The accelerated stock option expense for the three and nine month periods ended February 28, 2011 was $3 million and $9 million, respectively.

As of February 29, 2012, the Company had $177 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as operating overhead expense over a weighted average period of 2.5 years.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value per share of the options granted during the nine months ended February 29, 2012 and February 28, 2011 as computed using the Black-Scholes pricing model was $22.14 and $17.67, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 29 and 28,
	2012	2011
Dividend yield	1.4%	1.6%
Expected volatility	29.5%	31.5%
Weighted-average expected life (in years)	5.0	5.0
Risk-free interest rate	1.4%	1.7%

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

NOTE 10—Earnings Per Common Share:

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 6.7 million and 0.2 million shares of common stock were outstanding for the three and nine month periods ended February 29, 2012 and February 28, 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions, except per share data)
Determination of shares:
Weighted average common shares outstanding	457.5	475.3	460.6	477.6
Assumed conversion of dilutive stock options and awards	9.8	10.2	9.6	10.1

Diluted weighted average common shares outstanding	467.3	485.5	470.2	487.7

Basic earnings per common share	$1.22	$1.10	$3.63	$3.22
Diluted earnings per common share	$1.20	$1.08	$3.56	$3.16

NOTE 11—Risk Management and Derivatives:

The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading purposes.

The Company formally documents all relationships between designated hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either specific firm commitments or forecasted transactions.

The majority of derivatives outstanding as of February 29, 2012 are designated as cash flow, fair value or net investment hedges. All derivatives are recognized on the balance sheet at their fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 29, 2012 was approximately $8 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments included within the unaudited condensed consolidated balance sheet as of February 29, 2012 and May 31, 2011:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	February 29, 2012	May 31, 2011	Balance Sheet Location	February 29, 2012	May 31, 2011
	(in millions)
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$93	$22	Accrued liabilities	$40	$170
Interest rate swap contracts	Prepaid expenses and other current assets	1	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other long- term assets	22	7	Deferred income taxes and other long- term liabilities	—	10
Interest rate swap contracts	Deferred income taxes and other long- term assets	15	15	Deferred income taxes and other long- term liabilities	—	—

Total derivatives formally designated as hedging instruments		131	44		40	180

Derivatives not formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	26	9	Accrued liabilities	34	16
Foreign exchange forwards and options	Deferred income taxes and other long- term assets	—	—	Deferred income taxes and other long- term liabilities	1	1

Total derivatives not formally designated as hedging instruments		26	9		35	17

Total derivatives		$157	$53		$75	$197

The following tables present the amounts affecting the unaudited condensed consolidated statements of income for the three and nine month periods ended February 29, 2012 and February 28, 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
Derivatives designated as hedges	Three Months Ended February 29, 2012	Nine Months Ended February 29, 2012	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income(1)	Three Months Ended February 29, 2012	Nine Months Ended February 29, 2012
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(12)	$5	Revenue	$—	$14
Foreign exchange forwards and options	3	146	Cost of sales	(1)	(74)
Foreign exchange forwards and options	—	—	Selling and administrative expense	(1)	(3)
Foreign exchange forwards and options	(3)	8	Other (income) expense, net	4	(14)

Total designated cash flow hedges	$(12)	$159		$2	$(77)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(2)	$35	Other (income) expense, net	$—	$—

(1)	For the three and nine month periods ended February 29, 2012, the Company recognized an immaterial amount of ineffectiveness from cash flow hedges.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income (1)
Derivatives designated as hedges	Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income (1)	Three Months Ended February 28, 2011	Nine Months Ended February 28, 2011
	(in millions)			(in millions)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(52)	$(48)	Revenue	$(7)	$(30)
Foreign exchange forwards and options	(45)	(131)	Cost of sales	14	101
Foreign exchange forwards and options	(2)	(3)	Selling and administrative expense	—	1
Foreign exchange forwards and options	(17)	(47)	Other (income) expense, net	4	42

Total designated cash flow hedges	$(116)	$(229)		$11	$114
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(34)	$(58)	Other (income) expense, net	$—	$—

(1)	For the three and nine month periods ended February 28, 2011, the Company recognized an immaterial amount of ineffectiveness from cash flow hedges.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions)
Derivatives designated as fair value hedges:
Interest rate swaps (1)	$1	$2	$5	$5	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(17)	$3	$(14)	$(28)	Other (income) expense, net

(1)

All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to section “Fair Value Hedges” below for additional detail.

Refer to Note 4—Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 5—Fair Value Measurements for a description of how the above financial instruments are valued, and Note 8—Comprehensive Income for additional information on changes in other comprehensive income for the three and nine month periods ended February 29, 2012 and February 28, 2011.

Cash Flow Hedges

The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Foreign currency exposures that the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external revenues, selling and administrative expenses, investments in U.S. dollar-denominated available-for-sale debt securities and certain intercompany transactions.

Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: 1) Certain NIKE entities purchase from the NIKE Trading Company (“NTC”), a wholly-owned centralized sourcing hub that buys NIKE branded products in predominately U.S. dollars from external factories. The NTC, whose functional currency is the U.S. dollar, sells the products to NIKE entities in their respective functional currencies, resulting in a foreign currency exposure for the NTC when selling to a NIKE entity with a different functional currency; 2) Other NIKE entities purchase product directly from external factories in U.S. dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar.

In January 2012, the Company implemented a foreign currency adjustment program with certain factories. The program is designed to more efficiently manage foreign currency risk by assuming certain currency exposures from the factories that are natural offsets to the Company’s existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated (“factory currency exposure index”). For the portion of the indices denominated in the local or functional currency of the factory, which varies by factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. dollar and the local or functional currency of the factory, an embedded derivative is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivatives are separated from the related purchase order and their treatment is described further below.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s policy permits the utilization of derivatives to reduce these foreign currency exposures where internal netting or other strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company enters into hedge contracts typically starting 12 to 18 months in advance of the forecasted transaction and may place incremental hedges up to 100% by the time the forecasted transaction occurs.

All changes in fair values of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in other comprehensive income until net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in other comprehensive income will be released to net income some time after the maturity of the related derivative. Effective hedge results are classified within the consolidated statement of income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated external revenues and product cost exposures, excluding embedded derivatives as described below, recorded in revenues and cost of sales, respectively, when the underlying hedged transaction affects consolidated net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. dollar-denominated available-for-sale securities are recorded in other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

As of February 29, 2012, $63 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months as a result of underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 29, 2012, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 27 months.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in net income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. Ineffectiveness was not material for the three and nine month periods ended February 29, 2012 and February 28, 2011.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of February 29, 2012, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected in net income within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine month periods ended February 29, 2012 and February 28, 2011.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine month periods ended February 29, 2012 and February 28, 2011.

Embedded Derivatives

As described above, for currencies within the factory currency exposure indices that are neither the U.S. dollar nor the local or functional currency of the factory, an embedded derivative is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivatives are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other (income) expense, net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At February 29, 2012, the notional amount of embedded derivatives was approximately $75 million. For the three and nine months ended February 29, 2012, embedded derivatives had an immaterial impact within other (income) expense, net.

Undesignated Derivative Instruments

The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the cash provided by operations component of the cash flow statement.

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

The Company’s derivative contracts contain credit risk related contingent features aiming to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 29, 2012, the Company was in compliance with all such credit risk related contingent features. The aggregate fair value of derivative instruments with credit risk related contingent features that are in a net liability position at February 29, 2012 was $10 million. As of February 29, 2012, neither the Company nor its counterparties were required to post any collateral as a result of these contingent features. As a result of the above considerations, the Company considers the impact of the risk of counterparty default to be immaterial.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—Operating Segments:

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

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions)
Revenues
North America	$2,149	$1,836	$6,415	$5,440
Western Europe	962	922	3,105	2,851
Central & Eastern Europe	275	253	870	746
Greater China	694	554	1,872	1,496
Japan	201	195	589	550
Emerging Markets	793	643	2,540	1,989
Global Brand Divisions	27	22	85	67

Total NIKE Brand	5,101	4,425	15,476	13,139
Other Businesses	753	671	2,199	2,013
Corporate	(8)	(17)	(17)	(56)

Total NIKE Consolidated Revenues	$5,846	$5,079	$17,658	$15,096

	Three Months Ended February 29 and 28,		Nine Months Ended February 29 and 28,
	2012	2011	2012	2011
	(in millions)
Earnings Before Interest and Taxes
North America	$496	$419	$1,448	$1,218
Western Europe	149	163	464	588
Central & Eastern Europe	60	59	163	177
Greater China	273	213	664	551
Japan	24	31	93	94
Emerging Markets	215	173	652	491
Global Brand Divisions	(292)	(237)	(826)	(703)

Total NIKE Brand	925	821	2,658	2,416
Other Businesses	87	85	230	253
Corporate	(242)	(199)	(645)	(598)

Total NIKE Consolidated Earnings Before Interest and Taxes	770	707	2,243	2,071

Interest expense, net	—	—	3	—

Total NIKE Consolidated Income Before Income Taxes	$770	$707	$2,240	$2,071

NIKE, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	February 29, 2012	May 31, 2011
	(in millions)
Accounts Receivable, net
North America	$1,163	$1,069
Western Europe	450	500
Central & Eastern Europe	284	290
Greater China	201	140
Japan	119	153
Emerging Markets	528	466
Global Brand Divisions	35	23

Total NIKE Brand	2,780	2,641
Other Businesses	493	471
Corporate	23	26

Total NIKE Consolidated Accounts Receivable, net	$3,296	$3,138

Inventories
North America	$1,159	$1,035
Western Europe	531	463
Central & Eastern Europe	163	150
Greater China	230	154
Japan	103	84
Emerging Markets	548	440
Global Brand Divisions	30	25

Total NIKE Brand	2,764	2,351
Other Businesses	576	416
Corporate	16	(52)

Total NIKE Consolidated Inventories	$3,356	$2,715

Property, Plant and Equipment, net
North America	$354	$330
Western Europe	333	338
Central & Eastern Europe	28	13
Greater China	186	179
Japan	352	360
Emerging Markets	61	58
Global Brand Divisions	184	116

Total NIKE Brand	1,498	1,394
Other Businesses	148	164
Corporate	559	557

Total NIKE Consolidated Property, Plant and Equipment, net	$2,205	$2,115

NOTE 13—Commitments and Contingencies:

At February 29, 2012, the Company had letters of credit outstanding totaling $126 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

NIKE, Inc.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the third quarter of fiscal 2012, our revenues increased 15% to $5.8 billion, net income increased 7% to $560 million and we delivered diluted earnings per share of $1.20, an 11% increase compared to the third quarter of fiscal 2011.

Income before income taxes increased 9% for the third quarter as higher revenues and selling and administrative expense leverage more than offset a decrease in gross margin. On a currency neutral basis, we experienced revenue growth in all NIKE Brand geographies except Japan and across all product types and categories. Brand strength, innovative products and strong category retail presentations continue to fuel the demand for our NIKE Brand products. Revenue from our Other Businesses also grew, led by Converse. The decline in gross margin was primarily driven by higher product input costs, including materials and labor, which more than offset the positive impacts of higher product selling prices, the growth of our Direct to Consumer business and benefits from ongoing product cost reduction initiatives.

Growth in third quarter net income and diluted earnings per share were negatively affected by a year-on-year increase in our effective tax rate. Diluted earnings per share grew faster than net income due to a decline in the weighted average number of diluted common shares outstanding, primarily driven by our share repurchase program.

Results of Operations

	Three Months Ended February 29 and 28,			Nine Months Ended February 29 and 28,
	2012	2011	% Change	2012	2011	% Change
	(dollars in millions, except per share data)
Revenues	$5,846	$5,079	15%	$17,658	$15,096	17%
Cost of sales	3,285	2,752	19%	9,954	8,142	22%

Gross profit	2,561	2,327	10%	7,704	6,954	11%
Gross margin	43.8%	45.8%		43.6%	46.1%
Demand creation expense	615	578	6%	1,951	1,831	7%
Operating overhead expense	1,187	1,059	12%	3,494	3,090	13%

Total selling and administrative expense	1,802	1,637	10%	5,445	4,921	11%
% of revenue	30.8%	32.2%		30.8%	32.6%
Income before income taxes	770	707	9%	2,240	2,071	8%
Net income	560	523	7%	1,674	1,539	9%
Diluted earnings per share	1.20	1.08	11%	3.56	3.16	13%

Consolidated Operating Results

Revenues

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes (1)	2012	2011	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
Footwear	$3,347	$2,868	17%	18%	$9,776	$8,258	18%	16%
Apparel	1,460	1,301	12%	13%	4,740	4,069	16%	13%
Equipment	267	234	14%	15%	875	745	17%	15%
Global Brand Divisions	27	22	23%	22%	85	67	27%	20%

Total NIKE Brand	5,101	4,425	15%	16%	15,476	13,139	18%	15%
Other Businesses	753	671	12%	12%	2,199	2,013	9%	8%
Corporate	(8)	(17)	53%	46%	(17)	(56)	70%	38%

Total NIKE Inc. Revenues	$5,846	$5,079	15%	16%	$17,658	$15,096	17%	14%

NIKE, Inc.

(1)

Fiscal 2012 results have been restated using fiscal 2011 actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc. grew 16% for the third quarter and 14% for the first nine months of fiscal 2012, driven by increases for both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 16% and 15% for the third quarter and year-to-date, respectively, while revenues for our Other Businesses increased 12% and 8% for the respective periods. For both the third quarter and first nine months of fiscal 2012, every NIKE Brand geography delivered higher revenues with the exception of Japan. North America contributed approximately 7 percentage points to the NIKE Brand revenue increase for the third quarter and first nine months of fiscal 2012, while the Emerging Markets contributed approximately 4 percentage points for the respective periods.

For the third quarter and first nine months of fiscal 2012, the increase in NIKE Brand footwear revenue was attributable to a double-digit percentage increase in unit sales and a single-digit percentage growth in average selling price per pair, primarily reflecting the favorable impact from certain product price increases. The overall increase in footwear sales was primarily driven by double-digit percentage growth in our Running, Sportswear and Basketball products. For the third quarter of fiscal 2012, the increase in our NIKE Brand apparel revenue was primarily driven by a mid-single-digit percentage growth in both unit sales and average selling prices, while the increase for the year-to-date period was driven by double-digit percentage growth in unit sales and a low single-digit percentage growth in average selling price. The increase in average selling prices was primarily driven by product price increases, partially offset by a higher mix of close-out sales. The overall increase in apparel sales for both periods was driven by increased demand in most key categories.

While wholesale sales to retailers remain the largest component of overall NIKE Brand revenues, we continue to see strong growth in revenue through NIKE-owned Direct to Consumer channels. NIKE Brand Direct to Consumer operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the third quarter and first nine months of fiscal 2012, Direct to Consumer revenues represented approximately 18% and 17% of total NIKE Brand revenues, respectively. On a currency neutral basis, Direct to Consumer revenues grew 23% and 21% for the third quarter and first nine months of fiscal 2012, respectively, as comparable store sales grew 13% for both periods and we continue to expand our store network and e-commerce business. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which each of the following requirements has been met, during the preceding twelve months: the store has been open, the square footage has not changed by more than 15%, and the store has not been permanently relocated.

Revenues for our Other Businesses consist of results from Cole Haan, Converse, Hurley, Umbro and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased 12% in the third quarter, reflecting growth in most businesses, led by double-digit percentage revenue growth at Converse. Year-to-date revenues for our Other Businesses increased 8%, driven by double-digit percentage growth at Converse, and mid-single-digit percentage growth at NIKE Golf and Umbro, which more than offset a mid-single-digit revenue decline at Hurley. Revenues for Cole Haan were flat for the third quarter and year-to-date.

Futures Orders

Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March through July 2012 were 15% higher than the orders reported for the comparable prior year period. The U.S. dollar futures order amount is calculated based upon our internal forecast of the future exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 18%, driven by a 10% growth in unit orders and an 8% growth in average selling price per unit.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	22%	22%
Western Europe	4%	10%
Central & Eastern Europe	12%	18%
Greater China	24%	20%
Japan	-3%	-3%
Emerging Markets	14%	22%

Total NIKE Brand Futures Orders	15%	18%

(1)

Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing and because the mix of orders can shift between futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, certain sales from our Direct to Consumer operations, and sales from our Other Businesses.

NIKE, Inc.

Gross Profit

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change		2012	2011	% Change
	(dollars in millions)
Gross profit	$2,561	$2,327	10%		$7,704	$6,954	11%
Gross margin	43.8%	45.8%	(200	) bps	43.6%	46.1%	(250	) bps

For the third quarter and first nine months of fiscal 2012, our consolidated gross margin was 200 and 250 basis points lower than the respective prior year periods, primarily due to higher product input costs (including materials and labor) across most businesses. This factor decreased consolidated gross margin by approximately 390 basis points for the third quarter and 330 basis points year-to-date. These decreases were partially offset by the positive impacts of product price increases, the growth of our NIKE Brand Direct to Consumer business, as well as benefits from our ongoing product cost reduction initiatives.

For the remainder of fiscal 2012, we anticipate that our gross margin will continue to face these macroeconomic pressures. This, along with planned actions to manage inventory levels in certain markets are expected to more than offset the favorable impact of our product price increases, the benefits from our NIKE Brand Direct to Customer business and our ongoing product cost reduction initiatives.

Selling and Administrative Expense

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change		2012	2011	% Change
	(dollars in millions)
Demand creation expense (1)	$615	$578	6%		$1,951	$1,831	7%
Operating overhead expense	1,187	1,059	12%		3,494	3,090	13%

Total selling and administrative expense	$1,802	$1,637	10%		$5,445	$4,921	11%
% of revenues	30.8%	32.2%	(140	) bps	30.8%	32.6%	(180	) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Overall, selling and administrative expense grew at a slower rate than revenues for both the third quarter and first nine months of fiscal 2012.

Demand creation expense increased 6% and 7% during the third quarter and first nine months of fiscal 2012, respectively, primarily driven by marketing support for key product initiatives, an increase in sports marketing expense and investments in consumer events for the NIKE Brand. Changes in currency exchange rates did not have a significant impact on the growth of demand creation expense for the third quarter of fiscal 2012. For the year-to-date period, changes in currency exchange rates increased the growth of demand creation expense by 3 percentage points.

Operating overhead expense increased 12% and 13% during the third quarter and first nine months of fiscal 2012, respectively. This increase was primarily attributable to increased investments in our Direct to Consumer operations, higher personnel costs as well as travel expenses to support the growth of our overall business. Changes in currency exchange rates did not have a significant impact on the growth of operating overhead expense for the third quarter of fiscal 2012. For the year-to-date period, changes in currency exchange rates increased the growth of operating overhead expense by 2 percentage points.

For the fourth quarter of fiscal 2012, we expect selling and administrative expense to grow at a faster rate than revenues as we increase demand creation spending around the European Football Championship, London Summer Olympics and NFL launch.

NIKE, Inc.

Other (income) expense, net

	Three Months Ended February 29 and 28,			Nine Months Ended February 29 and 28,
	2012	2011	% Change	2012	2011	% Change
	(dollars in millions)
Other (income) expense, net	$(11)	$(17)	-35%	$16	$(38)	—

Other (income) expense, net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business. For the third quarter of fiscal 2012, the decline in other income, net was primarily driven by certain gains related to non-operating items in the prior year. For the first nine months of fiscal 2012, the increase in other expense, net was primarily due to a $72 million change in foreign currency net gains to net losses, of which $32 million is attributable to the year-over-year decline in favorability of certain Euro/U.S. Dollar foreign currency hedges together with re-measurement of the hedged items. The remaining $40 million change due to foreign currency was driven by the re-measurement of monetary assets and liabilities in various non-functional currencies, net of related undesignated forward instruments, as a variety of foreign currencies weakened against the U.S. dollar year-over-year. Certain gains related to non-operating items partially offset these foreign currency impacts.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net did not have a significant impact on our income before income taxes for the third quarter of fiscal 2012 and had a favorable impact of approximately $14 million for the first nine months of fiscal 2012.

Income Taxes

	Three Months Ended February 29 and 28,			Nine Months Ended February 29 and 28,
	2012	2011	Change	2012	2011	Change
Effective tax rate	27.3%	26.0%	130 bps	25.3%	25.7%	(40	) bps

For the third quarter of fiscal 2012, the increase in our effective tax rate was primarily due to an adjustment to a deferred tax asset related to our foreign operations and changes in uncertain tax positions in the current year, as well as comparisons to a relatively low rate in last year’s third quarter, which benefited from the retroactive reinstatement of the U.S. federal research and development tax credit. The increase in the current year was partially offset by a reduction in the effective tax rate on operations outside of the United States as a result of changes in geographical mix of foreign earnings. The U.S. statutory rate is generally higher than the tax rate on operations outside of the United States.

For the first nine months of fiscal 2012, the decrease in our effective tax rate was primarily driven by a reduction in the effective tax rate on operations outside of the United States as a result of changes in geographical mix of foreign earnings, partially offset by the impact of the retroactive reinstatement of the U.S. federal research and development tax credit in the prior year.

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

Certain prior year amounts have been reclassified to conform to fiscal 2012 presentation.

NIKE, Inc.

The breakdown of net revenues is as follows:

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes (1)	2012	2011	% Change	% Change Excluding Currency Changes (1)
	(dollars in millions)
North America	$2,149	$1,836	17%	17%	$6,415	$5,440	18%	18%
Western Europe	962	922	4%	6%	3,105	2,851	9%	2%
Central & Eastern Europe	275	253	9%	16%	870	746	17%	16%
Greater China	694	554	25%	21%	1,872	1,496	25%	19%
Japan	201	195	3%	-3%	589	550	7%	-2%
Emerging Markets	793	643	23%	30%	2,540	1,989	28%	27%
Global Brand Divisions	27	22	23%	22%	85	67	27%	20%

Total NIKE Brand	5,101	4,425	15%	16%	15,476	13,139	18%	15%
Other Businesses	753	671	12%	12%	2,199	2,013	9%	8%
Corporate (2)	(8)	(17)	53%	46%	(17)	(56)	70%	38%

Total NIKE, Inc. Revenues	$5,846	$5,079	15%	16%	$17,658	$15,096	17%	14%

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

The breakdown of earnings before interest and taxes is as follows:

Earnings before interest and taxes

	Three Months Ended February 29 and 28,			Nine Months Ended February 29 and 28,
	2012	2011	% Change	2012	2011	% Change
	(dollars in millions)
North America	$496	$419	18%	$1,448	$1,218	19%
Western Europe	149	163	-9%	464	588	-21%
Central & Eastern Europe	60	59	2%	163	177	-8%
Greater China	273	213	28%	664	551	21%
Japan	24	31	-23%	93	94	-1%
Emerging Markets	215	173	24%	652	491	33%
Global Brand Divisions	(292)	(237)	-23%	(826)	(703)	-17%

Total NIKE Brand	925	821	13%	2,658	2,416	10%
Other Businesses	87	85	2%	230	253	-9%
Corporate	(242)	(199)	-22%	(645)	(598)	-8%

Total NIKE, Inc. Earnings Before Interest and Taxes	770	707	9%	2,243	2,071	8%
Interest Expense, Net	—	—	—	3	—	—

Total NIKE, Inc. Income Before Income Taxes	$770	$707	9%	$2,240	$2,071	8%

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

NIKE, Inc.

North America

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$1,470	$1,275	15%	15%	$4,219	$3,647	16%	16%
Apparel	573	480	19%	19%	1,866	1,533	22%	22%
Equipment	106	81	31%	29%	330	260	27%	27%

Total revenues	$2,149	$1,836	17%	17%	$6,415	$5,440	18%	18%

Earnings before interest and taxes	$496	$419	18%		$1,448	$1,218	19%

Revenues for North America increased 17% for the third quarter and 18% for the first nine months of fiscal 2012, driven by double-digit percentage growth in both wholesale and Direct to Consumer revenues. Our integrated category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers, driving demand for NIKE Brand products across all seven key categories. North America’s Direct to Consumer revenues grew 19% for the third quarter and 20% for the first nine months of fiscal 2012, fueled by 13% and 15% growth in comparable store sales for the respective periods.

For the third quarter and the first nine months of fiscal 2012, the increase in North America footwear revenue was driven by an increase in both unit sales and average selling prices. Unit sales rose at a double-digit rate for both the third quarter and year-to-date periods, while average selling price per pair grew at a mid-single-digit rate for the third quarter and a low single-digit rate for the year-to-date period, reflective of product price increases. The overall increase in footwear sales was driven by growth in most key categories, most notably Running, Basketball, Sportswear and Women’s Training.

For the third quarter of fiscal 2012, the increase in North America apparel revenue was primarily driven by a high single-digit percentage growth in unit sales and a low double-digit percentage growth in average selling price per unit. For the first nine months of fiscal 2012, the increase in North America apparel revenue was primarily driven by double-digit percentage growth in unit sales and a mid-single-digit percentage growth in average selling price per unit. The increase in average selling price per unit was reflective of product price increases and a greater mix of higher price point products. The overall increase in apparel sales for both periods was driven by double-digit percentage growth in most key categories, most notably Men’s Training and Running.

For the third quarter and first nine months of fiscal 2012, the increase in North America’s EBIT was primarily the result of revenue growth and selling and administrative expense leverage, which more than offset a decline in gross margin. Gross margin decreased 100 basis points for the third quarter and 140 basis points for the first nine months of fiscal 2012, primarily due to higher product input costs which more than offset the favorable impact of selling price increases. Selling and administrative expense as a percentage of revenue decreased by 120 basis points for the third quarter and 160 basis points for the first nine months of fiscal 2012, as demand creation expense grew at a slower rate than revenues.

Western Europe

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$606	$568	7%	8%	$1,875	$1,702	10%	4%
Apparel	305	302	1%	2%	1,045	984	6%	0%
Equipment	51	52	-2%	1%	185	165	12%	5%

Total revenues	$962	$922	4%	6%	$3,105	$2,851	9%	2%

Earnings before interest and taxes	$149	$163	-9%		$464	$588	-21%

NIKE, Inc.

On a currency neutral basis, revenues for Western Europe increased 6% for the third quarter and 2% for the first nine months of fiscal 2012, as most territories reported revenue growth. Revenues for the U.K. & Ireland, the largest market in Western Europe, increased 4% for the third quarter and declined 5% for the year-to-date period. Western Europe’s Direct to Consumer revenues grew 21% for the third quarter and first nine months of fiscal 2012, fueled by 10% growth in comparable store sales for each of the respective periods.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 8% for the third quarter and 4% for the first nine months of fiscal 2012, primarily driven by a single-digit percentage growth in unit sales and a slight increase in average selling price per pair, primarily attributable to product price increases, partially offset by a higher mix of close-out sales. The overall increase in footwear sales was driven by growth in Running, Sportswear and Basketball which more than offset the decline in Action Sports.

On a currency neutral basis, apparel revenue in Western Europe increased 2% for the third quarter and remained flat for the first nine-months of fiscal 2012. The year-over-year changes for both periods were primarily driven by a mid-single-digit percentage increase in average selling price per unit, reflective of higher product prices. Partially offsetting the increase in average selling price per unit was a mid-single-digit percentage decline in unit sales.

On a reported basis, revenues for Western Europe increased 4% and 9% for the third quarter and first nine months of fiscal 2012, respectively. However, EBIT for these periods fell 9% and 21%, respectively, primarily driven by 250 and 490 basis point declines in gross margin for the respective periods. The decline in gross margin was primarily driven by higher product input costs which more than offset the favorable impact of product price increases and the growth of our Direct to Consumer business. For the year-to-date period, Western Europe’s gross margin was also negatively impacted by the year-over-year change in standard currency rates. Selling and administrative expense as a percentage of revenues remained relatively flat for the third quarter and increased slightly for the year-to-date period.

Central & Eastern Europe

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$161	$144	12%	19%	$476	$414	15%	15%
Apparel	96	92	4%	11%	330	275	20%	19%
Equipment	18	17	6%	15%	64	57	12%	12%

Total revenues	$275	$253	9%	16%	$870	$746	17%	16%

Earnings before interest and taxes	$60	$59	2%		$163	$177	-8%

Excluding the changes in currency exchange rates, revenues for Central & Eastern Europe increased 16% for the third quarter and first nine months of fiscal 2012, driven by double-digit growth in Russia and Turkey, which more than offset lower revenues in Greece.

On a currency neutral basis, the growth in Central & Eastern Europe’s footwear revenue for the third quarter and first nine months of fiscal 2012 was primarily driven by double-digit percentage growth in unit sales and a mid-single-digit percentage increase in average selling price per pair, reflective of product price increases which more than offset higher discounts on in-line sales. The overall increase in footwear sales was driven by double-digit percentage growth in Running and Sportswear.

Excluding changes in currency exchange rates, the growth in Central & Eastern Europe’s apparel revenues for the third quarter and year-to-date period was mainly driven by double-digit percentage growth in unit sales, offset by a low single-digit percentage decrease in average price per unit, due mainly to less favorable product mix and higher discounts on in-line sales which more than offset the impact from product price increases. The overall increase in apparel sales was primarily driven by growth in Football (Soccer), Running and Sportswear.

On a reported basis, revenues for Central & Eastern Europe increased 9% and 17% for the third quarter and first nine months of fiscal 2012, respectively. However, EBIT for the third quarter only increased by 2% and fell 8% for the year-to-date period, primarily driven by 240 and 530 basis points declines in gross margin for the respective periods. The decline in gross margin was primarily due to higher product input costs and higher discounts on inline products, which more than offset favorable impact from product price increases. Also offsetting the decline in gross margin in the third quarter of fiscal 2012 was the positive impact from changes in standard currency rates.

NIKE, Inc.

Greater China

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$449	$333	35%	30%	$1,116	$843	32%	27%
Apparel	221	201	10%	6%	666	574	16%	11%
Equipment	24	20	20%	9%	90	79	14%	8%

Total revenues	$694	$554	25%	21%	$1,872	$1,496	25%	19%

Earnings before interest and taxes	$273	$213	28%		$664	$551	21%

Excluding changes in currency exchange rates, Greater China revenues increased 21% for the third quarter and 19% for the first nine months of fiscal 2012, driven by continued expansion in the number of NIKE mono-branded stores owned by our wholesale customers and higher comparable store sales.

On a currency neutral basis, the growth in Greater China’s footwear revenue for the third quarter and first nine months of fiscal 2012 was primarily driven by double-digit percentage growth in unit sales and a low single-digit growth in average unit price per pair, reflective of product price increases. The overall increase in footwear sales was driven by double-digit percentage growth across most key categories, led by Running and Sportswear.

Excluding changes in currency exchange rates, the growth in Greater China’s apparel revenues for the third quarter and year-to-date period was mainly driven by a mid-single-digit growth in the average selling price per unit, reflective of product price increases, partially offset by higher discounts on close-out products to accelerate the sales of slower moving apparel inventories. Impacted by the timing of shipments in the prior year’s third quarter, unit sales declined slightly for the third quarter but grew at a mid-single-digit rate for the first nine months of fiscal 2012.

For the third quarter and first nine months of fiscal 2012, the increase in Greater China’s EBIT was primarily the result of revenue growth and selling and administrative expense leverage, which more than offset a decline in gross margin. Gross margin decreased 170 basis points for the third quarter and 250 basis points for the year-to-date period, primarily attributable to higher product input costs and discounts on close-out products, which more than offset the favorable impact of product price increases. Selling and administrative expense as a percentage of revenues decreased 270 basis points for third quarter and 90 basis points year-to-date, as both demand creation and operating overhead expense grew at a slower rate than revenue.

Japan

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$108	$100	8%	0%	$310	$279	11%	1%
Apparel	78	78	0%	-7%	231	223	4%	-5%
Equipment	15	17	-12%	-8%	48	48	0%	-8%

Total revenues	$201	$195	3%	-3%	$589	$550	7%	-2%

Earnings before interest and taxes	$24	$31	-23%		$93	$94	-1%

On a currency neutral basis, footwear revenue in Japan remained flat for the third quarter but increased 1% for the first nine months of fiscal 2012, as the growth in Running and Football (Soccer) were mostly offset by the declines in our other categories.

Excluding changes in currency exchange rates, apparel revenue decreased 7% for third quarter and 5% for the first nine months of fiscal 2012, as the declines in most key categories more than offset the growth in Running.

NIKE, Inc.

On a reported basis, revenues for Japan increased 3% and 7% for the third quarter and first nine months of fiscal 2012, respectively, while EBIT declined 23% and 1%, respectively. The decline in Japan’s EBIT for both periods was primarily driven by a decline in gross margin combined with a higher selling and administrative expense as a percentage of revenues.

Emerging Markets

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues
Footwear	$553	$448	23%	30%	$1,780	$1,373	30%	29%
Apparel	187	148	26%	33%	602	480	25%	24%
Equipment	53	47	13%	18%	158	136	16%	16%

Total revenues	$793	$643	23%	30%	$2,540	$1,989	28%	27%

Earnings before interest and taxes	$215	$173	24%		$652	$491	33%

Excluding the changes in currency exchange rates, revenues for the Emerging Markets increased 30% for the third quarter and 27% for the first nine months of fiscal 2012. Most territories in the geography reported double-digit revenue growth, led by Argentina, Brazil, Korea, and Mexico.

On a currency neutral basis, the growth in Emerging Markets’ footwear and apparel revenue for the third quarter and first nine months of fiscal 2012 was primarily driven by growth in unit sales, the result of strong demand in nearly all key categories, most notably Running and Sportswear.

On a reported basis, EBIT for the Emerging Markets for the third quarter and first nine months of fiscal 2012 grew at a faster rate than revenue as a result of improved leverage on selling and administrative expense, which more than offset a lower gross margin. Gross margin declined 110 basis points for the third quarter and 120 basis points for the first nine months of fiscal 2012, primarily due to higher product input costs which more than offset favorable year-over-year standard currency exchange rates and product price increases. Selling and administrative expense as a percentage of revenues decreased 160 basis points for the third quarter and 220 basis points for the first nine months of fiscal 2012, as both demand creation expense and operating overhead grew at a slower rate than revenues.

Global Brand Divisions

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$27	$22	23%	22%	$85	$67	27%	20%
(Loss) before interest and taxes	(292)	(237)	23%		(826)	(703)	17%

Global Brand Divisions primarily represent NIKE Brand demand creation and operating overhead expenses that are centrally managed. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

For the third quarter of fiscal 2012, the increase in Global Brand Division expense was primarily due to an increase in spending around digital product initiatives and higher personnel costs. For the first nine months of fiscal 2012, the increase in Global Brand Division was primarily due to a higher level of investments in infrastructure for our Direct to Consumer operations, digital products and services as well as higher personnel costs.

NIKE, Inc.

Other Businesses

	Three Months Ended February 29 and 28,				Nine Months Ended February 29 and 28,
	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
	(dollars in millions)
Revenues	$753	$671	12%	12%	$2,199	$2,013	9%	8%
Earnings before interest and taxes	87	85	2%		230	253	-9%

Excluding the impact of currency changes, revenues for our Other Businesses increased 12% in the third quarter, reflecting growth across most businesses, led by double-digit growth at Converse. For the year-to-date period, revenues for Other Businesses increased 8%, driven by double-digit percentage growth at Converse, and a mid-single-digit growth at NIKE Golf and Umbro, which more than offset a mid-single-digit revenue decline at Hurley. Revenues for Cole Haan were flat for the third quarter and year-to-date period. The revenue growth at Converse was primarily driven by increased sales in the U.K. as we transitioned that market to direct distribution in the second half of fiscal 2011, as well as increased revenue in our China and North America businesses.

On a reported basis, EBIT for our Other Businesses increased 2% for the third quarter, as earnings growth at Converse was mostly offset by losses at Umbro, Hurley and to a lesser extent, Cole Haan. For the year-to-date period, EBIT fell 9%, as earnings growth at Converse was more than offset by losses at Umbro, Hurley, NIKE Golf and lower earnings at Cole Haan. The decline in earnings for these businesses was mostly driven by lower gross margins and higher selling and administrative expense.

Corporate

	Three Months Ended February 29 and 28,			Nine Months Ended February 29 and 28,
	2012	2011	% Change	2012	2011	% Change
	(dollars in millions)
Revenues	$(8)	$(17)	53%	$(17)	$(56)	70%
(Loss) before interest and taxes	(242)	(199)	22%	(645)	(598)	8%

Corporate consists largely of unallocated general and administrative expenses, which includes expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; foreign currency gains and losses; corporate eliminations and other items.

Foreign currency gains and losses reported in Corporate include foreign currency hedge results generated by our centrally managed foreign exchange risk management program, conversion gains and losses arising from re-measurement of monetary assets and liabilities denominated in non-functional currencies, and gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Other Businesses.

For the third quarter of fiscal 2012, the increase in Corporate expense of $43 million was driven by a $14 million increase in centrally managed operating overhead expense, a $14 million year-over-year decrease in foreign currency impacts, primarily attributable to the difference between actual foreign currency rates and standard rates assigned to NIKE Brand geographic operating segments and certain Other Businesses. Additionally a $12 million increase in performance-based compensation expense also contributed to the increase in Corporate expense.

For the first nine months of fiscal 2012, Corporate expense grew $47 million, primarily due to an increase of $42 million in performance-based compensation and a year-over-year net increase of $18 million from foreign currency impacts. These foreign currency impacts were comprised of a $68 million year-over-year increase in foreign currency net losses, resulting primarily from certain foreign currency hedges and the re-measurement of monetary assets and liabilities denominated in non-functional currencies, partially offset by a $50 million increase in foreign currency net gains on gross margin, driven by the difference between actual foreign currency rates and standard rates assigned to NIKE Brand geographic operating segments and certain Other Businesses. The above impacts were partially offset by a $23 million decrease in certain centrally managed operating overhead expenses.

NIKE, Inc.

Foreign Currency Exposures and Hedging Practices

Overview

As a global company with significant operations outside the United States, in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Foreign currency fluctuations affect the recording of transactions, such as external sales, purchases, and intercompany transactions denominated in non-functional currencies, and the translation of foreign currency denominated results of operations, financial position and cash flows into U.S. dollars. Our foreign currency exposures are due primarily to non-functional currency denominated transactions at wholly-owned NIKE entities, as well as translation of results denominated in currencies other than the U.S. dollar, such as the Euro and Chinese Renminbi.

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

Transactional exposures

We conduct business in various currencies and have significant transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•	Product Costs – NIKE’s product costs are exposed to fluctuations in foreign currencies in the following ways:

1.	Non-functional currency denominated product purchases:

a.	Certain NIKE entities purchase product from NIKE Trading Company (“NTC”), a wholly-owned centralized sourcing hub that buys NIKE branded products predominately in U.S. dollars from external factories. The NTC, whose functional currency is the U.S. dollar, sells the products to NIKE entities in their respective functional currencies, resulting in a foreign currency exposure for the NTC when selling to a NIKE entity with a different functional currency.

b.	Other NIKE entities purchase product directly from external factories in U.S. dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. dollar.

In both purchasing scenarios, a weaker U.S. dollar reduces the inventory cost incurred by NIKE whereas a stronger U.S. dollar increases its cost.

2.	Factory input costs: In January 2012, NIKE implemented a foreign currency adjustment program with certain factories. The program is designed to more efficiently manage foreign currency risk by assuming certain currency exposures from the factories that are natural offsets to the Company’s existing foreign currency exposures. Under this program, our payments to these factories are adjusted for rate fluctuations in the basket of currencies in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated (“factory currency exposure index”).

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, which varies by factory, the currency rate fluctuation affecting the product cost is recorded within inventories and is recognized in cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. dollar and the local or functional currency of the factory, are recognized as embedded derivatives and are recorded at fair value through other (income) expense, net. Refer to Note 11—Risk Management and Derivatives for additional detail.

As an offset to the impacts of the fluctuating U.S. dollar on NIKE’s non-functional currency denominated product purchases described above, a strengthening U.S. dollar against the foreign currencies within the factory currency exposure indices decreases NIKE’s U.S. dollar inventory cost. Conversely, a weakening U.S. dollar against the indexed foreign currencies increases NIKE’s inventory cost.

•

Non-Functional Currency Denominated External Sales – A portion of our Western Europe and Central & Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound, Polish Zloty), but are recognized at a subsidiary that uses the Euro as its functional currency, generating foreign currency exposure.

•	Other Costs – Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties and other intercompany charges, generate foreign currency risk to a lesser extent.

•

Non-Functional Currency Denominated Monetary Assets and Liabilities – Our global subsidiaries have various assets and liabilities, primarily receivables and payables, denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, which may create fluctuations in other (income) expense, net within our consolidated results of operations.

NIKE, Inc.

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including product cost exposures, non-functional currency denominated external sales and other costs described above. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product costs exposure as discussed below. As of February 29, 2012, there were outstanding currency forward contracts with maturities up to 27 months. The fair value of outstanding currency forward contracts at February 29, 2012 and May 31, 2011 was $103 million and $28 million in assets and $28 million and $136 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect consolidated earnings. The ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. Ineffectiveness was not material for the three and nine months ended February 29, 2012 or February 28, 2011.

Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and the embedded derivative contracts discussed above are not formally designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in fair value of these instruments are immediately recognized in other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged. The fair value of undesignated instruments was $26 million and $9 million in assets and $35 million and $17 million in liabilities at February 29, 2012 and May 31, 2011 respectively.

Refer to Note 5—Fair Value Measurements and Note 11 – Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded.

Translational exposures

Many of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets and operational results of these foreign currency denominated subsidiaries into U.S. dollars for consolidated reporting. The translation of foreign subsidiaries non-U.S. dollar denominated balance sheets into U.S. dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In preparing our consolidated statements of income, foreign exchange rate fluctuations impact our operating results as the revenues and expenses of our foreign operations are translated into U.S. dollars. In translation, a weaker U.S. dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a net translation benefit (detriment) of approximately $(31) million and $(38) million for the three months ended February 29, 2012 and February 28, 2011, respectively, and approximately $385 million and $(165) million for the nine months ended February 29, 2012 and February 28, 2011, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was immaterial for the three months ended February 29, 2012 and was a translation detriment of approximately $5 million for the three months ended February 28, 2011. For the nine months ended February 29, 2012 and February 28, 2011, the impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a benefit (detriment) of $86 million and $(41) million, respectively.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. dollar denominated securities at non-U.S. dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to partially, or entirely, hedge the variability of the forecasted future purchases and sales of these U.S. dollar investments. This has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at February 29, 2012 was $9 million in assets and $7 million in liabilities. At May 31, 2011, the fair value was $1 million in assets and $21 million in liabilities. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income) expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income) expense, net.

We estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net did not have a material impact on our income before income taxes for the three months ended February 29, 2012 and had a favorable impact on our income before income taxes of approximately $14 million for the nine months ended February 29, 2012.

NIKE, Inc.

Refer to Note 11—Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional quantitative detail.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. dollar, which could adversely impact the U.S. dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on net investments with the effect of preserving the value of future repatriated earnings. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion, which was not material for any period presented, is immediately recognized in earnings as a component of other (income) expense, net. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI; concurrent with settlement, we enter into new forward contracts at the current market rate. The fair value of outstanding net investment hedges at February 29, 2012 was $3 million in assets and $5 million in liabilities. At May 31, 2011, the fair value was $23 million in liabilities. Cash flows from net investment hedge settlements totaled $14 million and $(8) million for the nine month periods ended February 29, 2012 and February 28, 2011, respectively.

Liquidity and Capital Resources

Cash Flow Activity

Cash provided by operations was $925 million for the first nine months of fiscal 2012 compared to $970 million for the first nine months of fiscal 2011. Our primary source of operating cash flow for the first nine months of fiscal 2012 was net income of $1,674 million. Our working capital was a net cash outflow of $1,157 million for the year-to-date period ended February 29, 2012 as compared to $837 million for the year-to-date period ended February 28, 2011. Our investments in working capital increased primarily due to increased inventory levels. The dollar value of NIKE, Inc. and NIKE Brand inventories increased 32% versus the prior year. Approximately 20 percentage points of growth in NIKE Brand inventory was the result of significantly higher input costs, as well as changes in product mix. The remaining increase for NIKE Brand inventories was due to higher wholesale unit inventories, driven by strong demand and improved factory deliveries.

Cash provided by investing activities was $998 million during the first nine months of fiscal 2012, compared to a use of cash of $602 million for the same period in fiscal 2011. The year-over-year increase in cash provided by investing activities was primarily due to sales and maturities of short-term investments of $1,392 million (net of purchases) in the first nine months of fiscal 2012, compared to net purchases of short term investments of $282 million during the first nine months of fiscal 2011.

Cash used by financing activities was $1,870 million for the first nine months of fiscal 2012 compared to $1,338 million used in the first nine months of fiscal 2011. The increase in cash used by financing activities was primarily attributable to an increase in share repurchases and higher payments on our long-term debt for the first nine months of fiscal 2012 compared to the same period in fiscal 2011.

In the first nine months of fiscal 2012, we purchased 17.7 million shares of NIKE’s Class B common stock for $1,560 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors that commenced in December 2009 and as of the end of the third quarter of fiscal 2012, we have repurchased 48.1 million shares for approximately $3.9 billion under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Dividends declared per share of common stock for the third quarter of fiscal 2012 were $0.36, up 16% compared to $0.31 in the third quarter of fiscal 2011.

Capital Resources

On November 1, 2011, we entered into a credit agreement with a syndicate of banks which provides for up to approximately $1 billion of borrowings pursuant to a revolving credit facility with the option to increase borrowings to $1.5 billon with lender approval. The facility matures in November 2016, with a one year extension option prior to both the second and third anniversary of the closing date, provided extensions shall not extend beyond November 1, 2018. This facility replaces the prior $1 billion credit agreement which would have expired in December 2012. As of and for the quarter ended February 29, 2012, we had no amounts outstanding under the new revolving credit facility.

In December 2008, we filed a shelf registration statement with the Securities and Exchange Commission under which $760 million in debt securities may be issued. As of February 29, 2012, no debt securities had been issued under this shelf registration, which has now expired. We may issue debt securities under a new shelf registration in fiscal 2012 depending on general corporate needs.

NIKE, Inc.

We currently have long-term debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then outstanding borrowings or any future borrowings under the committed credit facility. Under this committed credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility, failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks, any borrowings would become immediately due and payable. As of February 29, 2012, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the quarter ended February 29, 2012, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2012 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

As of February 29, 2012, we had cash, cash equivalents and short term investments totaling $3.2 billion, of which $2.2 billion was held by our foreign subsidiaries. Cash equivalents and short term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short term investment portfolio is less than 120 days as of February 29, 2012.

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

We utilize a variety of tax planning and financing strategies in an effort to manage our worldwide cash and deploy funds to locations where they are needed. We routinely repatriate a portion of our foreign earnings for which U.S. taxes have previously been provided. We also indefinitely reinvest a significant portion of our foreign earnings and our current plans do not demonstrate a need to repatriate these earnings. Should we require additional capital in the United States, we may elect to repatriate indefinitely reinvested foreign funds or raise capital in the United States through the issuance of debt securities. If we were to repatriate indefinitely reinvested foreign funds, we would be required to accrue and pay additional United States taxes less applicable foreign tax credits. If we elect to raise capital in the United States through debt issuance, we would incur additional interest expense.

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

The total liability for uncertain tax positions was $257 million, excluding related interest and penalties, at February 29, 2012. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $63 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

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

NIKE, Inc.

Recently Issued Accounting Standards

In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance is effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, we do not anticipate the adoption will have an impact on our consolidated financial position or results of operations.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning June 1, 2012, with early adoption permitted. We do not expect the adoption will have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies will now be required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance also required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the requirement related to the presentation of reclassification adjustments. Both issuances on the presentation of comprehensive income are effective for us beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, we do not anticipate the adoption will have an impact on our consolidated financial position or results of operations.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2012.

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

Part II—Other Information

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended February 29, 2012 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
December 1—31, 2011	1,563,072	$95.88	1,563,072	$1,204
January 1—31, 2012	789,044	$99.34	789,044	$1,125
February 1—29, 2012	104,700	$103.52	104,700	$1,115

Total	2,456,816		2,456,816

Item 6.	Exhibits

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certificate of Chief Executive Officer.

32.2†	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

NIKE, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: April 6, 2012