Form 10-Q
period 2012-08-31
NIKE INC
filed 2012-10-09
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of August 31, 2012 were:

Class A	89,892,248
Class B	360,660,170

450,552,418

NIKE, INC.

FORM 10-Q

2 | Page

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	August 31, 2012	May 31, 2012
ASSETS
Current assets:
Cash and equivalents	$2,165	$2,317
Short-term investments (Note 5)	1,102	1,440
Accounts receivable, net	3,431	3,280
Inventories (Note 2)	3,411	3,350
Deferred income taxes (Note 6)	282	274
Prepaid expenses and other current assets (Notes 5 and 9)	745	870

Total current assets	11,136	11,531
Property, plant and equipment	5,359	5,244
Less accumulated depreciation	3,068	2,965

Property, plant and equipment, net	2,291	2,279
Identifiable intangible assets, net (Note 3)	536	535
Goodwill (Note 3)	202	201
Deferred income taxes and other assets (Notes 5, 6 and 9)	949	919

TOTAL ASSETS	$15,114	$15,465

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9	$49
Notes payable	129	108
Accounts payable	1,551	1,588
Accrued liabilities (Notes 4 and 9)	1,974	2,053
Income taxes payable (Note 6)	113	67

Total current liabilities	3,776	3,865
Long-term debt	226	228
Deferred income taxes and other liabilities (Notes 6 and 9)	1,065	991
Commitments and contingencies (Note 11)	—	—
Redeemable Preferred Stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 90 and 90 shares outstanding	—	—
Class B — 361 and 368 shares outstanding	3	3
Capital in excess of stated value	4,718	4,641
Accumulated other comprehensive income	111	149
Retained earnings	5,215	5,588

Total shareholders’ equity	10,047	10,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,114	$15,465

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

3 | Page

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended August 31,
(In millions, except per share data)	2012	2011
Revenues	$6,669	$6,081
Cost of sales	3,766	3,388

Gross profit	2,903	2,693
Demand creation expense	891	692
Operating overhead expense	1,262	1,131

Total selling and administrative expense	2,153	1,823
Interest (income) expense, net	(3)	—
Other (income) expense, net	(29)	18

Income before income taxes	782	852
Income tax expense (Note 6)	215	207

NET INCOME	$567	$645

Basic earnings per common share (Notes 8)	$1.25	$1.39

Diluted earnings per common share (Notes 8)	$1.23	$1.36

Dividends declared per common share	$0.36	$0.31

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

4 | Page

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended August 31,
(In millions)	2012	2011
Net income	$567	$645
Other comprehensive income (loss), net of tax:
Foreign currency translation and other (1)	24	13
Net gain (loss) on cash flow hedges (2)	(35)	(34)
Net gain (loss) on net investment hedges (3)	—	(6)
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments (4)	(27)	37

Total other comprehensive income (loss), net of tax	(38)	10

TOTAL COMPREHENSIVE INCOME	$529	$655

(1)	Net of tax benefit (expense) of $0 million, $(2) million, respectively.
(2)	Net of tax benefit (expense) of $5 million, $4 million, respectively.
(3)	Net of tax benefit (expense) of $0 million, $3 million, respectively.
(4)	Net of tax (benefit) expense of $(1) million, $(7) million, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

5 | Page

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended August 31,
(In millions)	2012	2011
Cash provided by operations:
Net income	$567	$645
Income charges (credits) not affecting cash:
Depreciation	104	86
Deferred income taxes	(17)	4
Stock-based compensation	37	25
Amortization and other	33	25
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(123)	(141)
(Increase) decrease in inventories	(17)	(398)
(Increase) decrease in prepaid expenses and other current assets	(63)	(59)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	14	(100)

Cash provided by operations	535	87
Cash provided by investing activities:
Purchases of short-term investments	(654)	(1,197)
Maturities of short-term investments	324	792
Sales of short-term investments	663	889
Additions to property, plant and equipment	(107)	(114)
Disposals of property, plant and equipment	—	1
(Decrease) increase in other assets, net of other liabilities	(5)	(32)
Settlement of net investment hedges	—	(22)

Cash provided by investing activities	221	317
Cash used by financing activities:
Reductions in long-term debt, including current portion	(42)	(132)
Increase (decrease) in notes payable	19	(18)
Proceeds from exercise of stock options and other stock issuances	39	147
Excess tax benefits from share-based payment arrangements	8	30
Repurchase of common stock	(766)	(626)
Dividends — common and preferred	(165)	(145)

Cash used by financing activities	(907)	(744)
Effect of exchange rate changes	(1)	(7)

Net decrease in cash and equivalents	(152)	(347)
Cash and equivalents, beginning of period	2,317	1,955

CASH AND EQUIVALENTS, END OF PERIOD	$2,165	$1,608

Supplemental disclosure of cash flow information:
Dividends declared and not paid	$162	$144

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

6 | Page

Notes to Consolidated Financial Statements

7 | Page

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2012 are not necessarily indicative of results to be expected for the entire year.

Recently Adopted Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance became effective for the Company beginning June 1, 2012. The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies will now be required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance also originally required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the requirement related to the presentation of reclassification adjustments. Both issuances on the presentation of comprehensive income are effective for the Company beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014, and early adoption is permitted. The Company does not anticipate the adoption will have an impact on its consolidated financial position or results of operations.

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

NOTE 2 — Inventories

Inventory balances of $3,411 million and $3,350 million at August 31, 2012 and May 31, 2012, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill

The following tables summarize the Company’s identifiable intangible assets and goodwill balances at August 31, 2012 and May 31, 2012:

	August 31, 2012			May 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$103	$(31)	$72	$99	$(29)	$70
Trademarks	42	(28)	14	41	(26)	15
Other	94	(31)	63	94	(30)	64

TOTAL	$239	$(90)	$149	$234	$(85)	$149
Unamortized intangible assets – Trademarks			387			386

IDENTIFIABLE INTANGIBLE ASSETS, NET			$536			$535

	August 31, 2012			May 31, 2012
(In millions)	Goodwill	Accumulated Impairment	Goodwill, net	Goodwill	Accumulated Impairment	Goodwill, net
Goodwill	$401	$(199)	$202	$400	$(199)	$201

The effect of foreign exchange fluctuations for the three month period ended August 31, 2012 increased both unamortized intangible assets and goodwill by approximately $1 million, respectively, resulting from the weakening of the U.S. Dollar in relation to the British Pound.

Amortization expense, which is included in selling and administrative expense, was $5 million for each of the three month periods ended August 31, 2012 and 2011. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2013 and each of the years ending May 31, 2014 through May 31, 2017 are as follows: remainder of 2013: $16 million; 2014: $19 million; 2015: $16 million; 2016: $15 million; 2017: $14 million.

All goodwill balances are included in the Company’s “Other Businesses” and “Businesses to be Divested” categories for segment reporting purposes.

8 | Page

NOTE 4 — Accrued Liabilities

Accrued liabilities included the following:

(In millions)	August 31, 2012	May 31, 2012
Compensation and benefits, excluding taxes	$471	$711
Endorsement compensation	268	294
Advertising and marketing	230	132
Taxes other than income taxes	228	179
Dividends payable	162	165
Import and logistics costs	145	133
Fair value of derivatives	58	55
Other(1)	412	384

TOTAL ACCRUED LIABILITIES	$1,974	$2,053

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at August 31, 2012 and May 31, 2012.

NOTE 5 — Fair Value Measurements

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2012 and May 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	August 31, 2012
	Fair Value Measurements Using			Assets / Liabilities at Fair Value	Balance Sheet Classification
(In millions)	Level 1	Level 2	Level 3
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$153	$—	$153	Other current assets and other long-term assets
Interest rate swap contracts	—	14	—	14	Other long-term assets

Total derivatives	—	167	—	167
Available-for-sale securities:
U.S. Treasury securities	519	—	—	519	Cash and equivalents
Commercial paper and bonds	—	243	—	243	Cash and equivalents
Money market funds	—	341	—	341	Cash and equivalents
U.S. Treasury securities	633	—	—	633	Short-term investments
U.S. Agency securities	—	229	—	229	Short-term investments
Commercial paper and bonds	—	240	—	240	Short-term investments
Non-marketable preferred stock	—	—	3	3	Other long-term assets

Total available-for-sale securities	1,152	1,053	3	2,208

TOTAL ASSETS	$1,152	$1,220	$3	$2,375

LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$58	$—	$58	Accrued liabilities and other long-term liabilities

TOTAL LIABILITIES	$—	$58	$—	$58

9 | Page

	May 31, 2012
	Fair Value Measurements Using			Assets / Liabilities at Fair Value	Balance Sheet Classification
(In millions)	Level 1	Level 2	Level 3
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$265	$—	$265	Other current assets and other long-term assets
Embedded derivatives	—	1	—	1	Other current assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets

Total derivatives	—	281	—	281
Available-for-sale securities:
U.S. Treasury securities	226	—	—	226	Cash and equivalents
U.S. Agency securities	—	254	—	254	Cash and equivalents
Commercial paper and bonds	—	159	—	159	Cash and equivalents
Money market funds	—	770	—	770	Cash and equivalents
U.S. Treasury securities	927	—	—	927	Short-term investments
U.S. Agency securities	—	230	—	230	Short-term investments
Commercial paper and bonds	—	283	—	283	Short-term investments
Non-marketable preferred stock	—	—	3	3	Other long-term assets

Total available-for-sale securities	1,153	1,696	3	2,852

TOTAL ASSETS	$1,153	$1,977	$3	$3,133

LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$55	$—	$55	Accrued liabilities and other long-term liabilities

TOTAL LIABILITIES	$—	$55	$—	$55

Derivative financial instruments include foreign exchange forwards, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at August 31, 2012 or May 31, 2012. Refer to Note 9 — Risk Management and Derivatives for additional detail.

Available-for-sale securities are comprised of investments in U.S. Treasury and agency securities, money market funds, and corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).

The Company’s Level 3 assets are comprised of investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2012 and the year ended May 31, 2012.

No transfers among the levels within the fair value hierarchy occurred during the three months ended August 31, 2012 and the year ended May 31, 2012.

As of August 31, 2012 and May 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments

As of August 31, 2012 and May 31, 2012, short-term investments consisted of available-for-sale securities. As of August 31, 2012, the Company held $803 million of available-for-sale securities with maturity dates within one year from purchase date and $299 million with maturity dates over one year and less than five years from purchase date within short-term investments. As of May 31, 2012, the Company held $1,129 million of available-for-sale securities with maturity dates within one year from purchase date and $311 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

(In millions)	August 31, 2012	May 31, 2012
Available-for-sale investments:
U.S. treasury and agencies	$862	$1,157
Commercial paper and bonds	240	283

TOTAL AVAILABLE-FOR-SALE INVESTMENTS	$1,102	$1,440

Interest income related to cash and equivalents and short-term investments included within interest (income) expense, net was $8 million for each of the three month periods ended August 31, 2012 and 2011, respectively.

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $240 million at August 31, 2012 and $283 million at May 31, 2012.

The carrying amounts reflected in the unaudited condensed consolidated balance sheet for notes payable approximate fair value.

NOTE 6 — Income Taxes

The effective tax rate was 27.5% and 24.3% for the three months ended August 31, 2012 and 2011, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in earnings from countries with higher effective tax rates, particularly the United States, as well as a higher effective rate on international operations. The effective tax rate was also impacted by changes in uncertain tax positions.

As of August 31, 2012, total gross unrecognized tax benefits, excluding related interest and penalties, were $310 million, $168 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2012, total gross unrecognized tax benefits, excluding interest and penalties, were $285 million, $150 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $8 million during the three months ended August 31, 2012. As of August 31, 2012, accrued interest and penalties related to uncertain tax positions was $116 million (excluding federal benefit).

10 | Page

The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2010, and is currently under examination by the Internal Revenue Service (“IRS”) for the fiscal 2011 and 2012 tax years. The Company’s major foreign jurisdictions, China, the Netherlands, and Brazil have concluded substantially all income tax matters through calendar 2001, fiscal 2006, and calendar 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $63 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NOTE 7 — Stock-Based Compensation

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended August 31,
(In millions)	2012	2011
Stock options(1)	$26	$18
ESPPs	4	3
Restricted stock	7	4

TOTAL STOCK-BASED COMPENSATION EXPENSE	$37	$25

(1)	Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $4 million for each of the three month periods ended August 31, 2012 and 2011.

As of August 31, 2012, the Company had $293 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 3.0 years.

The weighted average fair value per share of the options granted during the three months ended August 31, 2012 and 2011, as computed using the Black-Scholes pricing model, was $25.45, and $22.11, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2012	2011
Dividend yield	1.5%	1.4%
Expected volatility	35.0%	29.4%
Weighted average expected life (in years)	5.3	5.0
Risk-free interest rate	0.6%	1.5%

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

NOTE 8 — Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 13.6 million and 6.8 million shares of common stock were outstanding as of August 31, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2012	2011
Determination of shares:
Weighted average common shares outstanding	452.8	465.0
Assumed conversion of dilutive stock options and awards	8.6	9.3

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	461.4	474.3

Basic earnings per common share	$1.25	$1.39

Diluted earnings per common share	$1.23	$1.36

NOTE 9 — Risk Management and Derivatives

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

11 | Page

The majority of derivatives outstanding as of August 31, 2012 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2012 was approximately $7 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of August 31, 2012 and May 31, 2012:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	August 31, 2012	May 31, 2012	Balance Sheet Location	August 31, 2012	May 31, 2012
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$109	$203	Accrued liabilities	$39	$35
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	5	7	Deferred income taxes and other long-term liabilities	—	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	14	15	Deferred income taxes and other long-term liabilities	—	—

Total derivatives formally designated as hedging instruments		128	225		39	35

Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	39	55	Accrued liabilities	19	20
Embedded derivatives	Prepaid expenses and other current assets	—	1	Accrued liabilities	—	—

Total derivatives not designated as hedging instruments		39	56		19	20

TOTAL DERIVATIVES		$167	$281		$58	$55

The following tables present the amounts affecting the consolidated statements of income for the three months ended August 31, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income (1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Three Months Ended August 31,
(In millions)	2012	2011		2012	2011
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(9)	$21	Revenue	$(14)	$7
Foreign exchange forwards and options	(24)	(43)	Cost of sales	32	(39)
Foreign exchange forwards and options	1	(2)	Selling and administrative expense	—	(1)
Foreign exchange forwards and options	(8)	(14)	Other (income) expense, net	8	(11)

Total designated cash flow hedges	$(40)	$(38)		$26	$(44)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$(9)	Other (income) expense, net	$—	$—

(1)	For the three months ended August 31, 2012 and 2011, the amounts recorded in other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring, were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,

(In millions)	2012	2011
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$2	$2	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(29)	(23)	Other (income) expense, net

(1)	All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 4 — Accrued Liabilities for derivative instruments recorded in accrued liabilities, and Note 5 — Fair Value Measurements for a description of how the above financial instruments are valued.

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

12 | Page

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

The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three months ended August 31, 2012 and 2011.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the three months ended August 31, 2012 and 2011, the amounts recorded in other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.

As of August 31, 2012, $112 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2012, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 21 months.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of August 31, 2012, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three months ended August 31, 2012 or 2011.

Net Investment Hedges

The Company also hedges the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three months ended August 31, 2012 or 2011.

Embedded Derivatives

As described above, for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory, an embedded derivative is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivatives are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other (income) expense, net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At August 31, 2012, the notional amount of embedded derivatives was approximately $136 million. For the three months ended August 31, 2012, an immaterial amount was recorded within other (income) expense, net related to embedded derivatives. There were no amounts recognized in other (income) expense, net for the three months ended August 31, 2011.

13 | Page

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

The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2012, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of derivative instruments with credit risk related contingent features that were in a net liability position was $23 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Operating Segments

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

The Company’s “Other” category is broken into three components for presentation purposes to align with the way management views the Company. The “Global Brand Divisions” category primarily represents NIKE Brand licensing businesses that are not part of a geographic operating segment, demand creation and operating overhead expenses that are centrally managed for the NIKE Brand, and costs associated with product development and supply chain operations. The “Other Businesses” category consists of the activities of Converse Inc., Hurley International LLC, and NIKE Golf. On May 31, 2012, the Company announced its intention to divest the Cole Haan and Umbro businesses. The “Businesses to be Divested” category consists of these businesses along with the costs for executing these divestitures. Activities represented in the “Other” category are considered immaterial for individual disclosure.

Corporate consists of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; corporate eliminations and other items.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents net income before interest (income) expense, net and income taxes in the consolidated statements of income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.

As part of the Company’s centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and certain Other Businesses. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company’s centrally managed foreign exchange risk management program and other conversion gains and losses.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.

14 | Page

	Three Months Ended August 31,
(In millions)	2012	2011
REVENUE
North America	$2,706	$2,200
Western Europe	1,167	1,228
Central & Eastern Europe	342	334
Greater China	572	528
Japan	183	194
Emerging Markets	867	800
Global Brand Divisions	27	32

Total NIKE Brand	5,864	5,316
Other Businesses	635	585
Businesses to be Divested	195	188
Corporate	(25)	(8)

TOTAL NIKE CONSOLIDATED REVENUES	$6,669	$6,081

EARNINGS BEFORE INTEREST AND TAXES
North America	$630	$539
Western Europe	214	223
Central & Eastern Europe	61	70
Greater China	164	171
Japan	24	34
Emerging Markets	223	190
Global Brand Divisions	(375)	(266)

Total NIKE Brand	941	961
Other Businesses	121	104
Businesses to be Divested	(18)	(18)
Corporate	(265)	(195)

Total NIKE Consolidated Earnings Before Interest and Taxes	779	852
Interest (income) expense, net	(3)	—

TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$782	$852

15 | Page

	August 31,	May 31,
(In millions)	2012	2012
ACCOUNTS RECEIVABLE, NET
North America	$1,238	$1,149
Western Europe	518	420
Central & Eastern Europe	326	261
Greater China	195	221
Japan	99	152
Emerging Markets	514	476
Global Brand Divisions	14	30

Total NIKE Brand	2,904	2,709
Other Businesses	363	401
Businesses to be Divested	139	148
Corporate	25	22

TOTAL ACCOUNTS RECEIVABLE, NET	$3,431	$3,280

INVENTORIES
North America	$1,267	$1,272
Western Europe	485	488
Central & Eastern Europe	134	180
Greater China	237	217
Japan	97	83
Emerging Markets	594	521
Global Brand Divisions	36	35

Total NIKE Brand	2,850	2,796
Other Businesses	337	384
Businesses to be Divested	148	127
Corporate	76	43

TOTAL INVENTORIES	$3,411	$3,350

PROPERTY, PLANT AND EQUIPMENT, NET
North America	$380	$378
Western Europe	314	314
Central & Eastern Europe	33	30
Greater China	191	191
Japan	356	359
Emerging Markets	67	59
Global Brand Divisions	215	205

Total NIKE Brand	1,556	1,536
Other Businesses	75	76
Businesses to be Divested	67	70
Corporate	593	597

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,291	$2,279

NOTE 11 — Commitments and Contingencies

At August 31, 2012, the Company had letters of credit outstanding totaling $124 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

16 | Page

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the first quarter of fiscal 2013, our revenues increased 10% to $6.7 billion; excluding the impact of exchange rate changes, revenues would have grown 15%. We delivered net income of $567 million and diluted earnings per share of $1.23, 12% and 10% below the first quarter of fiscal 2012, respectively.

Income before income taxes decreased 8% compared to the first quarter of the prior year due to planned increases in selling and administrative expense and a lower gross margin, which more than offset the increase in revenues. The increase in selling and administrative expense was driven by higher demand creation spending around the Olympics and European Football Championships, as well as marketing support for key product initiatives, such as our digital and NFL products. The decline in gross margin was primarily driven by higher product input costs, including materials and labor, as well as a shift in mix to businesses with lower gross margins, more than offsetting the positive impact of higher product selling prices. On a currency neutral basis, we delivered revenue growth in all NIKE Brand geographies except Japan and across all product types and categories. Brand strength, innovative products and strong category retail presentations continue to fuel the demand for our NIKE Brand products. Revenue from our Other Businesses also grew, reflecting growth in every business, led by Converse.

Our first quarter net income and diluted earnings per share were impacted by a year-on-year increase in our effective tax rate, but diluted earnings per share benefited from a decline in the weighted average number of diluted common shares outstanding, primarily driven by our share repurchase program.

As part of our long-term growth strategy, we continually evaluate our existing portfolio of businesses to ensure the Company is investing in those businesses that are accretive to the NIKE Brand, and with the greatest potential to deliver profitable growth and high returns on capital. During the fourth quarter of fiscal 2012, we announced our intention to divest the Cole Haan and Umbro businesses, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. Excluding the results of the Cole Haan and Umbro businesses, our net income would have been $586 million and diluted earnings per share would have been $1.27, 11% and 9% below the first quarter of fiscal 2012, respectively (See Reconciliation of Net Income and Diluted Earnings Per Share Excluding Businesses to be Divested below).

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2012	2011	% Change
Revenues	$6,669	$6,081	10%
Cost of sales	3,766	3,388	11%
Gross profit	2,903	2,693	8%
Gross margin %	43.5%	44.3%
Demand creation expense	891	692	29%
Operating overhead expense	1,262	1,131	12%

Total selling and administrative expense	2,153	1,823	18%
% of Revenues	32.3%	30.0%
Income before income taxes	782	852	-8%
Net income	567	645	-12%
Diluted earnings per share	1.23	1.36	-10%

Reconciliation of Net Income and Diluted Earnings Per Share Excluding Businesses to be Divested(1)

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2012	2011	% Change
Net income, as reported	$567	$645	-12%
Subtract: Net Loss from Businesses to be Divested[2]	(19)	(15)	27%

Net income, excluding Businesses to be Divested	$586	$660	-11%
Diluted EPS, as reported	$1.23	$1.36	-10%
Subtract: Net Loss from Businesses to be Divested[2]	(0.04)	(0.03)	33%

Diluted EPS, excluding Businesses to be Divested	$1.27	$1.39	-9%
Diluted weighted average common shares outstanding	461.4	474.3

(1)	This schedule is intended to satisfy the quantitative reconciliation for non-GAAP financial measures in accordance with Regulation G of the Securities and Exchange Commission. In addition, this information is provided to enhance the visibility of the underlying business trends relating to the Company’s on-going operations by excluding the results relating to the businesses the Company intends to divest.
(2)	Net loss from Businesses to be Divested represent the operating results for Cole Haan and Umbro, along with the costs for executing these divestitures.

17 | Page

Consolidated Operating Results

Revenues

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes (1)
NIKE Brand Revenues by:
Footwear	$3,690	$3,339	11%	16%
Apparel	1,761	1,602	10%	15%
Equipment	386	343	13%	17%
Global Brand Divisions	27	32	-16%	-7%

Total NIKE Brand	$5,864	$5,316	10%	16%
Other Businesses	635	585	9%	9%
Businesses to be Divested	195	188	4%	6%
Corporate(2)	(25)	(8)	—	—

TOTAL NIKE, INC. REVENUES	$6,669	$6,081	10%	15%

Supplemental NIKE Brand Revenues Details by:
Sales to Wholesale Customers	$4,740	$4,375	8%	14%
Sales Direct to Consumer	1,097	909	21%	24%
Global Brand Divisions	27	32	-16%	-7%

TOTAL NIKE BRAND REVENUES	$5,864	$5,316	10%	16%

(1)	Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.
(2)	Corporate revenues primarily consist of intercompany revenue eliminations and foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses through our centrally managed foreign exchange risk management program.

On a currency neutral basis, revenues for NIKE, Inc. grew 15% for the first quarter of fiscal 2013, driven by increases in revenues for the NIKE Brand, our Other Businesses and Businesses to be Divested. Excluding the effects of changes in currency exchange rates, revenues for the NIKE Brand increased 16%, as every NIKE Brand geography except Japan delivered higher revenues for the first quarter. North America contributed approximately 10 percentage points to the NIKE Brand revenue increase, while the Emerging Markets and Western Europe geographies contributed approximately 3 and 1 percentage points, respectively. Revenues for our Other Businesses grew 9% during the first quarter, while revenues for our Businesses to be Divested grew 6%.

Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue increased 16% and 15%, respectively, while NIKE Brand equipment revenues increased 17% during the first quarter of fiscal 2013. Continuing to fuel the growth of our NIKE Brand footwear business was the increased demand for performance products, notably those utilizing our NIKE Lunar and FREE technologies. The increase in NIKE Brand footwear revenue for the first quarter was the result of high-single-digit percentage growth in unit sales and mid-single-digit percentage growth in average selling price per pair, reflecting the impact of product price increases, partially offset by a shift in product mix and geographical mix of sales. The overall increase in footwear revenues was driven by growth across all key categories, notably Running, Basketball and Sportswear. For NIKE Brand apparel, the increase in revenue for the first quarter was driven by double-digit percentage growth in average selling prices along with mid-single-digit percentage growth in unit sales. The increase in average selling prices was primarily driven by product price increases and more favorable sales mix of higher price point products. The overall increase in apparel revenues was reflective of increased demand across most key categories.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to see growth in revenue through our Direct to Consumer channels, which include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For the first quarter of 2013, Direct to Consumer channels represented approximately 19% of our total NIKE Brand revenues compared to 17% in fiscal 2012. On a currency neutral basis, Direct to Consumer revenues grew 24% for the first quarter, as comparable store sales grew 15% and we continue to expand our store network and e-commerce business. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year.

Revenues for our Other Businesses consist of results from Converse, Hurley and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased by 9% in the first quarter of fiscal 2013, reflecting growth across all businesses.

Revenues for Businesses to be Divested consist of results from Cole Haan and Umbro. Revenues for these businesses grew 6% for the first quarter, as revenue growth at Cole Haan more than offset lower revenues at Umbro.

Futures Orders

Futures orders for NIKE Brand footwear and apparel scheduled for delivery from September 2012 through January 2013 were 6% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 8%, as unit orders contributed approximately 5 percentage points of the growth and average selling price per unit contributed approximately 3 percentage points.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	13%	13%
Western Europe	-1%	6%
Central & Eastern Europe	4%	7%
Greater China	-5%	-6%
Japan	5%	7%
Emerging Markets	9%	14%

TOTAL NIKE BRAND FUTURES ORDERS	6%	8%

18 | Page

(1)	Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, the mix of orders which can shift between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses and Businesses to be Divested.

Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change
Gross Profit	$2,903	$2,693	8%
Gross Margin %	43.5%	44.3%	(80	)bps

For the first quarter of fiscal 2013, our consolidated gross margin was 80 basis points lower than the prior year period, primarily driven by higher product input costs, including materials and labor, as well as a shift in the geographical mix of our business, as a larger percentage of our sales were generated in North America where products generally carry a lower gross margin. Also contributing to the decrease in gross margin were higher royalties paid to third parties and a lower mix of licensee revenues within the Converse business. Together, these factors decreased consolidated gross margin by more than 400 basis points. Largely offsetting this decrease were positive impacts from product price increases, favorable impacts from fewer close-out sales, the growth of our NIKE Brand Direct to Consumer business, and benefits from our ongoing product cost reduction initiatives.

Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change
Demand creation expense (1)	$891	$692	29%
Operating overhead expense	1,262	1,131	12%

Selling and administrative expense	$2,153	$1,823	18%
% of Revenues	32.3%	30.0%	230 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 29% compared to the first quarter of the prior year, driven by a higher level of brand event spending around the Olympics and European Football Championships, as well as an increase in marketing support for key product initiatives, including our digital sport and NFL products. For the first quarter of fiscal 2013, changes in currency exchange rates decreased the growth of demand creation expense by approximately 5 percentage points.

For the first quarter of fiscal 2013, operating overhead expense increased 12%, primarily attributable to higher personnel costs to support the growth of our overall business as well as increased investments in our Direct to Consumer operations. For the first quarter, changes in currency exchange rates decreased the growth of operating overhead expense by approximately 3 percentage points.

Other (Income) Expense, net

	Three Months Ended August 31,
(Dollars in millions)	2012	2011
Other (income) expense, net	$(29)	$18

Other (income) expense, net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.

Other (income) expense, net for the first quarter of fiscal 2013 increased $47 million compared to the prior year. This change was primarily driven by a $36 million change in foreign currency net losses in the prior year to net gains in the current year. Also contributing to the increase in other (income) expense, net were certain net gains related to non-operating items.

For the first quarter of fiscal 2013, we estimate that the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net decreased the year-over-year growth of our income before income taxes by approximately $28 million.

Income Taxes

	Three Months Ended August 31,
	2012	2011	% Change
Effective tax rate	27.5%	24.3%	320bps

Our effective tax rate for the first quarter of fiscal 2013 was 320 basis points higher than the effective tax rate for the first quarter of fiscal 2012. The increase in our effective tax rate was primarily driven by an increase in earnings from countries with higher effective tax rates, particularly the United States, as well as a higher effective rate on international operations. The effective tax rate was also impacted by changes in uncertain tax positions.

19 | Page

Operating Segments

Reportable operating segments are based on our internal geographic organization. Each of the NIKE Brand geographies operate predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.

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

The breakdown of revenues follows:

	Three Months Ended August 31,
(Dollars in millions)	2012	2011(1)	% Change	% Change Excluding Currency Changes (2)
North America	$2,706	$2,200	23%	23%
Western Europe	1,167	1,228	-5%	6%
Central & Eastern Europe	342	334	2%	16%
Greater China	572	528	8%	7%
Japan	183	194	-6%	-7%
Emerging Markets	867	800	8%	22%
Global Brand Divisions	27	32	-16%	-7%

Total NIKE Brand Revenues	5,864	5,316	10%	16%
Other Businesses	635	585	9%	9%
Businesses to be Divested	195	188	4%	6%
Corporate (3)	(25)	(8)	—	—

TOTAL NIKE, INC. REVENUES	$6,669	$6,081	10%	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.
(2)	Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.
(3)	Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses but managed through our central foreign exchange risk management program.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest (income) expense, net and income taxes in the consolidated statements of income. As discussed in Note 10 — Operating Segments in the accompanying Notes to the Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2012	2011(1)	% Change
North America	$630	$539	17%
Western Europe	214	223	-4%
Central & Eastern Europe	61	70	-13%
Greater China	164	171	-4%
Japan	24	34	-29%
Emerging Markets	223	190	17%
Global Brand Divisions	(375)	(266)	-41%

Total NIKE Brand	941	961	-2%
Other Businesses	121	104	16%
Businesses to be Divested	(18)	(18)	0%
Corporate	(265)	(195)	-36%

TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$779	$852	-9%

Interest (income) expense, net	(3)	—	—

TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$782	$852	-8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

20 | Page

North America

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,732	$1,444	20%	20%
Apparel	795	632	26%	26%
Equipment	179	124	44%	44%

TOTAL REVENUES	$2,706	$2,200	23%	23%

Revenues by:
Sales to Wholesale Customers	$2,012	$1,636	23%	23%
Sales Direct to Consumer	694	564	23%	23%

TOTAL REVENUES	$2,706	$2,200	23%	23%

EARNINGS BEFORE INTEREST AND TAXES	$630	$539	17%

For the first quarter of fiscal 2013, revenues for North America grew 23% on both a reported and constant currency basis, driven by growth in both wholesale and Direct to Consumer revenues. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers, driving demand for NIKE Brand products across all seven key categories. North America’s Direct to Consumer revenues grew 23% for the first quarter, fueled by 18% growth in comparable store sales.

For the first quarter, footwear revenue in North America grew 20%, driven by an increase in both unit sales and average selling prices. Unit sales rose at a double-digit rate while average selling price per pair grew at a high-single-digit rate, reflective of product price increases and more favorable product mix. The overall increase in footwear revenues was driven by growth in all key categories, most notably Running, Basketball and Sportswear.

Compared to the prior year, apparel revenue for North America increased 26%, primarily driven by double-digit percentage growth in average selling price per unit and a mid-single-digit percentage growth in unit sales. The increase in average selling price per unit was reflective of product price increases and a greater mix of higher price point products. The overall increase in apparel revenues was driven by double-digit percentage growth across most key categories, most significantly Men’s Training, reflecting strong demand for NFL products.

For the first quarter of fiscal 2013, North America EBIT grew 17%, as revenue growth and improved gross margin were partially offset by an increase in selling and administrative expense, driven by higher demand creation expense around key product initiatives and the Olympics. Gross margin increased 20 basis points during the first quarter, as the favorable impacts from product price increases and product mix more than offset higher product input costs and higher royalties paid to third parties.

Western Europe

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$714	$731	-2%	10%
Apparel	382	416	-8%	2%
Equipment	71	81	-12%	-4%

TOTAL REVENUES	$1,167	$1,228	-5%	6%

Revenues by:
Sales to Wholesale Customers	$998	$1,070	-7%	5%
Sales Direct to Consumer	169	158	7%	19%

TOTAL REVENUES	$1,167	$1,228	-5%	6%

EARNINGS BEFORE INTEREST AND TAXES	$214	$223	-4%

On a currency neutral basis, revenues for Western Europe grew 6% for the first quarter of fiscal 2013, as most territories reported revenue growth, which more than offset revenue declines in Italy and Iberia. Revenues for the United Kingdom & Ireland, the largest market in Western Europe, grew 12% for the first quarter. Western Europe’s Direct to Consumer revenues grew 19% for the first quarter primarily driven by an increase in comparable store sales.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 10% for the first quarter, primarily driven by a mid-single-digit percentage growth in unit sales and a low-single-digit growth in average selling price per pair, primarily reflective of product price increases, partially offset by higher discounts on in-line sales. The overall increase in footwear revenues was driven by growth in Running, Sportswear and Basketball.

Excluding changes in currency exchange rates, apparel revenue in Western Europe increased 2% for the first quarter. The year-over-year change was driven by an increase in average selling price per unit, reflective of higher product prices, partially offset by higher discounts on in-line and close-out sales. Unit sales remained flat for the first quarter. The overall increase in apparel revenues was driven by growth in Football (Soccer) and Running, which more than offset a decline in Sportswear.

On a reported basis, revenues for Western Europe decreased 5% while EBIT fell 4%. The decline in EBIT was primarily the result of lower revenues and higher selling and administrative expense, which more than offset an improvement in gross margin. Selling and administrative expense as a percentage of revenues increased 230 basis points, mainly due to an increased level of demand creation spending around the Olympics and European Football Championships. Gross margin increased 240 basis points as the favorable impact of changes in standard currency exchange rates and product price increases more than offset higher product input costs and higher discounts on in-line and close-out product sales.

21 | Page

Central & Eastern Europe

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$178	$180	-1%	12%
Apparel	134	123	9%	22%
Equipment	30	31	-3%	11%

TOTAL REVENUES	$342	$334	2%	16%

EARNINGS BEFORE INTEREST AND TAXES	$61	$70	-13%

Excluding changes in currency exchange rates, revenues for Central & Eastern Europe increased 16% for the first quarter of fiscal 2013, driven by growth across most territories, including double-digit growth in Russia and Turkey, which more than offset lower revenues in Greece.

Excluding changes in currency exchange rates, Central & Eastern Europe’s footwear revenue grew 12%, primarily driven by double-digit percentage growth in unit sales and a low-single-digit percentage increase in average selling price per pair. The increase in average selling price per pair was reflective of product price increases which more than offset the negative impact of higher discounts on in-line and close-out sales. The overall increase in footwear revenues was driven by growth across most key categories, most notably Running and Football (Soccer). Sales for Sportswear remained flat for the first quarter.

Excluding changes in currency exchange rates, Central & Eastern Europe’s apparel revenues grew 22%, mainly driven by double-digit percentage growth in unit sales and a low-single-digit percentage increase in average selling price per pair, reflective of product price increases partially offset by the negative impact of higher discounts on in-line and close-out sales. The overall increase in apparel revenues was primarily driven by growth in Football (Soccer) and Sportswear.

On a reported basis, revenues for Central & Eastern Europe increased 2% while EBIT fell 13%. The decline in EBIT was primarily the result of higher selling and administrative expense, which more than offset an improvement in gross margin. Selling and administrative expense as a percentage of revenues increased 400 basis points, mainly due to an increased level of demand creation spending around the Olympics and European Football Championships. Gross margin increased 90 basis points as the favorable impact from product price increases and changes in standard currency exchange rates more than offset higher product input costs and higher discounts on in-line and close-out product sales.

Greater China

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$356	$314	13%	12%
Apparel	178	177	1%	-1%
Equipment	38	37	3%	0%

TOTAL REVENUES	$572	$528	8%	7%

EARNINGS BEFORE INTEREST AND TAXES	$164	$171	-4%

Excluding changes in currency exchange rates, Greater China revenues increased 7% for the first quarter of fiscal 2013, driven by continued expansion in the number of both NIKE mono-branded stores owned by our wholesale customers and NIKE owned stores, as well as higher comparable store sales.

Excluding changes in currency exchange rates, Greater China footwear revenue grew 12% for the first quarter, primarily driven by high-single-digit percentage growth in average unit price per pair and a low-single-digit growth in unit sales. The increase in average unit price per pair was reflective of product price increases. The overall increase in footwear revenues was reflective of double-digit percentage growth across most key categories, most notably Running and Basketball.

Excluding changes in currency exchange rates, apparel revenues for Greater China declined 1% for the first quarter. The decrease in apparel revenues was driven by a decline in unit sales, partially offset by an increase in the average selling price per unit, reflective of product price increases. The increase in average selling price per unit was partially offset by higher discounts on in-line products to accelerate the sales of slower moving apparel inventories.

On a reported basis, revenues for Greater China increased 8% for the first quarter, while EBIT fell 4%, primarily driven by an increase in selling and administrative expense as a percentage of revenues. Selling and administrative expense as a percentage of revenues increased 510 basis points for the first quarter, primarily driven by higher demand creation expense around the Olympics and increased investments in our wholesale and Direct to Consumer operations. Gross margin remained relatively flat for the first quarter.

Japan

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$106	$103	3%	1%
Apparel	61	72	-15%	-15%
Equipment	16	19	-16%	-17%

TOTAL REVENUES	$183	$194	-6%	-7%

EARNINGS BEFORE INTEREST AND TAXES	$24	$34	-29%

22 | Page

On a currency neutral basis, total revenue for Japan decreased 7% for the first quarter of fiscal 2013 primarily driven by lower close-out sales compared to the same period in the prior year. This decrease was reflective of declines in Sportswear and Men’s Training which more than offset the growth in Running.

On a reported basis, revenues for Japan decreased 6% while EBIT declined 29% as a result of higher selling and administrative expenses and a lower gross margin. The increase in selling and administrative expense was primarily driven by higher demand creation expense around the Olympics. The decrease in Japan’s gross margin was due to higher product input costs and discounts on in-line products, which more than offset the favorable impact from the year-over-year change in standard currency rates and a lower mix of close-out sales.

Emerging Markets

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$604	$567	7%	20%
Apparel	211	182	16%	29%
Equipment	52	51	2%	16%

TOTAL REVENUES	$867	$800	8%	22%

EARNINGS BEFORE INTEREST AND TAXES	$223	$190	17%

Excluding the changes in currency exchange rates, revenues for the Emerging Markets increased 22% for the first quarter of fiscal 2013 as all territories in the geography reported double-digit revenue growth, led by Brazil, Argentina, Korea and Mexico.

For the first quarter, revenue growth for both footwear and apparel in the Emerging Markets was driven by double-digit percentage growth in unit sales and single-digit percentage growth in average selling price per unit, primarily reflective of product price increases, partially offset by a higher mix of close-out sales. The overall increase in Emerging Markets’ footwear and apparel revenues was driven by strong demand in nearly all key categories, led by Running, Football (Soccer) and Sportswear.

On a reported basis, revenues for Emerging Markets increased 8% while EBIT grew 17% driven by an improvement in gross margin. Gross margin increased 180 basis points for the first quarter, primarily due to the favorable impact from product price increases and changes in standard currency exchange rates which more than offset higher product input costs and a higher mix of close-out product sales. Selling and administrative expense as a percentage of revenues remained relatively flat for the first quarter.

Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues	$27	$32	-16%	-7%
(Loss) Before Interest and Taxes	(375)	(266)	-41%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

For the first quarter of fiscal 2013, Global Brand Divisions’ loss before interest and taxes increased $109 million, primarily driven by a higher level of brand event spending around the Olympics and European Football Championships, as well as increased investments and marketing support for our digital business.

Other Businesses

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues	$635	$585	9%	9%
Earnings Before Interest and Taxes	121	104	16%

Our Other Businesses are comprised of Converse, Hurley and NIKE Golf.

Revenues for our Other Businesses increased 9% in the first quarter, reflecting growth across all businesses, led by double-digit growth at Converse. The revenue growth at Converse was primarily driven by increased sales in the United Kingdom, as well as increased revenue in our North America and China businesses.

On a reported basis, EBIT for our Other Businesses increased 16% for the first quarter, driven by earnings growth at Converse and improved profitability at both NIKE Golf and Hurley. The increase in profitability of both NIKE Golf and Hurley was primarily driven by an improvement in gross margins.

23 | Page

Businesses to be Divested

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes
Revenues	$195	$188	4%	6%
(Loss) Before Interest and Taxes	(18)	(18)	0%

The results for Businesses to be Divested represent the operating results for Cole Haan and Umbro, which we intend to divest, along with the costs for executing these divestitures.

On a currency neutral basis, revenues for our Businesses to be Divested grew 6% for the first quarter, as revenue growth at Cole Haan more than offset lower revenues at Umbro.

EBIT for Businesses to be Divested remained flat for the first quarter as the improvement in Cole Haan’s profitability was offset by losses at Umbro and costs incurred to date to execute the divestitures of these businesses.

We are continuing the process of preparing these businesses for sale and identifying suitable buyers. Although we are unable to estimate the ultimate gains or losses on the sale of these businesses at this time, we anticipate we will in the future incur certain non-cash charges related to the divestiture of Umbro. Upon the sale of the business, or when the ultimate selling price becomes estimable, we expect to incur non-cash charges to liquidate certain balance sheet accounts, most significantly the cumulative translation adjustment and deferred tax assets related to Umbro. At August 31, 2012, the pre-tax cumulative translation adjustment was $155 million or $100 million after tax, and the deferred tax asset was $32 million. We may also incur other cash and non-cash charges related to the divestiture of the Cole Haan and Umbro businesses.

Corporate

	Three Months Ended August 31,
(Dollars in millions)	2012	2011	% Change
Revenues	$(25)	$(8)	—
(Loss) Before Interest and Taxes	(265)	(195)	36%

Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; corporate eliminations; and other items.

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

For the first quarter of fiscal 2013, Corporate’s loss grew $70 million, mainly due to a year-over-year net increase of $34 million from foreign currency impacts and an increase in corporate overhead expense of $25 million. The foreign currency impacts were driven by the differences between actual foreign currency rates and standard rates assigned to NIKE Brand geographic operating segments and Other Businesses. This increase was partially offset by net gains arising from certain Euro/U.S. Dollar foreign currency hedges and the re-measurement of monetary assets and liabilities in various non-functional currencies.

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

24 | Page

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within inventories and is recognized in cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory are recognized as embedded derivatives and are recorded at fair value through other (income) expense, net. Refer to Note 9 — Risk Management and Derivatives for additional detail.

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

•	Other Costs — Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties and other intercompany charges generate foreign currency risk to a lesser extent.

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

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product costs exposure as discussed below. As of August 31, 2012, there were outstanding currency forward contracts with maturities up to 21 months. The fair value of outstanding currency forward contracts at August 31, 2012 and May 31, 2012 was $104 million and $183 million in assets and $34 million and $32 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect consolidated earnings. The ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. Ineffectiveness was not material for the three months ended August 31, 2012 and 2011.

Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and the embedded derivative contracts discussed above are not formally designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in fair value of these instruments are immediately recognized in other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged. The fair value of undesignated instruments was $39 million and $55 million in assets and $19 million and $20 million in liabilities at August 31, 2012 and May 31, 2012, respectively.

Refer to Note 5 — Fair Value Measurements and Note 9 – Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded.

Translational exposures

Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a benefit (detriment) of approximately $(326) million and $318 million for the three months ended August 31, 2012 and 2011, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a benefit (detriment) of approximately $(64) million and $63 million for the three months ended August 31, 2012 and 2011, respectively.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated securities at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments. The combination of the purchase and sale of the U.S. Dollar investment and the hedging instrument has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at August 31, 2012 and May 31, 2012 was $10 million and $27 million in assets and $5 million and $3 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income) expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. The impact of ineffective hedges was not material for any period presented.

25 | Page

The combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net had an unfavorable impact on our income before income taxes of approximately $28 million for the three months ended August 31, 2012 and had a favorable impact of approximately $32 million for the three months ended August 31, 2011.

Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We hedge certain net investment positions in Euro-functional currency foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI. As of August 31, 2012 and May 31, 2012 there were no outstanding net investment hedges. There were no cash flows from net investment hedge settlements for the three months ended August 31, 2012. Cash flows from net investment hedge settlements totaled $(22) million for the three months ended August 31, 2011.

Liquidity and Capital Resources

Cash Flow Activity

Our primary source of operating cash flow for the first quarter of fiscal 2013 was net income of $567 million. Cash provided by operations was $535 million for the first quarter of fiscal 2013 compared to $87 million for the first quarter of fiscal 2012, driven by a smaller increase in working capital. Increases in working capital resulted in a net cash outflow of $189 million for the first quarter of fiscal 2013 as compared to a net cash outflow of $698 million for the first quarter of fiscal 2012. This year-over-year change in cash invested in working capital was primarily driven by lower purchases of inventories as we continue to manage inventory levels, as well as an increase in income tax payable due to timing of tax payments.

Cash provided by investing activities was $221 million during the first quarter of fiscal 2013, compared to $317 million for the first quarter of fiscal 2012. The year-over-year decrease was primarily due to lower net sales and maturities of short-term investments of $333 million (net of purchases) in the first quarter of fiscal 2013, compared to net sales and maturities of short-term investments of $484 million (net of purchases) in the first quarter of fiscal 2012.

Cash used by financing activities was $907 million for the first quarter of fiscal 2013 compared to $744 million for the first quarter of fiscal 2012. The increase in cash used by financing activities was primarily due to an increase in the repurchase of common stock combined with a decrease in the proceeds from the exercise of stock options, which was partially offset by a decrease in payments of long-term debt and notes payable.

In the first three months of fiscal 2013, we purchased 8.2 million shares of NIKE’s class B common stock for $779 million. These repurchases were made under the four-year, $5 billion program approved by our Board of Directors in September 2008, under which stock repurchase activities commenced in December 2009. As of the end of the first quarter of fiscal 2013, we had repurchased 58.5 million shares for $4.9 billion under this program. In September 2012, we announced that our Board of Directors had approved a new four-year, $8 billion program to repurchase shares of NIKE’s Class B Common Stock. Our current $5 billion share repurchase program was completed in September 2012 and the new program commenced immediately thereafter. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources

On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billon with lender approval. The facility matures in November 1, 2016, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2018. As of and for the three months ended August 31, 2012, we had no amounts outstanding under our committed revolving credit facility.

We currently have long-term debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed revolving credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2012, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. As of and for the three months ended August 31, 2012, no amounts were outstanding under this program. We may issue commercial paper from time to time during fiscal 2013 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

As of August 31, 2012, we had cash, cash equivalents and short-term investments totaling $3.3 billion, of which $2.3 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short-term investment portfolio is less than 115 days as of August 31, 2012.

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

26 | Page

Contractual Obligations

There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

The total liability for uncertain tax positions was $310 million, excluding related interest and penalties, at August 31, 2012. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $63 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

Recently Adopted Accounting Standards

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance became effective for us beginning June 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies will now be required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance originally also required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the requirement related to the presentation of reclassification adjustments. Both issuances on the presentation of comprehensive income became effective for us beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2014, and early adoption is permitted. We do not anticipate the adoption will have an impact on our consolidated financial position or results of operations.

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

27 | Page

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2012.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

28 | Page

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

29 | Page

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2012 under the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
June 1 — June 30, 2012	2,078,530	$99.67	2,078,530	$662
July 1 — July 31, 2012	3,610,300	$92.36	3,610,300	$329
August 1 — August 31, 2012	2,488,200	$95.67	2,488,200	$91

	8,177,030		8,177,030

ITEM 6.	EXHIBITS

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended August 31, 2005).

3.2	Third Restated Bylaws, as amended (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).

4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).

4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).

31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.

32.1†	Section 1350 Certificate of Chief Executive Officer.

32.2†	Section 1350 Certificate of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

30 | Page

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: October 9, 2012

31 | Page