Form 10-Q
period 2012-11-30
NIKE INC
filed 2013-01-09
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of November 30, 2012 were:

Class A	179,784,496
Class B	715,927,274

895,711,770

NIKE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2 | P a g e

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	November 30, 2012	May 31, 2012
ASSETS
Current assets:
Cash and equivalents	$2,291	$2,317
Short-term investments (Note 5)	1,234	1,440
Accounts receivable, net	3,188	3,132
Inventories (Note 2)	3,318	3,222
Deferred income taxes (Note 6)	327	262
Prepaid expenses and other current assets (Notes 5 and 9)	733	857
Assets of discontinued operations (Note 10)	344	615
Total current assets	11,435	11,845
Property, plant and equipment	5,310	5,057
Less accumulated depreciation	3,052	2,848
Property, plant and equipment, net	2,258	2,209
Identifiable intangible assets, net (Note 3)	374	370
Goodwill (Note 3)	131	131
Deferred income taxes and other assets (Notes 5, 6 and 9)	973	910
TOTAL ASSETS	$15,171	$15,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$58	$49
Notes payable	100	108
Accounts payable	1,519	1,548
Accrued liabilities (Notes 4 and 9)	1,879	1,941
Income taxes payable (Note 6)	45	65
Liabilities of discontinued operations (Note 10)	198	187
Total current liabilities	3,799	3,898
Long-term debt	170	228
Deferred income taxes and other liabilities (Notes 6 and 9)	1,188	958
Commitments and contingencies (Note 12)	-	-
Redeemable preferred stock	-	-
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 180 and 180 shares outstanding	-	-
Class B — 716 and 738 shares outstanding	3	3
Capital in excess of stated value	4,844	4,641
Accumulated other comprehensive income	138	149
Retained earnings	5,029	5,588
Total shareholders’ equity	10,014	10,381
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,171	$15,465

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

3 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2012	2011	2012	2011
Income from continuing operations:
Revenues	$5,955	$5,546	$12,429	$11,439
Cost of sales	3,425	3,170	7,071	6,445
Gross profit	2,530	2,376	5,358	4,994
Demand creation expense	613	616	1,484	1,280
Operating overhead expense	1,223	1,115	2,411	2,181
Total selling and administrative expense	1,836	1,731	3,895	3,461
Interest (income) expense, net	(1)	3	(4)	3
Other (income) expense, net	(17)	10	(45)	27
Income before income taxes	712	632	1,512	1,503
Income tax expense (Note 6)	191	152	406	362
NET INCOME FROM CONTINUING OPERATIONS	521	480	1,106	1,141
NET LOSS FROM DISCONTINUED OPERATIONS	(137)	(11)	(155)	(27)
NET INCOME	$384	$469	$951	$1,114
Earnings per share from continuing operations:
Basic earnings per common share	$0.58	$0.52	$1.23	$1.23
Diluted earnings per common share	$0.57	$0.51	$1.20	$1.21
Earnings per share from discontinued operations:
Basic earnings per common share	$(0.15)	$(0.01)	$(0.18)	$(0.02)
Diluted earnings per common share	$(0.15)	$(0.01)	$(0.16)	$(0.03)
Dividends declared per common share	$0.21	$0.18	$0.39	$0.34

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

4 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2012	2011	2012	2011
Net income	$384	$469	$951	$1,114
Other comprehensive income (loss), net of tax:
Foreign currency translation and other(1)	6	(146)	30	(133)
Net (loss) gain on cash flow hedges(2)	(14)	195	(49)	161
Net gain on net investment hedges (3)	-	31	-	25
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments(4)	(47)	30	(74)	67
Release of cumulative translation loss related to Umbro(5) (Note 10)	82	-	82	-
Total other comprehensive income (loss), net of tax	27	110	(11)	120
TOTAL COMPREHENSIVE INCOME	$411	$579	$940	$1,234

(1)	Net of tax (expense) benefit of $(16) million, $68 million, $(16) million and $66 million, respectively.
(2)	Net of tax (expense) benefit of $(3) million, $(14) million, $2 million and $(10) million, respectively.
(3)	Net of tax (expense) of $0 million, $(15) million, $0 million and $(12) million, respectively.
(4)	Net of tax (benefit) of $(1) million, $(5) million, $(2) million and $(12) million, respectively.
(5)	Net of tax (benefit) of $(47) million, $0 million, $(47) million and $0 million, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

5 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended November 30,
(In millions)	2012	2011
Cash provided by operations:
Net income	$951	$1,114
Income charges (credits) not affecting cash:
Depreciation	211	178
Deferred income taxes	(49)	(1)
Stock-based compensation	83	61
Amortization and other	55	20
Loss on sale of Umbro	107	-
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	22	(91)
(Increase) in inventories	(41)	(555)
(Increase) in prepaid expenses and other current assets	(33)	(55)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(61)	(74)
Cash provided by operations	1,245	597
Cash provided by investing activities:
Purchases of short-term investments	(1,379)	(1,523)
Maturities of short-term investments	672	1,582
Sales of short-term investments	904	1,076
Additions to property, plant and equipment	(250)	(259)
Disposals of property, plant and equipment	-	1
Proceeds from the sale of Umbro	225	-
(Increase) in other assets, net of other liabilities	(12)	(37)
Settlement of net investment hedges	-	(8)
Cash provided by investing activities	160	832
Cash used by financing activities:
Reductions in long-term debt, including current portion	(45)	(134)
(Decrease) in notes payable	(10)	(49)
Proceeds from exercise of stock options and other stock issuances	116	284
Excess tax benefits from share-based payment arrangements	14	59
Repurchase of common stock	(1,179)	(1,325)
Dividends — common and preferred	(327)	(289)
Cash used by financing activities	(1,431)	(1,454)
Effect of exchange rate changes	-	(1)
Net decrease in cash and equivalents	(26)	(26)
Cash and equivalents, beginning of period	2,317	1,955
CASH AND EQUIVALENTS, END OF PERIOD	$2,291	$1,929
Supplemental disclosure of cash flow information:
Dividends declared and not paid	$188	$165

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

6 | P a g e

Notes to Unaudited Condensed Consolidated Financial Statements

7 | P a g e

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2012 are not necessarily indicative of results to be expected for the entire year.

The Company entered into an agreement to sell Cole Haan and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net loss from discontinued operations line in the condensed consolidated statements of income for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets (refer to Note 10 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company’s continuing operations.

On November 15, 2012 the Company announced a two-for-one split of both NIKE Class A and Class B Common shares. The stock split was a 100 percent stock dividend payable on December 24, 2012 to shareholders of record at the close of business December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies are now required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This guidance also originally required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the requirement related to the presentation of reclassification adjustments. Both issuances on the presentation of comprehensive income are effective for the Company beginning June 1, 2012. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2 — Inventories

Inventory balances of $3,318 million and $3,222 million at November 30, 2012 and May 31, 2012, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill

The following table summarizes the Company’s identifiable intangible asset balances at November 30, 2012 and May 31, 2012:

	November 30, 2012			May 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$107	$(32)	$75	$99	$(29)	$70
Trademarks	42	(29)	13	40	(26)	14
Other	20	(17)	3	19	(16)	3
TOTAL	$169	$(78)	$91	$158	$(71)	$87
Unamortized intangible assets – Trademarks			283			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$374			$370

Amortization expense, which is included in selling and administrative expense, was $3 million and $4 million for each of the three month periods ended November 30, 2012 and 2011, respectively, and $7 million for both the six month periods ended November 30, 2012 and 2011, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2013 and each of the years ending May 31, 2014 through May 31, 2017 are as follows: remainder of 2013: $6 million; 2014: $9 million; 2015: $6 million; 2016: $5 million; 2017: $4 million.

8 | P a g e

Goodwill was $131 million at November 30, 2012 and May 31, 2012, respectively, and is included in the Company’s “Other Businesses” categories for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period.

NOTE 4 — Accrued Liabilities

Accrued liabilities included the following:

	November 30,	May 31,
(In millions)	2012	2012
Compensation and benefits, excluding taxes	$502	$691
Taxes other than income taxes	238	169
Endorsement compensation	212	288
Dividends payable	188	165
Advertising and marketing	137	94
Import and logistics costs	124	133
Fair value of derivatives	83	55
Other(1)	395	346
TOTAL ACCRUED LIABILITIES	$1,879	$1,941

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at November 30, 2012 and May 31, 2012.

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

•	Level 3: Unobservable inputs for which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most conservative level of input that is significant to the fair value measurement.

Pricing vendors are utilized for certain Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The Company’s fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include an analysis of period-over-period fluctuations and comparison to another independent pricing vendor.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2012 and May 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	November 30, 2012
	Fair Value Measurements Using			Assets / Liabilities at
(In millions)	Level 1	Level 2	Level 3	Fair Value	Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$-	$116	$-	$116	Other current assets and other long-term assets
Interest rate swap contracts	-	13	-	13	Other long-term assets
Total derivatives	-	129	-	129
Available-for-sale securities:
U.S. Treasury securities	510	-	-	510	Cash and equivalents
Commercial paper and bonds	-	212	-	212	Cash and equivalents
Money market funds	-	492	-	492	Cash and equivalents
U.S. Treasury securities	707	-	-	707	Short-term investments
U.S. Agency securities	-	223	-	223	Short-term investments
Commercial paper and bonds	-	304	-	304	Short-term investments
Non-marketable preferred stock	-	-	5	5	Other long-term assets
Total available-for-sale securities	1,217	1,231	5	2,453
TOTAL ASSETS	$1,217	$1,360	$5	$2,582
LIABILITIES
Derivatives:
Embedded derivatives	$-	$1	$-	$1	Accrued liabilities
Foreign exchange forwards and options	-	82	-	82	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$-	$83	$-	$83

9 | P a g e

	May 31, 2012
	Fair Value Measurements Using			Assets / Liabilities at
(In millions)	Level 1	Level 2	Level 3	Fair Value	Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$-	$265	$-	$265	Other current assets and other long-term assets
Embedded derivatives	-	1	-	1	Other current assets
Interest rate swap contracts	-	15	-	15	Other current assets and other long-term assets
Total derivatives	-	281	-	281
Available-for-sale securities:
U.S. Treasury securities	226	-	-	226	Cash and equivalents
U.S. Agency securities	-	254	-	254	Cash and equivalents
Commercial paper and bonds	-	159	-	159	Cash and equivalents
Money market funds	-	770	-	770	Cash and equivalents
U.S. Treasury securities	927	-	-	927	Short-term investments
U.S. Agency securities	-	230	-	230	Short-term investments
Commercial paper and bonds	-	283	-	283	Short-term investments
Non-marketable preferred stock	-	-	3	3	Other long-term assets
Total available-for-sale securities	1,153	1,696	3	2,852
TOTAL ASSETS	$1,153	$1,977	$3	$3,133
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$-	$55	$-	$55	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$-	$55	$-	$55

Derivative financial instruments include foreign exchange forwards, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at November 30, 2012 or May 31, 2012. Refer to Note 9 — Risk Management and Derivatives for additional detail.

Available-for-sale securities comprise investments in U.S. Treasury and agency securities, money market funds, and corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).

The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2012 and the year ended May 31, 2012.

No transfers among the levels within the fair value hierarchy occurred during the six months ended November 30, 2012 and the year ended May 31, 2012.

As of November 30, 2012 and May 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments

As of November 30, 2012 and May 31, 2012, short-term investments consisted of available-for-sale securities. As of November 30, 2012, the Company held $937 million of available-for-sale securities with maturity dates within one year from purchase date and $297 million with maturity dates over one year and less than five years from purchase date within short-term investments. As of May 31, 2012, the Company held $1,129 million of available-for-sale securities with maturity dates within one year from purchase date and $311 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	November 30,	May 31,
(In millions)	2012	2012
Available-for-sale investments:
U.S. treasury and agencies	$930	$1,157
Commercial paper and bonds	304	283
TOTAL AVAILABLE-FOR-SALE INVESTMENTS	$1,234	$1,440

Interest income related to cash and equivalents and short-term investments included within interest (income) expense, net was $6 million and $7 million for each of the three month periods ended November 30, 2012 and 2011, respectively, and $14 million and $15 million for each of the six month periods ended November 30, 2012 and 2011, respectively.

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $237 million at November 30, 2012 and $283 million at May 31, 2012.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

NOTE 6 — Income Taxes

The effective tax rate on continuing operations was 26.9% and 24.1% for the six months ended November 30, 2012 and 2011, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in the effective tax rate on foreign operations and changes in uncertain tax positions.

As of November 30, 2012, total gross unrecognized tax benefits, excluding related interest and penalties, were $374 million, $191 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2012, total gross unrecognized tax benefits, excluding interest and penalties, were $285 million, $150 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $26 million during the six months ended November 30, 2012. As of November 30, 2012, accrued interest and penalties related to uncertain tax positions was $134 million (excluding federal benefit).

10 | P a g e

The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2010, and is currently under examination by the Internal Revenue Service (“IRS”) for the fiscal 2011 and 2012 tax years. The Company’s major foreign jurisdictions, China, the Netherlands, and Brazil have concluded substantially all income tax matters through calendar 2001, fiscal 2006, and calendar 2005, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $78 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

NOTE 7 — Stock-Based Compensation

In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 326 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2012	2011	2012	2011
Stock options(1)	$32	$26	$58	$44
ESPPs	6	5	10	8
Restricted stock	8	5	15	9
TOTAL STOCK-BASED COMPENSATION EXPENSE	$46	$36	$83	$61

(1)

Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $6 million and $4 million for the three month periods ended November 30, 2012 and 2011, respectively, and $10 million and $8 million for the six month periods ended November 30, 2012 and 2011, respectively.

As of November 30, 2012, the Company had $264 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.8 years.

The weighted average fair value per share of the options granted during the six months ended November 30, 2012 and 2011, as computed using the Black-Scholes pricing model, was $12.71, and $11.06, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Six Months Ended November 30,
	2012	2011
Dividend yield	1.5%	1.4%
Expected volatility	35.0%	29.5%
Weighted average expected life (in years)	5.3	5.0
Risk-free interest rate	0.6%	1.5%

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

NOTE 8 — Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 27.4 million and 13.6 million shares of common stock were outstanding for the three month periods ended November 30, 2012 and 2011, respectively, and 27.4 million and 13.7 million shares of common stock were outstanding for the six month periods ended November 30, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

On November 15, 2012 the Company announced a two-for-one stock split of both NIKE Class A and Class B Common shares. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.

11 | P a g e

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2012	2011	2012	2011
Determination of shares:
Weighted average common shares outstanding	897.0	918.5	901.4	924.2
Assumed conversion of dilutive stock options and awards	16.1	18.4	16.9	18.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	913.1	936.9	918.3	942.9
Earnings per share from continuing operations:
Basic earnings per common share	$0.58	$0.52	$1.23	$1.23
Diluted earnings per common share	$0.57	$0.51	$1.20	$1.21
Earnings per share from discontinued operations:
Basic earnings per common share	$(0.15)	$(0.01)	$(0.18)	$(0.02)
Diluted earnings per common share	$(0.15)	$(0.01)	$(0.16)	$(0.03)
Basic earnings per common share for NIKE, Inc.	$0.43	$0.51	$1.05	$1.21
Diluted earnings per common share for NIKE, Inc.	$0.42	$0.50	$1.04	$1.18

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

The majority of derivatives outstanding as of November 30, 2012 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2012 was approximately $8 billion, which is primarily comprised of cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of November 30, 2012 and May 31, 2012:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	November 30, 2012	May 31, 2012	Balance Sheet Location	November 30, 2012	May 31, 2012
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$69	$203	Accrued liabilities	$51	$35
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	21	7	Deferred income taxes and other long-term liabilities	-	-
Interest rate swap contracts	Deferred income taxes and other long-term assets	13	15	Deferred income taxes and other long-term liabilities	-	-
Total derivatives formally designated as hedging instruments		103	225		51	35
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	26	55	Accrued liabilities	31	20
Embedded derivatives	Prepaid expenses and other current assets	-	1	Accrued liabilities	1	-
Total derivatives not designated as hedging instruments		26	56		32	20
TOTAL DERIVATIVES		$129	$281		$83	$55

The following tables present the amounts affecting the consolidated statements of income for the three and six months ended November 30, 2012 and 2011:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,	Six Months Ended November 30,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Three Months Ended November 30,	Six Months Ended November 30,
(In millions)	2012	2012		2012	2012
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$13	$4	Revenue	$(11)	$(25)
Foreign exchange forwards and options	(19)	(43)	Cost of sales	51	83
Foreign exchange forwards and options	(3)	(2)	Selling and administrative expense	1	1
Foreign exchange forwards and options	(2)	(10)	Other (income) expense, net	5	13
Total designated cash flow hedges	$(11)	$(51)		$46	$72
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$-	$-	Other (income) expense, net	$-	$-

(1)

For the three and six months ended November 30, 2012, the amounts recorded in other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

12 | P a g e

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,	Six Months Ended November 30,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Three Months November 30,	Six Months Ended November 30,
(In millions)	2011	2011		2011	2011
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(4)	$17	Revenue	$7	$14
Foreign exchange forwards and options	186	143	Cost of sales	(34)	(73)
Foreign exchange forwards and options	2	-	Selling and administrative expense	(1)	(2)
Foreign exchange forwards and options	25	11	Other (income) expense, net	(7)	(18)
Total designated cash flow hedges	$209	$171		$(35)	$(79)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$46	$37	Other (income) expense, net	$-	$-

(1)

For the three and six months ended November 30, 2012 and 2011, the amounts recorded in other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,		Location of Gain (Loss) Recognized in Income on Derivatives
(In millions)	2012	2011	2012	2011
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$2	$3	$4	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(22)	$26	$(51)	$3	Other (income) expense, net
Embedded derivatives	$(3)	$-	$(3)	$-	Other (income) expense, net

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

Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: 1) Certain NIKE entities purchase product from the NIKE Trading Company (“NTC”), a wholly-owned centralized sourcing hub that buys NIKE branded products from external factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC; and 2) Other NIKE entities purchase product directly from external factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.

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

13 | P a g e

Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to other comprehensive income to the degree they are effective.

The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three and six month periods ended November 30, 2012 and 2011.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the three and six month periods ended November 30, 2012 and 2011, the amounts recorded in other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.

As of November 30, 2012, $36 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2012, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 30 months.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of November 30, 2012, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six month period ended November 30, 2012 or 2011.

Net Investment Hedges

The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended November 30, 2012 or 2011.

Embedded Derivatives

As described above, for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory, an embedded derivative is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivatives are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other (income) expense, net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At November 30, 2012, the notional amount of embedded derivatives was approximately $129 million.

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

The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2012, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of derivative instruments with credit risk related contingent features that were in a net liability position was $33 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

14 | P a g e

NOTE 10 — Discontinued Operations

The Company continually evaluates its existing portfolio of businesses to ensure resources are invested in those businesses that are accretive to the NIKE Brand, and represent the largest growth potential and highest returns. On May 31, 2012, the Company announced its intention to divest of Umbro and Cole Haan, which allows it to focus its resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.

On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro’s operations are presented in the net loss from discontinued operations line item on the condensed consolidated statements of income. The remaining assets and liabilities of Umbro are recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the condensed consolidated balance sheets, respectively. Previously, these amounts were reported in the Company’s segment presentation as “Businesses to be Divested.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss is included in the net loss from discontinued operations line item on the condensed consolidated statements of income. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million.

Under the sale agreement, the Company will provide transition services to Iconix while certain markets are converted and transitioned to Iconix-designated licensees. These transition services are expected to be completed by May 31, 2013. The Company expects to substantially wind down the remaining operations of Umbro over the remainder of fiscal 2013. The continuing operating cash flows are not expected to be significant to the Umbro business and the Company will have no significant continuing involvement with Umbro beyond the transition period.

On November 16, 2012, the Company reached a definitive agreement to sell Cole Haan to Apax Partners for $570 million. The transaction is expected to be completed in the third fiscal quarter of 2013. At November 30, 2012, the Company has classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan’s operations in the net loss from discontinued operations line item on the condensed consolidated statements of income. The assets and liabilities of Cole Haan are recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the condensed consolidated balance sheets, respectively. Previously, these amounts were reported in the Company’s segment presentation as “Businesses to be Divested.” The Company is expecting to record a gain on the sale of Cole Haan that will be recognized when the transaction closes. The transition services associated with this transaction are immaterial.

Summarized results of the Company’s results from discontinued operations are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2012	2011	2012	2011
Revenues	$186	$185	$381	$373
Loss before income taxes	(220)	(14)	(238)	(33)
Income tax benefit	83	3	83	6
Net loss from discontinued operations	$(137)	$(11)	$(155)	$(27)

As of November 30, 2012 and May 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

	November 30,	May 31,
(In millions)	2012	2012
Accounts Receivable, net	$129	$148
Inventories	130	128
Deferred income taxes and other assets	32	35
Property, plant and equipment, net	53	70
Identifiable intangible assets, net	-	234
TOTAL ASSETS	$344	$615
Accounts Payable	39	42
Accrued liabilities	127	112
Deferred income taxes and other liabilities	32	33
TOTAL LIABILITIES	$198	$187

NOTE 11 — Operating Segments

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

15 | P a g e

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2012	2011	2012	2011
REVENUE
North America	$2,421	$2,066	$5,127	$4,266
Western Europe	897	915	2,064	2,143
Central & Eastern Europe	266	261	608	595
Greater China	577	650	1,149	1,178
Japan	219	198	402	392
Emerging Markets	1,052	948	1,919	1,748
Global Brand Divisions	27	25	54	57
Total NIKE Brand	5,459	5,063	11,323	10,379
Other Businesses	518	488	1,153	1,073
Corporate	(22)	(5)	(47)	(13)
TOTAL NIKE CONSOLIDATED REVENUES	$5,955	$5,546	$12,429	$11,439

EARNINGS BEFORE INTEREST AND TAXES
North America	$556	$426	$1,186	$965
Western Europe	113	92	327	315
Central & Eastern Europe	43	33	104	103
Greater China	185	220	349	391
Japan	43	35	67	69
Emerging Markets	305	247	528	437
Global Brand Divisions	(324)	(281)	(699)	(547)
Total NIKE Brand	921	772	1,862	1,733
Other Businesses	80	71	201	176
Corporate	(290)	(208)	(555)	(403)
Total NIKE Consolidated Earnings Before Interest and Taxes	711	635	1,508	1,506
Interest (income) expense, net	(1)	3	(4)	3
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$712	$632	$1,512	$1,503

16 | P a g e

	November 30,	May 31,
(In millions)	2012	2012
ACCOUNTS RECEIVABLE, NET
North America	$1,286	$1,149
Western Europe	362	420
Central & Eastern Europe	273	261
Greater China	102	221
Japan	139	152
Emerging Markets	639	476
Global Brand Divisions	28	30
Total NIKE Brand	2,829	2,709
Other Businesses	329	401
Corporate	30	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,188	$3,132

INVENTORIES
North America	$1,328	$1,272
Western Europe	510	488
Central & Eastern Europe	161	180
Greater China	260	217
Japan	87	83
Emerging Markets	530	521
Global Brand Divisions	43	35
Total NIKE Brand	2,919	2,796
Other Businesses	382	384
Corporate	17	42
TOTAL INVENTORIES	$3,318	$3,222

PROPERTY, PLANT AND EQUIPMENT, NET
North America	$383	$378
Western Europe	323	314
Central & Eastern Europe	38	30
Greater China	204	191
Japan	336	359
Emerging Markets	74	59
Global Brand Divisions	220	205
Total NIKE Brand	1,578	1,536
Other Businesses	74	76
Corporate	606	597
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,258	$2,209

NOTE 12 — Commitments and Contingencies

At November 30, 2012, the Company had letters of credit outstanding totaling $114 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

17 | P a g e

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On November 15, 2012, we announced a two-for-one split of both NIKE Class A and Class B Common shares. The stock split was in the form of a 100 percent stock dividend payable on December 24, 2012 to shareholders of record at the close of business December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.

In the second quarter of fiscal 2013, our revenues from continuing operations increased 7% to $6.0 billion. Excluding the impact of currency exchange rates, revenues from continuing operations would have grown 10%. We delivered net income from continuing operations of $521 million and diluted earnings per share from continuing operations of $0.57, 9% and 12% above the second quarter of fiscal 2012, respectively.

Income before income taxes from continuing operations increased 13% compared to the second quarter of the prior year due to an increase in revenues, selling and administrative expense leverage, and an increase in other (income) expense, net, that more than offset the decline in gross margin. The decline in gross margin was primarily driven by higher product costs, unfavorable currency exchange rates, and an increase in third party royalties, which more than offset the positive impact of higher average product selling prices. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth in all geographies except China and across all product types and categories. Brand strength, innovative products and strong category retail presentation continue to fuel the demand for NIKE Brand products. Revenue from our Other Businesses also grew, reflecting growth in every business, led by Converse and NIKE Golf.

Our second quarter net income and diluted earnings per share from continuing operations were negatively impacted by a year-on-year increase in our effective tax rate of 270 basis points; however diluted earnings per share benefited from a decline in the weighted average number of diluted common shares outstanding, driven by our share repurchase program.

We continually evaluate our existing portfolio of businesses to ensure resources are invested in those businesses that are accretive to the NIKE Brand, and have the greatest potential to deliver profitable growth and high returns on capital. During the fourth quarter of fiscal 2012, we announced our intention to divest of Cole Haan and Umbro, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. On November 30, 2012, we completed the sale of Umbro to Iconix Brand Group for $225 million, recognizing an after tax loss on sale of $107 million. For the second quarter ended November 30, 2012 the results of Umbro’s operations and financial position are presented as discontinued operations.

On November 16, 2012, we reached a definitive agreement to sell Cole Haan to Apax Partners for $570 million. For the quarter ended November 30, 2012, the Company has classified Cole Haan as held-for-sale and presented the results of Cole Haan’s operations and financial position as discontinued operations. We expect to recognize a gain on the sale of Cole Haan when the transaction closes.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2012	2011	% Change	2012	2011	% Change
Revenues	$5,955	$5,546	7%	$12,429	$11,439	9%
Cost of sales	3,425	3,170	8%	7,071	6,445	10%
Gross profit	2,530	2,376	6%	5,358	4,994	7%
Gross margin %	42.5%	42.8%		43.1%	43.7%
Demand creation expense	613	616	0%	1,484	1,280	16%
Operating overhead expense	1,223	1,115	10%	2,411	2,181	11%
Total selling and administrative expense	1,836	1,731	6%	3,895	3,461	13%
% of Revenues	30.8%	31.2%		31.3%	30.3%
Income before income taxes	712	632	13%	1,512	1,503	1%
Net income from continuing operations	521	480	9%	1,106	1,141	-3%
Net loss from discontinued operations	(137)	(11)	-	(155)	(27)	-
Net income	$384	$469	-18%	$951	$1,114	-15%
Diluted earnings per share — Continuing Operations	$0.57	$0.51	12%	$1.20	$1.21	-1%
Diluted earnings per share — Discontinued Operations	$(0.15)	$(0.01)	-	$(0.16)	$(0.03)	-

Consolidated Operating Results

Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes(1)	2012	2011	% Change	% Change Excluding Currency Changes(1)
NIKE Brand Revenues by:
Footwear	$3,299	$3,091	7%	10%	$6,989	$6,430	9%	13%
Apparel	1,801	1,680	7%	10%	3,562	3,282	9%	12%
Equipment	332	267	24%	27%	718	610	18%	22%
Global Brand Divisions	27	25	8%	15%	54	57	-5%	2%
Total NIKE Brand	5,459	5,063	8%	11%	11,323	10,379	9%	13%
Other Businesses	518	488	6%	6%	1,153	1,073	7%	8%
Corporate(2)	(22)	(5)	-	-	(47)	(13)	-	-
TOTAL NIKE, INC. REVENUES FROM CONTINUING OPERATIONS	$5,955	$5,546	7%	10%	$12,429	$11,439	9%	13%
Supplemental NIKE Brand Revenues Details by:
Sales to Wholesale Customers	$4,467	$4,263	5%	8%	$9,207	$8,638	7%	11%
Sales Direct to Consumer	965	775	25%	27%	2,062	1,684	22%	25%
Global Brand Divisions	27	25	8%	15%	54	57	-5%	2%
TOTAL NIKE BRAND REVENUES	$5,459	$5,063	8%	11%	$11,323	$10,379	9%	13%

18 | P a g e

(1)

Results have been restated using actual currency exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(2)

Corporate revenues primarily consist of intercompany revenue eliminations and foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses through our centrally managed foreign exchange risk management program.

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc.’s continuing operations increased 10% for the second quarter and 13% for the first six months of fiscal 2013, driven by increases in both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 11% and 13% for the second quarter and year to date period, respectively, while revenues for our Other Businesses increased 6% and 8% for the same periods, respectively. For both the second quarter and first six months of fiscal 2013, every NIKE Brand geography except Greater China delivered higher revenues. North America contributed approximately 7 and 8 percentage points to the NIKE Brand revenue increase for the second quarter and first six months of fiscal 2013, respectively, while Emerging Markets contributed approximately 3 percentage points for both respective periods. China’s results negatively impacted NIKE Brand revenue growth by approximately 2 percentage points for the second quarter and by less than 1 percentage point for the year to date period, respectively.

Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues each increased 10% for the second quarter, while NIKE Brand equipment revenues increased 27%. For the first six months of fiscal 2013, NIKE Brand footwear and apparel revenues increased 13% and 12%, respectively, while NIKE Brand equipment revenues increased 22%. The increase in footwear revenue for both the second quarter and first six months of fiscal 2013 was attributable to growth across our Running, Basketball, and Sportswear categories, primarily reflective of increased demand for our performance products, most notably those utilizing NIKE Free and Lunar technologies. For the second quarter of fiscal 2013, unit sales increased approximately 6% and average selling price per pair increased approximately 4%. For the first half of fiscal 2013, unit sales increased approximately 8% and the average selling price per pair increased approximately 5%. The growth in average selling price per pair for the second quarter and year to date period primarily reflected the impact of product price increases.

The increase in NIKE Brand apparel revenue for both the second quarter and year to date period of fiscal 2013 was driven primarily by our Men’s Training category, which includes our new NFL licensed business, while strong demand for Football (Soccer), Running, and Basketball products also contributed positively. For the second quarter of fiscal 2013, average selling price per unit increased approximately 11% and unit sales decreased approximately 1%. The decrease in unit sales for the second quarter was primarily driven by lower unit sales in Sportswear, largely offset by higher unit sales in Men’s Training, Basketball, and Running. For the year to date period, average selling price increased approximately 9%, while units sold increased approximately 3%. The increase in average selling price per unit for the second quarter and year to date period was driven approximately equally by product price increases and a shift in mix to higher priced products such as our performance Running, Basketball and NFL licensed apparel.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand Direct to Consumer revenues through a growing network of NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For both the second quarter and first six months of fiscal 2013, Direct to Consumer revenues represented approximately 18% of our total NIKE Brand revenues, compared to 15% and 16% for the second quarter and first half of fiscal 2012, respectively. Excluding changes in currency exchange rates, Direct to Consumer revenues increased 27% and 25% for the second quarter and first six months of fiscal 2013, respectively, as comparable store sales increased 16% and 15% over the same respective periods. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year.

Revenues for our Other Businesses consist of results from Converse, Hurley and NIKE Golf. Excluding the impact of currency changes, total revenues for these businesses increased by 6% and 8% in the second quarter and first half of fiscal 2013, respectively, reflecting growth across all businesses.

Futures Orders

Futures orders for NIKE Brand footwear and apparel scheduled for delivery from December 2012 through April 2013 were 6% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 7%, as unit orders contributed approximately 4 percentage points of the growth and average selling price per unit contributed approximately 3 percentage points.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	14%	14%
Western Europe	-1%	0%
Central & Eastern Europe	10%	11%
Greater China	-6%	-7%
Japan	-3%	4%
Emerging Markets	7%	11%
TOTAL NIKE BRAND FUTURES ORDERS	6%	7%

(1)

Growth rates have been restated using constant currency exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding changes in foreign currency exchange rates.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, the mix of orders which can shift between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, currency exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Gross Profit	$2,530	$2,376	6%	$5,358	$4,994	7%
Gross Margin %	42.5%	42.8%	(30) bps	43.1%	43.7%	(60) bps

19 | P a g e

For the second quarter and first six months of fiscal 2013, our consolidated gross margin was 30 and 60 basis points lower than the respective prior year periods. For the second quarter, the decrease in margin was largely attributable to the following:

•	Higher product costs, driven mainly by factory labor cost increases at our manufacturers, decreased our gross margin approximately 110 basis points;

•	Unfavorable foreign currency exchange rates decreased our gross margin approximately 70 basis points;

•	Higher third party royalties, primarily resulting from NFL licensed product sales in North America, decreased our gross margin approximately 50 basis points;

•

Other less significant factors, primarily due to additional investments in digital products and capabilities and higher inventory obsolescence, contributed another approximate 60 basis point decline to our gross margin.

•	These factors more than offset the favorable 260 basis point impact to gross margin due to higher net average selling price per unit, driven primarily by product price increases.

In addition, we have seen significant shifts in the mix of revenues from higher to lower margin segments of our business. While growth in these lower gross margin segments delivers incremental revenue and profits, it has a downward effect on our consolidated gross margin.

For the first six months of fiscal 2013, increases in selling prices contributed a benefit of 280 basis points to our gross margin, which were more than offset by higher product costs that negatively impacted gross margin by approximately 260 basis points, higher third party royalties negatively impacting gross margin by approximately 40 basis points, and unfavorable foreign currency exchange rates, reducing our year to date gross margin by approximately 40 basis points.

We expect that full year gross margin will be essentially flat compared to the prior year as currency headwinds and actions to clear inventory in China will offset gross margin expansion.

Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Demand creation expense(1)	$613	$616	0%	$1,484	$1,280	16%
Operating overhead expense	1,223	1,115	10%	2,411	2,181	11%
Selling and administrative expense	$1,836	$1,731	6%	$3,895	$3,461	13%
% of Revenues	30.8%	31.2%	(40) bps	31.3%	30.3%	100 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense was flat in the second quarter and increased 16% during the first six months of fiscal 2013 compared to the same periods in the prior year. Excluding the effects of changes in currency exchange rates, demand creation for the second quarter of fiscal 2013 increased 3% primarily attributable to higher sports marketing expense, as we spent less on advertising and other marketing activities in the second quarter following our high level of brand event investments in the first quarter of fiscal 2013. For the six months ended November 30, 2012, demand creation expense was 21% higher than the prior year on a currency neutral basis, largely driven by higher spending around the Olympics and European Football Championships in the first quarter of fiscal 2013.

Operating overhead expense increased 10% and 11% during the second quarter and first six months of fiscal 2013, respectively. Changes in currency exchange rates decreased the growth in operating overhead expense by 2 percentage points for both periods. The increase for both the quarter and year to date periods was primarily attributable to higher wage related costs and performance-based compensation to support the growth of our overall business as well as increased investments in our expanding Direct to Consumer business.

For the full fiscal year, we anticipate selling and administrative expense to grow at a high-single to low-double-digit rate as we continue to make investments in our brands and growth initiatives while we anniversary demand creation investments made in the fourth quarter of fiscal 2012 for the Olympics and European Football Championships.

Other (Income) Expense, net

	Three Months Ended November 30,		Six Months Ended November 30,
(Dollars in millions)	2012	2011	2012	2011
Other (income) expense, net	$(17)	$10	$(45)	$27

Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.

For the second quarter of fiscal 2013, other (income) expense, net increased $27 million compared to the prior year. This change was primarily driven by a $39 million change from foreign currency net losses in the prior year to net gains in the current year. These impacts were partially offset by changes in other non-operating net gains and losses. For the first six months of fiscal 2013, other (income) expense, net increased $72 million compared to the prior year, primarily due to a $75 million change from foreign currency net losses in the prior year to net gains in the current year.

We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net had a favorable impact of approximately $10 million on our income before income taxes for the second quarter of fiscal 2013, and an unfavorable impact of $19 million for the first six months of fiscal 2013.

Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2012	2011	% Change	2012	2011	% Change
Effective tax rate	26.8%	24.1%	270 bps	26.9%	24.1%	280 bps

20 | P a g e

Our effective tax rate on continuing operations for the second quarter and first six months of fiscal 2013 was 270 and 280 basis points higher than the effective tax rate on continuing operations for the respective prior year periods. The increase in our effective tax rate was primarily driven by changes in uncertain tax positions and an increase in the effective tax rate on foreign operations.

We anticipate the effective tax rate for the full fiscal year will be approximately 26.5%.

Discontinued Operations

On November 30, 2012, we completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The results of Umbro’s operations and Umbro’s financial position are presented as discontinued operations on the condensed consolidated statements of income and balance sheets, respectively. Previously, these amounts were reported in our segment presentation as “Businesses to be Divested.” Upon meeting the held-for-sale criteria, we recorded a loss of $107 million, net of tax, on the sale of Umbro. The loss on sale was calculated as the net sales price less the Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, the release of the associated cumulative translation adjustment of $129 million, offset by a tax benefit on the loss of $67 million. Previously, we disclosed the potential for certain tax balances to be written off as a result of the sale of Umbro. However, upon determining the final transaction structure, we determined that those amounts remain realizable and therefore were not part of the loss on sale of Umbro.

Under the sale agreement, we will provide transition services to Iconix while certain markets are converted and transitioned to Iconix-designated licensees. These transition services are expected to be completed by May 31, 2013. We also expect to wind down the remaining operations of Umbro over the remainder of fiscal 2013 and incur approximately $30 million of additional exit and disposal costs related to this transaction. The continuing operating cash flows are not expected to be significant to the Umbro business and we will have no significant continuing involvement with Umbro beyond the transition period.

On November 16, 2012, we reached a definitive agreement to sell Cole Haan to Apax Partners for $570 million. The transaction is expected to be completed in the third fiscal quarter of 2013. At November 30, 2012, we classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan’s operations in the net loss from discontinued operations line item on the condensed consolidated statements of income. Previously, these amounts were reported in our segment presentation as “Businesses to be Divested.” We are expecting a gain on the sale of Cole Haan that will be recognized when the transaction closes. The transition services associated with this transaction are immaterial.

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

As part of our centrally managed foreign exchange risk management program, standard foreign currency exchange rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and certain Other Businesses. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and certain Other Businesses reflect use of these standard foreign currency exchange rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency exchange rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.

The breakdown of revenues follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011(1)	% Change	% Change Excluding Currency Changes(2)	2012	2011(1)	% Change	% Change Excluding Currency Changes(2)
North America	$2,421	$2,066	17%	17%	$5,127	$4,266	20%	20%
Western Europe	897	915	-2%	4%	2,064	2,143	-4%	6%
Central & Eastern Europe	266	261	2%	7%	608	595	2%	12%
Greater China	577	650	-11%	-12%	1,149	1,178	-2%	-4%
Japan	219	198	11%	13%	402	392	3%	3%
Emerging Markets	1,052	948	11%	18%	1,919	1,748	10%	20%
Global Brand Divisions	27	25	8%	15%	54	57	-5%	2%
Total NIKE Brand Revenues	5,459	5,063	8%	11%	11,323	10,379	9%	13%
Other Businesses	518	488	6%	6%	1,153	1,073	7%	8%
Corporate(3)	(22)	(5)	-	-	(47)	(13)	-	-
TOTAL NIKE, INC. REVENUES	$5,955	$5,546	7%	10%	$12,429	$11,439	9%	13%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)

Results have been restated using actual currency exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)

Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses but managed through our central foreign exchange risk management program.

The primary financial measure we use to evaluate the performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest (income) expense, net and income taxes in the Condensed consolidated statements of income. As discussed in Note 11 — Operating Segments in the accompanying notes to unaudited condensed consolidated financial statements, certain corporate costs are not included in EBIT of our operating segments.

21 | P a g e

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2012	2011(1)	% Change	2012	2011(1)	% Change
North America	$556	$426	31%	$1,186	$965	23%
Western Europe	113	92	23%	327	315	4%
Central & Eastern Europe	43	33	30%	104	103	1%
Greater China	185	220	-16%	349	391	-11%
Japan	43	35	23%	67	69	-3%
Emerging Markets	305	247	23%	528	437	21%
Global Brand Divisions	(324)	(281)	-15%	(699)	(547)	-28%
Total NIKE Brand	921	772	19%	1,862	1,733	7%
Other Businesses	80	71	13%	201	176	14%
Corporate	(290)	(208)	-39%	(555)	(403)	-38%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$711	$635	12%	$1,508	$1,506	0%
Interest (income) expense, net	(1)	3	-	(4)	3	-
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$712	$632	13%	$1,512	$1,503	1%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,471	$1,305	13%	13%	$3,203	$2,749	17%	17%
Apparel	788	661	19%	19%	1,583	1,293	22%	23%
Equipment	162	100	62%	61%	341	224	52%	52%
TOTAL REVENUES	$2,421	$2,066	17%	17%	$5,127	$4,266	20%	20%
Revenues by:
Sales to Wholesale Customers	$1,866	$1,616	15%	15%	$3,878	$3,252	19%	19%
Sales Direct to Consumer	555	450	23%	23%	1,249	1,014	23%	23%
TOTAL REVENUES	$2,421	$2,066	17%	17%	$5,127	$4,266	20%	20%
EARNINGS BEFORE INTEREST AND TAXES	$556	$426	31%		$1,186	$965	23%

Revenues for North America increased 17% for the second quarter and 20% for the first six months of fiscal 2013, driven by growth in both wholesale and Direct to Consumer channels. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers, driving demand for NIKE Brand products across most key categories, most notably Men’s Training, Basketball, and Running. Comparable store sales in our Direct to Consumer stores increased 18% for both the second quarter and year to date periods.

For the second quarter and first six months of fiscal 2013, footwear revenue in North America increased 13% and 17%, respectively, driven by higher demand in most key categories, most notably Running, Basketball and Sportswear. For the second quarter and first half of fiscal 2013, unit sales increased 7% and 10%, respectively, and average selling price per pair increased 6% and 7%, respectively, driven primarily by product price increases.

Apparel revenue in North America for the second quarter and first six months of fiscal 2013 increased 19% and 22%, respectively, driven by growth in Men’s Training, reflecting the addition of our new NFL licensed business, as well as Basketball, Women’s Training, and Running. Average selling price per unit for the second quarter and first half of fiscal 2013 increased 21% and 19%, respectively. Approximately 16% of the increase in both periods was primarily due to a larger mix of higher price-point products, specifically within Men’s Training, Basketball, and Brand Jordan, with the remaining increase due to an increase in average selling prices to offset higher product costs. Unit sales for the second quarter decreased 2%, largely driven by a decline in our Sportswear category, which more than offset growth in other categories. For the year to date period, units sold increased 3%.

North America EBIT increased 31% in the second quarter as revenue growth of 17%, gross margin improvement, and selling and administrative expense leverage all contributed to increased profitability. Gross margin increased 120 basis points, as the favorable impacts from product price increases and a lower mix of off-price sales more than offset higher product costs and higher royalties related to our NFL business. Compared to the same period last year, selling and administrative expense was a lower percentage of revenues despite increased demand creation spending and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business. For the year to date period, EBIT increased 23% as higher revenues and a 70 basis point expansion in gross margin were partially offset by an increase in selling and administrative expense. The gross margin increase for the first half of fiscal 2013 reflects the favorable impact of price increases, which more than offset higher product costs and royalties for our NFL business. The increase in selling and administrative expense was largely driven by higher demand creation expense supporting key product initiatives and the Olympics in the first quarter of fiscal 2013.

22 | P a g e

Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$545	$538	1%	8%	$1,259	$1,269	-1%	9%
Apparel	301	324	-7%	-1%	683	740	-8%	1%
Equipment	51	53	-4%	4%	122	134	-9%	-1%
TOTAL REVENUES	$897	$915	-2%	4%	$2,064	$2,143	-4%	6%
Revenues by:
Sales to Wholesale Customers	$739	$780	-5%	1%	$1,737	$1,850	-6%	3%
Sales Direct to Consumer	158	135	17%	26%	327	293	12%	22%
TOTAL REVENUES	$897	$915	-2%	4%	$2,064	$2,143	-4%	6%
EARNINGS BEFORE INTEREST AND TAXES	$113	$92	23%		$327	$315	4%

On a currency neutral basis, revenues for Western Europe increased 4% for the second quarter of fiscal 2013 and 6% for the first half of the year, despite poor economic conditions impacting our Southern European businesses. Most territories reported revenue growth for the quarter and year to date periods, which more than offset revenue declines of 9% and 14% in Italy and 23% and 11% in Iberia, respectively. Revenues for the United Kingdom & Ireland, the largest market in Western Europe, increased 5% for the second quarter and 8% for the first half of fiscal 2013. Western Europe’s Direct to Consumer revenues on a constant currency basis increased 26% for the second quarter and 22% for the first half of fiscal 2013, primarily driven by an increase in comparable store sales. On a category basis, Western Europe revenue growth for the second quarter and year to date period was driven largely by growth in our Running, Football (Soccer), and Basketball categories.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 8% for the second quarter and 9% for the year to date period. The footwear revenue increase in the second quarter and first half of fiscal 2013 was primarily driven by growth in Running, Sportswear, and Basketball. Both unit sales and average selling price per pair increased 4% in the second quarter, the latter primarily the result of product price increases. For the first half of fiscal 2013, unit sales increased 5% and average selling price per pair increased 4%, primarily due to product price increases.

Excluding changes in currency exchange rates, apparel revenue in Western Europe decreased 1% for the second quarter of fiscal 2013. The overall decrease in apparel revenues for the second quarter was due to a decline in Sportswear, partially offset by growth in Football (Soccer) and Running. Year-over-year, second quarter unit sales decreased 6% and average selling price per unit increased 5%, primarily attributable to product price increases. For the first six months of fiscal 2013, apparel revenues in Western Europe increased 1% excluding changes in currency exchange rates, attributable to growth in Football (Soccer) and Running, which was partially offset by a decrease in Sportswear. For the year to date period, unit sales decreased 3% and average selling price per unit increased 4%, attributable to pricing actions.

On a reported basis, revenues for the second quarter and first half of fiscal 2013 for Western Europe decreased 2% and 4%, respectively, while EBIT increased 23% and 4%, respectively. Western Europe’s EBIT growth for the second quarter was primarily the result of higher gross margin and lower selling and administrative expense. Gross margin increased 240 basis points for both the second quarter and the first six months of fiscal 2013 primarily due to more favorable standard foreign currency exchange rates; higher selling prices were mostly offset by higher product costs. In the second quarter, selling and administrative expense declined due to lower personnel costs. For the year to date period, EBIT growth was primarily due to gross margin improvement, offset by higher selling and administrative expense largely as a result of demand creation spending for the Olympics and European Football Championships in the first quarter of fiscal 2013.

Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$134	$135	-1%	4%	$312	$315	-1%	9%
Apparel	117	111	5%	10%	251	234	7%	17%
Equipment	15	15	0%	5%	45	46	-2%	9%
TOTAL REVENUES	$266	$261	2%	7%	$608	$595	2%	12%
EARNINGS BEFORE INTEREST AND TAXES	$43	$33	30%		$104	$103	1%

Excluding changes in currency exchange rates, revenues for Central & Eastern Europe increased 7% for the second quarter and 12% for the first half of fiscal 2013, driven by growth across most territories, particularly in Russia and Turkey, which more than offset lower revenues in Greece. Overall revenue growth in Central and Eastern Europe for the second quarter and year to date period was driven by growth in most key categories, most notably Running, Football (Soccer), and Sportswear.

Excluding changes in currency exchange rates, Central & Eastern Europe’s footwear revenue increased 4% and 9% for the second quarter year to date period, respectively. The overall increase in footwear revenues for both periods was primarily driven by growth in Running, partially off-set by lower revenues for Sportswear and Football (Soccer). In the second quarter, unit sales decreased 3% and average selling price per pair increased 7%, primarily reflective of product price increases. For the first six months of fiscal 2013, unit sales increased 4% and average selling price per pair increased 5%, attributable to product price increases.

Excluding changes in currency exchange rates, Central & Eastern Europe’s apparel revenues increased 10% for the second quarter mainly driven by growth in Football (Soccer) and Sportswear. In the second quarter of fiscal 2013, unit sales increased 6% and average selling price per unit increased 4%, reflective of product price increases. For the year to date period, apparel revenues increased 17%, driven by growth in most key categories, most notably Football (Soccer), Sportswear, and Running. For the first half of fiscal 2013, unit sales increased 13% and average selling price per unit increased 4%, reflective of product price increases.

On a reported basis, revenues for Central & Eastern Europe increased 2% for both the second quarter and first half of fiscal 2013, while EBIT grew 30% and 1%, respectively. The EBIT growth for the second quarter was primarily the result of higher revenues, gross margin improvement, and significant selling and administrative expense leverage. Gross margin for the second quarter and first half of fiscal 2013 increased 150 basis points and 120 basis points, respectively, primarily due to product price increases that more than offset higher product costs and more favorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percentage of revenues for the second quarter, mainly due to higher advertising spending in the prior year, but increased for the first half of fiscal 2013 due to higher demand creation spending related to the Olympics and European Football Championships in the first quarter of fiscal 2013.

23 | P a g e

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$324	$353	-8%	-9%	$680	$667	2%	1%
Apparel	224	268	-16%	-17%	402	445	-10%	-11%
Equipment	29	29	0%	-2%	67	66	2%	-1%
TOTAL REVENUES	$577	$650	-11%	-12%	$1,149	$1,178	-2%	-4%
EARNINGS BEFORE INTEREST AND TAXES	$185	$220	-16%		$349	$391	-11%

Excluding changes in currency exchange rates, Greater China revenues decreased 12% and 4% for the second quarter and first half of fiscal 2013, respectively, driven by lower futures orders and proactive order cancellations to manage the amount of new product flowing into the market, as well as increased sales related reserves for product returns and discounts. These drivers were partially offset by growth in our Direct to Consumer revenues, driven by comparable store sales growth of 10% and 8% for the second quarter and first six months of fiscal 2013, respectively. For both the second quarter and year to date period, revenues in most key categories were lower.

Excluding changes in currency exchange rates, Greater China footwear revenue declined 9% for the second quarter, primarily driven by lower sales across most key categories, most notably Sportswear, Basketball, and Men’s Training, and increased reserves for product returns and retailer discounts to help clear excess inventory at retail. For the second quarter of fiscal 2013, unit sales decreased 10% while the average selling price per pair increased 1%, primarily reflecting a favorable mix of higher priced products. For the year to date period, footwear revenues increased 1%, primarily driven by growth in Running, largely offset by lower revenues in Sportswear and Women’s Training. Average selling price per pair for the first six months of fiscal 2013 increased 3%, while unit sales were 2% lower. The increase in average selling price per pair for the first half of fiscal 2013 is reflective of product price increases, primarily benefitting the first quarter of fiscal 2013.

Excluding changes in currency exchange rates, apparel revenues for Greater China were 17% lower for the second quarter, largely driven by a decrease in Sportswear and Men’s Training revenues. Unit sales were 22% lower in the second quarter of fiscal 2013, due to lower demand and increased reserves for product returns and retailer discounts to clear excess inventory at retail, while the average selling price per unit increased 5%, primarily reflecting a favorable mix of higher priced performance products. Year to date apparel revenues declined 11%, primarily attributable to decreased Sportswear, Men’s Training, and Women’s Training revenues, partially offset by growth in Basketball. For the first six months of fiscal 2013, unit sales were 13% lower than the prior year period and average selling price per unit increased 2%, reflecting a favorable product mix.

On a reported basis, revenues for Greater China decreased 11% for the second quarter, while EBIT fell 16%, primarily driven by lower revenues and an increase in selling and administrative expense, partially offset by higher gross margin. Selling and administrative expense increased as a percentage of revenues, primarily driven by increased investment in our Direct to Consumer business and the decrease in revenues. Gross margin improved 90 basis points in the second quarter due to more favorable standard foreign currency exchange rates, partially offset by a higher mix of close-out sales.

For the first six months of fiscal 2013, revenues on a reported basis decreased 2% while EBIT decreased 11%, primarily driven by lower revenues and higher selling and administrative expense, offset partially by an increase in gross margin. Selling and administrative expense increased as a percentage of revenues, primarily driven by higher operational overhead reflecting investments in both wholesale and Direct to Consumer operations. Gross margin improved 50 basis points for the year to date period, due to more favorable standard foreign currency exchange rates, partially offset by a higher mix of close-out sales.

Despite the challenges we’ve seen in China, there are early indications that our strategies are taking hold in the marketplace. Comparable store sales are growing in both NIKE-owned Direct to Consumer and wholesale customer doors, inventory levels in the marketplace are beginning to decline, and apparel product sell-through is improving. However, we still expect lower year-on-year revenue and EBIT from Greater China over the next few quarters as we work to position this market to capture the tremendous long-term growth potential.

Japan

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$107	$100	7%	10%	$213	$203	5%	6%
Apparel	98	83	18%	19%	159	155	3%	3%
Equipment	14	15	-7%	-6%	30	34	-12%	-12%
TOTAL REVENUES	$219	$198	11%	13%	$402	$392	3%	3%
EARNINGS BEFORE INTEREST AND TAXES	$43	$35	23%		$67	$69	-3%

Excluding changes in currency exchange rates, revenues for Japan increased 13% for the second quarter driven by higher revenues in all but one category, including strong growth in Running, Men’s Training, and Football (Soccer). For the year to date period, constant currency growth of 3% was driven by higher revenues in Running and Football (Soccer).

On a reported basis, second quarter revenues for Japan increased 11% while EBIT increased 23% as a result of higher revenues and selling and administrative expense leverage. The decrease in selling and administrative expense as a percentage of revenues was primarily driven by lower sports marketing and digital demand creation spending. For the first half of fiscal 2013, reported revenue increased 3% while EBIT declined 3%. The decrease in EBIT was largely due to higher selling and administrative expense as a percentage of revenue due to higher demand creation spending around the Olympics in the first quarter of fiscal 2013.

24 | P a g e

Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$718	$660	9%	16%	$1,322	$1,227	8%	18%
Apparel	273	233	17%	24%	484	415	17%	27%
Equipment	61	55	11%	16%	113	106	7%	16%
TOTAL REVENUES	$1,052	$948	11%	18%	$1,919	$1,748	10%	20%
EARNINGS BEFORE INTEREST AND TAXES	$305	$247	23%		$528	$437	21%

Excluding changes in currency exchange rates, revenues for the Emerging Markets increased 18% for the second quarter and 20% for the first half of fiscal 2013. For both periods, revenues were higher for every key category and territory, led by Brazil, Argentina, and Mexico.

Excluding changes in currency exchange rates, Emerging Markets footwear revenues grew 16% and 18% for the second quarter and first half of fiscal 2013, respectively, led by Running, Football (Soccer) and Men’s and Women’s Training. Unit sales increased approximately 11% and 13% for the second quarter and first half of fiscal 2013, respectively, while average selling price per pair increased approximately 5% for both periods, primarily reflective of product price increases.

Excluding changes in currency exchange rates, apparel revenues for the second quarter and year to date period were 24% and 27%, respectively, led by Football (Soccer), Running, and Sportswear. For the second quarter and first six months of fiscal 2013, apparel revenue was driven by approximately 14% and 20% growth in unit sales and approximately 10% and 7% growth in average selling price per unit, respectively. The increase in average selling price per unit for both periods was driven primarily by product price increases and to a lesser extent, a favorable mix of higher priced products.

On a reported basis, revenues for the Emerging Markets increased 11% and 10% for the second quarter and first half of fiscal 2013, respectively, while EBIT grew 23% and 21%, respectively, due largely to improved gross margins. Gross margin increased 300 basis points and 250 basis points for the second quarter and first half of fiscal 2013, primarily due to changes in standard foreign currency exchange rates, as well as the favorable impact from product price increases which more than offset higher product costs. As a percentage of revenues, selling and administrative expense was flat for both the second quarter and year to date period.

Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues	$27	$25	8%	15%	$54	$57	-5%	2%
(Loss) Before Interest and Taxes	$(324)	$(281)	15%		$(699)	$(547)	28%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

The increase in the loss for the second quarter and year to date period was primarily driven by increased investments and marketing support for our digital business and product creation initiatives. For the year to date period, a higher level of first quarter demand creation spending around the Olympics and European Football Championships also contributed to the increase.

Other Businesses

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	% Change Excluding Currency Changes	2012	2011	% Change	% Change Excluding Currency Changes
Revenues	$518	$488	6%	6%	$1,153	$1,073	7%	8%
Earnings Before Interest and Taxes	$80	$71	13%		$201	$176	14%

Our Other Businesses comprise Converse, Hurley and NIKE Golf.

Excluding changes in currency exchange rates, revenues for our Other Businesses increased 6% in the second quarter, and 8% for the first half of fiscal 2013, reflecting growth across all businesses. Converse revenues grew 5% for the second quarter and 8% year to date, driven primarily by increased sales in the United Kingdom and China, as well as our North America Direct to Consumer business. NIKE Golf grew 10% for the second quarter and 8% for the first half of fiscal 2013.

On a reported basis, EBIT for our Other Businesses increased 13% for the second quarter and 14% year to date, driven by improved profits at Converse, NIKE Golf, and Hurley.

Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2012	2011	% Change	2012	2011	% Change
Revenues	$(22)	$(5)	-	$(47)	$(13)	-
(Loss) Before Interest and Taxes	$(290)	$(208)	39%	$(555)	$(403)	38%

25 | P a g e

Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; intercompany eliminations; and other items.

Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Other Businesses but managed through our central foreign exchange risk management program.

In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results include all other foreign currency hedge gains and losses generated through our centrally managed foreign exchange risk management program, other conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies, and gains and losses resulting from the difference between actual foreign currency exchange rates and standard foreign currency exchange rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Other Businesses.

Corporate loss increased by $82 million and $152 million for the second quarter and first six months of fiscal 2013, respectively. The increase is primarily comprised of the following:

•

Higher foreign exchange losses included in gross margin of $86 million for the second quarter and $161 million for the first six months of fiscal 2013 related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Other Businesses, net of hedge gains,

•

Change in other foreign currency related results included in other (income) expense, net from net losses in the prior year to net gains in the current year of $39 million for the second quarter and $75 million for the first six months of fiscal 2013, and

•	Higher corporate overhead expense of $32 million and $69 million for the second quarter and first six months of fiscal 2013, respectively, primarily due to higher wage related expense.

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

26 | P a g e

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposure as discussed below. As of November 30, 2012, there were outstanding currency forward contracts with maturities up to 30 months. The fair value of outstanding currency forward contracts at November 30, 2012 and May 31, 2012 was $78 million and $183 million in assets and $39 million and $32 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect consolidated earnings. The ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. Ineffectiveness was not material for the three and six months ended November 30, 2012 and 2011.

Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and the embedded derivative contracts discussed above are not formally designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in fair value of these instruments are immediately recognized in other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged. The fair value of undesignated instruments was $26 million and $55 million in assets and $31 million and $20 million in liabilities at November 30, 2012 and May 31, 2012, respectively.

Refer to Note 5 — Fair Value Measurements and Note 9 – Risk Management and Derivatives in the accompanying notes to unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded.

Translational exposures

Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $(165) million and $(28) million, respectively, for the three months ended November 30, 2012 and approximately $98 million and $23 million, respectively, for the three months ended November 30, 2011. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $(488) million and $(93) million, respectively, for the six months ended November 30, 2012 and approximately $416 million and $86 million, respectively, for the six months ended November 30, 2011.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated securities at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments. The combination of the purchase and sale of the U.S. Dollar investment and the hedging instrument has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at November 30, 2012 and May 31, 2012 was $12 million and $27 million in assets and $12 million and $3 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other (income) expense, net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. The impact of ineffective hedges was not material for any period presented.

The combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net had a favorable impact on our income before income taxes of approximately $10 million for the three months ended November 30, 2012 and had an unfavorable impact of approximately $19 million for the six months ended November 30, 2012.

Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying notes to unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI. As of November 30, 2012 and May 31, 2012 there were no outstanding net investment hedges. There were no cash flows from net investment hedge settlements for the six month period ended November 30, 2012. Cash flows from net investment hedge settlements totaled $(8) million for the six month period ended November 30, 2011.

Liquidity and Capital Resources

Cash Flow Activity

Our primary source of operating cash flow for the first six months of fiscal 2013 was net income of $951 million. Cash provided by operations was $1,245 million for the first six months of fiscal 2013 compared to $597 million for the first six months of fiscal 2012, driven largely by significantly smaller increases in working capital in the current year. For the first six months of fiscal 2013 changes in working capital resulted in a net cash outflow of $113 million compared to a net cash outflow of $775 million for the same period in fiscal 2012. This year-over-year change in cash invested in working capital was primarily driven by our continued focus on inventory management.

Cash provided by investing activities was $160 million during the first six months of fiscal 2013, compared to $832 million for the first six months of fiscal 2012. The year-over-year decrease was primarily due to lower net proceeds from short-term investments (sales and maturities, less purchases); net proceeds were $197 million in the first half of fiscal 2013 compared to net proceeds of $1,135 million in the first half of fiscal 2012. In fiscal 2013, the lower net proceeds from short-term investments were partially offset by $225 million in proceeds from the sale of Umbro.

27 | P a g e

Cash used by financing activities was $1,431 million for the first six months of fiscal 2013 compared to $1,454 million for the first six months of fiscal 2012. The decrease in cash used by financing activities was primarily due to lower common stock repurchases combined with a decrease in long-term debt maturities, which together more than offset lower proceeds from stock option exercises compared to the same prior year period.

In the first six months of fiscal 2013, we purchased 24.4 million shares of NIKE’s class B common stock for $1,162 million and concluded the Company’s four-year, $5 billion share repurchase program approved by the Board of Directors in September 2008. Under this program the Company purchased a total of 118.8 million shares at an average price of $42.08. Following the completion of this program, the Company began repurchases under a four-year, $8 billion program approved by the NIKE, Inc. Board of Directors in September 2012. Of the total shares repurchased during the second quarter, 6.2 million shares were purchased under this program at a cost of approximately $294 million. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources

On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2016, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2018. As of and for the quarter ended November 30, 2012, we had no amounts outstanding under our committed credit facility.

We currently have long-term debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2012, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. During the three months ended November 30, 2012, we issued commercial paper and repaid borrowings totaling $305 million. As of November 30, 2012, no amounts were outstanding under this program. We may continue to issue commercial paper from time to time during fiscal 2013 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

As of November 30, 2012, we had cash, cash equivalents and short-term investments totaling $3.5 billion, of which $3.0 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short-term investment portfolio is less than 116 days as of November 30, 2012.

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

The total liability for uncertain tax positions was $374 million, excluding related interest and penalties, at November 30, 2012. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $78 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

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

28 | P a g e

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

29 | P a g e

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2012.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30 | P a g e

Special Note Regarding Forward-Looking

Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and information technology systems; data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations, and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of our decision to divest of the Cole Haan and Umbro businesses; and other factors referenced or incorporated by reference in this report and other reports.

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

31 | P a g e

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

During the three months ended November 30, 2012, the Company concluded the previous four-year, $5 billion share repurchase program approved by the Board of Directors in September 2008. During this program the Company purchased a total of 118.8 million shares at an average price of $42.08 per share. Following the completion of this program, the Company began repurchases under the new four-year, $8 billion program approved by the Board of Directors in September 2012.

The following table presents a summary of share repurchases made by NIKE under the purchase programs during the quarter ended November 30, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
September 1 — September 30, 2012	2,815,400	$48.74	2,815,400	$7,952
October 1 — October 31, 2012	2,854,956	$47.27	2,854,956	$7,817
November 1 — November 30, 2012	2,368,718	$47.00	2,368,718	$7,706
	8,039,074	$47.71	8,039,074

ITEM 6.	EXHIBITS

(a) EXHIBITS:

3.1†	Restated Articles of Incorporation, as amended.
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.8*	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 25, 2012).
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith
*	Management contract or compensatory plan or arrangement.

32 | P a g e

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: January 9, 2013

33 | P a g e