Form 10-Q
period 2013-02-28
NIKE INC
filed 2013-04-04
CIK 320187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Shares of Common Stock outstanding as of February 28, 2013 were:

Class A	177,957,876
Class B	715,656,697

893,614,573

NIKE, INC.

FORM 10-Q

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

2 | P a g e

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions)	February 28, 2013	May 31, 2012
ASSETS
Current assets:
Cash and equivalents	$2,557	$2,317
Short-term investments (Note 5)	1,485	1,440
Accounts receivable, net	3,232	3,132
Inventories (Note 2)	3,329	3,222
Deferred income taxes (Note 6)	275	262
Prepaid expenses and other current assets (Notes 5 and 9)	882	857
Assets of discontinued operations (Note 10)	29	615
Total current assets	11,789	11,845
Property, plant and equipment	5,370	5,057
Less accumulated depreciation	3,110	2,848
Property, plant and equipment, net	2,260	2,209
Identifiable intangible assets, net (Note 3)	376	370
Goodwill (Note 3)	131	131
Deferred income taxes and other assets (Notes 5, 6 and 9)	1,059	910
TOTAL ASSETS	$15,615	$15,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$57	$49
Notes payable	103	108
Accounts payable	1,241	1,548
Accrued liabilities (Notes 4 and 9)	1,899	1,941
Income taxes payable (Note 6)	138	65
Liabilities of discontinued operations (Note 10)	62	187
Total current liabilities	3,500	3,898
Long-term debt	161	228
Deferred income taxes and other liabilities (Notes 6 and 9)	1,287	958
Commitments and contingencies (Note 12)	-	-
Redeemable preferred stock	-	-
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 178 and 180 shares outstanding	-	-
Class B — 716 and 738 shares outstanding	3	3
Capital in excess of stated value	4,977	4,641
Accumulated other comprehensive income	231	149
Retained earnings	5,456	5,588
Total shareholders’ equity	10,667	10,381
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,615	$15,465

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

3 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
(In millions, except per share data)	2013	2012	2013	2012
Income from continuing operations:
Revenues	$6,187	$5,656	$18,616	$17,095
Cost of sales	3,451	3,171	10,522	9,616
Gross profit	2,736	2,485	8,094	7,479
Demand creation expense	619	592	2,103	1,872
Operating overhead expense	1,244	1,116	3,655	3,297
Total selling and administrative expense	1,863	1,708	5,758	5,169
Interest (income) expense, net	(2)	-	(6)	3
Other expense (income), net	17	(10)	(28)	17
Income before income taxes	858	787	2,370	2,290
Income tax expense (Note 6)	196	218	602	580
NET INCOME FROM CONTINUING OPERATIONS	662	569	1,768	1,710
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	204	(9)	49	(36)
NET INCOME	$866	$560	$1,817	$1,674
Earnings per share from continuing operations:
Basic earnings per common share	$0.74	$0.62	$1.97	$1.86
Diluted earnings per common share	$0.73	$0.61	$1.93	$1.82
Earnings per share from discontinued operations:
Basic earnings per common share	$0.23	$(0.01)	$0.05	$(0.04)
Diluted earnings per common share	$0.22	$(0.01)	$0.05	$(0.04)
Dividends declared per common share	$0.21	$0.18	$0.60	$0.52

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

4 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	February 28 and 29,		February 28 and 29,
(In millions)	2013	2012	2013	2012
Net income	$866	$560	$1,817	$1,674
Other comprehensive income (loss), net of tax:
Foreign currency translation and other (1)	10	41	40	(92)
Net (loss) gain on cash flow hedges (2)	103	(9)	54	152
Net (loss) gain on net investment hedges (3)	-	(2)	-	23
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments (4)	(21)	(2)	(95)	65
Release of cumulative translation loss related to Umbro (5) (Note 10)	1	-	83	-
Total other comprehensive income, net of tax	93	28	82	148
TOTAL COMPREHENSIVE INCOME	$959	$588	$1,899	$1,822

(1)	Net of tax (expense) benefit of $(7) million, $(37) million, $(23) million and $29 million, respectively.
(2)	Net of tax (expense) benefit of $(18) million, $3 million, $(16) million and $(7) million, respectively.
(3)	Net of tax (expense) benefit of $0 million, $0 million, $0 million and $(12) million, respectively.
(4)	Net of tax (benefit) expense of $(1) million, $0 million, $(3) million and $(12) million, respectively.
(5)	Net of tax expense of $0 million, $0 million, $47 million and $0 million, respectively.

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

5 | P a g e

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended February 28 and 29,
(In millions)	2013	2012
Cash provided by operations:
Net income	$1,817	$1,674
Income charges (credits) not affecting cash:
Depreciation	322	272
Deferred income taxes	(56)	(7)
Stock-based compensation	128	95
Amortization and other	37	48
Net gain on divestitures	(124)	-
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	38	(233)
Increase in inventories	(69)	(691)
Increase in prepaid expenses and other current assets	(79)	(149)
Decrease in accounts payable, accrued liabilities and income taxes payable	(346)	(84)
Cash provided by operations	1,668	925
Cash provided by investing activities:
Purchases of short-term investments	(1,881)	(1,901)
Maturities of short-term investments	885	2,101
Sales of short-term investments	938	1,192
Additions to property, plant and equipment	(401)	(379)
Disposals of property, plant and equipment	1	1
Proceeds from divestitures	786	-
Increase in other assets, net of other liabilities	(18)	(30)
Settlement of net investment hedges	-	14
Cash provided by investing activities	310	998
Cash used by financing activities:
Reductions in long-term debt, including current portion	(47)	(201)
Decrease in notes payable	(7)	(87)
Proceeds from exercise of stock options and other stock issuances	184	372
Excess tax benefits from share-based payment arrangements	34	85
Repurchase of common stock	(1,432)	(1,585)
Dividends — common and preferred	(515)	(454)
Cash used by financing activities	(1,783)	(1,870)
Effect of exchange rate changes	45	13
Net increase in cash and equivalents	240	66
Cash and equivalents, beginning of period	2,317	1,955
CASH AND EQUIVALENTS, END OF PERIOD	$2,557	$2,021
Supplemental disclosure of cash flow information:
Dividends declared and not paid	$188	$165

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

6 | P a g e

Notes to Unaudited Condensed Consolidated Financial Statements

7 | P a g e

NOTE 1 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2013 are not necessarily indicative of results to be expected for the entire year.

The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net income (loss) from discontinued operations line in the condensed consolidated statements of income for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the condensed consolidated balance sheets (refer to Note 10 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the condensed consolidated financial statements reflect the Company’s continuing operations.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies are now required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This requirement was effective for the Company beginning June 1, 2012. Further, this guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be effective for the Company beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning June 1, 2013, and early adoption is permitted. The Company does not anticipate the adoption will have an impact on its consolidated financial position or results of operations.

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

NOTE 2 — Inventories

Inventory balances of $3,329 million and $3,222 million at February 28, 2013 and May 31, 2012, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill

The following table summarizes the Company’s identifiable intangible asset balances at February 28, 2013 and May 31, 2012:

	February 28, 2013			May 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$110	$(34)	$76	$99	$(29)	$70
Trademarks	45	(32)	13	40	(26)	14
Other	20	(15)	5	19	(16)	3
TOTAL	$175	$(81)	$94	$158	$(71)	$87
Unamortized intangible assets – Trademarks			282			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$376			$370

Amortization expense, which is included in selling and administrative expense, was $3 million and $4 million for the three month periods ended February 28, 2013 and February 29, 2012, respectively, and $10 million and $11 million for the nine month periods ended February 28, 2013 and February 29, 2012, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2013 and each of the years ending May 31, 2014 through May 31, 2017 are as follows: remainder of 2013: $4 million; 2014: $12 million; 2015: $9 million; 2016: $8 million; 2017: $7 million.

8 | P a g e

Goodwill was $131 million at February 28, 2013 and May 31, 2012, respectively, and is included in the Company’s “Other Businesses” categories for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 4 — Accrued Liabilities

Accrued liabilities included the following:

	February 28,	May 31,
(In millions)	2013	2012
Compensation and benefits, excluding taxes	$633	$691
Taxes other than income taxes	221	169
Endorsement compensation	213	288
Dividends payable	188	165
Advertising and marketing	118	94
Import and logistics costs	101	133
Fair value of derivatives	62	55
Other(1)	363	346
TOTAL ACCRUED LIABILITIES	$1,899	$1,941

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at February 28, 2013 and May 31, 2012.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2013 and May 31, 2012 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	February 28, 2013
	Fair Value Measurements Using			Assets / Liabilities at
(In millions)	Level 1	Level 2	Level 3	Fair Value	Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$-	$260	$-	$260	Other current assets and other long-term assets
Interest rate swap contracts	-	12	-	12	Other long-term assets
Total derivatives	-	272	-	272
Available-for-sale securities:
U.S. Treasury securities	690	-	-	690	Cash and equivalents
Commercial paper and bonds	-	368	-	368	Cash and equivalents
Money market funds	-	565	-	565	Cash and equivalents
U.S. Treasury securities	807	-	-	807	Short-term investments
U.S. Agency securities	-	286	-	286	Short-term investments
Commercial paper and bonds	-	392	-	392	Short-term investments
Non-marketable preferred stock	-	-	5	5	Other long-term assets
Total available-for-sale securities	1,497	1,611	5	3,113
TOTAL ASSETS	$1,497	$1,883	$5	$3,385
LIABILITIES
Derivatives:
Foreign exchange forwards and options	-	62	-	62	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$-	$62	$-	$62

9 | P a g e

	May 31, 2012
	Fair Value Measurements Using			Assets / Liabilities at
(In millions)	Level 1	Level 2	Level 3	Fair Value	Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$-	$265	$-	$265	Other current assets and other long-term assets
Embedded derivatives	-	1	-	1	Other current assets
Interest rate swap contracts	-	15	-	15	Other current assets and other long-term assets
Total derivatives	-	281	-	281
Available-for-sale securities:
U.S. Treasury securities	226	-	-	226	Cash and equivalents
U.S. Agency securities	-	254	-	254	Cash and equivalents
Commercial paper and bonds	-	159	-	159	Cash and equivalents
Money market funds	-	770	-	770	Cash and equivalents
U.S. Treasury securities	927	-	-	927	Short-term investments
U.S. Agency securities	-	230	-	230	Short-term investments
Commercial paper and bonds	-	283	-	283	Short-term investments
Non-marketable preferred stock	-	-	3	3	Other long-term assets
Total available-for-sale securities	1,153	1,696	3	2,852
TOTAL ASSETS	$1,153	$1,977	$3	$3,133
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$-	$55	$-	$55	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$-	$55	$-	$55

Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at February 28, 2013 or May 31, 2012. Refer to Note 9 — Risk Management and Derivatives for additional detail.

Available-for-sale securities comprise investments in U.S. Treasury and agency securities, money market funds, and corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).

The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 28, 2013 and the year ended May 31, 2012.

No transfers among the levels within the fair value hierarchy occurred during the nine months ended February 28, 2013 and the year ended May 31, 2012.

As of February 28, 2013 and May 31, 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.

Short-Term Investments

As of February 28, 2013 and May 31, 2012, short-term investments consisted of available-for-sale securities. As of February 28, 2013, the Company held $1,199 million of available-for-sale securities with maturity dates within one year from purchase date and $286 million with maturity dates over one year and less than five years from purchase date within short-term investments. As of May 31, 2012, the Company held $1,129 million of available-for-sale securities with maturity dates within one year from purchase date and $311 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	February 28,	May 31,
(In millions)	2013	2012
Available-for-sale investments:
U.S. treasury and agencies	$1,093	$1,157
Commercial paper and bonds	392	283
TOTAL AVAILABLE-FOR-SALE INVESTMENTS	$1,485	$1,440

Interest income related to cash and equivalents and short-term investments included within interest (income) expense, net was $6 million and $7 million for each of the three month periods ended February 28, 2013 and February 29, 2012, respectively, and $20 million and $22 million for each of the nine month periods ended February 28, 2013 and February 29, 2012, respectively.

Fair Value of Long-Term Debt and Notes Payable

The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $223 million at February 28, 2013 and $283 million at May 31, 2012.

The carrying amounts reflected in the unaudited condensed consolidated balance sheets for notes payable approximate fair value.

NOTE 6 — Income Taxes

The effective tax rate on continuing operations was 25.4% and 25.3% for the nine months ended February 28, 2013 and February 29, 2012, respectively. The increase in the Company’s effective tax rate was primarily driven by an increase in the effective tax rate on foreign operations as a result of changes in the geographical mix of earnings partially offset by a benefit from the retroactive reinstatement of the U.S. research and development credit by the American Taxpayer Relief Act of 2012.

10 | P a g e

As of February 28, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $419 million, $213 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2012, total gross unrecognized tax benefits, excluding interest and penalties, were $285 million, $150 million of which would affect the Company’s effective tax rate if recognized in future periods. The gross liability for payment of interest and penalties increased $34 million during the nine months ended February 28, 2013. As of February 28, 2013, accrued interest and penalties related to uncertain tax positions was $142 million (excluding federal benefit).

The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal year 2010, and is currently under examination by the Internal Revenue Service (“IRS”) for the fiscal 2011 and 2012 tax years. The Company’s major foreign jurisdictions, China, the Netherlands, and Brazil have concluded substantially all income tax matters through calendar 2002, fiscal 2006, and calendar 2006, respectively. The Company estimates that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $58 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended		Nine Months Ended
	February 28 and 29,		February 28 and 29,
(In millions)	2013	2012	2013	2012
Stock options(1)	$32	$26	$90	$70
ESPPs	4	4	14	12
Restricted stock	9	4	24	13
TOTAL STOCK-BASED COMPENSATION EXPENSE	$45	$34	$128	$95

(1)

Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $6 million and $4 million for the three month periods ended February 28, 2013 and February 29, 2012, respectively, and $16 million and $12 million for the nine month periods ended February 28, 2013 and February 29, 2012, respectively.

As of February 28, 2013, the Company had $232 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.5 years.

The weighted average fair value per share of the options granted during the nine months ended February 28, 2013 and February 29, 2012, as computed using the Black-Scholes pricing model, was $12.71, and $11.07, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended
	February 28 and 29,
	2013	2012
Dividend yield	1.5%	1.4%
Expected volatility	35.0%	29.5%
Weighted average expected life (in years)	5.3	5.0
Risk-free interest rate	0.6%	1.4%

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

NOTE 8 — Earnings Per Share

The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 14.5 million and 13.5 million shares of common stock were outstanding for the three month periods ended February 28, 2013 and February 29, 2012, respectively, and 12.6 million and 13.4 million shares of common stock were outstanding for the nine month periods ended February 28, 2013 and February 29, 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

On November 15, 2012 the Company announced a two-for-one stock split of both NIKE Class A and Class B Common shares. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.

11 | P a g e

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
(In millions, except per share data)	2013	2012	2013	2012
Determination of shares:
Weighted average common shares outstanding	893.9	915.1	898.9	921.2
Assumed conversion of dilutive stock options and awards	17.8	19.5	17.6	19.1
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	911.7	934.6	916.5	940.3
Earnings per share from continuing operations:
Basic earnings per common share	$0.74	$0.62	$1.97	$1.86
Diluted earnings per common share	$0.73	$0.61	$1.93	$1.82
Earnings per share from discontinued operations:
Basic earnings per common share	$0.23	$(0.01)	$0.05	$(0.04)
Diluted earnings per common share	$0.22	$(0.01)	$0.05	$(0.04)
Basic earnings per common share for NIKE, Inc.	$0.97	$0.61	$2.02	$1.82
Diluted earnings per common share for NIKE, Inc.	$0.95	$0.60	$1.98	$1.78

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

The majority of derivatives outstanding as of February 28, 2013 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 28, 2013 was approximately $9 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs.

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of February 28, 2013 and May 31, 2012:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	February 28, 2013	May 31, 2012	Balance Sheet Location	February 28, 2013	May 31, 2012
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$122	$203	Accrued liabilities	$37	$35
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	73	7	Deferred income taxes and other long-term liabilities	1	-
Interest rate swap contracts	Deferred income taxes and other long-term assets	12	15	Deferred income taxes and other long-term liabilities	-	-
Total derivatives formally designated as hedging instruments		207	225		38	35
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	65	55	Accrued liabilities	24	20
Embedded derivatives	Prepaid expenses and other current assets	-	1	Accrued liabilities	-	-
Total derivatives not designated as hedging instruments		65	56		24	20
TOTAL DERIVATIVES		$272	$281		$62	$55

12 | P a g e

The following tables present the amounts affecting the consolidated statements of income for the three and nine months ended February 28, 2013 and February 29, 2012:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income (1)
	Three Months Ended February 28,	Nine Months Ended February 28,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Three Months Ended February 28,	Nine Months Ended February 28,
(In millions)	2013	2013		2013	2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$37	$41	Revenue	$(3)	$(28)
Foreign exchange forwards and options	60	17	Cost of sales	26	109
Foreign exchange forwards and options	(1)	(3)	Selling and administrative expense	1	2
Foreign exchange forwards and options	25	15	Other expense (income), net	(4)	9
Total designated cash flow hedges	$121	$70		$20	$92
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$-	$-	Other expense (income), net	$-	$-

(1)

For the three and nine months ended February 28, 2013, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives (1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income (1)
	Three Months Ended February 29,	Nine Months Ended February 29,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Three Months Ended February 29,	Nine Months Ended February 29,
(In millions)	2012	2012		2012	2012
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(12)	$5	Revenue	$-	$14
Foreign exchange forwards and options	3	146	Cost of sales	(1)	(74)
Foreign exchange forwards and options	-	-	Selling and administrative expense	(1)	(3)
Foreign exchange forwards and options	(3)	8	Other expense (income), net	4	(14)
Total designated cash flow hedges	$(12)	$159		$2	$(77)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$(2)	$35	Other expense (income), net	$-	$-

(1)

For the three and nine months ended February 29, 2012, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,		Location of Gain (Loss) Recognized in Income on Derivatives
(In millions)	2013	2012	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$4	$5	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$37	$(17)	$(14)	$(14)	Other expense (income), net
Embedded derivatives	$-	$-	$(3)	$-	Other expense (income), net

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

13 | P a g e

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

The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three and nine month periods ended February 28, 2013 and February 29, 2012.

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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense (income), net. For the three and nine month periods ended February 28, 2013 and February 29, 2012, the amounts recorded in other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.

As of February 28, 2013, $86 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2013, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 27 months.

Fair Value Hedges

The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of February 28, 2013, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine month periods ended February 28, 2013 or February 29, 2012.

Net Investment Hedges

The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended February 28, 2013 or February 29, 2012.

Embedded Derivatives

As part of the foreign currency adjustment program described above, currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory, create an embedded derivative upon the factory’s acceptance of NIKE’s purchase order. Embedded derivatives are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At February 28, 2013, the notional amount of embedded derivatives was approximately $121 million.

Undesignated Derivative Instruments

The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives

14 | P a g e

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

The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2013, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of derivative instruments with credit risk related contingent features that were in a net liability position was $6 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Discontinued Operations

The Company continually evaluates its existing portfolio of businesses to ensure resources are invested in those businesses that are accretive to the NIKE Brand and represent the largest growth potential and highest returns. On May 31, 2012, the Company announced its intention to divest of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.

On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million tax; this gain is included in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan’s operations in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. Prior to the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the condensed consolidated balance sheets, respectively. Previously, these amounts were reported in the Company’s segment presentation as “Businesses to be Divested.”

Under the sale agreement, the Company will provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. The company will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not expected to be significant to Cole Haan and the Company will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $47 million. The fair value of the guarantees is not material.

On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro’s operations are presented in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. The remaining assets and liabilities of Umbro are recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the condensed consolidated balance sheets, respectively. Previously, these amounts were reported in the Company’s segment presentation as “Businesses to be Divested.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss is included in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of February 28, 2013.

Under the sale agreement, the Company continues to provide transition services to Iconix while certain markets are converted and transitioned to Iconix-designated licensees. These transition services are expected to be completed by May 31, 2013. The Company expects to substantially wind down the remaining operations of Umbro over the remainder of fiscal 2013. The continuing operating cash flows are not expected to be significant to the Umbro business and the Company will have no significant continuing involvement with the Umbro business beyond the transition period. For the quarter ended February 28, 2013, the Company recognized $18 million in wind down costs.

Summarized results of the Company’s results from discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	February 28 and 29,		February 28 and 29,
(In millions)	2013	2012	2013	2012
Revenues	$132	$190	$513	$563
Income (loss) before income taxes	345	(17)	107	(50)
Income tax expense (benefit)	141	(8)	58	(14)
Net income (loss) from discontinued operations	$204	$(9)	$49	$(36)

15 | P a g e

As of February 28, 2013 and May 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

	February 28,	May 31,
(In millions)	2013	2012
Accounts Receivable, net	$25	$148
Inventories	1	128
Deferred income taxes and other assets	3	35
Property, plant and equipment, net	-	70
Identifiable intangible assets, net	-	234
TOTAL ASSETS	$29	$615
Accounts Payable	4	42
Accrued liabilities	58	112
Deferred income taxes and other liabilities	-	33
TOTAL LIABILITIES	$62	$187

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

Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.

	Three Months Ended		Nine Months Ended
	February 28 and 29,		February 28 and 29,
(In millions)	2013	2012	2013	2012
REVENUE
North America	$2,546	$2,149	$7,673	$6,415
Western Europe	1,040	962	3,104	3,105
Central & Eastern Europe	318	275	926	870
Greater China	635	694	1,784	1,872
Japan	175	202	577	594
Emerging Markets	839	793	2,758	2,541
Global Brand Divisions	30	27	84	84
Total NIKE Brand	5,583	5,102	16,906	15,481
Other Businesses	615	563	1,768	1,636
Corporate	(11)	(9)	(58)	(22)
TOTAL NIKE CONSOLIDATED REVENUES	$6,187	$5,656	$18,616	$17,095

EARNINGS BEFORE INTEREST AND TAXES
North America	$625	$503	$1,811	$1,468
Western Europe	178	149	505	464
Central & Eastern Europe	71	60	175	163
Greater China	218	273	567	664
Japan	24	24	91	93
Emerging Markets	221	215	749	652
Global Brand Divisions	(324)	(299)	(1,023)	(846)
Total NIKE Brand	1,013	925	2,875	2,658
Other Businesses	128	104	329	280
Corporate	(285)	(242)	(840)	(645)
Total NIKE Consolidated Earnings Before Interest and Taxes	856	787	2,364	2,293
Interest (income) expense, net	(2)	0	(6)	3
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$858	$787	$2,370	$2,290

16 | P a g e

	February 28,	May 31,
(In millions)	2013	2012
ACCOUNTS RECEIVABLE, NET
North America	$1,260	$1,149
Western Europe	391	420
Central & Eastern Europe	328	261
Greater China	124	221
Japan	100	152
Emerging Markets	551	476
Global Brand Divisions	32	30
Total NIKE Brand	2,786	2,709
Other Businesses	425	401
Corporate	21	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,232	$3,132

INVENTORIES
North America	$1,316	$1,272
Western Europe	505	488
Central & Eastern Europe	167	180
Greater China	216	217
Japan	90	83
Emerging Markets	555	521
Global Brand Divisions	37	35
Total NIKE Brand	2,886	2,796
Other Businesses	429	384
Corporate	14	42
TOTAL INVENTORIES	$3,329	$3,222

PROPERTY, PLANT AND EQUIPMENT, NET
North America	$380	$378
Western Europe	328	314
Central & Eastern Europe	42	30
Greater China	204	191
Japan	297	359
Emerging Markets	80	59
Global Brand Divisions	253	205
Total NIKE Brand	1,584	1,536
Other Businesses	73	76
Corporate	603	597
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,260	$2,209

NOTE 12 — Commitments and Contingencies

At February 28, 2013, the Company had letters of credit outstanding totaling $129 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

17 | P a g e

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In the third quarter of fiscal 2013, our revenues from continuing operations increased 9% to $6.2 billion. Excluding the impact of currency exchange rates, revenues from continuing operations would have grown 10%. We delivered net income from continuing operations of $662 million and diluted earnings per share from continuing operations of $0.73, 16% and 20% above the third quarter of fiscal 2012, respectively.

Income before income taxes from continuing operations increased 9% compared to the third quarter of the prior year due to an increase in revenues and higher gross margin, which more than offset an increase in other expense, net. Selling and administrative expense was flat as a percent of revenue. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth across all product types and most geographies and key categories. Brand strength, innovative products and strong category retail presentation continue to fuel the demand for NIKE Brand products. Revenue from our Other Businesses increased 9%, driven by growth at Converse and NIKE Golf.

Our third quarter net income from continuing operations was positively impacted by a year-on-year decrease in our effective tax rate of 490 basis points, largely due to the benefit of the retroactive reinstatement of the research and development tax credit in the U.S., as well as a lower effective tax rate on foreign operations. Diluted earnings per share also benefited from a decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.

We continually evaluate our existing portfolio of businesses to ensure resources are invested in those businesses that are accretive to the NIKE Brand, and have the greatest potential to deliver profitable growth and high returns on capital. During the fourth quarter of fiscal 2012, we announced our intention to divest of Cole Haan and Umbro, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. On November 30, 2012, we completed the sale of certain assets of Umbro to Iconix Brand Group for $225 million, recognizing an after tax loss on sale of $107 million. On February 1, 2013, we completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in an after tax gain on sale of $231 million. For the third quarter ended February 28, 2013, the results of Cole Haan and Umbro operations, including the gain on sale of Cole Haan, and financial position are presented as discontinued operations.

Results of Operations

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012	% Change
Revenues	$6,187	$5,656	9%	$18,616	$17,095	9%
Cost of sales	3,451	3,171	9%	10,522	9,616	9%
Gross profit	2,736	2,485	10%	8,094	7,479	8%
Gross margin %	44.2%	43.9%		43.5%	43.7%
Demand creation expense	619	592	5%	2,103	1,872	12%
Operating overhead expense	1,244	1,116	11%	3,655	3,297	11%
Total selling and administrative expense	1,863	1,708	9%	5,758	5,169	11%
% of Revenues	30.1%	30.2%		30.9%	30.2%
Income before income taxes	858	787	9%	2,370	2,290	3%
Net income from continuing operations	662	569	16%	1,768	1,710	3%
Net income (loss) from discontinued operations	204	(9)	-	49	(36)	-
Net income	$866	$560	55%	$1,817	$1,674	9%
Diluted earnings per share — Continuing Operations	$0.73	$0.61	20%	$1.93	$1.82	6%
Diluted earnings per share — Discontinued Operations	$0.22	$(0.01)	-	$0.05	$(0.04)	-

Consolidated Operating Results

Revenues

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes (1)	2013	2012	% Change	% Change Excluding Currency Changes (1)
NIKE Brand Revenues by:
Footwear	$3,658	$3,347	9%	9%	$10,647	$9,777	9%	12%
Apparel	1,570	1,461	7%	8%	5,132	4,743	8%	11%
Equipment	325	267	22%	23%	1,043	877	19%	22%
Global Brand Divisions	30	27	11%	11%	84	84	0%	5%
Total NIKE Brand	5,583	5,102	9%	10%	16,906	15,481	9%	12%
Other Businesses	615	563	9%	9%	1,768	1,636	8%	8%
Corporate(2)	(11)	(9)	-	-	(58)	(22)	-	-
TOTAL NIKE, INC. REVENUES FROM CONTINUING OPERATIONS	$6,187	$5,656	9%	10%	$18,616	$17,095	9%	12%
Supplemental NIKE Brand Revenues Details by:
Sales to Wholesale Customers	$4,452	$4,176	7%	5%	$13,659	$12,814	7%	10%
Sales Direct to Consumer	1,101	899	22%	23%	3,163	2,583	22%	24%
Global Brand Divisions	30	27	11%	11%	84	84	0%	5%
TOTAL NIKE BRAND REVENUES	$5,583	$5,102	9%	10%	$16,906	$15,481	9%	12%

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

18 | P a g e

Excluding the effects of changes in currency exchange rates, revenues for NIKE, Inc.’s continuing operations increased 10% for the third quarter and 12% for the first nine months of fiscal 2013, driven by increases in both the NIKE Brand and our Other Businesses. On a currency neutral basis, revenues for the NIKE Brand increased 10% and 12% for the third quarter and year to date period, respectively, while revenues for our Other Businesses increased 9% and 8% for the same respective periods. For both the third quarter and first nine months of fiscal 2013, every NIKE Brand geography except Greater China and Japan delivered higher revenues. North America contributed approximately 8 percentage points to the NIKE Brand revenue increase for the third quarter while Western Europe, Central & Eastern Europe, and Emerging Markets each contributed approximately 1 percentage point for the period. For the year to date period, North America contributed approximately 8 percentage points to the NIKE Brand revenue growth while the Emerging Markets contributed approximately 3 percentage points and Western Europe and Central & Eastern Europe each contributed approximately 1 percentage point. China’s results negatively impacted NIKE Brand revenue growth by approximately 1 percentage point for both the third quarter and year to date periods.

Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues increased 9% and 8% for the third quarter, respectively, while NIKE Brand equipment revenues increased 23%. For the first nine months of fiscal 2013, NIKE Brand footwear and apparel revenues increased 12% and 11%, respectively, while NIKE Brand equipment revenues increased 22%. The increase in footwear revenue for the third quarter was attributable to growth across our Basketball, Running, and Football (Soccer) categories. The year to date growth was driven by our Running, Basketball, Football (Soccer), and Sportswear categories. The growth was primarily reflective of increased demand for our performance products for both periods, most notably those utilizing NIKE Free and Air technologies for the third quarter and NIKE Free and Lunar technologies for the year to date period. For the third quarter of fiscal 2013, unit sales of footwear increased approximately 5% and average selling price per pair increased approximately 4%. For the first nine months of fiscal 2013, unit sales increased approximately 7% and the average selling price per pair increased approximately 5%. The growth in average selling price per pair for the third quarter and year to date period was driven in relatively equal measure by price increases and a shift in mix to higher priced products.

The increase in NIKE Brand apparel revenue for the third quarter and year to date period was driven by our Men’s Training category, which includes our NFL licensed business, as well as strong demand for Basketball and Running products. For the year to date period, growth in our Football (Soccer) category also contributed to the growth. For the third quarter of fiscal 2013, average selling price per unit and unit sales both increased approximately 4%. For the year to date period, average selling price per unit increased approximately 8%, while units sold increased approximately 3%. The growth in average selling price per unit for the third quarter and year to date period primarily reflected a favorable mix of higher priced products, such as performance Running, Basketball, and NFL licensed apparel, and to a lesser extent, the impact of price increases.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand Direct to Consumer revenues on-line and through a growing network of NIKE owned in-line and factory stores. For the third quarter and first nine months of fiscal 2013, Direct to Consumer revenues represented approximately 20% and 19% of our total NIKE Brand revenues, respectively, compared to 18% and 17% for the third quarter and first nine months of fiscal 2012, respectively. Excluding changes in currency exchange rates, Direct to Consumer revenues increased 23% and 24% for the third quarter and first nine months of fiscal 2013, respectively, as comparable store sales increased 12% and 14% over the respective periods. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: the store has been open at least one year, square footage has not changed by more than 15% within the past year, and the store has not been permanently repositioned within the past year.

Other Businesses consist of results from Converse, Hurley and NIKE Golf. Excluding the impact of currency changes, total revenues for these businesses increased by 9% and 8% in the third quarter and year to date periods, respectively, reflecting growth in Converse and NIKE Golf.

Futures Orders

Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March 2013 through July 2013 were 6% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 7%, as unit orders increased approximately 4 percentage points and average selling price per unit contributed approximately 3 percentage points of growth.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	11%	11%
Western Europe	-5%	-5%
Central & Eastern Europe	11%	11%
Greater China	4%	3%
Japan	-8%	5%
Emerging Markets	12%	16%
TOTAL NIKE BRAND FUTURES ORDERS	6%	7%

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

Gross Margin

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Gross Profit	$2,736	$2,485	10%	$8,094	$7,479	8%
Gross Margin %	44.2%	43.9%	30 bps	43.5%	43.7%	(20	) bps

For the third quarter and first nine months of fiscal 2013, our consolidated gross margin was 30 basis points higher and 20 basis points lower than the respective prior year periods. For the third quarter, the increase in gross margin was largely attributable to higher average net selling prices (approximately 160 basis points), driven by higher prices and favorable sales mix, partially offset by higher discounts. The positive benefit of higher average net selling prices was partially offset by downsides including higher product costs (approximately 60 basis points), primarily due to higher factory labor costs; a higher mix of off-price sales (approximately 50 basis points); and adverse currency exchange rate movements (approximately 40 basis points).

19 | P a g e

In addition, we have seen significant shifts in the mix of revenues from higher to lower margin segments of our business. While growth in these lower gross margin segments delivers incremental revenue and profits, it has a negative effect on our consolidated gross margin.

For the first nine months of fiscal 2013, the positive impact of higher average net selling prices (approximately 220 basis points) was more than offset by downsides including higher product costs (approximately 160 basis points); higher third party royalties, primarily resulting from NFL licensed product sales in North America (approximately 30 basis points); and unfavorable foreign currency exchange rate movements (approximately 50 basis points).

Selling and Administrative Expense

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Demand creation expense (1)	$619	$592	5%	$2,103	$1,872	12%
Operating overhead expense	1,244	1,116	11%	3,655	3,297	11%
Selling and administrative expense	$1,863	$1,708	9%	$5,758	$5,169	11%
% of Revenues	30.1%	30.2%	(10) bps	30.9%	30.2%	70 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 5% in the third quarter and 12% during the first nine months of fiscal 2013 compared to the same periods in the prior year. Excluding the effects of changes in currency exchange rates, demand creation for the third quarter of fiscal 2013 increased 5% primarily due to higher sports marketing expense and brand events. For the nine months ended February 28, 2013, demand creation expense was 16% higher than the prior year, largely driven by higher sports marketing expense as well as spending around the Olympics and European Football Championships in the first quarter of fiscal 2013.

Operating overhead expense increased 11% for both the third quarter and first nine months of fiscal 2013. Excluding the effects of changes in currency exchange rates, the growth in operating overhead expense was 12% and 13% for the third quarter and year to date period, respectively, due primarily to investments in our expanding Direct to Consumer operations as well as higher personnel costs to support the growth of our overall business.

Other Expense (Income), net

	Three Months Ended February 28 and 29,		Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	2013	2012
Other expense (income), net	$17	$(10)	$(28)	$17

Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.

Other expense (income), net for the third quarter of fiscal 2013, represented a $27 million increase in expense versus the third quarter of fiscal 2012. The current year includes net foreign currency losses, while the prior year included net foreign currency gains; this change accounted for $24 million of the increase in expense. For the first nine months of fiscal 2013, other expense (income), net represented a $45 million increase in income versus the first nine months of fiscal 2012. The current year includes net foreign currency gains, while the prior year included net foreign currency losses; this change accounted for $51 million of the increase in income. These impacts were partially offset by changes in other non-operating gains and losses.

We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact on our income before income taxes of $19 million and $38 million for the third quarter and first nine months of fiscal 2013, respectively.

Income Taxes

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
	2013	2012	% Change	2013	2012	% Change
Effective tax rate	22.8%	27.7%	(490) bps	25.4%	25.3%	10 bps

Our effective tax rate on continuing operations for the third quarter of fiscal 2013 was 490 basis points lower than the prior year. The decrease in our effective tax rate was primarily driven by the benefit of the retroactive reinstatement of the U.S. research and development credit by the American Taxpayer Relief Act of 2012. The decrease was also attributable to a lower effective tax rate on foreign operations as a result of changes in the geographical mix of earnings.

The effective tax rate on continuing operations for the first nine months ended fiscal 2013 was 10 basis points higher than the effective tax rate on continuing operations for the same period in the prior fiscal year. The increase in the Company’s effective tax rate was primarily driven by an increase in the effective tax rate on foreign operations as a result of changes in the geographical mix of earnings, partially offset by a benefit from the retroactive reinstatement of the U.S research and development credit.

We anticipate the effective tax rate for the full fiscal year will be approximately 25.5%, a decrease from estimates in the previous quarters of fiscal 2013 due to the retroactive reinstatement of the U.S. research and development credit in the third quarter of fiscal 2013.

20 | P a g e

Discontinued Operations

On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million tax; this gain is included in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. Beginning November 30, 2012, we classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan’s operations in the net income (loss) from discontinued operations line item on the condensed consolidated statements of income. Prior to the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the condensed consolidated balance sheets, respectively. Previously, these amounts were reported in our segment presentation as “Businesses to be Divested.”

Under the sale agreement, we will provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. We will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not expected to be significant to Cole Haan and we will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $47 million. The fair value of these guarantees is not material.

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

Under the sale agreement, we continue to provide transition services to Iconix while certain markets are converted and transitioned to Iconix-designated licensees. These transition services are expected to be completed by May 31, 2013. We also expect to complete the wind down of the remaining operations of Umbro over the remainder of fiscal 2013. The continuing operating cash flows are not expected to be significant to the Umbro business and we will have no significant continuing involvement with the Umbro business beyond the transition period. For the quarter ended February 28, 2013, we recognized $18 million in wind down costs and expect an additional $12 million to be recognized in the quarter ending May 31, 2013.

Operating Segments

Reportable operating segments are based on our internal geographic organization. Each of the NIKE Brand geographies operate predominantly in one industry: the design, development, marketing, and selling of athletic footwear, apparel, and equipment. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.

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

The breakdown of revenues is as follows:

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)
North America	$2,546	$2,149	18%	18%	$7,673	$6,415	20%	20%
Western Europe	1,040	962	8%	8%	3,104	3,105	0%	6%
Central & Eastern Europe	318	275	16%	13%	926	870	6%	12%
Greater China	635	694	-9%	-10%	1,784	1,872	-5%	-6%
Japan	175	202	-13%	-6%	577	594	-3%	0%
Emerging Markets	839	793	6%	8%	2,758	2,541	9%	16%
Global Brand Divisions	30	27	11%	11%	84	84	0%	5%
Total NIKE Brand Revenues	5,583	5,102	9%	10%	16,906	15,481	9%	12%
Other Businesses	615	563	9%	9%	1,768	1,636	8%	8%
Corporate (3)	(11)	(9)	-	-	(58)	(22)	-	-
TOTAL NIKE, INC. REVENUES	$6,187	$5,656	9%	10%	$18,616	$17,095	9%	12%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

21 | P a g e

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended			Nine Months Ended
	February 28 and 29,			February 28 and 29,
(Dollars in millions)	2013	2012(1)	% Change	2013	2012(1)	% Change
North America	$625	$503	24%	$1,811	$1,468	23%
Western Europe	178	149	19%	505	464	9%
Central & Eastern Europe	71	60	18%	175	163	7%
Greater China	218	273	-20%	567	664	-15%
Japan	24	24	0%	91	93	-2%
Emerging Markets	221	215	3%	749	652	15%
Global Brand Divisions	(324)	(299)	-8%	(1,023)	(846)	-21%
Total NIKE Brand	1,013	925	10%	2,875	2,658	8%
Other Businesses	128	104	23%	329	280	18%
Corporate	(285)	(242)	-18%	(840)	(645)	-30%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$856	$787	9%	$2,364	$2,293	3%
Interest (income) expense, net	(2)	-	-	(6)	3	-
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$858	$787	9%	$2,370	$2,290	3%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

North America

	Three Months Ended				Nine Months Ended
	February 28 and 29,				February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,691	$1,470	15%	15%	$4,894	$4,219	16%	16%
Apparel	697	573	22%	22%	2,280	1,866	22%	22%
Equipment	158	106	49%	51%	499	330	51%	51%
TOTAL REVENUES	$2,546	$2,149	18%	18%	$7,673	$6,415	20%	20%
Revenues by:
Sales to Wholesale Customers	$1,914	$1,619	18%	18%	$5,792	$4,871	19%	19%
Sales Direct to Consumer	632	530	19%	19%	1,881	1,544	22%	22%
TOTAL REVENUES	$2,546	$2,149	18%	18%	$7,673	$6,415	20%	20%
EARNINGS BEFORE INTEREST AND TAXES	$625	$503	24%		$1,811	$1,468	23%

Revenues for North America increased 18% for the third quarter and 20% for the first nine months of fiscal 2013, driven by growth in both wholesale and Direct to Consumer channels. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers, driving demand for NIKE Brand products across most key categories. Our third quarter and year to date revenues were driven by our Basketball, Men’s Training, Running, and Sportswear categories. Comparable store sales in our Direct to Consumer stores increased 12% for the third quarter and 16% for the year to date period.

Footwear revenue in North America increased 15% and 16% for the third quarter and year to date period, respectively, driven by higher demand in most key categories, most notably Basketball, Running, Sportswear, and Men’s Training. For the third quarter and first nine months of fiscal 2013, unit sales increased 9% and 10%, respectively, and average selling price per pair increased 6% for both periods. Approximately 1% of the increase in average selling price per pair for the third quarter was attributable to price increases, while the remaining 5% increase was attributable to a favorable mix of higher priced products. For the year to date period, the increase in average selling price per pair was driven approximately equally by price increases and a favorable mix of higher priced products.

Apparel revenue in North America for both the third quarter and first nine months of fiscal 2013 increased 22%, driven by strong demand in our Men’s Training category, reflecting the addition of the NFL licensed business, as well as Basketball, Women’s Training, and Running. Unit sales increased 11% and 6% for the quarter and year to date periods, respectively, while average selling price per unit increased 11% and 16%, respectively. For the third quarter, approximately 9% of the increase in average selling price per unit was due to a favorable mix of higher priced products, specifically within Men’s and Women’s Training and Sportswear categories, and approximately 2% was due to an increase in average selling prices to offset higher product costs. For the year to date period, approximately 14% of the increase in average selling price per unit was attributable to a favorable mix of higher priced products.

North America EBIT increased 24% in the third quarter as revenue growth of 18%, gross margin improvement, and selling and administrative expense leverage all contributed to increased profitability. Gross margin increased 20 basis points, as the favorable impacts from product price increases more than offset lower Direct to Consumer margins resulting from a higher mix of lower margin products. Compared to the same period last year, selling and administrative expense was a lower percentage of revenues despite increased demand creation spending and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business. For the year to date period, EBIT increased 23% as higher revenues, a 50 basis point expansion in gross margin, and selling and administrative expense leverage all contributed to the growth. The gross margin increase for the first nine months of fiscal 2013 reflects the favorable impact of price increases, which more than offset higher product costs and royalties for our NFL business. The increase in selling and administrative expense was largely driven by higher demand creation expense supporting key product initiatives and the Olympics in the first quarter of fiscal 2013, and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business.

22 | P a g e

Western Europe

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$692	$606	14%	14%	$1,951	$1,875	4%	10%
Apparel	298	305	-2%	-3%	981	1,045	-6%	0%
Equipment	50	51	-2%	-3%	172	185	-7%	-1%
TOTAL REVENUES	$1,040	$962	8%	8%	$3,104	$3,105	0%	6%
Revenues by:
Sales to Wholesale Customers	$856	$814	5%	5%	$2,593	$2,664	-3%	3%
Sales Direct to Consumer	184	148	24%	24%	511	441	16%	23%
TOTAL REVENUES	$1,040	$962	8%	8%	$3,104	$3,105	0%	6%
EARNINGS BEFORE INTEREST AND TAXES	$178	$149	19%		$505	$464	9%

On a currency neutral basis, revenues for Western Europe increased 8% for the third quarter of fiscal 2013 and 6% for the first nine months of the year, despite poor economic conditions impacting our Southern European businesses. Most territories reported revenue growth for the quarter and year to date periods, which more than offset constant currency declines of 17% and 15%, respectively, in Italy and 29% and 16%, respectively, in Iberia. Revenues for the United Kingdom & Ireland and AGS (Austria, Germany, and Switzerland) the largest territories in Western Europe, increased 18% and 20%, respectively, for the third quarter; both territories grew 11% for the nine months ended February 28, 2013. Western Europe’s Direct to Consumer revenues increased 24% for the third quarter and 23% for the year to date period, primarily driven by a 15% increase in comparable store sales. On a category basis, Western Europe revenue growth for the third quarter and year to date period was driven largely by growth in our Running, Sportswear, and Basketball categories; Football (Soccer) also contributed to the year to date growth.

Excluding changes in currency exchange rates, footwear revenue in Western Europe increased 14% and 10% for the third quarter and year to date period, respectively. The footwear revenue increase in the third quarter and nine months ended February 28, 2013 was primarily driven by growth in Running, Sportswear, and Basketball. Unit sales increased 5% and average selling price per pair increased 9% in the third quarter, the latter primarily the result of price increases. For the first nine months of fiscal 2013, both unit sales and average selling price per pair increased 5%, with the growth in average selling price per pair primarily due to price increases.

Excluding changes in currency exchange rates, apparel revenue in Western Europe decreased 3% for the third quarter of fiscal 2013. The overall decrease in apparel revenues for the third quarter was due to a decline in Football (Soccer), partially offset by growth in Running as well as Men’s and Women’s Training. Year-over-year, third quarter unit sales decreased 6% while average selling price per unit increased 3%, primarily attributable to pricing actions. For the first nine months of fiscal 2013, apparel revenues in Western Europe were flat excluding changes in currency exchange rates, as growth in Football (Soccer) and Running was offset by a decrease in Sportswear. For the year to date period, unit sales decreased 3% and average selling price per unit increased 3%, largely attributable to pricing actions.

On a reported basis, Western Europe revenues for the third quarter increased 8% and were flat for the first nine months, while EBIT increased 19% and 9%, respectively. Western Europe’s EBIT growth for the third quarter was primarily the result of revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 140 basis points for the third quarter primarily due to higher selling prices, partially offset by higher product costs, unfavorable standard foreign currency exchange rates, and higher off-price sales. Compared to the same period last year, selling and administrative expense in the third quarter was a lower percentage of revenues despite increased demand creation spending and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business. For the year to date period, EBIT growth was primarily due to gross margin improvement, offset by higher selling and administrative expense largely as a result of demand creation spending for the Olympics and European Football Championships in the first quarter of fiscal 2013 as well as higher sports marketing expense. For the first nine months of fiscal 2013, gross margin increased 210 basis points largely driven by higher average selling prices and favorable standard foreign currency exchange rates in the first half of the year that were partially offset by higher product costs.

Central & Eastern Europe

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$179	$161	11%	8%	$491	$476	3%	9%
Apparel	119	96	24%	21%	370	330	12%	18%
Equipment	20	18	11%	10%	65	64	2%	9%
TOTAL REVENUES	$318	$275	16%	13%	$926	$870	6%	12%
EARNINGS BEFORE INTEREST AND TAXES	$71	$60	18%		$175	$163	7%

Excluding changes in currency exchange rates, revenues for Central & Eastern Europe increased 13% for the third quarter and 12% for the first nine months of fiscal 2013, driven by growth across most territories, particularly Russia and Turkey. Overall revenue growth in Central & Eastern Europe for the third quarter and year to date period was driven by growth in most key categories, notably Running, Football (Soccer), and Sportswear.

Excluding changes in currency exchange rates, Central & Eastern Europe’s footwear revenue increased 8% and 9% for the third quarter and year to date period, respectively. The overall increase in footwear revenues for both periods was primarily driven by growth in Running and Basketball, partially offset by lower revenues in Sportswear. In the third quarter, both unit sales and average selling price per pair increased 4%, the latter primarily reflective of price increases. For the first nine months of fiscal 2013, unit sales increased 3% and average selling price per pair increased 6%, attributable to price increases.

Excluding changes in currency exchange rates, Central & Eastern Europe’s apparel revenues increased 21% for the third quarter mainly driven by growth in our Sportswear and Running categories. In the third quarter of fiscal 2013, unit sales increased 20% and average selling price per unit increased 1%, reflective of price increases. For the year to date period, apparel revenues increased 18%, driven by growth in most key categories, most notably Sportswear, Football (Soccer), and Running. For the first nine months of fiscal 2013, unit sales increased 15% and average selling price per unit increased 3%, reflective of price increases.

On a reported basis, revenues for Central & Eastern Europe increased 16% for the third quarter and 6% for the first nine months of fiscal 2013, while EBIT grew 18% and 7%, respectively. The EBIT growth for the third quarter was primarily the result of higher revenues and gross margin improvement; selling and

23 | P a g e

administrative expense was flat as a percent of revenue. Gross margin for the third quarter increased 50 basis points, primarily due to price increases that more than offset higher product costs and unfavorable standard foreign currency exchange rates. EBIT growth for the year to date period was largely attributable to higher revenues and gross margin expansion, partially offset by higher selling and administrative expense due to higher demand creation spending related to the Olympics and European Football Championships in the first quarter of fiscal 2013 and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business. Gross margin for the first nine months of fiscal 2013 was 90 basis points higher than the prior year, driven by price increases and favorable standard foreign currency exchange rates in the first half of the fiscal year, more than offsetting higher product costs.

Greater China

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$410	$449	-9%	-11%	$1,090	$1,116	-2%	-4%
Apparel	196	221	-11%	-13%	598	666	-10%	-11%
Equipment	29	24	21%	22%	96	90	7%	5%
TOTAL REVENUES	$635	$694	-9%	-10%	$1,784	$1,872	-5%	-6%
EARNINGS BEFORE INTEREST AND TAXES	$218	$273	-20%		$567	$664	-15%

Excluding changes in currency exchange rates, Greater China revenues decreased 10% and 6% for the third quarter and first nine months of fiscal 2013, respectively, driven by lower futures orders, as well as increased reserves for discounts and customer product returns to help clear excess inventory at retail. These drivers were partially offset by growth in our Direct to Consumer business, which represented 18% and 16% of total revenues for the third quarter and first nine months of fiscal 2013, respectively, driven by comparable store sales growth of 14% and 11% for the same respective periods. For both the third quarter and year to date period, revenues in most key categories were lower.

Excluding changes in currency exchange rates, Greater China footwear revenue declined 11% for the third quarter, primarily driven by lower sales across most key categories, most notably Sportswear, Men’s Training, and Basketball, and increased reserves for product returns. For the third quarter of fiscal 2013, unit sales decreased 6% while the average selling price per pair decreased 5%, primarily reflecting a higher mix of close-out sales and higher discounts. For the year to date period, footwear revenues decreased 4%, primarily driven by lower revenues in Sportswear, Men’s and Women’s Training, and Basketball, partially offset by growth in Running. Unit sales were 4% lower for the first nine months of fiscal 2013 while average selling price per pair was flat as price increases, primarily benefitting the first quarter of fiscal 2013, were offset by a higher mix of close-out sales and higher discounts.

Excluding changes in currency exchange rates, apparel revenues for Greater China were 13% lower for the third quarter, largely driven by a decrease in Sportswear and Football (Soccer) revenues. Unit sales were 5% lower in the third quarter of fiscal 2013, due to lower demand and increased reserves for product returns, while the average selling price per unit decreased 8%, primarily reflecting higher discounts and a higher mix of close-out sales. Year to date apparel revenues declined 11%, primarily attributable to decreased Sportswear and Men’s and Women’s Training revenues, partially offset by growth in Basketball. For the first nine months of fiscal 2013, unit sales were 10% lower than the prior year period and average selling price per unit was down 1%, reflecting a higher mix of close-out sales.

On a reported basis, revenues for Greater China decreased 9% for the third quarter and 5% for the year to date period, while EBIT fell 20% and 15% for the same respective periods. For the third quarter, the decrease in EBIT was primarily driven by lower revenues, lower gross margin, and an increase in selling and administrative expense as a percent of revenues. Gross margin was down 90 basis points in the third quarter due to lower average selling price per unit driven by higher discounts and a higher mix of close-out sales, both reflecting our actions to drive sell through of inventory in the marketplace. These drivers were partially offset by favorable standard foreign currency exchange rates. For the year to date period, the decrease in EBIT was primarily driven by lower revenues and an increase in selling and administrative expense as a percent of revenues, while gross margin was flat. Selling and administrative expense increased as a percent of revenues for both the quarter and year to date periods, primarily driven by increased investment in our Direct to Consumer business and the decrease in revenues.

Despite the challenges we’ve seen in China, there are indications that our strategies are taking hold in the marketplace, as comparable store sales are growing in our NIKE-owned Direct to Consumer doors and our wholesale customers are reporting comparable store growth as well. While we are making progress, we continue to have work to do to reset the marketplace in China. We will continue to work with our retailers to right-size inventory, accelerate sell through and improve retail productivity. We will also be tightening the amount of product we ship into the market over the next few quarters. As a result, we expect fourth quarter reported revenues for Greater China to be lower than the 3% currency neutral Futures orders might suggest. Given our ongoing efforts to reset the marketplace, we continue to expect that revenues and EBIT for Greater China will be below prior year levels for the next few quarters.

Japan

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$96	$108	-11%	-4%	$309	$311	-1%	3%
Apparel	65	79	-18%	-10%	224	234	-4%	-1%
Equipment	14	15	-7%	-1%	44	49	-10%	-8%
TOTAL REVENUES	$175	$202	-13%	-6%	$577	$594	-3%	0%
EARNINGS BEFORE INTEREST AND TAXES	$24	$24	0%		$91	$93	-2%

Excluding changes in currency exchange rates, revenues for Japan decreased 6% for the third quarter driven by lower revenues in most categories. For the year to date period, constant currency revenues were flat, driven by higher revenues in Running and Football (Soccer), offset by lower revenues in Sportswear and Men’s and Women’s Training.

On a reported basis, third quarter revenues for Japan decreased 13% while EBIT was flat as a result of gross margin expansion and lower selling and administrative expense. The decrease in selling and administrative expense was driven by lower demand creation and operating overhead spending. For the first nine months of fiscal 2013, reported revenue decreased 3% while EBIT declined 2%. The decrease in EBIT was largely due to lower revenues, offset by gross

24 | P a g e

margin improvement and lower selling and administrative expense. Selling and administrative expense was lower for the year to date period due to lower operating overhead spending, partially offset by higher demand creation spending around the Olympics in the first quarter of fiscal 2013.

Emerging Markets

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$590	$553	7%	9%	$1,912	$1,780	7%	15%
Apparel	195	187	4%	6%	679	602	13%	20%
Equipment	54	53	2%	5%	167	159	5%	13%
TOTAL REVENUES	$839	$793	6%	8%	$2,758	$2,541	9%	16%
EARNINGS BEFORE INTEREST AND TAXES	$221	$215	3%		$749	$652	15%

Excluding changes in currency exchange rates, revenues for the Emerging Markets increased 8% for the third quarter and 16% for the first nine months of fiscal 2013. For both periods, revenues were higher for most key categories and territories, led by Mexico and Brazil.

Excluding changes in currency exchange rates, Emerging Markets footwear revenues grew 9% and 15% for the third quarter and first nine months of fiscal 2013, respectively, led by Running and Football (Soccer), partially offset by a decline in Sportswear. Unit sales increased approximately 2% and 9% for the third quarter and year to date period, respectively, while average selling price per pair increased approximately 7% and 6% for the respective periods, due primarily to price increases.

Excluding changes in currency exchange rates, apparel revenues for the third quarter grew 6%, led by Football (Soccer) and Running. For the nine months ended February 28, 2013, currency neutral apparel revenues were up 20%, with growth across all key categories, most notably Football (Soccer), Running, and Sportswear. Unit sales decreased approximately 2% for the third quarter, largely driven by a decline in our Sportswear category, while unit sales grew approximately 13% for the year to date period. Average selling price per unit increased approximately 8% and 7% for the third quarter and year to date period, respectively, attributable to price increases.

On a reported basis, revenues for the Emerging Markets increased 6% and 9% for the third quarter and first nine months of fiscal 2013, respectively, while EBIT grew 3% and 15%, respectively. For the third quarter and year to date period, EBIT results were primarily driven by revenue growth and gross margin improvement, partially offset by higher selling and administrative expense as a percentage of revenue. Gross margin increased 170 basis points for the third quarter due to price increases that more than offset the unfavorable impact of higher product costs and standard foreign currency exchange rates. Gross margin increased 220 basis points for first nine months of fiscal 2013 primarily due to the favorable impact of price increases and standard foreign currency exchange rates, which more than offset higher product costs. As a percent of revenues, selling and administrative expense was higher for both the third quarter and year to date period due to higher sports marketing and brand event spending and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business.

Global Brand Divisions

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$30	$27	11%	11%	$84	$84	0%	5%
(Loss) Before Interest and Taxes	$(324)	$(299)	8%		$(1,023)	$(846)	21%

Global Brand Divisions primarily represent demand creation and operating overhead expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

The increase in the loss for the third quarter and year to date period was primarily driven by increased investments and marketing support for our digital business and product creation initiatives. For the year to date period, a higher level of first quarter demand creation spending around the Olympics and European Football Championships also contributed to the increase.

Other Businesses

	Three Months Ended February 28 and 29,				Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$615	$563	9%	9%	$1,768	$1,636	8%	8%
Earnings Before Interest and Taxes	$128	$104	23%		$329	$280	18%

Our Other Businesses are comprised of Converse, Hurley and NIKE Golf.

On both a reported and currency neutral basis, revenues for our Other Businesses increased 9% in the third quarter, and 8% for the first nine months of fiscal 2013, reflecting growth in our Converse and NIKE Golf businesses.

On a reported basis, EBIT for our Other Businesses increased 23% for the third quarter and 18% year to date, driven by improved profits at Converse and Hurley.

25 | P a g e

Corporate

	Three Months Ended February 28 and 29,			Nine Months Ended February 28 and 29,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues	$(11)	$(9)	-	$(58)	$(22)	-
(Loss) Before Interest and Taxes	$(285)	$(242)	18%	$(840)	$(645)	30%

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

Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Other Businesses but managed through our centralized foreign exchange risk management program.

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

Corporate loss increased by $43 million and $195 million for the third quarter and first nine months of fiscal 2013, respectively. The increase primarily comprises the following:

•

Higher foreign exchange losses included in gross margin of $11 million for the third quarter and $172 million for the first nine months of fiscal 2013 related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Other Businesses, net of hedge gains,

•

Change in other foreign currency related results included in other expense (income), net from net gains in the prior year to net losses in the current year of $24 million for the third quarter, and from net losses in the prior year to net gains in the current year of $51 million for the first nine months of fiscal 2013, and

•	Higher corporate overhead expense of $16 million and $85 million for the third quarter and first nine months of fiscal 2013, respectively, primarily due to higher personnel expenses.

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

26 | P a g e

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

Managing transactional exposures

Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. These are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposure as discussed below. As of February 28, 2013, there were outstanding currency forward contracts with maturities up to 27 months. The fair value of outstanding currency forward contracts at February 28, 2013 and May 31, 2012 was $159 million and $183 million in assets and $32 million and $32 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in other comprehensive income (“OCI”), a component of shareholders’ equity, and reclassified into earnings in the same financial statement line item and in the same period or periods during which the related hedged transactions affect consolidated earnings. The ineffective portion is immediately recognized in earnings as a component of other expense (income), net. Ineffectiveness was not material for the three and nine months ended February 28, 2013 and February 29, 2012.

Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and the embedded derivative contracts discussed above are not formally designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in fair value of these instruments are immediately recognized in other expense (income), net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged. The fair value of undesignated instruments was $65 million and $55 million in assets and $24 million and $20 million in liabilities at February 28, 2013 and May 31, 2012, respectively.

Refer to Note 5 — Fair Value Measurements and Note 9 – Risk Management and Derivatives in the accompanying notes to unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded.

Translational exposures

Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $(17) million and $5 million, respectively, for the three months ended February 28, 2013 and an approximate $(31) million and immaterial impact, respectively, for the three months ended February 29, 2012. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues and income before income taxes was a net translation benefit (detriment) of approximately $(506) million and $(88) million, respectively, for the nine months ended February 28, 2013 and approximately $385 million and $86 million, respectively, for the nine months ended February 29, 2012.

Managing translational exposures

To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated securities at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments. The combination of the purchase and sale of the U.S. Dollar investment and the hedging instrument has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges. The fair value of instruments used in this manner at February 28, 2013 and May 31, 2012 was $36 million and $27 million in assets and $6 million and $3 million in liabilities, respectively. The effective portion of the changes in fair value of these instruments is reported in OCI and reclassified into earnings in other expense (income), net in the period during which the hedged available-for-sale investment is sold and affects earnings. Any ineffective portion is immediately recognized in earnings as a component of other expense (income), net. The impact of ineffective hedges was not material for any period presented.

The combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact on our income before income taxes of approximately $19 million and $38 million for the three and nine month periods ended February 28, 2013, respectively.

Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying notes to unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded.

Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other expense (income), net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI. As of February 28, 2013 and May 31, 2012 there were no outstanding net investment hedges. There were no cash flows from net investment hedge settlements for the nine month period ended February 28, 2013. Cash flows from net investment hedge settlements totaled $14 million for the nine month period ended February 29, 2012.

27 | P a g e

Liquidity and Capital Resources

Cash Flow Activity

Our primary source of operating cash flow for the first nine months of fiscal 2013 was net income of $1,817 million. Cash provided by operations was $1,668 million for the first nine months of fiscal 2013 compared to $925 million for the first nine months of fiscal 2012, driven largely by significantly smaller increases in working capital in the current year. For the first nine months of fiscal 2013 changes in working capital resulted in a net cash outflow of $456 million compared to a net cash outflow of $1,157 million for the same period in fiscal 2012. This year-over-year change in cash invested in working capital was primarily driven by our continued focus on inventory management.

Cash provided by investing activities was $310 million during the first nine months of fiscal 2013, compared to $998 million for the first nine months of fiscal 2012. The year-over-year decrease was primarily due to lower proceeds from the sales and maturities of short-term investments, which were $1,823 million for the first nine months of fiscal 2013 compared to $3,293 million for the first nine months of fiscal 2012. In fiscal 2013, the reduction in proceeds from sales and maturities of short-term investments were partially offset by $786 million in proceeds from the sale of Umbro and Cole Haan.

Cash used by financing activities was $1,783 million for the first nine months of fiscal 2013 compared to $1,870 million for the first nine months of fiscal 2012. The decrease in cash used by financing activities was primarily due to a decrease in long-term debt maturities and lower common stock repurchases, which together more than offset lower proceeds from stock option exercises compared to the same prior year period.

In the first nine months of fiscal 2013, we purchased 29.3 million shares of NIKE’s class B common stock for $1,416 million. During this time, we concluded the Company’s four-year, $5 billion share repurchase program approved by the Board of Directors in September 2008, under which we purchased a total of 118.8 million shares at an average price of $42.08. Following the completion of this program in September, the Company began repurchases under a four-year, $8 billion program approved by the NIKE, Inc. Board of Directors in September 2012. As of the end of the third quarter we had repurchased 11.1 million shares at a cost of $548 million under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources

On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2016, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2018. As of and for the quarter ended February 28, 2013, we had no amounts outstanding under our committed credit facility.

We currently have long-term debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2013, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. During the three months ended February 28, 2013, we issued commercial paper and repaid borrowings totaling $200 million. As of February 28, 2013, no amounts were outstanding under this program. We may continue to issue commercial paper or other debt securities during fiscal 2013 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.

As of February 28, 2013, we had cash, cash equivalents and short-term investments totaling $4.0 billion, of which $2.9 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, the average duration of our entire cash equivalents and short-term investment portfolio is less than 91 days as of February 28, 2013.

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

Contractual Obligations

As a result of payments made on outstanding agreements, partially offset by new agreements, our other commitments have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2012.

Obligations under other commitments as of February 28, 2013 are as follows:

	Cash Payments Due During the Year Ending May 31,
	Remainder of
(In millions)	2013	2014	2015	2016	2017	Thereafter	Total
Other Commitments(1)	$114	$105	$62	$43	$78	$15	$417

(1)

Other commitments primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of February 28, 2013.

Other than the changes reported above, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

28 | P a g e

The total liability for uncertain tax positions was $419 million, excluding related interest and penalties, at February 28, 2013. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $58 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

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

In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies are now required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This requirement was effective for the Company beginning June 1, 2012. Further, this guidance originally required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be effective for the Company beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for us beginning June 1, 2013, and early adoption is permitted. We do not anticipate the adoption will have an impact on our consolidated financial position or results of operations.

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

We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2013.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

30 | P a g e

Special Note Regarding Forward-Looking

Statements and Analyst Reports

Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe”, “anticipate”, “expect”, “estimate”, “project”, “will be”, “will continue”, “will likely result”, or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and information technology systems; data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance “futures” orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations, and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; performance and reliability of products; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of divesting of the Cole Haan and Umbro businesses; and other factors referenced or incorporated by reference in this report and other reports.

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

The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2013 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In Millions)
December 1 — December 31, 2012	1,789,000	$49.26	1,789,000	$7,618
January 1 — January 31, 2013	1,306,155	$52.94	1,306,155	$7,549
February 1 — February 28, 2013	1,765,092	$54.45	1,765,092	$7,452
	4,860,247		4,860,247

ITEM 6.	EXHIBITS

(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on form 10-Q filed January 9, 2013).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed February 16, 2007).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

32 | P a g e

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer

DATED: April 4, 2013

33 | P a g e