Form 10-K
period 2013-05-31
NIKE INC
filed 2013-07-23
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2013
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
				☐	☑
•
whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated file ☐	Smaller Reporting Company ☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	☑

As of November 30, 2012, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$2,206,464,966
Class B	$34,773,165,371
$36,979,630,337

As of July 19, 2013, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	177,957,876
Class B	712,394,590
890,352,466
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 19, 2013 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	1
	United States Market	2
	International Markets	2
	Significant Customer	2
	Orders	2
	Product Research and Development	2
	Manufacturing	2
	International Operations and Trade	2
	Competition	3
	Trademarks and Patents	3
	Employees	3
	Executive Officers of the Registrant	3
ITEM 1A.	Risk Factors	5
ITEM 1B.	Unresolved Staff Comments	12
ITEM 2.	Properties	12
ITEM 3.	Legal Proceedings	12
ITEM 4.	Mine Safety Disclosures	12

PART II		13
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
ITEM 6.	Selected Financial Data	15
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	38
ITEM 8.	Financial Statements and Supplemental Data	39
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	69
ITEM 9A.	Controls and Procedures	69
ITEM 9B.	Other Information	69

PART III		70

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2012 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	70
ITEM 11.	Executive Compensation	70
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	70
ITEM 14.	Principal Accountant Fees and Services	70

PART IV		71
ITEM 15.	Exhibits and Financial Statement Schedules	71
	Signatures	75

PART I
ITEM 1. Business

General

NIKE, Inc. was incorporated in 1968 under the laws of the state of Oregon. As used in this report, the terms “we,” “us,” “NIKE” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our internet address is www.nike.com. On our NIKE Corporate website, located at www.nikeinc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. All such filings on our NIKE Corporate website are available free of charge. Also available on the NIKE Corporate website are the charters of the committees of our board of directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet websites (which we refer to as our “Direct to Consumer” operations) and through a mix of independent distributors and licensees, in virtually all countries around the world. Virtually all of our products are manufactured by independent contractors. Virtually all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

We focus our NIKE Brand and Brand Jordan product offerings in seven key categories: Running, Basketball, Football (Soccer), Men’s Training, Women’s Training, NIKE Sportswear (our sports-inspired lifestyle products), and Action Sports. We also market products designed for kids, as well as for other athletic and recreational uses such as baseball, cricket, golf, lacrosse, outdoor activities, football, tennis, volleyball, walking, and wrestling.
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high quality construction and innovation in our products. NIKE Sportswear, Running, Basketball, Football (Soccer), and kids’ shoes are currently our top-selling footwear categories and we expect them to continue to lead in product sales in the near future.
We sell sports apparel and accessories covering most of the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
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
In addition to the products we sell to our wholesale customers and directly to consumers through our Direct to Consumer operations, we have also entered into license agreements that permit unaffiliated parties to manufacture and sell certain apparel, digital devices and applications and other equipment designed for sports activities.
As part of our long-term growth strategy, we continually evaluate our portfolio of businesses to ensure we are investing in those businesses that are accretive to the NIKE Brand with the largest growth potential and highest returns. On February 1, 2013, and November 30, 2012, we completed the divestitures of the Cole Haan and Umbro businesses, respectively, allowing us to better focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 18 — Operating Segments and Related Information of the accompanying Notes to the Consolidated Financial Statements.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably as a result of changes in seasonal and geographic demand for particular types of footwear, apparel, and equipment.
Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk.
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, equipment, accessories, and services. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.

United States Market
In fiscal 2013, sales in the United States, including U.S. sales of our Other Businesses, accounted for approximately 45% of total revenues, compared to 42% in both fiscal 2012 and fiscal 2011. Converse and Hurley, our affiliate brands, and NIKE Golf comprise our Other Businesses. We sell to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops, and other retail accounts. During fiscal 2013, our three largest customers accounted for approximately 25% of sales in the United States.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2013, 87% of our U.S. wholesale footwear shipments (excluding our Other Businesses) were made under the futures program, compared to 86% in fiscal 2012 and 87% in fiscal 2011. In fiscal 2013, 67% of our U.S. wholesale apparel shipments (excluding our Other Businesses) were made under the futures program, compared to 64% in fiscal 2012 and 60% in fiscal 2011.
We utilize NIKE sales offices to solicit sales in the United States as well as independent sales representatives to sell specialty products for golf, skateboarding, and snowboarding. In addition, our Direct to Consumer operations sell NIKE Brand products to consumers through our internet website, www.nike.com, and through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	171
NIKE Brand in-line stores, including NIKETOWNs and employee-only stores	33
Converse stores (including factory stores)	72
Hurley stores (including factory and employee stores)	27
TOTAL	303

NIKE has five primary distribution centers in the United States located in Memphis, Tennessee, three of which are leased. NIKE Brand apparel and equipment products are also shipped from our Foothill Ranch, California distribution center. Converse and Hurley products are shipped primarily from Ontario, California.

International Markets
In fiscal 2013, non-U.S. sales including non-U.S. sales of our Other Businesses accounted for 55% of total revenues, compared to 58% in both fiscal 2012 and fiscal 2011. We sell our products to retail accounts, through our own Direct to Consumer operations, and through a mix of independent distributors, licensees, and sales representatives around the world. We sell to thousands of retail accounts and operate 16 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures ordering program described above. During fiscal 2013, NIKE’s three largest customers outside of the U.S. accounted for approximately 6% of total non-U.S. sales.
Our Direct to Consumer business operates the following number of retail stores outside the United States:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	388
NIKE Brand in-line stores, including NIKETOWNs and employee-only stores	59
Converse stores (including factory stores)	3
TOTAL	450
International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Costa Rica, Croatia, Cyprus, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, the Netherlands, Norway, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer
No customer accounted for 10% or more of our worldwide net sales during fiscal 2013.

Orders
Worldwide futures orders for NIKE Brand athletic footwear and apparel, scheduled for delivery from June through November 2013, were $12.1 billion compared to $11.2 billion for the same period last year. This futures orders amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period. Reported futures orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between futures and at-once orders and the fulfillment of certain of these futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of discounts, order cancellations and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

Product Research and Development
We believe our research and development efforts are a key factor in our success. Technical innovation in the design and manufacturing process of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to reduce injury, enhance athletic performance and maximize comfort.
In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability, and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts who consult with us and review designs, materials, concepts for product and manufacturing process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.

Manufacturing
Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers. In fiscal 2013, contract factories in Vietnam, China and Indonesia manufactured approximately 42%, 30%, and 26% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, and Mexico to manufacture footwear for sale primarily within those countries. The largest single footwear factory with which we have contracted accounted for approximately 6% of total fiscal 2013 NIKE Brand footwear production. Almost all of NIKE Brand apparel is manufactured outside of the United States by independent contract manufacturers located in 28 countries. Most of this apparel production occurred in China, Vietnam, Thailand, Indonesia, Sri Lanka, Pakistan, Malaysia, Turkey, Mexico, and Cambodia. The largest single apparel factory that we have contracted with accounted for approximately 6% of total fiscal 2013 apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make Air-Sole cushioning components. During fiscal 2013, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, Inc., with facilities in Beaverton, Oregon and St. Louis, Missouri, as well as independent contractors in China and Vietnam, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain and snow, retain heat, or efficiently wick moisture away from the body. NIKE’s independent contractors and suppliers buy raw materials in bulk for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. We have thus far experienced little difficulty in satisfying our raw material requirements.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2013, Sojitz America provided financing and purchasing services for NIKE Brand products sold in Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, Korea, and Thailand, excluding products produced and sold in the same country. Approximately 13% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2014.

International Operations and Trade
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export and import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such material effects occurring in the future.
In recent years, uncertain global and regional economic conditions have affected international trade and caused a rise in protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and in nearly all cases we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, such protectionist measures, if implemented, could result in increases in the cost of our products, which may in turn adversely affect our sales or profitability as well as the imported footwear and apparel industry as a whole.
We monitor protectionist trends and developments throughout the world that may materially impact our industry and engage in administrative and judicial processes to mitigate trade restrictions. In Brazil, we are actively monitoring for dumping investigations against products from China and other countries that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may increase customs clearance times for imports of footwear, apparel and equipment. Moreover, with respect to trade restrictions targeting China, which represents an important sourcing and consumer marketing country for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
Where trade protection measures are implemented, we believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature, although alternate sources of supply might not be as cost effective and could have an ongoing adverse impact on profitability.

Competition
The athletic footwear, apparel, and equipment industry is highly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure footwear, apparel, and equipment, including adidas, V.F. Corp., Puma, Li Ning and Under Armour, among others. We also compete with a number of vertical retailers such as Lululemon and Uniqlo. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.

NIKE is the largest seller of athletic footwear, apparel, and equipment in the world. Important aspects of competition in this industry are:

•	Product quality; performance and reliability; new product innovation and development; and consumer price/value;

•
Consumer connection and affinity for brands and products, developed through marketing and promotion; customer support and service; identification with prominent and influential athletes, coaches, teams, colleges and sports leagues who endorse our brands and use our products; and active engagement through sponsored sporting events and clinics; and

•	Effective distribution of products, with attractive merchandising and presentation at retail, in store and online.

We believe that we are competitive in all of these areas.

Trademarks and Patents
We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions. In addition, we own many other trademarks that we utilize in marketing our products. We continue to vigorously protect our trademarks against infringement.
NIKE has an exclusive, worldwide license to make and sell footwear using patented “Air” technology. The process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR® patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR® patents will not expire for several years.
We also file and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents covering components, manufacturing techniques and features used in various athletic and leisure footwear, apparel, athletic equipment, digital devices and golf products. These patents expire at various times, and patents issued for applications filed this year in the U.S. will last until 2027 for design patents and until 2033 for utility patents.
We believe our success depends primarily upon our capabilities in design, research and development, production, and marketing rather than exclusively upon our patent position. However, we have followed a policy of filing patent applications for the United States and foreign patents on inventions, designs, and improvements that we deem valuable.

Employees
As of May 31, 2013, we had approximately 48,000 employees worldwide, including retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 19, 2013 are as follows:
Philip H. Knight, Chairman of the Board of Directors — Mr. Knight, 75, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990 and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.
Mark G. Parker, President and Chief Executive Officer — Mr. Parker, 57, was appointed President and Chief Executive Officer in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.
David J. Ayre, Executive Vice President, Global Human Resources — Mr. Ayre, 53, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.
Donald W. Blair, Executive Vice President and Chief Financial Officer — Mr. Blair, 55, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins, and Sells.
Trevor A. Edwards, President, NIKE Brand — Mr. Edwards, 50, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts for Foot Locker in 1993, Director of Marketing for the Americas Region in 1995, Director of Marketing for Europe in 1997, Vice President, Marketing for the Europe, Middle East and Africa Region in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate

Vice President, Global Brand Management in 2002, Vice President, Global Brand and Category Management in 2006 and President, NIKE Brand in 2013. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.
Jeanne P. Jackson, President, Product and Merchandising — Ms. Jackson, 61, joined NIKE in 2009. She was appointed President, Direct to Consumer in 2009 and President, Product and Merchandising in 2013. Ms. Jackson also served as a member of the NIKE, Inc. Board of Directors from 2001 through 2009. She founded and served as Chief Executive Officer of MSP Capital, a private investment company, from 2002 to 2009. Ms. Jackson was Chief Executive Officer of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and Chief Executive Officer of Banana Republic from 1995 to 2000, also serving as Chief Executive Officer of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue, and Federated Department Stores.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 49, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed to Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.
Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 51, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.
John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 44, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas Regions in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 49, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas Region in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas Region in 2000. Mr. Sprunk was appointed corporate Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

ITEM 1A. Risk Factors

Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and information technology systems; data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of our decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel, and equipment industry is highly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure footwear, apparel, and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products and for import quota capacity.
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
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. We could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our net revenues and profits.
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, long lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through aggressive marketing, we could experience lower sales, excess inventories and lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operation.
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
We establish relationships with professional athletes, sports teams and leagues to evaluate, promote, and establish product authenticity with consumers. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues, or negative posts or comments about our sports marketing endorsements on social networking websites, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into cost effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand and result in decreased sales of our products.
Global capital and credit market conditions, and resulting declines in consumer confidence and spending, could have a material adverse effect on our business, operating results, and financial condition.
The uncertain state of the global economy continues to impact businesses around the world. Continuing volatility and disruption in the global capital and credit markets have led to fluctuations in the availability of business credit and capital liquidity, a contraction of consumer credit, business failures, higher unemployment, and declines in consumer confidence and spending in many parts of the world. If global economic and financial market conditions deteriorate or remain weak for an extended period of time, the following factors could have a material adverse effect on our business, operating results, and financial condition:

•
Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories, and lower gross margins.

•
We may be unable to find suitable investments that are safe, liquid, and provide a reasonable return. This could result in lower interest income or longer investment horizons. Disruptions to capital markets or the banking system may also impair the value of investments or bank deposits we currently consider safe or liquid.

•	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

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

•
Continued volatility and availability in the markets and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins, and profitability.

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
Futures orders may not be an accurate indication of our future revenues.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, shipping timing, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.
Our futures ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins and harm to our business.
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
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which have had an adverse effect on our business. When the retail economy weakens, retailers may be more cautious with orders. A slowing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers who experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
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
Our Direct to Consumer operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
Our Direct to Consumer locations have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than certain of our other stores. Due to the high fixed-cost structure associated with our Direct to Consumer operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs.
Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud; mismanagement of existing retail channel partners; and inability to manage costs associated with store construction and operation. Risks specific to our e-commerce business also include diversion of sales from our brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE® and Swoosh Design® trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions. In addition, we own many other trademarks that we utilize in marketing our products. In addition, we own many other trademarks that we utilize on or in the marketing of our products.
We believe that our trademarks, patents, trade secrets and other intellectual property rights are important to our brand, our success, and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trade secret misappropriation or trademark, copyright, design patent, utility patent, or other intellectual property infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products.
The actions we take to establish and protect trademarks, copyrights, trade secrets, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim that we infringe on their trademarks, copyrights, patents, or other intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation and/or sale of certain products.
We take various actions to prevent confidential information from unauthorized use and/or disclosure. Such actions include contractual measures such as entering into non-disclosure agreements and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information might not always be effective. Confidential information that is related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely or inadvertently used and/or disclosed resulting in a loss of reputation, a decline in our stock price, a negative impact on our market position, and could lead to damages, fines, penalties, or injunctions.
In addition, the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.
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
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our trademarks. We impose, and require the contractors that directly manufacture our products and our licensees the contract with manufacturers to make products bearing our trademarks, a code of conduct and other environmental, health, and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.
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
We are subject to income taxes in the United States and numerous foreign jurisdictions. Increases in income tax rates could reduce our after-tax income from affected jurisdictions. We earn a substantial portion of our income in foreign countries. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted. Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals being considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. The Company is also subject to the examination of its tax returns by the Internal Revenue Service and other tax authorities. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.
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
We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar, but they also reduce the positive impact of a weaker U.S. Dollar. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.
If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps, with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
Our products are subject to risks associated with overseas sourcing, manufacturing, and financing.
The principal materials used in our apparel products — natural and synthetic fabrics and threads, plastic and metal hardware, and specialized performance fabrics designed to repel rain or snow, retain heat, or efficiently wick moisture away from the body — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas and polyurethane films — are also locally available to manufacturers. Both our apparel and footwear products are dependent upon the ability of our unaffiliated contract manufacturers' to locate, train and employ adequate personnel. NIKE contractors and suppliers buy raw materials in bulk and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, we might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Further, there may be wage increases, whether government mandated or otherwise, that affect our unaffiliated contract manufacturers. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards, and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short and long-term.
Because independent manufacturers manufacture a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion, or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.
In addition, Sojitz America performs significant import-export financing services for most of the NIKE Brand products sold outside of the United States, Europe, Middle East, Africa, and Japan, excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers outside of the United States, Europe, Middle East, Africa, and Japan. Such a disruption could result in canceled orders that would adversely affect sales and profitability.

Our success depends on our global distribution facilities.
We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects that could be caused by significant disruptions in our distribution facilities.
We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy, breach, interruption or security failure of that technology or any misappropriation of any data could harm our reputation or our ability to effectively operate our business.
We are heavily dependent on information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these information technology systems. Over a number of years, we have implemented information technology systems in all of the geographical regions in which we operate. Our work to integrate and enhance these systems and related processes in our global operations is ongoing. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.
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
Furthermore, we depend on information technology systems and personal data collection and use for digital marketing, digital commerce and the marketing and use of our Digital Sport products. We also engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Our information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. Misuse or leakage of personal information could result in a violation of data privacy laws and regulations and damage our reputation and credibility and have a negative impact on revenues and profits.
The market for prime real estate is competitive.
Our ability to effectively obtain real estate to open new retail stores and otherwise conduct our operations, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics, and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we seek to downsize, consolidate, reposition, or close some of our real estate locations, which may require modification of an existing lease. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores, could have an adverse effect on our operating results and financial condition.
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties domestically and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and the quality of our decisions to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores and could have an adverse effect on our operating results and financial condition.
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
From time to time, we may invest in business infrastructure, acquisitions of new businesses, product offering and manufacturing innovation, and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in acquiring or expanding a business. The failure of any significant investment to provide their expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
We depend on key personnel, the loss of whom would harm our business.
Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain and motivate our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

The sale of a large number of shares held by our Chairman could depress the market price of our common stock.
Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owns over 75.6% of our Class A Common Stock. If all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would own over 15.8% of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt or obtain additional financing to support operations or to fund new initiatives.
Anti-takeover provisions may impair an acquisition of the Company or reduce the price of our common stock.
There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freeze-out statute, two classes of stock that vote separately on certain issues, and the fact that holders of Class A Common Stock elect three-quarters of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition or other change in control of our company that some shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.
We may fail to meet market expectations, which could cause the price of our stock to decline.
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts’ estimates of our future performance. Analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile, we may become involved in this type of litigation in the future. Any litigation could result in substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

ITEM 1B. Unresolved Staff Comments
Not applicable.

ITEM 2. Properties

The following is a summary of principal properties owned or leased by NIKE.
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is a 250-acre facility of 35 buildings which functions as our world headquarters and is occupied by almost 8,000 employees engaged in management, research, design, development, marketing, finance, and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies. In the United States, there are five significant distribution centers in Memphis, Tennessee; two are owned and three are leased. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased distribution facilities for non-NIKE Brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities outside the United States. The most significant are the distribution facilities located in Tomisato, Japan; Laakdal, Belgium; and Taicang, China; all of these facilities are owned.
We manufacture Air-Sole cushioning materials and components at NIKE IHM, Inc. manufacturing facilities located in Beaverton, Oregon and St. Charles, Missouri; these facilities are owned. We also manufacture and sell small amounts of various other plastic products to other manufacturers through NIKE IHM, Inc.
Aside from the principal properties described above, we lease over 110 sales offices and approximately 90 administrative offices worldwide. We lease more than 750 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” in Part 1 of this Report. Our leases expire at various dates through the year 2033.

ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.

ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 19, 2013, there were 30,586 holders of record of our Class B Common Stock and 19 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock. All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on December 26, 2012.

Fiscal 2013 (June 1, 2012 — May 31, 2013)	High	Low	Dividends Declared
First Quarter	$54.32	$43.89	$0.18
Second Quarter	50.42	45.30	0.21
Third Quarter	55.55	48.46	0.21
Fourth Quarter	65.91	53.49	0.21
Fiscal 2012 (June 1, 2011 — May 31, 2012)	High	Low	Dividends Declared
First Quarter	$46.83	$39.29	$0.16
Second Quarter	48.38	41.25	0.18
Third Quarter	53.96	46.69	0.18
Fourth Quarter	57.20	52.17	0.18
The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2013. During the second quarter of fiscal 2013, the Company completed the previous four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008. During the prior program, the Company purchased a total of 118.8 million shares at an average price of $42.08 per share. Following the completion of this program, the Company began repurchases under the four-year, $8 billion share repurchase program approved by the Board in September 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2013	2,198,417	$54.51	2,198,417	$7,333
April 1 — April 30, 2013	1,573,111	$59.30	1,573,111	$7,239
May 1 — May 31, 2013	450,000	$63.18	450,000	$7,211
	4,221,528	$57.22	4,221,528

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2008 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX; AND THE DOW JONES U.S. FOOTWEAR INDEX

The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Wolverine World Wide, Inc., Iconix Brand Group, Inc., Crocs, Inc., and Steven Madden, Ltd. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of V.F. Corp., Coach, Inc., Polo Ralph Lauren Corporation, and Fossil Group, Inc. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories, and Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.
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

ITEM 6. Selected Financial Data
Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations; refer to Note 15 — Discontinued Operations for additional information regarding discontinued operations. All per share amounts are reflective of the two-for-one stock split that began trading at the split-adjusted price on December 26, 2012.

(Dollars in millions, except per share data and financial ratios)	Financial History
	2013	2012	2011	2010	2009
Year Ended May 31,
Revenues	$25,313	$23,331	$20,117	$18,324	$18,528
Gross profit	11,034	10,148	9,202	8,498	8,324
Gross margin %	43.6%	43.5%	45.7%	46.4%	44.9%
Restructuring charges	—	—	—	—	195
Net income from continuing operations	2,464	2,269	2,172	1,923	1,754
Net income (loss) from discontinued operations	21	(46)	(39)	(16)	(267)
Net income	2,485	2,223	2,133	1,907	1,487
Earnings per share from continuing operations:
Basic earnings per common share	2.75	2.47	2.28	1.98	1.81
Diluted earnings per common share	2.69	2.42	2.24	1.95	1.79
Earnings per share from discontinued operations:
Basic earnings per common share	0.02	(0.05)	(0.04)	(0.02)	(0.28)
Diluted earnings per common share	0.02	(0.05)	(0.04)	(0.02)	(0.27)
Weighted average common shares outstanding	897.3	920.0	951.1	971.0	969.8
Diluted weighted average common shares outstanding	916.4	939.6	971.3	987.8	981.4
Cash dividends declared per common share	0.81	0.70	0.60	0.53	0.49
Cash flow from operations, inclusive of discontinued operations	3,027	1,899	1,812	3,164	1,736
Price range of common stock:
High	65.91	57.20	46.15	39.28	35.14
Low	43.89	39.29	33.61	25.08	19.12
At May 31,
Cash and equivalents	$3,337	$2,317	$1,955	$3,079	$2,291
Short-term investments	2,628	1,440	2,583	2,067	1,164
Inventories	3,434	3,222	2,611	1,942	2,254
Working capital, excluding assets and liabilities of discontinued operations(1)(2)	9,718	7,518	7,266	7,511	6,390
Total assets, excluding assets of discontinued operations(1)	17,584	14,850	14,438	13,889	12,716
Long-term debt	1,210	228	276	446	437
Capital Lease Obligations	81	—	—	—	—
Redeemable Preferred Stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	11,156	10,381	9,843	9,754	8,693
Year-end stock price	61.66	54.09	42.23	36.19	28.53
Market capitalization	55,124	49,546	39,523	35,032	27,698
Financial Ratios:
Return on equity	22.9%	22.4%	22.2%	20.8%	21.2%
Return on assets	15.2%	15.5%	15.3%	14.5%	14.6%
Inventory turns	4.3	4.5	4.8	4.7	4.5
Current ratio at May 31	3.5	3.0	2.9	3.3	3.0
Price/Earnings ratio at May 31	22.9	22.4	18.9	18.6	15.9

(1)	Assets of discontinued operations were $0 million, $615 million, $560 million, $530 million, and $534 million for the years ended May 31, 2013, 2012, 2011, 2010, and 2009, respectively.

(2)	Liabilities of discontinued operations were $18 million, $170 million, $184 million, $182 million, and $176 million for the years ended May 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Selected Quarterly Financial Data

(Unaudited) (Dollars in millions, except per share data)	1st Quarter(1)		2nd Quarter		3rd Quarter		4th Quarter
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues	$6,474	$5,893	$5,955	$5,546	$6,187	$5,656	$6,697	$6,236
Gross profit	2,828	2,618	2,530	2,376	2,736	2,485	2,940	2,669
Gross margin %	43.7%	44.4%	42.5%	42.8%	44.2%	43.9%	43.9%	42.8%
Net income from continuing operations	585	661	521	480	662	569	696	559
Net income (loss) from discontinued operations	(18)	(16)	(137)	(11)	204	(9)	(28)	(10)
Net income	567	645	384	469	866	560	668	549
Earnings per share from continuing operations:
Basic earnings per common share	0.65	0.72	0.58	0.52	0.74	0.62	0.78	0.61
Diluted earnings per common share	0.63	0.70	0.57	0.51	0.73	0.61	0.76	0.60
Earnings per share from discontinued operations:
Basic earnings per common share	(0.03)	(0.02)	(0.15)	(0.01)	0.23	(0.01)	(0.03)	(0.01)
Diluted earnings per common share	(0.02)	(0.02)	(0.15)	(0.01)	0.22	(0.01)	(0.03)	(0.01)
Weighted average common shares outstanding	905.6	930.0	897.0	918.5	893.9	915.1	892.6	916.3
Diluted weighted average common shares outstanding	922.8	948.6	913.1	936.9	911.7	934.6	913.4	936.3
Cash dividends declared per common share	0.18	0.16	0.21	0.18	0.21	0.18	0.21	0.18
Price range of common stock
High	54.32	46.83	50.42	48.38	55.55	53.96	65.91	57.20
Low	43.89	39.29	45.30	41.25	48.46	46.69	53.49	52.17

(1)	Amounts presented have been adjusted from what was previously filed in our Form 10-Q to exclude the results of discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet websites, which we refer to as our “Direct to Consumer” operations, and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment, accessories and service businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands, and delivering compelling consumer experiences at retail and online.
In addition to achieving long-term, sustainable revenue growth, we continue to strive to deliver shareholder value by driving operational excellence in several key areas:

•	Expanding gross margin by:
- Making our supply chain a competitive advantage;
- Reducing product costs through a continued focus on manufacturing efficiency, product design and innovation; and
- Delivering innovative, premium products that command higher prices while maintaining a strong consumer price-to-value proposition.

•
Improving selling and administrative expense productivity by focusing on investments that drive economic returns in the form of incremental revenue and gross profit, and leveraging existing infrastructure across our portfolio of businesses to eliminate duplicative costs;

•	Improving working capital efficiency; and

•	Deploying capital effectively.
Through execution of this strategy, our long-term financial goals continue to be:

•	High single-digit revenue growth,

•	Mid-teens earnings per share growth,

•	Increased return on invested capital and accelerated cash flows, and

•	Consistent results through effective management of our diversified portfolio of businesses.
Over the past ten years, we have achieved or exceeded all of these financial goals. During this time, revenues and earnings per share for NIKE, Inc., inclusive of both continuing and discontinued operations, have grown 9% and 15%, respectively, on an annual compounded basis. Our return on invested capital has increased from 18% to 24% and we expanded gross margins by approximately 260 basis points.
On November 15, 2012, we announced a two-for-one stock split of both Class A and Class B Common shares. The stock split was in the form of a 100 percent stock dividend payable on December 24, 2012 to shareholders of record at the close of business December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.
Our fiscal 2013 results from continuing operations demonstrated the power of the NIKE, Inc. portfolio to deliver consistent growth in revenues, earnings, and cash returns to shareholders, while investing for long-term growth. Despite the ongoing challenges in the global economy, we delivered record revenues and earnings per share in fiscal 2013. Our revenues grew 8% to $25.3 billion, net income from continuing operations increased 9% to $2.5 billion, and we delivered diluted earnings per share of $2.69, an 11% increase from fiscal 2012.
Earnings before interest and income taxes for continuing operations increased 8% for fiscal 2013, driven by revenue growth and improved gross margin, which more than offset higher selling and administrative expense as a percentage of revenue. The increase in revenues was driven by growth across most NIKE Brand geographies, key categories and product types. This growth was primarily fueled by:

•	Innovative performance and sportswear products, incorporating proprietary technology platforms such as NIKE Air, Lunar, Shox, FREE, Flywire, Dri-F.I.T, FlyKnit, NIKE +, and NIKE Fuel;

•
Deep brand connections to consumers through a category lens, reinforced by investments in endorsements by high profile athletes and teams (such as the NFL, FC Barcelona, Michael Jordan), high impact marketing around global sporting events (such as the Olympics, European Football Championships and NBA Finals) and digital marketing; and

•	Strong category retail presentation online and at NIKE owned and retail partner stores.
Revenues also improved for each of our Other Businesses (Converse, NIKE Golf and Hurley).
Our gross margins improved largely due to the positive impact of higher average selling prices, partially offset by higher product input costs, primarily labor cost inflation, and foreign currency headwinds.
For fiscal 2013, the growth of our net income from continuing operations was positively affected by a year-over-year decrease in our effective tax rate. In addition, diluted earnings per share grew at a higher rate than net income due to a 2% decrease in the weighted average number of diluted common shares outstanding, as a result of share repurchases during fiscal 2013.
On May 31, 2012, we announced our intention to divest of the Cole Haan and Umbro businesses, which would allow us to better focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. During the second quarter of fiscal 2013 we completed the sale of certain assets of the Umbro brand and recorded a loss on the sale of these assets of $107 million, net of tax. During the third quarter of fiscal 2013 we completed the sale of Cole Haan and recorded a gain on sale of $231 million, net of tax. As of May 31, 2013 the Company had substantially completed all transition services related to the sale of both businesses. Unless otherwise indicated, the following disclosures reflect the Company's continuing operations; refer to our “Discontinued Operations" section for additional information regarding our discontinued operations.
While we expect to face continued macroeconomic uncertainties in the global economy, we continue to see opportunities to drive future growth and remain committed to effectively managing our business to achieve our financial goals over the long-term, by executing against the operational strategies outlined above.

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

(Dollars in millions, except per share data)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	Fiscal 2011	FY12 vs. FY11 % Change
Revenues	$25,313	$23,331	8%	$20,117	16%
Cost of sales	14,279	13,183	8%	10,915	21%
Gross profit	11,034	10,148	9%	9,202	10%
Gross margin %	43.6%	43.5%		45.7%
Demand creation expense	2,745	2,607	5%	2,344	11%
Operating overhead expense	5,035	4,458	13%	4,017	11%
Total selling and administrative expense	7,780	7,065	10%	6,361	11%
% of Revenues	30.7%	30.3%		31.6%
Interest (income) expense, net	(3)	4	—	4	—
Other (income) expense, net	(15)	54	—	(25)	—
Income before income taxes	3,272	3,025	8%	2,862	6%
Income tax expense	808	756	7%	690	10%
Effective tax rate	24.7%	25.0%		24.1%
Net income from continuing operations	2,464	2,269	9%	2,172	4%
Net income (loss) from discontinued operations	21	(46)	—	(39)	—
Net income	$2,485	$2,223	12%	$2,133	4%
Diluted earnings per share - Continuing Operations	$2.69	$2.42	11%	$2.24	8%
Diluted earnings per share - Discontinued Operations	$0.02	$(0.05)	—	$(0.04)	—

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes(2)	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes(2)
NIKE, Inc. Revenues (1):
NIKE Brand Revenues by:
Footwear	$14,539	$13,428	8%	11%	$11,519	17%	15%
Apparel	6,820	6,336	8%	10%	5,516	15%	13%
Equipment	1,405	1,204	17%	20%	1,022	18%	16%
Global Brand Divisions	117	111	5%	8%	96	16%	13%
Total NIKE Brand	22,881	21,079	9%	11%	18,153	16%	15%
Other Businesses	2,500	2,298	9%	9%	2,041	13%	12%
Corporate(3)	(68)	(46)	—	—	(77)	—	—
TOTAL NIKE, INC. REVENUES	$25,313	$23,331	8%	11%	$20,117	16%	15%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$18,438	$17,438	6%	8%	$15,181	15%	14%
Sales Direct to Consumer	4,326	3,530	23%	24%	2,876	23%	21%
Global Brand Divisions	117	111	5%	8%	96	16%	13%
TOTAL NIKE BRAND REVENUES	$22,881	$21,079	9%	11%	$18,153	16%	15%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(4)
Sales to Wholesale Customers	$18,438	$17,438	6%	8%	$15,181	15%	14%
Sales from our Wholesale Operations to Direct to Consumer Operations	2,450	1,986	23%	25%	1,603	24%	22%
NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$20,888	$19,424	8%	10%	$16,784	16%	14%
NIKE Brand Wholesale Equivalent Revenues by Category:(4)
Running	$4,274	$3,696	16%	18%	$2,789	33%	31%
Basketball	2,627	2,169	21%	22%	1,863	16%	16%
Football (Soccer)	1,931	1,862	4%	9%	1,667	12%	10%
Men’s Training	2,380	2,064	15%	17%	1,752	18%	17%
Women’s Training	1,067	1,011	6%	8%	840	20%	19%
Action Sports	495	497	0%	2%	446	11%	2%
Sportswear	5,637	5,741	-2%	1%	5,293	8%	7%
Others(5)	2,477	2,384	4%	6%	2,134	12%	11%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$20,888	$19,424	8%	10%	$16,784	16%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.

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

(4)
References to NIKE Brand wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no Direct to Consumer operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our Direct to Consumer operations which are charged at prices that are comparable to prices charged to external wholesale customers.

(5)	Others include all other categories and certain adjustments that are not allocated at the category level.

Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, revenues from our NIKE, Inc. continuing operations grew 11% for fiscal 2013, driven by increases in revenues for both the NIKE Brand and our Other Businesses. Every NIKE Brand geography except Greater China delivered higher revenues for fiscal 2013. North America contributed 7 percentage points of the increase in NIKE, Inc. revenues, while Emerging Markets contributed 2 percentage points and Western and Central and Eastern Europe each contributed 1 percentage point. Greater China's results reduced NIKE, Inc. revenue growth by 1 percentage point. Revenues for our Other Businesses contributed 1 percentage point to our consolidated revenue growth.
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue increased 11% and 10%, respectively, while NIKE Brand equipment revenues increased 20% during fiscal 2013. The increase in NIKE Brand footwear revenue for fiscal 2013 was attributable to growth across our Running, Basketball, Football (Soccer), and Sportswear categories. The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including Running models with NIKE FREE and Lunar technologies, NIKE and Brand Jordan Basketball styles, and performance Football (soccer) products. In fiscal 2013, unit sales of footwear increased approximately 7% and the average selling price per pair increased approximately 4%, driven equally by price increases and a shift in mix to higher priced products.
For NIKE Brand apparel, the increase in revenue for fiscal 2013 was driven by our Men's Training category (which includes the NFL licensed business), in addition to strong demand for Running and Basketball products. Apparel unit sales in fiscal 2013 increased approximately 7% and the average selling price per unit increased approximately 3%, reflecting a favorable mix of higher priced products, such as performance Running, Basketball, and NFL licensed apparel, and to a lesser extent, higher selling prices.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand Direct to Consumer revenues. Our NIKE Brand Direct to Consumer operations include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For fiscal 2013, Direct to Consumer revenues represented approximately 19% of our total NIKE Brand revenues compared to 17% in fiscal 2012. On a currency neutral basis, Direct to Consumer revenues grew 24% for fiscal 2013, as comparable store sales grew 14% and we continue to expand our store network and e-commerce business. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year.
Revenues for our Other Businesses are comprised of results from Converse, Hurley and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased 9% in fiscal 2013, reflecting growth across all businesses.
Fiscal 2012 Compared to Fiscal 2011
On a currency neutral basis, revenues for NIKE, Inc.'s continuing operations grew 15% for fiscal 2012, driven by increases in revenues for both the NIKE Brand and our Other Businesses. Excluding the effects of changes in currency exchange rates, revenues for the NIKE Brand increased 15%, as every NIKE Brand geography delivered higher revenues for fiscal 2012. North America contributed approximately 7 percentage points to the NIKE Brand revenue increase, while the Emerging Markets and Greater China geographies contributed approximately 4 and 2 percentage points to the NIKE Brand revenue growth, respectively. Revenues for our Other Businesses grew 12% during fiscal 2012, contributing 1 percentage point of our consolidated revenue growth.
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
Revenues for our Other Businesses consisted of results from our affiliate brands; Converse, Hurley and NIKE Golf. Excluding the impact of currency changes, revenues for these businesses increased by 12% in fiscal 2012, reflecting growth across all businesses except Hurley, which was down slightly for the fiscal year.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2013 were 8% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders also increased 8%, as unit orders contributed approximately 5 percentage points of growth and average selling price per unit contributed approximately 3 percentage points of growth.

By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	12%	12%
Western Europe	2%	0%
Central & Eastern Europe	14%	12%
Greater China	3%	0%
Japan	-17%	6%
Emerging Markets	12%	12%
Total NIKE Brand Futures Orders	8%	8%

(1)
Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, because the mix of orders can shift between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Other Businesses.

Gross Margin

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change		Fiscal 2011	FY12 vs. FY11 % Change
Gross Profit	$11,034	$10,148	9%		$9,202	10%
Gross Margin %	43.6%	43.5%	10	bps	45.7%	(220) bps

Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, our consolidated gross margin was 10 basis points higher than fiscal 2012, primarily driven by higher net average selling prices (approximately 160 basis points) that were attributable to higher prices and a favorable sales mix. The positive benefit of higher net average selling prices was largely offset by higher product costs (approximately 110 basis points), primarily due to higher factory labor costs, and unfavorable foreign currency exchange rate movements (approximately 40 basis points).
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

Selling and Administrative Expense

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change		Fiscal 2011	FY12 vs. FY11 % Change
Demand creation expense(1)	$2,745	$2,607	5%		$2,344	11%
Operating overhead expense	5,035	4,458	13%		4,017	11%
Selling and administrative expense	$7,780	$7,065	10%		$6,361	11%
% of Revenues	30.7%	30.3%	40	bps	31.6%	(130) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Fiscal 2013 Compared to Fiscal 2012
Demand creation expense increased 5% compared to the prior year, mainly driven by an increase in sports marketing expense, marketing support for key product initiatives, including the NIKE Fuelband and NFL launch, as well as an increased level of marketing spending around global sporting events such as the European Football Championships and London Summer Olympics. Excluding the effects of changes in foreign currency exchange rates, demand creation expense increased 8%.

Compared to the prior year, operating overhead expense increased 13%, primarily attributable to increased investments in our Direct to Consumer operations, higher personnel costs, and corporate initiatives to support the growth of our overall business. Excluding the effects of changes in foreign currency exchange rates, the growth in operating overhead expense was 15%.
Fiscal 2012 Compared to Fiscal 2011
Overall, selling and administrative expense grew at a slower rate than revenues for fiscal 2012.
Demand creation expense increased 11% compared to the prior year, mainly driven by an increase in sports marketing expense, marketing support for key product initiatives, including the NIKE Fuelband and NFL launch, as well as an increased level of brand event spending in advance of the European Football Championships and London Summer Olympics. For fiscal 2012, changes in currency exchange rates increased the growth of demand creation expense by 1 percentage point.
Compared to the prior year, operating overhead expense increased 11%, primarily attributable to increased investments in our Direct to Consumer operations, higher personnel costs as well as travel expenses to support the growth of our overall business. For fiscal 2012, changes in currency exchange rates increased the growth of operating overhead expense by 1 percentage point.

Other (Income) Expense, net

(In millions)	Fiscal 2013	Fiscal 2012	Fiscal 2011
Other (income) expense, net	$(15)	$54	$(25)

Other (income) expense, net is comprised of foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, other (income), net increased $69 million compared to the prior year. This change was primarily driven by a $48 million decrease in foreign currency net losses in the current year as well as the recognition of a $24 million restructuring charge for NIKE Brand's Western Europe operations in the prior year. These positive impacts were partially offset by smaller net gains from non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net had an unfavorable impact on our income before income taxes of $56 million for fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012, other expense, net increased $79 million compared to the prior year. This change was primarily driven by a $77 million change in foreign currency net gains in the prior year to net losses in the current year. These impacts, together with a $24 million charge recognized during the fourth quarter of fiscal 2012 for the restructuring of NIKE Brand's Western Europe operations, were partially offset by certain net gains related to non-operating items.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense, net did not have a significant impact on our income before income taxes for fiscal 2012.

Income Taxes

	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	Fiscal 2011	FY12 vs. FY11 % Change
Effective tax rate	24.7%	25.0%	(30) bps	24.1%	90	bps

Fiscal 2013 Compared to Fiscal 2012

The 30 basis point decrease in our effective tax rate for the fiscal year was primarily driven by the U.S. legislative retroactive reinstatement of the research and development tax credit and a reduction of tax reserves on foreign operations, partially offset by an increase in the percentage of earnings in higher tax jurisdictions.
Fiscal 2012 Compared to Fiscal 2011
Our effective tax rate for fiscal 2012 was 90 basis points higher than the effective tax rate for fiscal 2011 primarily due to changes in estimates of uncertain tax positions. This impact was partially offset by a reduction in the effective tax rate on operations outside of the United States as a result of changes in geographical mix of foreign earnings.
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

On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain is included in the net income (loss) from discontinued operations line item on the consolidated statements of income.
Beginning November 30, 2012, we classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan’s operations in the net income (loss) from discontinued operations line item on the consolidated statements of income. From this date until the sale, the assets and liabilities of Cole Haan were recorded as assets and liabilities of discontinued operations on the consolidated balance sheets of NIKE, Inc. Previously, these amounts were reported in our segment presentation as “Other Businesses.”
Under the sale agreement, we agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. We will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not expected to be significant to Cole Haan and we will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $44 million at May 31, 2013. The fair value of these guarantees is not material.
On November 30, 2012, we completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The results of Umbro’s operations and Umbro’s financial position are presented as discontinued operations on the consolidated statements of income and balance sheets, respectively. Previously, these amounts were reported in our segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, we recorded a loss of $107 million, net of tax, on the sale of Umbro. The loss on sale was calculated as the net sales price less the Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million, offset by a $67 million tax benefit on the loss.
Under the sale agreement, we provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are substantially complete and we have wound down the remaining operations of Umbro.
For the year ended May 31, 2013, net income (loss) from discontinued operations included, for both businesses, the net gain or loss on sale, net operating losses, tax expenses, and approximately $20 million in wind down costs.

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
Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.
The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2013	Fiscal 2012(1)	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes(2)	Fiscal 2011(1)	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes(2)
North America	$10,387	$8,839	18%	18%	$7,579	17%	17%
Western Europe	4,128	4,144	0%	5%	3,868	7%	4%
Central & Eastern Europe	1,287	1,200	7%	12%	1,040	15%	17%
Greater China	2,453	2,539	-3%	-5%	2,060	23%	18%
Japan	791	835	-5%	1%	773	8%	1%
Emerging Markets	3,718	3,411	9%	16%	2,737	25%	26%
Global Brand Divisions	117	111	5%	8%	96	16%	13%
Total NIKE Brand Revenues	22,881	21,079	9%	11%	18,153	16%	15%
Other Businesses	2,500	2,298	9%	9%	2,041	13%	12%
Corporate(3)	(68)	(46)	—	—	(77)	—	—
TOTAL NIKE, INC. REVENUES	$25,313	$23,331	8%	11%	$20,117	16%	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2013	Fiscal 2012(1)	FY13 vs. FY12 % Change	Fiscal 2011(1)	FY12 vs. FY11 % Change
North America	$2,534	$2,030	25%	$1,736	17%
Western Europe	640	597	7%	730	-18%
Central & Eastern Europe	259	234	11%	244	-4%
Greater China	809	911	-11%	777	17%
Japan	133	136	-2%	114	19%
Emerging Markets	1,011	853	19%	688	24%
Global Brand Divisions	(1,396)	(1,200)	-16%	(971)	-24%
Total NIKE Brand	3,990	3,561	12%	3,318	7%
Other Businesses	456	385	18%	353	9%
Corporate	(1,177)	(917)	-28%	(805)	-14%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$3,269	$3,029	8%	$2,866	6%
Interest (income) expense, net	(3)	4	—	4	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$3,272	$3,025	8%	$2,862	6%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.
North America

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$6,687	$5,887	14%	14%	$5,111	15%	15%
Apparel	3,028	2,482	22%	22%	2,103	18%	18%
Equipment	672	470	43%	43%	365	29%	29%
TOTAL REVENUES	$10,387	$8,839	18%	18%	$7,579	17%	17%
Revenues by:
Sales to Wholesale Customers	$7,838	$6,720	17%	17%	$5,801	16%	16%
Sales Direct to Consumer	2,549	2,119	20%	20%	1,778	19%	19%
TOTAL REVENUES	$10,387	$8,839	18%	18%	$7,579	17%	17%
EARNINGS BEFORE INTEREST AND TAXES	$2,534	$2,030	25%		$1,736	17%

Fiscal 2013 Compared to Fiscal 2012
Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers in North America, driving increased demand for NIKE Brand products across all key categories except Action Sports. Our Basketball, Men's Training, Running, and Sportswear categories drove the revenue growth in fiscal 2013. North America's Direct to Consumer revenue growth for fiscal 2013 was fueled by 15% growth in comparable store sales as well as the addition of new stores and rapid growth in online sales.
North America footwear revenue growth was driven by higher demand in all seven key categories, most notably Basketball, Running, and Sportswear. Both unit sales and average selling price per pair increased 7% in fiscal 2013. The increase in average selling price per pair was driven approximately equally by price increases and a favorable mix of higher priced products.
Apparel revenue growth in North America was driven by higher demand in our Men's Training category, reflecting the addition of the NFL licensed business, as well as Basketball, Women's Training, and Running. Unit sales increased 10% while average selling price per unit increased 12%, largely driven by a favorable mix of higher priced products.

North America EBIT increased faster than revenue due to gross margin expansion and selling and administrative expense leverage. Gross margin increased 50 basis points for fiscal 2013, reflecting the favorable impact of selling price increases, partially offset by higher product costs, an unfavorable mix of lower margin products and royalties for the NFL business. Selling and administrative expenses increased versus fiscal 2012, though at a rate slower than revenue; the growth was largely driven by higher demand creation expense for the Olympics in the first quarter of fiscal 2013 as well as key product initiatives, including the NFL launch, and higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business.
Fiscal 2012 Compared to Fiscal 2011
Revenues for North America increased 17% for fiscal 2012, driven by growth in both wholesale and Direct to Consumer revenues. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers, driving demand for NIKE Brand products across all seven key categories. North America’s Direct to Consumer revenues grew 19% for fiscal 2012, driven by 15% growth in comparable store sales.
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
For fiscal 2012, EBIT for North America increased 17% as revenue growth and improved selling and administrative expense leverage more than offset a decline in gross margin. Gross margin decreased 90 basis points during fiscal 2012, primarily due to higher product input costs and lower gross margins on close-out sales, which more than offset the favorable impact of selling price increases, lower air freight costs and the growth of our Direct to Consumer business. Selling and administrative expense as a percentage of revenue decreased by 70 basis points for fiscal 2012, as both demand creation and operating overhead expense grew at a slower rate than revenues.
Western Europe

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$2,646	$2,526	5%	10%	$2,345	8%	5%
Apparel	1,261	1,377	-8%	-4%	1,303	6%	2%
Equipment	221	241	-8%	-3%	220	10%	5%
TOTAL REVENUES	$4,128	$4,144	0%	5%	$3,868	7%	4%
Revenues by:
Sales to Wholesale Customers	$3,416	$3,556	-4%	1%	$3,385	5%	2%
Sales Direct to Consumer	712	588	21%	27%	483	22%	18%
TOTAL REVENUES	$4,128	$4,144	0%	5%	$3,868	7%	4%
EARNINGS BEFORE INTEREST AND TAXES	$640	$597	7%		$730	-18%

Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, most territories in Western Europe reported revenue growth for fiscal 2013, which more than offset revenue declines of 17% and 18% in Italy and Iberia, respectively, reflecting poor economic conditions in Southern Europe. Revenues for the U.K. & Ireland and AGS (Austria, Germany, and Switzerland) territories, the largest markets in Western Europe, increased 8% and 12%, respectively. The growth in Direct to Consumer revenues reflected 17% growth in comparable store sales, the addition of 19 net new factory stores and strong growth in online sales. On a category basis, Western Europe's revenue growth was largely driven by growth in our Running and Basketball categories.
Constant currency footwear revenue growth in Western Europe was primarily driven by growth in Running, Sportswear, and Basketball. Unit sales increased 7% and average selling price per pair increased 3%, the latter primarily the result of price increases.
The constant currency decrease in Western Europe apparel revenues was due to a decline in Sportswear, partially offset by growth in Running, Men's Training, and Basketball. Unit sales in fiscal 2013 decreased 1% while average selling price per unit decreased 3%, as higher discounts on close-out sales more than offset selling price increases.
The EBIT growth in fiscal 2013 was driven by a 200 basis point increase in gross margin, partially offset by higher selling and administrative expenses. The gross margin increase was primarily driven by favorable standard foreign currency exchange rates; higher net average selling prices were mostly offset by higher product costs. The increase in selling and administrative expense was mainly driven by an increased level of demand creation spending around the European Football Championships and Olympics in the first quarter of fiscal 2013, as well as higher sports marketing expense. Additionally, operating overhead costs increased to support the expansion of our Direct to Consumer business and overall growth of the business. Fiscal 2013 EBIT growth for Western Europe was also increased by a $24 million, one-time restructuring charge that was recorded in other (income) expense, net, in the fourth quarter of fiscal 2012.

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

Central & Eastern Europe

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$714	$671	6%	11%	$605	11%	13%
Apparel	483	441	10%	14%	359	23%	24%
Equipment	90	88	2%	9%	76	16%	17%
TOTAL REVENUES	$1,287	$1,200	7%	12%	$1,040	15%	17%
EARNINGS BEFORE INTEREST AND TAXES	$259	$234	11%		$244	-4%
Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, Central & Eastern Europe revenues for fiscal 2013 were driven by growth across most territories, particularly Russia and Turkey, which grew 28% and 19%, respectively. Revenue growth in Central & Eastern Europe was driven by growth in all key categories, most notably Running, Football (Soccer), and Sportswear.
Constant currency footwear revenue growth in fiscal 2013 was primarily driven by growth in Running, Football (Soccer), and Basketball, partially offset by lower revenues in Sportswear. Unit sales increased 6% while average selling price per pair increased 5%, primarily driven by price increases.
Constant currency apparel revenue growth in fiscal 2013 was driven by growth in nearly all categories, most notably Sportswear, Football (Soccer), and Running. Unit sales increased 16%, while average selling price per unit decreased 2%, as an unfavorable mix of lower priced products more than off-set higher selling prices.
EBIT for Central & Eastern Europe grew faster than revenue primarily due to gross margin improvement and selling and administrative expense leverage. Gross margin increased 30 basis points, largely driven by price increases and the favorable impact of our higher margin Direct to Consumer business, more than offsetting higher product costs and unfavorable standard foreign currency exchange rates.
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
Greater China

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$1,493	$1,518	-2%	-3%	$1,164	30%	25%
Apparel	829	896	-7%	-9%	789	14%	9%
Equipment	131	125	5%	3%	107	17%	12%
TOTAL REVENUES	$2,453	$2,539	-3%	-5%	$2,060	23%	18%
EARNINGS BEFORE INTEREST AND TAXES	$809	$911	-11%		$777	17%
Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, Greater China revenue decreased in fiscal 2013, driven by lower futures orders as well as increased discounts, product returns and proactive cancellation of orders to manage inventory levels at retail. These downsides were partially offset by 33% growth in our Direct to Consumer business driven by comparable store sales growth of 13% and the addition of 29 net new factory stores. Fiscal 2013 revenues for most key categories were lower than in fiscal 2012.
For fiscal 2013, constant currency footwear revenue growth for Greater China declined, driven by lower sales across most key categories, most notably Sportswear and Men's and Women's Training, and increased reserves for product discounts and returns. Unit sales decreased 1%, while average selling price per pair decreased 2%, reflecting a higher mix of close-out sales and higher discounts.
The decrease in constant currency apparel revenue for fiscal 2013 was driven by lower revenues in Sportswear and Men's and Women's Training, partially offset by higher revenues in Basketball. Apparel unit sales in fiscal 2013 were 3% lower than the prior year while average selling price per unit was down 6%, reflecting a higher mix of close-out sales and higher discounts.
Fiscal 2013 EBIT for Greater China decreased at a faster rate than revenue, driven by lower gross margin and selling and administrative expense deleverage. Fiscal 2013 gross margin decreased 50 basis points due to a lower average selling price per unit driven by higher discounts and close-out mix partially offset by favorable standard foreign currency exchange rates. Selling and administrative expense increased as a percent of revenues, driven primarily by the increased investment in our Direct to Consumer business and the decrease in revenues.
Our results in Greater China have been adversely impacted by sluggish macroeconomic growth and slow product sell-through at retail, leading to high levels of inventory in the marketplace. Our strategy to return to sustained, profitable growth in Greater China focuses on extending our brand leadership position with consumers; expanding the offering of product styles and fits designed for the Chinese consumer; and working with our retail partners to create more differentiated, productive, and profitable retail stores.
Despite the challenges we have seen in China, there are indications that our strategies are taking hold in the marketplace. Comparable store sales are growing in our NIKE-owned Direct to Consumer doors and our wholesale customers are reporting comparable store growth and declining inventory levels. While we are making progress, we will continue to work with our retailers to optimize inventory, accelerate sell-through, and improve retail productivity. While China futures orders for the next six months are in line with last year, we expect revenues for the first half of the fiscal year will be below last year as we continue to manage the amount of product we ship into the market. We believe our revenue in China will stabilize around prior year levels in the second half of this fiscal year.
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

Japan

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$429	$439	-2%	5%	$397	11%	3%
Apparel	301	325	-7%	-1%	305	7%	-1%
Equipment	61	71	-14%	-9%	71	0%	-5%
TOTAL REVENUES	$791	$835	-5%	1%	$773	8%	1%
EARNINGS BEFORE INTEREST AND TAXES	$133	$136	-2%		$114	19%
Fiscal 2013 Compared to Fiscal 2012
Excluding changes in currency exchange rates, the revenue increase for Japan was driven by higher revenues in Running, Football (Soccer) and Basketball, partially offset by lower revenues in Sportswear and Men's and Women's Training.
Fiscal 2013 EBIT for Japan decreased as a result of lower revenues, partially offset by gross margin improvement and lower selling and administrative expense. The decrease in selling and administrative expense in fiscal 2013 was attributable to lower operating overhead and demand creation spending.
Fiscal 2012 Compared to Fiscal 2011
During fiscal 2012, the macroeconomic environment in Japan remained uncertain as the market continued to recover from the effects of the earthquake and tsunami that occurred in March 2011. On a currency neutral basis, footwear revenue in Japan increased 3% for fiscal 2012, as growth in Running and Football (Soccer) more than offset a decline in Sportswear.
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

Emerging Markets

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues by:
Footwear	$2,570	$2,387	8%	15%	$1,897	26%	27%
Apparel	918	815	13%	19%	657	24%	25%
Equipment	230	209	10%	17%	183	14%	15%
TOTAL REVENUES	$3,718	$3,411	9%	16%	$2,737	25%	26%
EARNINGS BEFORE INTEREST AND TAXES	$1,011	$853	19%		$688	24%

Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, constant currency revenue growth for the Emerging Markets geography was driven by growth in every key category and every territory, led by Argentina, Brazil, and Mexico.
Constant currency footwear revenue growth for fiscal 2013 was driven by growth in most key categories, most notably Running, Football (Soccer), and Women's Training. Unit sales increased approximately 9% and average selling price per pair increased 6%, primarily driven by selling price increases.
Fiscal 2013 constant currency apparel revenue was driven by growth in every key category, led by Football (Soccer), Running, Sportswear, and Men's Training. Unit sales increased approximately 10% and average selling price per unit increased 9%, largely attributable to price increases.
Fiscal 2013 Emerging Markets EBIT grew faster than revenue primarily driven by gross margin improvement, partially offset by higher selling and administrative expense as a percent of revenue. Gross margin increased 260 basis points due largely to the favorable impact of price increases, the anniversary of a one-time custom duty charge in fiscal 2012, and favorable standard foreign currency exchange rates, which more than offset the unfavorable impact of higher product costs. As a percent of revenue, selling and administrative expense was higher due to higher operating overhead costs to support the expansion of our Direct to Consumer business and overall growth of the business.

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
Global Brand Divisions

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues	$117	$111	5%	8%	$96	16%	13%
(Loss) Before Interest and Taxes	(1,396)	(1,200)	16%		(971)	24%

Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, Global Brand Divisions' loss before interest and taxes increased $196 million, primarily driven by increased investments and marketing support for our digital business, product creation and design initiatives and higher demand creation spending in the first quarter of fiscal 2013 around the Olympics and European Football Championships.
Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012, Global Brand Divisions’ loss before interest and taxes increased $229 million, primarily driven by increased investments in our digital business and infrastructure for our Direct to Consumer operations, higher sports marketing expense as well as higher personnel costs to support our global brand functions.
Other Businesses

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	FY13 vs. FY12 % Change Excluding Currency Changes	Fiscal 2011	FY12 vs. FY11 % Change	FY12 vs. FY11 % Change Excluding Currency Changes
Revenues
Converse	$1,449	$1,324	9%	9%	$1,131	17%	17%
NIKE Golf	791	726	9%	10%	658	10%	9%
Hurley	260	248	5%	5%	252	-2%	-1%
TOTAL REVENUES	$2,500	$2,298	9%	9%	$2,041	13%	12%
EARNINGS BEFORE INTEREST AND TAXES	$456	$385	18%		$353	9%
Fiscal 2013 Compared to Fiscal 2012
Our Other Businesses are comprised of Converse, NIKE Golf, and Hurley.
Other Businesses revenue growth in fiscal 2013 reflects growth in each of our Other Businesses. Revenue growth at Converse was primarily driven by increased sales in the UK as well as in China, as we transitioned that market to direct distribution in the second half of fiscal 2012. The increase in fiscal 2013 revenue for NIKE Golf was driven by double-digit growth in each of our apparel, footwear, and club businesses.
The fiscal 2013 increase in EBIT for our Other Businesses was driven by improved profits for all of our Other Businesses.

Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012, revenues for our Other Businesses increased 12%, reflecting growth across most businesses, led by Converse. The revenue growth at Converse was primarily driven by increased sales in North America and China, as well as increased revenues in the U.K. as we transitioned that market to direct distribution in the second half of fiscal 2011. Excluding changes in currency exchange rates, revenues for NIKE Golf increased 9% for fiscal 2012, driven by double-digit percentage growth in our apparel business, partially offset by a single-digit percentage decline in our club business.
On a reported basis, revenues for our Other Businesses increased 13% for fiscal 2012, while EBIT grew 9%, as earnings growth at Converse was partially off-set by losses at Hurley. Higher selling and administrative expense as a percentage of revenues negatively affected profitability and lower gross margins contributed to the decline in Hurley's earnings.
Corporate

(Dollars in millions)	Fiscal 2013	Fiscal 2012	FY13 vs. FY12 % Change	Fiscal 2011	FY12 vs. FY11 % Change
Revenues	$(68)	$(46)	—	$(77)	—
(Loss) Before Interest and Taxes	(1,177)	(917)	28%	(805)	14%

Corporate revenues primarily consist of certain intercompany revenue eliminations and foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and certain Other Businesses but managed through our central foreign exchange risk management program.
Corporate loss before interest and taxes consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; certain intercompany eliminations and other items.
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results included in gross margin are gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and certain Other Businesses and related foreign currency hedge results. All other foreign currency related results, including conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies and certain foreign currency derivative instruments, are included in other (income) expense, net.
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, Corporate's loss before interest and taxes increased by $260 million primarily due to the following:

•
A $165 million increase in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and certain Other Businesses, net of hedge gains; these losses are reported as a component of consolidated gross margin.

•	A $48 million decrease in foreign currency net losses, reported as a component of consolidated other (income) expense, net.

•	A $143 million increase in corporate overhead expense related to corporate initiatives to support the growth of the business and performance-based compensation.
Fiscal 2012 Compared to Fiscal 2011
For fiscal 2012, Corporate's loss before interest and taxes grew $112 million, mainly due to an increase of $49 million in performance-based compensation and a year-over-year net increase of $73 million from foreign currency impacts. These foreign currency impacts were driven by a year-over-year increase in foreign currency net losses, arising from certain Euro/U.S. Dollar foreign currency hedges and the re-measurement of monetary assets and liabilities in various non-functional currencies, net of related undesignated forward instruments, as a variety of foreign currencies weakened against the U.S. Dollar year-over-year. The above impacts were partially offset by a slight decrease in centrally managed operating overhead expenses.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company ("NTC") and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.
Transactional exposures
We conduct business in various currencies and have transactions which subject us to foreign currency risk. Our most significant transactional foreign currency exposures are:

•	Product Costs — NIKE’s product costs are exposed to fluctuations in foreign currencies in the following ways:

1.	Product purchases denominated in currencies other than the functional currency of the transacting entity:

a.
Certain NIKE entities purchase product from the NTC, a wholly-owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC.

b.
Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within inventories and is recognized in cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through other (income) expense, net. Refer to Note 17 — Risk Management and Derivatives for additional detail.
As an offset to the impacts of the fluctuating U.S. Dollar on our non-functional currency denominated product purchases described above, a strengthening U.S. Dollar against the foreign currencies within the factory currency exposure indices decreases NIKE’s U.S. Dollar inventory cost. Conversely, a weakening U.S. Dollar against the indexed foreign currencies increases our inventory cost.

•
Non-Functional Currency Denominated External Sales — A portion of our Western Europe and Central & Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties and other intercompany charges, also generate foreign currency risk though to a lesser extent.

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

Managing transactional exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposures as discussed below..
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
Refer to Note 6 — Fair Value Measurements and Note 17 – Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to OCI within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a benefit (detriment) of approximately $(605) million and $268 million for the years ended May 31, 2013 and 2012, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a benefit (detriment) of approximately $(104) million and $74 million for the years ended May 31, 2013 and 2012, respectively.
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
Refer to Note 6 — Fair Value Measurements and Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other (income) expense, net had an unfavorable impact of approximately $56 million on our income before income taxes for the year ended May 31, 2013 and had an insignificant impact for the year ended May 31, 2012.
Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other (income) expense, net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in OCI. There were no outstanding net investment hedges as of May 31, 2013 and 2012. Cash flows from net investment hedge settlements totaled $22 million for the year ended May 31, 2012.

Liquidity and Capital Resources

Cash Flow Activity
Cash provided by operations was $3.0 billion for fiscal 2013 compared to $1.9 billion for fiscal 2012. Our primary source of operating cash flow for fiscal 2013 was net income of $2.5 billion. Our fiscal 2013 change in working capital was a net cash outflow of $42 million, which is exclusive of working capital amounts sold as part of the divestitures of Umbro and Cole Haan, as compared to a net cash outflow of $799 million for fiscal 2012. Our investments in working capital decreased due to slowing growth in inventory and reductions in accounts receivable compared to the prior year. During fiscal 2013, inventory for continuing operations increased 7% compared to a 23% increase for fiscal 2012; the slowing growth was driven by our continued focus on increasing inventory productivity. The reduction in accounts receivable was primarily driven by the collection of receivables related to discontinued operations.
Cash used by investing activities was $1,067 million during fiscal 2013, compared to a $514 million source of cash for fiscal 2012. A major driver of the change was the swing from net sales/maturities of short-term investments in fiscal 2012 to net purchases of short-term investments in fiscal 2013, reflective of the additional purchases of short-term investments made with the proceeds from the issuance of long term debt in April 2013. In fiscal 2012, there were $1,124 million of net sales/maturities of short-term investments (net of purchases), while in fiscal 2013 we made $1,203 million in net purchases of short-term investments (net of sales/maturities). This impact was partially offset by $786 million in proceeds from the sale of Umbro and Cole Haan in fiscal 2013.
Cash used by financing activities was $1,040 million for fiscal 2013 compared to $2,118 million for fiscal 2012. The decrease in cash used by financing activities was primarily due to $986 million in proceeds from the issuance of long-term debt in April 2013. Also contributing to the decrease were lower payments of long-term debt and notes payable and lower repurchases of common stock, which were partially offset by a reduction in the proceeds from the exercise of stock options.
In fiscal 2013, we purchased 33.5 million shares of NIKE’s class B common stock for $1.7 billion, an average price of $49.50. During the year, we completed the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008. Under that program, we purchased a total of 118.8 million shares at an average price of $42.08. Subsequently, we began repurchases under a four-year, $8 billion program approved by the Board in September 2012. As of the end of fiscal 2013, we had repurchased 15.3 million shares at a cost of $789 million under this current program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on April 23, 2017. On April 23, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in gross proceeds before expenses of $998 million. We will use the net proceeds for general corporate purposes, which may include, but are not limited to, discharging or refinancing debt, working capital, capital expenditures, share repurchases, as yet unplanned acquisitions of assets or businesses and investments in subsidiaries.
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2016, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2018. As of and for the year ended May 31, 2013, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2013, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the year ended May 31, 2013, we issued and subsequently repaid commercial paper borrowings of $505 million. As of May 31, 2013, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2014 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of May 31, 2013, we had cash, cash equivalents and short-term investments totaling $6.0 billion, of which $3.5 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2013 the average duration of our short-term investments and cash equivalents portfolio is 98 days.
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
Off-Balance Sheet Arrangements
In connection with various contracts and agreements, we routinely provide indemnifications relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. Currently, we have several such agreements in place. However, based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnifications is not material to our financial position or results of operations.
Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2013 and significant endorsement contracts entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$403	$340	$304	$272	$225	$816	$2,360
Capital Leases	23	28	21	9	—	—	81
Long-term Debt	98	46	145	79	56	1,525	1,949
Endorsement Contracts(1)	909	790	586	450	309	559	3,603
Product Purchase Obligations(2)	3,273	—	—	—	—	—	3,273
Other(3)	304	89	52	82	4	18	549
TOTAL	$5,010	$1,293	$1,108	$892	$594	$2,918	$11,815

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

(2)
We generally order product at least 4 to 5 months in advance of sale based primarily on futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in accounts payable on the consolidated balance sheet as of May 31, 2013.

(3)
Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in accounts payable or accrued liabilities on the consolidated balance sheet as of May 31, 2013.

The total liability for uncertain tax positions was $447 million, excluding related interest and penalties, at May 31, 2013. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.
We also have the following outstanding short-term debt obligations as of May 31, 2013. Refer to Note 7 — Short-Term Borrowings and Credit Lines for further description and interest rates related to the short-term debt obligations listed below.

(In millions)	Outstanding as of May 31, 2013
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$121
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	55
As of May 31, 2013, letters of credit of $149 million were outstanding, which were generally issued for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

Recently Adopted Accounting Standards
In July 2012, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for us beginning June 1, 2013, and early adoption is permitted. We early adopted this standard and the adoption did not have a material impact on our consolidated financial position or results of operations.
In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance was effective for us beginning June 1, 2012. The adoption did not have a material effect on our consolidated financial position or results of operations.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies are now required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This requirement was effective for us beginning June 1, 2012. As this guidance only amended the presentation of the components of comprehensive income, the adoption did not have an impact on our consolidated financial position or results of operations. Further, this guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be effective for us beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income, we do not anticipate the adoption will have an impact on our consolidated financial position or results of operations.

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
As part of our revenue recognition policy, we record estimated sales returns, discounts and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. Our post invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. We base our estimates on historical rates of product returns, discounts and claims, specific identification of outstanding claims and outstanding returns not yet received from customers, and estimated returns, discounts and claims expected but not yet finalized with our customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.
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
Goodwill and Indefinite-Lived Intangible Assets
We perform annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation that the carrying amount may not be recoverable, among other factors. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.
We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. We may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.
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
Hedge Accounting for Derivatives
We use forward and option contracts to hedge certain anticipated foreign currency exchange transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in other comprehensive income, rather than net income, until the underlying hedged transaction affects net income. In most cases, this results in gains and losses on hedge derivatives being released from other comprehensive income into net income some time after the maturity of the derivative. One of the criteria for this accounting treatment is that the forward and option contracts amount should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative changes in fair values of the over-hedged portion of the related hedge contract from other comprehensive income to other (income) expense, net during the quarter in which such changes occur.
We have used and may, in the future, use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. The change in fair value of the forward contracts hedging our net investments is reported in the cumulative translation adjustment component of accumulated other comprehensive income within shareholders’ equity, to the extent effective, to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, the cumulative change in fair value of the over-hedged portion of the related hedge contract would be reported directly to earnings in the period in which changes occur.
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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of business and consistent with established policies and procedures, we employ a variety of financial instruments to manage exposure to fluctuations in the value of foreign currencies and interest rates. It is our policy to utilize these financial instruments only where necessary to finance our business and manage such exposures; we do not enter into these transactions for trading or speculative purposes.
We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third-party and intercompany transactions. We have, and may in the future, also use forward contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our consolidated financial statements.
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Generally, hedged transactions are expected to be recognized within 12 to 18 months. When intercompany loans are hedged, it is typically for their expected duration. Hedged transactions are principally denominated in Euros, British Pounds and Japanese Yen. See section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans and fixed rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed rate debt.

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
The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur nor does it consider the potential effect of favorable changes in market rates. It also does not represent the full extent of the possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $34 million and $21 million at May 31, 2013 and 2012, respectively. The VaR increased year-over-year as a result of an increase in the total notional value of our foreign currency derivative portfolio combined with a longer average duration on our outstanding trades at May 31, 2013. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $49 million and $87 million during fiscal 2013 and fiscal 2012, respectively.
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
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates at May 31, 2013.

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$7	$7	$7	$7	$7	$14	$49	$52
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$7	$7	$7	$7	$7	$14	$49	$52
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate swapped to Floating rate
Principal payments	$—	$—	$100	$—	$—	$—	$100	$110
Average interest rate	0.0%	0.0%	0.4%	0.0%	0.0%	0.0%	0.4%
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$51	$1	$1	$38	$18	$1,000	$1,109	$1,057
Average interest rate	4.7%	6.4%	6.4%	6.2%	6.8%	2.9%	3.2%
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2013.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the consolidated financial statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2013, as stated in their report herein.

Mark G. Parker	Donald W. Blair
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of NIKE, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the appendix appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 23, 2013

NIKE, Inc. Consolidated Statements Of Income

	Year Ended May 31,
(In millions, except per share data)	2013	2012	2011
Income from continuing operations:
Revenues	$25,313	$23,331	$20,117
Cost of sales	14,279	13,183	10,915
Gross profit	11,034	10,148	9,202
Demand creation expense	2,745	2,607	2,344
Operating overhead expense	5,035	4,458	4,017
Total selling and administrative expense	7,780	7,065	6,361
Interest (income) expense, net (Notes 6, 7 and 8)	(3)	4	4
Other (income) expense, net (Note 17)	(15)	54	(25)
Income before income taxes	3,272	3,025	2,862
Income tax expense (Note 9)	808	756	690
NET INCOME FROM CONTINUING OPERATIONS	2,464	2,269	2,172
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	21	(46)	(39)
NET INCOME	$2,485	$2,223	$2,133

Earnings per share from continuing operations:
Basic earnings per common share (Notes 1 and 12)	$2.75	$2.47	$2.28
Diluted earnings per common share (Notes 1 and 12)	$2.69	$2.42	$2.24

Earnings per share from discontinued operations:
Basic earnings per common share (Notes 1 and 12)	$0.02	$(0.05)	$(0.04)
Diluted earnings per common share (Notes 1 and 12)	$0.02	$(0.05)	$(0.04)

Dividends declared per common share	$0.81	$0.70	$0.60
The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2013	2012	2011
Net income	$2,485	$2,223	$2,133
Other comprehensive income (loss), net of tax:
Foreign currency translation and other(1)	30	(295)	263
Net gain (loss) on cash flow hedges(2)	117	255	(242)
Net gain (loss) on net investment hedges(3)	—	45	(57)
Reclassification to net income of previously deferred (gains) losses related to hedge derivative instruments(4)	(105)	49	(84)
Release of cumulative translation loss related to Umbro(5) (Notes 14 and 15)	83	—	—
Total other comprehensive income, net of tax	125	54	(120)
TOTAL COMPREHENSIVE INCOME	$2,610	$2,277	$2,013

(1)	Net of tax (expense) benefit of $(12) million, $0 million, and $(121) million, respectively.

(2)	Net of tax (expense) benefit of $(22) million, $(8) million, and $66 million, respectively.

(3)	Net of tax benefit of $0 million, $0 million, and $28 million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $(14) million, and $24 million, respectively.

(5)	Net of tax (benefit) of $(47) million, $0 million, and $0 million, respectively.

The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2013	2012
ASSETS
Current assets:
Cash and equivalents	$3,337	$2,317
Short-term investments (Note 6)	2,628	1,440
Accounts receivable, net (Note 1)	3,117	3,132
Inventories (Notes 1 and 2)	3,434	3,222
Deferred income taxes (Note 9)	308	262
Prepaid expenses and other current assets (Notes 6 and 17)	802	857
Assets of discontinued operations (Note 15)	—	615
Total current assets	13,626	11,845
Property, plant and equipment, net (Note 3)	2,452	2,209
Identifiable intangible assets, net (Note 4)	382	370
Goodwill (Note 4)	131	131
Deferred income taxes and other assets (Notes 6, 9 and 17)	993	910
TOTAL ASSETS	$17,584	$15,465
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$57	$49
Notes payable (Note 7)	121	108
Accounts payable (Note 7)	1,646	1,549
Accrued liabilities (Notes 5, 6 and 17)	1,986	1,941
Income taxes payable (Note 9)	98	65
Liabilities of discontinued operations (Note 15)	18	170
Total current liabilities	3,926	3,882
Long-term debt (Note 8)	1,210	228
Deferred income taxes and other liabilities (Notes 6, 9 and 17)	1,292	974
Commitments and contingencies (Note 16)	—	—
Redeemable Preferred Stock (Note 10)	—	—
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 178 and 180 shares outstanding	—	—
Class B — 716 and 736 shares outstanding	3	3
Capital in excess of stated value	5,184	4,641
Accumulated other comprehensive income (Note 14)	274	149
Retained earnings	5,695	5,588
Total shareholders’ equity	11,156	10,381
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,584	$15,465
The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2013	2012	2011
Cash provided by operations:
Net income	$2,485	$2,223	$2,133
Income charges (credits) not affecting cash:
Depreciation	438	373	335
Deferred income taxes	21	(60)	(76)
Stock-based compensation (Note 11)	174	130	105
Amortization and other	75	32	23
Net gain on divestitures	(124)	—	—
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	142	(323)	(273)
(Increase) in inventories	(197)	(805)	(551)
(Increase) in prepaid expenses and other current assets	(28)	(141)	(35)
Increase in accounts payable, accrued liabilities and income taxes payable	41	470	151
Cash provided by operations	3,027	1,899	1,812
Cash (used) provided by investing activities:
Purchases of short-term investments	(3,702)	(2,705)	(7,616)
Maturities of short-term investments	1,501	2,585	4,313
Sales of short-term investments	998	1,244	2,766
Additions to property, plant and equipment	(636)	(597)	(432)
Disposals of property, plant and equipment	14	2	1
Proceeds from divestitures	786	—	—
Increase in other assets, net of other liabilities	(28)	(37)	(30)
Settlement of net investment hedges	—	22	(23)
Cash (used) provided by investing activities	(1,067)	514	(1,021)
Cash used by financing activities:
Net proceeds from long-term debt issuance	986	—	—
Long-term debt payments, including current portion	(49)	(203)	(8)
Increase (decrease) in notes payable	15	(65)	41
Proceeds from exercise of stock options and other stock issuances	313	468	345
Excess tax benefits from share-based payment arrangements	72	115	64
Repurchase of common stock	(1,674)	(1,814)	(1,859)
Dividends — common and preferred	(703)	(619)	(555)
Cash used by financing activities	(1,040)	(2,118)	(1,972)
Effect of exchange rate changes	100	67	57
Net increase (decrease) in cash and equivalents	1,020	362	(1,124)
Cash and equivalents, beginning of year	2,317	1,955	3,079
CASH AND EQUIVALENTS, END OF YEAR	$3,337	$2,317	$1,955
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$20	$29	$32
Income taxes	702	638	736
Dividends declared and not paid	188	165	145
The accompanying notes to consolidated financial statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2010	180	$—	788	$3	$3,441	$215	$6,095	$9,754
Stock options exercised			14		368			368
Repurchase of Class B Common Stock			(48)		(14)		(1,857)	(1,871)
Dividends on Common stock ($0.60 per share)							(569)	(569)
Issuance of shares to employees			2		49			49
Stock-based compensation (Note 11)					105			105
Forfeiture of shares from employees			—		(5)		(1)	(6)
Net income							2,133	2,133
Other Comprehensive Income						(120)		(120)
Balance at May 31, 2011	180	$—	756	$3	$3,944	$95	$5,801	$9,843
Stock options exercised			18		528			528
Repurchase of Class B Common Stock			(40)		(12)		(1,793)	(1,805)
Dividends on Common stock ($0.70 per share)							(639)	(639)
Issuance of shares to employees			2		57			57
Stock-based compensation (Note 11)					130			130
Forfeiture of shares from employees			—		(6)		(4)	(10)
Net income							2,223	2,223
Other comprehensive income						54		54
Balance at May 31, 2012	180	$—	736	$3	$4,641	$149	$5,588	$10,381
Stock options exercised			10		322			322
Conversion to Class B Common Stock	(2)		2					—
Repurchase of Class B Common Stock			(34)		(10)		(1,647)	(1,657)
Dividends on Common stock ($0.81 per share)							(727)	(727)
Issuance of shares to employees			2		65			65
Stock-based compensation (Note 11)					174			174
Forfeiture of shares from employees			—		(8)		(4)	(12)
Net income							2,485	2,485
Other comprehensive income						125		125
Balance at May 31, 2013	178	$—	716	$3	$5,184	$274	$5,695	$11,156

The accompanying notes to consolidated financial statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. Wholly-owned NIKE, Inc. subsidiaries include Converse Inc., which designs, markets and distributes casual footwear, apparel and accessories and Hurley International LLC, which designs, markets and distributes action sports and youth lifestyle footwear, apparel and accessories.
Basis of Consolidation
The consolidated financial statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net income (loss) from discontinued operations line in the consolidated statements of income for all periods presented. In addition, the assets and liabilities associated with these businesses are reported as assets of discontinued operations and liabilities of discontinued operations, as appropriate, in the consolidated balance sheets (refer to Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the consolidated financial statements reflect the Company’s continuing operations.
On November 15, 2012, the Company announced a two-for-one split of both NIKE Class A and Class B Common shares. The stock split was a 100 percent stock dividend payable on December 24, 2012 to shareholders of record at the close of business December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.
Recognition of Revenues
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on historical rates, specific identification of outstanding claims and outstanding returns not yet received from customers, and estimated discounts, returns and claims expected but not yet finalized with customers. As of May 31, 2013 and 2012, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $531 million and $455 million, respectively.
Cost of Sales
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third party royalties, certain foreign currency hedge gains and losses, and research, design and development costs.
Shipping and Handling Costs
Shipping and handling costs are expensed as incurred and included in cost of sales.
Operating Overhead Expense
Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services, and meetings and travel.
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
Total advertising and promotion expenses were $2,745 million, $2,607 million, and $2,344 million for the years ended May 31, 2013, 2012 and 2011, respectively. Prepaid advertising and promotion expenses recorded in prepaid expenses and other current assets totaled $386 million and $281 million at May 31, 2013 and 2012, respectively.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. treasury, U.S. agency, and corporate debt securities with maturities of three months or less at date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. treasury, U.S. agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2013 and 2012, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.
At May 31, 2013 and 2012, short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets within short-term investments on the consolidated balance sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable consists primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in other assets. The allowance for uncollectible accounts receivable was $104 million and $91 million at May 31, 2013 and 2012, respectively, of which $54 million and $45 million, respectively, was classified as long-term and recorded in other assets.
Inventory Valuation
Inventories are stated at lower of cost or market and valued primarily on an average cost basis. Inventory costs primarily consist of product cost from our suppliers, as well as freight, import duties, taxes, insurance and logistics and other handling fees.
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
Identifiable Intangible Assets and Goodwill
The Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation that the carrying amount may not be recoverable, among other factors. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test first requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.
The Company generally bases its measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that the Company expects the reporting unit to generate in the future. The Company's significant estimates in the discounted cash flows model include: its weighted average cost of capital; long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. The Company may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, the Company utilizes the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires the Company to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.
Operating Leases
The Company leases retail store space, certain distribution and warehouse facilities, office space, and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense for non-cancelable operating leases with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property. Certain leases also provide for contingent rents, which are determined as a percentage of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board ("FASB") that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach).
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
The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to remeasurement, the impact of which is recorded in other (income) expense, net, within the consolidated statements of income.
Accounting for Derivatives and Hedging Activities
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the balance sheet and changes in the fair value of derivative financial instruments are either recognized in other comprehensive income (a component of shareholders’ equity), debt or net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is within the cash provided by operations component of the consolidated statements of cash flows. For designated net investment hedges, this is generally within the cash provided or used by investing activities component of the cash flow statement. As our fair value hedges are receive-fixed, pay-variable interest rate swaps, the cash flows associated with these derivative instruments are periodic interest payments while the swaps are outstanding. These cash flows are reflected within the cash provided by operations component of the cash flow statement.
Refer to Note 17 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.
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
Refer to Note 11 — Common Stock and Stock-Based Compensation for more information on the Company’s stock programs.
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
Refer to Note 9 — Income Taxes for further discussion.
Earnings Per Share
Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is calculated by adjusting weighted average outstanding shares, assuming conversion of all potentially dilutive stock options and awards.
Refer to Note 12 — Earnings Per Share for further discussion.
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
Recently Adopted Accounting Standards
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning June 1, 2013, and early adoption is permitted. The Company early adopted this standard and the adoption did not have a material impact on its consolidated financial position or results of operations.
In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance was effective for the Company beginning June 1, 2012 and the adoption did not have a material effect on its consolidated financial position or results of operations.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This new guidance eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity. Companies are now required to present the components of net income and other comprehensive income in either one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. This requirement was effective for the Company beginning June 1, 2012. As this guidance only amended the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial position or results of operations. Further, this guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This requirement will be effective for the Company beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income, the Company does not anticipate the adoption will have an impact on the Company’s consolidated financial position or results of operations.
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

NOTE 2 — Inventories
Inventory balances of $3,434 million and $3,222 million at May 31, 2013 and 2012, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment included the following:

	As of May 31,
(In millions)	2013	2012
Land	$268	$252
Buildings	1,174	1,158
Machinery, equipment and internal-use software	2,985	2,654
Leasehold improvements	945	883
Construction in process	128	110
Total property, plant and equipment, gross	5,500	5,057
Less accumulated depreciation	3,048	2,848
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,452	$2,209
Capitalized interest was not material for the years ended May 31, 2013, 2012, and 2011. The Company had $81 million in capital lease obligations as of May 31, 2013 included in machinery, equipment, and internal-use software; there were no capital lease obligations as of May 31, 2012.

NOTE 4 — Identifiable Intangible Assets and Goodwill
The following table summarizes the Company’s identifiable intangible asset balances as of May 31, 2013 and 2012:

	As of May 31, 2013			As of May 31, 2012
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$119	$(35)	$84	$99	$(29)	$70
Trademarks	43	(32)	11	40	(26)	14
Other	20	(16)	4	19	(16)	3
TOTAL	$182	$(83)	$99	$158	$(71)	$87
Unamortized intangible assets — Trademarks			283			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$382			$370
Amortization expense, which is included in selling and administrative expense, was $14 million, $14 million, and $13 million for the years ended May 31, 2013, 2012, and 2011, respectively. The estimated amortization expense for intangible assets subject to amortization for each of the years ending May 31, 2014 through May 31, 2018 are as follows: 2014: $13 million; 2015: $9 million; 2016: $9 million; 2017: $7 million; 2018: $6 million.

Goodwill was $131 million at May 31, 2013 and May 31, 2012, respectively, and is included in the Company’s “Other” category for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2013	2012
Compensation and benefits, excluding taxes	$713	$691
Endorsement compensation	264	288
Taxes other than income taxes	192	169
Dividends payable	188	165
Import and logistics costs	111	133
Advertising and marketing	77	94
Fair value of derivatives	34	55
Other(1)	407	346
TOTAL ACCRUED LIABILITIES	$1,986	$1,941

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at May 31, 2013 and 2012.

NOTE 6 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 – Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3		Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$278	$—	$278	Other current assets and other long-term assets
Interest rate swap contracts	—	11	—	11	Other current assets and other long-term assets
Total derivatives	—	289	—	289
Available-for-sale securities:
U.S. Treasury securities	425	—	—	425	Cash and equivalents
U.S. Agency securities	—	20	—	20	Cash and equivalents
Commercial paper and bonds	—	1,035	—	1,035	Cash and equivalents
Money market funds	—	836	—	836	Cash and equivalents
U.S. Treasury securities	1,583	—	—	1,583	Short-term investments
U.S. Agency securities	—	401	—	401	Short-term investments
Commercial paper and bonds	—	644	—	644	Short-term investments
Non-marketable preferred stock	—	—	5	5	Other long-term assets
Total available-for-sale securities	2,008	2,936	5	4,949
TOTAL ASSETS	$2,008	$3,225	$5	$5,238
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$34	$—	$34	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$34	$—	$34

	As of May 31, 2012
	Fair Value Measurements Using			Assets / Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3		Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$265	$—	$265	Other current assets and other long-term assets
Embedded derivatives	—	1	—	1	Other current assets
Interest rate swap contracts	—	15	—	15	Other current assets and other long-term assets
Total derivatives	—	281	—	281
Available-for-sale securities:
U.S. Treasury securities	226	—	—	226	Cash and equivalents
U.S. Agency securities	—	254	—	254	Cash and equivalents
Commercial paper and bonds	—	159	—	159	Cash and equivalents
Money market funds	—	770	—	770	Cash and equivalents
U.S. Treasury securities	927	—	—	927	Short-term investments
U.S. Agency securities	—	230	—	230	Short-term investments
Commercial paper and bonds	—	283	—	283	Short-term investments
Non-marketable preferred stock	—	—	3	3	Other long-term assets
Total available-for-sale securities	1,153	1,696	3	2,852
TOTAL ASSETS	$1,153	$1,977	$3	$3,133
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$55	$—	$55	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$55	$—	$55

Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at May 31, 2013 or 2012. Refer to Note 17 — Risk Management and Derivatives for additional detail.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Pricing vendors are utilized for certain Level 1 or Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The carrying amounts reflected in the consolidated balance sheets for short-term investments and cash and equivalents approximate fair value.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2013 and 2012.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2013 or 2012.
As of May 31, 2013 and 2012, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Short-Term Investments
As of May 31, 2013 and 2012, short-term investments consisted of available-for-sale securities. As of May 31, 2013, the Company held $2,229 million of available-for-sale securities with maturity dates within one year from the purchase date and $399 million with maturity dates over one year and less than five years from the purchase date within short-term investments. As of May 31, 2012, the Company held $1,129 million of available-for-sale securities with maturity dates within one year from purchase date and $311 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	As of May 31,
(In millions)	2013	2012
Available-for-sale investments:
U.S. treasury and agencies	$1,984	$1,157
Commercial paper and bonds	644	283
TOTAL AVAILABLE-FOR-SALE INVESTMENTS	$2,628	$1,440

Included in interest (income) expense, net was interest income related to cash and equivalents and short-term investments of $26 million, $27 million, and $28 million for the years ended May 31, 2013, 2012, and 2011, respectively.
For fair value information regarding notes payable and long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2013 and 2012, are summarized below:

	As of May 31,
	2013			2012
(In millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
U.S. operations	$20	0.00%	(1)	$30	5.50%	(1)
Non-U.S. operations	101	4.77%	(1)	78	9.46%	(1)
TOTAL NOTES PAYABLE	$121			$108
Interest-Bearing Accounts Payable:
Sojitz America	$55	0.99%		$75	1.10%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

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
As of May 31, 2013 and 2012, the Company had no amounts outstanding under its commercial paper program.
In November 2011, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings pursuant to a revolving credit facility with the option to increase borrowings to $1.5 billion with lender approval. The facility matures on November 1, 2016, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2018. Based on the Company’s current long-term senior unsecured debt ratings of A+ and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.56%. The facility fee is 0.065% of the total commitment. Under this committed credit facility, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2013. No amounts were outstanding under this facility as of May 31, 2013 or 2012.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding As of May 31,
Scheduled Maturity (Dollars in millions)	Original Principal	Interest Rate	Interest Payments	2013	2012
Corporate Bond Payables:(4)
July 23, 2012(1)	$25	5.66%	Semi-Annually	$—	$25
August 7, 2012(1)	$15	5.40%	Semi-Annually	—	15
October 1, 2013	$50	4.70%	Semi-Annually	50	50
October 15, 2015(1)	$100	5.15%	Semi-Annually	111	115
May 1, 2023(5)	$500	2.25%	Semi-Annually	499	—
May 1, 2043(5)	$500	3.63%	Semi-Annually	499	—
Promissory Notes:(2)
April 1, 2017	$40	6.20%	Monthly	40	—
January 1, 2018	$19	6.79%	Monthly	19	—
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(3)	¥9,000	2.60%	Quarterly	34	50
August 20, 2001 through November 20, 2020(3)	¥4,000	2.00%	Quarterly	15	22
Total				1,267	277
Less current maturities				57	49
TOTAL LONG-TERM DEBT				$1,210	$228

(1)
The Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the note and pays variable interest payments based on the six-month LIBOR plus a spread. The swaps have the same notional amount and maturity date as the corresponding note. At May 31, 2013, the interest rates payable on these swap agreements ranged from approximately 0.3% to 0.4%.

(2)
The Company assumed a total of $59 million in bonds payable on May 30, 2013 as part of its agreement to purchase certain Corporate properties, which was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes are paid off prior to maturity.

(3)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

(4)	Senior unsecured obligations rank equally with our other unsecured and unsubordinated indebtedness.

(5)
The bonds carry a make whole call provision and are redeemable at any time prior to maturity. The bonds also feature a par call provision payable 3 months and 6 months prior to the scheduled maturity date for the bonds maturing on May 1, 2023 and May 1, 2043, respectively.

The scheduled maturity of long-term debt in each of the years ending May 31, 2014 through 2018 are $57 million, $7 million, $108 million, $45 million and $25 million, respectively, at face value.
The fair value of the Company’s long-term debt, including the current portion, was approximately $1,219 million at May 31, 2013 and $283 million at May 31, 2012. The fair value of long-term debt is estimated based upon quoted prices of similar instruments (level 2).

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2013	2012	2011
Income before income taxes:
United States	$1,240	$804	$1,040
Foreign	2,032	2,221	1,822
TOTAL INCOME BEFORE INCOME TAXES	$3,272	$3,025	$2,862

The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2013	2012	2011
Current:
United States
Federal	$434	$289	$298
State	69	51	57
Foreign	398	488	435
Total	901	828	790
Deferred:
United States
Federal	1	(48)	(62)
State	(4)	5	—
Foreign	(90)	(29)	(38)
Total	(93)	(72)	(100)
TOTAL INCOME TAX EXPENSE	$808	$756	$690
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.4%	1.3%	1.3%
Foreign earnings	-11.8%	-11.9%	-11.4%
Other, net	0.1%	0.6%	-0.8%
EFFECTIVE INCOME TAX RATE	24.7%	25.0%	24.1%
The effective tax rate from continuing operations for the year ended May 31, 2013 was 30 basis points lower than the effective tax rate from continuing operations for the year ended May 31, 2012 primarily due to tax benefits received from the intercompany sale of intellectual property rights outside of the U.S., the retroactive reinstatement of the research and development credit and the intra-period allocation of tax expense between continuing operations, discontinued operations, and other comprehensive income. The decrease in the effective tax rate was partially offset by a higher effective tax rate on operations as a result of an increase in earnings in higher tax jurisdictions. The effective tax rate from continuing operations for the year ended May 31, 2012 was 90 basis points higher than the effective tax rate from continuing operations for the year ended May 31, 2011 primarily due to the changes in uncertain tax positions partially offset by a reduction in the effective rate related to a decrease in earnings in higher tax jurisdictions.

Deferred tax assets and (liabilities) comprise the following:

	As of May 31,
(In millions)	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$20	$17
Inventories	40	37
Sales return reserves	101	84
Deferred compensation	197	186
Stock-based compensation	140	126
Reserves and accrued liabilities	66	66
Foreign loss carry-forwards	19	35
Foreign tax credit carry-forwards	106	216
Undistributed earnings of foreign subsidiaries	162	82
Other	47	62
Total deferred tax assets	898	911
Valuation allowance	(5)	(27)
Total deferred tax assets after valuation allowance	893	884
Deferred tax liabilities:
Property, plant and equipment	(241)	(191)
Intangibles	(96)	(98)
Other	(20)	(22)
Total deferred tax liability	(357)	(311)
NET DEFERRED TAX ASSET	$536	$573
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2013	2012	2011
Unrecognized tax benefits, as of the beginning of the period	$285	$212	$282
Gross increases related to prior period tax positions	77	48	13
Gross decreases related to prior period tax positions	(3)	(25)	(98)
Gross increases related to current period tax positions	130	91	59
Gross decreases related to current period tax positions	(9)	(1)	(6)
Settlements	—	(20)	(43)
Lapse of statute of limitations	(21)	(9)	(8)
Changes due to currency translation	(12)	(11)	13
UNRECOGNIZED TAX BENEFITS, AS OF THE END OF THE PERIOD	$447	$285	$212
As of May 31, 2013, the total gross unrecognized tax benefits, excluding related interest and penalties, were $447 million, $281 million of which would affect the Company's effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The liability for payment of interest and penalties increased $4 million, $17 million, and $10 million during the years ended May 31, 2013, 2012, and 2011, respectively. As of May 31, 2013 and 2012, accrued interest and penalties related to uncertain tax positions was $112 million and $108 million, respectively (excluding federal benefit).
The Company is subject to taxation primarily in the U.S., China, the Netherlands, and Brazil, as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2013 tax years. Many issues are at an advanced stage in the examination process, the most significant of which includes the negotiation of a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing issues for fiscal years May 31, 2011 through May 31, 2015. In addition, the Company is in appeals regarding the validation of foreign tax credits taken. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2007 and calendar 2006, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $86 million within the next 12 months.
We provide for United States income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2013, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes have not been provided was approximately $6.7 billion. If these undistributed earnings were repatriated to the United States, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings would be approximately $2.2 billion at May 31, 2013.
A portion of the Company's foreign operations are benefiting from a tax holiday, which will phase out in 2019. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The impact of this tax holiday decreased foreign taxes by $108 million, $117 million, and $36 million for the fiscal years ended May 31, 2013, 2012, and 2011, respectively. The benefit of the tax holiday on net income per share (diluted) was $0.12, $0.12, and $0.04 for the fiscal years ended May 31, 2013, 2012, and 2011, respectively.
Deferred tax assets at May 31, 2013 and 2012 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses. The net change in the valuation allowance was a decrease of $22 million, an increase of $23 million, and a decrease of $1 million for the years ended May 31, 2013, 2012, and 2011, respectively.
The Company does not anticipate that any foreign tax credit carry-forwards will expire unutilized.
The Company has available domestic and foreign loss carry-forwards of $58 million at May 31, 2013. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2014	2015	2016	2017	2018- 2032	Indefinite	Total
Net Operating Losses	$—	—	2	—	52	4	$58

During the years ended May 31, 2013, 2012, and 2011, income tax benefits attributable to employee stock-based compensation transactions of $76 million, $120 million, and $68 million, respectively, were allocated to shareholders’ equity.

NOTE 10 — Redeemable Preferred Stock

Sojitz America is the sole owner of the Company’s authorized Redeemable Preferred Stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable Preferred Stock have been declared and paid in full. There have been no changes in the Redeemable Preferred Stock in the three years ended May 31, 2013, 2012, and 2011. As the holder of the Redeemable Preferred Stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The Redeemable Preferred Stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

NOTE 11 — Common Stock and Stock-Based Compensation
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 200 million and 1,200 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the Class A and Class B common shareholders.
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
The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Year Ended May 31,
(In millions)	2013	2012	2011
Stock options(1)	$123	$96	$77
ESPPs	19	16	14
Restricted stock	32	18	14
TOTAL STOCK-BASED COMPENSATION EXPENSE	$174	$130	$105

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for years ended May 31, 2013, 2012, and 2011 was $22 million, $17 million, and $12 million, respectively.

As of May 31, 2013, the Company had $199 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.3 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2013, 2012, and 2011, as computed using the Black-Scholes pricing model, was $12.71, $11.08, and $8.84, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2013	2012	2011
Dividend yield	1.5%	1.4%	1.6%
Expected volatility	35.0%	29.5%	31.5%
Weighted average expected life (in years)	5.3	5.0	5.0
Risk-free interest rate	0.6%	1.4%	1.7%
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
The following summarizes the stock option transactions under the plan discussed above:

	Shares (1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2010	72.2	$23.30
Exercised	(14.0)	21.35
Forfeited	(1.3)	29.03
Granted	12.7	34.60
Options outstanding May 31, 2011	69.6	$25.65
Exercised	(18.0)	22.81
Forfeited	(1.0)	35.61
Granted	13.7	45.87
Options outstanding May 31, 2012	64.3	$30.59
Exercised	(9.9)	24.70
Forfeited	(1.3)	40.14
Granted	14.6	46.55
Options outstanding May 31, 2013	67.7	$34.72
Options exercisable at May 31,
2011	40.1	$22.03
2012	33.9	24.38
2013	35.9	27.70

(1)	Includes stock appreciation rights transactions.

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2013 was 6.3 years and 4.7 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2013 was $1,823 million and $1,218 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2013, 2012, and 2011 was $293 million, $453 million, and $267 million, respectively.
In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 1.6 million, 1.7 million, and 1.6 million shares during each of the three years ended May 31, 2013, 2012 and 2011, respectively.
From time to time, the Company grants restricted stock units and restricted stock to key employees under the 1990 Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2013, 2012, and 2011 were 1.6 million, 0.7 million, and 0.4 million with weighted average values per share of $46.86, $49.49, and $35.11, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2013, 2012, and 2011, the aggregate fair value of restricted stock and restricted stock units vested was $25 million, $22 million, and $15 million, respectively, determined as of the date of vesting.

NOTE 12 — Earnings Per Share
The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.1 million, 0.2 million, and 0.3 million shares of common stock were outstanding at May 31, 2013, 2012, and 2011 respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2013	2012	2011
Determination of shares:
Weighted average common shares outstanding	897.3	920.0	951.1
Assumed conversion of dilutive stock options and awards	19.1	19.6	20.2
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	916.4	939.6	971.3

Earnings per share from continuing operations:
Basic earnings per common share	$2.75	$2.47	$2.28
Diluted earnings per common share	$2.69	$2.42	$2.24

Earnings per share from discontinued operations:
Basic earnings per common share	$0.02	$(0.05)	$(0.04)
Diluted earnings per common share	$0.02	$(0.05)	$(0.04)

Basic earnings per common share for NIKE, Inc.	$2.77	$2.42	$2.24
Diluted earnings per common share for NIKE, Inc.	$2.71	$2.37	$2.20

NOTE 13 — Benefit Plans
The Company has a profit sharing plan available to most U.S.-based employees. The terms of the plan call for annual contributions by the Company as determined by the Board of Directors. A subsidiary of the Company also had a profit sharing plan available to its U.S.-based employees prior to fiscal 2012. The terms of the plan called for annual contributions as determined by the subsidiary’s executive management. Contributions of $47 million, $40 million, and $39 million were made to the plans and are included in selling and administrative expense for the years ended May 31, 2013, 2012, and 2011, respectively. The Company has various 401(k) employee savings plans available to U.S.-based employees. The Company matches a portion of employee contributions. Company contributions to the savings plans were $46 million, $42 million, and $38 million for the years ended May 31, 2013, 2012, and 2011, respectively, and are included in selling and administrative expense.
The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $50 million, $51 million, and $31 million of selling and administrative expense related to cash awards under the LTIP during the years ended May 31, 2013, 2012, and 2011, respectively.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $104 million and $113 million at May 31, 2013 and May 31, 2012, respectively, which was primarily classified as long-term in other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	May 31
(In millions)	2013	2012
Cumulative translation adjustment and other	$(14)	$(127)
Net deferred gain on cash flow hedge derivatives	193	181
Net deferred gain on net investment hedge derivatives	95	95
ACCUMULATED OTHER COMPREHENSIVE INCOME	$274	$149

Refer to Note 17— Risk Management and Derivatives for more information on the Company's risk management program and derivatives.

NOTE 15 — Discontinued Operations
The Company continually evaluates its existing portfolio of businesses to ensure resources are invested in those businesses that are accretive to the NIKE Brand and represent the largest growth potential and highest returns. During the year, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain is included in the net income (loss) from discontinued operations line item on the consolidated statements of income. There were no adjustments to these recorded amounts as of May 31, 2013. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the net income (loss) from discontinued operations line item on the consolidated statements of income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the consolidated balance sheets, respectively. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.”

Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. The Company will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not expected to be significant to Cole Haan and the Company will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $44 million at May 31, 2013. The fair value of the guarantees is not material.
On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the net income (loss) from discontinued operations line item on the consolidated statements of income. The remaining liabilities of Umbro are recorded in the liabilities of discontinued operations line items on the consolidated balance sheets. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss is included in the net income (loss) from discontinued operations line item on the consolidated statements of income. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of May 31, 2013.
Under the sale agreement, the Company provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and the Company has wound down the remaining operations of Umbro.
For the year ended May 31, 2013, net income (loss) from discontinued operations included, for both businesses, the net gain or loss on sale, net operating losses, tax expenses, and approximately $20 million in wind down costs.
Summarized results of the Company's discontinued operations are as follows:

	Year Ended May 31,
(In millions)	2013	2012	2011
Revenues	$523	$796	$746
Income (loss) before income taxes	108	(43)	(18)
Income tax expense (benefit)	87	3	21
Net income (loss) from discontinued operations	$21	$(46)	$(39)
As of May 31, 2013 and 2012, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

	As of May 31,
(In millions)	2013	2012
Accounts Receivable, net	$—	$148
Inventories	—	128
Deferred income taxes and other assets	—	35
Property, plant and equipment, net	—	70
Identifiable intangible assets, net	—	234
TOTAL ASSETS	$—	$615
Accounts payable	$1	$42
Accrued liabilities	17	112
Deferred income taxes and other liabilities	—	16
TOTAL LIABILITIES	$18	$170

NOTE 16 — Commitments and Contingencies
The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from 1 to 21 years after May 31, 2013. Rent expense was $482 million, $431 million, and $386 million for the years ended May 31, 2013, 2012 and 2011, respectively. Amounts of minimum future annual rental commitments under non-cancelable operating leases in each of the five years ending May 31, 2014 through 2018 are $403 million, $340 million, $304 million, $272 million, $225 million, respectively, and $816 million in later years. Amounts of minimum future annual commitments under non-cancelable capital leases in each of the four years ending May 31, 2014 through 2017 are $23 million, $28 million, $21 million, and $9 million, respectively; the Company has no capital lease obligations beyond the year ending May 31, 2017.
As of May 31, 2013 and 2012, the Company had letters of credit outstanding totaling $149 million and $137 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
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

NOTE 17 — Risk Management and Derivatives
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
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
The majority of derivatives outstanding as of May 31, 2013 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of May 31, 2013 was approximately $9 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of May 31, 2013, there were outstanding currency forward contracts with maturities up to 24 months.

The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of May 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	2013	2012	Balance Sheet Location	2013	2012
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$141	$203	Accrued liabilities	$12	$35
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	79	7	Deferred income taxes and other long-term liabilities	—	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	11	15	Deferred income taxes and other long-term liabilities	—	—
Total derivatives formally designated as hedging instruments		$231	$225		$12	$35
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$58	$55	Accrued liabilities	$22	$20
Embedded derivatives	Prepaid expenses and other current assets	—	1	Accrued liabilities	—	—
Total derivatives not designated as hedging instruments		58	56		22	20
TOTAL DERIVATIVES		$289	$281		$34	$55
The following tables present the amounts affecting the consolidated statements of income for years ended May 31, 2013, 2012 and 2011:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31,
	2013	2012	2011		2013	2012	2011
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$42	$(29)	$(87)	Revenue	$(19)	$5	$(30)
Foreign exchange forwards and options	67	253	(152)	Cost of sales	113	(57)	103
Foreign exchange forwards and options	(3)	3	(4)	Selling and administrative expense	2	(2)	1
Foreign exchange forwards and options	33	36	(65)	Other (income) expense, net	9	(9)	34
Total designated cash flow hedges	$139	$263	$(308)		$105	$(63)	$108
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$45	$(85)	Other (income) expense, net	$—	$—	$—

(1)
For the years ended May 31, 2013, 2012, and 2011, the amounts recorded in other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2013	2012	2011
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$5	$6	$6	Interest (income) expense, net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	51	64	(30)	Other (income) expense, net
Embedded derivatives	$(4)	$1	$—	Other (income) expense, net

(1)
All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 5 — Accrued Liabilities for derivative instruments recorded in accrued liabilities, Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued, Note 14 — Accumulated Other Comprehensive Income and the consolidated statements of shareholders’ equity for additional information on changes in other comprehensive income for the years ended May 31, 2013, 2012 and 2011.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (“NTC”), a wholly-owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC; (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
In January 2012, the Company implemented a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order and their accounting treatment is described further below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. The Company may enter into hedge contracts typically starting up to 12 to 18 months in advance of the forecasted transaction and may place incremental hedges for up to 100% of the exposure by the time the forecasted transaction occurs.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the years ended May 31, 2013, 2012 and 2011.
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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other (income) expense, net. For the years ended May 31, 2013, 2012 and 2011, the amounts recorded in other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of May 31, 2013, $132 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2013, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 24 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of May 31, 2013, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2013, 2012, or 2011.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2013, 2012, or 2011.
Embedded Derivatives
As part of the foreign currency adjustment program described above, currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other (income) expense, net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At May 31, 2013, the notional amount of embedded derivatives was approximately $136 million.
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
Credit Risk
The Company is exposed to credit-related losses in the event of non-performance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2013, the Company was in compliance with all credit risk related contingent features and the fair value of its derivative instruments with credit risk related contingent features in a net liability position was insignificant. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2013 those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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
Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments, depreciation and amortization related to the Company’s headquarters, unallocated insurance and benefit programs, including stock-based compensation, certain foreign currency gains and losses, including certain hedge gains and losses, certain corporate eliminations and other items.
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
Certain prior year amounts have been reclassified to conform to fiscal 2013 presentation.

	Year Ended May 31,
(In millions)	2013	2012	2011
REVENUE
North America	$10,387	$8,839	$7,579
Western Europe	4,128	4,144	3,868
Central & Eastern Europe	1,287	1,200	1,040
Greater China	2,453	2,539	2,060
Japan	791	835	773
Emerging Markets	3,718	3,411	2,737
Global Brand Divisions	117	111	96
Total NIKE Brand	22,881	21,079	18,153
Other Businesses	2,500	2,298	2,041
Corporate	(68)	(46)	(77)
TOTAL NIKE CONSOLIDATED REVENUES	$25,313	$23,331	$20,117
EARNINGS BEFORE INTEREST AND TAXES
North America	$2,534	$2,030	$1,736
Western Europe	640	597	730
Central & Eastern Europe	259	234	244
Greater China	809	911	777
Japan	133	136	114
Emerging Markets	1,011	853	688
Global Brand Divisions	(1,396)	(1,200)	(971)
Total NIKE Brand	3,990	3,561	3,318
Other Businesses	456	385	353
Corporate	(1,177)	(917)	(805)
Total NIKE Consolidated Earnings Before Interest and Taxes	3,269	3,029	2,866
Interest (income) expense, net	(3)	4	4
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$3,272	$3,025	$2,862
ADDITIONS TO LONG-LIVED ASSETS
North America	$201	$131	$79
Western Europe	74	93	75
Central & Eastern Europe	22	20	5
Greater China	52	38	43
Japan	6	14	9
Emerging Markets	49	27	21
Global Brand Divisions	216	131	44
Total NIKE Brand	620	454	276
Other Businesses	29	24	27
Corporate	131	109	118
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$780	$587	$421
DEPRECIATION
North America	$85	$78	$70
Western Europe	68	62	52
Central & Eastern Europe	9	6	4
Greater China	34	25	19
Japan	21	23	22
Emerging Markets	20	15	14
Global Brand Divisions	83	53	39
Total NIKE Brand	320	262	220
Other Businesses	24	25	24
Corporate	74	66	71
TOTAL DEPRECIATION	$418	$353	$315

	As of May 31,
(In millions)	2013	2012
ACCOUNTS RECEIVABLE, NET
North America	$1,214	$1,149
Western Europe	356	420
Central & Eastern Europe	301	261
Greater China	52	221
Japan	133	152
Emerging Markets	546	476
Global Brand Divisions	28	30
Total NIKE Brand	2,630	2,709
Other Businesses	436	401
Corporate	51	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,117	$3,132
INVENTORIES
North America	$1,435	$1,272
Western Europe	539	488
Central & Eastern Europe	207	180
Greater China	204	217
Japan	60	83
Emerging Markets	555	521
Global Brand Divisions	32	35
Total NIKE Brand	3,032	2,796
Other Businesses	400	384
Corporate	2	42
TOTAL INVENTORIES	$3,434	$3,222
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$406	$378
Western Europe	326	314
Central & Eastern Europe	44	30
Greater China	213	191
Japan	269	359
Emerging Markets	89	59
Global Brand Divisions	353	205
Total NIKE Brand	1,700	1,536
Other Businesses	77	76
Corporate	675	597
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,452	$2,209

Revenues by Major Product Lines. Revenues to external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers primarily include external sales by Converse, Hurley, and NIKE Golf.

	Year Ended May 31,
(In millions)	2013	2012	2011
Footwear	$14,539	$13,428	$11,519
Apparel	6,820	6,336	5,516
Equipment	1,405	1,204	1,022
Other	2,549	2,363	2,060
TOTAL NIKE CONSOLIDATED REVENUES	$25,313	$23,331	$20,117

Revenues and Long-Lived Assets by Geographic Area
Geographical area information is similar to what is reflected above under operating segments with the exception of the Other activity, which has been allocated to the geographical areas based on the location where the sales originated. Revenues derived in the United States were $11,385 million, $9,793 million, and $8,467 million for the years ended May 31, 2013, 2012, and 2011, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan, Belgium and China. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $1,424 million, $1,204 million, and $1,056 million at May 31, 2013, 2012, and 2011, respectively. Long-lived assets attributable to operations in Japan were $270 million, $360 million, and $361 million at May 31, 2013, 2012, and 2011, respectively. Long-lived assets attributable to operations in Belgium were $157 million, $164 million, and $182 million at May 31, 2013, 2012, and 2011, respectively. Long-lived assets attributable to operations in China were $212 million, $188 million, and $175 million at May 31, 2013, 2012, and 2011, respectively.
Major Customers
No customer accounted for 10% or more of the Company’s net revenues during the years ended May 31, 2013, 2012, and 2011.
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
We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2013.
“Management’s Annual Report on Internal Control Over Financial Reporting” is included in Item 8 of this Report.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

No disclosure is required under this Item.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation

The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2013,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2013 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	41

	Consolidated Statements of Income for each of the three years ended May 31, 2013, May 31, 2012 and May 31, 2011	42

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2013, May 31, 2012, and May 31, 2011.	43

	Consolidated Balance Sheets at May 31, 2013 and May 31, 2012	44

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2013, May 31, 2012 and May 31, 2011	45

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2013, May 31, 2012 and May 31, 2011	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts	73

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
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

10.6	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 24, 2010).*
10.7	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012).*
10.8	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2012).*
10.9	NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective April 1, 2013).*

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

10.16	Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010.*
10.17	Form of Restricted Stock Unit Agreement under the 1990 Stock Incentive Plan.*
10.18
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.19
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Eric D. Sprunk dated April 18, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.2
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.21	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*
10.22
Credit Agreement dated as of November 1, 2011 among NIKE, Inc., Bank of America, N.A., individually and as Agent and the other banks party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 2, 2011).

12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

SCHEDULE II — Valuation and qualifying accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2011	$141	$354	$1	$(345)	$151
For the year ended May 31, 2012	151	401	(3)	(376)	173
For the year ended May 31, 2013	173	538	1	(471)	241
Allowance for doubtful accounts(1)
For the year ended May 31, 2011	$109	$28	$14	$(31)	$120
For the year ended May 31, 2012	120	21	(9)	(41)	91
For the year ended May 31, 2013	91	31	1	(19)	104

(1)
Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is classified in deferred income taxes and other assets on the consolidated balance sheets.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-188072) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, and 333-173727) of NIKE, Inc. of our report dated July 23, 2013 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 23, 2013

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chief Executive Officer and President
Date:	July 23, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 23, 2013
PRINCIPAL FINANCIAL OFFICER:
/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 23, 2013
PRINCIPAL ACCOUNTING OFFICER:
/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 23, 2013
DIRECTORS:
/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 23, 2013
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 23, 2013
/s/ JOHN G. CONNORS John G. Connors	Director	July 23, 2013
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 23, 2013
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 23, 2013
/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 23, 2013
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 23, 2013
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 23, 2013
/s/ ORIN C. SMITH Orin C. Smith	Director	July 23, 2013
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 23, 2013
/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 23, 2013