Form 10-Q
period 2013-08-31
NIKE INC
filed 2013-10-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2013
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 2, 2013 were:

Class A	177,957,876
Class B	711,597,241
889,555,117

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2013	2013
ASSETS
Current assets:
Cash and equivalents	$2,936	$3,337
Short-term investments (Note 5)	2,642	2,628
Accounts receivable, net	3,207	3,117
Inventories (Note 2)	3,472	3,434
Deferred income taxes (Note 6)	308	308
Prepaid expenses and other current assets (Notes 5 and 9)	1,053	802
Total current assets	13,618	13,626
Property, plant and equipment, net	2,557	2,452
Identifiable intangible assets, net (Note 3)	383	382
Goodwill (Note 3)	131	131
Deferred income taxes and other assets (Notes 5, 6, and 9)	985	993
TOTAL ASSETS	$17,674	$17,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$57	$57
Notes payable (Note 5)	111	121
Accounts payable	1,559	1,646
Accrued liabilities (Notes 4, 5, and 9)	1,913	1,986
Income taxes payable (Note 6)	211	98
Liabilities of discontinued operations (Note 11)	12	18
Total current liabilities	3,863	3,926
Long-term debt (Note 5)	1,207	1,210
Deferred income taxes and other liabilities (Notes 5, 6, and 9)	1,322	1,292
Commitments and contingencies (Note 13)	—	—
Redeemable Preferred Stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 711 and 716 shares outstanding	3	3
Capital in excess of stated value	5,340	5,184
Accumulated other comprehensive income (Note 10)	177	274
Retained earnings	5,762	5,695
Total shareholders’ equity	11,282	11,156
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,674	$17,584
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2013	2012
Income from continuing operations:
Revenues	$6,971	$6,474
Cost of sales	3,839	3,646
Gross profit	3,132	2,828
Demand creation expense	731	871
Operating overhead expense	1,325	1,188
Total selling and administrative expense	2,056	2,059
Interest expense (income), net	8	(3)
Other expense (income), net	28	(28)
Income before income taxes	1,040	800
Income tax expense (Note 6)	260	215
NET INCOME FROM CONTINUING OPERATIONS	780	585
NET (LOSS) FROM DISCONTINUED OPERATIONS	—	(18)
NET INCOME	$780	$567

Earnings per share from continuing operations:
Basic earnings per common share	$0.88	$0.65
Diluted earnings per common share	$0.86	$0.63

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$(0.03)
Diluted earnings per common share	$—	$(0.02)

Dividends declared per common share	$0.21	$0.18
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2013	2012
Net income	$780	$567
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(31)	25
Change in net gains (losses) on cash flow hedges	(65)	(62)
Change in net gains (losses) on other	(1)	(1)
Total other comprehensive income, net of tax	(97)	(38)
TOTAL COMPREHENSIVE INCOME	$683	$529

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2013	2012
Cash provided by operations:
Net income	$780	$567
Income charges (credits) not affecting cash:
Depreciation	122	104
Deferred income taxes	24	(17)
Stock-based compensation (Note 7)	42	37
Amortization and other	31	33
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(102)	(123)
(Increase) in inventories	(63)	(17)
(Increase) in prepaid expenses and other current assets	(102)	(63)
(Decrease) increase in accounts payable, accrued liabilities and income taxes	(135)	14
Cash provided by operations	597	535
Cash (used) provided by investing activities:
Purchases of short-term investments	(1,328)	(654)
Maturities of short-term investments	818	324
Sales of short-term investments	436	663
Investments in reverse repurchase agreements	(100)	—
Additions to property, plant and equipment	(215)	(107)
Disposals of property, plant and equipment	1	—
Increase in other assets, net of other liabilities	(4)	(5)
Cash (used) provided by investing activities	(392)	221
Cash used by financing activities:
Long-term debt payments, including current portion	(2)	(42)
(Decrease) increase in notes payable	(3)	19
Proceeds from exercise of stock options and other stock issuances	94	39
Excess tax benefits from share-based payment arrangements	27	8
Repurchase of common stock	(526)	(766)
Dividends — common and preferred	(188)	(165)
Cash used by financing activities	(598)	(907)
Effect of exchange rate changes	(8)	(1)
Net (decrease) in cash and equivalents	(401)	(152)
Cash and equivalents, beginning of period	3,337	2,317
CASH AND EQUIVALENTS, END OF PERIOD	$2,936	$2,165
Supplemental disclosure of cash flow information:
Dividends declared and not paid	$187	$162
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2013 are not necessarily indicative of results to be expected for the entire year.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net (loss) from discontinued operations line in the unaudited condensed consolidated statements of income for all periods presented. In addition, the liabilities associated with these businesses are reported as liabilities of discontinued operations, as appropriate, in the unaudited condensed consolidated balance sheets (refer to Note 11 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the unaudited condensed consolidated financial statements reflect the Company’s continuing operations.
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
Recently Adopted Accounting Standards
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning June 1, 2014; early adoption is permitted. The Company has early adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for the Company beginning June 1, 2013. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in either the statement in which net income is presented or as a separate disclosure in the notes to the financial statements. This requirement was effective for the Company beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income the adoption did not have an impact on the Company’s consolidated financial position or results of operations.
In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for the Company beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption did not have an impact on the Company's consolidated financial position or results of operations.

NOTE 2 — Inventories
Inventory balances of $3,472 million and $3,434 million at August 31, 2013 and May 31, 2013, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill
The following table summarizes the Company’s identifiable intangible asset balances as of August 31, 2013 and May 31, 2013:

	As of August 31, 2013			As of May 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$123	$(36)	$87	$119	$(35)	$84
Trademarks	44	(34)	10	43	(32)	11
Other	19	(16)	3	20	(16)	4
TOTAL	$186	$(86)	$100	$182	$(83)	$99
Unamortized intangible assets — Trademarks			283			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$383			$382

Amortization expense, which is included in selling and administrative expense, was $4 million for each of the three month periods ended August 31, 2013 and 2012, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2014 and each of the years ending May 31, 2015 through May 31, 2018 are as follows: remainder of 2014: $10 million; 2015: $10 million; 2016: $9 million; 2017: $8 million; 2018: $7 million.
Goodwill was $131 million at August 31, 2013 and May 31, 2013, respectively; $64 million is included in the Converse segment and the remaining amounts are included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 4 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2013	2013
Compensation and benefits, excluding taxes	$506	$713
Endorsement compensation	314	264
Taxes other than income taxes	211	192
Dividends payable	187	188
Advertising and marketing	117	77
Import and logistics costs	107	111
Fair value of derivatives	33	34
Other(1)	438	407
TOTAL ACCRUED LIABILITIES	$1,913	$1,986

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at August 31, 2013 and May 31, 2013.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of August 31, 2013 and May 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of August 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3			Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$200	$—	$200	(1)	Other current assets and other long-term assets
Interest rate swap contracts	—	9	—	9		Other current assets and other long-term assets
Total derivatives	—	209	—	209
Available-for-sale securities:
U.S. Treasury securities	601	—	—	601		Cash and equivalents
Commercial paper and bonds	—	559	—	559		Cash and equivalents
Money market funds	—	858	—	858		Cash and equivalents
U.S. Treasury securities	1,305	—	—	1,305		Short-term investments
U.S. Agency securities	—	392	—	392		Short-term investments
Commercial paper and bonds	—	945	—	945		Short-term investments
Non-marketable preferred stock	—	—	6	6		Other long-term assets
Total available-for-sale securities	1,906	2,754	6	4,666
TOTAL ASSETS	$1,906	$2,963	$6	$4,875
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$33	$—	$33	(1)	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$33	$—	$33

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $33 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of August 31, 2013.

	As of May 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3			Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options	$—	$278	$—	$278	(1)	Other current assets and other long-term assets
Interest rate swap contracts	—	11	—	11		Other current assets and other long-term assets
Total derivatives	—	289	—	289
Available-for-sale securities:
U.S. Treasury securities	425	—	—	425		Cash and equivalents
U.S. Agency securities	—	20	—	20		Cash and equivalents
Commercial paper and bonds	—	1,035	—	1,035		Cash and equivalents
Money market funds	—	836	—	836		Cash and equivalents
U.S. Treasury securities	1,583	—	—	1,583		Short-term investments
U.S. Agency securities	—	401	—	401		Short-term investments
Commercial paper and bonds	—	644	—	644		Short-term investments
Non-marketable preferred stock	—	—	5	5		Other long-term assets
Total available-for-sale securities	2,008	2,936	5	4,949
TOTAL ASSETS	$2,008	$3,225	$5	$5,238
LIABILITIES
Derivatives:
Foreign exchange forwards and options	$—	$34	$—	$34	(1)	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$34	$—	$34

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of asset and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $34 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2013.

Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at August 31, 2013 or May 31, 2013. Refer to Note 9 — Risk Management and Derivatives for additional detail.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of our portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2013 and the year ended May 31, 2013.
No transfers among the levels within the fair value hierarchy occurred during the three months ended August 31, 2013 or the year ended May 31, 2013.
As of August 31, 2013 and May 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Short-Term Investments
As of August 31, 2013 and May 31, 2013, short-term investments consisted of available-for-sale securities. As of August 31, 2013, the Company held $2,132 million of available-for-sale securities with maturity dates within one year from the purchase date and $510 million with maturity dates over one year and less than five years from the purchase date within short-term investments. As of May 31, 2013, the Company held $2,229 million of available-for-sale securities with maturity dates within one year from purchase date and $399 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	As of August 31,	As of May 31,
(In millions)	2013	2013
Available-for-sale investments:
U.S. treasury and agencies	$1,697	$1,984
Commercial paper and bonds	945	644
TOTAL AVAILABLE-FOR-SALE INVESTMENTS	$2,642	$2,628
Included in interest expense (income), net was interest income related to cash and equivalents and short-term investments of $3 million and $8 million for each of the three month periods ended August 31, 2013 and 2012, respectively.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,143 million at August 31, 2013 and $1,219 million at May 31, 2013.
The carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.
At August 31, 2013 the Company had $100 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within other current assets on the consolidated balance sheet. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 6 — Income Taxes
The effective tax rate on continuing operations was 25.0% and 26.9% for the three month periods ended August 31, 2013 and 2012, respectively. The decrease in our effective tax rate was due primarily to a reduction in the effective tax rate on operations outside the United States.
As of August 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $491 million, $315 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2013, total gross unrecognized tax benefits, excluding interest and penalties, were $447 million. The liability for payment of interest and penalties increased $10 million during the three months ended August 31, 2013. As of August 31, 2013, accrued interest and penalties related to uncertain tax positions was $122 million (excluding federal benefit).
The Company is subject to taxation primarily in the U.S., China, the Netherlands, and Brazil, as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2013 tax years. Many issues are at an advanced stage in the examination process, the most significant of which includes the negotiation of a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing issues for fiscal years May 31, 2011 through May 31, 2015. In addition, the Company is in appeals regarding the validation of foreign tax credits taken. The Company's major foreign jurisdictions, China, the Netherlands, and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2007 and calendar 2007, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $25 million within the next 12 months.

NOTE 7 — Stock-Based Compensation
In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 326 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the 1990 Plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.
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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended August 31,
(In millions)	2013	2012
Stock options(1)	$29	$26
ESPPs	5	4
Restricted stock	8	7
TOTAL STOCK-BASED COMPENSATION EXPENSE	$42	$37

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended August 31, 2013 and 2012 was $4 million for both respective periods.

As of August 31, 2013, the Company had $273 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.8 years.
The weighted average fair value per share of the options granted during the three month periods ended August 31, 2013 and 2012, as computed using the Black-Scholes pricing model, was $14.85 and $12.72, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2013	2012
Dividend yield	1.3%	1.5%
Expected volatility	27.9%	35.0%
Weighted average expected life (in years)	5.3	5.3
Risk-free interest rate	1.3%	0.6%
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

NOTE 8 — Earnings Per Share
The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 7.9 million and 27.3 million shares of common stock were outstanding for the three month periods ended August 31, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2013	2012
Determination of shares:
Weighted average common shares outstanding	889.4	905.6
Assumed conversion of dilutive stock options and awards	21.3	17.2
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	910.7	922.8

Earnings per share from continuing operations:
Basic earnings per common share	$0.88	$0.65
Diluted earnings per common share	$0.86	$0.63

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$(0.03)
Diluted earnings per common share	$—	$(0.02)

Basic earnings per common share for NIKE, Inc.	$0.88	$0.62
Diluted earnings per common share for NIKE, Inc.	$0.86	$0.61

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
The majority of derivatives outstanding as of August 31, 2013 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2013 was approximately $9 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of August 31, 2013, there were outstanding currency forward contracts with maturities up to 21 months.
The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of August 31, 2013 and May 31, 2013:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	August 31, 2013	May 31, 2013	Balance Sheet Location	August 31, 2013	May 31, 2013
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$113	$141	Accrued liabilities	$22	$12
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	49	79	Deferred income taxes and other long-term liabilities	—	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	9	11	Deferred income taxes and other long-term liabilities	—	—
Total derivatives formally designated as hedging instruments		$171	$231		$22	$12
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$38	$58	Accrued liabilities	$11	$22
Embedded derivatives	Prepaid expenses and other current assets	—	—	Accrued liabilities	—	—
Total derivatives not designated as hedging instruments		$38	$58		$11	$22
TOTAL DERIVATIVES		$209	$289		$33	$34
The following tables present the amounts affecting the consolidated statements of income for the three month periods ended August 31, 2013 and 2012:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Three Months Ended August 31,
	2013	2012		2013	2012
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(3)	$(9)	Revenue	$14	$(14)
Foreign exchange forwards and options	(24)	(24)	Cost of sales	16	32
Foreign exchange forwards and options	1	1	Selling and administrative expense	—	—
Foreign exchange forwards and options	(7)	(8)	Other expense (income), net	5	8
Total designated cash flow hedges	$(33)	$(40)		$35	$26
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	Other expense (income), net	$—	$—

(1)
For the three month periods ended August 31, 2013 and 2012, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(15)	(29)	Other expense (income), net
Embedded derivatives	$—	$—	Other expense (income), net

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
Cash Flow Hedges
The purpose of the Company’s foreign currency hedging activities is to protect the Company from the risk that the eventual cash flows resulting from transactions in foreign currencies will be adversely affected by changes in exchange rates. Foreign currency exposures that the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, selling and administrative expenses, investments in U.S. Dollar-denominated available-for-sale debt securities, and certain other intercompany transactions.
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
In January 2012, the Company implemented a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials, and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order and their accounting treatment is described further below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds, and Japanese Yen. The Company may enter into hedge contracts typically starting up to 12 to 18 months in advance of the forecasted transaction and may place incremental hedges for up to 100% of the exposure by the time the forecasted transaction occurs.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three month periods ended August 31, 2013 and 2012.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense (income), net. For the three month periods ended August 31, 2013 and 2012, the amounts recorded in other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of August 31, 2013, $92 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2013, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 21 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of August 31, 2013, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three month periods ended August 31, 2013 or 2012.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three month periods ended August 31, 2013 or 2012.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At August 31, 2013, the notional amount of embedded derivatives was approximately $101 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2013, the Company was in compliance with all credit risk related contingent features and the fair value of its derivative instruments with credit risk related contingent features in a net liability position was insignificant. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of August 31, 2013, those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income, net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications (2)	(31)	(35)	—	(2)	(68)
Reclassifications to net income of previously deferred (gains) losses (3)	—	(30)	—	1	(29)
Other comprehensive income (loss)	(31)	(65)	—	(1)	$(97)
Balance at August 31, 2013	$10	$128	$95	$(56)	$177

(1)
The accumulated foreign currency translation adjustment and net investment hedge (gains) losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the entity.

(2)	Net of tax (expense) of $0 million, $(2) million, $0 million, $0 million, respectively.

(3)	Net of tax expense of $0 million, $5 million, $0 million, $0 million, respectively.
The following table summarizes the reclassifications from accumulated other comprehensive income to the unaudited condensed consolidated statements of income:

(in millions)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$14	Revenue
Foreign exchange forwards and options	16	Cost of sales
Foreign exchange forwards and options	—	Selling and administrative expense
Foreign exchange forwards and options	5	Other expense (income), net
Total before tax	35
Tax (expense) benefit	(5)
Gain net of tax	$30

Gains (losses) on other	(1)	Other expense (income), net
Total before tax	(1)
Tax (expense) benefit	—
(Loss) net of tax	$(1)

Total net gain reclassified for the period	$29

NOTE 11 — Discontinued Operations
During the year ended May 31, 2013, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. There were no adjustments to these recorded amounts as of August 31, 2013. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the net income (loss) from discontinued operations line item on the consolidated statements of income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the consolidated balance sheets, respectively. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.”
Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services are substantially complete. The Company will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan and the Company will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $41 million at August 31, 2013. The fair value of the guarantees is not material.

On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the net (loss) from discontinued operations line item on the consolidated statements of income. The remaining liabilities of Umbro are recorded in the liabilities of discontinued operations line items on the consolidated balance sheets. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of August 31, 2013.
Under the sale agreement, the Company provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and the Company has wound down the remaining operations of Umbro.
Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended August 31,
(In millions)	2013	2012
Revenues	$—	$195
(Loss) before income taxes	—	(18)
Income tax expense (benefit)	—	—
Net (loss) from discontinued operations	$—	$(18)
As of August 31, 2013 and May 31, 2013, the aggregate components of liabilities classified as discontinued operations and included in current liabilities consisted of the following:

	As of August 31,	As of May 31,
(In millions)	2013	2013
Accounts payable	$1	$1
Accrued liabilities	11	17
Deferred income taxes and other liabilities	—	—
TOTAL LIABILITIES	$12	$18
There were no assets of discontinued operations as of August 31, 2013 and May 31, 2013.

NOTE 12 — Operating Segments
The Company’s operating segments are evidence of the structure of the Company's internal organization. The Company's operating segments have changed beginning in the first quarter of fiscal 2014 to mirror the changes in the structure of the Company’s internal organization that were effective during the first quarter of fiscal 2014. The NIKE Brand segments continue to be defined by geographic regions for operations participating in NIKE Brand sales activity and also include the results of NIKE Golf and Hurley, which are now managed within the geographies. Previously, NIKE Golf and Hurley were combined with Converse and reported as "Other Businesses."
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic operating segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing, and selling of casual sneakers, apparel, and accessories. Prior period segment information has been restated to reflect these changes.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment, demand creation and operating overhead expenses that are centrally managed for the NIKE Brand, and costs associated with product development and supply chain operations.
Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; unallocated insurance and benefit programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; and, other items.
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents net income before interest expense (income), net and income taxes in the consolidated statements of income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.
As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.

Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.
Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

	Three Months Ended August 31,
(In millions)	2013	2012
REVENUE
North America	$3,135	$2,866
Western Europe	1,301	1,176
Central & Eastern Europe	366	327
Greater China	574	577
Japan	158	197
Emerging Markets	902	897
Global Brand Divisions	32	27
Total NIKE Brand	6,468	6,067
Converse	494	418
Corporate	9	(11)
TOTAL NIKE CONSOLIDATED REVENUES	$6,971	$6,474
EARNINGS BEFORE INTEREST AND TAXES
North America	$813	$645
Western Europe	265	212
Central & Eastern Europe	81	54
Greater China	170	165
Japan	24	23
Emerging Markets	210	221
Global Brand Divisions	(466)	(456)
Total NIKE Brand	1,097	864
Converse	169	124
Corporate	(218)	(191)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,048	797
Interest expense (income), net	8	(3)
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$1,040	$800

	As of August 31,	As of May 31,
(In millions)	2013	2013
ACCOUNTS RECEIVABLE, NET
North America	$1,422	$1,459
Western Europe	504	375
Central & Eastern Europe	330	287
Greater China	55	56
Japan	103	154
Emerging Markets	527	574
Global Brand Divisions	27	29
Total NIKE Brand	2,968	2,934
Converse	204	131
Corporate	35	52
TOTAL ACCOUNTS RECEIVABLE, NET	$3,207	$3,117
INVENTORIES
North America	$1,596	$1,581
Western Europe	511	556
Central & Eastern Europe	188	207
Greater China	255	209
Japan	89	69
Emerging Markets	634	567
Global Brand Divisions	31	31
Total NIKE Brand	3,304	3,220
Converse	164	210
Corporate	4	4
TOTAL INVENTORIES	$3,472	$3,434
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$454	$424
Western Europe	327	327
Central & Eastern Europe	48	44
Greater China	207	213
Japan	273	269
Emerging Markets	92	89
Global Brand Divisions	307	358
Total NIKE Brand	1,708	1,724
Converse	51	52
Corporate	798	676
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,557	$2,452

NOTE 13 — Commitments and Contingencies
At August 31, 2013, the Company had letters of credit outstanding totaling $144 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first quarter of fiscal 2014, our revenues from continuing operations increased 8% to $7.0 billion; foreign currency exchange rates did not have a significant impact on our consolidated reported revenue results. We delivered net income from continuing operations of $780 million and diluted earnings per share from continuing operations of $0.86, 33% and 37% above the first quarter of fiscal 2013, respectively.
Income before income taxes from continuing operations increased 30% compared to the first quarter of the prior year due to an increase in revenues, higher gross margin, and selling and administrative expense leverage, which more than offset an increase in other expense, net. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth across all product types and all geographies, except Greater China, and most key categories. Brand strength, innovative products and strong category retail presentation continue to fuel the demand for NIKE Brand products. Revenue from Converse increased 16%, driven by growth in owned markets, specifically the United States, the U.K., and China.
Our first quarter net income from continuing operations was positively impacted by a year-on-year decrease in our effective tax rate of 190 basis points, largely due to a lower effective tax rate on foreign operations. Diluted earnings per share also benefited from a 1% decline in the weighted average diluted common shares outstanding driven by our share repurchase program.
In fiscal 2013, we divested of Cole Haan and Umbro, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands. We have substantially completed all transition services related to the sale of both businesses. Unless otherwise indicated, the following disclosures reflect our continuing operations; refer to our "Discontinued Operations" section for additional information regarding our discontinued operations.

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2013	2012	% Change
Revenues	$6,971	$6,474	8%
Cost of sales	3,839	3,646	5%
Gross profit	3,132	2,828	11%
Gross margin %	44.9%	43.7%
Demand creation expense	731	871	-16%
Operating overhead expense	1,325	1,188	12%
Total selling and administrative expense	2,056	2,059	0%
% of Revenues	29.5%	31.8%
Interest expense (income), net	8	(3)	—
Other expense (income), net	28	(28)	—
Income before income taxes	1,040	800	30%
Income tax expense	260	215	21%
Effective tax rate	25.0%	26.9%
Net income from continuing operations	780	585	33%
Net (loss) from discontinued operations	—	(18)	—
Net income	$780	$567	38%
Diluted earnings per share - Continuing Operations	$0.86	$0.63	37%
Diluted earnings per share - Discontinued Operations	$—	$(0.02)	—

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues (1):
NIKE Brand Revenues by:
Footwear	$3,979	$3,711	7%	8%
Apparel	2,023	1,912	6%	6%
Equipment	434	417	4%	5%
Global Brand Divisions	32	27	19%	12%
Total NIKE Brand	6,468	6,067	7%	7%
Converse	494	418	18%	16%
Corporate(3)	9	(11)	—	—
TOTAL NIKE, INC. REVENUES	$6,971	$6,474	8%	8%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,135	$4,932	4%	4%
Sales Direct to Consumer	1,301	1,108	17%	18%
Global Brand Divisions	32	27	19%	12%
TOTAL NIKE BRAND REVENUES	$6,468	$6,067	7%	7%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)
Corporate revenues primarily consist of intercompany revenue eliminations and foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments and Converse through our centrally managed foreign exchange risk management program.

NIKE, Inc. revenues grew 8% for the first quarter of fiscal 2014, driven by increases in revenues for both the NIKE Brand and Converse. On a currency neutral basis, every NIKE Brand geography except Greater China delivered higher revenues for the first quarter of fiscal 2014. North America contributed 4 percentage points of the increase in NIKE, Inc. revenues, while Western Europe, Emerging Markets, Central & Eastern Europe, and Converse each contributed approximately 1 percentage point. Greater China's results reduced NIKE, Inc. revenue growth by 1 percentage point.
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenue increased 8% and 6%, respectively, while NIKE Brand equipment revenues increased 5% during the first quarter of fiscal 2014. The increase in NIKE Brand footwear revenue for the first quarter of fiscal 2014 was attributable to growth across our Running, Basketball, and Football (Soccer) categories. The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including Running models with NIKE FREE and Air Max technologies, NIKE and Brand Jordan Basketball styles, and performance Football (Soccer) products. In the first quarter of fiscal 2014, unit sales of footwear increased approximately 3% and the average selling price per pair increased approximately 5%, driven nearly equally by a shift in mix to higher priced products and price increases.
For NIKE Brand apparel, the increase in revenue for the first quarter of fiscal 2014 was driven by growth in most of our key categories, most notably our Men's Training category (which includes the NFL licensed business), Football (Soccer), Running and Basketball. Apparel unit sales in the first quarter of fiscal 2014 increased approximately 4% and the average selling price per unit increased approximately 2%, largely reflecting a favorable mix of higher priced products, such as NFL licensed apparel, performance Running and Basketball.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand Direct to Consumer ("DTC") businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For the first quarter of fiscal 2014, DTC revenues represented approximately 20% of our total NIKE Brand revenues compared to 18% in the first quarter of fiscal 2013. On a currency neutral basis, DTC revenues grew 18% for the first quarter of fiscal 2014, due to comparable store sales growth of 9%, net new DTC doors, and to a lesser extent, an increase in online sales. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from September 2013 through January 2014 totaled $9.6 billion and were 8% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 10%, as increased unit orders contributed approximately 7 percentage points of growth and a higher average selling price per unit contributed approximately 3 percentage points of growth.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	11%	12%
Western Europe	12%	12%
Central & Eastern Europe	25%	27%
Greater China	3%	2%
Japan	-19%	1%
Emerging Markets	1%	7%
Total NIKE Brand Futures Orders	8%	10%

(1)
Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, because the mix of orders can shift between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations, and sales from Converse, NIKE Golf, and Hurley.
Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change
Gross profit	$3,132	$2,828	11%
Gross margin %	44.9%	43.7%	120	bps
For the first quarter of fiscal 2014, our consolidated gross margin was 120 basis points higher than the prior year period, primarily driven by the following factors:

•	Lower NIKE Brand product costs (approximately 90 basis points) due to easing raw material costs and a shift in the mix of revenues to higher margin products, partially offset by labor cost inflation;

•	Higher NIKE Brand average net selling prices (approximately 40 basis points) primarily due to lower discounts and price increases;

•	Growth in our higher margin NIKE Brand DTC business (approximately 20 basis points); and

•	Growth in Converse gross margin primarily due to a shift in the mix of revenues to the higher margin U.K. territory, in addition to a favorable product mix (approximately 20 basis points).
These positive benefits were partially offset by unfavorable foreign currency exchange rate movements (approximately 60 basis points).
Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change
Demand creation expense(1)	$731	$871	-16%
Operating overhead expense	1,325	1,188	12%
Selling and administrative expense	$2,056	$2,059	0%
% of Revenues	29.5%	31.8%	(230	) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.
Demand creation expense decreased 16% compared to the prior year quarter, which included higher marketing spending around the European Football Championships, the London Summer Olympics, and key product initiatives. Changes in foreign currency exchange rates did not have a material impact on demand creation expense.
Compared to the prior year, operating overhead expense increased 12%, primarily attributable to increased investments in digital capabilities and other growth initiatives, as well as higher DTC costs driven by growth and new store openings.

Other Expense (Income), net

	Three Months Ended August 31,
(In millions)	2013	2012
Other expense (income), net	$28	$(28)
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Other expense (income), net for the first quarter of fiscal 2014 decreased $56 million compared to the prior year. This change was primarily driven by a $46 million change in foreign currency conversion results from net gains in the prior year to net losses in the current year. Also contributing to the decrease in other expense (income), net were lower net gains from non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact on our income before income taxes of $38 million for the first quarter of fiscal 2014.
Income Taxes

	Three Months Ended August 31,
	2013	2012	% Change
Effective tax rate	25.0%	26.9%	(190) bps
Our effective tax rate for the first quarter of fiscal 2014 was 190 basis points lower than the effective tax rate for the first quarter of fiscal 2013 due primarily to a reduction in the effective tax rate on operations outside the United States.
Discontinued Operations
During fiscal 2013, we divested of Umbro and Cole Haan, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.
On February 1, 2013, we completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013.
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
Under the sale agreement, we agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services are now complete. We will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan and we will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $41 million at August 31, 2013. The fair value of these guarantees is not material.
On November 30, 2012, we completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The results of Umbro’s operations and Umbro’s financial position are presented as discontinued operations on the unaudited condensed consolidated statements of income and balance sheets, respectively. Previously, these amounts were reported in our segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria in fiscal 2013, we recorded a loss of $107 million, net of tax, on the sale of Umbro. The loss on sale was calculated as the net sales price less the Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million, offset by a $67 million tax benefit on the loss.
Under the sale agreement, we provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and we have wound down the remaining operations of Umbro.

Operating Segments
Our reportable operating segments are evidence of the structure of the Company's internal organization, which has changed beginning in the first quarter of fiscal 2014. The NIKE Brand segments continue to be defined by geographic regions for operations participating in NIKE Brand sales activity, which now includes the results of NIKE Golf and Hurley. Previously, NIKE Golf and Hurley were combined with Converse and reported as "Other Businesses."
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. The Company’s NIKE Brand DTC operations are managed within each geographic segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing, and selling of casual sneakers, apparel, and accessories. Prior year amounts have been restated to conform to the fiscal 2014 presentation.

As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.
The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2013	2012(1)	FY13 vs. FY12 % Change	% Change Excluding Currency Changes(2)
North America	$3,135	$2,866	9%	9%
Western Europe	1,301	1,176	11%	8%
Central & Eastern Europe	366	327	12%	10%
Greater China	574	577	-1%	-3%
Japan	158	197	-20%	1%
Emerging Markets	902	897	1%	5%
Global Brand Divisions	32	27	19%	12%
Total NIKE Brand Revenues	6,468	6,067	7%	7%
Converse	494	418	18%	16%
Corporate(3)	9	(11)	—	—
TOTAL NIKE, INC. REVENUES	$6,971	$6,474	8%	8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”) which represents net income before interest expense (income), net and income taxes in the consolidated statements of income. As discussed in Note 12 — Operating Segments in the accompanying notes to the unaudited condensed consolidated financial statements, certain corporate costs are not included in EBIT of our operating segments.
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2013	2012(1)	% Change
North America	$813	$645	26%
Western Europe	265	212	25%
Central & Eastern Europe	81	54	50%
Greater China	170	165	3%
Japan	24	23	4%
Emerging Markets	210	221	-5%
Global Brand Divisions	(466)	(456)	-2%
Total NIKE Brand	1,097	864	27%
Converse	169	124	36%
Corporate	(218)	(191)	-14%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	$1,048	$797	31%
Interest expense (income), net	8	(3)	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,040	$800	30%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

North America

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,904	$1,745	9%	9%
Apparel	1,009	924	9%	9%
Equipment	222	197	13%	13%
TOTAL REVENUES	$3,135	$2,866	9%	9%
Revenues by:
Sales to Wholesale Customers	$2,344	$2,162	8%	8%
Sales Direct to Consumer	791	704	12%	12%
TOTAL REVENUES	$3,135	$2,866	9%	9%
EARNINGS BEFORE INTEREST AND TAXES	$813	$645	26%

Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers in North America, driving increased demand for NIKE Brand products across nearly all key categories. Our Basketball, Running, Men's Training, and Sportswear categories drove the revenue growth in the first quarter of fiscal 2014. North America's first quarter DTC revenue growth of 12% was fueled by a 5% increase in comparable store sales as well as the addition of new doors and growth in online sales.
North America footwear revenue growth was driven by higher demand in every key category except Women's Training, most notably Running, Basketball, Men's Training, and Sportswear. Unit sales increased 5% and average selling price per pair increased 4% in the first quarter. The increase in average selling price per pair was largely driven by a favorable mix of higher priced products, including performance and Brand Jordan products.
Apparel revenue growth in North America was driven by higher demand in our Men's Training category, reflecting growth in the NFL licensed business, as well as Basketball, Sportswear, and Women's Training. Unit sales increased 6% while average selling price per unit increased 3%, largely driven by a favorable mix of higher priced products.
North America EBIT increased faster than revenue due to gross margin expansion and selling and administrative expense leverage. Gross margin increased 120 basis points for the first quarter of fiscal 2014, reflecting lower product costs due to easing raw material costs and a shift in mix to higher margin products, partially offset by lower gross margin on close-out sales. Selling and administrative expense decreased versus the first quarter of fiscal 2013, which included heavy demand creation investments for the Olympics and key product initiatives, including the NFL launch.
Western Europe

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$829	$716	16%	12%
Apparel	399	388	3%	1%
Equipment	73	72	1%	-3%
TOTAL REVENUES	$1,301	$1,176	11%	8%
Revenues by:
Sales to Wholesale Customers	$1,080	$1,008	7%	4%
Sales Direct to Consumer	221	168	32%	28%
TOTAL REVENUES	$1,301	$1,176	11%	8%
EARNINGS BEFORE INTEREST AND TAXES	$265	$212	25%
On a currency neutral basis, most territories in Western Europe reported revenue growth for the first quarter of fiscal 2014, which more than offset lower revenues in Italy and Iberia, which declined 7% and 15%, respectively, reflecting poor economic conditions in Southern Europe. Revenues for the U.K. & Ireland and AGS (Austria, Germany, and Switzerland) territories, our largest territories in Western Europe, increased 15% and 21%, respectively. The growth in DTC revenue reflected a 20% increase in comparable store sales, the addition of new doors, and significantly higher online sales. On a category basis, Western Europe's revenue growth was largely driven by our Football (Soccer), Running, and Basketball categories, which offset a slight decline in Sportswear.
Constant currency footwear revenue growth in Western Europe was primarily driven by growth in Football (Soccer), Running, Basketball, and Sportswear. Unit sales increased 4% and average selling price per pair increased 8% for the first quarter of fiscal 2014, the latter primarily the result of price increases.

The constant currency increase in Western Europe apparel revenues was due to growth in Football (Soccer) and Running, largely offset by a decline in Sportswear. Unit sales decreased 2% while average selling price per unit increased 3%, the latter primarily the result of a favorable product mix.
EBIT growth in the first quarter of fiscal 2014 was driven by higher revenues and selling and administrative expense leverage, partially offset by a 100 basis point decrease in gross margin. The gross margin decrease was primarily driven by unfavorable standard foreign currency exchange rates, partially offset by higher net average selling prices, growth in our higher margin DTC business, and lower product costs. The decrease in selling and administrative expense was mainly driven by lower demand creation spending versus investments for the European Football Championships and Olympics in the prior year, partially offset by an increase in operating overhead costs due to expansion of our DTC business.
Central & Eastern Europe

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$193	$168	15%	13%
Apparel	139	129	8%	6%
Equipment	34	30	13%	14%
TOTAL REVENUES	$366	$327	12%	10%
EARNINGS BEFORE INTEREST AND TAXES	$81	$54	50%
On a currency neutral basis, Central & Eastern Europe revenues for the first quarter of fiscal 2014 were driven by growth across most territories, led by Russia and Turkey, which each grew 12%. Revenue growth in Central & Eastern Europe was driven by growth in most key categories, most notably Football (Soccer), Running, and Basketball.
Constant currency footwear revenue growth in the first quarter of fiscal 2014 was primarily driven by growth in Running and Football (Soccer). Unit sales increased 10% while average selling price per pair increased 3%, driven nearly equally by price increases and a favorable mix of higher priced products.
Constant currency apparel revenue growth in the first quarter of fiscal 2014 was driven by growth in Football (Soccer), Running, and Basketball. Unit sales increased 5%, while average selling price per unit increased 1%, as price increases were largely offset by an unfavorable mix of lower priced products.
EBIT for Central & Eastern Europe grew faster than revenue primarily due to gross margin improvement and selling and administrative expense leverage. Gross margin increased 230 basis points, largely driven by lower raw material costs, duty savings, warehousing efficiencies, and price increases, as well as the favorable impact of our higher margin DTC business. This more than offset unfavorable standard foreign currency exchange rates. The decrease in selling and administrative expense was mainly driven by lower demand creation spending versus investments for the European Football Championships and Olympics in the first quarter of fiscal 2013, partially offset by an increase in operating overhead costs due to growth in our DTC business.
Greater China

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$341	$357	-4%	-7%
Apparel	197	181	9%	6%
Equipment	36	39	-8%	-11%
TOTAL REVENUES	$574	$577	-1%	-3%
EARNINGS BEFORE INTEREST AND TAXES	$170	$165	3%
On a currency neutral basis, Greater China revenue decreased in the first quarter of fiscal 2014, driven by lower futures orders as well as higher product returns to help clear excess inventory at retail. These downsides were partially offset by strong growth in our DTC business driven by comparable store sales growth of 22% and the addition of new doors. Revenues for most key categories declined versus the prior year, although Sportswear and Basketball revenues grew.
For the first quarter of fiscal 2014, constant currency footwear revenue for Greater China declined, driven by lower sales across most key categories, most notably Men's Training, Sportswear, and Running, as well as increased reserves for product returns. Unit sales decreased 6%, while average selling price per pair decreased 1%, reflecting a higher mix of close-out sales that more than offset a favorable mix of higher priced products.
The increase in constant currency apparel revenue for the first quarter of fiscal 2014 was driven by higher revenues in Sportswear and Running, partially offset by lower revenues in Men's and Women's Training. Apparel unit sales in fiscal 2013 were 7% higher than the prior year while average selling price per unit was down 1%, reflecting a higher mix of close-out sales.

EBIT for Greater China increased 3% despite a decrease in revenues, driven by higher gross margin and selling and administrative expense leverage. Gross margin increased 70 basis points due to a higher net average selling price per unit driven by lower discounts and the favorable impact of our higher margin DTC business, partially offset by a higher mix of close-out sales and higher warehousing costs to process product returns. Selling and administrative expense decreased, driven primarily by lower demand creation spending versus investments for the Olympics in the first quarter of fiscal 2013, partially offset by additional operating overhead investments in our DTC business.
As we work with our retailers to manage the China marketplace, changes in cancellations, returns and discounts will create volatility in reported revenue growth and futures growth. We now expect Greater China revenues in the second quarter of fiscal 2014 to be above the prior year quarter, with full year revenues roughly in line with the prior year.
Japan

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$88	$108	-19%	2%
Apparel	53	67	-21%	-1%
Equipment	17	22	-23%	1%
TOTAL REVENUES	$158	$197	-20%	1%
EARNINGS BEFORE INTEREST AND TAXES	$24	$23	4%
Excluding changes in currency exchange rates, revenues for Japan increased 1% for the first quarter of fiscal 2014 driven by higher revenues in Football (Soccer) and Basketball, largely offset by declines in our other key categories.
Including the effect of currency exchange rates, first quarter revenues decreased 20% while EBIT increased 4% as a result of gross margin expansion and selling and administrative expense leverage. The decrease in selling and administrative expense for the first quarter of fiscal 2014 was attributable to reductions in both demand creation and operating overhead expense.
Emerging Markets

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$624	$617	1%	5%
Apparel	226	223	1%	6%
Equipment	52	57	-9%	-6%
TOTAL REVENUES	$902	$897	1%	5%
EARNINGS BEFORE INTEREST AND TAXES	$210	$221	-5%
Excluding changes in currency exchange rates, revenue for the Emerging Markets increased 5% for the first quarter of fiscal 2014 driven by growth across most territories, most notably in Brazil and our Southern Cone Territory (Argentina, Chile, and Uruguay), which grew 21% and 18%, respectively. This growth more than offset lower revenues in Mexico and Korea, which decreased 34% and 13%, respectively. The declines in Mexico were largely due to unexpected shipping delays caused by a distribution center transition. On a category basis, revenue growth was largely driven by Running, Football (Soccer), and Action Sports, partially offset by a decline in Sportswear.
Constant currency footwear revenue growth for the first quarter of fiscal 2014 was driven primarily by growth in Running, Football (Soccer), and Action Sports, partially offset by declines in Sportswear. Footwear unit sales declined approximately 1% and average selling price per pair increased approximately 6%, primarily driven by price increases.
Constant currency apparel revenue growth for the first quarter of fiscal 2014 was driven by growth in Running and Football (Soccer), partially offset by a decline in Sportswear. Unit sales for apparel were approximately flat compared to the prior year while average selling price per unit increased approximately 6%, largely attributable to price increases.
On a reported basis, revenue for the Emerging Markets increased by 1% while EBIT fell 5% primarily driven by higher selling and administrative expense and lower gross margin. As a percent of revenue, selling and administrative expense was higher compared to the prior year due to increased operating overhead costs to support the expansion of our DTC business and overall growth of the business, partially offset by a reduction in demand creation spending. Gross margin declined 20 basis points due largely to unfavorable standard foreign currency exchange rates, which more than offset the favorable impact of price increases and lower discounts.

Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$32	$27	19%	12%
(Loss) Before Interest and Taxes	(466)	(456)	2%
Global Brand Divisions primarily represent demand creation, operating overhead, information technology, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for the Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased $10 million during the first quarter of fiscal 2014, primarily driven by increased investments in our digital infrastructure as well as product creation and design initiatives, which more than offset lower demand creation spending. Demand creation expense was lower in the first quarter of fiscal 2014 due to significant investments in the first quarter of fiscal 2013 for the Olympics and European Football Championships.
Converse

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$494	$418	18%	16%
Earnings Before Interest and Taxes	$169	$124	36%
In territories we define as "owned markets," Converse designs, markets, and sells products directly to wholesale customers, distributors, and/or directly to consumers through our DTC operations. The largest owned markets are the United States, the U.K., and China. Licensed markets are served by third party licensees, who pay royalty revenues to Converse for the use of its trademarks and other intellectual property rights.
Excluding changes in currency exchange rates, revenues for Converse increased 16% versus prior year for the first quarter of fiscal 2014. Revenue growth in owned markets contributed 17 percentage points to the total increase while lower revenue in licensed markets reduced overall growth by 1 percentage point. Owned markets revenue grew 21%, as organic growth in existing owned markets, most notably the United States, the U.K., and China, contributed 12% and the conversion of France, Iberia, and Hong Kong on January 1, 2013 from licensed markets to owned markets contributed 9%. Unit sales and average selling price per pair for existing owned markets increased 9% and 3%, respectively, the latter the result of a favorable mix of higher priced products. Licensing revenue declined 8% in the first quarter of fiscal 2014, driven by market conversions and lower licensing revenues from Brazil.
Including the effect of currency exchange rates, revenues for Converse increased 18% for the first quarter of fiscal 2014, while EBIT grew 36%. The EBIT growth for the first quarter was primarily the result of higher revenues and improved gross margin, which increased 210 basis points primarily due to growth in higher margin markets and products. Selling and administrative expense increased due to higher operating overhead costs to support the expansion of our DTC business primarily in the United States and market transitions, partially offset by lower demand creation expense driven by the timing of marketing campaigns.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2013	2012	% Change
Revenues	$9	$(11)	—
(Loss) Before Interest and Taxes	(218)	(191)	14%
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and, certain foreign currency gains and losses.
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results included in Corporate are gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; and, conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies and certain foreign currency derivative instruments.
For the first quarter of fiscal 2014, Corporate's loss before interest and taxes increased $27 million primarily due to the following:

•
A $38 million decrease in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

•	A $46 million increase in foreign currency net losses, reported as a component of consolidated other expense (income), net.

•	A $19 million increase in corporate overhead expense related to corporate initiatives to support the growth of the business and performance-based compensation.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company ("NTC") and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.
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

2.
Factory input costs: In January 2012, NIKE implemented a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, our payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials, and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated.

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within inventories and is recognized in cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through other expense (income), net. Refer to Note 9 — Risk Management and Derivatives for additional detail.
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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties, and other intercompany charges, also generate foreign currency risk though to a lesser extent.

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

Managing transactional exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposures as discussed below.
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
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to other comprehensive income within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a (detriment) of approximately $(1) million and $(326) million for the three months ended August 31, 2013 and 2012, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a benefit (detriment) of approximately $8 million and $(64) million for the three months ended August 31, 2013 and 2012, respectively.
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
Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying notes to the unaudited consolidated financial statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact of approximately $38 million and $28 million on our income before income taxes for the three months ended August 31, 2013 and 2012, respectively.
Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other expense (income), net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in other comprehensive income. There were no outstanding net investment hedges as of August 31, 2013 and 2012. There were no cash flows from net investment hedge settlements for the three months ended August 31, 2013 and 2012.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first three months of fiscal 2014 was net income of $780 million. Cash provided by operations was $597 million for the first three months of fiscal 2014 compared to $535 million for the first three months of fiscal 2013, driven largely by increased earnings in the current year which was partially offset by greater investments in working capital compared to the prior year. For the first three months of fiscal 2014, changes in working capital resulted in a net cash outflow of $402 million compared to a $189 million outflow for the same period in fiscal 2013. Our investments in working capital increased due to slower increases in operating liabilities compared to the prior year, as well as an increase in inventories reflective of futures order growth.
Cash used by investing activities was $392 million during the first three months of fiscal 2014, compared to a source of cash of $221 million for the first quarter of the prior year. A major driver of the change was the swing from net sales/maturities of short-term investments in the first quarter of fiscal 2013 to net purchases of short-term investments in fiscal 2014, reflective of additional security purchases made with the proceeds from the issuance of long-term debt in April 2013. In the first three months of fiscal 2013, there were $333 million net sales/maturities of short-term investments (net of purchases), while we made $174 million in net purchases of short-term investments (net of sales/maturities) and reverse purchase agreements for the same period in fiscal 2014. To a lesser extent, the increase in cash used by investing was also attributable to additional investments in property, plant, and equipment, which increased from $107 million in the first quarter of fiscal 2013 to $215 million in the first quarter of fiscal 2014, which was largely the result of infrastructure investments made to support the growth of the business.
Cash used by financing activities was $598 million for the first three months of fiscal 2014 compared to $907 million for the same prior year period. The decrease in cash used by financing activities was primarily due to lower common stock repurchases in the first quarter of fiscal 2014 compared to fiscal 2013.
During the first three months of fiscal 2014, we purchased 8.4 million shares of NIKE class B common stock for $526 million as part of our four-year, $8 billion share repurchase program approved by the NIKE, Inc. Board of Directors in September 2012. As of the end of the first quarter of fiscal 2014, we had repurchased a total of 23.7 million shares at a cost of $1.3 billion under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on April 23, 2017. Also on April 23, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in gross proceeds before expenses of $998 million. We will use the net proceeds for general corporate purposes, which may include, but are not limited to, discharging or refinancing debt, working capital, capital expenditures, share repurchases, as yet unplanned acquisitions of assets or businesses and investments in subsidiaries.
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017, with a one-year extension option prior to both the second and third anniversary of the closing date, provided that extensions shall not extend beyond November 1, 2019. As of and for the period ended August 31, 2013, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of A+ and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2013, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the three months ended August 31, 2013, we did not issue commercial paper, and as of August 31, 2013, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2014 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of August 31, 2013, we had cash, cash equivalents, and short-term investments totaling $5.6 billion, of which $3.2 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2013 the average duration of our short-term investments and cash equivalents portfolio is 103 days.
To date we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets. We believe that existing cash, cash equivalents, short-term investments, and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
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
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.
The total liability for uncertain tax positions, excluding related interest and penalties was $491 million at August 31, 2013. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $25 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

Off-Balance Sheet Arrangements
As of August 31, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Adopted Accounting Standards

In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for us beginning June 1, 2014; early adoption is permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption did not have a material impact on our consolidated financial position or results of operations.
In June 2011, the FASB issued guidance on the presentation of comprehensive income. This guidance required companies to present reclassification adjustments out of accumulated other comprehensive income by component in either the statement in which net income is presented or as a separate disclosure in the notes to the financial statements. This requirement was effective for us beginning June 1, 2013. As this guidance only amends the presentation of the components of comprehensive income the adoption did not have an impact on our consolidated financial position or results of operations.
In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption did not have an impact on our consolidated financial position or results of operations.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.
ITEM 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“the Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2013.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.
ITEM 1A. Risk Factors
 There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2013 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2013	3,000,000	$61.99	3,000,000	$7,025
July 1 — July 31, 2013	3,300,000	$63.11	3,300,000	$6,817
August 1 — August 31, 2013	2,056,700	$64.00	2,056,700	$6,685
	8,356,700	$62.93	8,356,700
(1) On September 19, 2012, we announced that our Board of Directors authorized the repurchase of $8 billion of our shares of Class B common stock under a four-year share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program.
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
10.1
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).

10.2
Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).

10.3	Form of Restricted Stock Unit Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer
DATED: October 7, 2013

EXHIBIT INDEX

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
10.1
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).

10.2
Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).

10.3	Form of Restricted Stock Unit Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K filed July 23, 2013).
31.1	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith