Form 10-Q
period 2013-11-30
NIKE INC
filed 2014-01-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2013
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 2, 2014 were:

Class A	177,957,876
Class B	707,526,546
885,484,422

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2013	2013
ASSETS
Current assets:
Cash and equivalents	$2,086	$3,337
Short-term investments (Note 5)	3,101	2,628
Accounts receivable, net	3,208	3,117
Inventories (Note 2)	3,695	3,434
Deferred income taxes (Note 6)	315	308
Prepaid expenses and other current assets (Notes 5 and 9)	1,202	780
Total current assets	13,607	13,604
Property, plant and equipment, net	2,645	2,452
Identifiable intangible assets, net (Note 3)	385	382
Goodwill (Note 3)	131	131
Deferred income taxes and other assets (Notes 5, 6, and 9)	1,052	1,015
TOTAL ASSETS	$17,820	$17,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$7	$57
Notes payable (Note 5)	180	121
Accounts payable	1,612	1,646
Accrued liabilities (Notes 4, 5, and 9)	2,005	1,986
Income taxes payable (Note 6)	47	98
Liabilities of discontinued operations (Note 11)	—	18
Total current liabilities	3,851	3,926
Long-term debt (Note 5)	1,201	1,210
Deferred income taxes and other liabilities (Notes 5, 6, and 9)	1,424	1,292
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 710 and 716 shares outstanding	3	3
Capital in excess of stated value	5,566	5,184
Accumulated other comprehensive income (Note 10)	90	274
Retained earnings	5,685	5,695
Total shareholders’ equity	11,344	11,156
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,820	$17,584
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2013	2012	2013	2012
Income from continuing operations:
Revenues	$6,431	$5,955	$13,402	$12,429
Cost of sales	3,605	3,425	7,444	7,071
Gross profit	2,826	2,530	5,958	5,358
Demand creation expense	691	613	1,422	1,484
Operating overhead expense	1,397	1,223	2,722	2,411
Total selling and administrative expense	2,088	1,836	4,144	3,895
Interest expense (income), net	8	(1)	16	(4)
Other expense (income), net	13	(17)	41	(45)
Income before income taxes	717	712	1,757	1,512
Income tax expense (Note 6)	180	191	440	406
NET INCOME FROM CONTINUING OPERATIONS	537	521	1,317	1,106
NET LOSS FROM DISCONTINUED OPERATIONS	—	(137)	—	(155)
NET INCOME	$537	$384	$1,317	$951

Earnings per share from continuing operations:
Basic earnings per common share	$0.60	$0.58	$1.48	$1.23
Diluted earnings per common share	$0.59	$0.57	$1.45	$1.20

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$(0.15)	$—	$(0.18)
Diluted earnings per common share	$—	$(0.15)	$—	$(0.16)

Dividends declared per common share	$0.24	$0.21	$0.45	$0.39
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
Net income	$537	$384	$1,317	$951
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	14	5	(17)	30
Change in net losses on cash flow hedges	(100)	(61)	(165)	(123)
Change in net (losses) gains on other	(1)	1	(2)	—
Change in release of cumulative translation loss related to Umbro	—	82	—	82
Total other comprehensive (loss) income, net of tax	(87)	27	(184)	(11)
TOTAL COMPREHENSIVE INCOME	$450	$411	$1,133	$940

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2013	2012
Cash provided by operations:
Net income	$1,317	$951
Income charges (credits) not affecting cash:
Depreciation	246	211
Deferred income taxes	23	(49)
Stock-based compensation (Note 7)	88	83
Amortization and other	54	55
Net loss on divestitures	—	107
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(89)	22
(Increase) in inventories	(280)	(41)
(Increase) in prepaid expenses and other current assets	(125)	(33)
(Decrease) in accounts payable, accrued liabilities and income taxes	(305)	(61)
Cash provided by operations	929	1,245
Cash (used) provided by investing activities:
Purchases of short-term investments	(2,759)	(1,379)
Maturities of short-term investments	1,602	672
Sales of short-term investments	517	904
Investments in reverse repurchase agreements	(100)	—
Additions to property, plant and equipment	(428)	(250)
Disposals of property, plant and equipment	1	—
Proceeds from divestitures	—	225
Increase in other assets, net of other liabilities	(10)	(12)
Cash (used) provided by investing activities	(1,177)	160
Cash used by financing activities:
Long-term debt payments, including current portion	(57)	(45)
Increase (decrease) in notes payable	66	(10)
Proceeds from exercise of stock options and other stock issuances	233	116
Excess tax benefits from share-based payment arrangements	71	14
Repurchase of common stock	(928)	(1,179)
Dividends — common and preferred	(375)	(327)
Cash used by financing activities	(990)	(1,431)
Effect of exchange rate changes	(13)	—
Net decrease in cash and equivalents	(1,251)	(26)
Cash and equivalents, beginning of period	3,337	2,317
CASH AND EQUIVALENTS, END OF PERIOD	$2,086	$2,291
Supplemental disclosure of cash flow information:
Dividends declared and not paid	$213	$188
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2013 are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net loss from discontinued operations line in the unaudited condensed consolidated statements of income for all periods presented. In addition, the liabilities associated with these businesses are reported as liabilities of discontinued operations, as appropriate, in the unaudited condensed consolidated balance sheets (refer to Note 11 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the unaudited condensed consolidated financial statements reflect the Company’s continuing operations.
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

NOTE 2 — Inventories
Inventory balances of $3,695 million and $3,434 million at November 30, 2013 and May 31, 2013, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill
The following table summarizes the Company’s identifiable intangible asset balances as of November 30, 2013 and May 31, 2013:

	As of November 30, 2013			As of May 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$128	$(38)	$90	$119	$(35)	$84
Trademarks	45	(36)	9	43	(32)	11
Other	19	(16)	3	20	(16)	4
TOTAL	$192	$(90)	$102	$182	$(83)	$99
Unamortized intangible assets — Trademarks			283			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$385			$382
Amortization expense, which is included in selling and administrative expense, was $4 million and $3 million for the three month periods ended November 30, 2013 and 2012, respectively, and $8 million and $7 million for the six month periods ended November 30, 2013 and 2012, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2014 and each of the years ending

May 31, 2015 through May 31, 2018 are as follows: remainder of 2014: $6 million; 2015: $11 million; 2016: $9 million; 2017: $8 million; 2018: $7 million.
Goodwill was $131 million at November 30, 2013 and May 31, 2013, respectively; $64 million is included in the Converse segment and the remaining amounts are included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 4 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2013	2013
Compensation and benefits, excluding taxes	$561	$713
Endorsement compensation	232	264
Dividends payable	213	188
Taxes other than income taxes	184	192
Advertising and marketing	129	77
Import and logistics costs	121	111
Fair value of derivatives	94	34
Other(1)	471	407
TOTAL ACCRUED LIABILITIES	$2,005	$1,986

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the balance at November 30, 2013 and May 31, 2013.

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

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of November 30, 2013 and May 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of November 30, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3		Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options(1)	$—	$160	$—	$160	Other current assets and other long-term assets
Interest rate swap contracts	—	9	—	9	Other current assets and other long-term assets
Total derivatives	—	169	—	169
Available-for-sale securities:
U.S. Treasury securities	265	—	—	265	Cash and equivalents
U.S. Agency securities	—	25	—	25	Cash and equivalents
Commercial paper and bonds	—	110	—	110	Cash and equivalents
Money market funds	—	767	—	767	Cash and equivalents
U.S. Treasury securities	1,312	—	—	1,312	Short-term investments
U.S. Agency securities	—	869	—	869	Short-term investments
Commercial paper and bonds	—	920	—	920	Short-term investments
Non-marketable preferred stock	—	—	6	6	Other long-term assets
Total available-for-sale securities	1,577	2,691	6	4,274
TOTAL ASSETS	$1,577	$2,860	$6	$4,443
LIABILITIES
Derivatives:
Foreign exchange forwards and options(1)	$—	$101	$—	$101	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$101	$—	$101

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $86 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of November 30, 2013.

	As of May 31, 2013
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3		Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options(1)	$—	$278	$—	$278	Other current assets and other long-term assets
Interest rate swap contracts	—	11	—	11	Other current assets and other long-term assets
Total derivatives	—	289	—	289
Available-for-sale securities:
U.S. Treasury securities	425	—	—	425	Cash and equivalents
U.S. Agency securities(2)	—	395	—	395	Cash and equivalents
Commercial paper and bonds(2)	—	660	—	660	Cash and equivalents
Money market funds	—	836	—	836	Cash and equivalents
U.S. Treasury securities	1,583	—	—	1,583	Short-term investments
U.S. Agency securities(2)	—	631	—	631	Short-term investments
Commercial paper and bonds(2)	—	414	—	414	Short-term investments
Non-marketable preferred stock	—	—	5	5	Other long-term assets
Total available-for-sale securities	2,008	2,936	5	4,949
TOTAL ASSETS	$2,008	$3,225	$5	$5,238
LIABILITIES
Derivatives:
Foreign exchange forwards and options(1)	$—	$34	$—	$34	Accrued liabilities and other long-term liabilities
TOTAL LIABILITIES	$—	$34	$—	$34

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $34 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2013.

(2)	Amounts have been revised to reflect proper classification between U.S. Agency securities and Commercial paper and bonds.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at November 30, 2013 or May 31, 2013. Refer to Note 9 — Risk Management and Derivatives for additional detail.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper, and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2013 and the year ended May 31, 2013.
No transfers among the levels within the fair value hierarchy occurred during the six months ended November 30, 2013 or the year ended May 31, 2013.
As of November 30, 2013 and May 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Short-Term Investments
As of November 30, 2013 and May 31, 2013, short-term investments consisted of available-for-sale securities. As of November 30, 2013, the Company held $2,280 million of available-for-sale securities with maturity dates within one year from the purchase date and $821 million with maturity dates over one year and less than five years from the purchase date within short-term investments. As of May 31, 2013, the Company held $2,229 million of available-for-sale securities with maturity dates within one year from purchase date and $399 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	November 30,	May 31,
(In millions)	2013	2013
Available-for-sale securities:
U.S. treasury and agencies	$2,181	$2,214
Commercial paper and bonds	920	414
TOTAL AVAILABLE-FOR-SALE SECURITIES	$3,101	$2,628
Included in interest expense (income), net was interest income related to cash and equivalents and short-term investments of $4 million and $6 million for each of the three month periods ended November 30, 2013 and 2012, respectively, and $6 million and $14 million for each of the six month periods ended November 30, 2013 and 2012, respectively.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,105 million at November 30, 2013 and $1,219 million at May 31, 2013.
The carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.
At November 30, 2013 the Company had $100 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within other current assets on the consolidated balance sheets. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 6 — Income Taxes
The effective tax rate on continuing operations was 25.0% and 26.9% for the six month periods ended November 30, 2013 and 2012, respectively. The decrease in the Company’s effective tax rate was due to an increase in the amount of earnings from lower tax rate jurisdictions.
As of November 30, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $513 million, $337 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $447 million. The liability for payment of interest and penalties increased $19 million during the six months ended November 30, 2013. As of November 30, 2013, accrued interest and penalties related to uncertain tax positions was $131 million (excluding federal benefit).
The Company is subject to taxation primarily in the U.S., China, the Netherlands, and Brazil, as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2013 tax years, including the validation of foreign tax credits taken. Many matters are at an advanced stage in the examination process, the most significant of which includes the negotiation of a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing positions for fiscal years May 31, 2011 through May 31, 2015. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2008 and calendar 2007, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $21 million within the next 12 months.

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
Stock options(1)	$32	$32	$61	$58
ESPPs	6	6	11	10
Restricted stock	8	8	16	15
TOTAL STOCK-BASED COMPENSATION EXPENSE	$46	$46	$88	$83

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended November 30, 2013 and 2012 was $4 million and $6 million, respectively, and for the six month periods ended November 30, 2013 and 2012 was $8 million and $10 million, respectively.

As of November 30, 2013, the Company had $242 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average remaining period of 2.6 years.
The weighted average fair value per share of the options granted during the six month periods ended November 30, 2013 and 2012, as computed using the Black-Scholes pricing model, was $14.88 and $12.71, respectively. The weighted average assumptions used to estimate these fair values are as follows:

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

NOTE 8 — Earnings Per Share
The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 7.9 million and 27.4 million shares of common stock were outstanding for the three month periods ended November 30, 2013 and 2012, respectively, and 0.1 million and 27.4 million shares of common stock were outstanding for the six month periods ended November 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2013	2012	2013	2012
Determination of shares:
Weighted average common shares outstanding	888.0	897.0	888.7	901.4
Assumed conversion of dilutive stock options and awards	22.6	16.1	22.0	16.9
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	910.6	913.1	910.7	918.3

Earnings per share from continuing operations:
Basic earnings per common share	$0.60	$0.58	$1.48	$1.23
Diluted earnings per common share	$0.59	$0.57	$1.45	$1.20

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$(0.15)	$—	$(0.18)
Diluted earnings per common share	$—	$(0.15)	$—	$(0.16)

Basic earnings per common share for NIKE, Inc.	$0.60	$0.43	$1.48	$1.05
Diluted earnings per common share for NIKE, Inc.	$0.59	$0.42	$1.45	$1.04

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
The majority of derivatives outstanding as of November 30, 2013 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2013 was approximately $10 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of November 30, 2013, there were outstanding currency forward contracts with maturities up to 19 months.
The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of November 30, 2013 and May 31, 2013:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	November 30, 2013	May 31, 2013	Balance Sheet Location	November 30, 2013	May 31, 2013
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$87	$141	Accrued liabilities	$75	$12
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	33	79	Deferred income taxes and other long-term liabilities	7	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	9	11	Deferred income taxes and other long-term liabilities	—	—
Total derivatives formally designated as hedging instruments		129	231		82	12
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	40	58	Accrued liabilities	19	22
Total derivatives not designated as hedging instruments		40	58		19	22
TOTAL DERIVATIVES		$169	$289		$101	$34

The following tables present the amounts affecting the consolidated statements of income for the three and six months ended November 30, 2013 and 2012:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,	Six Months Ended November 30,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended November 30,	Six Months Ended November 30,
	2013	2013		2013	2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(16)	$(19)	Revenue	$7	$21
Foreign exchange forwards and options	(64)	(88)	Cost of sales	7	23
Foreign exchange forwards and options	2	3	Selling and administrative expense	—	—
Foreign exchange forwards and options	(16)	(23)	Other expense (income), net	6	11
Total designated cash flow hedges	(94)	(127)		20	55
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	Other expense (income), net	$—	$—

(1)
For the three and six months ended November 30, 2013, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,	Six Months Ended November 30,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended November 30,	Six Months Ended November 30,
	2012	2012		2012	2012
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$13	$4	Revenue	$(11)	$(25)
Foreign exchange forwards and options	(19)	(43)	Cost of sales	51	83
Foreign exchange forwards and options	(3)	(2)	Selling and administrative expense	1	1
Foreign exchange forwards and options	(2)	(10)	Other expense (income), net	5	13
Total designated cash flow hedges	(11)	(51)		46	72
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	Other expense (income), net	$—	$—

(1)
For the three and six months ended November 30, 2012, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$2	$3	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(24)	(22)	(39)	(51)	Other expense (income), net
Embedded derivatives	$(1)	$(3)	$(1)	$(3)	Other expense (income), net

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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three and six months ended November 30, 2013 and 2012.
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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense (income), net. For the three and six months ended November 30, 2013 and 2012, the amounts recorded in other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of November 30, 2013, $40 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2013, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 19 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of November 30, 2013, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six months ended November 30, 2013 or 2012.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing activities component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended November 30, 2013 or 2012.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At November 30, 2013, the notional amount of embedded derivatives was approximately $112 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2013, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of its derivative instruments with credit risk related contingent features in a net liability position was $16 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2013, those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income, net of tax, were as follows:

(in millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2013	$10	$128	$95	$(56)	$177
Other comprehensive gains (losses) before reclassifications (2)	14	(85)	—	(2)	(73)
Reclassifications to net income of previously deferred (gains) losses (3)	—	(15)	—	1	(14)
Other comprehensive income (loss)	14	(100)	—	(1)	(87)
Balance at November 30, 2013	$24	$28	$95	$(57)	$90

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit of $0 million, $9 million, $0 million, $0 million, respectively.

(3)	Net of tax expense of $0 million, $5 million, $0 million, $0 million, respectively.

(in millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications (2)	(17)	(120)	—	(4)	(141)
Reclassifications to net income of previously deferred (gains) losses (3)	—	(45)	—	2	(43)
Other comprehensive income (loss)	(17)	(165)	—	(2)	(184)
Balance at November 30, 2013	$24	$28	$95	$(57)	$90

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit of $0 million, $7 million, $0 million, $0 million, respectively.

(3)	Net of tax expense of $0 million, $10 million, $0 million, $0 million, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended November 30,	Six Months Ended November 30,	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
(in millions)	2013	2013
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$7	$21	Revenue
Foreign exchange forwards and options	7	23	Cost of sales
Foreign exchange forwards and options	—	—	Selling and administrative expense
Foreign exchange forwards and options	6	11	Other expense (income), net
Total before tax	20	55
Tax (expense) benefit	(5)	(10)
Gain net of tax	$15	$45

Gains (losses) on other	$(1)	$(2)	Other expense (income), net
Total before tax	(1)	(2)
Tax (expense) benefit	—	—
(Loss) net of tax	$(1)	$(2)

Total net gain reclassified for the period	$14	$43

NOTE 11 — Discontinued Operations
During the year ended May 31, 2013, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. There were no adjustments to these recorded amounts as of November 30, 2013. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the net income (loss) from discontinued operations line item on the consolidated statements of income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the consolidated balance sheets, respectively. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.”
Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services are complete. The Company will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan and the Company will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $38 million at November 30, 2013. The fair value of the guarantees is not material.
On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the net loss from discontinued operations line item on the consolidated statements of income. The remaining liabilities of Umbro are recorded in the liabilities of discontinued operations line items on the consolidated balance sheets. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of November 30, 2013.
Under the sale agreement, the Company provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and the Company has wound down the remaining operations of Umbro.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
Revenues	$—	$186	$—	$381
Loss before income taxes	—	(220)	—	(238)
Income tax benefit	—	83	—	83
Net loss from discontinued operations	$—	$(137)	$—	$(155)
As of November 30, 2013 and May 31, 2013, the aggregate components of liabilities classified as discontinued operations and included in current liabilities consisted of the following:

	As of November 30,	As of May 31,
(In millions)	2013	2013
Accounts payable	$—	$1
Accrued liabilities	—	17
TOTAL LIABILITIES	$—	$18
There were no assets of discontinued operations as of November 30, 2013 and May 31, 2013.

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
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.
Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
REVENUE
North America	$2,801	$2,564	$5,936	$5,430
Western Europe	1,074	908	2,375	2,084
Central & Eastern Europe	295	252	661	579
Greater China	629	582	1,203	1,159
Japan	210	240	368	437
Emerging Markets	1,030	1,074	1,932	1,971
Global Brand Divisions	31	28	63	55
Total NIKE Brand	6,070	5,648	12,538	11,715
Converse	360	316	854	734
Corporate	1	(9)	10	(20)
TOTAL NIKE CONSOLIDATED REVENUES	$6,431	$5,955	$13,402	$12,429
EARNINGS BEFORE INTEREST AND TAXES
North America	$649	$565	$1,462	$1,210
Western Europe	123	110	388	322
Central & Eastern Europe	48	37	129	91
Greater China	197	187	367	352
Japan	47	45	71	68
Emerging Markets	243	298	453	519
Global Brand Divisions	(462)	(410)	(928)	(866)
Total NIKE Brand	845	832	1,942	1,696
Converse	100	91	269	215
Corporate	(220)	(212)	(438)	(403)
Total NIKE Consolidated Earnings Before Interest and Taxes	725	711	1,773	1,508
Interest expense (income), net	8	(1)	16	(4)
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$717	$712	$1,757	$1,512

	As of November 30,	As of May 31,
(In millions)	2013	2013
ACCOUNTS RECEIVABLE, NET
North America	$1,439	$1,459
Western Europe	327	375
Central & Eastern Europe	275	287
Greater China	89	56
Japan	148	154
Emerging Markets	707	574
Global Brand Divisions	30	29
Total NIKE Brand	3,015	2,934
Converse	168	131
Corporate	25	52
TOTAL ACCOUNTS RECEIVABLE, NET	$3,208	$3,117
INVENTORIES
North America	$1,684	$1,581
Western Europe	582	556
Central & Eastern Europe	210	207
Greater China	279	209
Japan	88	69
Emerging Markets	634	567
Global Brand Divisions	32	31
Total NIKE Brand	3,509	3,220
Converse	193	210
Corporate	(7)	4
TOTAL INVENTORIES	$3,695	$3,434
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$481	$424
Western Europe	345	327
Central & Eastern Europe	50	44
Greater China	207	213
Japan	261	269
Emerging Markets	102	89
Global Brand Divisions	536	472
Total NIKE Brand	1,982	1,838
Converse	54	52
Corporate	609	562
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,645	$2,452

NOTE 13 — Commitments and Contingencies
At November 30, 2013, the Company had letters of credit outstanding totaling $129 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the second quarter of fiscal 2014, our revenues from continuing operations increased 8% to $6.4 billion. Excluding the impact of foreign currency exchange rates, revenues from continuing operations increased 9%. We delivered net income from continuing operations of $537 million and diluted earnings per share from continuing operations of $0.59, 3% and 4% higher than the second quarter of fiscal 2013, respectively.
Income before income taxes from continuing operations increased 1% compared to the second quarter of the prior year due to an increase in revenues and gross margin expansion, which more than offset higher selling and administrative expense as a percentage of revenue. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth across all product types, geographies, and key categories. Brand strength, innovative products and strong category retail presentation continued to fuel the demand for NIKE Brand products. Constant currency revenue from Converse increased 11%, driven by growth in owned markets, specifically the United States, the United Kingdom, and China.
Our second quarter net income from continuing operations was positively impacted by a year-on-year decrease in our effective tax rate of 170 basis points, largely due to an increase in the amount of earnings from lower tax rate jurisdictions and a discrete change in the prior period to income tax accruals.
Diluted earnings per share also benefited from a small decline in the weighted average diluted common shares outstanding driven by our share repurchase program.
In fiscal 2013, we divested of Cole Haan and Umbro, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands. We have completed all transition services related to the sale of both businesses. Unless otherwise indicated, the following disclosures reflect our continuing operations; refer to our "Discontinued Operations" section for additional information regarding the divestiture of those businesses.

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2013	2012	% Change	2013	2012	% Change
Revenues	$6,431	$5,955	8%	$13,402	$12,429	8%
Cost of sales	3,605	3,425	5%	7,444	7,071	5%
Gross profit	2,826	2,530	12%	5,958	5,358	11%
Gross margin %	43.9%	42.5%		44.5%	43.1%
Demand creation expense	691	613	13%	1,422	1,484	-4%
Operating overhead expense	1,397	1,223	14%	2,722	2,411	13%
Total selling and administrative expense	2,088	1,836	14%	4,144	3,895	6%
% of Revenues	32.5%	30.8%		30.9%	31.3%
Interest expense (income), net	8	(1)	—	16	(4)	—
Other expense (income), net	13	(17)	—	41	(45)	—
Income before income taxes	717	712	1%	1,757	1,512	16%
Income tax expense	180	191	-6%	440	406	8%
Effective tax rate	25.1%	26.8%		25.0%	26.9%
Net income from continuing operations	537	521	3%	1,317	1,106	19%
Net loss from discontinued operations	—	(137)	—	—	(155)	—
Net income	$537	$384	40%	$1,317	$951	38%
Diluted earnings per share - continuing operations	$0.59	$0.57	4%	$1.45	$1.20	21%
Diluted earnings per share - discontinued operations	$—	$(0.15)	—	$—	$(0.16)	—

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$3,611	$3,312	9%	11%	$7,590	$7,023	8%	9%
Apparel	2,058	1,945	6%	7%	4,081	3,857	6%	7%
Equipment	370	363	2%	4%	804	780	3%	4%
Global Brand Divisions	31	28	11%	15%	63	55	15%	13%
Total NIKE Brand	6,070	5,648	7%	9%	12,538	11,715	7%	8%
Converse	360	316	14%	11%	854	734	16%	14%
Corporate(3)	1	(9)	—	—	10	(20)	—	—
TOTAL NIKE, INC. REVENUES	$6,431	$5,955	8%	9%	$13,402	$12,429	8%	8%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$4,882	$4,648	5%	7%	$10,017	$9,580	5%	6%
Sales Direct to Consumer	1,157	972	19%	19%	2,458	2,080	18%	19%
Global Brand Divisions	31	28	11%	15%	63	55	15%	13%
TOTAL NIKE BRAND REVENUES	$6,070	$5,648	7%	9%	$12,538	$11,715	7%	8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

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

NIKE, Inc. revenues grew for both the second quarter and first six months of fiscal 2014, driven by increases in revenues for both the NIKE Brand and Converse. Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers, driving increased demand for NIKE Brand products in the second quarter and first six months of fiscal 2014, most notably in our North America, Western Europe and Central & Eastern Europe geographies. On a currency neutral basis, every NIKE Brand geography delivered higher revenues for the second quarter and year to date period. North America contributed 4 percentage points of the increase in NIKE, Inc. revenues in the second quarter and first six months of fiscal 2014, while Western Europe contributed 2 percentage points in each period.
The constant currency increase in NIKE Brand footwear revenue for the second quarter was attributable to growth across all categories, led by Basketball, Sportswear, Running and Football (Soccer). The increase in NIKE Brand footwear revenue for the first six months of fiscal 2014 was attributable to growth across nearly all categories, led by Basketball, Running, and Football (Soccer) categories with a slight offset from a decline in Women's Training. The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including NIKE and Brand Jordan Basketball styles, Running models with NIKE FREE, Air Max and Lunar technologies, and performance Football (Soccer) products. In the second quarter of fiscal 2014, unit sales of footwear increased approximately 5% and the average selling price per pair increased approximately 6%, driven nearly equally by a shift in mix to higher priced performance Running and Basketball products and price increases. For the first six months of fiscal 2014, unit sales of footwear increased approximately 4% and the average selling price per pair increased approximately 5%, driven nearly equally by a shift in mix to higher priced products and price increases.
For NIKE Brand apparel, the constant currency increase in revenue for the second quarter was driven by growth in all key categories, most notably Running, Basketball and Women's Training. For the first six months of fiscal 2014, the increase in revenue was driven by growth in nearly all of our key categories, most notably our Running, Basketball, Football (Soccer), Men's Training (which includes the NFL licensed business), and Women's Training, slightly offset by a decrease in Sportswear. Apparel unit sales in both the second quarter and first six months of fiscal 2014 increased approximately 5% and the average selling price per unit increased approximately 2%, driven nearly equally by a shift in mix to higher priced products such as performance Running and price increases.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand Direct to Consumer ("DTC") businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE owned in-line and factory stores, as well as online sales through NIKE owned websites. For the second quarter and first six months of fiscal 2014, DTC revenues represented approximately 19% and 20% of our total NIKE Brand revenues, respectively, compared to 17% and 18% in the second quarter and first six months of fiscal 2013, respectively. On a currency neutral basis, DTC revenues grew 19% for both the second quarter and first six months of fiscal 2014, due to comparable store sales growth of 10% in each period, net new DTC doors, and an increase in online sales. Comparable store sales include revenues from NIKE owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from December 2013 through April 2014 totaled $10.4 billion and were 12% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 13%, with unit orders and average selling price per unit each contributing approximately 10 and 3 percentage points, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	11%	11%
Western Europe	26%	23%
Central & Eastern Europe	13%	14%
Greater China	4%	1%
Japan	-10%	1%
Emerging Markets	7%	15%
TOTAL NIKE BRAND FUTURES ORDERS	12%	13%

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
Gross Margin

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change		2013	2012	% Change
Gross profit	$2,826	$2,530	12%		$5,958	$5,358	11%
Gross margin %	43.9%	42.5%	140	bps	44.5%	43.1%	140	bps
For the second quarter and first six months of fiscal 2014, our consolidated gross margin was 140 basis points higher than the prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margins approximately 120 basis points in the second quarter and 100 basis points for the first six months) primarily due to price increases, a shift in mix to higher priced product, improved discounting and favorable geographical mix;

•
Lower NIKE Brand product costs (increasing gross margins approximately 30 basis points for the second quarter and 60 basis points for the first six months), due to easing raw material input costs and a shift in mix to higher margin products, partially offset by labor input cost inflation;

•
Improved NIKE Brand off-price margins due to lower discounts and cleaner closeout inventories (increasing gross margins approximately 30 basis points for the second quarter and flat for the first six months); and

•	Growth in our higher margin DTC business (increasing gross margins approximately 10 basis points in the second quarter and 20 basis points for the first six months).
These positive benefits were partially offset by unfavorable foreign currency exchange rate movements (approximately 60 basis points for both periods).
Selling and Administrative Expense

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change		2013	2012	% Change
Demand creation expense(1)	$691	$613	13%		$1,422	$1,484	-4%
Operating overhead expense	1,397	1,223	14%		2,722	2,411	13%
Selling and administrative expense	$2,088	$1,836	14%		$4,144	$3,895	6%
% of Revenues	32.5%	30.8%	170	bps	30.9%	31.3%	(40) bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

Demand creation expense increased 13% in the second quarter as a result of higher marketing spending for key product initiatives, brand events, and support for the upcoming Sochi Winter Olympics and 2014 World Cup, as well as higher sports marketing costs. Demand creation expense decreased 4% during the first six months of fiscal 2014 compared to the same period in the prior year, which included higher marketing spending around the European Football Championships, the Summer Olympics, and key product initiatives.
Operating overhead expense increased 14% and 13% during the second quarter and first six months of fiscal 2014, respectively, primarily attributable to investments in our digital capabilities and in our corporate infrastructure, as well as growth in our DTC business driven by new store openings.
Changes in foreign currency exchange rates did not have a material impact on selling and administrative expense in the second quarter or for the six month period.
Other Expense (Income), net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2013	2012	2013	2012
Other expense (income), net	$13	$(17)	$41	$(45)
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Other expense (income), net shifted from $17 million of other income, net for the second quarter of fiscal 2013 to $13 million of other expense, net for the second quarter of fiscal 2014, an adverse change of $30 million. This change was primarily driven by an adverse legal judgment related to a bankruptcy case for a former customer in Western Europe and a $19 million adverse change in foreign currency conversion gains and losses which went from net gains in the prior year to net losses in the current year.
Other expense (income), net shifted from $45 million of other income, net in the first six months of fiscal 2013 to $41 million of other expense, net for the first six months of fiscal 2014, an adverse change of $86 million primarily due to a $64 million adverse change in foreign currency conversion gains and losses and the legal charge in the second quarter of the current year.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact of approximately $32 million on our income before income taxes for the second quarter of fiscal 2014 and an unfavorable impact of $70 million for the first six months of fiscal 2014.
Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2013	2012	% Change	2013	2012	% Change
Effective tax rate	25.1%	26.8%	(170) bps	25.0%	26.9%	(190) bps

Our effective tax rate on continuing operations for the second quarter of fiscal 2014 was 170 basis points lower than the prior year period due to an increase in the amount of earnings from lower tax rate jurisdictions and a discrete change in the prior period to income tax accruals. Our effective tax rate on continuing operations for the first six months of fiscal 2014 was 190 basis points lower than the prior year period due to an increase in the amount of earnings from lower tax rate jurisdictions.
Discontinued Operations
During fiscal 2013, we divested of Umbro and Cole Haan, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. The results of the divestiture are presented as discontinued operations. Please refer to Note 11 — Discontinued Operations in the accompanying notes to the unaudited condensed consolidated financial statements for more detail.

Operating Segments
Our reportable operating segments are evidence of the structure of the Company's internal organization, which changed beginning in the first quarter of fiscal 2014. The NIKE Brand segments continue to be defined by geographic regions for operations participating in NIKE Brand sales activity, which now includes the results of NIKE Golf and Hurley. Previously, NIKE Golf and Hurley were combined with Converse and reported as "Other Businesses."
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
The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)	2013	2012(1)	% Change	% Change Excluding Currency Changes(2)
North America	$2,801	$2,564	9%	9%	$5,936	$5,430	9%	9%
Western Europe	1,074	908	18%	15%	2,375	2,084	14%	11%
Central & Eastern Europe	295	252	17%	18%	661	579	14%	14%
Greater China	629	582	8%	5%	1,203	1,159	4%	1%
Japan	210	240	-13%	9%	368	437	-16%	5%
Emerging Markets	1,030	1,074	-4%	3%	1,932	1,971	-2%	4%
Global Brand Divisions	31	28	11%	15%	63	55	15%	13%
Total NIKE Brand Revenues	6,070	5,648	7%	9%	12,538	11,715	7%	8%
Converse	360	316	14%	11%	854	734	16%	14%
Corporate(3)	1	(9)	—	—	10	(20)	—	—
TOTAL NIKE, INC. REVENUES	$6,431	$5,955	8%	9%	$13,402	$12,429	8%	8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

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

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2013	2012(1)	% Change	2013	2012(1)	% Change
North America	$649	$565	15%	$1,462	$1,210	21%
Western Europe	123	110	12%	388	322	20%
Central & Eastern Europe	48	37	30%	129	91	42%
Greater China	197	187	5%	367	352	4%
Japan	47	45	4%	71	68	4%
Emerging Markets	243	298	-18%	453	519	-13%
Global Brand Divisions	(462)	(410)	-13%	(928)	(866)	-7%
Total NIKE Brand	845	832	2%	1,942	1,696	15%
Converse	100	91	10%	269	215	25%
Corporate	(220)	(212)	-4%	(438)	(403)	-9%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	725	711	2%	1,773	1,508	18%
Interest expense (income), net	8	(1)	—	16	(4)	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$717	$712	1%	$1,757	$1,512	16%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.
North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,627	$1,480	10%	10%	$3,531	$3,225	9%	10%
Apparel	986	903	9%	9%	1,995	1,827	9%	9%
Equipment	188	181	4%	3%	410	378	8%	9%
TOTAL REVENUES	$2,801	$2,564	9%	9%	$5,936	$5,430	9%	9%
Revenues by:
Sales to Wholesale Customers	$2,166	$1,999	8%	9%	$4,510	$4,161	8%	9%
Sales Direct to Consumer	635	565	12%	12%	1,426	1,269	12%	12%
TOTAL REVENUES	$2,801	$2,564	9%	9%	$5,936	$5,430	9%	9%
EARNINGS BEFORE INTEREST AND TAXES	$649	$565	15%		$1,462	$1,210	21%

Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers in North America, driving increased demand for NIKE Brand products across all key categories for the second quarter and first six months of fiscal 2014. Our Basketball, Women's Training, Men's Training, Sportswear and Running categories drove the revenue growth in both periods, with Running having a larger impact on the six month results than in the second quarter. DTC revenue grew 12% for both the second quarter and first six months of fiscal 2014, fueled by 7% and 6% increases in comparable store sales in the respective periods as well as the addition of new doors and growth in online sales.
Footwear revenue growth for the second quarter and first six months of fiscal 2014 was driven by higher demand in every key category, most notably Basketball, Running, Men's Training and Sportswear. For the second quarter and first six months of fiscal 2014, unit sales increased 5% and 6%, respectively, and average selling price per pair increased 5% and 4%, respectively. The increase in average selling price per pair in both periods was driven approximately equally by price increases and a favorable mix of higher priced products, including performance Basketball and Brand Jordan products.
Apparel revenue growth for the second quarter and first six months of fiscal 2014 was driven by higher demand in every key category, most notably in our Women's Training, Basketball, Running and Sportswear categories for the second quarter and in our Men's Training category, reflecting growth in the NFL licensed business, as well as Women's Training, Basketball, Sportswear and Running for the six month period. For the second quarter and first six months of fiscal 2014, unit sales increased 6% for both periods, while average selling price per unit increased 3% for both periods, largely driven by price increases in both periods.
EBIT increased faster than revenue in the second quarter of fiscal 2014 due to gross margin expansion more than offsetting increases in selling and administrative expense, which grew faster than revenue. Gross margin increased 160 basis points, reflecting pricing initiatives, easing raw material input costs and a shift in mix to higher margin products, partially offset by higher labor input costs. Selling and administrative expense increased as compared to the second quarter of fiscal 2013 due to higher operating overhead costs to support DTC growth and higher demand creation spending for product initiatives.

For the year to date period, EBIT increased 21% due to higher revenues, a 140 basis point expansion in gross margin, and selling and administrative expense leverage. The gross margin increase for the first half of fiscal 2014 reflects easing raw material product input costs, pricing initiatives and a shift in mix to higher margin products, partially offset by higher labor input costs. Compared to the same prior year period, selling and administrative expenses increased slightly but represented a lower percentage of revenues as higher operating overhead costs to support DTC growth were partially offset by lower demand creation spending versus the prior year, which included heavy investments to support the Olympics and the initial NFL product launch.
Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$695	$547	27%	23%	$1,524	$1,263	21%	17%
Apparel	324	306	6%	3%	723	694	4%	1%
Equipment	55	55	0%	-2%	128	127	1%	-3%
TOTAL REVENUES	$1,074	$908	18%	15%	$2,375	$2,084	14%	11%
Revenues by:
Sales to Wholesale Customers	$865	$749	15%	12%	$1,945	$1,757	11%	7%
Sales Direct to Consumer	209	159	31%	27%	430	327	31%	28%
TOTAL REVENUES	$1,074	$908	18%	15%	$2,375	$2,084	14%	11%
EARNINGS BEFORE INTEREST AND TAXES	$123	$110	12%		$388	$322	20%

As a result of our ongoing implementation of the category offense in Western Europe, most territories in Western Europe reported revenue growth for the second quarter and first six months of fiscal 2014. Revenues for the U.K. & Ireland and AGS (Austria, Germany and Switzerland), our largest territories in Western Europe, increased 20% and 23% for the second quarter, respectively, and grew 17% and 22% for the first six months of fiscal 2014, respectively. Revenues in Italy declined 10% and 8% for the second quarter and six month period, respectively, while Iberia revenues increased 2% for the second quarter but decreased 9% for the six month period, reflecting continuing weak economic conditions in Southern Europe. The growth in DTC revenue reflected an increase in comparable store sales of 15% and 18% for the second quarter and first six months of fiscal 2014, respectively, the addition of new doors, and higher online sales. On a category basis, revenue growth for the second quarter and first half of fiscal 2014 was driven by our Sportswear, Running and Basketball categories; Football (Soccer) was also a significant driver of year to date growth.
Constant currency footwear revenue growth for the second quarter and first half of fiscal 2014 was primarily driven by growth in Sportswear, Running, Basketball and Football (Soccer). For the second quarter and first six months of fiscal 2014, unit sales increased 12% and 8%, respectively, and average selling price per pair increased 11% and 9%, respectively, resulting from a combination of price increases, lower discounts, and favorable mix of higher priced products.
The constant currency increase in apparel revenues for the second quarter was due to growth in Running and Basketball, offset by declines in Football (Soccer) and Sportswear. Year-over-year, second quarter unit sales decreased 3% while average selling price per unit increased 6% as a result of lower discounts. For the first six months of fiscal 2014, the increase in constant currency apparel revenue was due to growth in Running and Football (Soccer), largely offset by a decline in Sportswear. For the year to date period, unit sales decreased 3% while average selling price per unit increased 4% as a result of lower discounts.
EBIT growth in the second quarter was less than revenue growth as higher revenues, expanded gross margins, and slight selling and administrative expense leverage were more than offset by a charge in the second quarter for an adverse legal judgment, which is reflected in other expense (income), net. Gross margin increased 120 basis points in the second quarter due to price increases, lower discounts and growth in our higher margin DTC business, which more than offset unfavorable standard foreign currency exchange rates. Gross margin remained flat for the first six months of fiscal 2014, primarily due to unfavorable standard foreign currency exchange rates that offset higher net average selling prices, growth in our higher margin DTC business, and lower raw material product input costs. Selling and administrative expense was slightly lower as a percentage of revenues in the second quarter despite higher demand creation to support product initiatives and higher operating overhead to support growth in our DTC business. For the year to date period, selling and administrative expense was lower as a percentage of revenue despite increased demand creation spending and higher operating overhead costs to support overall growth.

Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$144	$124	16%	16%	$337	$292	15%	14%
Apparel	135	114	18%	21%	274	243	13%	13%
Equipment	16	14	14%	10%	50	44	14%	13%
TOTAL REVENUES	$295	$252	17%	18%	$661	$579	14%	14%
EARNINGS BEFORE INTEREST AND TAXES	$48	$37	30%		$129	$91	42%
On a currency neutral basis, revenue increases in Central & Eastern Europe for the second quarter and first half of fiscal 2014 were driven by growth across most territories, led by Russia and Turkey. Revenues in Russia grew 7% and 10% for the second quarter and the first six months of fiscal 2014, respectively, while revenues in Turkey grew 25% and 18% in the respective periods.
Constant currency footwear revenue growth in the second quarter and first six months of fiscal 2014 was primarily driven by growth in Football (Soccer) and Running. In the second quarter, unit sales increased 18% while average selling price per pair decreased 2%, driven by a change in mix to lower margin product. For the first six months of fiscal 2014, unit sales increased 13% and average selling price per pair increased 1%, driven by price increases.
Constant currency apparel revenue growth for the second quarter and first half of fiscal 2014 was driven by growth in most categories, led by Football (Soccer), Running, Sportswear and Basketball. In the second quarter of fiscal 2014, unit sales increased 26%, while average selling price per unit decreased 5%, mainly driven by a change in mix to lower priced products. For the year to date period, unit sales increased 14% and average selling price per unit decreased 1%, also driven by a higher mix of lower priced products.
EBIT grew faster than revenue in the second quarter and first six months of fiscal 2014, primarily due to revenue increases and gross margin improvement, as well as selling and administrative expense leverage in the year to date period. Gross margin increased 200 basis points and 210 basis points for the second quarter and year to date period, respectively, largely driven by change in mix to higher margin products, warehousing efficiencies, and the favorable impact of our higher margin DTC business. This more than offset unfavorable standard foreign currency exchange rates. Selling and administrative expense in the second quarter grew faster than revenue driven by higher operating overhead costs to support DTC growth. For the first half of fiscal 2014, selling and administrative expense grew slower than revenue, due to higher demand creation in the prior year for the European Championships and the Olympics.
Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$358	$324	10%	8%	$699	$681	3%	0%
Apparel	245	228	7%	4%	442	409	8%	5%
Equipment	26	30	-13%	-15%	62	69	-10%	-13%
TOTAL REVENUES	$629	$582	8%	5%	$1,203	$1,159	4%	1%
EARNINGS BEFORE INTEREST AND TAXES	$197	$187	5%		$367	$352	4%
On a currency neutral basis, Greater China revenue increased 5% in the second quarter and 1% in the first half of fiscal 2014, primarily fueled by strong growth in our DTC business, which represented approximately 21% and 20% of total revenues for the second quarter and first half of fiscal 2014, respectively. DTC revenue growth of 38% in both periods was driven by comparable store sales growth of 22% for both the second quarter and first six months of fiscal 2014, and the addition of new doors. Sales in our wholesale business decreased 1% in the second quarter and were down 6% for the year to date period, as we continued to tighten the amount of product sold into the market. For both the second quarter and year to date period, revenues for Basketball, Running, Sportswear and Football (Soccer) increased as compared to the prior year, offset by decreases in our other key categories.
For the second quarter of fiscal 2014, constant currency footwear revenue increased 8%, driven by higher sales in Basketball, Sportswear and Running, offset by decreases in Action Sports and Men's Training. Unit sales in the second quarter increased 7%, while average selling price per pair increased 1%, reflecting a higher percentage of products sold through our DTC business. Constant currency footwear revenue was unchanged for the year to date period as growth in Basketball was offset by a decline in Men's Training. Unit sales and average selling price per pair remained flat.
The increase in constant currency apparel revenue for the second quarter and first half of fiscal 2014 was driven by growth in Basketball, Running, Football (Soccer) and Sportswear, partially offset by declines in other key categories. Apparel unit sales were 18% higher in the second quarter resulting from lower returns and DTC growth, while average selling price per unit was down 14%, driven by increased discounts required to manage our inventory levels. Year to date apparel unit sales were 11% higher while average selling price per unit decreased 6%, driven approximately equally by price decreases and a mix of lower priced products.

On a reported basis, EBIT increased 5% for the second quarter of fiscal 2014, driven by higher revenues and higher gross margin, partially offset by an increase in selling and administrative expense as a percentage of revenue. Gross margin increased 10 basis points in the same period due to growth in our higher margin DTC business, partially offset by higher product costs. Selling and administrative expense increased in the second quarter, driven primarily by additional operating overhead to support growth of our DTC business.
For the first six months of fiscal 2014, EBIT increased 4%, driven by increased revenues, higher gross margin, and slight selling and administrative expense leverage. Gross margin increased during the year to date period by 40 basis points due to growth in our higher margin DTC business, partially offset by increased product costs. Selling and administrative expense remained flat for the first six months of the fiscal year, as lower demand creation spending versus investments for the Olympics in the first quarter of fiscal 2013 were offset by additional operating overhead investments in our DTC business.
Although we continue to work with our retailers to manage the China marketplace, we expect changes in cancellations, returns and discounts will continue to create volatility in reported revenue and futures growth. We expect full year revenues to be roughly in line with the prior year, with single digit revenue growth in the third quarter and flat to slightly decreased revenues in the fourth quarter.
Japan

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$101	$109	-7%	15%	$189	$217	-13%	8%
Apparel	89	110	-19%	1%	142	177	-20%	0%
Equipment	20	21	-5%	17%	37	43	-14%	9%
TOTAL REVENUES	$210	$240	-13%	9%	$368	$437	-16%	5%
EARNINGS BEFORE INTEREST AND TAXES	$47	$45	4%		$71	$68	4%
Excluding changes in currency exchange rates, revenues for Japan increased 9% for the second quarter of fiscal 2014, driven by higher revenues in Sportswear, Basketball and Running, partially offset by a decrease in Men's Training. For the year to date period, constant currency growth of 5% was driven by higher revenues in Football (Soccer), Basketball and Sportswear, partially offset by a decline in Men's Training.
EBIT increased 4% for the second quarter and year to date period due to gross margin expansion and selling and administrative expense leverage. Gross margin expansion in both periods was attributable to pricing increases and changes in product mix, partially offset by unfavorable standard foreign currency exchange rates. The decrease in selling and administrative expense was due to reductions in both demand creation and operating overhead.
Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$686	$728	-6%	2%	$1,310	$1,345	-3%	3%
Apparel	279	284	-2%	5%	505	507	0%	5%
Equipment	65	62	5%	14%	117	119	-2%	4%
TOTAL REVENUES	$1,030	$1,074	-4%	3%	$1,932	$1,971	-2%	4%
EARNINGS BEFORE INTEREST AND TAXES	$243	$298	-18%		$453	$519	-13%
Excluding changes in currency exchange rates, revenue for the Emerging Markets increased 3% for the second quarter of fiscal 2014 and 4% for the first half of fiscal 2014, driven by growth across most territories. Our largest territory, Brazil, grew 11% and 15% in the second quarter and first half of fiscal 2014, respectively. This growth more than offset lower revenues in Mexico largely due to shipping delays caused by issues with a distribution center transition. On a category basis, revenue growth for the second quarter and first half of fiscal 2014 was largely driven by Running, Action Sports, and Football (Soccer), partially offset by declines in our other categories.
Constant currency footwear revenue growth for the second quarter was primarily driven by growth in Sportswear and Action Sports, partially offset by slight decreases in Men's and Women's Training and Running. For the second quarter, footwear unit sales declined approximately 4%, while average selling price per pair increased approximately 6%. For the first six months of fiscal 2014, footwear revenue growth was driven primarily by growth in Running, Action Sports, and Football (Soccer), partially offset by declines in Sportswear and Men's Training. Footwear unit sales declined approximately 3% and average selling price per pair increased approximately 6% for the year to date period. For the quarter and year to date periods, footwear unit sales declines were primarily driven by shipping delays in Mexico while average selling price increases were driven by price increases, lower discounts and a shift to a more premium product mix.
Constant currency apparel revenue growth for the second quarter and first six months of fiscal 2014 was primarily driven by growth in Running, Football (Soccer), and Men's Training, partially offset by a decline in Sportswear. Unit sales for apparel in the second quarter increased 5% while average selling price per unit remained flat. For the first half of fiscal 2014, apparel unit sales increased 2% compared to the prior year while average selling price per unit increased approximately 3% over the same period. The increase in average selling price for the six month period was largely attributable to price increases.
EBIT decreased by 18% and 13% for the second quarter and first half of fiscal 2014, respectively, primarily driven by lower gross margin and higher selling and administrative expense. Gross margin declined 90 basis points and 60 basis points for the second quarter and first half of fiscal 2014, respectively, due largely to unfavorable standard foreign currency exchange rates and higher warehousing costs per unit due to the distribution center transition challenges in Mexico, partially offset by higher average selling prices. As a percent of revenue, selling and administrative expense was higher in both periods due to increased operating overhead costs to support the expansion of our DTC business and overall growth of the business and increases in demand creation spending related to new product launches.
Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$31	$28	11%	15%	$63	$55	15%	13%
(Loss) Before Interest and Taxes	$(462)	$(410)	13%		$(928)	$(866)	7%
Global Brand Divisions primarily represent demand creation, operating overhead, information technology, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased during the second quarter and first six months of fiscal 2014 by $52 million and $62 million, respectively, primarily driven by increased investments in our digital infrastructure as well as product creation and design initiatives. For the year to date period, these increases were offset by lower demand creation expense versus heavy investments in the prior year for the Olympics and European Football Championships.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	% Change Excluding Currency Changes	2013	2012	% Change	% Change Excluding Currency Changes
Revenues	$360	$316	14%	11%	$854	$734	16%	14%
Earnings Before Interest and Taxes	$100	$91	10%		$269	$215	25%
In territories we define as "owned markets," Converse designs, markets and sells products directly to distributors, wholesale customers and to consumers through DTC operations. The largest owned markets are the United States, the U.K. and China. Territories other than owned markets are serviced by third party licensees who pay royalty revenues to Converse for the use of our registered trademarks and other intellectual property rights.
Excluding changes in currency exchange rates, revenues for Converse increased 11% for the second quarter and 14% for the first six months of fiscal 2014. Revenue growth in owned markets contributed 13 and 16 percentage points to the total increase for the second quarter and first six months of fiscal 2014, while lower licensing revenues reduced overall revenue growth by 2 percentage points in each period. Revenues from our owned markets grew 17% and 19% for the second quarter and first six months of fiscal 2014 driven by growth in "comparable" owned markets (i.e., markets owned for comparable periods in the current and prior fiscal years), primarily the U.K., United States and China, which collectively contributed 11 and 12 percentage points for the quarter and six month period, respectively. Conversion of markets from licensed to owned contributed 6 and 7 percentage points, respectively. Unit sales and average selling price per unit for comparable owned markets increased 10% and 1%, for the second quarter, respectively, and 9% and 3% for the first six months of fiscal 2014, respectively. The increase in average selling price per unit primarily resulted from a favorable mix of higher priced products. Licensing revenue declined 11% in the second quarter and 8% for the first six months, driven by market conversions and business declines in Latin America.
EBIT growth for the second quarter was lower than revenue growth, primarily due to lower gross margin and higher selling and administrative expense. Gross margin decreased 30 basis points for the second quarter, primarily due to lower licensing revenue mix, which more than offset faster growth in higher margin territories and products within our owned markets. Selling and administrative expense grew faster than revenue in the second quarter due to higher demand creation spending and higher operating overhead to support growth initiatives and DTC expansion. EBIT for the year to date period grew faster than revenue, driven by higher gross margin, which more than offset higher selling and administrative expense. Gross margin increased 110 basis points for the first six months of fiscal 2014, primarily due to a more favorable territory mix within our owned markets. Selling and administrative expense increased due to higher operating overhead costs to support market transitions and the expansion of our DTC business, primarily in the United States.
Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2013	2012	% Change	2013	2012	% Change
Revenues	$1	$(9)	—	$10	$(20)	—
(Loss) Before Interest and Taxes	$(220)	$(212)	4%	$(438)	$(403)	9%

Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results included in Corporate are gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies; and certain foreign currency derivative instruments.
Corporate's loss before interest and taxes increased $8 million and $35 million for the second quarter and first six months of fiscal 2014, respectively. The increase is primarily due to the following:

•
A decrease in foreign exchange losses of $28 million for the second quarter and $66 million for the first six months of fiscal 2014 related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

•
An increase of $19 million for the second quarter and $64 million for the first six months of fiscal 2014 in foreign currency net losses reported as a component of consolidated other expense (income), net.

•
An increase of $18 million for the second quarter and $37 million for the first six months of fiscal 2014 in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and, where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company ("NTC") and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our consolidated financial statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.
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
Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to other comprehensive income within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a detriment of approximately $(66) million and $(165) million for the three months ended November 30, 2013 and 2012, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a detriment of approximately $(14) million and $(28) million for the three months ended November 30, 2013 and 2012, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a detriment of approximately $(67) million and $(488) million for the six months ended November 30, 2013 and 2012, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a detriment of approximately $(6) million and $(93) million for the three months ended November 30, 2013 and 2012, respectively.
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
Refer to Note 5 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying notes to the unaudited condensed consolidated financial statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an (unfavorable) favorable impact of approximately $(32) million and $10 million on our income before income taxes for the three months ended November 30, 2013 and 2012, respectively. Translation impacts and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an (unfavorable) impact of approximately $(70) million and $(19) million on our income before income taxes for the six months ended November 30, 2013 and 2012, respectively.
Net investments in foreign subsidiaries

We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other expense (income), net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in other comprehensive income. There were no outstanding net investment hedges as of November 30, 2013 and 2012. There were no cash flows from net investment hedge settlements for the three or six-month periods ended November 30, 2013 and 2012.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first six months of fiscal 2014 was net income of $1,317 million. Cash provided by operations was $929 million for the first six months of fiscal 2014 compared to $1,245 million for the first six months of fiscal 2013, as increased earnings in the current year were more than offset by greater investments in working capital. For the first six months of fiscal 2014, changes in working capital resulted in a net cash outflow of $799 million compared to a $113 million outflow for the same period in fiscal 2013. Our investments in working capital increased due to accounts receivable growth (reflecting the growth in revenues), an increase in inventories (reflecting futures order growth as well as distribution issues in Mexico and higher inventories of select items in North America), and increased prepaid expenses related to brand marketing initiatives.
Cash used by investing activities was $1,177 million during the first six months of fiscal 2014, while investing activities were a $160 million source of cash for the first half of the prior year. A major driver of the change was additional security purchases made with the proceeds from the issuance of long-term debt in April 2013. In the first six months of fiscal 2014, we made $740 million in net purchases of short-term investments (net of sales/maturities) and reverse repurchase agreements, while there were $197 million net sales/maturities of short-term investments (net of purchases) for the same period in fiscal 2013. The increase in cash used by investing activities was also attributable to additional investments in property, plant and equipment, which increased from $250 million in the first six months of fiscal 2013 to $428 million in the first six months of fiscal 2014, largely as a result of investments in digital capabilities and infrastructure to support the growth of the business.
Cash used by financing activities was $990 million for the first six months of fiscal 2014 compared to $1,431 million for the same prior year period. The decrease in cash used by financing activities was primarily due to lower common stock repurchases in the first half of fiscal 2014.
During the first six months of fiscal 2014, we purchased 13.9 million shares of NIKE class B common stock for $928 million (an average price of $66.86 per share) as part of our four-year, $8 billion share repurchase program approved by the NIKE, Inc. Board of Directors in September 2012. As of the end of the second quarter of fiscal 2014, we had repurchased a total of 29.2 million shares at a cost of $1.7 billion (an average price of $58.82 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on April 23, 2016. Also on April 23, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in gross proceeds before expenses of $998 million. We will use the net proceeds for general corporate purposes, which may include, but are not limited to, discharging or refinancing debt, working capital, capital expenditures, share repurchases, as yet unplanned acquisitions of assets or businesses and investments in subsidiaries.
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017, with a one-year extension option exercisable through October 31, 2014. As of and for the period ended November 30, 2013, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2013, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the six months ended November 30, 2013, we did not issue commercial paper, and as of November 30, 2013, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2014 depending on general corporate needs. We currently have short-term debt ratings of A1 and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of November 30, 2013, we had cash, cash equivalents, and short-term investments totaling $5.2 billion, of which $3.6 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2013 the average duration of our short-term investments and cash equivalents portfolio is 116 days.
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
The total liability for uncertain tax positions, excluding related interest and penalties, was $513 million at November 30, 2013. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $21 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.
Off-Balance Sheet Arrangements
As of November 30, 2013, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of on-going procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2013.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2013 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the second quarter of fiscal 2014, we had repurchased a total of 29.2 million shares at a cost of $1.7 billion (an average price of $58.82 per share) under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2013	1,302,806	$64.59	1,302,806	$6,601
October 1 — October 31, 2013	2,500,000	$73.82	2,500,000	$6,416
November 1 — November 30, 2013	1,714,770	$77.60	1,714,770	$6,283
	5,517,576	$72.82	5,517,576
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
DATED: January 7, 2014

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