Form 10-Q
period 2014-02-28
NIKE INC
filed 2014-04-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2014
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of April 1, 2014 were:

Class A	177,557,876
Class B	700,580,947
878,138,823

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
(In millions)	2014	2013
ASSETS
Current assets:
Cash and equivalents	$1,864	$3,337
Short-term investments (Note 5)	3,165	2,628
Accounts receivable, net	3,355	3,117
Inventories (Note 2)	3,825	3,530
Deferred income taxes (Note 6)	319	308
Prepaid expenses and other current assets (Notes 5 and 9)	882	780
Total current assets	13,410	13,700
Property, plant and equipment, net	2,736	2,452
Identifiable intangible assets, net (Note 3)	386	382
Goodwill (Note 3)	131	131
Deferred income taxes and other assets (Notes 5, 6, and 9)	1,140	1,015
TOTAL ASSETS	$17,803	$17,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$7	$57
Notes payable (Note 5)	119	98
Accounts payable	1,480	1,669
Accrued liabilities (Notes 4, 5, and 9)	2,303	2,082
Income taxes payable (Note 6)	45	98
Liabilities of discontinued operations (Note 11)	—	18
Total current liabilities	3,954	4,022
Long-term debt (Note 5)	1,201	1,210
Deferred income taxes and other liabilities (Notes 5, 6, and 9)	1,515	1,292
Commitments and contingencies (Note 13)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 703 and 716 shares outstanding	3	3
Capital in excess of stated value	5,723	5,184
Accumulated other comprehensive income (Note 10)	33	274
Retained earnings	5,374	5,695
Total shareholders’ equity	11,133	11,156
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,803	$17,680
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2014	2013	2014	2013
Income from continuing operations:
Revenues	$6,972	$6,187	$20,374	$18,616
Cost of sales	3,869	3,451	11,313	10,522
Gross profit	3,103	2,736	9,061	8,094
Demand creation expense	733	619	2,155	2,103
Operating overhead expense	1,433	1,244	4,155	3,655
Total selling and administrative expense	2,166	1,863	6,310	5,758
Interest expense (income), net	9	(2)	25	(6)
Other expense (income), net	45	17	86	(28)
Income before income taxes	883	858	2,640	2,370
Income tax expense (Note 6)	198	196	638	602
NET INCOME FROM CONTINUING OPERATIONS	685	662	2,002	1,768
NET INCOME FROM DISCONTINUED OPERATIONS	—	204	—	49
NET INCOME	$685	$866	$2,002	$1,817

Earnings per share from continuing operations:
Basic earnings per common share	$0.78	$0.74	$2.26	$1.97
Diluted earnings per common share	$0.76	$0.73	$2.20	$1.93

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$0.23	$—	$0.05
Diluted earnings per common share	$—	$0.22	$—	$0.05

Dividends declared per common share	$0.24	$0.21	$0.69	$0.60
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
Net income	$685	$866	$2,002	$1,817
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(34)	8	(51)	38
Change in net gains (losses) on cash flow hedges	(21)	82	(186)	(41)
Change in net gains (losses) on other	(2)	2	(4)	2
Change in release of cumulative translation loss related to Umbro	—	1	—	83
Total other comprehensive income (loss), net of tax	(57)	93	(241)	82
TOTAL COMPREHENSIVE INCOME	$628	$959	$1,761	$1,899

The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended February 28,
(In millions)	2014	2013
Cash provided by operations:
Net income	$2,002	$1,817
Income charges (credits) not affecting cash:
Depreciation	378	322
Deferred income taxes	(56)	(56)
Stock-based compensation (Note 7)	131	128
Amortization and other	102	37
Net gain on divestitures	—	(124)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(255)	38
(Increase) in inventories	(343)	(105)
(Increase) in prepaid expenses and other current assets	(222)	(79)
(Decrease) in accounts payable, accrued liabilities and income taxes	(54)	(286)
Cash provided by operations	1,683	1,692
Cash (used) provided by investing activities:
Purchases of short-term investments	(4,146)	(1,881)
Maturities of short-term investments	3,030	885
Sales of short-term investments	555	938
Additions to property, plant and equipment	(670)	(425)
Disposals of property, plant and equipment	1	1
Proceeds from divestitures	—	786
Increase in other assets, net of other liabilities	(16)	(18)
Cash (used) provided by investing activities	(1,246)	286
Cash used by financing activities:
Long-term debt payments, including current portion	(58)	(47)
Increase (decrease) in notes payable	37	(7)
Payments on capital lease obligations	(9)	—
Proceeds from exercise of stock options and other stock issuances	308	184
Excess tax benefits from share-based payment arrangements	108	34
Repurchase of common stock	(1,716)	(1,432)
Dividends — common and preferred	(587)	(515)
Cash used by financing activities	(1,917)	(1,783)
Effect of exchange rate changes	7	45
Net (decrease) increase in cash and equivalents	(1,473)	240
Cash and equivalents, beginning of period	3,337	2,317
CASH AND EQUIVALENTS, END OF PERIOD	$1,864	$2,557
Supplemental disclosure of cash flow information:
Dividends declared and not paid	$211	$188
The accompanying notes to the unaudited condensed consolidated financial statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end condensed consolidated balance sheet data as of May 31, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2014 are not necessarily indicative of results to be expected for the entire year.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the net income from discontinued operations line in the unaudited condensed consolidated statements of income for all periods presented. In addition, the liabilities associated with these businesses are reported as liabilities of discontinued operations, as appropriate, in the unaudited condensed consolidated balance sheets (refer to Note 11 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the unaudited condensed consolidated financial statements reflect the Company’s continuing operations.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.
Revisions
Certain prior year amounts have been revised in the unaudited condensed consolidated balance sheets to recognize certain inventory amounts held at third parties, which resulted in an increase in the amount of $96 million to both inventories and accrued liabilities. In addition, prior year amounts on the unaudited condensed consolidated statements of cash flows were revised to reflect the related cash flow impact of $36 million, which had no net impact on operating cash flows.
Additionally, prior period amounts in the unaudited condensed consolidated statements of cash flows were revised for non-cash additions to property, plant, and equipment, which increased cash provided by operations and decreased cash provided by investing activities in the amount of $24 million.
The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Future filings will include revisions to reflect the above adjustments.
Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard will be effective for the Company beginning June 1, 2014; early adoption is permitted. The Company has early adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.
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

NOTE 2 — Inventories
Inventory balances of $3,825 million and $3,530 million at February 28, 2014 and May 31, 2013, respectively, were substantially all finished goods.

NOTE 3 — Identifiable Intangible Assets and Goodwill
The following table summarizes the Company’s identifiable intangible asset balances as of February 28, 2014 and May 31, 2013:

	As of February 28, 2014			As of May 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Patents	$132	$(40)	$92	$119	$(35)	$84
Trademarks	46	(37)	9	43	(32)	11
Other	19	(17)	2	20	(16)	4
TOTAL	$197	$(94)	$103	$182	$(83)	$99
Unamortized intangible assets — Trademarks			283			283
IDENTIFIABLE INTANGIBLE ASSETS, NET			$386			$382
Amortization expense, which is included in selling and administrative expense, was $3 million for each of the three month periods ended February 28, 2014 and 2013, respectively, and $11 million and $10 million for the nine month periods ended February 28, 2014 and 2013, respectively. The estimated amortization expense for intangible assets subject to amortization for the remainder of fiscal year 2014 and each of the years ending May 31, 2015 through May 31, 2018 is as follows: remainder of 2014: $3 million; 2015: $11 million; 2016: $10 million; 2017: $9 million; 2018: $8 million.
Goodwill was $131 million at February 28, 2014 and May 31, 2013; $64 million is included in the Converse segment and the remaining amounts are included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 4 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 28,	As of May 31,
(In millions)	2014	2013
Compensation and benefits, excluding taxes	$693	$713
Endorsement compensation	237	264
Dividends payable	211	188
Taxes other than income taxes	188	192
Import and logistics costs	134	111
Advertising and marketing	127	77
Fair value of derivatives	111	34
Other(1)	602	503
TOTAL ACCRUED LIABILITIES	$2,303	$2,082

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total accrued liabilities balance at February 28, 2014 and May 31, 2013.

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
The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of February 28, 2014 and May 31, 2013, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value.

	As of February 28, 2014
	Fair Value Measurements Using			Assets/Liabilities at Fair Value
(In millions)	Level 1	Level 2	Level 3		Balance Sheet Classification
ASSETS
Derivatives:
Foreign exchange forwards and options(1)	$—	$120	$—	$120	Other current assets and other long-term assets
Embedded derivatives	—	1	—	1	Other current assets
Interest rate swap contracts	—	7	—	7	Other long-term assets
Total derivatives	—	128	—	128
Available-for-sale securities:
U.S. Treasury securities	—	—	—	—	Cash and equivalents
U.S. Agency securities	—	—	—	—	Cash and equivalents
Commercial paper and bonds	—	150	—	150	Cash and equivalents
Money market funds	—	870	—	870	Cash and equivalents
U.S. Treasury securities	1,474	—	—	1,474	Short-term investments
U.S. Agency securities	—	868	—	868	Short-term investments
Commercial paper and bonds	—	823	—	823	Short-term investments
Non-marketable preferred stock	—	—	6	6	Other long-term assets
Total available-for-sale securities	1,474	2,711	6	4,191
TOTAL ASSETS	$1,474	$2,839	$6	$4,319
LIABILITIES
Derivatives:
Foreign exchange forwards and options(1)	$—	$116	$—	$116	Accrued liabilities and other long-term liabilities
Embedded derivatives	—	1	—	1	Accrued liabilities
TOTAL LIABILITIES	$—	$117	$—	$117

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the consolidated balance sheets. If the derivative financial instruments had been netted in the consolidated balance sheets, the asset and liability positions each would have been reduced by $70 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of February 28, 2014.

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
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives, and interest rate swap contracts. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations, and interest rates, and considers nonperformance risk of the Company and that of its counterparties. Adjustments relating to these nonperformance risks were not material at February 28, 2014 or May 31, 2013. Refer to Note 9 — Risk Management and Derivatives for additional detail.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper, and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2).
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These investments are valued using internally developed models with unobservable inputs. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 28, 2014 and the year ended May 31, 2013.
No transfers among the levels within the fair value hierarchy occurred during the nine months ended February 28, 2014 or the year ended May 31, 2013.
As of February 28, 2014 and May 31, 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Short-Term Investments
As of February 28, 2014 and May 31, 2013, short-term investments consisted of available-for-sale securities. As of February 28, 2014, the Company held $2,303 million of available-for-sale securities with maturity dates within one year from the purchase date and $862 million with maturity dates over one year and less than five years from the purchase date within short-term investments. As of May 31, 2013, the Company held $2,229 million of available-for-sale securities with maturity dates within one year from purchase date and $399 million with maturity dates over one year and less than five years from purchase date within short-term investments.

Short-term investments classified as available-for-sale consist of the following at fair value:

	As of February 28,	As of May 31,
(In millions)	2014	2013
Available-for-sale securities:
U.S. Treasury and Agency	$2,342	$2,214
Commercial paper and bonds	823	414
TOTAL AVAILABLE-FOR-SALE SECURITIES	$3,165	$2,628
Included in interest expense (income), net was interest income related to cash and equivalents and short-term investments of $3 million and $6 million for each of the three month periods ended February 28, 2014 and 2013, respectively, and $9 million and $20 million for each of the nine month periods ended February 28, 2014 and 2013, respectively.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,131 million at February 28, 2014 and $1,219 million at May 31, 2013.
The carrying amounts reflected in the consolidated balance sheets for notes payable approximate fair value.

NOTE 6 — Income Taxes
The effective tax rate on continuing operations was 24.2% and 25.4% for the nine month periods ended February 28, 2014 and 2013, respectively. The decrease in the Company’s effective tax rate was due to an increase in the amount of earnings from lower tax rate jurisdictions.
As of February 28, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $563 million, $353 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2013, total gross unrecognized tax benefits, excluding related interest and penalties, were $447 million. The liability for payment of interest and penalties increased $42 million during the nine months ended February 28, 2014. As of February 28, 2014 and May 31, 2013, accrued interest and penalties related to uncertain tax positions were $154 million and $112 million, respectively (excluding federal benefit).
The Company is subject to taxation primarily in the U.S., China, the Netherlands, and Brazil, as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2013 tax years, including the validation of foreign tax credits taken. Many issues are at an advanced stage in the examination process, the most significant of which includes the negotiation of a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing issues for fiscal years May 31, 2011 through May 31, 2015. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2008 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $185 million within the next 12 months.

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

The following table summarizes the Company’s total stock-based compensation expense recognized in selling and administrative expense:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
Stock options(1)	$32	$32	$93	$90
ESPPs	5	4	16	14
Restricted stock	6	9	22	24
TOTAL STOCK-BASED COMPENSATION EXPENSE	$43	$45	$131	$128

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended February 28, 2014 and 2013 was $3 million and $6 million, respectively, and for the nine month periods ended February 28, 2014 and 2013 was $11 million and $16 million, respectively.

As of February 28, 2014, the Company had $210 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average remaining period of 2.3 years.
The weighted average fair value per share of the options granted during the nine month periods ended February 28, 2014 and 2013, as computed using the Black-Scholes pricing model, was $14.88 and $12.71, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 28,
	2014	2013
Dividend yield	1.3%	1.5%
Expected volatility	27.9%	35.0%
Weighted average expected life (in years)	5.3	5.3
Risk-free interest rate	1.3%	0.6%
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

NOTE 8 — Earnings Per Share
The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 0.1 million and 14.5 million shares of common stock were outstanding for the three month periods ended February 28, 2014 and 2013, respectively, and options to purchase an additional 0.0 million and 12.6 million shares of common stock were outstanding for the nine month periods ended February 28, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2014	2013	2014	2013
Determination of shares:
Weighted average common shares outstanding	882.3	893.9	886.6	898.9
Assumed conversion of dilutive stock options and awards	22.5	17.8	22.5	17.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	904.8	911.7	909.1	916.5

Earnings per share from continuing operations:
Basic earnings per common share	$0.78	$0.74	$2.26	$1.97
Diluted earnings per common share	$0.76	$0.73	$2.20	$1.93

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$0.23	$—	$0.05
Diluted earnings per common share	$—	$0.22	$—	$0.05

Basic earnings per common share for NIKE, Inc.	$0.78	$0.97	$2.26	$2.02
Diluted earnings per common share for NIKE, Inc.	$0.76	$0.95	$2.20	$1.98

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
The majority of derivatives outstanding as of February 28, 2014 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of February 28, 2014 was approximately $12 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of February 28, 2014, there were outstanding currency forward contracts with maturities up to 24 months.
The following table presents the fair values of derivative instruments included within the consolidated balance sheets as of February 28, 2014 and May 31, 2013:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	February 28, 2014	May 31, 2013	Balance Sheet Location	February 28, 2014	May 31, 2013
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$79	$141	Accrued liabilities	$82	$12
Foreign exchange forwards and options	Deferred income taxes and other long-term assets	20	79	Deferred income taxes and other long-term liabilities	6	—
Interest rate swap contracts	Deferred income taxes and other long-term assets	7	11	Deferred income taxes and other long-term liabilities	—	—
Total derivatives formally designated as hedging instruments		106	231		88	12
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	21	58	Accrued liabilities	28	22
Embedded derivatives	Prepaid expenses and other current assets	1	—	Accrued liabilities	1	—
Total derivatives not designated as hedging instruments		22	58		29	22
TOTAL DERIVATIVES		$128	$289		$117	$34

The following tables present the amounts affecting the consolidated statements of income for the three and nine months ended February 28, 2014 and 2013:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended February 28,	Nine Months Ended February 28,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended February 28,	Nine Months Ended February 28,
	2014	2014		2014	2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(20)	$(39)	Revenue	$(1)	$20
Foreign exchange forwards and options	(12)	(100)	Cost of sales	(5)	18
Foreign exchange forwards and options	1	4	Selling and administrative expense	—	—
Foreign exchange forwards and options	(5)	(28)	Other expense (income), net	(5)	6
Total designated cash flow hedges	$(36)	$(163)		$(11)	$44
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	Other expense (income), net	$—	$—

(1)
For the three and nine months ended February 28, 2014, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended February 28,	Nine Months Ended February 28,	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended February 28,	Nine Months Ended February 28,
	2013	2013		2013	2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$37	$41	Revenue	$(3)	$(28)
Foreign exchange forwards and options	60	17	Cost of sales	26	109
Foreign exchange forwards and options	(1)	(3)	Selling and administrative expense	1	2
Foreign exchange forwards and options	25	15	Other expense (income), net	(4)	9
Total designated cash flow hedges	$121	$70		$20	$92
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	Other expense (income), net	$—	$—

(1)
For the three and nine months ended February 28, 2013, the amounts recorded in other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$3	$4	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(11)	$37	$(50)	$(14)	Other expense (income), net
Embedded derivatives	$1	$—	$—	$(3)	Other expense (income), net

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
In January 2012, the Company implemented a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials, and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order and their accounting treatment is described further below.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on forward rates. Ineffectiveness was not material for the three and nine months ended February 28, 2014 and 2013.
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

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified to net income when the forecasted transaction affects consolidated net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in other expense (income), net. For the three and nine months ended February 28, 2014 and 2013, the amounts recorded in other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of February 28, 2014, $7 million of deferred net losses (net of tax) on both outstanding and matured derivatives accumulated in other comprehensive income are expected to be reclassified to net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in net income. Actual amounts ultimately reclassified to net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2014, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 24 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of February 28, 2014, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the cash provided by operations component of the cash flow statement. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine months ended February 28, 2014 or 2013.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the cash provided or used by investing activities component of the cash flow statement. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended February 28, 2014 or 2013.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At February 28, 2014, the notional amount of embedded derivatives outstanding was approximately $112 million.
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
Credit Risk
The Company is exposed to credit-related losses in the event of nonperformance by counterparties to hedging instruments. The counterparties to all derivative transactions are major financial institutions with investment grade credit ratings. However, this does not eliminate the Company’s exposure to credit risk with these institutions. This credit risk is limited to the unrealized gains in such contracts should any of these counterparties fail to perform as contracted. To manage this risk, the Company has established strict counterparty credit guidelines that are continually monitored.
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2014, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of its derivative instruments with credit risk related contingent features in a net liability position was $46 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 28, 2014, those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Accumulated Other Comprehensive Income
The changes in accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2013	$24	$28	$95	$(57)	$90
Other comprehensive gains (losses) before reclassifications (2)	(34)	(31)	—	(3)	(68)
Reclassifications to net income of previously deferred (gains) losses (3)	—	10	—	1	11
Other comprehensive income (loss)	(34)	(21)	—	(2)	(57)
Balance at February 28, 2014	$(10)	$7	$95	$(59)	$33

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $5 million, $0 million, $0 million, and $5 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $0 million, and $(1) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications (2)	(51)	(151)	—	(7)	(209)
Reclassifications to net income of previously deferred (gains) losses (3)	—	(35)	—	3	(32)
Other comprehensive income (loss)	(51)	(186)	—	(4)	(241)
Balance at February 28, 2014	$(10)	$7	$95	$(59)	$33

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $12 million, $0 million, $0 million, and $12 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $9 million, $0 million, $0 million, and $9 million, respectively.

The following table summarizes the reclassifications from accumulated other comprehensive income to the unaudited condensed consolidated statements of income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended February 28,	Nine Months Ended February 28,	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
(In millions)	2014	2014
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(1)	$20	Revenue
Foreign exchange forwards and options	(5)	18	Cost of sales
Foreign exchange forwards and options	—	—	Selling and administrative expense
Foreign exchange forwards and options	(5)	6	Other expense (income), net
Total before tax	(11)	44
Tax benefit (expense)	1	(9)
Gain (loss) net of tax	(10)	35

Gains (losses) on other	(1)	(3)	Other expense (income), net
Total before tax	(1)	(3)
Tax benefit (expense)	—	—
Gain (loss) net of tax	(1)	(3)

Total net gain (loss) reclassified for the period	$(11)	$32

NOTE 11 — Discontinued Operations
During the year ended May 31, 2013, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in tax expense; this gain was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. There were no adjustments to these recorded amounts as of February 28, 2014. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the net income (loss) from discontinued operations line item on the consolidated statements of income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the assets of discontinued operations and liabilities of discontinued operations line items on the consolidated balance sheets, respectively. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.”
Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services are complete. The Company will also license NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan and the Company will have no significant continuing involvement with Cole Haan beyond the transition services. Additionally, preexisting guarantees of certain Cole Haan lease payments remain in place after the sale; the maximum exposure under the guarantees is $35 million at February 28, 2014. The fair value of the guarantees is not material.
On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the net loss from discontinued operations line item on the consolidated statements of income. The remaining liabilities of Umbro are recorded in the liabilities of discontinued operations line items on the consolidated balance sheets. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss was included in the net income (loss) from discontinued operations line item on the consolidated statements of income for the year ended May 31, 2013. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of February 28, 2014.
Under the sale agreement, the Company provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and the Company has wound down the remaining operations of Umbro.

Summarized results of the Company's discontinued operations are as follows:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
Revenues	$—	$132	$—	$513
Income before income taxes	—	345	—	107
Income tax expense	—	141	—	58
Net income from discontinued operations	$—	$204	$—	$49
As of February 28, 2014 and May 31, 2013, the aggregate components of liabilities classified as discontinued operations and included in current liabilities consisted of the following:

	As of February 28,	As of May 31,
(In millions)	2014	2013
Accounts payable	$—	$1
Accrued liabilities	—	17
TOTAL LIABILITIES	$—	$18
There were no assets of discontinued operations as of February 28, 2014 and May 31, 2013.

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
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, inventories and property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
REVENUE
North America	$3,069	$2,737	$9,005	$8,167
Western Europe	1,292	1,057	3,667	3,141
Central & Eastern Europe	356	303	1,017	882
Greater China	697	641	1,900	1,800
Japan	177	195	545	632
Emerging Markets	937	867	2,869	2,838
Global Brand Divisions	26	29	89	84
Total NIKE Brand	6,554	5,829	19,092	17,544
Converse	420	361	1,274	1,095
Corporate	(2)	(3)	8	(23)
TOTAL NIKE CONSOLIDATED REVENUES	$6,972	$6,187	$20,374	$18,616
EARNINGS BEFORE INTEREST AND TAXES
North America	$726	$653	$2,188	$1,863
Western Europe	275	179	663	501
Central & Eastern Europe	79	64	208	155
Greater China	234	218	601	570
Japan	21	24	92	92
Emerging Markets	229	216	682	735
Global Brand Divisions	(533)	(414)	(1,461)	(1,280)
Total NIKE Brand	1,031	940	2,973	2,636
Converse	133	121	402	336
Corporate	(272)	(205)	(710)	(608)
Total NIKE Consolidated Earnings Before Interest and Taxes	892	856	2,665	2,364
Interest expense (income), net	9	(2)	25	(6)
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$883	$858	$2,640	$2,370

	As of February 28,	As of May 31,
(In millions)	2014	2013
ACCOUNTS RECEIVABLE, NET
North America	$1,559	$1,459
Western Europe	379	375
Central & Eastern Europe	310	287
Greater China	51	56
Japan	113	154
Emerging Markets	669	574
Global Brand Divisions	45	29
Total NIKE Brand	3,126	2,934
Converse	214	131
Corporate	15	52
TOTAL ACCOUNTS RECEIVABLE, NET	$3,355	$3,117
INVENTORIES
North America	$1,764	$1,668
Western Europe	635	562
Central & Eastern Europe	215	207
Greater China	240	209
Japan	105	69
Emerging Markets	638	567
Global Brand Divisions	13	34
Total NIKE Brand	3,610	3,316
Converse	207	210
Corporate	8	4
TOTAL INVENTORIES	$3,825	$3,530
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$518	$424
Western Europe	355	327
Central & Eastern Europe	48	44
Greater China	218	213
Japan	257	269
Emerging Markets	113	89
Global Brand Divisions	559	472
Total NIKE Brand	2,068	1,838
Converse	59	52
Corporate	609	562
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,736	$2,452

NOTE 13 — Commitments and Contingencies
At February 28, 2014, the Company had letters of credit outstanding totaling $141 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
As a result of renewals of and additions to outstanding operating leases, commitments under the Company's operating leases have increased from what was previously reported in the Company's Annual Report on Form 10-K as of May 31, 2013. Amounts of minimum future annual rental commitments under non-cancelable operating leases for the remainder of fiscal year 2014 and each of the four years ending May 31, 2015 through 2018 are $124 million, $403 million, $375 million, $344 million, and $295 million, respectively, and $1,238 million in later years.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the third quarter of fiscal 2014, NIKE, Inc. revenues from continuing operations increased 13% to $7.0 billion. Excluding the impact of foreign currency exchange rates, revenues from continuing operations increased 14%. We delivered net income from continuing operations of $685 million and diluted earnings per share from continuing operations of $0.76, 3% and 4% higher than the third quarter of fiscal 2013, respectively.
Income before income taxes from continuing operations increased 3% compared to the third quarter of the prior year due to an increase in revenues and gross margin expansion, which more than offset higher selling and administrative expense as a percentage of revenue. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth of 14%, reflecting higher revenues across all geographies, key categories, and product types. Brand strength, innovative products and strong category retail presentation continued to fuel the demand for NIKE Brand products. Constant currency revenue from Converse increased 16%, driven by growth in direct distribution markets, specifically the United States, China, and the United Kingdom.
Our third quarter net income from continuing operations was positively impacted by a year-on-year decrease in our effective tax rate of 40 basis points, largely due to an increase in the amount of earnings from lower tax rate jurisdictions, partially offset by a benefit in the prior period from the retroactive reinstatement of the U.S. research and development credit.
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

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions, except per share data)	2014	2013	% Change	2014	2013	% Change
Revenues	$6,972	$6,187	13%	$20,374	$18,616	9%
Cost of sales	3,869	3,451	12%	11,313	10,522	8%
Gross profit	3,103	2,736	13%	9,061	8,094	12%
Gross margin %	44.5%	44.2%		44.5%	43.5%
Demand creation expense	733	619	18%	2,155	2,103	2%
Operating overhead expense	1,433	1,244	15%	4,155	3,655	14%
Total selling and administrative expense	2,166	1,863	16%	6,310	5,758	10%
% of Revenues	31.1%	30.1%		31.0%	30.9%
Interest expense (income), net	9	(2)	—	25	(6)	—
Other expense (income), net	45	17	—	86	(28)	—
Income before income taxes	883	858	3%	2,640	2,370	11%
Income tax expense	198	196	1%	638	602	6%
Effective tax rate	22.4%	22.8%		24.2%	25.4%
Net income from continuing operations	685	662	3%	2,002	1,768	13%
Net income from discontinued operations	—	204	—	—	49	—
Net income	$685	$866	-21%	$2,002	$1,817	10%
Diluted earnings per share - continuing operations	$0.76	$0.73	4%	$2.20	$1.93	14%
Diluted earnings per share - discontinued operations	$—	$0.22	—	$—	$0.05	—

Consolidated Operating Results
Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,216	$3,682	15%	16%	$11,806	$10,705	10%	11%
Apparel	1,893	1,725	10%	12%	5,974	5,582	7%	8%
Equipment	419	393	7%	9%	1,223	1,173	4%	6%
Global Brand Divisions(3)	26	29	-10%	-13%	89	84	6%	4%
Total NIKE Brand	6,554	5,829	12%	14%	19,092	17,544	9%	10%
Converse	420	361	16%	16%	1,274	1,095	16%	15%
Corporate(4)	(2)	(3)	—	—	8	(23)	—	—
TOTAL NIKE, INC. REVENUES	$6,972	$6,187	13%	14%	$20,374	$18,616	9%	10%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,169	$4,688	10%	12%	$15,186	$14,268	6%	8%
Sales Direct to Consumer	1,359	1,112	22%	23%	3,817	3,192	20%	20%
Global Brand Divisions(3)	26	29	-10%	-12%	89	84	6%	4%
TOTAL NIKE BRAND REVENUES	$6,554	$5,829	12%	14%	$19,092	$17,544	9%	10%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)	Global Brand Divisions revenues primarily represent NIKE Brand licensing businesses that are not part of a geographic segment.

(4)
Corporate revenues primarily consist of foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments and Converse through our centrally managed foreign exchange risk management program.

On a currency neutral basis, NIKE, Inc. revenues grew for both the third quarter and first nine months of fiscal 2014, driven by increases in revenues for both the NIKE Brand and Converse. Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers, driving increased demand for NIKE Brand products in the third quarter and first nine months of fiscal 2014. On a currency neutral basis, every NIKE Brand geography delivered higher revenues for the third quarter and year-to-date period. For the third quarter, North America contributed approximately 5 percentage points of the increase in NIKE, Inc. revenues, while Western Europe and Emerging Markets each contributed approximately 3 percentage points. For the year-to-date period, North America contributed approximately 5 percentage points of the increase in NIKE, Inc. revenues, while Western Europe contributed approximately 2 percentage points.
The constant currency increase in NIKE Brand footwear revenue for the third quarter and first nine months of fiscal 2014 was attributable to growth across all categories, led by Basketball, Running, Sportswear, and Football (Soccer). The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including NIKE and Brand Jordan Basketball styles, Running models with NIKE Free, Air Max and Lunar technologies, and performance Football (Soccer) products. In the third quarter of fiscal 2014, unit sales of footwear increased approximately 11% and the average selling price per pair increased approximately 5%, driven nearly equally by a shift in mix to higher performance Running and Basketball products and price increases. For the first nine months of fiscal 2014, unit sales of footwear increased approximately 6% and the average selling price per pair increased approximately 5%, driven nearly equally by price increases and a shift in mix to higher priced products.
The constant currency increase in NIKE Brand apparel for the third quarter was driven by growth in all key categories; for the first nine months of fiscal 2014, nearly every key category posted higher revenues, led by Running, Football (Soccer), Men's Training (which includes the NFL licensed business), Women's Training, and Basketball. In the third quarter of fiscal 2014, unit sales of apparel increased approximately 8% and the average selling price per unit increased approximately 4%; for the first nine months of fiscal 2014, unit sales increased approximately 5% while average selling price per unit increased approximately 3%. For both the third quarter and nine month periods, the increase in average selling price per unit was driven by price increases.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand Direct to Consumer ("DTC") businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the third quarter and first nine months of fiscal 2014, DTC revenues represented approximately 21% and 20% of our total NIKE Brand revenues, respectively, compared to 19% and 18% in the third quarter and first nine months of fiscal 2013, respectively. On a currency neutral basis, DTC revenues grew 23% and 20% in the third quarter and first nine months of fiscal 2014, respectively, as comparable store sales grew 10% in each period. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year. Online sales through NIKE-owned websites, which are not included in comparable store sales, grew 57% and 37% in the third quarter and first nine months of fiscal 2014, respectively. Online sales represented approximately 19% and 14% of our total NIKE Brand DTC revenues for the third quarter and first nine months of fiscal 2014, respectively, compared to 15% and 13% for the third quarter and first nine months of fiscal 2013, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March 2014 through July 2014 totaled $10.9 billion and were 12% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 14%, with unit orders and average selling price per unit contributing approximately 9 and 5 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	9%	9%
Western Europe	33%	30%
Central & Eastern Europe	7%	13%
Greater China	-1%	-3%
Japan	-6%	-1%
Emerging Markets	12%	24%
TOTAL NIKE BRAND FUTURES ORDERS	12%	14%

(1)
Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, because the mix of orders can shift between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts, and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and close-out sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations, and sales from Converse, NIKE Golf, and Hurley.
Gross Margin

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change		2014	2013	% Change
Gross profit	$3,103	$2,736	13%		$9,061	$8,094	12%
Gross margin %	44.5%	44.2%	30	bps	44.5%	43.5%	100	bps
For the third quarter and first nine months of fiscal 2014, our consolidated gross margin was 30 and 100 basis points higher than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 180 basis points for the third quarter and 110 basis points for the first nine months) primarily due to pricing increases and a shift in mix to higher priced products, with higher discounts negatively impacting the third quarter and lower discounts benefiting the year-to-date period;

•	Growth in our higher margin DTC business (increasing gross margin approximately 70 basis points in the third quarter and 30 basis points for the first nine months);

•
Higher NIKE Brand product costs (decreasing gross margin approximately 180 basis points for the third quarter and 20 basis points for the first nine months) due to labor input cost inflation and a shift in mix to higher cost products;

•	Unfavorable foreign currency exchange rate movements (decreasing gross margin approximately 20 basis points for the third quarter and 50 basis points for the first nine months); and

•	Improved margins due to cleaner closeout inventories (increasing margin approximately 20 basis points for the first nine months).

Selling and Administrative Expense

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change		2014	2013	% Change
Demand creation expense(1)	$733	$619	18%		$2,155	$2,103	2%
Operating overhead expense	1,433	1,244	15%		4,155	3,655	14%
Selling and administrative expense	$2,166	$1,863	16%		$6,310	$5,758	10%
% of Revenues	31.1%	30.1%	100	bps	31.0%	30.9%	10 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.
Demand creation expense increased 18% in the third quarter of fiscal 2014 as a result of new product launches, spending for the upcoming 2014 World Cup, investments to upgrade the presentation of our products in wholesale accounts, as well as higher sports marketing expenses. Demand creation expense increased 2% for the first nine months of fiscal 2014 compared to the same period in the prior year, which included the European Football Championships, the Summer Olympics and key product initiatives.
Operating overhead expense increased 15% and 14% during the third quarter and first nine months of fiscal 2014, respectively, primarily attributable to ongoing investments in our digital capabilities and corporate infrastructure, as well as growth in our DTC business driven by new store openings and continued digital commerce launches.
Changes in foreign currency exchange rates did not have a material impact on selling and administrative expense in the third quarter or for the nine month period.
Other Expense (Income), net

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2014	2013	2014	2013
Other expense (income), net	$45	$17	$86	$(28)
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies, and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Other expense, net for the third quarter of 2014 increased $28 million compared to the third quarter of 2013 due to higher foreign currency conversion losses.
Other expense (income), net shifted from $28 million of other income, net in the first nine months of fiscal 2013 to $86 million of other expense, net for the first nine months of fiscal 2014, primarily due to a $92 million adverse change in foreign currency conversion gains and losses and an adverse legal judgment in the second quarter of the current year related to a bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact of approximately $40 million on our income before income taxes for the third quarter of fiscal 2014 and an unfavorable impact of $110 million for the first nine months of fiscal 2014.
Income Taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2014	2013	% Change	2014	2013	% Change
Effective tax rate	22.4%	22.8%	(40) bps	24.2%	25.4%	(120) bps

Our effective tax rate on continuing operations for the third quarter of fiscal 2014 was 40 basis points lower than the prior year period due to an increase in the amount of earnings from lower tax rate jurisdictions, partially offset by a benefit in the prior period from the retroactive reinstatement of the U.S. research and development credit. Our effective tax rate on continuing operations for the first nine months of fiscal 2014 was 120 basis points lower than the prior year period due to an increase in the amount of earnings from lower tax rate jurisdictions.

We do not anticipate our effective tax rate to change substantially from the rate for the most recent nine month period.
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
The breakdown of revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,069	$2,737	12%	12%	$9,005	$8,167	10%	10%
Western Europe	1,292	1,057	22%	19%	3,667	3,141	17%	13%
Central & Eastern Europe	356	303	17%	22%	1,017	882	15%	16%
Greater China	697	641	9%	7%	1,900	1,800	6%	3%
Japan	177	195	-9%	10%	545	632	-14%	7%
Emerging Markets	937	867	8%	19%	2,869	2,838	1%	9%
Global Brand Divisions(3)	26	29	-10%	-13%	89	84	6%	4%
Total NIKE Brand Revenues	6,554	5,829	12%	14%	19,092	17,544	9%	10%
Converse	420	361	16%	16%	1,274	1,095	16%	15%
Corporate(4)	(2)	(3)	—	—	8	(23)	—	—
TOTAL NIKE, INC. REVENUES	$6,972	$6,187	13%	14%	$20,374	$18,616	9%	10%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)	Global Brand Divisions revenues primarily represent NIKE Brand licensing businesses that are not part of a geographic segment.

(4)
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

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2014	2013(1)	% Change	2014	2013(1)	% Change
North America	$726	$653	11%	$2,188	$1,863	17%
Western Europe	275	179	54%	663	501	32%
Central & Eastern Europe	79	64	23%	208	155	34%
Greater China	234	218	7%	601	570	5%
Japan	21	24	-13%	92	92	0%
Emerging Markets	229	216	6%	682	735	-7%
Global Brand Divisions	(533)	(414)	-29%	(1,461)	(1,280)	-14%
Total NIKE Brand	1,031	940	10%	2,973	2,636	13%
Converse	133	121	10%	402	336	20%
Corporate	(272)	(205)	-33%	(710)	(608)	-17%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	892	856	4%	2,665	2,364	13%
Interest expense (income), net	9	(2)	—	25	(6)	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$883	$858	3%	$2,640	$2,370	11%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations.
North America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,928	$1,708	13%	13%	$5,459	$4,933	11%	11%
Apparel	925	830	11%	12%	2,920	2,657	10%	10%
Equipment	216	199	9%	9%	626	577	8%	9%
TOTAL REVENUES	$3,069	$2,737	12%	12%	$9,005	$8,167	10%	10%
Revenues by:
Sales to Wholesale Customers	$2,308	$2,096	10%	10%	$6,818	$6,257	9%	9%
Sales Direct to Consumer	761	641	19%	19%	2,187	1,910	15%	15%
TOTAL REVENUES	$3,069	$2,737	12%	12%	$9,005	$8,167	10%	10%
EARNINGS BEFORE INTEREST AND TAXES	$726	$653	11%		$2,188	$1,863	17%

Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers in North America, driving increased demand for NIKE Brand products across all key categories for the third quarter and first nine months of fiscal 2014. Our Basketball, Men's Training, Running, and Sportswear categories fueled growth in the third quarter and year-to-date period. DTC revenue growth for the third quarter was driven by strong online sales growth, an 8% increase in comparable store sales, and the addition of new stores. For the first nine months of fiscal 2014, the growth in DTC revenue was a result of a 7% increase in comparable store sales, the addition of new stores, and online sales growth.
Footwear revenue growth for the third quarter and first nine months of fiscal 2014 was driven by higher demand in every key category, most notably Basketball, Running, and Sportswear. For the third quarter and first nine months of fiscal 2014, unit sales increased 8% and 6%, respectively, while average selling price per pair increased 5% in each period. The increase in average selling price per pair in both periods was driven by price increases.
Apparel revenue growth for the third quarter and first nine months of fiscal 2014 was driven by higher demand in every key category, most notably in our Men's Training, Women's Training, and Sportswear categories. For the third quarter and first nine months of fiscal 2014, unit sales increased 9% and 7%, respectively, and average selling price per unit increased 3% for both periods, largely driven by price increases in both periods, partially offset by a change in mix to lower priced products.
EBIT grew 11% in the third quarter as higher revenues and expanded gross margins were partially offset by increases in selling and administrative expenses. Gross margin increased 40 basis points, reflecting pricing initiatives and growth in higher margin DTC revenues, partially offset by higher product costs as a result of increases in labor input costs, unfavorable product mix, and higher off-price mix. Selling and administrative expense increased as compared to the third quarter of fiscal 2013 due to higher demand creation expenses to support key NIKE Brand and product initiatives and higher operating overhead costs to support DTC growth.

For the year-to-date period, EBIT increased 17% due to higher revenues, gross margin expansion, and selling and administrative expense leverage. The 100 basis point increase in gross margin for the first nine months of fiscal 2014 reflects pricing initiatives and a shift in mix to higher margin products, partially offset by higher product costs as a result of increases in labor input costs. Compared to the prior year period, selling and administrative expenses grew slower than revenues despite higher operating overhead costs to support DTC growth and higher demand creation to support key product and Brand initiatives.
Western Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$891	$695	28%	24%	$2,415	$1,958	23%	19%
Apparel	338	305	11%	8%	1,061	999	6%	3%
Equipment	63	57	11%	7%	191	184	4%	0%
TOTAL REVENUES	$1,292	$1,057	22%	19%	$3,667	$3,141	17%	13%
Revenues by:
Sales to Wholesale Customers	$1,047	$874	20%	16%	$2,992	$2,631	14%	10%
Sales Direct to Consumer	245	183	34%	29%	675	510	32%	28%
TOTAL REVENUES	$1,292	$1,057	22%	19%	$3,667	$3,141	17%	13%
EARNINGS BEFORE INTEREST AND TAXES	$275	$179	54%		$663	$501	32%

We continue to see success in Western Europe as a result of our ongoing implementation of the category offense. On a currency neutral basis, nearly all territories in Western Europe reported revenue growth for the third quarter and first nine months of fiscal 2014. Revenues for our largest territories in Western Europe, the U.K. & Ireland and AGS (Austria, Germany, and Switzerland), increased 19% and 23% for the third quarter, respectively, and grew 18% and 22% for the first nine months of fiscal 2014, respectively. Revenues in Italy declined 5% and 7% for the third quarter and nine month period, respectively. Iberia revenues grew 16% for the third quarter, but were 2% lower for the nine month period. The growth in DTC revenue for the third quarter reflected an increase in comparable store sales of 14%, strong online sales growth, and the addition of new stores. For the first nine months of fiscal 2014, the growth in DTC revenue was driven by an increase in comparable store sales of 16%, growth in online sales, and the addition of new stores. On a category basis, revenue growth for the third quarter and first nine months of fiscal 2014 was driven by our Running, Football (Soccer), Sportswear, and Basketball categories.
Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2014 was primarily due to growth in Sportswear, Running, Football (Soccer), and Basketball. For the third quarter and first nine months of fiscal 2014, unit sales increased 17% and 10%, respectively, and average selling price per pair increased 7% and 9%, respectively, resulting from a combination of price increases, favorable shift in mix of higher priced products, and lower discounts.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2014 was driven by growth in Running and Football (Soccer), partially offset by declines in Sportswear. Third quarter apparel unit sales increased 5% while average selling price per unit increased 3% primarily due to lower discounts. For the year-to-date period, unit sales were flat while average selling price per unit increased 3%, also driven by lower discounts.
On a reported basis, EBIT increased 54% for the third quarter of fiscal 2014, driven by higher revenues, gross margin expansion, and selling and administrative expense leverage. Gross margin increased 270 basis points in the third quarter due to growth in our higher margin DTC business, price increases, lower discounts, and favorable standard foreign currency exchange rates, which more than offset higher product costs resulting from product mix and higher product input costs. Selling and administrative expense was lower as a percentage of revenues as revenue growth outpaced increases in operating overhead to support growth in our DTC business and higher demand creation to support product initiatives and the upcoming 2014 World Cup.
For the first nine months of fiscal 2014, EBIT increased 32%, driven by higher revenues, gross margin expansion, and selling and administrative expense leverage. Gross margin increased 90 basis points for the first nine months of fiscal 2014, primarily due to growth in our higher margin DTC business and lower discounts, partially offset by unfavorable standard foreign currency exchange rates and higher product input costs. For the year-to-date period, selling and administrative expense was lower as a percentage of revenue despite increases in operational overhead costs to support growth in our DTC business and higher demand creation spending.

Central & Eastern Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$207	$168	23%	27%	$544	$460	18%	19%
Apparel	129	115	12%	17%	403	358	13%	14%
Equipment	20	20	0%	9%	70	64	9%	11%
TOTAL REVENUES	$356	$303	17%	22%	$1,017	$882	15%	16%
EARNINGS BEFORE INTEREST AND TAXES	$79	$64	23%		$208	$155	34%
On a currency neutral basis, revenue increased in Central & Eastern Europe for the third quarter and first nine months of fiscal 2014, with growth across nearly all territories. Revenues in our largest territory, Russia, grew 16% and 12% for the third quarter and the first nine months of fiscal 2014, respectively, while revenues in Turkey grew 18% in each period. On a category basis, revenue grew across most categories in both periods, led by Football (Soccer) and Running.
Constant currency footwear revenue growth in the third quarter and first nine months of fiscal 2014 was largely driven by growth in Running and Football (Soccer). In the third quarter, unit sales increased 22% while average selling price per pair increased 5%, driven nearly equally by price increases and a change in mix to higher price product. For the first nine months of fiscal 2014, unit sales increased 16% and average selling price per pair increased 3%, also driven by price increases and favorable product mix.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2014 was driven by growth in most categories, led by Football (Soccer) and Running. In the third quarter and first nine months of fiscal 2014, unit sales increased 13%, while average selling price per unit increased 4% and 1%, respectively, primarily a result of price increases.
EBIT grew 23% in the third quarter of fiscal 2014, primarily due to revenue increases and gross margin improvement, partially offset by higher selling and administrative expenses. Gross margin increased 350 basis points for the third quarter as higher product input costs were more than offset by price increases, a favorable change in mix to higher margin products, warehousing efficiencies, growth in our higher margin DTC business, and lower discounts. Selling and administrative expense in the third quarter grew faster than revenue driven by higher demand creation expense to support the Sochi Winter Olympics and higher operating overhead costs to support overall growth, including our expanding DTC business.
For the year-to-date period, reported EBIT grew 34%, driven by higher revenues, gross margin expansion, as well as selling and administrative expense leverage. Gross margin increased 260 basis points for the first nine months of fiscal 2014, primarily a result of a change in mix to higher margin products, warehousing efficiencies, and the favorable impact of our higher margin DTC business. For the first nine months of fiscal 2014, selling and administrative expense was lower as a percentage of revenue despite increased operating overhead costs and demand creation expense.
Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$467	$410	14%	12%	$1,166	$1,091	7%	5%
Apparel	199	199	0%	-2%	641	608	5%	3%
Equipment	31	32	-3%	-7%	93	101	-8%	-11%
TOTAL REVENUES	$697	$641	9%	7%	$1,900	$1,800	6%	3%
Revenues by:
Sales to Wholesale Customers	$545	$524	4%	2%	$1,503	$1,511	-1%	-3%
Sales Direct to Consumer	152	117	30%	27%	397	289	37%	34%
TOTAL REVENUES	$697	$641	9%	7%	$1,900	$1,800	6%	3%
EARNINGS BEFORE INTEREST AND TAXES	$234	$218	7%		$601	$570	5%
Excluding changes in currency exchange rates, Greater China revenue increased 7% and 3% in the third quarter and first nine months of fiscal 2014, respectively, primarily driven by strong growth in our DTC business, which represented approximately 22% and 21% of total revenues for the third quarter and first nine months of fiscal 2014, respectively. The growth in DTC revenue reflected an increase in comparable store sales of 11% and 17% for the third quarter and first nine months of fiscal 2014, respectively, the addition of new stores, and online sales growth. Sales in our wholesale business increased 2% in the third quarter but decreased 3% for the year-to-date period, as we managed the amount of product sold into the market and worked with our wholesale partners to optimize product mix for the consumer. For both the third quarter and year-to-date period, revenues increased in our Basketball, Sportswear, and Running categories, offset by decreases in Men's Training, Action Sports, and Football (Soccer) as we tightened our category assortments to increase retail productivity.

Constant currency footwear revenue growth in the third quarter and first nine months of fiscal 2014 was driven primarily by Basketball and Sportswear. In the third quarter and first nine months of fiscal 2014, unit sales increased 5% and 2%, respectively, while average selling price per pair increased 7% and 3%, respectively, driven by a change in mix to higher price product as well as a higher percentage of sales from our higher price DTC business.
Constant currency apparel revenue declined 2% for the third quarter of fiscal 2014, driven by declines in Men's Training and Football (Soccer), partially offset by increases in Running and Women's Training. Apparel unit sales were 6% lower in the third quarter, while average selling price per unit increased 4%, driven by a shift to higher price products. Constant currency apparel revenue growth in the first nine months of fiscal 2014 was primarily due to growth in Sportswear, Running, and Basketball, partially offset by declines in other key categories. For the first nine months of fiscal 2014, apparel unit sales were 6% higher while average selling price per unit decreased 3%, driven nearly equally by price decreases and a mix of lower priced products.
On a reported basis, EBIT increased 7% for the third quarter of fiscal 2014, driven by higher revenues and higher gross margin, partially offset by an increase in selling and administrative expense as a percentage of revenue. Gross margin increased 180 basis points largely driven by a change in mix to higher margin products, improved margins on close-out sales, and growth in our higher margin DTC business, partially offset by higher product costs as a result of changes in product mix and higher product input costs. Selling and administrative expense increased as a result of operating overhead investments to support DTC growth and higher demand creation spending.
For the first nine months of fiscal 2014, EBIT increased 5%, driven by increased revenues and gross margin improvement, partially offset by higher selling and administrative expenses. Gross margin increased during the year-to-date period by 90 basis points due to growth in our higher margin DTC business and improved product mix, partially offset by higher product input costs. Selling and administrative expense increased for the first nine months of the fiscal year, as lower demand creation spending was offset by additional operating overhead infrastructure investments to drive future business growth.
We are encouraged by the positive results in the third quarter. However, we continue to work with our retailers to optimize the flow of product into the marketplace. As a result of planned changes in our seasonal product flow, we expect fourth quarter revenues will be flat to slightly down compared to the prior year.
Japan

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$92	$98	-6%	14%	$281	$315	-11%	10%
Apparel	59	70	-16%	4%	201	247	-19%	1%
Equipment	26	27	-4%	11%	63	70	-10%	10%
TOTAL REVENUES	$177	$195	-9%	10%	$545	$632	-14%	7%
EARNINGS BEFORE INTEREST AND TAXES	$21	$24	-13%		$92	$92	0%
Excluding changes in currency exchange rates, revenues for Japan increased 10% for the third quarter and 7% for the first nine months of fiscal 2014, driven by higher revenues in Sportswear, Football (Soccer), and Basketball.
EBIT decreased 13% for the third quarter due to a 9% decline in reported revenues and 290 basis points of gross margin contraction, both reflecting the impact of the weaker Yen. The gross margin decline was partially offset by price increases and a shift in mix toward higher margin products. The revenue and gross margin headwinds were partially offset by selling and administrative expense leverage.
EBIT was flat for the first nine months of fiscal 2014 as a 14% decline in reported revenues was offset by gross margin expansion and selling and administrative expense leverage. Gross margin increased 30 basis points primarily due to pricing increases and changes in product mix, partially offset by unfavorable standard foreign currency exchange rates.
Emerging Markets

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$631	$603	5%	15%	$1,941	$1,948	0%	7%
Apparel	243	206	18%	31%	748	713	5%	13%
Equipment	63	58	9%	19%	180	177	2%	9%
TOTAL REVENUES	$937	$867	8%	19%	$2,869	$2,838	1%	9%
EARNINGS BEFORE INTEREST AND TAXES	$229	$216	6%		$682	$735	-7%

Excluding changes in currency exchange rates, revenue for the Emerging Markets increased 19% for the third quarter of fiscal 2014 and 9% for the first nine months of fiscal 2014, fueled by growth across most territories. Our largest territory, Brazil, grew 24% and 18% in the third quarter and first nine months of fiscal 2014, respectively, while our SOCO territory (which includes Argentina, Uruguay, and Chile) grew 28% and 17%, respectively. Although Mexico revenues were down 12% for the first nine months of fiscal 2014, revenues increased 22% in the third quarter, as we began to recover from shipping delays caused by issues with a distribution center transition in the first half of fiscal 2014. On a category basis, revenue grew across nearly all categories in the third quarter and first nine months of fiscal 2014, led by Running and Football (Soccer).
Constant currency footwear revenue growth for the third quarter and year-to-date periods was primarily driven by growth in Running, Action Sports, Sportswear, and Football (Soccer). Third quarter footwear unit sales increased 14% and average selling price per pair increased 1% due to increased sales through our higher price DTC business. For the first nine months of fiscal 2014, footwear unit sales increased 2% and average selling price per pair increased 5%, driven primarily by price increases.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2014 was primarily fueled by growth in Football (Soccer) and Running, with a partial offset by a decline in Sportswear for the year-to-date period. Unit sales for apparel in the third quarter increased 15% while average selling price per unit increased 16%, largely attributable to price increases, and to a lesser extent, changes in mix to higher priced products. For the first nine months of fiscal 2014, apparel unit sales increased 6% while average selling price per unit increased 7%, primarily due to price increases.
EBIT increased 6% for the third quarter of fiscal 2014 but decreased 7% year-to-date, as higher revenues were offset by lower gross margins and higher selling and administrative expenses. Gross margin declined 40 basis points and 50 basis points for the third quarter and first nine months of fiscal 2014, respectively, due largely to higher product costs, unfavorable standard foreign currency exchange rates, higher discounts, and higher warehousing costs related to the distribution center transition challenges in Mexico, partially offset by higher average selling prices. As a percent of revenue, selling and administrative expense was higher in both periods due primarily to increased operating overhead costs to support the expansion of our DTC business and wholesale infrastructure investments to support growth, as well as increases in demand creation spending related to product launches and initiatives leading up to the World Cup.
Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$26	$29	-10%	-13%	$89	$84	6%	4%
(Loss) Before Interest and Taxes	$(533)	$(414)	29%		$(1,461)	$(1,280)	14%
Global Brand Divisions primarily represent product creation and design, information technology, operating overhead, and demand creation expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased during the third quarter and first nine months of fiscal 2014 by 29% and 14%, respectively, primarily driven by an increase in centrally managed product costs, increased investments in our digital infrastructure, product creation and design initiatives, and higher demand creation spending.
Converse

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$420	$361	16%	16%	$1,274	$1,095	16%	15%
Earnings Before Interest and Taxes	$133	$121	10%		$402	$336	20%
In territories we define as "direct distribution markets," Converse designs, markets and sells products directly to distributors, wholesale customers and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. Converse does not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
Excluding changes in currency exchange rates, revenues for Converse increased 16% for the third quarter and 15% for the first nine months of fiscal 2014. Revenue growth in direct distribution markets, which represents approximately 80% of Converse revenues, contributed 15 and 16 percentage points to the total increase for the third quarter and first nine months of fiscal 2014, respectively, while licensing revenues increased overall revenue growth by 1 percentage point in the third quarter, but reduced overall revenue growth by 1 percentage point for the first nine months of fiscal 2014. Revenues from our direct distribution markets grew 19% for both the third quarter and first nine months of fiscal 2014 driven by growth in "comparable" direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), primarily the United States, China, and the United Kingdom. Comparable direct distribution markets contributed 9 and 11 percentage points for the quarter and nine month periods, respectively. Conversion of markets from licensed to direct distribution contributed 10 and 8 percentage points, respectively. Comparable direct distribution markets unit sales increased 11% and average selling price per unit decreased 2% for the third quarter, and increased 10% and 1%, respectively, for the first nine months of fiscal 2014. The third quarter decrease in average selling price per unit resulted primarily from a higher mix of lower priced products. The increase in average selling price per unit for the first nine months of fiscal 2014 was driven by a favorable mix of higher priced products. Due to market conversions and business declines in Latin America, licensing revenue decreased 4% for the first nine months of fiscal 2014.

EBIT grew 10% for the third quarter as higher revenues and gross margin were partially offset by higher selling and administrative expense. Gross margin increased 60 basis points for the third quarter, primarily due to growth in higher margin territories and products within our direct distribution markets. Selling and administrative expense grew faster than revenue in the third quarter due to higher operating overhead to support growth initiatives and DTC expansion, as well as higher demand creation spending.
EBIT grew 20% for the first nine months of fiscal 2014, driven by higher revenues and gross margin, which more than offset higher selling and administrative expense. Gross margin increased 90 basis points for the first nine months of fiscal 2014, primarily due to a more favorable territory mix within direct distribution markets. Selling and administrative expense increased due to higher operating overhead costs to support market conversions, infrastructure, and investments in its expanding DTC business, primarily in the United States.
Corporate

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues	$(2)	$(3)	—	$8	$(23)	—
(Loss) Before Interest and Taxes	$(272)	$(205)	33%	$(710)	$(608)	17%
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
Corporate's loss before interest and taxes increased $67 million and $102 million for the third quarter and first nine months of fiscal 2014, respectively. The increase is primarily due to the following:

•
An increase (decrease) in foreign exchange losses of $1 million for the third quarter and $(65) million for the first nine months of fiscal 2014 related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

•
An increase of $28 million for the third quarter and $92 million for the first nine months of fiscal 2014 in foreign currency net losses reported as a component of consolidated other expense (income), net.

•
An increase of $38 million for the third quarter and $75 million for the first nine months of fiscal 2014 in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation.

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within inventories and is recognized in cost of sales when the related product is sold to a third party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through other expense (income), net. Refer to Note 9 — Risk Management and Derivatives for additional detail.
As an offset to the impacts of the fluctuating U.S. Dollar on our non-functional currency denominated product purchases described above, a strengthening U.S. Dollar against the foreign currencies within the factory currency exposure indices decreases NIKE’s U.S. Dollar inventory cost. Conversely, a weakening U.S. Dollar against the indexed foreign currencies increases our inventory cost.

•
Non-Functional Currency Denominated External Sales — A portion of our Western Europe and Central & Eastern Europe geography revenues are earned in currencies other than the Euro (e.g. the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties and other intercompany charges also generate foreign currency risk though to a lesser extent.

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
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to other comprehensive income within shareholders’ equity. In the translation of our consolidated statements of income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a detriment of approximately $(91) million and $(17) million for the three months ended February 28, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a (detriment)/benefit of approximately $(12) million and $5 million for the three months ended February 28, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a detriment of approximately $(158) million and $(506) million for the nine months ended February 28, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before income taxes was a detriment of approximately $(18) million and $(88) million for the nine months ended February 28, 2014 and 2013, respectively.

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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in other expense (income), net had an unfavorable impact of approximately $40 million and $110 million on our income before income taxes for the for the three and nine month periods ended February 28, 2014, respectively.
Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of other expense (income), net. The impact of ineffective hedges was not material for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in other comprehensive income. There were no outstanding net investment hedges as of February 28, 2014 and 2013. There were no cash flows from net investment hedge settlements for the three or nine month periods ended February 28, 2014 and 2013.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first nine months of fiscal 2014 was net income of $2,002 million. Cash provided by operations was $1,683 million for the first nine months of fiscal 2014 compared to $1,692 million for the first nine months of fiscal 2013, as increased earnings in the current year were offset by increased investments in working capital. For the first nine months of fiscal 2014, changes in working capital resulted in a cash outflow of $874 million compared to a net outflow of $432 million for the same period in fiscal 2013. Our investments in working capital increased due to growth in inventories as a result of futures orders growth, an increase in accounts receivable resulting from revenue growth, and increased prepaid expenses related to prepaid taxes and marketing initiatives.
Cash used by investing activities was $1,246 million during the first nine months of fiscal 2014, while investing activities were a $286 million source of cash for the first nine months of the prior year. A major driver of the change was additional securities purchases made with the proceeds from the issuance of long-term debt in April 2013. In the first nine months of fiscal 2014, we made $561 million in net purchases of short-term investments (net of sales/maturities) compared to $58 million in net purchases of short-term investments (net of sales/maturities) for the same period in fiscal 2013. The increase in cash used by investing activities was also attributable to additional investments in property, plant and equipment, which increased from $425 million in the first nine months of fiscal 2013 to $670 million in the first nine months of fiscal 2014, largely as a result of investments in digital capabilities and infrastructure investments to support growth.
Cash used by financing activities was $1,917 million for the first nine months of fiscal 2014 compared to $1,783 million for the same prior year period. The increase in cash used by financing activities was largely driven by greater common stock repurchases in the first nine months of fiscal 2014 as compared to the same period in fiscal 2013.
During the first nine months of fiscal 2014, we purchased 24.3 million shares of NIKE class B common stock for $1,716 million (an average price of $70.56 per share) as part of our four-year, $8 billion share repurchase program approved by the NIKE, Inc. Board of Directors in September 2012. As of the end of the third quarter of fiscal 2014, we had repurchased a total of 39.6 million shares at a cost of $2.5 billion (an average price of $63.21 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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

On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017, with a one-year extension option exercisable through October 31, 2014. As of and for the period ended February 28, 2014, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2014, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the nine months ended February 28, 2014, we did not issue commercial paper, and as of February 28, 2014, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2014 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of February 28, 2014, we had cash, cash equivalents, and short-term investments totaling $5.0 billion, of which $3.8 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, Tier-1 commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2014 the average duration of our short-term investments and cash equivalents portfolio is 116 days.
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
Contractual Obligations
As a result of renewals of and additions to outstanding operating leases and endorsement contracts, cash payments due under our operating leases and endorsement contracts have changed from what was previously reported in our Annual Report on Form 10-K as of May 31, 2013.

Obligations under operating leases and endorsements as of February 28, 2014, are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$124	$403	$375	$344	$295	$1,238	$2,779
Endorsement Contracts(1)	$223	$939	$747	$609	$458	$1,074	$4,050

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
The total liability for uncertain tax positions, excluding related interest and penalties, was $563 million at February 28, 2014. We estimate that it is reasonably possible that the total gross unrecognized tax benefits could decrease by up to $185 million within the next 12 months as a result of resolutions of global tax examinations and the expiration of applicable statutes of limitations.

Off-Balance Sheet Arrangements
As of February 28, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2014.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2014 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the third quarter of fiscal 2014, we had repurchased a total of 39.6 million shares at a cost of $2.5 billion (an average price of $63.21 per share) under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2013	3,150,000	$78.27	3,150,000	$6,037
January 1 — January 31, 2014	3,533,966	$75.41	3,533,966	$5,770
February 1 — February 28, 2014	3,756,964	$73.18	3,756,964	$5,495
	10,440,930	$75.47	10,440,930
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

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer and Authorized Officer
DATED: April 4, 2014

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