Form 10-K
period 2014-05-31
NIKE INC
filed 2014-07-25
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2014
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

	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated file ☐	Smaller Reporting Company ☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	☑

As of November 30, 2013, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$3,536,091,219
Class B	56,098,067,138
$59,634,158,357

As of July 18, 2014, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	177,557,876
Class B	690,739,620
868,297,496
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 18, 2014 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	2
	Significant Customer	2
	Orders	3
	Product Research, Design and Development	3
	Manufacturing	3
	International Operations and Trade	4
	Competition	4
	Trademarks and Patents	4
	Employees	5
	Executive Officers of the Registrant	5
ITEM 1A.	Risk Factors	6
ITEM 1B.	Unresolved Staff Comments	14
ITEM 2.	Properties	14
ITEM 3.	Legal Proceedings	14
ITEM 4.	Mine Safety Disclosures	14

PART II		15
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
ITEM 6.	Selected Financial Data	17
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
ITEM 8.	Financial Statements and Supplementary Data	41
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
ITEM 9A.	Controls and Procedures	74
ITEM 9B.	Other Information	74

PART III		75

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2014 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	75
ITEM 11.	Executive Compensation	75
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	75
ITEM 14.	Principal Accountant Fees and Services	75

PART IV		76
ITEM 15.	Exhibits and Financial Statement Schedules	76
	Signatures	80

PART I
ITEM 1. Business

General

NIKE, Inc. was incorporated in 1968 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE,” and the "Company” refer to NIKE, Inc. and its predecessors, subsidiaries, and affiliates, collectively, unless the context indicates otherwise. Our NIKE e-commerce website is located at www.nike.com. On our NIKE corporate website, located at www.nikeinc.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the "SEC"): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted. All such filings on our NIKE corporate website are available free of charge. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. Also available on the NIKE corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
Our principal business activity is the design, development, and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories, and services. NIKE is the largest seller of athletic footwear and athletic apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet websites (which we refer to as our “Direct to Consumer” or "DTC" operations), and through a mix of independent distributors and licensees throughout the world. Virtually all of our products are manufactured by independent contractors. Practically all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

We focus our NIKE Brand product offerings in eight key categories: Running, Basketball, Football (Soccer), Men’s Training, Women’s Training, Action Sports, Sportswear (our sports-inspired lifestyle products), and Golf. Basketball includes our Brand Jordan product offerings and Men's Training includes our baseball and U.S. football product offerings. We also market products designed for kids, as well as for other athletic and recreational uses such as cricket, lacrosse, tennis, volleyball, wrestling, walking, and outdoor activities.
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high-quality construction and innovation in our products. Sportswear, Running, Basketball, and Football (Soccer) are currently our top-selling footwear categories and we expect them to continue to lead in product sales.
We sell sports apparel and accessories covering most of the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. We often market footwear, apparel, and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
We sell a line of performance equipment under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, digital devices, bats, gloves, protective equipment, golf clubs, and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.
One of our wholly-owned subsidiary brands, Hurley, headquartered in Costa Mesa, California (“Hurley”), designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales of Hurley brand products are included within the NIKE Brand Action Sports category.
Our Brand Jordan division designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on Basketball using the Jumpman trademark. Sales of Brand Jordan products are included within the NIKE Brand Basketball category.
Another of our wholly-owned subsidiary brands, Converse, headquartered in North Andover, Massachusetts (“Converse”), designs, distributes, and licenses casual sneakers, apparel, and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron, and Jack Purcell trademarks. Converse results are reported on a stand-alone basis.
In addition to the products we sell to our wholesale customers and directly to consumers through our Direct to Consumer operations, we have also entered into license agreements that permit unaffiliated parties to manufacture and sell using NIKE-owned trademarks, certain apparel, digital devices and applications, and other equipment designed for sports activities.
On February 1, 2013, and November 30, 2012, we completed the divestitures of the Cole Haan and Umbro businesses, respectively, allowing us to better focus our resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands.

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
Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories, and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk.We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing, and selling of athletic footwear, apparel, equipment, accessories, and services. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic segment.
Converse is also a reportable segment, and operates in one industry: the design, marketing, licensing, and selling of casual sneakers, apparel, and accessories.

United States Market
In fiscal 2014, NIKE Brand and Converse sales in the United States accounted for approximately 46% of total revenues, compared to 45% in fiscal 2013 and 42% in fiscal 2012. We sell to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis, and golf shops, and other retail accounts. During fiscal 2014, our three largest customers accounted for approximately 26% of sales in the United States.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2014, 86% of our U.S. wholesale footwear shipments (excluding NIKE Golf, Hurley, and Converse) were made under the futures program, compared to 87% in fiscal 2013 and 86% in fiscal 2012. In fiscal 2014, 71% of our U.S. wholesale apparel shipments (excluding NIKE Golf, Hurley, and Converse) were made under the futures program, compared to 67% in fiscal 2013 and 64% in fiscal 2012.
We utilize NIKE sales offices to solicit sales in the United States, as well as independent sales representatives to sell specialty products for golf, skateboarding, and snowboarding. In addition, our Direct to Consumer operations sell NIKE Brand products to consumers through our e-commerce website, www.nike.com, and through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	176
NIKE Brand in-line stores, including NIKETOWNs and employee-only stores	33
Converse stores (including factory stores)	84
Hurley stores (including factory and employee stores)	29
TOTAL	322
NIKE has five primary distribution centers in the United States located in Memphis, Tennessee, three of which are leased. NIKE Brand apparel and equipment products are also shipped from our Foothill Ranch, California distribution center. Converse and Hurley products are shipped primarily from Ontario, California.

International Markets
In fiscal 2014, non-U.S. NIKE Brand and Converse sales accounted for 54% of total revenues, compared to 55% in fiscal 2013 and 58% in fiscal 2012. We sell our products to retail accounts, through our own Direct to Consumer operations, and through a mix of independent distributors, licensees, and sales representatives around the world. We sell to thousands of retail accounts and operate 16 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries, and Europe, we have a futures ordering program for retailers similar to the United States futures ordering program described above. During fiscal 2014, NIKE’s three largest customers outside of the United States accounted for approximately 6% of total non-U.S. sales.
Our Direct to Consumer business operates the following number of retail stores outside the United States:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	459
NIKE Brand in-line stores, including NIKETOWNs and employee-only stores	71
Converse stores (including factory stores)	6
TOTAL	536
International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Costa Rica, Croatia, Cyprus, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Malaysia, Mexico, New Zealand, the Netherlands, Norway, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay, and Vietnam.

Significant Customer
No customer accounted for 10% or more of our worldwide net sales during fiscal 2014.

Orders
Worldwide futures orders for NIKE Brand (excluding NIKE Golf and Hurley) athletic footwear and apparel, scheduled for delivery from June through November 2014, were $13.3 billion compared to $12.1 billion for the same period last year. This futures orders amount is calculated based upon our forecast of the actual exchange rates under which our revenues will be translated during this period. Reported futures orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between futures and at-once orders and the fulfillment of certain of these futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of discounts, order cancellations, and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Converse, Hurley, and NIKE Golf businesses.

Product Research, Design and Development
We believe our research, design, and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel, and athletic equipment receive continued emphasis as NIKE strives to produce products that help to enhance athletic performance, reduce injury, and maximize comfort.
In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability, and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts who consult with us and review designs, materials, concepts for product and manufacturing process improvements, and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts, and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, NIKE is simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, the various NIKE design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE AIR, Lunar, Shox, Free, Flywire, Dri-Fit, FlyKnit, NIKE+, and NIKE Fuel technologies through Running, Basketball, Men's Training, Women's Training, and Sportswear, among others, typifies the Company's dedication to designing innovative products.

Manufacturing
We are supplied by approximately 150 footwear factories located in 14 countries. The largest single footwear factory accounted for approximately 5% of total fiscal 2014 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers who often operate multiple factories. In fiscal 2014, contract factories in Vietnam, China, and Indonesia manufactured approximately 43%, 28%, and 25% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India, and Mexico to manufacture footwear for sale primarily within those countries. In fiscal 2014, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2014 footwear production, and in aggregate accounted for approximately 67% of NIKE Brand footwear production in fiscal 2014.
We are supplied by approximately 430 apparel factories located in 41 countries. The largest single apparel factory accounted for approximately 7% of total fiscal 2014 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers who often operate multiple factories. In fiscal 2014, most of this apparel production occurred in China, Vietnam, Thailand, Indonesia, Sri Lanka, Pakistan, and Malaysia. In fiscal 2014, one apparel contract manufacturer accounted for greater than 10% of fiscal 2014 apparel production, and the top five contract manufacturers in aggregate accounted for approximately 34% of NIKE Brand apparel production in fiscal 2014.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2014, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, Inc., with facilities near Beaverton, Oregon and in St. Louis, Missouri, as well as independent contractors in China and Vietnam, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled), specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat, repel rain and/or snow, as well as plastic and metal hardware. NIKE’s independent contractors and suppliers buy raw materials in bulk for the manufacturing of our footwear, apparel, and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2014, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, and Thailand, excluding products produced and sold in the same country. Approximately 8% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2015.

International Operations and Trade
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible revaluation of currencies, export and import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds, and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such material effects occurring in the future.
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
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. In Brazil, we are actively monitoring for dumping investigations against products from China and other countries that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may increase customs clearance times for imports of footwear, apparel, and equipment. Moreover, with respect to trade restrictions targeting China, which represents an important sourcing and consumer marketing country for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
Where trade protection measures are implemented, we believe that we have the ability to develop, over a period of time, adequate alternative sources of supply for the products obtained from our present suppliers. If events prevented us from acquiring products from our suppliers in a particular country, our operations could be temporarily disrupted and we could experience an adverse financial impact. However, we believe we could abate any such disruption, and that much of the adverse impact on supply would, therefore, be of a short-term nature, although alternate sources of supply might not be as cost-effective and could have an ongoing adverse impact on profitability.

Competition
The athletic footwear, apparel, and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure footwear, apparel, and equipment, including adidas, V.F. Corp., Puma, Li Ning, and Under Armour, among others. We also compete with a number of vertical retailers such as lululemon athletica and Uniqlo. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.
NIKE is the largest seller of athletic footwear, apparel, and equipment in the world. Important aspects of competition in this industry are:

•	product quality; performance and reliability; new product innovation and development; and consumer price/value;

•
consumer connection and affinity for brands and products, developed through marketing and promotion; customer support and service; identification with prominent and influential athletes, coaches, teams, colleges, and sports leagues who endorse our brands and use our products; and active engagement through sponsored sporting events and clinics; and

•	effective distribution of products, with attractive merchandising and presentation at retail, both in store and online.
We believe that we are competitive in all of these areas.

Trademarks and Patents
We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions. In addition, we own many other trademarks that we utilize in marketing our products. We own common law rights in the trade dress of several significant shoe designs and elements. For certain trade dress, we have sought and obtained federal trademark registrations.
NIKE has copyright protection in its design, graphics and other original works. When appropriate, we have sought registrations for this content.
NIKE owns patents, and has a patent license, facilitating its use of “Air” technologies. The "Air" process utilizes pressurized gas encapsulated in polyurethane. Some of the early NIKE AIR patents have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE AIR patents will not expire for several years.
We also file and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents protecting components, manufacturing techniques, features, and industrial design used in various athletic and leisure footwear, apparel, athletic equipment, digital devices, and golf products. These patents expire at various times; and patents issued for applications filed this calendar year in the United States will last until 2028 for design patents and until 2034 for utility patents.
We believe our success depends primarily upon our capabilities in design, research and development, production, and marketing rather than exclusively upon our patent position. However, we have followed a policy of filing patent applications for the United States and select foreign countries on inventions, designs, and improvements that we deem valuable. We continue to vigorously protect our trademarks and patents against infringement.

Employees
As of May 31, 2014, we had approximately 56,500 employees worldwide, including retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 18, 2014 are as follows:
Philip H. Knight, Chairman of the Board of Directors — Mr. Knight, 76, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990 and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.
Mark G. Parker, President and Chief Executive Officer — Mr. Parker, 58, was appointed President and Chief Executive Officer in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing, and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998, and President of the NIKE Brand in 2001.
David J. Ayre, Executive Vice President, Global Human Resources — Mr. Ayre, 54, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.
Donald W. Blair, Executive Vice President and Chief Financial Officer — Mr. Blair, 56, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division, and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins & Sells.
Trevor A. Edwards, President, NIKE Brand — Mr. Edwards, 51, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts for Foot Locker in 1993, Director of Marketing for the Americas Region in 1995, Director of Marketing for Europe in 1997, Vice President, Marketing for the Europe, Middle East and Africa Region in 1999, and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002, Vice President, Global Brand and Category Management in 2006 and President, NIKE Brand in 2013. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.
Jeanne P. Jackson, President, Product and Merchandising — Ms. Jackson, 62, joined NIKE in 2009. She was appointed President, Direct to Consumer in 2009 and President, Product and Merchandising in 2013. Ms. Jackson also served as a member of the NIKE, Inc. Board of Directors from 2001 through 2009. She founded and served as Chief Executive Officer of MSP Capital, a private investment company, from 2002 to 2009. Ms. Jackson was Chief Executive Officer of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and Chief Executive Officer of Banana Republic from 1995 to 2000, also serving as Chief Executive Officer of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue, and Federated Department Stores.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 50, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed to Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.
Bernard F. Pliska, Vice President, Corporate Controller — Mr. Pliska, 52, joined NIKE as Corporate Controller in 1995. He was appointed Vice President, Corporate Controller in 2003. Prior to NIKE, Mr. Pliska was with Price Waterhouse from 1984 to 1995. Mr. Pliska is a certified public accountant.
John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 45, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas Regions in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007, and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 50, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas Region in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998, and Vice President & General Manager of the Americas Region in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009, and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

ITEM 1A. Risk Factors
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including Forms 8-K, 10-Q, and 10-K, and include, among others, the following: international, national, and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel, and equipment markets; intense competition among designers, marketers, distributors, and sellers of athletic footwear, apparel, and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products, and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products, and the various market factors described above; difficulties in implementing, operating, and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations, and returns; the ability of NIKE to sustain, manage, or forecast its growth and inventories; the size, timing, and mix of purchases of NIKE’s products; increases in the cost of materials, labor, and energy used to manufacture products, new product development, and introduction; the ability to secure and protect trademarks, patents, and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE's decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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
Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts, or opinions, such reports are not the responsibility of NIKE.
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel, and equipment industry is highly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies, and large companies having diversified lines of athletic and leisure footwear, apparel, and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products.
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
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting, and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation, and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. We could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending, and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and online dissemination of advertising campaigns. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend, and expand our brand image, then our product sales, financial condition, and results of operations could be materially and adversely affected.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.
Our success depends on our ability to identify, originate, and define product trends as well as to anticipate, gauge, and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles, and categories, and influencing sports and fitness preferences through aggressive marketing, we could experience lower sales, excess inventories, or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition, and results of operations.
We rely on technical innovation and high-quality products to compete in the market for our products.
Technical innovation and quality control in the design and manufacturing process of footwear, apparel, and athletic equipment is essential to the commercial success of our products. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability, and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists, and other experts to develop and test cutting edge performance products. While we strive to produce products that help to enhance athletic performance, reduce injury, and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.
Failure to continue to obtain high quality endorsers of our products could harm our business.
We establish relationships with professional athletes, sports teams, and leagues to develop, evaluate and promote our products, as well as establish product authenticity with consumers. If certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams, or leagues associated with our products that harm the reputations of those athletes, teams, or leagues, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into cost-effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand, sales, and profitability.
Currency exchange rate fluctuations could result in lower revenues, higher costs, and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States. As a result, we conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, including amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected, and could continue to have an adverse effect on our results of operations and financial condition.

We may hedge certain foreign currency exposures to lessen and delay, but not to completely eliminate, the effects of foreign currency fluctuations on our financial results. Since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.
Global economic conditions could have a material adverse effect on our business, operating results, and financial condition.
Although the global economy has been showing signs of improvement, its uncertain state continues to impact businesses around the world, and most acutely in emerging markets and developing economies. Continuing uncertainty in the global capital and credit markets have led to fluctuations in the availability of business credit and capital liquidity, a contraction of consumer credit, business failures, sustained unemployment at historically high levels, and declines in consumer confidence and spending in many parts of the world. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results, and financial condition:

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

•
Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins, and profitability.

•
If retailers of our products experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts, and increased bad debt expense.

•	If retailers of our products experience severe financial difficulty, some may become insolvent and cease business operations, which could negatively impact the sale of our products to consumers.

•
If contract manufacturers of our products or other participants in our supply chain experience difficulty obtaining financing in the capital and credit markets to purchase raw materials or to finance capital equipment and other general working capital needs, it may result in delays or non-delivery of shipments of our products.

Our business is affected by seasonality, which could result in fluctuations in our operating results.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel, and equipment. In addition, our customers may cancel orders, change delivery schedules, or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix, and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Futures orders may not be an accurate indication of our future revenues.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders, and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of changes in revenues for any future period. This is because the mix of orders can shift between futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, shipping timing, returns, and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations, and sales from our Converse, Hurley, and NIKE Golf businesses.
Our futures ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins, cash flows and harm to our business.
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
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which have had an adverse effect on our business. When the retail economy weakens, retailers may be more cautious with orders. A slowing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, and impair our ability to sell products.
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
Our Direct to Consumer operations have required and will continue to require a substantial investment and commitment of resources, and are subject to numerous risks and uncertainties.
Our Direct to Consumer stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory, and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities. Because of their unique design elements, locations, and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our Direct to Consumer operations, a decline in sales, or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements, and employee-related costs.
Many factors unique to retail operations, some of which are beyond the Company’s control, pose risks and uncertainties. Risks include, but are not limited to: credit card fraud; mismanagement of existing retail channel partners; and inability to manage costs associated with store construction and operation. In addition, extreme weather conditions in the areas in which our stores are located could adversely affect our business. Risks specific to our e-commerce business also include diversion of sales from our and our retailer's brick and mortar stores, difficulty in recreating the in-store experience through direct channels, and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions. In addition, we own many other trademarks that we utilize in marketing our products and services.
We believe that our trademarks, patents, trade secrets, and other intellectual property rights are important to our brand, our success, and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trade secret misappropriation or trademark, copyright, design patent, utility patent, or other intellectual property infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products.
The actions we take to establish and protect trademarks, copyrights, trade secrets, patents, and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim that we infringe on their trademarks, copyrights, patents, or other intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation, and/or sale of certain products.
We take various actions to prevent confidential information from unauthorized use and/or disclosure. Such actions include contractual measures such as entering into non-disclosure agreements and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information might not always be effective. Confidential information that is related to business strategy, new technologies, mergers and acquisitions, unpublished financial results, or personal data could be prematurely or inadvertently used and/or disclosed, resulting in a loss of reputation, or a decline in our stock price, or a negative impact on our market position, and could lead to damages, fines, penalties, or injunctions.
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
We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information, or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer relationships and reputation, and result in lost sales, fines, or lawsuits.

In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility, and could have a negative impact on revenues and profits.
Failure of our contractors or our licensees’ contractors to comply with our code of conduct, local laws, and other standards could harm our business.
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, health, and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.
Our international operations involve inherent risks which could result in harm to our business.
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments, and changes in economic conditions in countries in which we manufacture or sell products. In addition, disease outbreaks, terrorist acts, and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets, and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs, or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust, or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations, or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We earn a substantial portion of our income in foreign countries. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted. Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
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
We and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that the proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions (required to be arm's length) may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings that expire in whole or in part from time to time. These tax holidays and rulings may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays and rulings are not extended, or if we fail to satisfy the conditions of the reduced tax rate, then our effective tax rate would increase in the future.
We are also subject to the examination of our tax returns by the Internal Revenue Service and other tax authorities. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant discretion. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made.
If one or more of our counterparty financial institutions default on their obligations to us or fail, we may incur significant losses.
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars, and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents, and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.

We rely on a concentrated source base of contract manufacturers to supply a significant portion of our footwear products.
NIKE is supplied by approximately 150 footwear factories located in 14 countries. We do not own or operate any of our own manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the products we sell. In fiscal 2014, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2014 footwear production, and in aggregate accounted for approximately 67% of NIKE Brand footwear production in fiscal 2014. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition, or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards, or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Our products are subject to risks associated with overseas sourcing, manufacturing, and financing.
The principal materials used in our apparel products — natural and synthetic fabrics and threads, specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat, or repel rain and/or snow as well as plastic and metal hardware — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, nylon, leather, canvas, and polyurethane films — are also locally available to manufacturers. Both our apparel and footwear products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, and employ adequate personnel. NIKE contractors and suppliers buy raw materials in bulk and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards, and labor, health, and safety standards. Any delays, interruption, or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long- term.
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
In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2014, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, Malaysia, South Africa, and Thailand (collectively the "Sojitz Markets"), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
Our success depends on our global distribution facilities.
We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales, and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities, and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects that could be caused by significant disruptions in our distribution facilities.
We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy, or interruption of that technology could harm our ability to effectively operate our business.
We are heavily dependent on information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales, and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations, and other business activities. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these information technology systems. Over a number of years, we have implemented information technology systems in all of the geographical regions in which we operate. Our work to integrate and enhance these systems and related processes in our global operations is ongoing. The failure of these systems to operate effectively or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem, and may have an adverse effect on our results of operations and financial condition.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal, and tax requirements. If our information technology systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal data collection and use for digital marketing, digital commerce, and the marketing and use of our Digital Sport products. We also engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors, and consumers. Our information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown.
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
Additionally, the economic environment may at times make it difficult to determine the fair market rent of real estate properties domestically and internationally. This could impact the quality of our decisions to exercise lease options at previously negotiated rents and to renew expiring leases at negotiated rents. Any adverse effect on the quality of these decisions could impact our ability to retain real estate locations adequate to meet our targets or efficiently manage the profitability of our existing fleet of stores, which could have an adverse effect on our operating results and financial condition.
Extreme weather conditions and natural disasters could negatively impact our operating results and financial condition.
Extreme weather conditions in the areas in which our retail stores, suppliers, customers, and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes, and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers, or result in economic instability that may negatively impact our operating results and financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in business infrastructure, new businesses, product offering and manufacturing innovation, and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
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
Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain, and motivate our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
The sale of a large number of shares held by our Chairman could depress the market price of our common stock.
As of June 30, 2014, Philip H. Knight, Co-founder and Chairman of our Board of Directors, beneficially owned more than 75.1% of our Class A Common Stock. If on June 30, 2014 all of his Class A Common Stock were converted into Class B Common Stock, Mr. Knight would have owned more than 16.2% of our Class B Common Stock. These shares are available for resale, subject to the requirements of the U.S. securities laws. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.
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
There are provisions of our articles of incorporation and Oregon law that are intended to protect shareholder interests by providing the Board of Directors a means to attempt to deny coercive takeover attempts or to negotiate with a potential acquirer in order to obtain more favorable terms. Such provisions include a control share acquisition statute, a freeze-out statute, two classes of stock that vote separately on certain issues, and the fact that holders of Class A Common Stock elect three-quarters of the Board of Directors rounded down to the next whole number. However, such provisions could discourage, delay or prevent an unsolicited merger, acquisition, or other change in control of our company that some shareholders might believe to be in their best interests or in which shareholders might receive a premium for their common stock over the prevailing market price. These provisions could also discourage proxy contests for control of the Company.
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
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is a 270-acre facility of 38 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by more than 8,500 employees engaged in management, research, design, development, marketing, finance, and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies, and manages certain brand management functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, DTC and merchandising strategies in the region, among other functions. In the United States, there are five significant distribution centers in Memphis, Tennessee; two are owned and three are leased. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased distribution facilities for non-NIKE Brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities outside the United States. The most significant are the distribution facilities located in Laakdal, Belgium; Taicang, China; and Tomisato, Japan; all of which we own.
NIKE IHM, Inc. manufactures Air-Sole cushioning components at NIKE-owned facilities located near Beaverton, Oregon and in St. Charles, Missouri. We also manufacture and sell small amounts of various other plastic products to other manufacturers through NIKE IHM, Inc.
Aside from the principal properties described above, we lease approximately 111 sales offices and approximately 110 administrative offices worldwide. We lease more than 850 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” in Part 1 of this Report. Our leases expire at various dates through the year 2033.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 18, 2014, there were 32,758 holders of record of our Class B Common Stock and 21 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock. All share and per share amounts presented are reflective of the two-for-one stock split that began trading at the split adjusted price on December 26, 2012.

Fiscal 2014 (June 1, 2013 — May 31, 2014)	High	Low	Dividends Declared
First quarter	$66.85	$59.11	$0.21
Second quarter	79.87	63.50	0.24
Third quarter	80.26	69.85	0.24
Fourth quarter	80.09	70.60	0.24
Fiscal 2013 (June 1, 2012 — May 31, 2013)	High	Low	Dividends Declared
First quarter	$54.32	$43.89	$0.18
Second quarter	50.42	45.30	0.21
Third quarter	55.55	48.46	0.21
Fourth quarter	65.91	53.49	0.21
The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2014. During the second quarter of fiscal 2013, the Company completed the previous four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008. During the prior program, the Company purchased a total of 118.8 million shares at an average price of $42.08 per share. Following the completion of this program, the Company began repurchases under the four-year, $8 billion share repurchase program approved by the Board in September 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2014	2,775,000	$77.68	2,775,000	$5,280
April 1 — April 30, 2014	4,797,224	$73.16	4,797,224	$4,929
May 1 — May 31, 2014	4,709,740	$73.40	4,709,740	$4,583
	12,281,964	$74.27	12,281,964

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2009 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index, and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested on the day of issuance.
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
The stock performance shown on the performance graph above is not necessarily indicative of future performance. The Company will not make or endorse any predictions as to future stock performance.
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

ITEM 6. Selected Financial Data
Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations; refer to Note 15 — Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements for additional information regarding discontinued operations. All per share amounts are reflective of the two-for-one stock split that began trading at the split-adjusted price on December 26, 2012.

(Dollars in millions, except per share data and financial ratios)	Financial History
	2014	2013(1)	2012(1)	2011(1)	2010(1)
Year Ended May 31,
Revenues	$27,799	$25,313	$23,331	$20,117	$18,324
Gross profit	12,446	11,034	10,148	9,202	8,498
Gross margin %	44.8%	43.6%	43.5%	45.7%	46.4%
Net income from continuing operations	2,693	2,451	2,257	2,163	1,916
Net income (loss) from discontinued operations	—	21	(46)	(39)	(16)
Net income	2,693	2,472	2,211	2,124	1,900
Earnings per share from continuing operations:
Basic earnings per common share	3.05	2.74	2.45	2.27	1.98
Diluted earnings per common share	2.97	2.68	2.40	2.23	1.94
Earnings per share from discontinued operations:
Basic earnings per common share	—	0.02	(0.05)	(0.04)	(0.02)
Diluted earnings per common share	—	0.02	(0.05)	(0.04)	(0.02)
Weighted average common shares outstanding	883.4	897.3	920.0	951.1	971.0
Diluted weighted average common shares outstanding	905.8	916.4	939.6	971.3	987.8
Cash dividends declared per common share	0.93	0.81	0.70	0.60	0.53
Cash flow from operations, inclusive of discontinued operations	3,003	2,968	1,824	1,796	3,167
Price range of common stock:
High	80.26	65.91	57.20	46.15	39.28
Low	59.11	43.89	39.29	33.61	25.08
At May 31,
Cash and equivalents	$2,220	$3,337	$2,254	$1,877	$3,026
Short-term investments	2,922	2,628	1,503	2,661	2,120
Inventories	3,947	3,484	3,251	2,630	1,953
Working capital, excluding assets and liabilities of discontinued operations(2)(3)	8,669	9,686	7,531	7,275	7,518
Total assets, excluding assets of discontinued operations(2)	18,594	17,545	14,804	14,398	13,852
Long-term debt	1,199	1,210	228	276	446
Capital lease obligations	74	81	—	—	—
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	10,824	11,081	10,319	9,793	9,713
Year-end stock price	76.91	61.66	54.09	42.23	36.19
Market capitalization	66,921	55,124	49,546	39,523	35,032
Financial Ratios:
Return on equity	24.6%	23.1%	22.0%	21.8%	20.7%
Return on assets	14.9%	15.3%	15.1%	15.0%	14.3%
Inventory turns	4.1	4.2	4.5	4.8	4.7
Current ratio at May 31	2.7	3.5	3.0	2.9	3.3
Price/Earnings ratio at May 31	25.9	22.8	23.0	19.3	18.8

(1)
Prior year amounts have been revised to correct immaterial misstatements, as described in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements. Shareholders' equity for fiscal year 2010 includes a decrease to beginning Retained earnings of $34 million for the cumulative effect of the revision to correctly expense internally developed patent and trademark costs as incurred.

(2)	Assets of discontinued operations were $0 million, $0 million, $615 million, $560 million, and $530 million for the years ended May 31, 2014, 2013, 2012, 2011, and 2010, respectively.

(3)	Liabilities of discontinued operations were $0 million, $18 million, $170 million, $184 million, and $182 million for the years ended May 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Selected Quarterly Financial Data

(Unaudited) (Dollars in millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2014(1)	2013(1)	2014(1)	2013(1)	2014(1)	2013(1)	2014	2013(1)
Revenues	$6,971	$6,474	$6,431	$5,955	$6,972	$6,187	$7,425	$6,697
Gross profit	3,132	2,828	2,826	2,530	3,103	2,736	3,385	2,940
Gross margin %	44.9%	43.7%	43.9%	42.5%	44.5%	44.2%	45.6%	43.9%
Net income from continuing operations	779	582	534	519	682	660	698	690
Net income (loss) from discontinued operations	—	(18)	—	(137)	—	204	—	(28)
Net income	779	564	534	382	682	864	698	662
Earnings per share from continuing operations:
Basic earnings per common share	0.88	0.64	0.60	0.58	0.77	0.74	0.80	0.77
Diluted earnings per common share	0.86	0.63	0.59	0.57	0.75	0.72	0.78	0.76
Earnings per share from discontinued operations:
Basic earnings per common share	—	(0.03)	—	(0.15)	—	0.23	—	(0.03)
Diluted earnings per common share	—	(0.02)	—	(0.15)	—	0.22	—	(0.03)
Weighted average common shares outstanding	889.4	905.6	888.0	897.0	882.3	893.9	873.7	892.6
Diluted weighted average common shares outstanding	910.7	922.8	910.6	913.1	904.8	911.7	895.2	913.4
Cash dividends declared per common share	0.21	0.18	0.24	0.21	0.24	0.21	0.24	0.21
Price range of common stock
High	66.85	54.32	79.87	50.42	80.26	55.55	80.09	65.91
Low	59.11	43.89	63.50	45.30	69.85	48.46	70.60	53.49

(1)
Amounts presented have been revised from what was previously filed to correctly expense internally developed patent and trademark costs as incurred. As a result of this revision, Net income as previously presented for the three months ended August 31, 2013, November 30, 2013 and February 28, 2014 decreased by $1 million, $3 million and $3 million, respectively. Net income as previously presented for the three months ended August 31, 2012, November 30, 2012, February 28, 2013 and May 31, 2013 decreased by $3 million, $2 million, $2 million and $6 million, respectively. The Company plans to reflect the revised amounts in its quarterly Condensed Consolidated Financial Statements for fiscal 2014 in future filings containing such information. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE designs, develops, markets, and sells athletic footwear, apparel, equipment, accessories, and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, as well as through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites (which we refer to as our “Direct to Consumer” or "DTC" operations), and through a mix of independent distributors, licensees, and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment, and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands, and delivering compelling consumer experiences at retail and online.
In addition to achieving long-term, sustainable revenue growth, we continue to strive to deliver shareholder value by driving operational excellence in several key areas:

•	Expanding gross margin by:
- Delivering innovative, premium products that command higher prices while maintaining a strong consumer price-to-value proposition;
- Reducing product costs through a continued focus on manufacturing efficiency, product design, and innovation; and
- Making our supply chain a competitive advantage.

•
Improving selling and administrative expense productivity by focusing on investments that drive economic returns in the form of incremental revenue and gross profit, and leveraging existing infrastructure across our portfolio of businesses to eliminate duplicative costs;

•	Improving working capital efficiency; and

•	Deploying capital effectively.
Through execution of this strategy, our long-term financial goals continue to be:

•	High single-digit revenue growth,

•	Mid-teens earnings per share growth,

•	Consistent return on invested capital and accelerated cash flows, and

•	Steady results through effective management of our diversified portfolio of businesses.
Over the past ten years, we have achieved many of these financial goals. During this time, revenues and diluted earnings per common share for NIKE, Inc., inclusive of both continuing and discontinued operations, have grown 9% and 13%, respectively, on an annual compounded basis. Our return on invested capital has increased from 22% to 25% and we expanded gross margins by approximately 190 basis points.
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
Our fiscal 2014 results from continuing operations demonstrated the power of the NIKE, Inc. portfolio to deliver consistent growth in revenues, earnings, and cash returns to shareholders, while investing for long-term growth. Despite significant foreign currency headwinds, we delivered record revenues and earnings per share in fiscal 2014. Our revenues grew 10% to $27.8 billion, net income from continuing operations increased 10% to $2.7 billion, and we delivered diluted earnings per common share of $2.97, an 11% increase from fiscal 2013.
Earnings before interest and income taxes ("EBIT") from continuing operations increased 10% for fiscal 2014, driven by revenue growth and improved gross margin, which more than offset higher selling and administrative expense. The increase in revenues was driven by growth across nearly all NIKE Brand geographies, key categories, and product types. This growth was primarily fueled by:

•	Innovative performance and sportswear products, incorporating proprietary technology platforms such as NIKE AIR, Lunar, Shox, Free, Flywire, Dri-Fit, FlyKnit, NIKE+, and NIKE Fuel;

•
Deep brand connections to consumers through a category lens, reinforced by investments in endorsements by high-profile athletes and teams, high-impact marketing around global sporting events (such as the World Cup, Olympics, and NFL Super Bowl) and digital marketing; and

•	Strong category retail presentation online and at NIKE-owned and retail partner stores.
We also delivered strong results for Converse, with revenue and EBIT growth of 16% and 17%, respectively.
Our gross margins improved largely due to the positive impact of higher average selling prices and contribution from our higher margin DTC business, partially offset by higher product input costs, due primarily to labor cost inflation in our product costs, and foreign currency headwinds.
For fiscal 2014, the growth of our net income from continuing operations was positively affected by a year-over-year decrease in our effective tax rate. In addition, diluted earnings per common share grew at a higher rate than net income due to a 1% decrease in the weighted average number of diluted common shares outstanding as a result of share repurchases.
During the second quarter of fiscal 2013, we completed the sale of certain assets of the Umbro brand and recorded a loss on the sale of these assets of $107 million, net of tax. During the third quarter of fiscal 2013, we completed the sale of Cole Haan and recorded a gain on sale of $231 million, net of tax. As of May 31, 2013, the Company had substantially completed all transition services related to the sale of both businesses. Unless otherwise indicated, the following disclosures reflect the Company's continuing operations; refer to our “Discontinued Operations" section for additional information regarding our discontinued operations.
While macroeconomic uncertainties in the global economy are likely to persist, we continue to see opportunities to drive future growth and remain committed to effectively managing our business to achieve our financial goals over the long term by executing against the operational strategies outlined above.

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

(Dollars in millions, except per share data)	Fiscal 2014	Fiscal 2013(1)	% Change	Fiscal 2012(1)	% Change
Revenues	$27,799	$25,313	10%	$23,331	8%
Cost of sales	15,353	14,279	8%	13,183	8%
Gross profit	12,446	11,034	13%	10,148	9%
Gross margin %	44.8%	43.6%		43.5%
Demand creation expense	3,031	2,745	10%	2,607	5%
Operating overhead expense	5,735	5,051	14%	4,472	13%
Total selling and administrative expense	8,766	7,796	12%	7,079	10%
% of Revenues	31.5%	30.8%		30.3%
Interest expense (income), net	33	(3)	—	4	—
Other expense (income), net	103	(15)	—	54	—
Income before income taxes	3,544	3,256	9%	3,011	8%
Income tax expense	851	805	6%	754	7%
Effective tax rate	24.0%	24.7%		25.0%
Net income from continuing operations	2,693	2,451	10%	2,257	9%
Net income (loss) from discontinued operations	—	21	—	(46)	—
Net income	$2,693	$2,472	9%	$2,211	12%
Diluted earnings per share - continuing operations	$2.97	$2.68	11%	$2.40	12%
Diluted earnings per share - discontinued operations	$—	$0.02	—	$(0.05)	—

(1)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2014	Fiscal 2013(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2012(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$16,208	$14,635	11%	12%	$13,513	8%	11%
Apparel	8,109	7,491	8%	10%	6,958	8%	10%
Equipment	1,670	1,640	2%	4%	1,429	15%	17%
Global Brand Divisions(3)	125	115	9%	6%	111	4%	7%
Total NIKE Brand Revenues	26,112	23,881	9%	11%	22,011	8%	11%
Converse	1,684	1,449	16%	15%	1,324	9%	10%
Corporate(4)	3	(17)	—	—	(4)	—	—
TOTAL NIKE, INC. REVENUES	$27,799	$25,313	10%	11%	$23,331	8%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$20,683	$19,401	7%	8%	$18,335	6%	8%
Sales Direct to Consumer	5,304	4,365	22%	22%	3,565	22%	24%
Global Brand Divisions(3)	125	115	9%	6%	111	4%	7%
TOTAL NIKE BRAND REVENUES	$26,112	$23,881	9%	11%	$22,011	8%	11%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(5)
Sales to Wholesale Customers	$20,683	$19,401	7%	8%	$18,335	6%	8%
Sales from our Wholesale Operations to Direct to Consumer Operations	3,107	2,499	24%	25%	2,027	23%	25%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$23,790	$21,900	9%	10%	$20,362	8%	10%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Men's	$14,001	$13,073	7%	9%	$12,269	7%	9%
Women's	4,971	4,494	11%	12%	4,221	6%	9%
Young Athletes'	3,737	3,251	15%	16%	3,004	8%	11%
Others(6)	1,081	1,082	0%	1%	868	25%	27%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$23,790	$21,900	9%	10%	$20,362	8%	10%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Running	$4,623	$4,274	8%	10%	$3,694	16%	18%
Basketball	3,119	2,629	19%	19%	2,169	21%	22%
Football (Soccer)	2,270	1,930	18%	21%	1,862	4%	9%
Men’s Training	2,479	2,391	4%	5%	2,072	15%	17%
Women’s Training	1,149	1,067	8%	10%	1,011	6%	8%
Action Sports	738	683	8%	9%	664	3%	5%
Sportswear	5,877	5,569	6%	7%	5,764	-3%	-1%
Golf	789	792	0%	1%	726	9%	10%
Others(7)	2,746	2,565	7%	8%	2,400	7%	9%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$23,790	$21,900	9%	10%	$20,362	8%	10%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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

(5)
References to NIKE Brand wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no Direct to Consumer operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers, and (2) internal sales from our wholesale operations to our Direct to Consumer operations which are charged at prices that are comparable to prices charged to external wholesale customers.

(6)
Others include all unisex products, equipment, and other products not allocated to Men's, Women's, and Young Athletes', as well as certain adjustments that are not allocated to products designated by gender or age.

(7)	Others include all other categories and certain adjustments that are not allocated at the category level.
Fiscal 2014 Compared to Fiscal 2013
On a currency neutral basis, revenues from NIKE, Inc. continuing operations grew 11% for fiscal 2014, driven by increases in revenues for both the NIKE Brand and Converse. Every NIKE Brand geography delivered higher revenues for fiscal 2014. North America contributed 5 percentage points of the increase in NIKE, Inc. revenues, while Western Europe and Emerging Markets each contributed 2 percentage points and Central & Eastern Europe and Converse each contributed 1 percentage point.
On a currency neutral basis, NIKE Brand footwear and apparel revenues increased 12% and 10%, respectively, while NIKE Brand equipment revenues increased 4% during fiscal 2014. The increase in NIKE Brand footwear revenues for fiscal 2014 was mainly due to growth in our Basketball, Sportswear, Running, and Football (Soccer) categories. The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including NIKE and Brand Jordan Basketball styles; Running models with NIKE Free, Air Max, Lunar, and FlyKnit technologies; and performance Football (Soccer) products. Footwear unit sales in fiscal 2014 increased approximately 7% and the average selling price per pair increased approximately 5%, driven nearly equally by price increases and a shift in mix to higher priced products.
For NIKE Brand apparel, the increase in revenues for fiscal 2014 was driven by growth in all key categories, most notably our Football (Soccer), Running, and Women's Training categories. In fiscal 2014, unit sales of apparel increased approximately 6% and the average selling price per unit increased approximately 4%, driven by price increases, and to a lesser extent, a shift in mix to higher priced products.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our DTC businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For fiscal 2014, DTC revenues represented approximately 20% of our total NIKE Brand revenues compared to 18% in fiscal 2013. On a currency neutral basis, DTC revenues grew 22% for fiscal 2014, as comparable store sales grew 10% and we continued to open new stores and expand our e-commerce business. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year. Online sales through NIKE-owned websites, which are not included in comparable store sales, grew 42% in fiscal 2014. Online sales represented approximately 15% of our total NIKE Brand DTC revenues for fiscal 2014, compared to 12% for fiscal 2013.
On a wholesale equivalent basis and excluding the effects of changes in currency exchange rates, fiscal 2014 NIKE Brand Men's revenues increased 9% mainly as a result of strong growth in our Basketball, Football (Soccer), Running, and Sportswear categories. Women's revenues increased 12% in large part due to increases in our Running, Sportswear, and Women's Training categories. The 16% increase in the Young Athletes' business was driven by increases in the Basketball and Football (Soccer) categories in part due to our expanded footwear and apparel offerings for this age group.
Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, revenues from our NIKE, Inc. continuing operations grew 11% for fiscal 2013, driven by increases in revenues for both the NIKE Brand and Converse. Every NIKE Brand geography except Greater China delivered higher revenues for fiscal 2013. North America contributed 7 percentage points of the increase in NIKE, Inc. revenues, while Emerging Markets contributed 2 percentage points and Western and Central & Eastern Europe each contributed 1 percentage point. Greater China's results reduced NIKE, Inc. revenue growth by 1 percentage point. Revenues for Converse contributed 1 percentage point to our consolidated revenue growth.
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues increased 11% and 10%, respectively, while NIKE Brand equipment revenues increased 17% during fiscal 2013. The increase in NIKE Brand footwear revenues for fiscal 2013 was attributable to growth across our Running, Basketball, Football (Soccer), and Sportswear categories. The growth of NIKE footwear revenues continued to be fueled by increased demand for performance products, including Running models with NIKE Free and Lunar technologies, NIKE and Brand Jordan Basketball styles, and performance Football (Soccer) products. In fiscal 2013, unit sales of footwear increased approximately 7% and the average selling price per pair increased approximately 4%, driven equally by price increases and a shift in mix to higher priced products.
For NIKE Brand apparel, the increase in revenues for fiscal 2013 was driven by our Men's Training category (which includes the NFL licensed business), in addition to strong demand for Running and Basketball products. Apparel unit sales in fiscal 2013 increased approximately 7% and the average selling price per unit increased approximately 3%, reflecting a favorable mix of higher priced products, such as performance Running, Basketball, and NFL licensed apparel; and to a lesser extent, higher selling prices.
For fiscal 2013, DTC channels represented approximately 18% of overall NIKE Brand revenues compared to 16% in fiscal 2012. On a currency neutral basis, DTC revenues grew 24% for fiscal 2013, as comparable store sales grew 14% and we continued to expand our store network and e-commerce businesses. Online sales through NIKE-owned websites grew 32% in fiscal 2013 and represented approximately 12% of our total NIKE Brand DTC revenues for fiscal 2013.

On a wholesale equivalent and currency neutral basis, fiscal 2013 NIKE Brand Men's revenues increased 9% due primarily to growth in our Running, Men's Training, and Basketball categories. Women's revenues increased 9% driven primarily by an increase in Running and Women's Training. The 11% increase in the Young Athletes' business was due primarily to increases in Basketball.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2014 were 11% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 12%, with unit orders and average selling price per unit contributing approximately 8 and 4 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	11%	11%
Western Europe	25%	22%
Central & Eastern Europe	10%	14%
Greater China	6%	6%
Japan	-6%	0%
Emerging Markets	2%	9%
Total NIKE Brand futures orders	11%	12%

(1)
Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders, and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts, and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, NIKE Brand equipment, DTC operation sales, and sales from Converse, NIKE Golf, and Hurley.
Gross Margin

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change		Fiscal 2012	% Change
Gross profit	$12,446	$11,034	13%		$10,148	9%
Gross margin %	44.8%	43.6%	120	bps	43.5%	10	bps
Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, our consolidated gross margin was 120 basis points higher than fiscal 2013, primarily driven by higher NIKE Brand average selling prices (increasing gross margin approximately 160 basis points), attributable to both price increases and a shift in mix to higher priced products. Gross margin was also positively impacted by growth in our higher margin DTC business (increasing gross margin approximately 40 basis points) and improved margins due to cleaner closeout inventories (increasing margin approximately 20 basis points). These increases in gross margin were partially offset by higher product costs (decreasing gross margin approximately 50 basis points), primarily due to a shift in mix to higher cost products, as well as product labor input cost inflation. Gross margins were also negatively impacted by unfavorable foreign currency exchange rate movements (decreasing gross margin approximately 50 basis points).
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, our consolidated gross margin was 10 basis points higher than fiscal 2012, primarily driven by higher average selling prices (approximately 160 basis points) that were attributable to higher prices and a favorable sales mix. The positive benefit of higher net average selling prices was largely offset by higher product costs (approximately 110 basis points), primarily due to higher factory labor costs, and unfavorable foreign currency exchange rate movements (approximately 40 basis points).
In addition, in fiscal 2013 we experienced significant shifts in the mix of revenues from higher to lower margin segments of our business. While growth in these lower gross margin segments delivered incremental revenue and profits, it had a negative effect on our consolidated gross margin.

Total Selling and Administrative Expense

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change		Fiscal 2012	% Change
Demand creation expense(1)	$3,031	$2,745	10%		$2,607	5%
Operating overhead expense(2)	5,735	5,051	14%		4,472	13%
Total selling and administrative expense	$8,766	$7,796	12%		$7,079	10%
% of Revenues	31.5%	30.8%	70	bps	30.3%	50	bps

(1)	Demand creation expense consists of advertising and promotion expenses, including costs of endorsement contracts.

(2)
Fiscal 2013 and 2012 amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

Fiscal 2014 Compared to Fiscal 2013
Demand creation expense increased 10% compared to the prior year, mainly driven by marketing support for events, including the World Cup, higher sports marketing expense, key product launches and initiatives, and investments to upgrade the presentation of our products in wholesale accounts. For fiscal 2014, changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Compared to the prior year, Operating overhead expense increased 14%, primarily attributable to growth in our DTC business driven by new store openings, higher personnel costs, and e-commerce launches, as well as increased investments in our digital capabilities and corporate infrastructure. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense for fiscal 2014.
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
Compared to the prior year, Operating overhead expense increased 13%, primarily attributable to increased investments in our DTC operations, higher personnel costs, and corporate initiatives to support the growth of our overall business. Excluding the effects of changes in foreign currency exchange rates, the growth in Operating overhead expense was 15%.
Other Expense (Income), Net

(In millions)	Fiscal 2014	Fiscal 2013	Fiscal 2012
Other expense (income), net	$103	$(15)	$54
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Fiscal 2014 Compared to Fiscal 2013
Other expense (income), net shifted from $15 million of other (income), net for fiscal 2013 to $103 million of other expense, net, for fiscal 2014, primarily driven by a $90 million adverse change in foreign currency conversion gains and losses as well as an adverse legal judgment in the second quarter of the current year related to a long outstanding bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had an unfavorable impact on our Income before income taxes of $139 million for fiscal 2014.
Fiscal 2013 Compared to Fiscal 2012
Other expense (income), net shifted from $54 million of other expense, net for fiscal 2012 to $15 million of other (income) net, for fiscal 2013. This change was primarily driven by a $48 million decrease in foreign currency net losses as well as the recognition of a $24 million restructuring charge for NIKE Brand's Western Europe operations in fiscal 2012. These positive impacts were partially offset by smaller net gains from non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had an unfavorable impact on our Income before income taxes of $56 million for fiscal 2013.

Income Taxes

	Fiscal 2014	Fiscal 2013	% Change	Fiscal 2012	% Change
Effective tax rate	24.0%	24.7%	(70) bps	25.0%	(30) bps
Fiscal 2014 Compared to Fiscal 2013
The 70 basis point decrease in our effective tax rate for the fiscal year was primarily driven by an increase in earnings in lower tax jurisdictions.  During the fourth quarter of the fiscal year ended May 31, 2014, we reached a resolution with the IRS on an Advanced Pricing Agreement.  This agreement did not have a material impact on our effective tax rate for fiscal 2014. Refer to Note 9 — Income Taxes in the accompanying Notes to the Consolidated Financial Statements for additional disclosure.
Fiscal 2013 Compared to Fiscal 2012
The 30 basis point decrease in our effective tax rate for the fiscal year was primarily driven by the U.S. legislative retroactive reinstatement of the research and development tax credit and a reduction of tax reserves on foreign operations, partially offset by an increase in the percentage of earnings in higher tax jurisdictions.
Discontinued Operations
During fiscal 2013, we divested of Umbro and Cole Haan, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands. The results of the divestiture are presented as discontinued operations. Please refer to Note 15 — Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements for more detail.

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
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing, and selling of athletic footwear, apparel, and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan, and Emerging Markets. The Company’s NIKE Brand DTC operations are managed within each geographic segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing, and selling of casual sneakers, apparel, and accessories. Prior year amounts have been restated to conform to fiscal 2014 presentation.
As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program.
The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2014	Fiscal 2013(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2012(1)	% Change	% Change Excluding Currency Changes(2)
North America	$12,299	$11,158	10%	10%	$9,538	17%	17%
Western Europe	4,979	4,193	19%	14%	4,212	0%	5%
Central & Eastern Europe	1,387	1,229	13%	15%	1,146	7%	12%
Greater China	2,602	2,478	5%	3%	2,561	-3%	-5%
Japan	771	876	-12%	5%	920	-5%	2%
Emerging Markets	3,949	3,832	3%	13%	3,523	9%	16%
Global Brand Divisions(3)	125	115	9%	6%	111	4%	7%
Total NIKE Brand Revenues	26,112	23,881	9%	11%	22,011	8%	11%
Converse	1,684	1,449	16%	15%	1,324	9%	10%
Corporate(4)	3	(17)	—	—	(4)	—	—
TOTAL NIKE, INC. REVENUES	$27,799	$25,313	10%	11%	$23,331	8%	11%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. As discussed in Note 18 — Operating Segments and Related Information in the accompanying Notes to the Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.
The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2014	Fiscal 2013(1)	% Change	Fiscal 2012(1)	% Change
North America	$3,075	$2,641	16%	$2,092	26%
Western Europe	855	643	33%	599	7%
Central & Eastern Europe	279	234	19%	209	12%
Greater China	816	813	0%	913	-11%
Japan	131	139	-6%	135	3%
Emerging Markets	955	988	-3%	826	20%
Global Brand Divisions	(2,021)	(1,746)	-16%	(1,479)	-18%
Total NIKE Brand	4,090	3,712	10%	3,295	13%
Converse	496	425	17%	394	8%
Corporate(2)	(1,009)	(884)	-14%	(674)	-31%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	3,577	3,253	10%	3,015	8%
Interest expense (income), net	33	(3)	—	4	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$3,544	$3,256	9%	$3,011	8%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

(2)
Fiscal 2013 and 2012 amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

North America

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$7,495	$6,751	11%	11%	$5,941	14%	14%
Apparel	3,937	3,591	10%	10%	2,993	20%	20%
Equipment	867	816	6%	6%	604	35%	35%
TOTAL REVENUES	$12,299	$11,158	10%	10%	$9,538	17%	17%
Revenues by:
Sales to Wholesale Customers	$9,296	$8,571	8%	9%	$7,385	16%	16%
Sales Direct to Consumer	3,003	2,587	16%	16%	2,153	20%	20%
TOTAL REVENUES	$12,299	$11,158	10%	10%	$9,538	17%	17%
EARNINGS BEFORE INTEREST AND TAXES	$3,075	$2,641	16%		$2,092	26%
Fiscal 2014 Compared to Fiscal 2013
Our continued focus on the category offense drove increased demand for NIKE Brand products across all key categories for fiscal 2014. Our Basketball, Men's Training, Running, and Sportswear categories fueled the revenue growth in fiscal 2014. DTC revenue growth in North America for fiscal 2014 was driven by a 7% increase in comparable store sales, the addition of 16 net new stores, and strong online sales growth.
Footwear revenues growth in North America was driven by higher demand in nearly all key categories, led by our Basketball, Running, and Sportswear categories. For fiscal 2014, unit sales increased 7% and average selling price per pair increased 4%. The increase in average selling price per pair was driven by price increases and shift in mix toward higher priced products in nearly equal amounts.

North America apparel revenues growth was fueled by higher demand in all key categories, most notably our Men's Training, Women's Training, and Sportswear categories. Both unit sales and average selling price per unit increased, with unit sales increasing 6% and average selling price per unit increasing 4%. The increase in average selling price per unit was primarily driven by price increases, and to a lesser extent, a change in mix to higher priced products.
North America EBIT increased at a faster rate than revenues due to gross margin expansion and slight selling and administrative expense leverage. Gross margin increased 120 basis points for fiscal 2014, reflecting pricing initiatives as well as lower product costs as a result of favorable changes in product mix. These gross margin benefits were partially offset by higher off-price mix. Selling and administrative expenses grew in line with revenues as a result of higher operating overhead costs to support DTC growth and higher demand creation expense in support of the World Cup and key product and brand initiatives.
Fiscal 2013 Compared to Fiscal 2012
Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers in North America, driving increased demand for NIKE Brand products across all key categories except Action Sports. Our Basketball, Men's Training, Running, and Sportswear categories drove the revenue growth in fiscal 2013. North America's DTC revenue growth for fiscal 2013 was fueled by 15% growth in comparable store sales as well as the addition of new stores and rapid growth in online sales.
North America footwear revenues growth was driven by higher demand in all key categories, most notably Basketball, Running, and Sportswear. Both unit sales and average selling price per pair increased 7% in fiscal 2013. The increase in average selling price per pair was driven approximately equally by price increases and a favorable mix of higher priced products.
Apparel revenues growth in North America was driven by higher demand in our Men's Training category, reflecting the addition of the NFL licensed business, as well as Basketball, Women's Training, and Running. Unit sales increased 9% while average selling price per unit increased 11%, largely driven by a favorable mix of higher priced products.
North America EBIT increased faster than revenues due to gross margin expansion and selling and administrative expense leverage. Gross margin increased 50 basis points for fiscal 2013, reflecting the favorable impact of selling price increases, partially offset by higher product costs, an unfavorable mix of lower margin products, and royalties for the NFL business. Selling and administrative expenses increased versus fiscal 2012, though at a rate slower than revenues; the growth was largely driven by higher demand creation expense for the Olympics in the first quarter of fiscal 2013 as well as key product initiatives, including the NFL launch, and higher operating overhead costs to support the expansion of our DTC business and overall growth of the business.
Western Europe

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$3,299	$2,657	24%	20%	$2,538	5%	10%
Apparel	1,427	1,289	11%	7%	1,407	-8%	-4%
Equipment	253	247	2%	-1%	267	-7%	-3%
TOTAL REVENUES	$4,979	$4,193	19%	14%	$4,212	0%	5%
Revenues by:
Sales to Wholesale Customers	$4,022	$3,481	16%	11%	$3,623	-4%	1%
Sales Direct to Consumer	957	712	34%	29%	589	21%	27%
TOTAL REVENUES	$4,979	$4,193	19%	14%	$4,212	0%	5%
EARNINGS BEFORE INTEREST AND TAXES	$855	$643	33%		$599	7%
Fiscal 2014 Compared to Fiscal 2013
The ongoing implementation of the category offense in Western Europe yielded successful results in fiscal 2014. On a currency neutral basis, all territories in Western Europe reported revenue growth for fiscal 2014, except Italy and Iberia, which declined 7% and 1%, respectively. Revenues for the U.K. & Ireland and AGS (Austria, Germany, and Switzerland), our largest territories in Western Europe, increased 20% and 23%, respectively. On a category basis, revenue growth in fiscal 2014 was fueled by our Running, Football (Soccer), and Sportswear categories. The growth in DTC revenues for fiscal 2014 was driven by 17% growth in comparable store sales, rapid growth in online sales, and the addition of 19 net new stores.
Constant currency footwear revenues growth in Western Europe reflected increases in every key category, most notably our Sportswear, Running, Football (Soccer), and Basketball categories. Unit sales in fiscal 2014 increased 11% and average selling price per pair increased 9%. The increase in average price per pair was primarily the result of price increases, a shift in mix to higher priced products, and lower discounts.
The constant currency increase in Western Europe apparel revenues was due to increases in Football (Soccer), Running, and Women's Training, partially offset by a decline in Sportswear. Unit sales increased 3% while average selling price per unit increased 4%, driven primarily by lower discounts on off-price closeout sales compared to the prior year.
On a reported basis, Western Europe EBIT for fiscal 2014 grew at a faster rate than revenues as a result of a 150 basis point increase in gross margin and selling and administrative expense leverage. The gross margin increase was fueled by higher average selling prices, growth in our higher margin DTC business, lower discounts, and lower off-price mix, which more than offset unfavorable standard foreign currency exchange rates and higher product input costs. Selling and administrative expense was lower as a percentage of revenue despite higher operating overhead costs to support growth in our DTC business and higher demand creation spending for sports marketing to support key events such as the World Cup.

Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, most territories in Western Europe reported revenue growth for fiscal 2013, which more than offset revenues declines of 17% and 18% in Italy and Iberia, respectively, reflecting poor economic conditions in southern Europe. Revenues for the U.K. & Ireland and AGS territories increased 8% and 12%, respectively. The growth in DTC revenues reflected 17% growth in comparable store sales, the addition of 19 net new stores and strong growth in online sales. On a category basis, Western Europe's revenues growth was largely driven by growth in our Running and Basketball categories.
Constant currency footwear revenues growth in Western Europe was primarily driven by growth in Running, Sportswear, and Basketball. Unit sales increased 7% and average selling price per pair increased 3%, the latter primarily the result of price increases.
The constant currency decrease in Western Europe apparel revenues was due to a decline in Sportswear, partially offset by growth in Running, Men's Training, and Basketball. Unit sales in fiscal 2013 decreased 1% while average selling price per unit decreased 3%, as higher discounts on closeout sales more than offset selling price increases.
The EBIT growth in fiscal 2013 was driven by a 200 basis point increase in gross margin, partially offset by higher selling and administrative expenses. The gross margin increase was primarily driven by favorable standard foreign currency exchange rates; higher net average selling prices were mostly offset by higher product costs. The increase in selling and administrative expense was mainly driven by an increased level of demand creation spending around the European Football Championships and Olympics in the first quarter of fiscal 2013, as well as higher sports marketing expense. Additionally, operating overhead costs increased to support the expansion of our DTC business and overall growth of the business. Fiscal 2013 EBIT growth for Western Europe was also increased by a $24 million, one-time restructuring charge that was recorded in Other expense (income), net, in the fourth quarter of fiscal 2012.
Central & Eastern Europe

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$763	$672	14%	15%	$631	6%	11%
Apparel	532	468	14%	17%	430	9%	14%
Equipment	92	89	3%	7%	85	5%	9%
TOTAL REVENUES	$1,387	$1,229	13%	15%	$1,146	7%	12%
EARNINGS BEFORE INTEREST AND TAXES	$279	$234	19%		$209	12%
Fiscal 2014 Compared to Fiscal 2013
On a currency neutral basis, Central & Eastern Europe revenues for fiscal 2014 was driven by growth across nearly all territories, particularly Russia, our largest territory, which grew 14%, and Turkey, which grew 17%. Revenues growth in Central & Eastern Europe was driven by growth in nearly every key category, led by Football (Soccer) and Running.
Constant currency footwear revenues growth in fiscal 2014 was driven by growth in nearly all categories, most notably Running and Football (Soccer). Unit sales increased 11% while average selling price per pair increased 4%, due primarily to price increases.
Constant currency apparel revenues growth in fiscal 2014 was driven by growth in every key category, led by Football (Soccer) and Running. Unit sales increased 15%, while average selling price per unit increased 2%, driven by price increases.
On a reported basis, EBIT for Central & Eastern Europe grew faster than revenues primarily due to gross margin improvement, partially offset by higher selling and administrative expense. Gross margin increased 180 basis points, primarily driven by price increases, a shift in mix to higher margin products, warehousing efficiencies, and the favorable impact of our higher margin DTC business, partially offset by unfavorable standard foreign currency exchange rates. Selling and administrative expense increased as a result of higher demand creation expense to support key events as well as higher operating overhead to support overall growth, including our expanding DTC business.
Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, Central & Eastern Europe revenues for fiscal 2013 was driven by growth across most territories, particularly Russia and Turkey, which grew 28% and 19%, respectively. Revenues growth in Central & Eastern Europe was driven by growth in all key categories, most notably Running, Football (Soccer), and Sportswear.
Constant currency footwear revenues growth in fiscal 2013 was primarily driven by growth in Running, Football (Soccer), and Basketball, partially offset by lower revenues in Sportswear. Unit sales increased 6% while average selling price per pair increased 5%, primarily driven by price increases.
Constant currency apparel revenues growth in fiscal 2013 was driven by growth in nearly all categories, most notably Sportswear, Football (Soccer), and Running. Unit sales increased 16%, while average selling price per unit decreased 2%, as an unfavorable mix of lower priced products more than offset higher selling prices.
EBIT for Central & Eastern Europe grew faster than revenues primarily due to gross margin improvement and selling and administrative expense leverage. Gross margin increased 30 basis points, largely driven by price increases and the favorable impact of our higher margin DTC business, more than offsetting higher product costs and unfavorable standard foreign currency exchange rates.

Greater China

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,600	$1,495	7%	5%	$1,520	-2%	-3%
Apparel	876	844	4%	1%	910	-7%	-8%
Equipment	126	139	-9%	-11%	131	6%	4%
TOTAL REVENUES	$2,602	$2,478	5%	3%	$2,561	-3%	-5%
Revenues by:
Sales to Wholesale Customers	$2,041	$2,079	-2%	-4%	$2,266	-8%	-9%
Sales Direct to Consumer	561	399	41%	38%	295	35%	33%
TOTAL REVENUES	$2,602	$2,478	5%	3%	$2,561	-3%	-5%
EARNINGS BEFORE INTEREST AND TAXES	$816	$813	0%		$913	-11%
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, Greater China revenues increased 3% in fiscal 2014, primarily driven by strong growth in our DTC business, which represented 22% of total Greater China revenues for fiscal 2014. The growth in DTC revenues reflected a 20% increase in comparable store sales, the addition of 30 net new stores, as well as online sales growth. The increase in DTC revenues more than offset a 4% decrease in sales in our wholesale business as we continued to manage the amount of product sold into the market and worked with our wholesale partners to optimize product mix for the consumer. On a category basis, higher revenues in our Basketball, Sportswear, and Running categories more than offset declines in Men's Training, Action Sports, and Women's Training.
Constant currency footwear revenues growth for Greater China in fiscal 2014 was driven by increased sales in our Basketball and Sportswear categories, partially offset by declines in our Men's Training, Running, and Action Sports categories. Unit sales for fiscal 2014 were flat compared to the prior year while average selling price per pair increased 5%, driven by favorable revenue mix resulting from a higher percentage of sales from our higher price DTC business, as well as a shift in mix to higher priced product.
Constant currency apparel revenues growth for fiscal 2014 was driven by increases in the Running, Sportswear, and Basketball categories, partially offset by decreases in Men's Training and Women's Training. Apparel unit sales in fiscal 2014 were 1% higher while average selling price per unit was flat.
Fiscal 2014 reported EBIT for Greater China was flat compared to the prior year as reported revenue and gross margin increases were offset by higher selling and administrative expense as a percentage of sales. Gross margin increased150 basis points as higher average selling prices, growth in our higher margin DTC business, and improved margins on closeout sales more than offset higher product input costs and unfavorable product mix. Selling and administrative expense increased due to higher operating overhead costs driven by increased investments to support DTC growth and our new Greater China headquarters in Shanghai, as well as higher demand creation spending.
Fiscal 2013 Compared to Fiscal 2012
On a currency neutral basis, Greater China revenues decreased in fiscal 2013, driven by lower futures orders as well as increased discounts, product returns and proactive cancellation of orders to manage inventory levels at retail. These downsides were partially offset by 33% growth in our DTC business driven by comparable store sales growth of 13% and the addition of 29 net new stores. Fiscal 2013 revenues for most key categories were lower than in fiscal 2012.
For fiscal 2013, constant currency footwear revenues for Greater China declined, driven by lower sales across most key categories, most notably Sportswear, Men's Training, and Women's Training; and increased reserves for product discounts and returns. Unit sales decreased 1%, while average selling price per pair decreased 2%, reflecting a higher mix of closeout sales and higher discounts.
The decrease in constant currency apparel revenues for fiscal 2013 was driven by lower revenues in Sportswear, Men's Training, and Women's Training, partially offset by higher revenues in Basketball. Apparel unit sales in fiscal 2013 were 3% lower than the prior year while average selling price per unit was down 5%, reflecting a higher mix of closeout sales and higher discounts.
Fiscal 2013 EBIT for Greater China decreased at a faster rate than revenues, driven by lower gross margin and higher selling and administrative expense. Fiscal 2013 gross margin decreased 50 basis points due to a lower average selling price per unit driven by higher discounts and closeout mix partially offset by favorable standard foreign currency exchange rates. Selling and administrative expense increased as a percent of revenues, driven primarily by the increased investment in our DTC business and the decrease in revenues.

Japan

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$409	$439	-7%	11%	$447	-2%	5%
Apparel	276	337	-18%	-2%	364	-7%	-1%
Equipment	86	100	-14%	2%	109	-8%	0%
TOTAL REVENUES	$771	$876	-12%	5%	$920	-5%	2%
EARNINGS BEFORE INTEREST AND TAXES	$131	$139	-6%		$135	3%
Fiscal 2014 Compared to Fiscal 2013
On a currency neutral basis, revenues increased 5% for Japan, driven by higher revenues in Sportswear, Football (Soccer), and Basketball, partially offset by lower revenues in Men's Training and NIKE Golf.
Fiscal 2014 EBIT for Japan decreased 6% as a 12% decline in reported revenues, due to the weaker Yen, was only partially offset by higher gross margin and selling and administrative expense leverage. Gross margin increased 20 basis points as higher average selling prices, favorable off-price mix, and the favorable impact of higher margin DTC revenues were mostly offset by unfavorable standard foreign currency exchange rates. The decrease in selling and administrative expense in fiscal 2014 was attributable to lower operating overhead and demand creation spending.
Fiscal 2013 Compared to Fiscal 2012
Excluding changes in currency exchange rates, the revenues increase for Japan was driven by higher revenues in Running, Football (Soccer), and Basketball, partially offset by lower revenues in Sportswear, Men's Training, and Women's Training.
Fiscal 2013 EBIT for Japan increased as lower reported revenues were more than offset by gross margin improvement and lower selling and administrative expense. The decrease in selling and administrative expense in fiscal 2013 was attributable to both lower operating overhead and demand creation spending.
 Emerging Markets

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,642	$2,621	1%	10%	$2,436	8%	15%
Apparel	1,061	962	10%	21%	854	13%	19%
Equipment	246	249	-1%	9%	233	7%	13%
TOTAL REVENUES	$3,949	$3,832	3%	13%	$3,523	9%	16%
EARNINGS BEFORE INTEREST AND TAXES	$955	$988	-3%		$826	20%
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, fiscal 2014 revenues for Emerging Markets increased 13% as a result of growth across nearly every territory. Our largest territory, Brazil, grew 19%, while our SOCO territory (which includes Argentina, Uruguay, and Chile) grew 25%. Mexico revenues decreased 3% as a result of shipping delays caused by issues with a distribution center transition in the first half of fiscal 2014. On a category basis, revenues were higher in nearly every category, led by Football (Soccer), Running, and Sportswear.
Constant currency footwear revenues growth for fiscal 2014 was driven by growth in nearly every key category, led by Running, Sportswear, Football (Soccer), and Action Sports. Unit sales for fiscal 2014 increased 4% and average selling price per pair increased 6%, primarily driven by price increases, in part reflecting inflationary conditions in certain Latin American territories, and to a lesser extent, a shift in mix to higher priced product.
Constant currency apparel revenues increased driven by growth in every key category, most notably Football (Soccer) and Running. Unit sales increased 11% and average selling price per unit increased 10%, primarily due to price increases, in part reflecting inflationary conditions in certain Latin American territories.
Fiscal 2014 reported EBIT for Emerging Markets decreased primarily due to a decline in gross margin, higher selling and administrative expense, and weaker currencies in a number of developing markets. Gross margin decreased 30 basis points due primarily to unfavorable foreign currency exchange rates, higher product costs, higher warehousing costs related to distribution center transition challenges in Mexico, and higher discounts, which more than offset higher average selling prices and a favorable shift to higher priced products. Selling and administrative expense increased due to higher operating overhead costs to support the expansion of our DTC business and infrastructure investments to support growth, as well as increases in demand creation spending to support the World Cup and key product launches.

Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, constant currency revenues growth for the Emerging Markets geography was driven by growth in every key category and territory, led by SOCO, Brazil, and Mexico.
Constant currency footwear revenues growth for fiscal 2013 was driven by growth in most key categories, most notably Running, Football (Soccer), and Women's Training. Unit sales increased approximately 9% and average selling price per pair increased 6%, primarily driven by selling price increases.
Fiscal 2013 constant currency apparel revenues were driven by growth in every key category, led by Football (Soccer), Running, Sportswear, and Men's Training. Unit sales increased approximately 10% and average selling price per unit increased 9%, largely attributable to price increases.
Fiscal 2013 Emerging Markets EBIT grew faster than revenue primarily driven by gross margin improvement, partially offset by higher selling and administrative expense as a percent of revenue. Gross margin increased 260 basis points due largely to the favorable impact of price increases, the anniversary of a one-time customs duty charge in fiscal 2012, and favorable standard foreign currency exchange rates, which more than offset the unfavorable impact of higher product costs. As a percent of revenue, selling and administrative expense was higher due to higher operating overhead costs to support the expansion of our DTC business and overall growth of the business.
Global Brand Divisions

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues	$125	$115	9%	6%	$111	4%	7%
(Loss) Before Interest and Taxes	$(2,021)	$(1,746)	16%		$(1,479)	18%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, Global Brand Divisions' loss before interest and taxes increased $275 million, primarily driven by an increase in centrally managed product costs, increased investments in our digital infrastructure, higher demand creation spending in the fourth quarter of fiscal 2014 to support the World Cup, and product creation and design initiatives.
Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, Global Brand Divisions' loss before interest and taxes increased $267 million, primarily driven by increased investments and marketing support for our digital business, product creation and design initiatives, and higher demand creation spending in the first quarter of fiscal 2013 around the Olympics and European Football Championships.
Converse

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	% Change Excluding Currency Changes	Fiscal 2012	% Change	% Change Excluding Currency Changes
Revenues	$1,684	$1,449	16%	15%	$1,324	9%	10%
Earnings Before Interest and Taxes	$496	$425	17%		$394	8%
In territories we define as "direct distribution markets," Converse designs, markets, and sells products directly to distributors, wholesale customers, and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom, and China. Converse does not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, revenues for Converse increased 15% for fiscal 2014. Revenue growth in direct distribution markets, which represent approximately 84% of Converse revenues, contributed 16 percentage points to the total increase for fiscal 2014, while licensing revenues decreased overall revenue by 1 percentage point. Revenues from our direct distribution markets grew 19% for fiscal 2014 driven by growth in "comparable" direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), primarily the United States, China, and the United Kingdom. Comparable direct distribution markets revenues increased 13%, contributing 12 percentage points of direct distribution markets revenues growth for fiscal 2014, while conversion of markets from licensed to direct distribution contributed 7 percentage points. Comparable direct distribution markets unit sales increased 12% and average selling price per unit increased 1% for fiscal 2014. The increase in average selling price per unit resulted primarily from a favorable mix of higher priced product. Due to market conversions and business declines in Latin America, licensing revenues decreased 3% for fiscal 2014.
On a reported basis, EBIT at Converse grew 17% for fiscal 2014 as higher revenues and gross margin were partially offset by higher selling and administrative expense. Gross margin increased 80 basis points, primarily due to growth in higher margin territories and products within our direct distribution markets. Selling and administrative expense grew faster than revenue for fiscal 2014 due to higher operating overhead to support growth initiatives and DTC expansion, as well as higher demand creation spending.

Fiscal 2013 Compared to Fiscal 2012
Constant currency revenues for Converse increased 10% for fiscal 2013. Revenue growth in direct distribution markets, which represented approximately 81% of Converse revenues, contributed 11 percentage points to the total increase for fiscal 2013, while licensing revenues decreased overall revenue growth by 1 percentage point. Revenues from our direct distribution markets grew 15% for fiscal 2013 driven by growth in comparable direct distribution markets, primarily the United States, China, and the United Kingdom. Comparable direct distribution markets revenues increased 11%, contributing 10 percentage points of direct distribution markets revenues growth for fiscal 2013; conversion of markets from licensed to direct distribution contributed 5 percentage points. Comparable direct distribution markets unit sales increased 6% and average selling price per unit increased 5% for fiscal 2013. The increase in average selling price per unit resulted primarily from a higher mix of higher priced product. Due to market conversions and business declines in Latin America, licensing revenues decreased 7% for fiscal 2013.
On a reported basis, EBIT for Converse grew 8% for fiscal 2013 as higher revenues and gross margin were partially offset by higher selling and administrative expense. Gross margin increased 120 basis points, primarily due to growth in higher margin territories and products within our direct distribution markets. Selling and administrative expense grew faster than revenue for fiscal 2013 due to higher operating overhead to support growth initiatives and DTC expansion, as well as higher demand creation spending.
Corporate

(Dollars in millions)	Fiscal 2014	Fiscal 2013	% Change	Fiscal 2012	% Change
Revenues	$3	$(17)	—	$(4)	—
(Loss) Before Interest and Taxes	$(1,009)	$(884)	14%	$(674)	31%
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; unallocated insurance, benefit, and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results included in gross margin are gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies; and certain other foreign currency hedge results.
Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, Corporate's loss before interest and taxes increased by $125 million primarily due to the following:

•	a $99 million increase in corporate overhead expense related to corporate initiatives to support the growth of the business as well as performance-based compensation;

•	a $90 million increase in foreign currency net losses, reported as a component of Other expense (income), net; and

•
a $56 million decrease in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

Fiscal 2013 Compared to Fiscal 2012
For fiscal 2013, Corporate's loss before interest and taxes increased by $210 million primarily due to the following:

•
a $165 million increase in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin;

•	an $86 million increase in corporate overhead expense related to corporate initiatives to support the growth of the business and performance-based compensation; and

•	a $48 million decrease in foreign currency net losses, reported as a component of Other expense (income), net.

Foreign Currency Exposures and Hedging Practices
Overview
As a global company with significant operations outside the United States, in the normal course of business we are exposed to risk arising from changes in currency exchange rates. Our primary foreign currency exposures arise from the recording of transactions denominated in non-functional currencies and the translation of foreign currency denominated results of operations, financial position, and cash flows into U.S. Dollars.
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

a.
Some NIKE entities purchase product from the NTC, a wholly-owned sourcing hub that buys NIKE branded products from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC.

b.
Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.

In both purchasing scenarios, a weaker U.S. Dollar decreases the inventory cost incurred by NIKE whereas a stronger U.S. Dollar increases its cost.

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other expense (income), net. Refer to Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.
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

Managing transactional exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge a portion of the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost purchase exposures, non-functional currency denominated external sales, and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposures as discussed below.
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
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results, and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Other comprehensive income within the Consolidated Statements of Shareholders’ Equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $288 million and $605 million for the years ended May 31, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $49 million and $104 million for the years ended May 31, 2014 and 2013, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $139 million and $56 million on our Income before income taxes for the years ended May 31, 2014 and 2013, respectively.

Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. In accordance with the accounting standards for derivatives and hedging, the effective portion of the change in fair value of the forward contracts designated as net investment hedges is recorded in the cumulative translation adjustment component of Accumulated other comprehensive income. Any ineffective portion is immediately recognized in earnings as a component of Other expense (income), net. The impact of ineffective hedges was immaterial for any period presented. To minimize credit risk, we have structured these net investment hedges to be generally less than six months in duration. Upon maturity, the hedges are settled based on the current fair value of the forward contracts with the realized gain or loss remaining in Other comprehensive income. There were no outstanding net investment hedges as of May 31, 2014 and 2013. There were no cash flows from net investment hedge settlements for the years ended May 31, 2014 and 2013.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $3,003 million for fiscal 2014 compared to $2,968 million for fiscal 2013. Our primary source of operating cash flow for fiscal 2014 was net income of $2,693 million. Our fiscal 2014 change in working capital was a net cash outflow of $488 million as compared to a net cash outflow of $78 million for fiscal 2013. Our investments in working capital increased due to higher inventory levels to support higher reported futures orders, growth in accounts receivable reflecting the increase in sales, and higher prepaid marketing expenses in advance of the World Cup. These increases in working capital were partially offset by increases in accounts payable and accrued liabilities.
Cash used by investing activities was $1,207 million during fiscal 2014, compared to a $940 million use of cash for fiscal 2013. A major driver of the change was a $282 million increase in additions to property, plant and equipment from $598 million in fiscal 2013 to $880 million in fiscal 2014, reflective of investments in infrastructure to support current and future growth, as well as digital capabilities. In fiscal 2014, we made $328 million in net purchases of short-term investments (net of sales/maturities) compared to $1,140 million in net purchases (net of sales/maturities) in fiscal 2013. Cash used by investing activities in fiscal 2013 was partially offset by $786 million in proceeds from the sale of Umbro and Cole Haan.
Cash used by financing activities was $2,914 million for fiscal 2014 compared to $1,045 million for fiscal 2013, an increase of $1,869 million. The increase was primarily due to a $954 million increase in share repurchases to $2,628 million, a $986 million decrease in net proceeds from long term debt issuance (reflecting the issuance of 10- and 30-year notes in April 2013), and a $96 million increase in dividends, partially offset by a year-on-year increase in proceeds from the exercise of stock options.
In fiscal 2014, we purchased 36.6 million shares of NIKE’s Class B Common Stock for $2,628 million, an average price of $71.80. During fiscal 2013, we completed the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008. Under that program, we purchased a total of 118.8 million shares at an average price of $42.08. Subsequently, we began repurchases under a four-year, $8 billion program approved by the Board in September 2012. As of the end of fiscal 2014, we had repurchased 51.9 million shares at an average price of $65.83 for a total cost of $3,417 million under this current program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash, and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017, with a one-year extension option exercisable through October 31, 2014. No amounts were outstanding under this facility as of May 31, 2014 or 2013.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2014, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the year ended May 31, 2014, we did not issue commercial paper, and as of May 31, 2014, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2015 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of May 31, 2014, we had cash, cash equivalents, and short-term investments totaling $5.1 billion, of which $2.5 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations, and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2014 the average duration of our short-term investments and cash equivalents portfolio was 126 days.

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
Off-Balance Sheet Arrangements
In connection with various contracts and agreements, we routinely provide indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where we are acting as the guarantor. Currently, we have several such agreements in place. However, based on our historical experience and the estimated probability of future loss, we have determined that the fair value of such indemnification is not material to our financial position or results of operations.
Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2014 and significant endorsement contracts entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$427	$399	$366	$311	$251	$1,050	$2,804
Capital Leases	36	35	1	1	1	—	74
Long-term Debt(1)	46	145	79	56	37	1,488	1,851
Endorsement Contracts(2)	991	787	672	524	349	1,381	4,704
Product Purchase Obligations(3)	3,688	—	—	—	—	—	3,688
Other(4)	309	108	78	7	3	12	517
TOTAL	$5,497	$1,474	$1,196	$899	$641	$3,931	$13,638

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2014 (if variable), timing of scheduled payments, and the term of the debt obligations.

(2)
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

(3)
We generally order product at least four to five months in advance of sale based primarily on futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in Accounts payable on the Consolidated Balance Sheet as of May 31, 2014.

(4)
Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in Accounts payable or Accrued liabilities on the Consolidated Balance Sheet as of May 31, 2014.

The total liability for uncertain tax positions was $506 million, excluding related interest and penalties, at May 31, 2014. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.
We also have the following outstanding short-term debt obligations as of May 31, 2014. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

(In millions)	Outstanding as of May 31, 2014
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$167
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	60
As of May 31, 2014, letters of credit of $135 million were outstanding, which were generally issued for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard is effective for us beginning June 1, 2014 and early adoption is permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.
In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for us beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption had no impact on our consolidated financial position or results of operations.

Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company beginning June 1, 2017. We are currently evaluating the effect the guidance will have on the Company's consolidated financial position or results of operations.

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
We believe that the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the allowance for uncollectible accounts receivable, inventory reserves, and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three fiscal quarters.
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
In certain countries outside of the United States, precise information regarding the date of receipt by the customer is not readily available. In these cases, we estimate the date of receipt by the customer based upon historical delivery times by geographic location. On the basis of our tests of actual transactions, we have no indication that these estimates have been materially inaccurate historically.
As part of our revenue recognition policy, we record estimated sales returns, discounts, and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. Our post invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. We base our estimates on historical rates of product returns, discounts and claims, specific identification of outstanding claims and outstanding returns not yet received from customers, and estimated returns, discounts, and claims expected but not yet finalized with our customers. Actual returns, discounts, and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts, and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.

Allowance for Uncollectible Accounts Receivable
We make ongoing estimates relating to the ability to collect our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we consider our historical level of credit losses and make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Since we cannot predict future changes in the financial stability of our customers, actual future losses from uncollectible accounts may differ from our estimates. If the financial condition of our customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required. In the event we determine that a smaller or larger allowance is appropriate, we would record a credit or a charge to Operating overhead expense in the period in which such a determination is made.
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
Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). We record demand creation expense for these amounts when the endorser achieves the specific goal.
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). These amounts are reported in Demand creation expense when we determine that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser’s performance, increased or decreased Demand creation expense may be reported in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. We expense these payments in Cost of sales as the related sales occur. In certain contracts, we offer minimum guaranteed royalty payments. For contracts for which we estimate we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the remaining guarantee period.
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
Goodwill and Indefinite-Lived Intangible Assets
We perform annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year, or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures, or an expectation that the carrying amount may not be recoverable, among other factors. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.

We generally base our measurement of the fair value of a reporting unit on a blended analysis of the present value of future discounted cash flows and the market valuation approach. The discounted cash flows model indicates the fair value of the reporting unit based on the present value of the cash flows that we expect the reporting unit to generate in the future. Our significant estimates in the discounted cash flows model include: our weighted average cost of capital; long-term rate of growth and profitability of the reporting unit's business; and working capital effects. The market valuation approach indicates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market valuation approach model include identifying similar companies with comparable business factors such as size, growth, profitability, risk, and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
Indefinite-lived intangible assets primarily consist of acquired trade names and trademarks. We may first perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the indefinite-lived intangible asset is not impaired, no quantitative fair value measurement is necessary. If a quantitative fair value measurement calculation is required for these intangible assets, we utilize the relief-from-royalty method. This method assumes that trade names and trademarks have value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate, and the weighted average cost of capital.
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
In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. This pricing methodology applies to our Level 2 investments such as commercial paper and bonds, U.S. Agency securities, and money market funds.
Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.
A majority of our available-for-sale securities are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities, and credit risks. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include an analysis of period-over-period fluctuations and comparison to another independent pricing vendor.
Hedge Accounting for Derivatives
We use forward and option contracts to hedge certain anticipated foreign currency exchange transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Other comprehensive income, rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Other comprehensive income into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the notional value of forward and option contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income to Other expense (income), net during the quarter in which the decrease occurs.
We have used and may in the future use, forward contracts or options to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. The change in fair value of the forward contracts or options hedging our net investments is reported in the cumulative translation adjustment component of Accumulated other comprehensive income within Total shareholders’ equity, to the extent effective, to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, the cumulative change in fair value of the over-hedged portion of the related hedge contract would be reported as Other expense (income), net during the period in which changes occur.
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

Income Taxes
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
In addition, we have not recorded U.S. income tax expense for foreign earnings that we have determined to be indefinitely reinvested outside the United States, thus reducing our overall Income tax expense. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. Income tax considerations are also a factor in determining the amount of foreign earnings to be indefinitely reinvested offshore.
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
On an interim basis, we estimate what our effective tax rate will be for the full fiscal year. This estimated annual effective tax rate is then applied to the year-to-date Income before income taxes excluding infrequently occurring or unusual items, to determine the year-to-date Income tax expense. The income tax effects of infrequent or unusual items are recognized in the interim period in which they occur. As the fiscal year progresses, we continually refine our estimate based upon actual events and earnings by jurisdiction during the year. This continual estimation process periodically results in a change to our expected effective tax rate for the fiscal year. When this occurs, we adjust the income tax provision during the quarter in which the change in estimate occurs.
On a quarterly basis, we evaluate the probability that a tax position will be effectively sustained and the appropriateness of the amount recognized for uncertain tax positions based on factors including changes in facts or circumstances, changes in tax law, settled audit issues, and new audit activity. Changes in our assessment may result in the recognition of a tax benefit or an additional charge to the tax provision in the period our assessment changes. We recognize interest and penalties related to income tax matters in Income tax expense.
Other Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights, and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges as Other expense (income), net during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. While we cannot predict the outcome of pending legal matters with certainty, we do not believe any currently identified claim, proceeding, or litigation, either individually or in aggregate, will have a material impact on our results of operations, financial position, or cash flows.

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
We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing, and funding activities. Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position, and cash flows. We use forward exchange contracts and options to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third-party and intercompany transactions. We have, and may in the future, also use forward contracts or options to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements.
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. Hedged transactions are principally denominated in Euros, British Pounds, and Japanese Yen. See section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, and fixed rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed rate debt.

Market Risk Measurement
We monitor foreign exchange risk, interest rate risk, and related derivatives using a variety of techniques including a review of market value, sensitivity analysis, and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. Dollar denominated debt, and fixed interest rate Japanese Yen denominated debt.
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
The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur nor does it consider the potential effect of favorable changes in market rates. It also does not represent the full extent of the possible loss that may occur. Actual future gains and losses will differ from those estimated because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing, and other factors.
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $50 million and $34 million at May 31, 2014 and 2013, respectively. The VaR increased year-over-year as a result of an increase in the total notional value of our foreign currency derivative portfolio combined with a longer average duration on our outstanding trades at May 31, 2014. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $70 million and $49 million during fiscal 2014 and fiscal 2013, respectively.
The instruments not included in the VaR are intercompany loans denominated in non-functional currencies, fixed interest rate Japanese Yen denominated debt, fixed interest rate U.S. Dollar denominated debt, and interest rate swaps. Intercompany loans and related interest amounts are eliminated in consolidation. Furthermore, our non-functional currency intercompany loans are substantially hedged against foreign exchange risk through the use of forward contracts, which are included in the VaR calculation above. Therefore, we consider the interest rate and foreign currency market risks associated with our non-functional currency intercompany loans to be immaterial to our consolidated financial position, results from operations and cash flows.
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates at May 31, 2014.

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$7	$7	$7	$7	$7	$7	$42	$45
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$7	$7	$7	$7	$7	$7	$42	$45
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate swapped to Floating rate
Principal payments	$—	$100	$—	$—	$—	$—	$100	$106
Average interest rate	0.0%	0.3%	0.0%	0.0%	0.0%	0.0%	0.3%
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$1	$1	$38	$18	$—	$1,000	$1,058	$1,003
Average interest rate	6.4%	6.4%	6.2%	6.8%	—%	2.9%	3.1%
The fixed interest rate Japanese Yen denominated debt instruments were issued by and are accounted for by one of our Japanese subsidiaries. Accordingly, the monthly translation of these instruments, which varies due to changes in foreign exchange rates, is recognized in Accumulated other comprehensive income upon consolidation of this subsidiary.
ITEM 8. Financial Statements and Supplementary Data
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
An internal Corporate Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of four outside directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews with the independent registered public accounting firm, management, and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system, and other matters relating to the financial affairs of NIKE as the Audit Committee deems appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

Management’s Annual Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13(a) - 15(f) and Rule 15(d) - 15(f) of the Securities Exchange Act of 1934, as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets of the Company that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2014, as stated in their report herein.

Mark G. Parker	Donald W. Blair
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 25, 2014

NIKE, Inc. Consolidated Statements of Income

	Year Ended May 31,
(In millions, except per share data)	2014	2013	2012
Income from continuing operations:
Revenues	$27,799	$25,313	$23,331
Cost of sales	15,353	14,279	13,183
Gross profit	12,446	11,034	10,148
Demand creation expense	3,031	2,745	2,607
Operating overhead expense	5,735	5,051	4,472
Total selling and administrative expense	8,766	7,796	7,079
Interest expense (income), net (Notes 6, 7, and 8)	33	(3)	4
Other expense (income), net (Note 17)	103	(15)	54
Income before income taxes	3,544	3,256	3,011
Income tax expense (Note 9)	851	805	754
NET INCOME FROM CONTINUING OPERATIONS	2,693	2,451	2,257
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	—	21	(46)
NET INCOME	$2,693	$2,472	$2,211

Earnings per share from continuing operations:
Basic earnings per common share (Notes 1 and 12)	$3.05	$2.74	$2.45
Diluted earnings per common share (Notes 1 and 12)	$2.97	$2.68	$2.40

Earnings per share from discontinued operations:
Basic earnings per common share (Notes 1 and 12)	$—	$0.02	$(0.05)
Diluted earnings per common share (Notes 1 and 12)	$—	$0.02	$(0.05)

Dividends declared per common share	$0.93	$0.81	$0.70
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2014	2013	2012
Net income	$2,693	$2,472	$2,211
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment (1)	(32)	38	(277)
Change in net gains (losses) on cash flow hedges (2)	(161)	12	304
Change in net gains (losses) on net investment hedges (3)	—	—	45
Change in net gains (losses) on other (4)	4	(8)	(18)
Change in release of cumulative translation loss related to Umbro (5)	—	83	—
Total other comprehensive income (loss), net of tax	(189)	125	54
TOTAL COMPREHENSIVE INCOME	$2,504	$2,597	$2,265

(1)	Net of tax benefit (expense) of $0 million, $(13) million, and $0 million, respectively.

(2)	Net of tax benefit (expense) of $18 million, $(22) million, and $(22) million, respectively.

(3)	Net of tax benefit of $0 million, $0 million, and $0 million, respectively.

(4)	Net of tax benefit of $0 million, $1 million, and $0 million, respectively.

(5)	Net of tax benefit of $0 million, $47 million, and $0 million, respectively.
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2014	2013
ASSETS
Current assets:
Cash and equivalents	$2,220	$3,337
Short-term investments (Note 6)	2,922	2,628
Accounts receivable, net (Note 1)	3,434	3,117
Inventories (Notes 1 and 2)	3,947	3,484
Deferred income taxes (Note 9)	355	308
Prepaid expenses and other current assets (Notes 6 and 17)	818	756
Total current assets	13,696	13,630
Property, plant and equipment, net (Note 3)	2,834	2,452
Identifiable intangible assets, net (Note 4)	282	289
Goodwill (Note 4)	131	131
Deferred income taxes and other assets (Notes 6, 9, and 17)	1,651	1,043
TOTAL ASSETS	$18,594	$17,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$7	$57
Notes payable (Note 7)	167	98
Accounts payable (Note 7)	1,930	1,669
Accrued liabilities (Notes 5, 6, and 17)	2,491	2,036
Income taxes payable (Note 9)	432	84
Liabilities of discontinued operations (Note 15)	—	18
Total current liabilities	5,027	3,962
Long-term debt (Note 8)	1,199	1,210
Deferred income taxes and other liabilities (Notes 6, 9, 13 and 17)	1,544	1,292
Commitments and contingencies (Note 16)
Redeemable preferred stock (Note 10)	—	—
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 692 and 716 shares outstanding	3	3
Capital in excess of stated value	5,865	5,184
Accumulated other comprehensive income (Note 14)	85	274
Retained earnings	4,871	5,620
Total shareholders’ equity	10,824	11,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,594	$17,545
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2014	2013	2012
Cash provided by operations:
Net income	$2,693	$2,472	$2,211
Income charges (credits) not affecting cash:
Depreciation	518	438	373
Deferred income taxes	(11)	20	(59)
Stock-based compensation (Note 11)	177	174	130
Amortization and other	114	66	23
Net gain on divestitures	—	(124)	—
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(298)	142	(323)
(Increase) in inventories	(505)	(219)	(815)
(Increase) in prepaid expenses and other current assets	(210)	(28)	(141)
Increase in accounts payable, accrued liabilities and income taxes payable	525	27	425
Cash provided by operations	3,003	2,968	1,824
Cash (used) provided by investing activities:
Purchases of short-term investments	(5,386)	(4,133)	(3,245)
Maturities of short-term investments	3,932	1,663	2,663
Sales of short-term investments	1,126	1,330	1,721
Additions to property, plant and equipment	(880)	(598)	(563)
Disposals of property, plant and equipment	3	14	2
Proceeds from divestitures	—	786	—
Increase in other assets, net of other liabilities	(2)	(2)	(14)
Settlement of net investment hedges	—	—	22
Cash (used) provided by investing activities	(1,207)	(940)	586
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	986	—
Long-term debt payments, including current portion	(60)	(49)	(203)
Increase (decrease) in notes payable	75	10	(47)
Payments on capital lease obligations	(17)	—	—
Proceeds from exercise of stock options and other stock issuances	383	313	468
Excess tax benefits from share-based payment arrangements	132	72	115
Repurchase of common stock	(2,628)	(1,674)	(1,814)
Dividends — common and preferred	(799)	(703)	(619)
Cash used by financing activities	(2,914)	(1,045)	(2,100)
Effect of exchange rate changes	1	100	67
Net (decrease) increase in cash and equivalents	(1,117)	1,083	377
Cash and equivalents, beginning of year	3,337	2,254	1,877
CASH AND EQUIVALENTS, END OF YEAR	$2,220	$3,337	$2,254
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$53	$20	$29
Income taxes	856	702	638
Non-cash additions to property, plant and equipment	167	137	99
Dividends declared and not paid	209	188	165
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2011	180	$—	756	$3	$3,944	$95	$5,751	$9,793
Stock options exercised			18		528			528
Repurchase of Class B Common Stock			(40)		(12)		(1,793)	(1,805)
Dividends on common stock ($0.70 per share)							(639)	(639)
Issuance of shares to employees			2		57			57
Stock-based compensation (Note 11)					130			130
Forfeiture of shares from employees			—		(6)		(4)	(10)
Net income							2,211	2,211
Other comprehensive income						54		54
Balance at May 31, 2012	180	$—	736	$3	$4,641	$149	$5,526	$10,319
Stock options exercised			10		322			322
Conversion to Class B Common Stock	(2)		2					—
Repurchase of Class B Common Stock			(34)		(10)		(1,647)	(1,657)
Dividends on common stock ($0.81 per share)							(727)	(727)
Issuance of shares to employees			2		65			65
Stock-based compensation (Note 11)					174			174
Forfeiture of shares from employees			—		(8)		(4)	(12)
Net income							2,472	2,472
Other comprehensive income						125		125
Balance at May 31, 2013	178	$—	716	$3	$5,184	$274	$5,620	$11,081
Stock options exercised			11		445			445
Repurchase of Class B Common Stock			(37)		(11)		(2,617)	(2,628)
Dividends on common stock ($0.93 per share)							(821)	(821)
Issuance of shares to employees			2		78			78
Stock-based compensation (Note 11)					177			177
Forfeiture of shares from employees			—		(8)		(4)	(12)
Net income							2,693	2,693
Other comprehensive income						(189)		(189)
Balance at May 31, 2014	178	$—	692	$3	$5,865	$85	$4,871	$10,824
The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. Wholly-owned NIKE, Inc. subsidiaries include Converse Inc., which designs, markets and distributes casual sneakers, apparel and accessories and Hurley International LLC, which designs, markets and distributes action sports and youth lifestyle footwear, apparel and accessories.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company”). All significant intercompany transactions and balances have been eliminated.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the Net income (loss) from discontinued operations line in the Consolidated Statements of Income for all periods presented. In addition, the liabilities associated with these businesses are reported as Liabilities of discontinued operations in the Consolidated Balance Sheets (refer to Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the Consolidated Financial Statements reflect the Company’s continuing operations.
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
Revisions
The Company has historically capitalized costs associated with internally generated patents and trademarks, and amortized these assets over the legal term of the patents and trademarks. During the fourth quarter of fiscal 2014, management determined that these capitalized costs were not accurately identified with specific patent or trademark assets, and therefore, concluded that amounts previously capitalized should have been expensed as incurred. Accordingly, the Consolidated Financial Statements have been revised to correctly expense costs associated with internally developed patents and trademarks in the period incurred and to reverse expenses for amortization of previously capitalized costs. The revisions resulted in a decrease in Net income from continuing operations of $13 million and $12 million for the years ended May 31, 2013 and 2012, respectively. Identifiable intangible assets decreased $93 million at May 31, 2013 and Retained earnings at May 31, 2013 decreased $75 million as a result of the cumulative adjustment for prior periods. Cash provided by operations decreased $26 million and $23 million for the years ended May 31, 2013 and 2012, respectively, while Cash used by investing activities decreased $26 million for the year ended May 31, 2013 and Cash provided by investing activities increased by $23 million for the year ended May 31, 2012.
Also, in the fourth quarter of fiscal 2014, the Company revised certain prior year amounts in the Consolidated Statements of Cash Flows to eliminate intercompany transfers of short-term investments, to correctly reflect the purchases, sales and maturities of short-term investments related to the Company's hedging program involving U.S. Dollar denominated available-for-sale securities, and to correctly classify certain investment holdings as Short-term investments. For the year ended May 31, 2013, the revisions resulted in a net increase in Purchases of short-term investments of $431 million, a net increase in Maturities of short-term investments of $162 million, and a net increase in Sales of short-term investments of $332 million, which caused a net decrease of $63 million in Cash used by investing activities. For the year ended May 31, 2012, the revisions resulted in a net increase in Purchases of short-term investments of $540 million, a net increase in Maturities of short-term investments of $78 million, and a net increase in Sales of short-term investments of $477 million, which caused an increase of $15 million in Cash provided by investing activities. For the year ended May 31, 2012, these revisions also resulted in a decrease of $78 million in Cash and equivalents, beginning of year and a $63 million decrease in Cash and equivalents, end of year.
Certain prior year amounts have also been revised in the Consolidated Balance Sheets to correctly recognize certain inventory amounts held by third parties, which were identified during the third quarter of fiscal 2014 and resulted in a $50 million increase to both Inventories and Accrued liabilities at May 31, 2013. In addition, prior year amounts on the Consolidated Statements of Cash Flows were revised to correctly reflect the related cash flow impacts of $22 million and $10 million for the years ended May 31, 2013 and 2012, respectively. This revision had no impact on Cash provided by operations or Net (decrease) increase in cash and equivalents, for any year.
The Company also revised certain prior period amounts in the Consolidated Statements of Cash Flows to correctly reflect non-cash additions to property, plant, and equipment, which were identified during the second quarter of fiscal 2014. For the year ended May 31, 2013, this revision decreased Cash provided by operations and decreased Cash used by investing activities, each by $38 million. For the year ended May 31, 2012, this revision decreased Cash provided by operations and increased Cash provided by investing activities, each by $34 million.
The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Consolidated Financial Statements as of May 31, 2013 and 2012, and the years then ended, which are presented herein, have been revised. The following are selected line items from the Company's Consolidated Financial Statements illustrating the effect of these corrections and the correction of other immaterial errors:

	NIKE, Inc. Consolidated Statements of Income
	Year Ended May 31, 2013			Year Ended May 31, 2012
(In millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total selling and administrative expense	$7,780	$16	$7,796	$7,065	$14	$7,079
Income before income taxes	3,272	(16)	3,256	3,025	(14)	3,011
Income tax expense	808	(3)	805	756	(2)	754
NET INCOME FROM CONTINUING OPERATIONS	2,464	(13)	2,451	2,269	(12)	2,257
NET INCOME	$2,485	$(13)	$2,472	$2,223	$(12)	$2,211

Earnings per share from continuing operations:
Basic earnings per common share	$2.75	$(0.01)	$2.74	$2.47	$(0.02)	$2.45
Diluted earnings per common share	$2.69	$(0.01)	$2.68	$2.42	$(0.02)	$2.40

Earnings per share for NIKE Inc.
Basic earnings per common share	$2.77	$(0.01)	$2.76	$2.42	$(0.02)	$2.40
Diluted earnings per common share	$2.71	$(0.01)	$2.70	$2.37	$(0.02)	$2.35

	NIKE, Inc. Consolidated Statements of Comprehensive Income
	Year Ended May 31, 2013			Year Ended May 31, 2012
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$2,485	$(13)	$2,472	$2,223	$(12)	$2,211
TOTAL COMPREHENSIVE INCOME	$2,610	$(13)	$2,597	$2,277	$(12)	$2,265

	NIKE, Inc. Consolidated Balance Sheet
	May 31, 2013
(In millions)	As Reported	Adjustment	As Revised
ASSETS
Inventories	$3,434	$50	$3,484
Prepaid expenses and other current assets	802	(46)	756
Total current assets	13,626	4	13,630
Identifiable intangible assets, net	382	(93)	289
Deferred income taxes and other assets	993	50	1,043
TOTAL ASSETS	$17,584	$(39)	$17,545
LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable	$121	$(23)	$98
Accounts payable	1,646	23	1,669
Accrued liabilities	1,986	50	2,036
Income taxes payable	98	(14)	84
Total current liabilities	3,926	36	3,962
Retained earnings	5,695	(75)	5,620
Total shareholders’ equity	11,156	(75)	11,081
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,584	$(39)	$17,545

	NIKE, Inc. Consolidated Statements of Cash Flows
	Year Ended May 31, 2013			Year Ended May 31, 2012
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$2,485	$(13)	$2,472	$2,223	$(12)	$2,211
Income charges (credits) not affecting cash:
Deferred income taxes	21	(1)	20	(60)	1	(59)
Amortization and other	75	(9)	66	32	(9)	23
(Increase) in inventories	(197)	(22)	(219)	(805)	(10)	(815)
Increase in accounts payable, accrued liabilities and income taxes payable	41	(14)	27	470	(45)	425
Cash provided by operations	3,027	(59)	2,968	1,899	(75)	1,824
Cash (used) provided by investing activities:
Purchases of short-term investments	(3,702)	(431)	(4,133)	(2,705)	(540)	(3,245)
Maturities of short-term investments	1,501	162	1,663	2,585	78	2,663
Sales of short-term investments	998	332	1,330	1,244	477	1,721
Additions to property, plant and equipment	(636)	38	(598)	(597)	34	(563)
Increase in other assets, net of other liabilities	(28)	26	(2)	(37)	23	(14)
Cash (used) provided by investing activities	(1,067)	127	(940)	514	72	586
Cash used by financing activities:
Increase (decrease) in notes payable	15	(5)	10	(65)	18	(47)
Cash used by financing activities	(1,040)	(5)	(1,045)	(2,118)	18	(2,100)
Net (decrease) increase in cash and equivalents	1,020	63	1,083	362	15	377
Cash and equivalents, beginning of year	2,317	(63)	2,254	1,955	(78)	1,877
CASH AND EQUIVALENTS, END OF YEAR	$3,337	$—	$3,337	$2,317	$(63)	$2,254

	NIKE, Inc. Consolidated Statements of Shareholders' Equity
	Retained Earnings			Total Shareholders' Equity
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Balance at May 31, 2011	$5,801	$(50)	$5,751	$9,843	$(50)	$9,793
Net income	2,223	(12)	2,211	2,223	(12)	2,211
Balance at May 31, 2012	$5,588	$(62)	$5,526	$10,381	$(62)	$10,319
Net income	2,485	(13)	2,472	2,485	(13)	2,472
Balance at May 31, 2013	$5,695	$(75)	$5,620	$11,156	$(75)	$11,081
Recognition of Revenues
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on historical rates, specific identification of outstanding claims and outstanding returns not yet received from customers, and estimated discounts, returns and claims expected but not yet finalized with customers. As of May 31, 2014 and 2013, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $610 million and $531 million, respectively.
Cost of Sales
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third-party royalties, certain foreign currency hedge gains and losses, and research, design and development costs.
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
A significant amount of the Company’s promotional expenses result from payments under endorsement contracts. Accounting for endorsement payments is based upon specific contract provisions. Generally, endorsement payments are expensed on a straight-line basis over the term of the contract after giving recognition to periodic performance compliance provisions of the contracts. Prepayments made under contracts are included in Prepaid expenses and other current assets or Deferred income taxes and other assets depending on the period to which the prepayment applies.
Certain contracts provide for contingent payments to endorsers based upon specific achievements in their sports (e.g., winning a championship). The Company records Demand creation expense for these amounts when the endorser achieves the specific goal.
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). These amounts are recorded in Demand creation expense when the Company determines that it is probable that the specified level of performance will be maintained throughout the period. In these instances, to the extent that actual payments to the endorser differ from the Company's estimate due to changes in the endorser’s performance, increased or decreased Demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percentage of sales of particular products. The Company expenses these payments in Cost of sales as the related sales occur. In certain contracts, the Company offers minimum guaranteed royalty payments. For contracts for which the Company estimates it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the remaining guarantee period.
Through cooperative advertising programs, the Company reimburses retail customers for certain costs of advertising the Company’s products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs, which is when the related revenues are recognized. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses were $3,031 million, $2,745 million, and $2,607 million for the years ended May 31, 2014, 2013 and 2012, respectively. Prepaid advertising and promotion expenses totaled $516 million and $386 million at May 31, 2014 and 2013, respectively, and were recorded in Prepaid expenses and other current assets and Deferred income taxes and other assets depending on the period to which the prepayment applies.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, and corporate debt securities with maturities of three months or less at date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, and corporate debt securities, with maturities over three months from the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2014 and 2013, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.
At May 31, 2014 and 2013, Short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in Other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond three months at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable consists primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $78 million and $104 million at May 31, 2014 and 2013, respectively, of which $37 million and $54 million, respectively, was classified as long-term and recorded in Deferred income taxes and other assets.
Inventory Valuation
Inventories are stated at lower of cost or market and valued on either an average or specific identification cost basis. For inventories in transit that represent direct shipments to customers, the related inventory and cost of sales is recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company's suppliers, as well as freight, import duties, taxes, insurance and logistics and other handling fees.

Property, Plant and Equipment and Depreciation
Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for buildings and leasehold improvements over 2 to 40 years and for machinery and equipment over 2 to 15 years.
Depreciation and amortization of assets used in manufacturing, warehousing and product distribution are recorded in Cost of sales. Depreciation and amortization of other assets are recorded in Total selling and administrative expense.
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
Computer Software to be Sold, Leased or Otherwise Marketed. Development costs of computer software to be sold, leased, or otherwise marketed as an integral part of a product are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.
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
Refer to Note 6 — Fair Value Measurements for additional information.
Foreign Currency Translation and Foreign Currency Transactions
Adjustments resulting from translating foreign functional currency financial statements into U.S. Dollars are included in the foreign currency translation adjustment, a component of Accumulated other comprehensive income in Total shareholders’ equity.
The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in Other expense (income), net, within the Consolidated Statements of Income.
Accounting for Derivatives and Hedging Activities
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (a component of Total shareholders’ equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge, and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is within the Cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is generally within the Cash (used) provided by investing activities component of the Consolidated Statement of Cash Flows. For the Company’s fair value hedges, which are interest rate swaps used to mitigate the change in fair value of its fixed-rate debt attributable to changes in interest rates, the related cash flows from periodic interest payments are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. Refer to Note 17 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.
Stock-Based Compensation
The Company estimates the fair value of options and stock appreciation rights granted under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”) and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as Total selling and administrative expense in the Consolidated Statements of Income over the vesting period using the straight-line method.
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
Recently Adopted Accounting Standards
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This accounting standard is effective for the Company beginning June 1, 2014 and early adoption is permitted. Management early adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update was effective for us beginning June 1, 2013. The adoption of this standard did not have a material impact on our consolidated financial position or results of operations.
In December 2011, the FASB issued guidance enhancing disclosure requirements surrounding the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. This new guidance requires companies to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to master netting arrangements. This new guidance was effective for the Company beginning June 1, 2013. As this guidance only requires expanded disclosures, the adoption had no impact on the Company's consolidated financial position or results of operations.
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company beginning June 1, 2017. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $3,947 million and $3,484 million at May 31, 2014 and 2013, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment included the following:

	As of May 31,
(In millions)	2014	2013
Land	$270	$268
Buildings	1,261	1,174
Machinery, equipment and internal-use software	3,376	2,985
Leasehold improvements	1,066	945
Construction in process	247	128
Total property, plant and equipment, gross	6,220	5,500
Less accumulated depreciation	3,386	3,048
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,834	$2,452
Capitalized interest was not material for the years ended May 31, 2014, 2013, and 2012. The Company had $74 million and $81 million in capital lease obligations as of May 31, 2014 and May 31, 2013, respectively, included in machinery, equipment and internal-use software.

NOTE 4 — Identifiable Intangible Assets and Goodwill
The following table summarizes the Company’s Identifiable intangible asset balances as of May 31, 2014 and 2013:

	As of May 31, 2014			As of May 31, 2013
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Acquired trademarks and other	$39	$(39)	$—	$43	$(36)	$7
Indefinite-lived trademarks			282			282
IDENTIFIABLE INTANGIBLE ASSETS, NET			$282			$289
Goodwill was $131 million at May 31, 2014 and May 31, 2013; $64 million is included in the Converse segment and the remaining amounts are included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2014	2013
Compensation and benefits, excluding taxes	$782	$713
Endorsement compensation	328	264
Dividends payable	209	188
Taxes other than income taxes	204	192
Advertising and marketing	133	77
Import and logistics costs	127	111
Fair value of derivatives	85	34
Other(1)	623	457
TOTAL ACCRUED LIABILITIES	$2,491	$2,036

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2014 and 2013.

NOTE 6 — Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2014 and 2013 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 – Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	1,137	151	986	—
Level 2:
Time deposits	227	227	—	—
U.S. Agency securities	1,027	25	1,002	—
Commercial paper and bonds	959	25	934	—
Money market funds	1,012	1,012	—	—
Total level 2	3,225	1,289	1,936	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$5,149	$2,220	$2,922	$7

	As of May 31, 2013
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$663	$663	$—	$—
Level 1:
U.S. Treasury securities	2,008	425	1,583	—
Level 2:
Time deposits	358	358	—	—
U.S. Agency securities(1)	1,026	395	631	—
Commercial paper and bonds(1)	1,074	660	414	—
Money market funds	836	836	—	—
Total level 2	3,294	2,249	1,045	—
Level 3:
Non-marketable preferred stock	5	—	—	5
TOTAL	$5,970	$3,337	$2,628	$5

(1)	Amounts have been revised to reflect proper classification between U.S. Agency securities and commercial paper and bonds.

	As of May 31, 2014
	Asset Derivatives			Liability Derivatives
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$127	$101	$26	$85	$84	$1
Interest rate swap contracts	6	—	6	—	—	—
TOTAL	$133	$101	$32	$85	$84	$1

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the Consolidated Balance Sheets. If the derivative financial instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $63 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2014.

	As of May 31, 2013
	Asset Derivatives			Liability Derivatives
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$278	$199	$79	$34	$34	$—
Interest rate swap contracts	11	—	11	—	—	—
TOTAL	$289	$199	$90	$34	$34	$—

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper, and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the fiscal years ended May 31, 2014 and 2013. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of May 31, 2014 and 2013.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the years ended May 31, 2014 and 2013, the Company did not consider its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.
As of May 31, 2014, the Company held $2,287 million of available-for-sale securities with maturity dates within one year from the purchase date and $635 million with maturity dates over one year and less than five years from the purchase date within short-term investments. As of May 31, 2013, the Company held $2,229 million of available-for-sale securities with maturity dates within one year from purchase date and $399 million with maturity dates over one year and less than five years from purchase date within Short-term investments.
Included in Interest expense (income), net was interest income related to the Company's available-for-sale securities of $5 million, $4 million, and $6 million for the years ended May 31, 2014, 2013, and 2012, respectively.

The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2014 and 2013.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. Refer to Note 17 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2014 or 2013.
As of May 31, 2014 and 2013, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
For fair value information regarding Notes payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2014 and 2013 are summarized below:

	As of May 31,
	2014			2013
(Dollars in millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
U.S. operations	$—	0.00%	(1)	$—	0.00%	(1)
Non-U.S. operations	167	10.04%	(1)	98	4.94%	(1)
TOTAL NOTES PAYABLE	$167			$98
Interest-Bearing Accounts Payable:
Sojitz America	$60	0.94%		$55	0.99%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.

The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
The Company purchases through Sojitz America certain NIKE Brand products it acquires from non-U.S. suppliers. These purchases are for products sold in certain countries in the Company's Emerging Markets geographic segment and Canada, excluding products produced and sold in the same country. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.
As of May 31, 2014 and 2013, the Company had no amounts outstanding under its commercial paper program.
On November 1, 2011, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017, with a one-year extension option exercisable through October 31, 2014. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.445%. The facility fee is 0.055% of the total commitment. Under this committed credit facility, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2014. No amounts were outstanding under this facility as of May 31, 2014 or 2013.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding As of May 31,
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	2014	2013
Corporate Bond Payables:(4)
October 1, 2013	$50	4.70%	Semi-Annually	$—	$50
October 15, 2015(1)	$100	5.15%	Semi-Annually	108	111
May 1, 2023(5)	$500	2.25%	Semi-Annually	499	499
May 1, 2043(5)	$500	3.63%	Semi-Annually	499	499
Promissory Notes:
April 1, 2017 (2)	$40	6.20%	Monthly	39	40
January 1, 2018 (2)	$19	6.79%	Monthly	19	19
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(3)	¥9,000	2.60%	Quarterly	29	34
August 20, 2001 through November 20, 2020(3)	¥4,000	2.00%	Quarterly	13	15
Total				1,206	1,267
Less current maturities				7	57
TOTAL LONG-TERM DEBT				$1,199	$1,210

(1)
The Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the note and pays variable interest payments based on the six-month LIBOR plus a spread. The swaps have the same notional amount and maturity date as the corresponding note. At May 31, 2014, the interest rates payable on these swap agreements ranged from approximately 0.2% to 0.4%.

(2)
On May 30, 2013, the Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes were paid off prior to maturity.

(3)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

(4)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(5)
The bonds are redeemable at the Company's option prior to February 1, 2023 and November 1, 2042, respectively, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to February 1, 2023 and November 1, 2042, respectively, the bonds also feature a par call provision which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2015 through 2019 are $7 million, $108 million, $45 million, $25 million and $7 million, respectively, at face value.
The fair value of the Company’s Long-term debt, including the current portion, was approximately $1,154 million at May 31, 2014 and $1,219 million at May 31, 2013. The fair value of Long-term debt is estimated based upon quoted prices of similar instruments (level 2).

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2014	2013	2012
Income before income taxes:
United States	$3,066	$1,231	$799
Foreign	478	2,025	2,212
TOTAL INCOME BEFORE INCOME TAXES	$3,544	$3,256	$3,011

The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2014	2013	2012
Current:
United States
Federal	$371	$432	$286
State	93	69	51
Foreign	398	398	488
Total	862	899	825
Deferred:
United States
Federal	8	—	(47)
State	(3)	(4)	5
Foreign	(16)	(90)	(29)
Total	(11)	(94)	(71)
TOTAL INCOME TAX EXPENSE	$851	$805	$754
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.8%	1.4%	1.3%
Foreign earnings	2.2%	-11.8%	-11.9%
Deferred charge	-14.6%	0.0%	0.0%
Other, net	-0.4%	0.1%	0.6%
EFFECTIVE INCOME TAX RATE	24.0%	24.7%	25.0%
The effective tax rate from continuing operations for the year ended May 31, 2014 was 70 basis points lower than the effective tax rate from continuing operations for the year ended May 31, 2013 primarily due to an increase in the amount of earnings from lower tax rate jurisdictions.
During the fourth quarter of the fiscal year ended May 31, 2014, the Company reached a resolution with the IRS on a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing for fiscal years 2011 through 2020. This agreement resulted in a reduction in the Company's permanently reinvested foreign earnings, which increased the effective income tax rate and Income taxes payable. The agreement also resulted in a reduction of previously unrecognized tax benefits and the creation of a deferred tax charge, both of which reduced the effective income tax rate. The net result of the agreement did not have a material impact on the Company’s effective income tax rate in fiscal 2014.
The effective tax rate from continuing operations for the year ended May 31, 2013 was 30 basis points lower than the effective tax rate from continuing operations for the year ended May 31, 2012 primarily due to tax benefits received from the intercompany sale of intellectual property rights outside of the U.S., the retroactive reinstatement of the research and development credit and the intra-period allocation of tax expense between continuing operations, discontinued operations and Other comprehensive income. The decrease in the effective rate was partially offset by a higher effective tax rate on operations as a result of an increase in earnings in higher tax jurisdictions.

Deferred tax assets and (liabilities) comprise the following:

	As of May 31,
(In millions)	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$11	$20
Inventories	49	40
Sales return reserves	113	101
Deferred compensation	211	197
Stock-based compensation	162	140
Reserves and accrued liabilities	95	66
Foreign loss carry-forwards	16	19
Foreign tax credit carry-forwards	—	106
Undistributed earnings of foreign subsidiaries	194	147
Other	51	47
Total deferred tax assets	902	883
Valuation allowance	(9)	(5)
Total deferred tax assets after valuation allowance	893	878
Deferred tax liabilities:
Property, plant and equipment	(237)	(241)
Intangibles	(94)	(78)
Other	(2)	(20)
Total deferred tax liability	(333)	(339)
NET DEFERRED TAX ASSET	$560	$539
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2014	2013	2012
Unrecognized tax benefits, as of the beginning of the period	$447	$285	$212
Gross increases related to prior period tax positions(1)	814	77	48
Gross decreases related to prior period tax positions(1)	(166)	(3)	(25)
Gross increases related to current period tax positions	125	130	91
Gross decreases related to current period tax positions	(30)	(9)	(1)
Settlements(1)	(676)	—	(20)
Lapse of statute of limitations	(4)	(21)	(9)
Changes due to currency translation	(4)	(12)	(11)
UNRECOGNIZED TAX BENEFITS, AS OF THE END OF THE PERIOD	$506	$447	$285

(1)
During the fourth quarter of the fiscal year ended May 31, 2014, the Company reached a resolution with the IRS on a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing for fiscal years 2011 through 2020. As a result, the Company recorded a gross increase in unrecognized tax benefits related to prior period tax positions, a gross decrease in unrecognized tax benefits related to prior period tax positions, and a settlement. The net impact of these items resulted in a decrease to unrecognized tax benefits.

As of May 31, 2014, the total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million, $264 million of which would affect the Company's effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties increased $55 million, $4 million, and $17 million during the years ended May 31, 2014, 2013, and 2012, respectively. As of May 31, 2014 and 2013, accrued interest and penalties related to uncertain tax positions were $167 million and $112 million, respectively (excluding federal benefit).
The Company is subject to taxation primarily in the United States, China, the Netherlands, and Brazil, as well as various state and other foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2014 tax years, and many issues are at an advanced stage in the examination process. In addition, the Company is in appeals regarding the validation of foreign tax credits taken. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2008 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $70 million within the next 12 months.

The Company provides for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2014, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes have not been provided was approximately $6.6 billion, which includes a reduction of permanently reinvested earnings for the year ended May 31, 2014. If these undistributed earnings were repatriated to the United States, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings would be approximately $2.1 billion at May 31, 2014.
A portion of the Company's foreign operations are benefiting from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The impact of this tax holiday decreased foreign taxes by $138 million, $108 million, and $117 million for the fiscal years ended May 31, 2014, 2013, and 2012, respectively. The benefit of the tax holiday on Diluted earnings per common share was $0.15, $0.12, and $0.12 for the fiscal years ended May 31, 2014, 2013, and 2012, respectively.
Deferred tax assets at May 31, 2014 and 2013 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses. The net change in the valuation allowance was an increase of $4 million, a decrease of $22 million, and an increase of $23 million for the years ended May 31, 2014, 2013, and 2012, respectively.
The Company has available domestic and foreign loss carry-forwards of $55 million at May 31, 2014. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2015	2016	2017	2018	2019-2034	Indefinite	Total
Net operating losses	$—	$—	$—	$6	$37	$12	$55
During the years ended May 31, 2014, 2013, and 2012, income tax benefits attributable to employee stock-based compensation transactions of $135 million, $76 million, and $120 million, respectively, were allocated to Total shareholders’ equity.

NOTE 10 — Redeemable Preferred Stock
Sojitz America is the sole owner of the Company’s authorized Redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the Redeemable preferred stock have been declared and paid in full. There have been no changes in the Redeemable preferred stock in the three years ended May 31, 2014, 2013, and 2012. As the holder of the Redeemable preferred stock, Sojitz America does not have general voting rights but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The Redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan, as amended, provides for the issuance of up to 326 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years, and expire 10 years from the date of grant.
The following table summarizes the Company’s total stock-based compensation expense recognized in Total selling and administrative expense:

	Year Ended May 31,
(In millions)	2014	2013	2012
Stock options(1)	$125	$123	$96
ESPPs	22	19	16
Restricted stock	30	32	18
TOTAL STOCK-BASED COMPENSATION EXPENSE	$177	$174	$130

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for years ended May 31, 2014, 2013, and 2012 was $15 million, $22 million, and $17 million, respectively.

As of May 31, 2014, the Company had $179 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized as selling and administrative expense over a weighted average period of 2.1 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2014, 2013, and 2012, as computed using the Black-Scholes pricing model, was $14.89, $12.71, and $11.08, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2014	2013	2012
Dividend yield	1.3%	1.5%	1.4%
Expected volatility	27.9%	35.0%	29.5%
Weighted average expected life (in years)	5.3	5.3	5.0
Risk-free interest rate	1.3%	0.6%	1.4%
The Company estimates the expected volatility based on the implied volatility in market traded options on the Company’s common stock with a term greater than 1 year, along with other factors. The weighted average expected life of options is based on an analysis of historical and expected future exercise patterns. The interest rate is based on the U.S. Treasury (constant maturity) risk-free rate in effect at the date of grant for periods corresponding with the expected term of the options.
The following summarizes the stock option transactions under the plan discussed above:

	Shares (1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2011	69.6	$25.65
Exercised	(18.0)	22.81
Forfeited	(1.0)	35.61
Granted	13.7	45.87
Options outstanding May 31, 2012	64.3	$30.59
Exercised	(9.9)	24.70
Forfeited	(1.3)	40.14
Granted	14.6	46.55
Options outstanding May 31, 2013	67.7	$34.72
Exercised	(11.0)	28.29
Forfeited	(1.3)	48.33
Granted	8.1	63.54
Options outstanding May 31, 2014	63.5	$39.28
Options exercisable at May 31,
2012	33.9	$24.38
2013	35.9	27.70
2014	37.0	31.42

(1)	Includes stock appreciation rights transactions.

The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2014 was 6.0 years and 4.6 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2014 was $2,391 million and $1,682 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2014, 2013, and 2012 was $474 million, $293 million, and $453 million, respectively.
In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 1.4 million, 1.6 million, and 1.7 million shares during each of the three years ended May 31, 2014, 2013 and 2012, respectively.
From time to time, the Company grants restricted stock units and restricted stock to key employees under the 1990 Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2014, 2013, and 2012 were 0.3 million, 1.6 million, and 0.7 million with weighted average values per share of $63.89, $46.86, and $49.49, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2014, 2013, and 2012, the aggregate fair value of restricted stock and restricted stock units vested was $28 million, $25 million, and $22 million, respectively, determined as of the date of vesting. As of May 31, 2014, the Company had $61 million of unrecognized compensation costs from restricted stock units to be recognized in Total selling and administrative expense over a weighted average period of 2.7 years.

NOTE 12 — Earnings Per Share
The following is a reconciliation from Basic earnings per common share to Diluted earnings per common share. Options to purchase an additional 0.1 million, 0.1 million, and 0.2 million shares of common stock were outstanding at May 31, 2014, 2013, and 2012, respectively, but were not included in the computation of Diluted earnings per common share because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2014	2013	2012
Determination of shares:
Weighted average common shares outstanding	883.4	897.3	920.0
Assumed conversion of dilutive stock options and awards	22.4	19.1	19.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	905.8	916.4	939.6

Earnings per share from continuing operations:
Basic earnings per common share	$3.05	$2.74	$2.45
Diluted earnings per common share	$2.97	$2.68	$2.40

Earnings per share from discontinued operations:
Basic earnings per common share	$—	$0.02	$(0.05)
Diluted earnings per common share	$—	$0.02	$(0.05)

Basic earnings per common share for NIKE, Inc.	$3.05	$2.76	$2.40
Diluted earnings per common share for NIKE, Inc.	$2.97	$2.70	$2.35

NOTE 13 — Benefit Plans
The Company has a qualified 401(k) Savings and Profit Sharing Plan to which all U.S. employees who work at least 1,000 hours in a year are able to participate. The Company matches a portion of employee contributions. Company contributions to the savings plan were $51 million, $46 million, and $42 million for the years ended May 31, 2014, 2013, and 2012, respectively, and are included in Total selling and administrative expense. The terms of the plan also allow for annual discretionary profit sharing contributions to the accounts of eligible employees by the Company as determined by the Board of Directors. Contributions of $49 million, $47 million, and $40 million were made to the plan and are included in Total selling and administrative expense for the years ended May 31, 2014, 2013, and 2012, respectively.
The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $46 million, $50 million, and $51 million of Total selling and administrative expense related to cash awards under the LTIP during the years ended May 31, 2014, 2013, and 2012, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $390 million and $326 million at May 31, 2014 and May 31, 2013, respectively, and classified as long-term in Deferred income taxes and other liabilities.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $100 million and $104 million at May 31, 2014 and May 31, 2013, respectively, which was primarily classified as long-term in Deferred income taxes and other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications (2)	(32)	(134)	—	—	(166)
Reclassifications to net income of previously deferred (gains) losses (3)	—	(27)	—	4	(23)
Other comprehensive income (loss)	(32)	(161)	—	4	(189)
Balance at May 31, 2014	$9	$32	$95	$(51)	$85

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit of $0 million, $9 million, $0 million, $0 million, and $9 million, respectively.

(3)	Net of tax expense of $0 million, $9 million, $0 million, $0 million, and $9 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

(In millions)	Year Ended May 31, 2014
Gains on cash flow hedges:
Foreign exchange forwards and options	$14	Revenues
Foreign exchange forwards and options	12	Cost of sales
Foreign exchange forwards and options	—	Total selling and administrative expense
Foreign exchange forwards and options	10	Other expense (income), net
Total before tax	36
Tax expense	(9)
Gain, net of tax	27
Losses on other	(4)	Other expense (income), net
Total before tax	(4)
Tax expense	—
Loss, net of tax	(4)
Total net gain reclassified for the period	$23
Refer to Note 17— Risk Management and Derivatives for more information on the Company's risk management program and derivatives.

NOTE 15 — Discontinued Operations
During the year ended May 31, 2013, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse, and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in Income tax expense; this gain is included in the Net income (loss) from discontinued operations line item on the Consolidated Statements of Income. There were no adjustments to these recorded amounts as of May 31, 2014. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the Net income (loss) from discontinued operations line item on the Consolidated Statements of Income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the Assets of discontinued operations and Liabilities of discontinued operations line items on the Consolidated Balance Sheets, respectively. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.”
Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services were essentially complete as of May 31, 2013 and the Company has had no significant involvement with Cole Haan beyond the transition services. The Company has also licensed NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan. Additionally, preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees is $33 million at May 31, 2014. The fair value of the guarantees is not material.
On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the Net income (loss) from discontinued operations line item on the Consolidated Statements of Income. The liabilities of Umbro were recorded in the Liabilities of discontinued operations line items on the Consolidated Balance Sheets. Previously, these amounts were reported in the Company's segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss is included in the Net income (loss) from discontinued operations line item on the Consolidated Statements of Income. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill, and fixed assets, other miscellaneous charges of $22 million, and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of May 31, 2014.
Under the sale agreement, the Company provided transition services to Iconix while certain markets were transitioned to Iconix-designated licensees. These transition services are complete and the Company has wound down the remaining operations of Umbro.

Summarized results of the Company's discontinued operations are as follows:

	Year Ended May 31,
(In millions)	2014	2013	2012
Revenues	$—	$523	$796
Income (loss) before income taxes	—	108	(43)
Income tax expense	—	87	3
Net income (loss) from discontinued operations	$—	$21	$(46)
As of May 31, 2014 and 2013, the aggregate components of liabilities classified as discontinued operations and included in Total current liabilities consisted of the following:

	As of May 31,
(In millions)	2014	2013
Accounts payable	$—	$1
Accrued liabilities	—	17
TOTAL LIABILITIES	$—	$18
There were no assets of discontinued operations as of May 31, 2014 and May 31, 2013.

NOTE 16 — Commitments and Contingencies
The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from 1 to 20 years after May 31, 2014. Rent expense was $533 million, $482 million, and $431 million for the years ended May 31, 2014, 2013 and 2012, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows (in millions):

	2015	2016	2017	2018	2019	Thereafter	Total
Operating leases	$427	$399	$366	$311	$251	$1,050	$2,804
Capital leases	$36	$35	$1	$1	$1	$—	$74
As of May 31, 2014 and 2013, the Company had letters of credit outstanding totaling $135 million and $149 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
In connection with various contracts and agreements, the Company provides routine indemnification relating to the enforceability of intellectual property rights, coverage for legal issues that arise and other items where the Company is acting as the guarantor. Currently, the Company has several such agreements in place. However, based on the Company’s historical experience and the estimated probability of future loss, the Company has determined that the fair value of such indemnification is not material to the Company’s financial position or results of operations.
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
The majority of derivatives outstanding as of May 31, 2014 are designated as cash flow or fair value hedges. All derivatives are recognized on the balance sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of May 31, 2014 was approximately $12 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of May 31, 2014, there were outstanding currency forward contracts with maturities up to 24 months.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	2014	2013	Balance Sheet Location	2014	2013
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$76	$141	Accrued liabilities	$57	$12
Foreign exchange forwards and options	Deferred income taxes and other assets	26	79	Deferred income taxes and other liabilities	1	—
Interest rate swap contracts	Deferred income taxes and other assets	6	11	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		108	231		58	12
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	25	58	Accrued liabilities	27	22
Total derivatives not designated as hedging instruments		25	58		27	22
TOTAL DERIVATIVES		$133	$289		$85	$34
The following tables present the amounts affecting the Consolidated Statements of Income for years ended May 31, 2014, 2013 and 2012:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31,
	2014	2013	2012		2014	2013	2012
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(48)	$42	$(29)	Revenues	$14	$(19)	$5
Foreign exchange forwards and options	(78)	67	253	Cost of sales	12	113	(57)
Foreign exchange forwards and options	4	(3)	3	Total selling and administrative expense	—	2	(2)
Foreign exchange forwards and options	(21)	33	36	Other expense (income), net	10	9	(9)
Total designated cash flow hedges	$(143)	$139	$263		$36	$105	$(63)
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	$45	Other expense (income), net	$—	$—	$—

(1)
For the years ended May 31, 2014, 2013, and 2012, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2014	2013	2012
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$5	$5	$6	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(75)	$51	$64	Other expense (income), net
Embedded derivatives	$(1)	$(4)	$1	Other expense (income), net

(1)
All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 5 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued, Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for additional information on changes in Other comprehensive income for the years ended May 31, 2014, 2013 and 2012.
Cash Flow Hedges
The purpose of the Company’s foreign currency hedging activities is to reduce the volatility of the Company's cash flows resulting from changes in currency exchange rates. Foreign currency exposures that the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, selling and administrative expenses, investments in U.S. Dollar-denominated available-for-sale debt securities and certain intercompany transactions.
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: (1) Some NIKE entities purchase product from the NIKE Trading Company (“NTC”), a wholly-owned sourcing hub that buys NIKE branded products from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC; (2) Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. Typically the Company may enter into hedge contracts starting 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs.
All changes in the fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Other comprehensive income will be released to Net income sometime after the maturity of the related derivative. Effective hedge results are classified within the Consolidated Statements of Income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives as described below, recorded in Revenues or Cost of sales, when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other expense (income), net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other expense (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Consolidated Statement of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the years ended May 31, 2014, 2013, and 2012.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in Other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value in Other expense (income), net. For the years ended May 31, 2014, 2013, and 2012, the amounts recorded in Other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of May 31, 2014, $10 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in Other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2014, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions is 24 months.

Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of May 31, 2014, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Consolidated Statement of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2014, 2013, or 2012.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the Cumulative translation adjustment component of Other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash (used) provided by investing activities component of the Consolidated Statement of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2014, 2013, or 2012.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory's acceptance of NIKE's purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At May 31, 2014, the notional amount of embedded derivatives was approximately $100 million.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Consolidated Statement of Cash Flows.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives to either counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2014, the Company was in compliance with all credit risk related contingent features and the fair value of its derivative instruments with credit risk related contingent features in a net liability position was $22 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2014 those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment, Demand creation expense and Operating overhead expense that are centrally managed for the NIKE Brand, and costs associated with product development and supply chain operations.
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
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Consolidated Statements of Income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and to Converse. These rates are set approximately nine months in advance of the future selling season based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, Inventories and Property, plant and equipment for operating segments are regularly reviewed by management and are therefore provided below. Additions to long-lived assets as presented in the following table represent capital expenditures.
Certain prior year amounts have been reclassified to conform to fiscal 2014 presentation.

	Year Ended May 31,
(In millions)	2014	2013	2012
REVENUE
North America	$12,299	$11,158	$9,538
Western Europe	4,979	4,193	4,212
Central & Eastern Europe	1,387	1,229	1,146
Greater China	2,602	2,478	2,561
Japan	771	876	920
Emerging Markets	3,949	3,832	3,523
Global Brand Divisions	125	115	111
Total NIKE Brand	26,112	23,881	22,011
Converse	1,684	1,449	1,324
Corporate	3	(17)	(4)
TOTAL NIKE CONSOLIDATED REVENUES	$27,799	$25,313	$23,331
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,075	$2,641	$2,092
Western Europe	855	643	599
Central & Eastern Europe	279	234	209
Greater China	816	813	913
Japan	131	139	135
Emerging Markets	955	988	826
Global Brand Divisions	(2,021)	(1,746)	(1,479)
Total NIKE Brand	4,090	3,712	3,295
Converse	496	425	394
Corporate	(1,009)	(884)	(674)
Total NIKE Consolidated Earnings Before Interest and Taxes	3,577	3,253	3,015
Interest expense (income), net	33	(3)	4
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$3,544	$3,256	$3,011
ADDITIONS TO LONG-LIVED ASSETS
North America	$240	$132	$139
Western Europe	120	75	93
Central & Eastern Europe	19	22	20
Greater China	63	52	38
Japan	9	7	14
Emerging Markets	55	50	27
Global Brand Divisions	225	270	220
Total NIKE Brand	731	608	551
Converse	30	20	11
Corporate	161	153	25
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$922	$781	$587
DEPRECIATION
North America	$109	$92	$85
Western Europe	71	68	62
Central & Eastern Europe	11	9	6
Greater China	38	32	25
Japan	19	22	23
Emerging Markets	25	20	16
Global Brand Divisions	175	122	85
Total NIKE Brand	448	365	302
Converse	16	15	14
Corporate	54	38	37
TOTAL DEPRECIATION	$518	$418	$353

	As of May 31,
(In millions)	2014	2013
ACCOUNTS RECEIVABLE, NET
North America	$1,505	$1,459
Western Europe	341	375
Central & Eastern Europe	280	287
Greater China	68	56
Japan	162	154
Emerging Markets	819	574
Global Brand Divisions	71	30
Total NIKE Brand	3,246	2,935
Converse	171	131
Corporate	17	51
TOTAL ACCOUNTS RECEIVABLE, NET	$3,434	$3,117
INVENTORIES
North America	$1,758	$1,626
Western Europe	711	560
Central & Eastern Europe	271	207
Greater China	221	209
Japan	94	69
Emerging Markets	633	567
Global Brand Divisions	18	30
Total NIKE Brand	3,706	3,268
Converse	261	210
Corporate	(20)	6
TOTAL INVENTORIES	$3,947	$3,484
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$545	$424
Western Europe	384	327
Central & Eastern Europe	51	44
Greater China	232	213
Japan	258	269
Emerging Markets	115	89
Global Brand Divisions	537	473
Total NIKE Brand	2,122	1,839
Converse	70	52
Corporate	642	561
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,834	$2,452

Revenues by Major Product Lines
Revenues to external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers consist primarily of sales by Converse.

	Year Ended May 31,
(In millions)	2014	2013	2012
Footwear	$16,208	$14,635	$13,513
Apparel	8,109	7,491	6,958
Equipment	1,670	1,640	1,429
Other	1,812	1,547	1,431
TOTAL NIKE CONSOLIDATED REVENUES	$27,799	$25,313	$23,331

Revenues and Long-Lived Assets by Geographic Area
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above under operating segments with the exception of the United States. Revenues derived in the United States were $12,711 million, $11,385 million, and $9,793 million for the years ended May 31, 2014, 2013, and 2012, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan, Belgium and China. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $1,652 million and $1,374 million at May 31, 2014 and 2013, respectively. Long-lived assets attributable to operations in Japan were $258 million and $270 million at May 31, 2014 and 2013, respectively. Long-lived assets attributable to operations in Belgium were $175 million and $157 million at May 31, 2014 and 2013, respectively. Long-lived assets attributable to operations in China were $234 million and $212 million at May 31, 2014 and 2013, respectively.
Major Customers
No customer accounted for 10% or more of the Company’s net Revenues during the years ended May 31, 2014, 2013, and 2012.
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.
ITEM 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2014.
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

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation

The information required by Items 402, 407(e)(4), and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2014,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2014 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	43

	Consolidated Statements of Income for each of the three years ended May 31, 2014, May 31, 2013, and May 31, 2012	44

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2014, May 31, 2013, and May 31, 2012	45

	Consolidated Balance Sheets at May 31, 2014 and May 31, 2013	46

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2014, May 31, 2013, and May 31, 2012	47

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2014, May 31, 2013, and May 31, 2012	48

	Notes to Consolidated Financial Statements	49

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts	78

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005, File No. 1-10635).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, File No. 1-10635).*

10.4	Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan.*
10.5
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 3, 2013).*

10.6
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008, File No. 1-10635).*

10.7	NIKE, Inc. 1990 Stock Incentive Plan.*
10.8	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012).*
10.9	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2012).*

10.10
NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective April 1, 2013) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013).*

10.11
NIKE, Inc. Deferred Compensation Plan (Amended and Restated effective June 1, 2004) (applicable to amounts deferred before January 1, 2005) (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004, File No. 1-10635).*

10.12
Amendment No. 1 effective January 1, 2008 to the NIKE, Inc. Deferred Compensation Plan (June 1, 2004 Restatement) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009, File No. 1-10635).*

10.13
NIKE, Inc. Foreign Subsidiary Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2008, File No. 1-10635).*

10.14
Amended and Restated Covenant Not To Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008, File No. 1-10635).*

10.15
Form of Restricted Stock Bonus Agreement under the 1990 Stock Incentive Plan for awards prior to May 31, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2005, File No. 1-10635).*

10.16
Form of Restricted Stock Agreement under the 1990 Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013).*

10.17
Form of Restricted Stock Unit Agreement under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2013).*

10.18
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006, File No. 1-10635).*

10.19
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Eric D. Sprunk dated April 18, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.20
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008, File No. 1-10635).*

10.21	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Jeanne Jackson dated March 4, 2009.*
10.22	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*
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
Upon written request to Investor Relations, NIKE, Inc., One Bowerman Drive, Beaverton, Oregon 97005-6453, NIKE will furnish shareholders with a copy of any Exhibit upon payment of $0.10 per page, which represents our reasonable expenses in furnishing Exhibits.

SCHEDULE II — Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2012	$151	$401	$(3)	$(376)	$173
For the year ended May 31, 2013	173	538	1	(471)	241
For the year ended May 31, 2014	241	619	(3)	(549)	308
Allowance for doubtful accounts(1)
For the year ended May 31, 2012	$120	$21	$(9)	$(41)	$91
For the year ended May 31, 2013	91	31	1	(19)	104
For the year ended May 31, 2014	104	13	(2)	(37)	78

(1)
Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is classified in Deferred income taxes and other assets on the Consolidated Balance Sheets.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-188072) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, and 333-173727) of NIKE, Inc. of our report dated July 25, 2014 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 25, 2014

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chief Executive Officer and President
Date:	July 25, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 25, 2014
PRINCIPAL FINANCIAL OFFICER:
/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 25, 2014
PRINCIPAL ACCOUNTING OFFICER:
/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 25, 2014
DIRECTORS:
/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 25, 2014
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 25, 2014
/s/ JOHN G. CONNORS John G. Connors	Director	July 25, 2014
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 25, 2014
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 25, 2014
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 25, 2014
/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 25, 2014
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 25, 2014
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 25, 2014
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 25, 2014
/s/ ORIN C. SMITH Orin C. Smith	Director	July 25, 2014
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 25, 2014
/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 25, 2014