Form 10-Q
period 2014-08-31
NIKE INC
filed 2014-10-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2014
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 2, 2014 were:

Class A	177,557,876
Class B	683,950,592
861,508,468

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2014	2014
ASSETS
Current assets:
Cash and equivalents (Note 4)	$2,303	$2,220
Short-term investments (Note 4)	2,276	2,922
Accounts receivable, net	3,587	3,434
Inventories (Note 2)	4,030	3,947
Deferred income taxes (Note 5)	348	355
Prepaid expenses and other current assets (Notes 4 and 8)	996	818
Total current assets	13,540	13,696
Property, plant and equipment, net	2,895	2,834
Identifiable intangible assets, net	282	282
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 5 and 8)	1,673	1,651
TOTAL ASSETS	$18,521	$18,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$6	$7
Notes payable (Note 4)	146	167
Accounts payable	1,970	1,930
Accrued liabilities (Notes 3, 4 and 8)	2,441	2,491
Income taxes payable (Note 5)	250	432
Total current liabilities	4,813	5,027
Long-term debt (Note 4)	1,195	1,199
Deferred income taxes and other liabilities (Notes 4, 5 and 8)	1,408	1,544
Commitments and contingencies (Note 11)	—	—
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 686 and 692 shares outstanding	3	3
Capital in excess of stated value	6,070	5,865
Accumulated other comprehensive income (Note 9)	224	85
Retained earnings	4,808	4,871
Total shareholders’ equity	11,105	10,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,521	$18,594
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2014	2013
Revenues	$7,982	$6,971
Cost of sales	4,261	3,839
Gross profit	3,721	3,132
Demand creation expense	897	731
Operating overhead expense	1,583	1,327
Total selling and administrative expense	2,480	2,058
Interest expense (income), net	9	8
Other expense (income), net	3	28
Income before income taxes	1,229	1,038
Income tax expense (Note 5)	267	259
NET INCOME	$962	$779

Earnings per common share:
Basic	$1.11	$0.88
Diluted	$1.09	$0.86

Dividends declared per common share	$0.24	$0.21
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2014	2013
Net income	$962	$779
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	2	(31)
Change in net gains (losses) on cash flow hedges	135	(65)
Change in net gains (losses) on other	2	(1)
Total other comprehensive income (loss), net of tax	139	(97)
TOTAL COMPREHENSIVE INCOME	$1,101	$682

The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2014	2013
Cash provided by operations:
Net income	$962	$779
Income charges (credits) not affecting cash:
Depreciation	147	122
Deferred income taxes	35	24
Stock-based compensation (Note 6)	43	42
Amortization and other	(34)	30
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(203)	(102)
(Increase) in inventories	(111)	(61)
(Increase) in prepaid expenses and other current assets	—	(102)
(Decrease) in accounts payable, accrued liabilities and income taxes	(251)	(114)
Cash provided by operations	588	618
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,296)	(1,417)
Maturities of short-term investments	1,074	818
Sales of short-term investments	762	250
Investments in reverse repurchase agreements	—	(100)
Additions to property, plant and equipment	(262)	(245)
Disposals of property, plant and equipment	2	1
Increase in other assets, net of other liabilities	—	(1)
Cash provided (used) by investing activities	280	(694)
Cash used by financing activities:
Long-term debt payments, including current portion	(2)	(2)
(Decrease) increase in notes payable	(17)	3
Payments on capital lease obligations	(6)	—
Proceeds from exercise of stock options and other stock issuances	127	94
Excess tax benefits from share-based payment arrangements	44	27
Repurchase of common stock	(819)	(526)
Dividends — common and preferred	(209)	(188)
Cash used by financing activities	(882)	(592)
Effect of exchange rate changes	97	(8)
Net increase (decrease) in cash and equivalents	83	(676)
Cash and equivalents, beginning of period	2,220	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$2,303	$2,661
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$125	$107
Dividends declared and not paid	207	187
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2014 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.
Revisions
The Company has historically capitalized costs associated with internally generated patents and trademarks and amortized these assets over the legal term of the patents and trademarks. During the fourth quarter of fiscal 2014, management determined that these capitalized costs were not accurately identified with specific patent or trademark assets, and therefore, concluded that amounts previously capitalized should have been expensed as incurred. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been revised to correctly expense costs associated with internally developed patents and trademarks in the period incurred and to reverse expenses for amortization of previously capitalized costs. The revisions resulted in a decrease in Net income of $1 million for the three months ended August 31, 2013. Cash provided by operations decreased $3 million while Cash used by investing activities decreased $3 million for the three months ended August 31, 2013.
Also, in the fourth quarter of fiscal 2014, the Company revised certain prior year amounts to eliminate intercompany transfers of short-term investments, to correctly reflect the purchases, sales and maturities of short-term investments related to the Company's hedging program involving U.S. Dollar denominated available-for-sale securities and to correctly classify certain investment holdings as Short-term investments. Cash and equivalents decreased $275 million and Short-term investments increased $275 million at August 31, 2013. In the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended August 31, 2013, the revisions resulted in a net increase in Purchases of short-term investments of $89 million and a net decrease in Sales of short-term investments of $186 million, which caused a net increase of $275 million in Cash used by investing activities.
Certain prior year amounts have also been revised in the Unaudited Condensed Consolidated Statements of Cash Flows to correctly recognize the cash flow impacts of certain inventory amounts held by third parties, which were identified during the third quarter of fiscal 2014 and resulted in cash flow impacts of $2 million for both Inventories and Accrued liabilities for the three months ended August 31, 2013. This revision had no impact on Cash provided by operations or Net increase (decrease) in cash and equivalents.
The Company also revised certain prior period amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to correctly reflect non-cash additions to property, plant and equipment, which were identified during the second quarter of fiscal 2014. For the three months ended August 31, 2013, this revision increased Cash provided by operations and increased Cash used by investing activities, each by $30 million.
The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Unaudited Condensed Consolidated Financial Statements as of August 31, 2013, and for the three months then ended, which are presented herein, have been revised. The following are selected line items from the Company's Unaudited Condensed Consolidated Financial Statements illustrating the effect of these corrections and the correction of other immaterial errors:

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Income
	Three Months Ended August 31, 2013
(In millions, except per share data)	As Reported	Adjustment	As Revised
Total selling and administrative expense	$2,056	$2	$2,058
Income before income taxes	1,040	(2)	1,038
Income tax expense	260	(1)	259
NET INCOME	$780	$(1)	$779

Earnings per common share:
Basic	$0.88	$0.00	$0.88
Diluted	$0.86	$0.00	$0.86

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended August 31, 2013
(In millions)	As Reported	Adjustment	As Revised
Net income	$780	$(1)	$779
TOTAL COMPREHENSIVE INCOME	$683	$(1)	$682

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
	Three Months Ended August 31, 2013
(In millions)	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$780	$(1)	$779
Income charges (credits) not affecting cash:
Amortization and other	31	(1)	30
(Increase) in inventories	(63)	2	(61)
(Decrease) in accounts payable, accrued liabilities and income taxes	(135)	21	(114)
Cash provided by operations	597	21	618
Cash provided (used) by investing activities:
Purchases of short-term investments	(1,328)	(89)	(1,417)
Sales of short-term investments	436	(186)	250
Additions to property, plant and equipment	(215)	(30)	(245)
Increase in other assets, net of other liabilities	(4)	3	(1)
Cash provided (used) by investing activities	(392)	(302)	(694)
Cash used by financing activities:
(Decrease) increase in notes payable	(3)	6	3
Cash used by financing activities	(598)	6	(592)
Net increase (decrease) in cash and equivalents	(401)	(275)	(676)
Cash and equivalents, beginning of period	3,337	—	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$2,936	$(275)	$2,661
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that replaces existing revenue recognition guidance. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company beginning June 1, 2017 and early adoption is not permitted. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $4,030 million and $3,947 million at August 31, 2014 and May 31, 2014, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2014	2014
Compensation and benefits, excluding taxes	$578	$782
Endorsement compensation	420	328
Taxes other than income taxes	232	204
Dividends payable	207	209
Import and logistics costs	149	127
Advertising and marketing	142	133
Fair value of derivatives	61	85
Other(1)	652	623
TOTAL ACCRUED LIABILITIES	$2,441	$2,491

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2014 and May 31, 2014.

NOTE 4 — Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses the three-level hierarchy established by the FASB that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).
The levels of the fair value hierarchy are described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical assets or liabilities in markets that are not active.

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
Pricing vendors are utilized for certain Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The Company’s fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include a comparison of fair values to another independent pricing vendor.
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$976	$976	$—	$—
Level 1:
U.S. Treasury securities	985	150	835	—
Level 2:
Time deposits	244	244	—	—
U.S. Agency securities	785	48	737	—
Commercial paper and bonds	779	75	704	—
Money market funds	810	810	—	—
Total Level 2:	2,618	1,177	1,441	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$4,586	$2,303	$2,276	$7

	As of May 31, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	1,137	151	986	—
Level 2:
Time deposits	227	227	—	—
U.S. Agency securities	1,027	25	1,002	—
Commercial paper and bonds	959	25	934	—
Money market funds	1,012	1,012	—	—
Total Level 2:	3,225	1,289	1,936	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$5,149	$2,220	$2,922	$7

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2014 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$278	$219	$59	$65	$60	$5
Embedded derivatives	—	—	—	1	1	—
Interest rate swap contracts	5	—	5	—	—	—
TOTAL	$283	$219	$64	$66	$61	$5

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments in the Unaudited Condensed Consolidated Balance Sheets. If the derivative financial instruments had been netted in the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $61 million. No material amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of August 31, 2014.

	As of May 31, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$127	$101	$26	$85	$84	$1
Interest rate swap contracts	6	—	6	—	—	—
TOTAL	$133	$101	$32	$85	$84	$1

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended August 31, 2014 and 2013. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of August 31, 2014 and May 31, 2014.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the three months ended August 31, 2014 the Company did not consider any of its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.

As of August 31, 2014, the Company held $1,674 million of available-for-sale securities with maturity dates within one year from the purchase date and $602 million with maturity dates over one year and less than five years from the purchase date within Short-term investments. As of May 31, 2014, the Company held $2,287 million of available-for-sale securities with maturity dates within one year from purchase date and $635 million with maturity dates over one year and less than five years from purchase date within Short-term investments.
Included in Interest expense (income), net for each of the three months ended August 31, 2014 and 2013 was interest income related to the Company's available-for-sale securities of $1 million.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2014 and the year ended May 31, 2014.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. Refer to Note 8 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the three months ended August 31, 2014.
As of August 31, 2014 and May 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,177 million at August 31, 2014 and $1,154 million at May 31, 2014.
The carrying amounts reflected in the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — Income Taxes
The effective tax rate was 21.7% and 25.0% for the three month periods ended August 31, 2014 and 2013, respectively. The decrease in the Company’s effective tax rate was primarily due to the resolution of audits and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
As of August 31, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $473 million, $253 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties decreased $7 million during the three months ended August 31, 2014. As of August 31, 2014 and May 31, 2014, accrued interest and penalties related to uncertain tax positions were $160 million and $167 million, respectively (excluding federal benefit).
The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil, as well as various other state and foreign jurisdictions. The Company has concluded substantially all U.S. federal income tax matters through fiscal 2010. The Company is currently under audit by the Internal Revenue Service for the 2011 through 2014 tax years. Many issues are at an advanced stage in the examination process, including the validation of foreign tax credits taken. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2008 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $71 million within the next 12 months.

NOTE 6 — Stock-Based Compensation
In 1990, the Board of Directors adopted, and the shareholders approved, the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”). The 1990 Plan provides for the issuance of up to 326 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the 1990 Plan. The 1990 Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the 1990 Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the 1990 Plan were granted in the first quarter of each fiscal year, vest ratably over four years and expire 10 years from the date of grant.
In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each 6-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation by estimating the fair value of options granted under the 1990 Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Operating overhead expense over the vesting period using the straight-line method.

The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended August 31,
(In millions)	2014	2013
Stock options(1)	$30	$29
ESPPs	6	5
Restricted stock	7	8
TOTAL STOCK-BASED COMPENSATION EXPENSE	$43	$42

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended August 31, 2014 and 2013 was $4 million for each respective period.

As of August 31, 2014, the Company had $285 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.7 years.
The weighted average fair value per share of the options granted during the three month periods ended August 31, 2014 and 2013, as computed using the Black-Scholes pricing model, was $16.91 and $14.85, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2014	2013
Dividend yield	1.2%	1.3%
Expected volatility	23.6%	27.9%
Weighted average expected life (in years)	5.8	5.3
Risk-free interest rate	1.7%	1.3%
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

NOTE 7 — Earnings Per Share
The following is a reconciliation from basic earnings per share to diluted earnings per share. Options to purchase an additional 9.2 million and 7.9 million shares of common stock were outstanding at August 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2014	2013
Determination of shares:
Weighted average common shares outstanding	864.9	889.4
Assumed conversion of dilutive stock options and awards	21.3	21.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	886.2	910.7

Earnings per common share:
Basic	$1.11	$0.88
Diluted	$1.09	$0.86

NOTE 8 — Risk Management and Derivatives
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under the accounting standards for derivatives and hedging. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets or liabilities or forecasted transactions.
The majority of derivatives outstanding as of August 31, 2014 are designated as cash flow or fair value hedges. All derivatives are recognized in the Unaudited Condensed Consolidated Balance Sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of August 31, 2014 was approximately $13 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of August 31, 2014, there were outstanding currency forward contracts with maturities up to 21 months.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2014 and May 31, 2014:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	August 31, 2014	May 31, 2014	Balance Sheet Location	August 31, 2014	May 31, 2014
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$169	$76	Accrued liabilities	$53	$57
Foreign exchange forwards and options	Deferred income taxes and other assets	59	26	Deferred income taxes and other liabilities	5	1
Interest rate swap contracts	Deferred income taxes and other assets	5	6	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		233	108		58	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	50	25	Accrued liabilities	7	27
Embedded derivatives	Prepaid expenses and other current assets	—	—	Accrued liabilities	1	—
Total derivatives not designated as hedging instruments		50	25		8	27
TOTAL DERIVATIVES		$283	$133		$66	$85
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2014 and 2013:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended August 31,
	2014	2013		2014	2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(38)	$(3)	Revenues	$(17)	$14
Foreign exchange forwards and options	119	(24)	Cost of sales	(8)	16
Foreign exchange forwards and options	—	1	Total selling and administrative expense	—	—
Foreign exchange forwards and options	37	(7)	Other expense (income), net	5	5
Total designated cash flow hedges	$118	$(33)		$(20)	$35

(1)
For the three months ended August 31, 2014, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$93	$(15)	Other expense (income), net
Embedded derivatives	$(1)	$—	Other expense (income), net

(1)
All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued, and Note 9 — Accumulated Other Comprehensive Income for additional information on changes in Other comprehensive income for the three months ended August 31, 2014 and 2013.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (“NTC”), a wholly owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order, and their accounting treatment is described further below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Hedged transactions are denominated primarily in Euros, British Pounds and Japanese Yen. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Other comprehensive income will be released to Net income sometime after the maturity of the related derivative. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives as described below, recorded in Revenues or Cost of sales, when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other expense (income), net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other expense (income), net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was not material for the three months ended August 31, 2014 and 2013.
The Company discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur; or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in Other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in Other expense (income), net. For the three months ended August 31, 2014 and 2013, the amounts recorded in Other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of August 31, 2014, $104 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in Other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2014, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 21 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of August 31, 2014, all interest rate swap agreements are designated as fair value hedges of the related long-term debt and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three months ended August 31, 2014 or 2013.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of Other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash provided (used) by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three months ended August 31, 2014 or 2013.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in Other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At August 31, 2014, the notional amount of embedded derivatives outstanding was approximately $127 million.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
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

The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2014, the Company was in compliance with all credit risk related contingent features and the aggregate fair value of its derivative instruments with credit risk related contingent features in a net liability position was $3 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of August 31, 2014, those counterparties which were required to post collateral complied with such requirements. Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 9 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2014	$9	$32	$95	$(51)	$85
Other comprehensive gains (losses) before reclassifications(2)	2	119	—	5	126
Reclassifications to net income of previously deferred (gains) losses(3)	—	16	—	(3)	13
Other comprehensive income (loss)	2	135	—	2	139
Balance at August 31, 2014	$11	$167	$95	$(49)	$224

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(11) million, $1 million, $0 million, $(2) million, and $(12) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(4) million, $0 million, $1 million, and $(3) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications(2)	(31)	(35)	—	(2)	(68)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(30)	—	1	(29)
Other comprehensive income (loss)	(31)	(65)	—	(1)	(97)
Balance at August 31, 2013	$10	$128	$95	$(56)	$177

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(2) million, $0 million, $0 million, and $(2) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $5 million, $0 million, $0 million, and $5 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
(In millions)	2014	2013
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(17)	$14	Revenue
Foreign exchange forwards and options	(8)	16	Cost of sales
Foreign exchange forwards and options	—	—	Total selling and administrative expense
Foreign exchange forwards and options	5	5	Other expense (income), net
Total before tax	(20)	35
Tax benefit (expense)	4	(5)
(Loss) gain net of tax	(16)	30
Gains (losses) on other	4	(1)	Other expense (income), net
Total before tax	4	(1)
Tax (expense)	(1)	—
Gain (loss) net of tax	3	(1)
Total net (loss) gain reclassified for the period	$(13)	$29

NOTE 10 — Operating Segments
The Company’s operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity and also include the results of NIKE Golf and Hurley.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic operating segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; unallocated insurance and benefit programs, including stock-based compensation; and certain foreign currency gains and losses, certain corporate eliminations and other items.
The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. Reconciling items for EBIT represent corporate expense items that are not allocated to the operating segments for management reporting.
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
Accounts receivable, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below.
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.

	Three Months Ended August 31,
(In millions)	2014	2013
REVENUES
North America	$3,513	$3,135
Western Europe	1,714	1,301
Central & Eastern Europe	392	366
Greater China	679	574
Japan	160	158
Emerging Markets	934	902
Global Brand Divisions	29	32
Total NIKE Brand	7,421	6,468
Converse	575	494
Corporate	(14)	9
TOTAL NIKE CONSOLIDATED REVENUES	$7,982	$6,971
EARNINGS BEFORE INTEREST AND TAXES
North America	$970	$813
Western Europe	404	265
Central & Eastern Europe	68	81
Greater China	218	170
Japan	11	24
Emerging Markets	156	210
Global Brand Divisions	(533)	(466)
Total NIKE Brand	1,294	1,097
Converse	186	169
Corporate	(242)	(220)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,238	1,046
Interest expense (income), net	9	8
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$1,229	$1,038

	As of August 31,	As of May 31,
(In millions)	2014	2014
ACCOUNTS RECEIVABLE, NET
North America	$1,485	$1,505
Western Europe	584	341
Central & Eastern Europe	286	280
Greater China	66	68
Japan	94	162
Emerging Markets	733	819
Global Brand Divisions	79	71
Total NIKE Brand	3,327	3,246
Converse	241	171
Corporate	19	17
TOTAL ACCOUNTS RECEIVABLE, NET	$3,587	$3,434
INVENTORIES
North America	$1,828	$1,758
Western Europe	709	711
Central & Eastern Europe	192	271
Greater China	272	221
Japan	114	94
Emerging Markets	685	633
Global Brand Divisions	37	18
Total NIKE Brand	3,837	3,706
Converse	210	261
Corporate	(17)	(20)
TOTAL INVENTORIES	$4,030	$3,947
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$565	$545
Western Europe	413	384
Central & Eastern Europe	53	51
Greater China	238	232
Japan	250	258
Emerging Markets	112	115
Global Brand Divisions	537	537
Total NIKE Brand	2,168	2,122
Converse	79	70
Corporate	648	642
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,895	$2,834

NOTE 11 — Commitments and Contingencies
At August 31, 2014, the Company had letters of credit outstanding totaling $117 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $30 million at August 31, 2014. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first quarter of fiscal 2015, NIKE, Inc. Revenues increased 15% to $8.0 billion; foreign currency exchange rates did not have a significant impact on our consolidated reported revenue growth. We delivered Net income of $962 million and Diluted earnings per common share of $1.09, 23% and 27% higher, respectively, than the first quarter of fiscal 2014.
Income before income taxes increased 18% compared to the first quarter of the prior year due to increases in revenues and gross margin, which more than offset higher selling and administrative expense as a percentage of revenues. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth of 15%, reflecting higher revenues across all geographies, product types and nearly all key categories. Brand strength, innovative products and strong category retail presentation continued to fuel demand for NIKE Brand products. Constant currency revenues from Converse increased 16%, driven by conversion of markets from licensed to direct distribution, as well as growth in comparable direct distribution markets, particularly the United States and the United Kingdom.
Our first quarter net income was also positively impacted by a year-on-year decrease in our effective tax rate of 330 basis points, driven primarily by resolution of audits and an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate.
Diluted earnings per share also benefited from a 3% decline in the weighted average diluted common shares outstanding driven by our share repurchase program.

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2014	2013(1)	% Change
Revenues	$7,982	$6,971	15%
Cost of sales	4,261	3,839	11%
Gross profit	3,721	3,132	19%
Gross margin %	46.6%	44.9%
Demand creation expense	897	731	23%
Operating overhead expense	1,583	1,327	19%
Total selling and administrative expense	2,480	2,058	21%
% of Revenues	31.1%	29.5%
Interest expense (income), net	9	8	—
Other expense (income), net	3	28	—
Income before income taxes	1,229	1,038	18%
Income tax expense	267	259	3%
Effective tax rate	21.7%	25.0%
Net income	$962	$779	23%
Diluted earnings per common share	$1.09	$0.86	27%

(1)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,701	$3,979	18%	18%
Apparel	2,237	2,023	11%	11%
Equipment	454	434	5%	5%
Global Brand Divisions(3)	29	32	-9%	-17%
Total NIKE Brand Revenues	7,421	6,468	15%	15%
Converse	575	494	16%	16%
Corporate(4)	(14)	9	—	—
TOTAL NIKE, INC. REVENUES	$7,982	$6,971	15%	15%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,689	$5,135	11%	11%
Sales Direct to Consumer	1,703	1,301	31%	30%
Global Brand Divisions(3)	29	32	-9%	-17%
TOTAL NIKE BRAND REVENUES	$7,421	$6,468	15%	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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

On a currency neutral basis, NIKE, Inc. revenues grew 15% for the first quarter of fiscal 2015, driven by increases in revenues for both the NIKE Brand and Converse. Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers, driving increased demand for NIKE Brand products in the first quarter of fiscal 2015. On a currency neutral basis, every NIKE Brand geography delivered higher revenues for the first quarter of fiscal 2015. North America and Western Europe each contributed approximately 5 percentage points of the increase in NIKE, Inc. revenues while Greater China contributed approximately 2 percentage points and Emerging Markets and Converse each contributed approximately 1 percentage point.
Excluding the effects of changes in currency exchange rates, NIKE Brand revenues increased for all product types as footwear and apparel revenues increased 18% and 11%, respectively, while equipment revenues increased 5%. The constant currency increase in NIKE Brand footwear revenues for the first quarter of fiscal 2015 was attributable to growth in nearly every category, led by Sportswear, Basketball, Running and Football (Soccer). In the first quarter of fiscal 2015, unit sales of footwear increased approximately 11% and average selling price per pair increased approximately 7%. The increase in average selling price per pair was driven primarily by a shift in mix to higher priced products.
The constant currency increase in NIKE Brand apparel revenues for the first quarter was driven by growth in nearly all key categories, most notably Sportswear, Football (Soccer), Women's Training and Running. In the first quarter of fiscal 2015, unit sales of apparel increased approximately 8% while average selling price per unit increased approximately 3%, driven by a shift in mix to higher priced products.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand Direct to Consumer ("DTC") businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the first quarter of fiscal 2015, DTC revenues represented approximately 23% of NIKE Brand revenues compared to 20% in the first quarter of fiscal 2014. On a currency neutral basis, DTC revenues grew 30% in the first quarter of fiscal 2015 due to comparable store sales growth of 15%, the addition of new stores and strong online sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year. On a currency neutral basis, online sales through NIKE-owned websites, which are not included in comparable store sales, grew 70% in the first quarter of fiscal 2015. Online sales represented approximately 14% of our total NIKE Brand DTC revenues for the first quarter of fiscal 2015 compared to 11% in the first quarter of 2014.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from September 2014 through January 2015 totaled $10.8 billion and were 11% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 14%, with unit orders and average selling price per unit contributing approximately 9 and 5 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	15%	15%
Western Europe	17%	20%
Central & Eastern Europe	11%	17%
Greater China	5%	6%
Japan	-5%	0%
Emerging Markets	3%	9%
TOTAL NIKE BRAND FUTURES ORDERS	11%	14%

(1)
Growth rates have been restated using constant exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders and the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations and sales from Converse, NIKE Golf and Hurley.
Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change
Gross profit	$3,721	$3,132	19%
Gross margin %	46.6%	44.9%	170	bps
For the first quarter of fiscal 2015, our consolidated gross margin was 170 basis points higher than the prior year period, primarily driven by the following factors:

•	Higher NIKE Brand average net selling prices (increasing gross margin approximately 280 basis points) primarily due to a shift in mix to higher priced products, partially offset by higher discounts;

•	Higher NIKE Brand product costs (decreasing gross margin approximately 210 basis points) due to labor and material input cost inflation and a shift in mix to higher cost products;

•	Growth in our higher margin DTC business (increasing gross margin approximately 50 basis points); and

•	Favorable foreign currency exchange rate movements (increasing gross margin approximately 20 basis points).
Total Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change
Demand creation expense(1)	$897	$731	23%
Operating overhead expense(2)	1,583	1,327	19%
Total selling and administrative expense	$2,480	$2,058	21%
% of Revenues	31.1%	29.5%	160	bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Demand creation expense increased 23% in the first quarter of fiscal 2015 compared to the prior year quarter due primarily to spending to support the World Cup, as well as marketing support for our DTC business.
Operating overhead expense increased 19% compared to the prior year quarter, driven by investments in our DTC business, including higher personnel costs and new store openings, as well as increased investments in corporate infrastructure and digital capabilities.

Changes in foreign currency exchange rates did not have a material impact on Total selling and administrative expense in the first quarter of fiscal 2015.
Other Expense (Income), Net

	Three Months Ended August 31,
(In millions)	2014	2013
Other expense (income), net	$3	$28
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Other expense, net for the first quarter of 2015 decreased $25 million compared to prior year primarily due to a $26 million reduction in foreign currency conversion losses.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had a favorable impact of approximately $32 million on our Income before income taxes for the first quarter of fiscal 2015.
Income Taxes

	Three Months Ended August 31,
	2014	2013	% Change
Effective tax rate	21.7%	25.0%	(330) bps

Our effective tax rate for the first quarter of fiscal 2015 was 330 basis points lower than the prior year period primarily due to the resolution of audits and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.

We anticipate the effective tax rate for the full fiscal year will be approximately 24.5%.

Operating Segments
Our reportable operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity, which includes the results of NIKE Golf and Hurley.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets. The Company’s NIKE Brand DTC operations are managed within each geographic segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2014	2013(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,513	$3,135	12%	12%
Western Europe	1,714	1,301	32%	25%
Central & Eastern Europe	392	366	7%	9%
Greater China	679	574	18%	20%
Japan	160	158	1%	4%
Emerging Markets	934	902	4%	10%
Global Brand Divisions(3)	29	32	-9%	-17%
Total NIKE Brand Revenues	7,421	6,468	15%	15%
Converse	575	494	16%	16%
Corporate(4)	(14)	9	—	—
TOTAL NIKE, INC. REVENUES	$7,982	$6,971	15%	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. As discussed in Note 10 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2014	2013(1)	% Change
North America	$970	$813	19%
Western Europe	404	265	52%
Central & Eastern Europe	68	81	-16%
Greater China	218	170	28%
Japan	11	24	-54%
Emerging Markets	156	210	-26%
Global Brand Divisions	(533)	(466)	-14%
Total NIKE Brand	1,294	1,097	18%
Converse	186	169	10%
Corporate(2)	(242)	(220)	-10%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	1,238	1,046	18%
Interest expense (income), net	9	8	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,229	$1,038	18%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

North America

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,183	$1,904	15%	15%
Apparel	1,105	1,009	10%	10%
Equipment	225	222	1%	1%
TOTAL REVENUES	$3,513	$3,135	12%	12%
Revenues by:
Sales to Wholesale Customers	$2,552	$2,344	9%	9%
Sales Direct to Consumer	961	791	21%	22%
TOTAL REVENUES	$3,513	$3,135	12%	12%
EARNINGS BEFORE INTEREST AND TAXES	$970	$813	19%

Our continued focus on the category offense drove increased demand for NIKE Brand products in North America across nearly all key categories for the first quarter of fiscal 2015, led by Basketball. On a constant currency basis, DTC revenue grew 22% for the first quarter, driven by an 11% increase in comparable store sales, strong online sales growth and the addition of new stores.
Footwear revenue growth for the first quarter of fiscal 2015 was driven by higher demand in most key categories, most notably Basketball. For the first quarter of fiscal 2015, unit sales increased 6% while average selling price per pair increased 9%. The increase in average selling price per pair was driven primarily by changes in mix to higher priced products.
Apparel revenue growth for the first quarter of fiscal 2015 was a result of higher revenues in nearly every category, led by our Women's Training, Running, Football (Soccer) and Sportswear categories. For the first quarter of fiscal 2015, unit sales increased 6% and average selling price per unit increased 4%, driven by a shift in mix to higher priced products.
EBIT grew 19% in the first quarter as a result of higher revenues and expanded gross margin. Gross margin increased 170 basis points, reflecting shifts in mix to higher priced product and growth in our higher margin DTC business, partially offset by higher product costs. Selling and administrative expense was up slightly as a percentage of sales, due primarily to higher demand creation expense to support the World Cup, as well as higher operating overhead costs to support DTC growth.

Western Europe

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,127	$829	36%	29%
Apparel	498	399	25%	18%
Equipment	89	73	22%	17%
TOTAL REVENUES	$1,714	$1,301	32%	25%
Revenues by:
Sales to Wholesale Customers	$1,389	$1,080	29%	22%
Sales Direct to Consumer	325	221	47%	39%
TOTAL REVENUES	$1,714	$1,301	32%	25%
EARNINGS BEFORE INTEREST AND TAXES	$404	$265	52%

On a currency neutral basis, revenues grew in every territory in Western Europe for the first quarter of fiscal 2015, led by the U.K. & Ireland and AGS (Austria, Germany and Switzerland), which increased 25% and 31%, respectively. On a category basis, revenues grew in every key category for the first quarter of fiscal 2015, led by Sportswear, Football (Soccer), Running and Women's Training. The growth in DTC revenue for the first quarter reflected a 19% increase in comparable store sales, the addition of new stores and strong online sales growth.
The constant currency footwear revenue growth for the first quarter of fiscal 2015 was driven by growth in every key category, most notably Sportswear, Football (Soccer) and Running. Unit sales of footwear increased 24% while average selling price per pair increased 5%. The increase in average selling price per pair was driven primarily by a change in mix to higher priced products.
Constant currency apparel revenue growth for the first quarter of fiscal 2015 was fueled by growth in nearly every category, most notably Football (Soccer), Women's Training and Sportswear. Unit sales of apparel increased 16% and average selling price per unit increased 2%, the latter driven by an increase in the proportion of revenues from our higher priced DTC business.
On a reported basis, EBIT increased 52% for the first quarter of fiscal 2015, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 280 basis points in the first quarter due to favorable foreign currency exchange rates and higher average selling prices due to a shift in mix to higher priced product. These increases more than offset higher product input costs and a shift in mix toward higher cost product. Selling and administrative expense was lower as a percentage of revenues despite higher demand creation expense to support the World Cup and higher operating overhead costs to support DTC and overall growth.
Central & Eastern Europe

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$223	$193	16%	17%
Apparel	134	139	-4%	-1%
Equipment	35	34	3%	7%
TOTAL REVENUES	$392	$366	7%	9%
EARNINGS BEFORE INTEREST AND TAXES	$68	$81	-16%
On a currency neutral basis, Central & Eastern Europe revenues increased 9% for the first quarter of fiscal 2015, with growth in all territories, except Russia and Israel, which were negatively impacted by geopolitical events in those countries. Revenues in Turkey and Greece increased 19% and 40%, respectively. On a category basis, revenues increased in nearly every category, led by Running, Football (Soccer) and Women's Training.
Constant currency footwear revenue growth in the first quarter of fiscal 2015 was driven by growth in Running and Football (Soccer). In the first quarter, unit sales increased 9% and average selling price per pair increased 8%, driven by a change in mix to higher priced products, as well as price increases reflecting inflationary conditions in certain territories.
The constant currency apparel revenue decline for the first quarter of fiscal 2015 was driven primarily by a decline in Football (Soccer), partially offset by an increase in Running. Unit sales of apparel decreased 1%, while average selling price per unit was unchanged.
EBIT declined 16% in the first quarter of fiscal 2015 as revenue growth was more than offset by lower gross margin and higher selling and administrative expense. Gross margin decreased 90 basis points in the first quarter as higher product labor and material input costs and higher discounts were only partially offset by higher average selling prices as a result of shifts in mix to higher priced product, price increases and growth in our higher priced DTC business. Selling and administrative expense in the first quarter grew faster than revenues driven by higher operating overhead costs to support DTC and overall growth, as well as higher demand creation expense to support the World Cup.

Greater China

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$440	$341	29%	31%
Apparel	202	197	3%	4%
Equipment	37	36	3%	4%
TOTAL REVENUES	$679	$574	18%	20%
Revenues by:
Sales to Wholesale Customers	$508	$458	11%	12%
Sales Direct to Consumer	171	116	47%	50%
TOTAL REVENUES	$679	$574	18%	20%
EARNINGS BEFORE INTEREST AND TAXES	$218	$170	28%
Excluding changes in currency exchange rates, Greater China revenues increased 20% in the first quarter of fiscal 2015, driven by strong growth in our DTC business as well as expansion in our wholesale business. On a category basis, revenue growth was driven by our Sportswear, Basketball and Running categories, partially offset by decreases in our Men's Training, Action Sports and Football (Soccer) categories. DTC revenues, which represented 25% of first quarter fiscal 2015 revenues, grew 50% driven by a 30% increase in comparable store sales, new store additions and online sales growth.
The constant currency footwear revenue growth in the first quarter of fiscal 2015 was primarily driven by Sportswear, Basketball and Running, partially offset by declines in our Men's Training and Action Sports categories. In the first quarter, unit sales of footwear increased 28% and average selling price per pair increased 3%, the latter due primarily to a higher proportion of revenues from our higher priced DTC business.
Constant currency apparel revenue growth for the first quarter of fiscal 2015 was driven by increases in Sportswear, Basketball and Running, partially offset by declines primarily in Football (Soccer) and Men's Training. Unit sales of apparel increased 17% while average selling price per unit decreased 13%. The decline in average selling price per unit was due to changes in product mix to lower priced product.
On a reported basis, EBIT increased 28% for the first quarter of fiscal 2015, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin increased 250 basis points primarily driven by growth in our higher margin DTC business, favorable foreign currency exchange rates, warehousing efficiencies and lower obsolescence as a result of cleaner inventories. These increases were partially offset by higher product input costs. Selling and administrative expense increased slightly as a percentage of revenues as a result of operating overhead investments to support DTC growth and our new Shanghai headquarters, as well as higher demand creation spending.
Japan

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$100	$88	14%	17%
Apparel	46	53	-13%	-10%
Equipment	14	17	-18%	-19%
TOTAL REVENUES	$160	$158	1%	4%
EARNINGS BEFORE INTEREST AND TAXES	$11	$24	-54%
Excluding changes in currency exchange rates, revenues for Japan increased 4% for the first quarter of fiscal 2015, driven primarily by growth in our Sportswear and Football (Soccer) categories, partially offset by declines in Golf and Men's Training.
EBIT decreased 54% for the first quarter as revenue growth was more than offset by lower gross margin and higher selling and administrative expense. The gross margin decline of 460 basis points was primarily driven by unfavorable foreign currency exchange rates, and to a lesser extent, increases in product costs as a result of a shift in mix to higher cost products, partially offset by higher average selling prices due to product mix. Selling and administrative expense increased in the first quarter of fiscal 2015, led by higher operating overhead costs as well as higher demand creation expense to support the World Cup.

Emerging Markets

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$628	$624	1%	7%
Apparel	252	226	12%	18%
Equipment	54	52	4%	14%
TOTAL REVENUES	$934	$902	4%	10%
EARNINGS BEFORE INTEREST AND TAXES	$156	$210	-26%
On a constant currency basis, revenue growth for the Emerging Markets geography was driven by increases in 7 of 9 territories, led by our SOCO territory (which includes Argentina, Uruguay and Chile) and Brazil, which grew 27% and 10%, respectively. These increases were partially offset by a 12% decline in Mexico revenues as inventory levels in the marketplace remain high, primarily as a result of inconsistent product flow to our customers following distribution center transition issues experienced in early fiscal 2014. On a category basis, revenues grew across all key categories in the first quarter of fiscal 2015, led by Sportswear, Running and Football (Soccer).
Constant currency footwear revenue growth for the first quarter of fiscal 2015 was driven by growth in nearly all key categories, led by Sportswear, Running and Football (Soccer). Unit sales of footwear in the first quarter decreased 1% while average selling price per pair increased 8%. The increase in average selling price per pair was due to price increases primarily reflecting inflationary conditions in several Latin American territories, as well as a shift in mix to higher priced products.
Constant currency apparel revenue growth for the first quarter of fiscal 2015 was fueled by growth in all key categories, most notably Sportswear and Football (Soccer). Unit sales of apparel in the first quarter increased 6% and average selling price per unit increased 12%, the latter due to price increases resulting from inflationary conditions in Latin America, as well as a shift in mix to higher priced products.
EBIT decreased 26% for the first quarter of fiscal 2015 as higher revenues were more than offset by lower gross margin and higher selling and administrative expense. Gross margin declined 180 basis points for the first quarter of fiscal 2015 due to the impact of unfavorable foreign currency exchange rates, higher discounts and higher product costs per unit due to a shift in mix to higher cost product. Gross margin was also negatively impacted by higher warehousing and other costs as a result of the distribution center challenges in Mexico. These gross margin declines were partially offset by higher average selling prices as a result of price increases and shifts in mix to higher priced products as well as the favorable impact of growth in our higher margin DTC business. Selling and administrative expense was higher as a result of increased demand creation expense to support the World Cup and higher sports marketing costs. Operating overhead increased due to expansion of our DTC business as well as infrastructure investments to support future growth.
Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$29	$32	-9%	-17%
(Loss) Before Interest and Taxes	$(533)	$(466)	14%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the first quarter of fiscal 2015, primarily driven by higher operating overhead due to increased investments in our digital capabilities, product creation and design initiatives, as well as higher demand creation spending to support the World Cup.
Converse

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$575	$494	16%	16%
Earnings Before Interest and Taxes	$186	$169	10%
In territories we define as "direct distribution markets," Converse designs, markets and sells products directly to distributors, wholesale customers and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.

Excluding changes in currency exchange rates, revenues for Converse increased 16% for the first quarter of fiscal 2015. Revenue growth in direct distribution markets, which represent 91% of Converse revenues, contributed 19 percentage points to the total increase for the first quarter of 2015, while licensing revenues decreased overall revenue growth by 3 percentage points. Revenues from our direct distribution markets grew 22% for the first quarter of fiscal 2015. Conversion of markets from licensed to direct distribution contributed 13 percentage points of that growth, while "comparable" distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), grew 9% and contributed 9 percentage points of the growth, led by the United States and United Kingdom. Comparable direct distribution market unit sales increased 9% and average selling price per unit was flat for the first quarter of 2015. Due to market conversions and business declines in Latin America, licensing revenues decreased 21% for the first quarter of fiscal 2015.
On a reported basis, EBIT for Converse grew 10% for the first quarter of fiscal 2015 as higher revenues and gross margin were partially offset by higher selling and administrative expense. Gross margin decreased 10 basis points, primarily due to transitions of licensed markets to direct distribution markets. Selling and administrative expense increased for the first quarter of fiscal 2015 due to higher operating overhead costs to support growth initiatives and infrastructure investments, including DTC expansion and market transitions.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2014	2013	% Change
Revenues	$(14)	$9	—
(Loss) Before Interest and Taxes	$(242)	$(220)	10%
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
For the first quarter of fiscal 2015, Corporate's loss before interest and taxes increased $22 million primarily due to the following:

•	A $43 million increase in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation.

•	A $23 million decrease in foreign currency net losses reported as a component of consolidated Other expense (income), net.

•
A $6 million decrease in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and, where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company ("NTC") and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

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

a.
Certain NIKE entities purchase product from the NTC, a wholly owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC.

b.
Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.

In both purchasing scenarios, a weaker U.S. Dollar reduces the inventory cost incurred by NIKE whereas a stronger U.S. Dollar increases its cost.

2.
Factory input costs: NIKE operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to our existing foreign currency exposures. Under this program, our payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated.

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other expense (income), net. Refer to Note 8 — Risk Management and Derivatives for additional detail.
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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, intercompany royalties and other intercompany charges, also generate foreign currency risk, though to a lesser extent.

•
Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to re-measurement which may create fluctuations in Other expense (income), net within our consolidated results of operations.

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
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $12 million and $1 million for the three months ended August 31, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $5 million and $8 million for the three months ended August 31, 2014 and 2013, respectively.

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
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had a favorable impact of approximately $32 million on our Income before income taxes for the three months ended August 31, 2014.
Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of August 31, 2014 and 2013. There were no cash flows from net investment hedge settlements for the three months ended August 31, 2014 and 2013.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first three months of fiscal 2015 was net income of $962 million. Cash provided by operations was $588 million for the first three months of fiscal 2015 compared to $618 million for the same period in fiscal 2014, as increased earnings in the current year were offset by increased investments in working capital. For the first three months of fiscal 2015, changes in working capital resulted in a cash outflow of $565 million compared to an outflow of $379 million for the first three months of fiscal 2014. Working capital increased due to growth in Accounts receivable and Inventories as a result of business growth, as well as decreases in Accounts payable, Accrued liabilities and Income taxes payable, the latter primarily as a result of tax payments made in the first quarter of fiscal 2015, including payments related to a U.S. Unilateral Advanced Pricing Agreement reached with the IRS in the fourth quarter of fiscal 2014.
Cash provided by investing activities was $280 million during the first three months of fiscal 2015, while investing activities were a $694 million use of cash for the first three months fiscal 2014. The primary driver of the change was the net change in short-term investments, including sales, maturities, and purchases. In the first three months of fiscal 2015, there were $540 million of net sales/maturities, while there were $449 million in net purchases for the same period in fiscal 2014, reflecting purchases of short-term investments with the proceeds from the issuance of long-term debt in April 2013.
Cash used by financing activities was $882 million for the first three months of fiscal 2015 compared to $592 million for the same prior year period. The increase in cash used by financing activities was largely driven by increased common stock repurchases in the first three months of fiscal 2015 compared to the first three months of 2014.
During the first three months of fiscal 2015, we purchased 10.6 million shares of NIKE class B common stock for $819 million (an average price of $77.06 per share) as part of our four-year, $8 billion share repurchase program approved by the NIKE, Inc. Board of Directors in September 2012. As of the end of the first quarter of fiscal 2015, we had repurchased a total of 62.5 million shares at a cost of $4,236 million (an average price of $67.74 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2017, with a one-year extension option exercisable through October 31, 2014. As of and for the period ended August 31, 2014, we had no amounts outstanding under our committed credit facility.

We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2014, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the three months ended August 31, 2014, we did not issue commercial paper, and as of August 31, 2014, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2015 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of August 31, 2014, we had cash, cash equivalents and short-term investments totaling $4.6 billion, of which $2.7 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2014 the average duration of our short-term investments and cash equivalents portfolio was 115 days.
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
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
Off-Balance Sheet Arrangements
As of August 31, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.
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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2014.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2014 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the first quarter of fiscal 2015, we had repurchased 62.5 million shares at an average price of $67.74 for a total approximate cost of $4.2 billion under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2014	3,675,000	$75.78	3,675,000	$4,305
July 1 — July 31, 2014	3,525,000	$77.65	3,525,000	$4,031
August 1 — August 31, 2014	3,425,000	$77.83	3,425,000	$3,764
	10,625,000	$77.06	10,625,000
(1) On September 19, 2012, we announced that our Board of Directors authorized the repurchase of $8 billion of our shares of Class B common stock under a four-year share repurchase program. We intend to use available cash and future cash from operations to fund repurchases under the share repurchase program.
ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on form 10-Q filed January 9, 2013).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1	NIKE, Inc. 1990 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ DONALD W. BLAIR
Donald W. Blair Chief Financial Officer and Authorized Officer
DATED: October 7, 2014

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on form 10-Q filed January 9, 2013).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1	NIKE, Inc. 1990 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.
†	Furnished herewith