Form 10-Q
period 2014-11-30
NIKE INC
filed 2015-01-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2014
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 2, 2015 were:

Class A	177,557,876
Class B	686,380,646
863,938,522

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2014	2014
ASSETS
Current assets:
Cash and equivalents (Note 4)	$2,273	$2,220
Short-term investments (Note 4)	2,440	2,922
Accounts receivable, net	3,457	3,434
Inventories (Note 2)	4,150	3,947
Deferred income taxes (Note 5)	334	355
Prepaid expenses and other current assets (Notes 4 and 8)	1,379	818
Total current assets	14,033	13,696
Property, plant and equipment, net	2,927	2,834
Identifiable intangible assets, net	281	282
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 5 and 8)	1,795	1,651
TOTAL ASSETS	$19,167	$18,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$110	$7
Notes payable (Note 4)	93	167
Accounts payable	2,074	1,930
Accrued liabilities (Notes 3, 4 and 8)	2,622	2,491
Income taxes payable (Note 5)	38	432
Total current liabilities	4,937	5,027
Long-term debt (Note 4)	1,084	1,199
Deferred income taxes and other liabilities (Notes 4, 5 and 8)	1,446	1,544
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 686 and 692 shares outstanding	3	3
Capital in excess of stated value	6,375	5,865
Accumulated other comprehensive income (Note 9)	525	85
Retained earnings	4,797	4,871
Total shareholders’ equity	11,700	10,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,167	$18,594
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2014	2013	2014	2013
Revenues	$7,380	$6,431	$15,362	$13,402
Cost of sales	4,053	3,605	8,314	7,444
Gross profit	3,327	2,826	7,048	5,958
Demand creation expense	766	691	1,663	1,422
Operating overhead expense	1,672	1,400	3,255	2,727
Total selling and administrative expense	2,438	2,091	4,918	4,149
Interest expense (income), net	9	8	18	16
Other expense (income), net	2	13	5	41
Income before income taxes	878	714	2,107	1,752
Income tax expense (Note 5)	223	180	490	439
NET INCOME	$655	$534	$1,617	$1,313

Earnings per common share:
Basic	$0.76	$0.60	$1.87	$1.48
Diluted	$0.74	$0.59	$1.83	$1.44

Dividends declared per common share	$0.28	$0.24	$0.52	$0.45
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2014	2013	2014	2013
Net income	$655	$534	$1,617	$1,313
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(34)	14	(32)	(17)
Change in net gains (losses) on cash flow hedges	333	(100)	468	(165)
Change in net gains (losses) on other	2	(1)	4	(2)
Total other comprehensive income (loss), net of tax	301	(87)	440	(184)
TOTAL COMPREHENSIVE INCOME	$956	$447	$2,057	$1,129
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2014	2013
Cash provided by operations:
Net income	$1,617	$1,313
Income charges (credits) not affecting cash:
Depreciation	301	246
Deferred income taxes	49	24
Stock-based compensation (Note 6)	92	88
Amortization and other	(54)	51
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(177)	(89)
(Increase) in inventories	(318)	(277)
(Increase) in prepaid expenses and other current assets	(58)	(125)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(217)	(283)
Cash provided by operations	1,235	948
Cash used by investing activities:
Purchases of short-term investments	(2,588)	(2,848)
Maturities of short-term investments	1,862	1,662
Sales of short-term investments	1,045	546
Investments in reverse repurchase agreements	—	(100)
Additions to property, plant and equipment	(487)	(449)
Disposals of property, plant and equipment	2	1
(Increase) in other assets, net of other liabilities	—	(1)
Cash used by investing activities	(166)	(1,189)
Cash used by financing activities:
Long-term debt payments, including current portion	(4)	(57)
(Decrease) increase in notes payable	(58)	59
Payments on capital lease obligations	(12)	—
Proceeds from exercise of stock options and other stock issuances	313	233
Excess tax benefits from share-based payment arrangements	116	71
Repurchase of common stock	(1,243)	(928)
Dividends — common and preferred	(416)	(375)
Cash used by financing activities	(1,304)	(997)
Effect of exchange rate changes	288	(13)
Net increase (decrease) in cash and equivalents	53	(1,251)
Cash and equivalents, beginning of period	2,220	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$2,273	$2,086
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$141	$117
Dividends declared and not paid	242	213
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2014 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.
Revisions
The Company has historically capitalized costs associated with internally generated patents and trademarks and amortized these assets over the legal term of the patents and trademarks. During the fourth quarter of fiscal 2014, management determined that these capitalized costs were not accurately identified with specific patent or trademark assets and, therefore, concluded that amounts previously capitalized should have been expensed as incurred. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been revised to correctly expense costs associated with internally developed patents and trademarks in the period incurred and to reverse expenses for amortization of previously capitalized costs. The revisions resulted in a decrease in Net income of $3 million and $4 million for the three and six months ended November 30, 2013, respectively. Cash provided by operations decreased $9 million while Cash used by investing activities decreased $9 million for the six months ended November 30, 2013.
Also, in the fourth quarter of fiscal 2014, the Company revised certain prior year amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to eliminate intercompany transfers of short-term investments, to correctly reflect the purchases, sales and maturities of short-term investments related to the Company's hedging program involving U.S. Dollar denominated available-for-sale securities and to correctly classify certain investment holdings as Short-term investments. For the six months ended November 30, 2013, the revisions resulted in a net increase in Purchases of short-term investments of $89 million, a net increase in Maturities of short-term investments of $60 million and a net increase in Sales of short-term investments of $29 million. This revision had no impact on Cash used by investing activities or Net increase (decrease) in cash and equivalents.
Certain prior year amounts have also been revised in the Unaudited Condensed Consolidated Statements of Cash Flows to correctly recognize the cash flow impacts of certain inventory amounts held by third parties, which were identified during the third quarter of fiscal 2014 and resulted in cash flow impacts of $3 million for both Inventories and Accrued liabilities for the six months ended November 30, 2013. This revision had no impact on Cash provided by operations or Net increase (decrease) in cash and equivalents.
The Company also revised certain prior period amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to correctly reflect non-cash additions to property, plant and equipment, which were identified during the second quarter of fiscal 2014. For the six months ended November 30, 2013, this revision increased Cash provided by operations and increased Cash used by investing activities, each by $21 million.
The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Unaudited Condensed Consolidated Financial Statements as of November 30, 2013, and for the three and six months then ended, which are presented herein, have been revised. The following are selected line items from the Company's Unaudited Condensed Consolidated Financial Statements illustrating the effect of these corrections and the correction of other immaterial errors:

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Income
	Three Months Ended November 30, 2013			Six Months Ended November 30, 2013
(In millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total selling and administrative expense	$2,088	$3	$2,091	$4,144	$5	$4,149
Income before income taxes	717	(3)	714	1,757	(5)	1,752
Income tax expense	180	—	180	440	(1)	439
NET INCOME	$537	$(3)	$534	$1,317	$(4)	$1,313

Earnings per common share:
Basic	$0.60	$—	$0.60	$1.48	$—	$1.48
Diluted	$0.59	$—	$0.59	$1.45	$(0.01)	$1.44

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended November 30, 2013			Six Months Ended November 30, 2013
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$537	$(3)	$534	$1,317	$(4)	$1,313
TOTAL COMPREHENSIVE INCOME	$450	$(3)	$447	$1,133	$(4)	$1,129

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
	Six Months Ended November 30, 2013
(In millions)	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$1,317	$(4)	$1,313
Income charges (credits) not affecting cash:
Deferred income taxes	23	1	24
Amortization and other	54	(3)	51
(Increase) in inventories	(280)	3	(277)
(Decrease) in accounts payable, accrued liabilities and income taxes	(305)	22	(283)
Cash provided by operations	929	19	948
Cash used by investing activities:
Purchases of short-term investments	(2,759)	(89)	(2,848)
Maturities of short-term investments	1,602	60	1,662
Sales of short-term investments	517	29	546
Additions to property, plant and equipment	(428)	(21)	(449)
(Increase) in other assets, net of other liabilities	(10)	9	(1)
Cash used by investing activities	(1,177)	(12)	(1,189)
Cash used by financing activities:
(Decrease) increase in notes payable	66	(7)	59
Cash used by financing activities	(990)	(7)	(997)
Net increase (decrease) in cash and equivalents	(1,251)	—	(1,251)
Cash and equivalents, beginning of period	3,337	—	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$2,086	$—	$2,086
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

NOTE 2 — Inventories
Inventory balances of $4,150 million and $3,947 million at November 30, 2014 and May 31, 2014, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2014	2014
Compensation and benefits, excluding taxes	$666	$782
Endorsement compensation	295	328
Taxes other than income taxes	245	204
Dividends payable	242	209
Collateral received from counterparties to foreign currency hedging instruments	170	—
Advertising and marketing	161	133
Import and logistics costs	112	127
Fair value of derivatives	55	85
Other(1)	676	623
TOTAL ACCRUED LIABILITIES	$2,622	$2,491

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2014 and May 31, 2014.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	873	25	848	—
Level 2:
Time deposits	302	302	—	—
U.S. Agency securities	788	—	788	—
Commercial paper and bonds	854	50	804	—
Money market funds	1,116	1,116	—	—
Total Level 2:	3,060	1,468	1,592	—
Level 3:
Non-marketable preferred stock	6	—	—	6
TOTAL	$4,719	$2,273	$2,440	$6

	As of May 31, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	1,137	151	986	—
Level 2:
Time deposits	227	227	—	—
U.S. Agency securities	1,027	25	1,002	—
Commercial paper and bonds	959	25	934	—
Money market funds	1,012	1,012	—	—
Total Level 2:	3,225	1,289	1,936	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$5,149	$2,220	$2,922	$7
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2014 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$635	$465	$170	$58	$55	$3
Embedded derivatives	1	1	—	—	—	—
Interest rate swap contracts	4	4	—	—	—	—
TOTAL	$640	$470	$170	$58	$55	$3

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. If the derivative financial instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $58 million. At November 30, 2014, the Company had received from various counterparties $170 million of cash collateral; this amount has been recorded in Cash and equivalents and Accrued liabilities, the latter of which would also net against the Company's derivative asset balance. No amount of collateral was posted on the Company’s derivative liability balance.

	As of May 31, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$127	$101	$26	$85	$84	$1
Interest rate swap contracts	6	—	6	—	—	—
TOTAL	$133	$101	$32	$85	$84	$1

(1)
The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. If the derivative financial instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $63 million. No amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2014.

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended November 30, 2014 and 2013. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of November 30, 2014 and May 31, 2014.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the six months ended November 30, 2014 the Company did not consider any of its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.

As of November 30, 2014, the Company held $1,857 million of available-for-sale securities with maturity dates within one year from the purchase date and $583 million with maturity dates over one year and less than five years from the purchase date within Short-term investments. As of May 31, 2014, the Company held $2,287 million of available-for-sale securities with maturity dates within one year from purchase date and $635 million with maturity dates over one year and less than five years from purchase date within Short-term investments.
Included in Interest expense (income), net for each of the three months ended November 30, 2014 and 2013 was interest income related to the Company's available-for-sale securities of $2 million and $1 million, respectively, and $3 million and $2 million for each of the six months ended November 30, 2014 and 2013, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2014 and the year ended May 31, 2014.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swap contracts. Refer to Note 8 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the six months ended November 30, 2014.
As of November 30, 2014 and May 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,179 million at November 30, 2014 and $1,154 million at May 31, 2014.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

NOTE 5 — Income Taxes
The effective tax rate was 23.3% and 25.1% for the six month periods ended November 30, 2014 and 2013, respectively. The decrease in the Company’s effective tax rate was primarily due to the resolution of audits in several jurisdictions and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate. The decrease was partially offset by adjustments to tax expense on intercompany transactions and the benefit realized in the prior year period from the U.S. research and development tax credit.
As of November 30, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $444 million, $240 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties decreased $7 million during the six months ended November 30, 2014. As of November 30, 2014 and May 31, 2014, accrued interest and penalties related to uncertain tax positions were $160 million and $167 million, respectively (excluding federal benefit).
The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil, as well as various other state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2011, with the exception of the validation of foreign tax credits utilized. The Company is currently under audit by the Internal Revenue Service for the 2012 through 2014 tax years. The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2009 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $39 million within the next 12 months.

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

The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2014	2013	2014	2013
Stock options(1)	$35	$32	$65	$61
ESPPs	6	6	12	11
Restricted stock	8	8	15	16
TOTAL STOCK-BASED COMPENSATION EXPENSE	$49	$46	$92	$88

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended November 30, 2014 and 2013 was $5 million and $4 million, respectively, and for the six month periods ended November 30, 2014 and 2013 was $9 million and $8 million, respectively.

As of November 30, 2014, the Company had $251 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.4 years.
The weighted average fair value per share of the options granted during the six month periods ended November 30, 2014 and 2013, as computed using the Black-Scholes pricing model, was $16.94 and $14.88, respectively. The weighted average assumptions used to estimate these fair values are as follows:

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

NOTE 7 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computation of diluted earnings per common share omitted options to purchase an additional 9.1 million and 7.9 million shares of common stock outstanding for the three month periods ended November 30, 2014 and 2013, respectively, and options to purchase an additional 0.1 million and 0.1 million shares of common stock outstanding for the six month periods ended November 30, 2014 and 2013, respectively, because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2014	2013	2014	2013
Determination of shares:
Weighted average common shares outstanding	863.1	888.0	864.0	888.7
Assumed conversion of dilutive stock options and awards	21.7	22.6	21.8	22.0
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	884.8	910.6	885.8	910.7

Earnings per common share:
Basic	$0.76	$0.60	$1.87	$1.48
Diluted	$0.74	$0.59	$1.83	$1.44

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

The majority of derivatives outstanding as of November 30, 2014 are designated as cash flow or fair value hedges. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheet at fair value and classified based on the instrument’s maturity date. The total notional amount of outstanding derivatives as of November 30, 2014 was approximately $14.8 billion, which primarily comprises cash flow hedges for Euro/U.S. Dollar, British Pound/Euro, and Japanese Yen/U.S. Dollar currency pairs. As of November 30, 2014, there were outstanding currency forward contracts with maturities up to 24 months.
The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2014 and May 31, 2014:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	November 30, 2014	May 31, 2014	Balance Sheet Location	November 30, 2014	May 31, 2014
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$382	$76	Accrued liabilities	$38	$57
Interest rate swap contracts	Prepaid expenses and other current assets	4	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other assets	170	26	Deferred income taxes and other liabilities	3	1
Interest rate swap contracts	Deferred income taxes and other assets	—	6	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		556	108		41	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	83	25	Accrued liabilities	17	27
Embedded derivatives	Prepaid expenses and other current assets	1	—	Accrued liabilities	—	—
Total derivatives not designated as hedging instruments		84	25		17	27
TOTAL DERIVATIVES		$640	$133		$58	$85
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2014 and 2013:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30, 2014	Six Months Ended November 30, 2014	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended November 30, 2014	Six Months Ended November 30, 2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(4)	$(42)	Revenues	$(19)	$(36)
Foreign exchange forwards and options	280	399	Cost of sales	21	13
Foreign exchange forwards and options	—	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	103	140	Other expense (income), net	13	18
Total designated cash flow hedges	$379	$497		$15	$(5)

(1)
For the three and six months ended November 30, 2014, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)	Three Months Ended November 30, 2013	Six Months Ended November 30, 2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(16)	$(19)	Revenues	$7	$21
Foreign exchange forwards and options	(64)	(88)	Cost of sales	7	23
Foreign exchange forwards and options	2	3	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(16)	(23)	Other expense (income), net	6	11
Total designated cash flow hedges	$(94)	$(127)		$20	$55

(1)
For the three and six months ended November 30, 2013, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2014	2013	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$2	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$185	$(24)	$278	$(39)	Other expense (income), net
Embedded derivatives	$2	$(1)	$1	$(1)	Other expense (income), net

(1)
All interest rate swap agreements meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued, and Note 9 — Accumulated Other Comprehensive Income for additional information on changes in Other comprehensive income for the three and six months ended November 30, 2014 and 2013.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was not material for the three and six months ended November 30, 2014 and 2013.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in Other expense (income), net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the balance sheet, recognizing future changes in the fair value in Other expense (income), net. For the three and six months ended November 30, 2014 and 2013, the amounts recorded in Other expense (income), net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of November 30, 2014, $325 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in Other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2014, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. As of November 30, 2014, all interest rate swap agreements are designated as fair value hedges of the related long-term debt, all classified as current as of November 30, 2014, and meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swap agreements are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six months ended November 30, 2014 or 2013.
Net Investment Hedges
The Company has hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of Other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended November 30, 2014 or 2013.

Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the balance sheet with their corresponding change in fair value recognized in Other expense (income), net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At November 30, 2014, the notional amount of embedded derivatives outstanding was approximately $167 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2014, the Company was in compliance with all credit risk related contingent features and had no derivative instruments with credit risk related contingent features in a net liability position. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2014, those counterparties that were required to post collateral complied with such requirements (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 9 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2014 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2014	$11	$167	$95	$(49)	$224
Other comprehensive gains (losses) before reclassifications(2)	(34)	351	—	9	326
Reclassifications to net income of previously deferred (gains) losses(3)	—	(18)	—	(7)	(25)
Other comprehensive income (loss)	(34)	333	—	2	301
Balance at November 30, 2014	$(23)	$500	$95	$(47)	$525

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $11 million, $(28) million, $0 million, $(1) million and $(18) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $2 million and $(1) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2014	$9	$32	$95	$(51)	$85
Other comprehensive gains (losses) before reclassifications(2)	(32)	470	—	14	452
Reclassifications to net income of previously deferred (gains) losses(3)	—	(2)	—	(10)	(12)
Other comprehensive income (loss)	(32)	468	—	4	440
Balance at November 30, 2014	$(23)	$500	$95	$(47)	$525

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(27) million, $0 million, $(3) million and $(30) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(7) million, $0 million, $3 million and $(4) million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2013 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2013	$10	$128	$95	$(56)	$177
Other comprehensive gains (losses) before reclassifications(2)	14	(85)	—	(2)	(73)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(15)	—	1	(14)
Other comprehensive income (loss)	14	(100)	—	(1)	(87)
Balance at November 30, 2013	$24	$28	$95	$(57)	$90

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $9 million, $0 million, $0 million and $9 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $5 million, $0 million, $0 million and $5 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications(2)	(17)	(120)	—	(4)	(141)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(45)	—	2	(43)
Other comprehensive income (loss)	(17)	(165)	—	(2)	(184)
Balance at November 30, 2013	$24	$28	$95	$(57)	$90

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $7 million, $0 million, $0 million and $7 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $10 million, $0 million, $0 million and $10 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended November 30,		Six Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
(In millions)	2014	2013	2014	2013
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(19)	$7	$(36)	$21	Revenue
Foreign exchange forwards and options	21	7	13	23	Cost of sales
Foreign exchange forwards and options	—	—	—	—	Total selling and administrative expense
Foreign exchange forwards and options	13	6	18	11	Other expense (income), net
Total before tax	15	20	(5)	55
Tax benefit (expense)	3	(5)	7	(10)
Gain net of tax	18	15	2	45
Gains (losses) on other	9	(1)	13	(2)	Other expense (income), net
Total before tax	9	(1)	13	(2)
Tax (expense)	(2)	—	(3)	—
Gain (loss) net of tax	7	(1)	10	(2)
Total net gain reclassified for the period	$25	$14	$12	$43

NOTE 10 — Operating Segments
The Company’s operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand and Hurley sales activity.
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
Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; and unallocated insurance, benefit and compensation programs, including stock-based compensation; certain foreign currency gains and losses, including certain hedge gains and losses; certain corporate eliminations and other items.

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
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2014	2013	2014	2013
REVENUES
North America	$3,241	$2,801	$6,754	$5,936
Western Europe	1,312	1,074	3,026	2,375
Central & Eastern Europe	346	295	738	661
Greater China	758	629	1,437	1,203
Japan	199	210	359	368
Emerging Markets	1,075	1,030	2,009	1,932
Global Brand Divisions	28	31	57	63
Total NIKE Brand	6,959	6,070	14,380	12,538
Converse	434	360	1,009	854
Corporate	(13)	1	(27)	10
TOTAL NIKE CONSOLIDATED REVENUES	$7,380	$6,431	$15,362	$13,402
EARNINGS BEFORE INTEREST AND TAXES
North America	$785	$647	$1,755	$1,460
Western Europe	261	123	665	388
Central & Eastern Europe	57	48	125	129
Greater China	258	197	476	367
Japan	29	47	40	71
Emerging Markets	236	243	392	453
Global Brand Divisions	(552)	(450)	(1,085)	(916)
Total NIKE Brand	1,074	855	2,368	1,952
Converse	88	100	274	269
Corporate	(275)	(233)	(517)	(453)
Total NIKE Consolidated Earnings Before Interest and Taxes	887	722	2,125	1,768
Interest expense (income), net	9	8	18	16
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$878	$714	$2,107	$1,752

	As of November 30,	As of May 31,
(In millions)	2014	2014
ACCOUNTS RECEIVABLE, NET
North America	$1,571	$1,505
Western Europe	388	341
Central & Eastern Europe	236	280
Greater China	147	68
Japan	115	162
Emerging Markets	661	819
Global Brand Divisions	93	71
Total NIKE Brand	3,211	3,246
Converse	235	171
Corporate	11	17
TOTAL ACCOUNTS RECEIVABLE, NET	$3,457	$3,434
INVENTORIES
North America	$1,902	$1,758
Western Europe	781	711
Central & Eastern Europe	152	271
Greater China	269	221
Japan	103	94
Emerging Markets	632	633
Global Brand Divisions	25	18
Total NIKE Brand	3,864	3,706
Converse	259	261
Corporate	27	(20)
TOTAL INVENTORIES	$4,150	$3,947
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$594	$545
Western Europe	429	384
Central & Eastern Europe	48	51
Greater China	248	232
Japan	218	258
Emerging Markets	105	115
Global Brand Divisions	537	537
Total NIKE Brand	2,179	2,122
Converse	92	70
Corporate	656	642
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,927	$2,834

NOTE 11 — Commitments and Contingencies
At November 30, 2014, the Company had letters of credit outstanding totaling $129 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $28 million at November 30, 2014. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the second quarter of fiscal 2015, NIKE, Inc. Revenues increased 15% to $7.4 billion. Excluding the impact of foreign currency exchange rates, Revenues increased 18%. For the second quarter of fiscal 2015, Net income was $655 million and Diluted earnings per common share was $0.74, 23% and 25% higher, respectively, than the second quarter of fiscal 2014.
Income before income taxes increased 23% compared to the second quarter of the prior year due to increases in revenues and gross margin, which more than offset higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth of 17%, reflecting higher revenues across all geographies, product types and nearly all key categories. Brand strength, innovative products and strong category focused retail presentation continued to fuel demand for NIKE Brand products. Constant currency revenues from Converse increased 24%, driven by strong growth in comparable direct distribution markets, including the United States, and the conversion of markets from licensed to direct distribution.
Our second quarter effective tax rate increased 20 basis points versus the prior year period primarily due to adjustments to tax expense on intercompany transactions and the benefit realized in the prior year period from the U.S. research and development tax credit. The increase was partially offset by the resolution of audits and an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate.
Diluted earnings per common share grew faster than net income due to a 3% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2014	2013(1)	% Change	2014	2013(1)	% Change
Revenues	$7,380	$6,431	15%	$15,362	$13,402	15%
Cost of sales	4,053	3,605	12%	8,314	7,444	12%
Gross profit	3,327	2,826	18%	7,048	5,958	18%
Gross margin %	45.1%	43.9%		45.9%	44.5%
Demand creation expense	766	691	11%	1,663	1,422	17%
Operating overhead expense	1,672	1,400	19%	3,255	2,727	19%
Total selling and administrative expense	2,438	2,091	17%	4,918	4,149	19%
% of Revenues	33.0%	32.5%		32.0%	31.0%
Interest expense (income), net	9	8	—	18	16	—
Other expense (income), net	2	13	—	5	41	—
Income before income taxes	878	714	23%	2,107	1,752	20%
Income tax expense	223	180	24%	490	439	12%
Effective tax rate	25.4%	25.2%		23.3%	25.1%
Net income	$655	$534	23%	$1,617	$1,313	23%
Diluted earnings per common share	$0.74	$0.59	25%	$1.83	$1.44	27%

(1)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes(1)	2014	2013	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,266	$3,611	18%	21%	$8,967	$7,590	18%	19%
Apparel	2,285	2,058	11%	13%	4,522	4,081	11%	12%
Equipment	380	370	3%	5%	834	804	4%	5%
Global Brand Divisions(2)	28	31	-10%	-7%	57	63	-10%	-12%
Total NIKE Brand Revenues	6,959	6,070	15%	17%	14,380	12,538	15%	16%
Converse	434	360	21%	24%	1,009	854	18%	19%
Corporate(3)	(13)	1	—	—	(27)	10	—	—
TOTAL NIKE, INC. REVENUES	$7,380	$6,431	15%	18%	$15,362	$13,402	15%	16%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,451	$4,882	12%	14%	$11,140	$10,017	11%	13%
Sales Direct to Consumer	1,480	1,157	28%	30%	3,183	2,458	29%	30%
Global Brand Divisions(2)	28	31	-10%	-7%	57	63	-10%	-12%
TOTAL NIKE BRAND REVENUES	$6,959	$6,070	15%	17%	$14,380	$12,538	15%	16%

(1)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(2)	Global Brand Divisions revenues primarily represent NIKE Brand licensing businesses that are not part of a geographic segment.

(3)
Corporate revenues primarily consist of foreign currency revenue-related hedge gains and losses generated by entities within the NIKE Brand geographic operating segments and Converse through our centrally managed foreign exchange risk management program.

On a currency neutral basis, NIKE, Inc. Revenues grew 18% and 16% for the second quarter and first six months of fiscal 2015, respectively, driven by increases in revenues for both the NIKE Brand and Converse. Our category offense continued to deliver innovative products, deep brand connections, and compelling retail experiences to consumers, driving increased demand for NIKE Brand products in the second quarter and year-to-date periods. On a currency neutral basis, every NIKE Brand geography delivered higher revenues for the second quarter and first six months of fiscal 2015, including double-digit growth in every geography except Japan in both periods. North America contributed approximately 7 percentage points and 6 percentage points of the increase in NIKE, Inc. revenues for the second quarter and first six months of fiscal 2015, respectively. For both the second quarter and first six months of fiscal 2015, Western Europe contributed approximately 4 percentage points of NIKE, Inc. revenue growth, Greater China and Emerging Markets each contributed approximately 2 percentage points, and Central & Eastern Europe and Converse each contributed approximately 1 percentage point.
Excluding the effects of changes in currency exchange rates, the increase in NIKE Brand footwear revenues for the second quarter and first six months of fiscal 2015 was attributable to growth in most key categories, led by Sportswear and Basketball, partially offset by declines in Golf in both periods. The growth in NIKE Brand footwear revenues was driven by increased demand for Sportswear styles and performance Basketball, Running and Football (Soccer) products incorporating technologies such as NIKE Free, Max Air, Lunar, Zoom Air and Flyknit. In the second quarter of fiscal 2015, unit sales of footwear increased 12% while increases in average selling price per pair contributed approximately 9 percentage points of footwear revenue growth. For the first six months of fiscal 2015, unit sales of footwear increased 11% and increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair in both the second quarter and first six months of fiscal 2015 was driven primarily by a shift in mix to higher priced products, as well as the favorable impact of our higher priced Direct to Consumer ("DTC") business.
The constant currency increase in NIKE Brand apparel revenues for both the second quarter and first six months of fiscal 2015 was driven by growth in most key categories, led by Sportswear, Running, and Women's Training. In the second quarter of fiscal 2015, unit sales of apparel increased approximately 12% and increases in average selling price per unit contributed approximately 1 percentage point of apparel revenue growth. For the first six months of fiscal 2015, unit sales of apparel increased approximately 10% while increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in average selling price per unit in both the second quarter and first six months of fiscal 2015 was driven by shifts in mix to higher priced products and the favorable impact of our higher priced DTC business, partially offset by higher discounts.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC distribution in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the second quarter and first six months of fiscal 2015, DTC revenues represented approximately 21% and 22% of our total NIKE Brand revenues, respectively, compared to 19% and 20% in the second quarter and first six months of fiscal 2014, respectively. On a currency neutral basis, DTC revenues grew 30% in both the second quarter and first six months of fiscal 2015 due to comparable store sales growth of 13% and 14%, respectively, the addition of new stores and strong online sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year. On a currency neutral basis, online sales through NIKE-owned websites, which are not included in comparable store sales, grew 66% and 68% in the second quarter and first six months of fiscal 2015, respectively. Online sales represented approximately 18% and 16% of our total NIKE Brand DTC revenues for the second quarter and first six months of fiscal 2015, respectively, compared to 14% and 12% for the second quarter and first six months of fiscal 2014, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from December 2014 through April 2015 totaled $11.1 billion and were 7% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 11%, with unit orders and average selling price per unit contributing approximately 5 and 6 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders Growth	Futures Orders Excluding Currency Changes(1)
North America	13%	13%
Western Europe	4%	13%
Central & Eastern Europe	6%	18%
Greater China	12%	13%
Japan	-4%	3%
Emerging Markets	-3%	1%
TOTAL NIKE BRAND FUTURES ORDERS	7%	11%

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
Gross Margin

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change		2014	2013	% Change
Gross profit	$3,327	$2,826	18%		$7,048	$5,958	18%
Gross margin %	45.1%	43.9%	120	bps	45.9%	44.5%	140	bps
For the second quarter and first six months of fiscal 2015, our consolidated gross margin was 120 and 140 basis points higher than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 220 basis points for the second quarter and 250 basis points for the first six months) primarily due to a shift in mix to higher priced products and, to a lesser extent, increased prices, in part in response to inflationary conditions in certain territories;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 210 basis points in both the second quarter and first six months) due primarily to labor input cost inflation and a shift in mix to higher cost products;

•	Growth in our higher margin DTC business (increasing gross margin approximately 40 basis points for both the second quarter and first six months); and

•	Favorable foreign currency exchange rates, including hedges (increasing gross margin approximately 30 basis points for both the second quarter and first six months).

Total Selling and Administrative Expense

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change		2014	2013	% Change
Demand creation expense(1)	$766	$691	11%		$1,663	$1,422	17%
Operating overhead expense(2)	1,672	1,400	19%		3,255	2,727	19%
Total selling and administrative expense	$2,438	$2,091	17%		$4,918	$4,149	19%
% of Revenues	33.0%	32.5%	50	bps	32.0%	31.0%	100 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Demand creation expense increased 11% in the second quarter of fiscal 2015 as a result of increased digital brand marketing, advertising, sports marketing expenses and consumer events, including our Women's event in New York City. For the first six months of fiscal 2015, Demand creation expense increased 17% compared to the same period in the prior year, primarily due to expenses related to the World Cup in the first quarter of fiscal 2015, as well as increased marketing support for our DTC business. Changes in foreign currency exchange rates decreased the growth in Demand creation expense by 2 percentage points and 1 percentage point, respectively, for the second quarter and first six months of fiscal 2015.
Operating overhead expense increased 19% in both the second quarter and first six months of fiscal 2015 as compared to the respective prior year periods. The increases in both periods were driven by investments in corporate infrastructure, digital capabilities and consumer engagement, as well as higher performance based compensation and investments in our DTC business driven by new store openings. Changes in foreign currency exchange rates decreased the growth in Operating overhead expense by 2 percentage points and 1 percentage point, respectively, for the second quarter and first six months of fiscal 2015.
Other Expense (Income), Net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2014	2013	2014	2013
Other expense (income), net	$2	$13	$5	$41
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Other expense, net for the second quarter of fiscal 2015 decreased $11 million compared to the second quarter of fiscal 2014 primarily due to an adverse legal judgment in the second quarter of fiscal 2014 related to a bankruptcy case for a former customer in Western Europe partially offset by a $6 million increase in foreign currency conversion losses. Other expense, net for the first six months of fiscal 2015 decreased $36 million compared to the first six months of fiscal 2014 primarily due to a $20 million reduction in foreign currency conversion losses as well as the adverse legal judgment in the second quarter of the prior year.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had unfavorable impacts of approximately $39 million and approximately $7 million on our Income before income taxes for the second quarter and first six months of fiscal 2015, respectively.
Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2014	2013	% Change	2014	2013	% Change
Effective tax rate	25.4%	25.2%	20 bps	23.3%	25.1%	(180) bps

Our effective tax rate for the second quarter of fiscal 2015 was 20 basis points higher than the prior year period primarily due to adjustments to tax expense on intercompany transactions and the benefit realized in the prior year period from the U.S. research and development tax credit. The increase was partially offset by the resolution of audits and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
Our effective tax rate for the first six months of fiscal 2015 was 180 basis points lower than the prior year period due to the resolution of audits in several jurisdictions and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate. The decrease was partially offset by adjustments to tax expense on intercompany transactions and the benefit realized in the prior year period from the U.S. research and development tax credit.
For the full fiscal year, we continue to expect the effective tax rate will be approximately 24.5%.

Operating Segments
Our reportable operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand and Hurley sales activity.
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
The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes(1)	2014	2013	% Change	% Change Excluding Currency Changes(1)
North America	$3,241	$2,801	16%	16%	$6,754	$5,936	14%	14%
Western Europe	1,312	1,074	22%	24%	3,026	2,375	27%	25%
Central & Eastern Europe	346	295	17%	25%	738	661	12%	16%
Greater China	758	629	21%	21%	1,437	1,203	19%	20%
Japan	199	210	-5%	3%	359	368	-2%	3%
Emerging Markets	1,075	1,030	4%	13%	2,009	1,932	4%	11%
Global Brand Divisions(2)	28	31	-10%	-7%	57	63	-10%	-12%
Total NIKE Brand Revenues	6,959	6,070	15%	17%	14,380	12,538	15%	16%
Converse	434	360	21%	24%	1,009	854	18%	19%
Corporate(3)	(13)	1	—	—	(27)	10	—	—
TOTAL NIKE, INC. REVENUES	$7,380	$6,431	15%	18%	$15,362	$13,402	15%	16%

(1)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(2)	Global Brand Divisions revenues primarily represent NIKE Brand licensing businesses that are not part of a geographic segment.

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

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2014	2013(1)	% Change	2014	2013(1)	% Change
North America	$785	$647	21%	$1,755	$1,460	20%
Western Europe	261	123	112%	665	388	71%
Central & Eastern Europe	57	48	19%	125	129	-3%
Greater China	258	197	31%	476	367	30%
Japan	29	47	-38%	40	71	-44%
Emerging Markets	236	243	-3%	392	453	-13%
Global Brand Divisions	(552)	(450)	-23%	(1,085)	(916)	-18%
Total NIKE Brand	1,074	855	26%	2,368	1,952	21%
Converse	88	100	-12%	274	269	2%
Corporate(2)	(275)	(233)	-18%	(517)	(453)	-14%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	887	722	23%	2,125	1,768	20%
Interest expense (income), net	9	8	—	18	16	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$878	$714	23%	$2,107	$1,752	20%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,925	$1,627	18%	18%	$4,108	$3,531	16%	16%
Apparel	1,131	986	15%	15%	2,236	1,995	12%	12%
Equipment	185	188	-2%	-1%	410	410	0%	0%
TOTAL REVENUES	$3,241	$2,801	16%	16%	$6,754	$5,936	14%	14%
Revenues by:
Sales to Wholesale Customers	$2,497	$2,166	15%	15%	$5,049	$4,510	12%	12%
Sales Direct to Consumer	744	635	17%	18%	1,705	1,426	20%	20%
TOTAL REVENUES	$3,241	$2,801	16%	16%	$6,754	$5,936	14%	14%
EARNINGS BEFORE INTEREST AND TAXES	$785	$647	21%		$1,755	$1,460	20%

Our category offense continued to drive increased demand for NIKE Brand products in North America. Revenues for the second quarter and first six months of fiscal 2015 grew in most key categories, led by Basketball and Sportswear. On a constant currency basis, DTC revenue grew 18% and 20% for the second quarter and first six months of fiscal 2015, driven by 8% and 10% increases in comparable store sales in the respective periods, strong online sales growth and the addition of new stores.
Footwear revenue growth for the second quarter and first six months of fiscal 2015 was driven by higher demand in most key categories, led by Basketball and Sportswear, partially offset by slight declines, primarily in Running and Golf. The decrease in Running was due to lower sales of entry level products, which were largely offset by increased sales of higher priced performance styles. For the second quarter and first six months of fiscal 2015, unit sales of footwear increased 10% and 8%, respectively, while increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth in each period. The increase in average selling price per pair in both periods was driven primarily by a shift in mix to higher priced products and, to a lesser extent, price increases and the favorable impact of our higher priced DTC business.
Apparel revenue growth for the second quarter and first six months of fiscal 2015 was driven by higher demand in nearly every key category. In the second quarter and first six months of fiscal 2015, growth was led by Sportswear, Women's Training and Men's Training. For the second quarter and first six months of fiscal 2015, unit sales of apparel increased 12% and 9%, respectively, while increases in average selling price per unit contributed approximately 3 percentage points of apparel revenue growth in each period. The increase in average selling price per unit in both periods was driven primarily by a shift in mix to higher priced products.
EBIT grew 21% in the second quarter as a result of higher revenues, expanded gross margin and modest selling and administrative leverage. Gross margin increased 70 basis points as shifts in mix to higher priced products were only partially offset by higher product costs. Selling and administrative expense decreased as a percentage of sales despite increased demand creation expense, driven by higher sports marketing and advertising expense, as well as higher operating overhead costs to support DTC and overall growth.

For the year to date period, EBIT grew 20%, reflecting the same key drivers. Gross margin expanded 120 basis points, reflecting a shift in mix to higher priced products and growth in our higher margin DTC business, partially offset by higher product and logistics costs. Selling and administrative expense decreased as a percentage of sales, despite higher demand creation expense to support key Brand and sporting events, including the World Cup in the first quarter, and higher sports marketing expense. Operating overhead costs were also higher as a result of increased support for our expanding DTC business.
Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$863	$695	24%	26%	$1,990	$1,524	31%	28%
Apparel	384	324	19%	20%	882	723	22%	19%
Equipment	65	55	18%	18%	154	128	20%	17%
TOTAL REVENUES	$1,312	$1,074	22%	24%	$3,026	$2,375	27%	25%
Revenues by:
Sales to Wholesale Customers	$1,025	$865	18%	20%	$2,414	$1,945	24%	21%
Sales Direct to Consumer	287	209	37%	40%	612	430	42%	40%
TOTAL REVENUES	$1,312	$1,074	22%	24%	$3,026	$2,375	27%	25%
EARNINGS BEFORE INTEREST AND TAXES	$261	$123	112%		$665	$388	71%

Our ongoing expansion of the category offense in Western Europe continues to yield strong results. On a currency neutral basis, revenues for the second quarter and first six months of fiscal 2015 grew in every territory in Western Europe, led by the U.K. & Ireland, AGS (Austria, Germany and Switzerland) and France, which increased 19%, 30% and 29%, respectively, for the second quarter, and 22%, 30% and 29%, respectively, for the first six months of fiscal 2015. DTC revenues grew 40% in both the second quarter and first six months of fiscal 2015. DTC revenues for the second quarter were driven by strong online sales growth, the addition of new stores and comparable store sales growth of 14%. For the six month period, DTC revenue growth was driven by comparable store sales growth of 17%, the addition of new stores and online sales growth. On a category basis, revenues grew in every key category for the second quarter and first six months of fiscal 2015, led by Sportswear, Football (Soccer), Running and Women's Training in both periods.
The constant currency footwear revenue growth for the second quarter and first six months of fiscal 2015 was driven by growth in every key category, most notably Sportswear, Running and Football (Soccer). For the second quarter and first six months of fiscal 2015, unit sales of footwear increased 21% and 23%, respectively, while increases in average selling price per pair contributed approximately 5 percentage points of footwear revenue growth in each period. The increase in average selling price per pair in both periods was primarily driven by a shift in mix to higher priced products and, to a lesser extent, the favorable impact of growth in our higher priced DTC business.
Constant currency apparel revenue growth for the second quarter and first six months was a result of growth in most key categories, led by Football (Soccer), Sportswear, Women's Training and Running. Unit sales of apparel increased 18% and 17% in the second quarter and first six months of fiscal 2015, respectively, and increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth in each period. The increase in average selling price per unit in both periods was driven primarily by an increase in the proportion of revenues from our higher priced DTC business.
EBIT increased 112% for the second quarter of fiscal 2015, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. EBIT was also higher than the second quarter of fiscal 2014 as a result of a charge for an adverse legal judgment reflected in Other expense (income), net in the prior year. Gross margin increased 300 basis points in the second quarter primarily due to favorable standard foreign currency exchange rates, which were largely offset by actual rates as reported in our Corporate results. Selling and administrative expense was lower as a percentage of revenues despite higher operating overhead due to costs to support DTC and overall growth, as well as a slight increase in demand creation expense compared to the second quarter of fiscal 2014.
EBIT increased 71% for the first six months of fiscal 2015, a result of higher revenues, gross margin expansion and selling and administrative expense leverage, as well as the charge for an adverse legal judgment reflected in Other expense (income), net in the prior year. Gross margin expanded 290 basis points in the first six months of fiscal 2015, primarily due to favorable standard foreign currency exchange rates, and higher average selling prices due to a shift in mix to higher priced products, partially offset by higher product costs. Selling and administrative expense was lower as a percentage of revenues despite higher operating overhead costs to support DTC and overall growth, as well as higher demand creation expense for the World Cup in the first quarter of fiscal 2015.

Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$180	$144	25%	32%	$403	$337	20%	24%
Apparel	149	135	10%	19%	283	274	3%	9%
Equipment	17	16	6%	18%	52	50	4%	10%
TOTAL REVENUES	$346	$295	17%	25%	$738	$661	12%	16%
EARNINGS BEFORE INTEREST AND TAXES	$57	$48	19%		$125	$129	-3%
Excluding changes in currency exchange rates, Central & Eastern Europe revenues for the second quarter and first six months of fiscal 2015 increased in all territories except Israel. Revenues in our two largest territories, Russia and Turkey, grew 25% and 14%, respectively, for the second quarter of fiscal 2015, and 9% and 17%, respectively, for the first six months of fiscal 2015. On a category basis, revenues for the second quarter and first six months of fiscal 2015 increased in nearly all key categories, led by Running, Sportswear and Women's Training, partially offset by a decline in Action Sports.
The constant currency footwear revenue growth for the second quarter and first six months of fiscal 2015 was driven by growth in our Running, Sportswear and Football (Soccer) categories. In the second quarter, unit sales of footwear increased 20% and increases in average selling price per pair contributed approximately 12 percentage points of footwear revenue growth. For the first six months of fiscal 2015, unit sales of footwear increased 14% and increases in average selling price per pair contributed approximately 10 percentage points of footwear revenue growth. The increase in average selling price per pair for both periods was driven by price increases in response to inflationary conditions in certain territories as well as a shift in mix to higher priced products.
Constant currency apparel revenue growth for the second quarter of fiscal 2015 was driven by an increase in Sportswear and Running. For the first six months of fiscal 2015, the increase in apparel revenues was driven by Running and Sportswear, partially offset by a decline in Football (Soccer). Unit sales of apparel in the second quarter and first six months of fiscal 2015 increased 18% and 8%, respectively, while increases in average selling price per unit contributed approximately 1 percentage point of apparel revenue growth in each period, the latter due to price increases in response to inflationary conditions in certain territories, partially offset by higher discounts.
Despite the negative translation impact from changes in currency exchange rates, most notably in Russia and Turkey, EBIT increased 19% in the second quarter of fiscal 2015 as revenue growth and selling and administrative expense leverage more than offset lower gross margin. Gross margin decreased 420 basis points in the second quarter as higher product costs, including higher import duties in certain territories, more than offset higher average selling prices due to a shift in mix to higher priced products and price increases in response to inflationary conditions. Selling and administrative expense decreased slightly versus the prior year period as higher demand creation expense was more than offset by lower operating overhead expense.
EBIT in the first six months of fiscal 2015 was also negatively impacted by translation, decreasing 3% as revenue growth was more than offset by lower gross margin and higher selling and administrative expense. Gross margin decreased 240 basis points as higher product costs more than offset higher average selling prices. Selling and administrative expense in the first six months of fiscal 2015 grew faster than revenues, driven by higher operating overhead costs to support DTC and overall growth, as well as higher demand creation expense in the first quarter to support the World Cup.
Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$463	$358	29%	30%	$903	$699	29%	30%
Apparel	266	245	9%	9%	468	442	6%	7%
Equipment	29	26	12%	12%	66	62	6%	7%
TOTAL REVENUES	$758	$629	21%	21%	$1,437	$1,203	19%	20%
Revenues by:
Sales to Wholesale Customers	$564	$500	13%	13%	$1,072	$958	12%	13%
Sales Direct to Consumer	194	129	50%	50%	365	245	49%	50%
TOTAL REVENUES	$758	$629	21%	21%	$1,437	$1,203	19%	20%
EARNINGS BEFORE INTEREST AND TAXES	$258	$197	31%		$476	$367	30%

On a currency neutral basis, Greater China revenues increased 21% and 20% for the second quarter and first six months of fiscal 2015, respectively, driven by our Sportswear, Basketball and Running categories. These increases were partially offset by decreases in other categories, most notably Men's Training, Football (Soccer) and Action Sports, as we took steps to more sharply focus our product assortments on the most productive product categories. The strong growth in DTC revenues was driven by comparable store sales growth of 26% and 28% in the second quarter and first six months of fiscal 2015, respectively, online sales growth and the addition of new stores.
The constant currency footwear revenue growth in the second quarter and first six months of fiscal 2015 was driven primarily by Sportswear, Running and Basketball, partially offset by slight decreases in other categories. In the second quarter, unit sales of footwear increased 22% while increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. For the first six months of fiscal 2015, unit sales of footwear increased 25% and increases in average selling price per pair contributed approximately 5 percentage points of footwear revenue growth. The increase in average selling price per pair for both periods was due primarily to an increase in the proportion of revenues from our higher priced DTC business and, to a lesser extent, a shift in mix to higher priced products.
Constant currency apparel revenue growth for the second quarter and first six months of fiscal 2015 was driven primarily by increases in Sportswear, partially offset by decreases in other categories, primarily Football (Soccer) and Men's Training. Unit sales of apparel increased 15% in both the second quarter and first six months of fiscal 2015, while average selling price per unit reduced apparel revenues approximately 6 and 8 percentage points in the second quarter and first six months of fiscal 2015, respectively. The decline in average selling price per unit in both periods was due primarily to shifts in product mix to lower priced products partially offset by a higher proportion of revenues from our higher priced DTC business.
On a reported basis, EBIT increased 31% and 30% in the second quarter and first six months of fiscal 2015, respectively. The increase in both periods was due to higher revenues and gross margin expansion, partially offset by higher selling and administrative expense. Gross margin expanded 410 basis points in the second quarter and 330 basis points in the first six months of fiscal 2015, due primarily to growth in our higher margin DTC business, favorable standard foreign currency exchange rates, improved off-price mix and higher average selling prices. For both the second quarter and first six months of fiscal 2015, selling and administrative expense increased slightly as a percentage of revenues as a result of operating overhead investments to support DTC growth and for our new Shanghai headquarters, as well as higher demand creation spending.
Japan

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$108	$101	7%	16%	$208	$189	10%	16%
Apparel	75	89	-16%	-8%	121	142	-15%	-9%
Equipment	16	20	-20%	-13%	30	37	-19%	-15%
TOTAL REVENUES	$199	$210	-5%	3%	$359	$368	-2%	3%
EARNINGS BEFORE INTEREST AND TAXES	$29	$47	-38%		$40	$71	-44%
Constant currency revenues for Japan increased 3% in the second quarter and first six months of fiscal 2015, driven primarily by increases in Sportswear revenues, partially offset by declines in other categories, primarily Golf.
On a reported basis, for the second quarter and first six months of fiscal 2015, revenues decreased 5% and 2%, respectively, while EBIT decreased 38% and 44%, respectively, versus the comparable prior year periods, reflecting the impact of the weaker Yen. Gross margin for both periods declined 460 basis points versus the comparable prior year periods, primarily driven by unfavorable standard foreign currency exchange rates as well as higher product costs, partially offset by higher average selling prices due to shifts in mix to higher priced products, as well as the favorable impact of our higher margin DTC business. EBIT was also negatively impacted in both periods by increased selling and administrative expense. Operating overhead was higher in both periods, in part to support DTC expansion, including the launch of NIKE.com. Demand creation expense decreased in the second quarter but was higher for the first six months of fiscal 2015 due to support for the World Cup in the first quarter.
Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$727	$686	6%	15%	$1,355	$1,310	3%	11%
Apparel	280	279	0%	8%	532	505	5%	13%
Equipment	68	65	5%	8%	122	117	4%	11%
TOTAL REVENUES	$1,075	$1,030	4%	13%	$2,009	$1,932	4%	11%
EARNINGS BEFORE INTEREST AND TAXES	$236	$243	-3%		$392	$453	-13%

Excluding changes in currency exchange rates, revenue growth in the Emerging Markets geography for the second quarter and first six months of fiscal 2015 was driven by increases in 7 of 9 territories. Revenues in our two largest territories, SOCO (which includes Argentina, Uruguay and Chile) and Brazil, grew 42% and 3%, respectively, for the second quarter, and 35% and 6%, respectively for the first six months of fiscal 2015. These increases were partially offset by declines of 11% and 12% in Mexico revenues for the second quarter and first six months of fiscal 2015, respectively, as a result of high marketplace inventory levels primarily due to inconsistent product flow to our customers following distribution center transition issues experienced in early fiscal 2014. On a category basis, revenues for most key categories grew for the second quarter and first six months of fiscal 2015, led by Sportswear, Running and Basketball.
Constant currency footwear revenue growth for the second quarter and first six months of fiscal 2015 was fueled by growth in most key categories, led by Sportswear, Basketball and Football (Soccer). Unit sales of footwear in the second quarter increased 3% and increases in average selling price per pair contributed approximately 12 percentage points of the increase in footwear revenues. For the first six months of fiscal 2015, unit sales of footwear were flat while increases in average selling price per pair contributed approximately 11 percentage points of the increase. For both the second quarter and first six months of fiscal 2015, the increase in average selling price per pair was primarily due to price increases in response to inflationary conditions in certain Latin American territories, as well as a shift in mix to higher priced products.
Constant currency apparel revenue growth for the second quarter of fiscal 2015 was driven by growth in Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer). For the first six months of fiscal 2015, revenue grew in every key category, most notably Sportswear and Running. Unit sales of apparel in the second quarter increased 1% while increases in average selling price per unit contributed approximately 7 percentage points of the increase in apparel revenues. For the first six months of fiscal 2015, unit sales of apparel increased 4% and increases in average selling price per unit contributed approximately 9 percentage points of the increase in apparel revenues. The increase in average selling price per unit in both the second quarter and first six months was primarily due to price increases in response to inflationary conditions in Latin America, as well as a shift in mix to higher priced products and, to a lesser extent, a higher proportion of revenues from our higher priced DTC business.
EBIT decreased 3% for the second quarter of fiscal 2015 as higher reported revenues and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin decreased 220 basis points due to the impact of unfavorable standard foreign currency exchange rates and higher off-price mix, as well as the impact of higher product cost per unit due to a shift in mix to higher cost product, partially offset by higher average selling prices. Selling and administrative expense increased slightly versus the prior year period as lower demand creation expense during the second quarter due to the timing of sporting and brand events was offset by higher operating overhead expense to support our expanding DTC operations and other infrastructure investments.
EBIT decreased 13% for the first six months of fiscal 2015 as higher reported revenues were more than offset by lower gross margin and higher selling and administrative expense. Gross margin declined 200 basis points due to the impact of unfavorable standard foreign currency exchange rates, higher product costs per unit and higher discounts. Gross margin for the first six months of fiscal 2015 was also negatively impacted by higher warehousing and other costs as a result of the distribution center challenges in Mexico. These gross margin declines were partially offset by higher average selling prices as a result of price increases in response to higher inflation and shifts in mix to higher priced products as well as the favorable impact of growth in our higher margin DTC business. Selling and administrative expense was higher as a result of increased operating overhead due to expansion of our DTC business as well as infrastructure investments to support future growth. Demand creation expense increased as a result of support for the World Cup and higher sports marketing costs, primarily in the first quarter.
Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$28	$31	-10%	-7%	$57	$63	-10%	-12%
(Loss) Before Interest and Taxes	$(552)	$(450)	23%		$(1,085)	$(916)	18%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the second quarter and first six months of fiscal 2015. The increase for the second quarter was primarily due to higher operating overhead reflecting continued investments in digital capabilities and consumer engagement, supply chain initiatives and increased expenses to provide operational support for growth, as well as higher performance based compensation. Demand creation expense for the second quarter increased primarily due to increased marketing support for key brand initiatives partially offset by a decrease in sports marketing expense. For the first six months of fiscal 2015, the loss before interest and taxes was driven by higher operating overhead due to increased investments in our digital capabilities and consumer engagement, supply chain initiatives, and higher performance based compensation. Demand creation expense was higher due to support for the World Cup and key consumer events, including our Women's event in New York City.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	% Change Excluding Currency Changes	2014	2013	% Change	% Change Excluding Currency Changes
Revenues	$434	$360	21%	24%	$1,009	$854	18%	19%
Earnings Before Interest and Taxes	$88	$100	-12%		$274	$269	2%

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
Excluding changes in currency exchange rates, revenues for Converse increased 24% for the second quarter of fiscal 2015 and 19% for the first six months of fiscal 2015. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), grew 15% and 12% for the second quarter and first six months of fiscal 2015, respectively, contributing 13 and 10 percentage points of total Converse revenue growth for the second quarter and first six months, respectively. Comparable direct distribution market unit sales increased 15% for the second quarter and 12% for the first six months of fiscal 2015, while average selling price per unit was flat for both periods. The United States market was the most significant contributor to the growth of comparable direct distribution markets. Conversion of markets from licensed to direct distribution contributed 9 percentage points and 10 percentage points of total Converse revenues growth in the second quarter and first six months of fiscal 2015, respectively. Revenues from comparable licensed markets grew 11% in the second quarter, contributing 2 percentage points to total Converse revenue growth. For the first six months of fiscal 2015, revenues from comparable licensed markets declined 6%, decreasing total Converse revenue growth by 1 percentage point due largely to business declines in Latin America.
EBIT for Converse decreased 12% for the second quarter of fiscal 2015 due primarily to increased selling and administrative expense and lower gross margin, which more than offset higher reported revenues. For the first six months of fiscal 2015, EBIT increased 2% as higher reported revenues were partially offset by increased selling and administrative expense and lower gross margin. Gross margin decreased 10 basis points in both periods, primarily due to transitions of licensed markets to direct distribution markets. Selling and administrative expense increased for the second quarter and first six months of fiscal 2015 due to higher operating overhead costs to support growth initiatives and infrastructure investments, including DTC expansion and market transitions.
Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2014	2013	% Change	2014	2013	% Change
Revenues	$(13)	$1	—	$(27)	$10	—
(Loss) Before Interest and Taxes	$(275)	$(233)	18%	$(517)	$(453)	14%
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.
The Corporate loss before interest and taxes consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to our corporate headquarters; and unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses.
In addition to the foreign currency gains and losses recognized in Corporate revenues, foreign currency results in Corporate include gains and losses resulting from the difference between actual foreign currency rates and standard rates used to record non-functional currency denominated product purchases within the NIKE Brand geographic operating segments and Converse; related foreign currency hedge results; conversion gains and losses arising from re-measurement of monetary assets and liabilities in non-functional currencies; and certain other foreign currency derivative instruments.
Corporate's loss before interest and taxes increased $42 million and $64 million for the second quarter and first six months of fiscal 2015, respectively. The increases are primarily due to the following:

•
An increase of $64 million for the second quarter and $105 million for the first six months of fiscal 2015 in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation.

•
A decrease of $21 million for the second quarter and $27 million for the first six months of fiscal 2015 in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

•
An increase of $6 million for the second quarter and a decrease of $16 million for the first six months of fiscal 2015 in foreign currency net losses reported as a component of consolidated Other expense (income), net.

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

a.
Certain NIKE entities, including those supporting our North America, Greater China, Japan and European geographies, purchase product from the NTC, a wholly owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC.

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

•
Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, including intercompany receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to re-measurement which may create fluctuations in Other expense (income), net within our consolidated results of operations.

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

Translational exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $173 million and $66 million for the three months ended November 30, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $33 million and $14 million for the three months ended November 30, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated revenues was a detriment of approximately $185 million and $67 million for the six months ended November 30, 2014 and 2013, respectively. The impact of foreign exchange rate fluctuations on the translation of our income before taxes was a detriment of approximately $28 million and $6 million for the six months ended November 30, 2014 and 2013, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $39 million and $7 million on our Income before income taxes for the for the three and six month periods ended November 30, 2014, respectively.
Net investments in foreign subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of November 30, 2014 and 2013. There were no cash flows from net investment hedge settlements for the three or six month periods ended November 30, 2014 and 2013.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first six months of fiscal 2015 was net income of $1,617 million. Cash provided by operations was $1,235 million for the first six months of fiscal 2015 compared to $948 million for the first six months of fiscal 2014, primarily a result of increased earnings. For the first six months of fiscal 2015, changes in working capital resulted in a cash outflow of $770 million compared to an outflow of $774 million for the first six months of fiscal 2014. Working capital increased due to growth in Accounts receivable and Inventories as a result of business growth and a decrease in Income taxes payable primarily as a result of tax payments made in the first six months of fiscal 2015, including payments related to a U.S. Unilateral Advanced Pricing Agreement reached with the IRS in the fourth quarter of fiscal 2014.
Cash used by investing activities was $166 million during the first six months of fiscal 2015 and $1,189 million for the first six months fiscal 2014. The primary driver of the decrease in cash used by investing activities was the net change in short-term investments, including sales, maturities, and purchases from net purchases to net sales/maturities. In the first six months of fiscal 2015, there were $319 million of net sales/maturities compared to $640 million in net purchases for the same period in fiscal 2014, reflecting purchases of short-term investments with the proceeds from the issuance of long-term debt in April 2013.
Cash used by financing activities was $1,304 million for the first six months of fiscal 2015 compared to $997 million for the same prior year period. The increase in cash used by financing activities was largely driven by increased common stock repurchases in the first six months of fiscal 2015 compared to the first six months of fiscal 2014.
During the first six months of fiscal 2015, we purchased 15.7 million shares of NIKE class B common stock for $1,243 million (an average price of $79.31 per share) as part of our four-year, $8 billion share repurchase program approved by the Board of Directors in September 2012. As of the end of the second quarter of fiscal 2015, we had repurchased a total of 67.6 million shares at a cost of $4,660 million (an average price of $68.96 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2017. As of and for the period ended November 30, 2014, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2014, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the three months ended November 30, 2014, we did not issue commercial paper, and as of November 30, 2014, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2015 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of November 30, 2014, we had cash, cash equivalents and short-term investments totaling $4.7 billion, of which $3.0 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2014 the average duration of our short-term investments and cash equivalents portfolio was 110 days.
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
Off-Balance Sheet Arrangements
As of November 30, 2014, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that replaces existing revenue recognition guidance. Among other things, the updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us beginning June 1, 2017 and early adoption is not permitted. We are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2014.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2014 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the second quarter of fiscal 2015, we had repurchased 67.6 million shares at an average price of $68.96 for a total approximate cost of $4.7 billion under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2014	2,775,000	$80.58	2,775,000	$3,541
October 1 — October 31, 2014	2,057,819	$87.66	2,057,819	$3,360
November 1 — November 30, 2014	218,666	$93.76	218,666	$3,340
	5,051,485	$84.04	5,051,485
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
DATED: January 7, 2015

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