Form 10-Q
period 2015-02-28
NIKE INC
filed 2015-04-07
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2015
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of April 2, 2015 were:

Class A	177,557,876
Class B	682,189,679
859,747,555

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
(In millions)	2015	2014
ASSETS
Current assets:
Cash and equivalents (Note 4)	$3,015	$2,220
Short-term investments (Note 4)	2,346	2,922
Accounts receivable, net	3,294	3,434
Inventories (Note 2)	4,246	3,947
Deferred income taxes (Note 5)	328	355
Prepaid expenses and other current assets (Notes 4 and 8)	1,978	818
Total current assets	15,207	13,696
Property, plant and equipment, net	2,862	2,834
Identifiable intangible assets, net	281	282
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 5 and 8)	2,060	1,651
TOTAL ASSETS	$20,541	$18,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$108	$7
Notes payable (Note 4)	61	167
Accounts payable	1,821	1,930
Accrued liabilities (Notes 3, 4 and 8)	3,563	2,491
Income taxes payable (Note 5)	33	432
Total current liabilities	5,586	5,027
Long-term debt (Note 4)	1,082	1,199
Deferred income taxes and other liabilities (Notes 4, 5 and 8)	1,505	1,544
Commitments and contingencies (Note 11)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 682 and 692 shares outstanding	3	3
Capital in excess of stated value	6,517	5,865
Accumulated other comprehensive income (Note 9)	1,111	85
Retained earnings	4,737	4,871
Total shareholders’ equity	12,368	10,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,541	$18,594
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2015	2014	2015	2014
Revenues	$7,460	$6,972	$22,822	$20,374
Cost of sales	4,034	3,869	12,348	11,313
Gross profit	3,426	3,103	10,474	9,061
Demand creation expense	731	733	2,394	2,155
Operating overhead expense	1,648	1,436	4,903	4,163
Total selling and administrative expense	2,379	2,169	7,297	6,318
Interest expense (income), net	6	9	24	25
Other (income) expense, net	(5)	45	—	86
Income before income taxes	1,046	880	3,153	2,632
Income tax expense (Note 5)	255	198	745	637
NET INCOME	$791	$682	$2,408	$1,995

Earnings per common share:
Basic	$0.92	$0.77	$2.79	$2.25
Diluted	$0.89	$0.75	$2.72	$2.19

Dividends declared per common share	$0.28	$0.24	$0.80	$0.69
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2015	2014	2015	2014
Net income	$791	$682	$2,408	$1,995
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	15	(34)	(17)	(51)
Change in net gains (losses) on cash flow hedges	569	(21)	1,037	(186)
Change in net gains (losses) on other	2	(2)	6	(4)
Total other comprehensive income (loss), net of tax	586	(57)	1,026	(241)
TOTAL COMPREHENSIVE INCOME	$1,377	$625	$3,434	$1,754
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended February 28,
(In millions)	2015	2014
Cash provided by operations:
Net income	$2,408	$1,995
Income charges (credits) not affecting cash:
Depreciation	453	378
Deferred income taxes	43	(56)
Stock-based compensation (Note 6)	140	131
Amortization and other	28	53
Net foreign currency adjustments	411	59
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(109)	(255)
(Increase) in inventories	(510)	(349)
(Increase) in prepaid expenses and other current assets	(31)	(222)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	505	(49)
Cash provided by operations	3,338	1,685
Cash used by investing activities:
Purchases of short-term investments	(3,754)	(4,235)
Maturities of short-term investments	2,624	2,885
Sales of short-term investments	1,718	789
Investments in reverse repurchase agreements	(250)	—
Additions to property, plant and equipment	(723)	(670)
Disposals of property, plant and equipment	3	1
(Increase) in other assets, net of other liabilities	—	(1)
Cash used by investing activities	(382)	(1,231)
Cash used by financing activities:
Long-term debt payments, including current portion	(5)	(58)
(Decrease) increase in notes payable	(83)	37
Payments on capital lease obligations	(16)	(9)
Proceeds from exercise of stock options and other stock issuances	372	308
Excess tax benefits from share-based payment arrangements	150	108
Repurchase of common stock	(1,855)	(1,716)
Dividends — common and preferred	(658)	(587)
Cash used by financing activities	(2,095)	(1,917)
Effect of exchange rate changes on cash and equivalents	(66)	(10)
Net increase (decrease) in cash and equivalents	795	(1,473)
Cash and equivalents, beginning of period	2,220	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$3,015	$1,864
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$95	$117
Dividends declared and not paid	241	211
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying Unaudited Condensed Consolidated Financial Statements reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2014 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2015 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.
Revisions
During the third quarter of fiscal 2015, management determined it had incorrectly reflected unrealized gains and losses from re-measurement of non-functional currency intercompany balances between certain of its foreign wholly-owned subsidiaries in its Consolidated Statements of Cash Flows. These unrealized gains and losses should have been classified as non-cash reconciling items from Net income to Cash provided by operations, but were instead reported on the Effect of exchange rate changes on cash and equivalents line of the Consolidated Statements of Cash Flows. This resulted in an understatement of Cash provided by operations reported on the Consolidated Statements of Cash Flows for certain prior periods; there was no impact for any period to Net increase (decrease) in cash and equivalents reported on the Consolidated Statements of Cash Flows, or Cash and equivalents reported on the Consolidated Statements of Cash Flows and Balance Sheets. The Company assessed the materiality of the misclassifications on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the applicable Consolidated Statements of Cash Flows. For the three and six months ended August 31, 2014 and November 30, 2014 of fiscal 2015, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $95 million and $312 million, respectively. For the nine months ended February 28, 2014 of fiscal 2014, the revision increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $17 million. For the fiscal years ended May 31, 2014, 2013, and 2012, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $10 million, $64 million and $108 million, respectively. These amounts have been reflected in the applicable tables below. As part of the revision to the Consolidated Statements of Cash Flows, the Company has updated its presentation to separately report Net foreign currency adjustments, which was previously included within Amortization and other.
Previously Disclosed Revisions
As previously reported, the Company has historically capitalized costs associated with internally generated patents and trademarks and amortized these assets over the legal term of the patents and trademarks. During the fourth quarter of fiscal 2014, management determined that these capitalized costs were not accurately identified with specific patent or trademark assets and, therefore, concluded that amounts previously capitalized should have been expensed as incurred. Accordingly, the Unaudited Condensed Consolidated Financial Statements have been revised to correctly expense costs associated with internally developed patents and trademarks in the period incurred and to reverse expenses for amortization of previously capitalized costs. The revisions resulted in a decrease in Net income of $3 million and $7 million for the three and nine months ended February 28, 2014, respectively. Cash provided by operations decreased $15 million while Cash used by investing activities decreased $15 million for the nine months ended February 28, 2014.
Also, in the fourth quarter of fiscal 2014, the Company revised certain prior year amounts in the Unaudited Condensed Consolidated Statements of Cash Flows to eliminate intercompany transfers of short-term investments, to correctly reflect the purchases, sales and maturities of short-term investments related to the Company's hedging program involving U.S. Dollar denominated available-for-sale securities and to correctly classify certain investment holdings as Short-term investments. For the nine months ended February 28, 2014, the revisions resulted in a net increase in Purchases of short-term investments of $89 million, a net decrease in Maturities of short-term investments of $145 million and a net increase in Sales of short-term investments of $234 million. This revision had no impact on Cash used by investing activities or Net increase (decrease) in cash and equivalents.
The Company assessed the materiality of these misstatements on prior periods’ financial statements in accordance with SAB No. 99, Materiality, codified in ASC 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, the Unaudited Condensed Consolidated Financial Statements as of February 28, 2014, and for the three and nine months then ended, which are presented herein, have been revised.

The following are selected line items from the Company's Unaudited Condensed Consolidated Financial Statements illustrating the effect of these corrections and the correction of other immaterial errors:
Third quarter of fiscal 2014 (presented herein for comparative purposes):

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Income
	Three Months Ended February 28, 2014			Nine Months Ended February 28, 2014
(In millions, except per share data)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Total selling and administrative expense	$2,166	$3	$2,169	$6,310	$8	$6,318
Income before income taxes	883	(3)	880	2,640	(8)	2,632
Income tax expense	198	—	198	638	(1)	637
NET INCOME	$685	$(3)	$682	$2,002	$(7)	$1,995

Earnings per common share:
Basic	$0.78	$(0.01)	$0.77	$2.26	$(0.01)	$2.25
Diluted	$0.76	$(0.01)	$0.75	$2.20	$(0.01)	$2.19

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended February 28, 2014			Nine Months Ended February 28, 2014
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Net income	$685	$(3)	$682	$2,002	$(7)	$1,995
TOTAL COMPREHENSIVE INCOME	$628	$(3)	$625	$1,761	$(7)	$1,754

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
	Nine Months Ended February 28, 2014
(In millions)	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$2,002	$(7)	$1,995
Income charges (credits) not affecting cash:
Amortization and other	102	(49)	53
Net foreign currency adjustments	—	59	59
(Increase) in inventories	(343)	(6)	(349)
Increase (decrease) in accounts payable, accrued liabilities and income taxes	(54)	5	(49)
Cash provided by operations	1,683	2	1,685
Cash used by investing activities:
Purchases of short-term investments	(4,146)	(89)	(4,235)
Maturities of short-term investments	3,030	(145)	2,885
Sales of short-term investments	555	234	789
(Increase) in other assets, net of other liabilities	(16)	15	(1)
Cash used by investing activities	(1,246)	15	(1,231)
Effect of exchange rate changes on cash and equivalents	7	(17)	(10)
Net increase (decrease) in cash and equivalents	(1,473)	—	(1,473)
Cash and equivalents, beginning of period	3,337	—	3,337
CASH AND EQUIVALENTS, END OF PERIOD	$1,864	$—	$1,864

First and second quarters of fiscal 2015 (to be presented in Forms 10-Q for the first and second quarters of fiscal 2016 for comparative purposes):

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
	Three Months Ended August 31, 2014			Six Months Ended November 30, 2014
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$962	$—	$962	$1,617	$—	$1,617
Income charges (credits) not affecting cash:
Amortization and other	(34)	42	8	(54)	69	15
Net foreign currency adjustments	—	53	53	—	243	243
Cash provided by operations	588	95	683	1,235	312	1,547
Effect of exchange rate changes on cash and equivalents	97	(95)	2	288	(312)	(24)
Net increase (decrease) in cash and equivalents	83	—	83	53	—	53
Cash and equivalents, beginning of period	2,220	—	2,220	2,220	—	2,220
CASH AND EQUIVALENTS, END OF PERIOD	$2,303	$—	$2,303	$2,273	$—	$2,273
The following are selected line items from the Company's Consolidated Financial Statements illustrating the effect of these corrections on the amounts previously reported in the Company's fiscal 2014 Annual Report on Form 10-K:

	NIKE, Inc. Consolidated Statements of Cash Flows
	Year Ended May 31, 2014			Year Ended May 31, 2013			Year Ended May 31, 2012
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$2,693	$—	$2,693	$2,472	$—	$2,472	$2,211	$—	$2,211
Income charges (credits) not affecting cash:
Amortization and other	114	(46)	68	66	(2)	64	23	45	68
Net foreign currency adjustments	—	56	56	—	66	66	—	63	63
Cash provided by operations	3,003	10	3,013	2,968	64	3,032	1,824	108	1,932
Effect of exchange rate changes on cash and equivalents	1	(10)	(9)	100	(64)	36	67	(108)	(41)
Net (decrease) increase in cash and equivalents	(1,117)	—	(1,117)	1,083	—	1,083	377	—	377
Cash and equivalents, beginning of year	3,337	—	3,337	2,254	—	2,254	1,877	—	1,877
CASH AND EQUIVALENTS, END OF YEAR	$2,220	$—	$2,220	$3,337	$—	$3,337	$2,254	$—	$2,254
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

NOTE 2 — Inventories
Inventory balances of $4,246 million and $3,947 million at February 28, 2015 and May 31, 2014, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 28,	As of May 31,
(In millions)	2015	2014
Compensation and benefits, excluding taxes	$849	$782
Collateral received from counterparties to hedging instruments	769	—
Endorsement compensation	315	328
Dividends payable	241	209
Taxes other than income taxes	237	204
Fair value of derivatives	167	85
Advertising and marketing	126	133
Import and logistics costs	111	127
Other(1)	748	623
TOTAL ACCRUED LIABILITIES	$3,563	$2,491

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 28, 2015 and May 31, 2014.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$778	$778	$—	$—
Level 1:
U.S. Treasury securities	1,017	75	942	—
Level 2:
Time deposits	341	341	—	—
U.S. Agency securities	904	110	794	—
Commercial paper and bonds	785	175	610	—
Money market funds	1,536	1,536	—	—
Total Level 2:	3,566	2,162	1,404	—
Level 3:
Non-marketable preferred stock	6	—	—	6
TOTAL	$5,367	$3,015	$2,346	$6

	As of May 31, 2014
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	1,137	151	986	—
Level 2:
Time deposits	227	227	—	—
U.S. Agency securities	1,027	25	1,002	—
Commercial paper and bonds	959	25	934	—
Money market funds	1,012	1,012	—	—
Total Level 2:	3,225	1,289	1,936	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$5,149	$2,220	$2,922	$7
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received or posted related to these instruments associated with the Company's credit related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 8 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statement of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to the accounting standards for non-cash collateral received.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of February 28, 2015 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,459	$1,005	$454	$195	$167	$28
Embedded derivatives	1	1	—	—	—	—
Interest rate swaps(2)	47	47	—	—	—	—
TOTAL	$1,507	$1,053	$454	$195	$167	$28

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $193 million as of February 28, 2015. As of that date, the Company had received $736 million of cash collateral and $77 million of securities from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of February 28, 2015.

(2)	As of February 28, 2015, the Company had received $33 million of cash collateral related to its interest rate swaps.

	As of May 31, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$127	$101	$26	$85	$84	$1
Interest rate swaps(1)	6	—	6	—	—	—
TOTAL	$133	$101	$32	$85	$84	$1

(1)
If the foreign exchange derivative instruments had been netted on the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $63 million as of May 31, 2014. No amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2014.

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended February 28, 2015 and 2014. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of February 28, 2015 and May 31, 2014.

The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the nine months ended February 28, 2015 the Company did not consider any of its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.
As of February 28, 2015, the Company held $1,727 million of available-for-sale securities with maturity dates within one year from the purchase date and $619 million with maturity dates over one year and less than five years from the purchase date within Short-term investments. As of May 31, 2014, the Company held $2,287 million of available-for-sale securities with maturity dates within one year from the purchase date and $635 million with maturity dates over one year and less than five years from the purchase date within Short-term investments.
Included in Interest expense (income), net for each of the three months ended February 28, 2015 and 2014 was interest income related to the Company's available-for-sale securities of $1 million and $2 million, respectively, and $4 million for each of the nine months ended February 28, 2015 and 2014, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 28, 2015 and the year ended May 31, 2014.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 8 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the nine months ended February 28, 2015.
As of February 28, 2015 and May 31, 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,198 million at February 28, 2015 and $1,154 million at May 31, 2014.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
At February 28, 2015 the Company had $250 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheet. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 5 — Income Taxes
The effective tax rate was 23.6% and 24.2% for the nine month periods ended February 28, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate was primarily due to the resolution of audits in several jurisdictions, an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate, and the retroactive reinstatement of the U.S. research and development tax credit. These factors were partially offset by the impact of tax expense on intercompany transactions.
As of February 28, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $444 million, $252 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2014, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties did not change during the nine months ended February 28, 2015. As of February 28, 2015 and May 31, 2014, accrued interest and penalties related to uncertain tax positions were $167 million (excluding federal benefit).
The Company is subject to taxation primarily in the United States, China, the Netherlands and Brazil, as well as various other state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for the 2012 through 2014 tax years. The Company has closed all U.S. federal income tax matters through fiscal 2011, with the exception of the validation of foreign tax credits utilized. During the current period, the IRS issued a statutory notice of deficiency for fiscal 2011 proposing an increase in tax of $31 million, subject to interest, related to the foreign tax credit matter. This notice also reported a decrease in foreign tax credit carryovers for fiscal 2010 and 2011. The Company does not expect the outcome of this matter to have a material impact on the financial statements. The Company intends to contest this deficiency notice by filing a petition with the U.S. Tax Court. No payments on the assessment would be required until the dispute is definitively resolved. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next 12 months.
The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2009 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $38 million within the next 12 months.

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
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2015	2014	2015	2014
Stock options(1)	$35	$32	$100	$93
ESPPs	5	5	17	16
Restricted stock	8	6	23	22
TOTAL STOCK-BASED COMPENSATION EXPENSE	$48	$43	$140	$131

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended February 28, 2015 and 2014 was $5 million and $3 million, respectively, and for the nine month periods ended February 28, 2015 and 2014 was $14 million and $11 million, respectively.

As of February 28, 2015, the Company had $216 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.2 years.
The weighted average fair value per share of the options granted during the nine month periods ended February 28, 2015 and 2014, as computed using the Black-Scholes pricing model, was $16.94 and $14.88, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended February 28,
	2015	2014
Dividend yield	1.2%	1.3%
Expected volatility	23.6%	27.9%
Weighted average expected life (in years)	5.8	5.3
Risk-free interest rate	1.7%	1.3%
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

NOTE 7 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computation of diluted earnings per common share omitted options to purchase an additional 0.1 million and 0.1 million shares of common stock outstanding for the three month periods ended February 28, 2015 and 2014, respectively, and options to purchase an additional 0.1 million and 0.0 million shares of common stock outstanding for the nine month periods ended February 28, 2015 and 2014, respectively, because the options were anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2015	2014	2015	2014
Determination of shares:
Weighted average common shares outstanding	861.4	882.3	863.2	886.6
Assumed conversion of dilutive stock options and awards	22.4	22.5	22.3	22.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	883.8	904.8	885.5	909.1

Earnings per common share:
Basic	$0.92	$0.77	$2.79	$2.25
Diluted	$0.89	$0.75	$2.72	$2.19

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
The majority of derivatives outstanding as of February 28, 2015 are designated as cash flow hedges primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheet at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2015 and May 31, 2014:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	February 28, 2015	May 31, 2014	Balance Sheet Location	February 28, 2015	May 31, 2014
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$762	$76	Accrued liabilities	$141	$57
Interest rate swaps	Prepaid expenses and other current assets	47	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other assets	454	26	Deferred income taxes and other liabilities	28	1
Interest rate swaps	Deferred income taxes and other assets	—	6	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		1,263	108		169	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	243	25	Accrued liabilities	26	27
Embedded derivatives	Prepaid expenses and other current assets	1	—	Accrued liabilities	—	—
Total derivatives not designated as hedging instruments		244	25		26	27
TOTAL DERIVATIVES		$1,507	$133		$195	$85

The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2015 and 2014:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended February 28, 2015	Nine Months Ended February 28, 2015	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended February 28, 2015	Nine Months Ended February 28, 2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(146)	$(188)	Revenues	$(17)	$(53)
Foreign exchange forwards and options	547	946	Cost of sales	74	87
Foreign exchange forwards and options	—	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	277	417	Other (income) expense, net	42	60
Interest rate swaps	44	44	Interest expense (income), net	—	—
Total designated cash flow hedges	$722	$1,219		$99	$94

(1)
For the three and nine months ended February 28, 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014	Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended February 28, 2014	Nine Months Ended February 28, 2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(20)	$(39)	Revenues	$(1)	$20
Foreign exchange forwards and options	(12)	(100)	Cost of sales	(5)	18
Foreign exchange forwards and options	1	4	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(5)	(28)	Other (income) expense, net	(5)	6
Total designated cash flow hedges	$(36)	$(163)		$(11)	$44

(1)
For the three and nine months ended February 28, 2014, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2015	2014	2015	2014
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$3	$3	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$278	$(11)	$556	$(50)	Other (income) expense, net
Embedded derivatives	$2	$1	$3	$—	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 9 — Accumulated Other Comprehensive Income for additional information on changes in Other comprehensive income for the three and nine months ended February 28, 2015 and 2014.
Cash Flow Hedges
The purpose of the Company's foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company's consolidated results of operations, financial position and cash flows. Foreign currency exposures that the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, selling and administrative expenses, investments in U.S. Dollar-denominated available-for-sale debt securities and certain other intercompany transactions.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $10.7 billion as of February 28, 2015.
During the three months ended February 28, 2015, the Company entered into a series of forward-starting interest rate swap agreements with a total notional amount of $750 million. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives as described below, recorded in Revenues or Cost of sales, when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net over the term of the issued debt. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was not material for the three and nine months ended February 28, 2015 and 2014.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three and nine months ended February 28, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.

As of February 28, 2015, $577 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in Other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2015, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine months ended February 28, 2015 or 2014. As of February 28, 2015, interest rate swaps designated as fair value hedges had a total notional amount of $100 million.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of Other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended February 28, 2015 or 2014. The Company had no outstanding net investment hedges as of February 28, 2015.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $5.0 billion as of February 28, 2015.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations. At February 28, 2015, the total notional amount of embedded derivatives outstanding was approximately $151 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2015, the Company was in compliance with all credit risk related contingent features and had derivative instruments with credit risk related contingent features in a net liability position of $2 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 28, 2015, the Company had received $769 million of cash collateral and $77 million of securities from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 9 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2014	$(23)	$500	$95	$(47)	$525
Other comprehensive gains (losses) before reclassifications(2)	15	661	—	15	691
Reclassifications to net income of previously deferred (gains) losses(3)	—	(92)	—	(13)	(105)
Other comprehensive income (loss)	15	569	—	2	586
Balance at February 28, 2015	$(8)	$1,069	$95	$(45)	$1,111

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(3) million, $(61) million, $0 million, $(5) million and $(69) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $7 million, $0 million, $4 million and $11 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2014	$9	$32	$95	$(51)	$85
Other comprehensive gains (losses) before reclassifications(2)	(17)	1,131	—	29	1,143
Reclassifications to net income of previously deferred (gains) losses(3)	—	(94)	—	(23)	(117)
Other comprehensive income (loss)	(17)	1,037	—	6	1,026
Balance at February 28, 2015	$(8)	$1,069	$95	$(45)	$1,111

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(3) million, $(88) million, $0 million, $(8) million and $(99) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $7 million and $7 million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2014 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2013	$24	$28	$95	$(57)	$90
Other comprehensive gains (losses) before reclassifications(2)	(34)	(31)	—	(3)	(68)
Reclassifications to net income of previously deferred (gains) losses(3)	—	10	—	1	11
Other comprehensive income (loss)	(34)	(21)	—	(2)	(57)
Balance at February 28, 2014	$(10)	$7	$95	$(59)	$33

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $5 million, $0 million, $0 million and $5 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications(2)	(51)	(151)	—	(7)	(209)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(35)	—	3	(32)
Other comprehensive income (loss)	(51)	(186)	—	(4)	(241)
Balance at February 28, 2014	$(10)	$7	$95	$(59)	$33

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $12 million, $0 million, $0 million and $12 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $9 million, $0 million, $0 million and $9 million, respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended February 28,		Nine Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
(In millions)	2015	2014	2015	2014
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(17)	$(1)	$(53)	$20	Revenues
Foreign exchange forwards and options	74	(5)	87	18	Cost of sales
Foreign exchange forwards and options	42	(5)	60	6	Other (income) expense, net
Total before tax	99	(11)	94	44
Tax (expense) benefit	(7)	1	—	(9)
Gain (loss) net of tax	92	(10)	94	35
Gains (losses) on other	17	(1)	30	(3)	Other (income) expense, net
Total before tax	17	(1)	30	(3)
Tax (expense)	(4)	—	(7)	—
Gain (loss) net of tax	13	(1)	23	(3)
Total net gain (loss) reclassified for the period	$105	$(11)	$117	$32

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
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2015	2014	2015	2014
REVENUES
North America	$3,254	$3,069	$10,008	$9,005
Western Europe	1,416	1,292	4,442	3,667
Central & Eastern Europe	319	356	1,057	1,017
Greater China	801	697	2,238	1,900
Japan	166	177	525	545
Emerging Markets	955	937	2,964	2,869
Global Brand Divisions	28	26	85	89
Total NIKE Brand	6,939	6,554	21,319	19,092
Converse	538	420	1,547	1,274
Corporate	(17)	(2)	(44)	8
TOTAL NIKE CONSOLIDATED REVENUES	$7,460	$6,972	$22,822	$20,374
EARNINGS BEFORE INTEREST AND TAXES
North America	$830	$729	$2,585	$2,189
Western Europe	335	275	1,000	663
Central & Eastern Europe	51	79	176	208
Greater China	251	234	727	601
Japan	22	21	62	92
Emerging Markets	234	228	626	681
Global Brand Divisions	(552)	(528)	(1,637)	(1,444)
Total NIKE Brand	1,171	1,038	3,539	2,990
Converse	163	133	437	402
Corporate	(282)	(282)	(799)	(735)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,052	889	3,177	2,657
Interest expense (income), net	6	9	24	25
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$1,046	$880	$3,153	$2,632

	As of February 28,	As of May 31,
(In millions)	2015	2014
ACCOUNTS RECEIVABLE, NET
North America	$1,546	$1,505
Western Europe	391	341
Central & Eastern Europe	220	280
Greater China	98	68
Japan	95	162
Emerging Markets	551	819
Global Brand Divisions	90	71
Total NIKE Brand	2,991	3,246
Converse	290	171
Corporate	13	17
TOTAL ACCOUNTS RECEIVABLE, NET	$3,294	$3,434
INVENTORIES
North America	$2,146	$1,758
Western Europe	681	711
Central & Eastern Europe	149	271
Greater China	246	221
Japan	123	94
Emerging Markets	571	633
Global Brand Divisions	26	18
Total NIKE Brand	3,942	3,706
Converse	219	261
Corporate	85	(20)
TOTAL INVENTORIES	$4,246	$3,947
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$598	$545
Western Europe	411	384
Central & Eastern Europe	42	51
Greater China	240	232
Japan	213	258
Emerging Markets	102	115
Global Brand Divisions	500	537
Total NIKE Brand	2,106	2,122
Converse	93	70
Corporate	663	642
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$2,862	$2,834

NOTE 11 — Commitments and Contingencies
At February 28, 2015, the Company had letters of credit outstanding totaling $158 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $26 million at February 28, 2015. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the third quarter of fiscal 2015, NIKE, Inc. Revenues increased 7% to $7.5 billion. Excluding the impact of foreign currency exchange rates, Revenues increased 13%. For the third quarter of fiscal 2015, Net income was $791 million and Diluted earnings per common share was $0.89, 16% and 19% higher, respectively, than the third quarter of fiscal 2014.
Income before income taxes increased 19% compared to the third quarter of fiscal 2014 due to increases in revenues and gross margin, which more than offset higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. revenues, delivered constant currency revenue growth of 11%, reflecting higher revenues across all geographies, footwear and apparel and most key categories. Brand strength, innovative products and strong category focused retail presentation continued to drive demand for NIKE Brand products in the third quarter of fiscal 2015. Constant currency revenues for Converse increased 33%, driven in part by the timing of shipments in advance of a major systems go-live in the fourth quarter of fiscal 2015, strong growth in comparable direct distribution markets, primarily the United States, and the conversion of markets from licensed to direct distribution.
Our third quarter effective tax rate increased 190 basis points versus the prior year period, driven primarily by the impact of tax expense on intercompany transactions, partially offset by the retroactive reinstatement of the U.S. research and development tax credit.
Diluted earnings per common share grew faster than net income due to a 2% decline in the weighted average diluted common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions, except per share data)	2015	2014(1)	% Change	2015	2014(1)	% Change
Revenues	$7,460	$6,972	7%	$22,822	$20,374	12%
Cost of sales	4,034	3,869	4%	12,348	11,313	9%
Gross profit	3,426	3,103	10%	10,474	9,061	16%
Gross margin %	45.9%	44.5%		45.9%	44.5%
Demand creation expense	731	733	0%	2,394	2,155	11%
Operating overhead expense	1,648	1,436	15%	4,903	4,163	18%
Total selling and administrative expense	2,379	2,169	10%	7,297	6,318	15%
% of Revenues	31.9%	31.1%		32.0%	31.0%
Interest expense (income), net	6	9	—	24	25	—
Other (income) expense, net	(5)	45	—	—	86	—
Income before income taxes	1,046	880	19%	3,153	2,632	20%
Income tax expense	255	198	29%	745	637	17%
Effective tax rate	24.4%	22.5%		23.6%	24.2%
Net income	$791	$682	16%	$2,408	$1,995	21%
Diluted earnings per common share	$0.89	$0.75	19%	$2.72	$2.19	24%

(1)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Consolidated Operating Results
Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes(1)	2015	2014	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,570	$4,216	8%	14%	$13,537	$11,806	15%	17%
Apparel	1,959	1,893	3%	9%	6,481	5,974	8%	11%
Equipment	382	419	-9%	-3%	1,216	1,223	-1%	2%
Global Brand Divisions(2)	28	26	8%	13%	85	89	-4%	-5%
Total NIKE Brand Revenues	6,939	6,554	6%	11%	21,319	19,092	12%	14%
Converse	538	420	28%	33%	1,547	1,274	21%	24%
Corporate(3)	(17)	(2)	—	—	(44)	8	—	—
TOTAL NIKE, INC. REVENUES	$7,460	$6,972	7%	13%	$22,822	$20,374	12%	15%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,227	$5,169	1%	7%	$16,367	$15,186	8%	10%
Sales Direct to Consumer	1,684	1,359	24%	29%	4,867	3,817	28%	30%
Global Brand Divisions(2)	28	26	8%	13%	85	89	-4%	-5%
TOTAL NIKE BRAND REVENUES	$6,939	$6,554	6%	11%	$21,319	$19,092	12%	14%

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

Excluding the effects of changes in currency exchange rates, NIKE, Inc. Revenues grew 13% and 15% for the third quarter and first nine months of fiscal 2015, respectively, driven by increases in revenues for both the NIKE Brand and Converse. On a currency neutral basis, every NIKE Brand geography delivered higher revenues for the third quarter and first nine months of fiscal 2015, as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers. North America contributed approximately 3 percentage points and 5 percentage points of the increase in NIKE, Inc. Revenues for the third quarter and first nine months of fiscal 2015, respectively. For both the third quarter and first nine months of fiscal 2015, Western Europe contributed approximately 4 percentage points of NIKE, Inc. revenue growth, and Greater China, Emerging Markets and Converse each contributed approximately 2 percentage points.
The constant currency increase in NIKE Brand footwear revenues for the third quarter of fiscal 2015 was driven by growth in most key categories, led by Sportswear and Basketball, partially offset by a decline in Running. The decline in our Running category was concentrated in North America and due to lower sales of entry level products, which were partially offset by higher sales of higher priced performance styles. For the first nine months of fiscal 2015, footwear revenue growth was due to growth in nearly every key category, most notably Sportswear, Basketball, Football (Soccer) and Running. In the third quarter of fiscal 2015, unit sales of footwear increased 5% while increases in average selling price per pair contributed approximately 9 percentage points of footwear revenue growth. For the first nine months of fiscal 2015, unit sales of footwear increased 9% and increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair in both the third quarter and first nine months of fiscal 2015 was driven primarily by shifts in mix to higher priced products, and to a lesser extent, the favorable impact of growth in our higher priced Direct to Consumer ("DTC") business.
Excluding the effects of changes in currency exchange rates, the increase in NIKE Brand apparel revenues for the third quarter and first nine months of fiscal 2015 was attributable to growth in most key categories, led by Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer) in both periods. The decline in Football (Soccer) was largely attributable to comparisons versus strong sales in the prior year periods in advance of the World Cup. For the third quarter, unit sales of apparel increased 5% and increases in average selling price per unit contributed approximately 4 percentage points of apparel revenue growth. The increase in average selling price per unit for the third quarter was driven primarily by growth in our higher priced DTC business. For the first nine months of fiscal 2015, unit sales of apparel increased 8% and increases in average selling price per unit contributed approximately 3 percentage points of apparel revenue growth. The increase in average selling price per unit for the first nine months of fiscal 2015 was driven by increased revenues from our higher priced DTC business, and to a lesser extent, shifts in mix to higher priced products.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC distribution in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the third quarter and first nine months of fiscal 2015, DTC revenues represented approximately 24% and 23% of our total NIKE Brand revenues, respectively, compared to 21% and 20% in the third quarter and first nine months of fiscal 2014, respectively. On a currency neutral basis, DTC revenues grew 29% in the third quarter, driven by strong comparable store sales growth of 16%, online sales growth and the addition of new stores. For the first nine months of fiscal 2015, constant currency DTC revenues grew 30% due to comparable store sales growth of 15%, the addition of new stores and online sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a currency neutral basis, online sales through NIKE-owned websites, which are not included in comparable store sales, grew 46% and 58% in the third quarter and first nine months of fiscal 2015, respectively. Online sales represented approximately 21% and 18% of our total NIKE Brand DTC revenues for the third quarter and first nine months of fiscal 2015, respectively, compared to 19% and 14% for the third quarter and first nine months of fiscal 2014, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March 2015 through July 2015 totaled $11.2 billion and were 2% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 11%, with unit orders and average selling price per unit contributing approximately 5 and 6 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	15%	15%
Western Europe	-14%	7%
Central & Eastern Europe	-1%	21%
Greater China	22%	23%
Japan	-4%	13%
Emerging Markets	-17%	-6%
TOTAL NIKE BRAND FUTURES ORDERS	2%	11%

(1)
Reported futures have been restated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations and sales from Converse, NIKE Golf and Hurley.

Gross Margin

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change		2015	2014	% Change
Gross profit	$3,426	$3,103	10%		$10,474	$9,061	16%
Gross margin %	45.9%	44.5%	140	bps	45.9%	44.5%	140	bps
For both the third quarter and first nine months of fiscal 2015, our consolidated gross margin was 140 basis points higher than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 240 basis points for both the third quarter and first nine months) primarily due to a shift in mix to higher priced products and, to a lesser extent, increased prices, in part in response to inflationary conditions in certain territories;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 150 basis points for the third quarter and 200 basis points for the first nine months) due primarily to labor input cost inflation and a shift in mix to higher cost products;

•
Lower other costs (increasing gross margin 20 basis points for the third quarter and 40 basis points for the first nine months) due to lower inventory obsolescence costs, partially offset by higher warehousing expenses, primarily due to additional investments in infrastructure in North America;

•	Growth in our higher margin DTC business (increasing gross margin 10 basis points for the third quarter and 30 basis points for the first nine months); and

•
Foreign currency exchange rates, including hedges, had an insignificant impact on gross margin for the third quarter, but increased gross margin approximately 20 basis points for the first nine months.

Total Selling and Administrative Expense

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change		2015	2014	% Change
Demand creation expense(1)	$731	$733	0%		$2,394	$2,155	11%
Operating overhead expense(2)	1,648	1,436	15%		4,903	4,163	18%
Total selling and administrative expense	$2,379	$2,169	10%		$7,297	$6,318	15%
% of Revenues	31.9%	31.1%	80	bps	32.0%	31.0%	100 bps

(1)	Demand creation consists of advertising and promotion expenses, including costs of endorsement contracts.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Demand creation expense was flat for the third quarter of fiscal 2015 as increased digital brand marketing and sports marketing expenses were offset by lower advertising expense, in part due to the timing of product launches versus the prior year. For the first nine months of fiscal 2015, Demand creation expense increased 11% primarily due to expenses for digital brand marketing, brand events and consumer events, including those related to the World Cup in the first quarter of fiscal 2015, as well as increased marketing support for our DTC business. Changes in foreign currency exchange rates decreased the growth in Demand creation expense by approximately 5 percentage points and 2 percentage points, respectively, for the third quarter and first nine months of fiscal 2015.
Operating overhead expense increased 15% and 18% in the third quarter and first nine months of fiscal 2015, respectively, versus the comparable prior year periods. The increase in both periods was due primarily to growth in our DTC business, continued investments in operational infrastructure and consumer-focused digital capabilities, as well as higher performance based compensation. Changes in foreign currency exchange rates decreased the growth in Operating overhead expense by approximately 4 percentage points and 2 percentage points, respectively, for the third quarter and first nine months of fiscal 2015.
Other (Income) Expense, Net

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2015	2014	2015	2014
Other (income) expense, net	$(5)	$45	$—	$86
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2015, Other (income) expense, net shifted from $45 million of other expense, net in the prior year to $5 million of other income, net primarily due to a $53 million net change in foreign currency conversion gains and losses. Other expense, net for the first nine months of fiscal 2015 decreased $86 million primarily due to a $73 million decrease in net foreign currency conversion losses as well as an adverse legal judgment in the prior year related to a bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $20 million and approximately $27 million on our Income before income taxes for the third quarter and first nine months of fiscal 2015, respectively.

Income Taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2015	2014	% Change	2015	2014	% Change
Effective tax rate	24.4%	22.5%	190 bps	23.6%	24.2%	(60) bps
Our effective tax rate for the third quarter of fiscal 2015 was 190 basis points higher than the prior year period primarily due to the impact of tax expense on intercompany transactions, partially offset by the retroactive reinstatement of the U.S. research and development tax credit.
Our effective tax rate for the first nine months of fiscal 2015 was 60 basis points lower than the prior year period due to the resolution of audits in several jurisdictions, an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate and the retroactive reinstatement of the U.S. research and development tax credit. The decrease was partially offset by the impact of tax expense on intercompany transactions.
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
The breakdown of revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes(1)	2015	2014	% Change	% Change Excluding Currency Changes(1)
North America	$3,254	$3,069	6%	6%	$10,008	$9,005	11%	11%
Western Europe	1,416	1,292	10%	21%	4,442	3,667	21%	23%
Central & Eastern Europe	319	356	-10%	7%	1,057	1,017	4%	13%
Greater China	801	697	15%	17%	2,238	1,900	18%	19%
Japan	166	177	-6%	8%	525	545	-4%	5%
Emerging Markets	955	937	2%	12%	2,964	2,869	3%	12%
Global Brand Divisions(2)	28	26	8%	13%	85	89	-4%	-5%
Total NIKE Brand Revenues	6,939	6,554	6%	11%	21,319	19,092	12%	14%
Converse	538	420	28%	33%	1,547	1,274	21%	24%
Corporate(3)	(17)	(2)	—	—	(44)	8	—	—
TOTAL NIKE, INC. REVENUES	$7,460	$6,972	7%	13%	$22,822	$20,374	12%	15%

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

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2015	2014(1)	% Change	2015	2014(1)	% Change
North America	$830	$729	14%	$2,585	$2,189	18%
Western Europe	335	275	22%	1,000	663	51%
Central & Eastern Europe	51	79	-35%	176	208	-15%
Greater China	251	234	7%	727	601	21%
Japan	22	21	5%	62	92	-33%
Emerging Markets	234	228	3%	626	681	-8%
Global Brand Divisions	(552)	(528)	-5%	(1,637)	(1,444)	-13%
Total NIKE Brand	1,171	1,038	13%	3,539	2,990	18%
Converse	163	133	23%	437	402	9%
Corporate(2)	(282)	(282)	0%	(799)	(735)	-9%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	1,052	889	18%	3,177	2,657	20%
Interest expense (income), net	6	9	—	24	25	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,046	$880	19%	$3,153	$2,632	20%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Prior year amounts have been revised to correctly expense internally developed patent and trademark costs as incurred. Refer to Note 1 - Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

North America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,081	$1,928	8%	8%	$6,189	$5,459	13%	14%
Apparel	987	925	7%	7%	3,223	2,920	10%	11%
Equipment	186	216	-14%	-14%	596	626	-5%	-5%
TOTAL REVENUES	$3,254	$3,069	6%	6%	$10,008	$9,005	11%	11%
Revenues by:
Sales to Wholesale Customers	$2,378	$2,308	3%	3%	$7,427	$6,818	9%	9%
Sales Direct to Consumer	876	761	15%	15%	2,581	2,187	18%	18%
TOTAL REVENUES	$3,254	$3,069	6%	6%	$10,008	$9,005	11%	11%
EARNINGS BEFORE INTEREST AND TAXES	$830	$729	14%		$2,585	$2,189	18%

North America revenues for the third quarter and first nine months of fiscal 2015 increased 6% and 11%, respectively, driven by growth in most key categories, led by Basketball and Sportswear. During the third quarter, our North America business was affected by congestion at ports on the West Coast of the United States, which affected the Company's supply chain, reducing revenue growth and increasing inventories. On a constant currency basis, DTC revenue grew 15% for the third quarter as a result of strong online sales growth, comparable store sales growth of 7% and the addition of new stores. For the first nine months of fiscal 2015, DTC revenue grew 18%, driven by a 9% increase in comparable store sales, online sales growth and the addition of new stores.
Footwear revenue growth for the third quarter and first nine months of fiscal 2015 was driven by increases in most key categories, led by Basketball and Sportswear, partially offset by a decline in Running. The decrease in Running for the third quarter and first nine months of fiscal 2015 was due to lower sales of entry level products, which were partially offset by increased sales of higher priced performance styles. For the third quarter, unit sales of footwear decreased 2%, partly due to the West Coast port congestion, while increases in average selling price per pair contributed approximately 10 percentage points of footwear revenue growth. For the first nine months of fiscal 2015, unit sales of footwear increased 5% and average selling price per pair contributed approximately 9 percentage points of footwear revenue growth. The increase in average selling price per pair for both periods was primarily driven by a shift in mix to higher priced products and, to a lesser extent, price increases.
Apparel revenue growth for the third quarter and first nine months was driven by strong demand in most key categories, most notably Sportswear, Women's Training and Running; Men's Training also contributed to apparel revenue growth for the year-to-date period. For the third quarter and first nine months of fiscal 2015, unit sales of apparel increased 2% and 7%, respectively, while increases in average selling price per unit contributed approximately 5 and 4 percentage points of apparel revenue growth in the respective periods. The increase in average selling price per unit for the third quarter was due primarily to growth in our higher priced DTC business. For the first nine months of fiscal 2015, the increase in average selling price per unit was driven primarily by a shift in mix to higher priced products and the favorable impact of our higher priced DTC business.

EBIT grew 14% for the third quarter of fiscal 2015 as a result of higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 140 basis points as shifts in mix to higher priced products, improved off-price margins and lower inventory obsolescence costs were only partially offset by higher product input and logistics costs. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead costs to support DTC growth, as well as investments in infrastructure and higher performance based compensation. Demand creation expense decreased due primarily to the timing of product launches as compared to the prior year period, partially offset by higher digital brand marketing expense.
For the first nine months of fiscal 2015, EBIT grew 18%, reflecting the same key drivers as the third quarter. Gross margin expanded 130 basis points, reflecting a shift in mix to higher priced products, partially offset by higher product and logistics costs. Selling and administrative expense decreased as a percent of sales, despite higher operating overhead costs, primarily as a result of increased support for our growing DTC business and higher compensation costs. Demand creation expense also increased to support key brand and sporting events, including the World Cup in the first quarter, as well as higher sports marketing and digital brand marketing expenses.
Western Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$986	$891	11%	22%	$2,976	$2,415	23%	26%
Apparel	363	338	7%	18%	1,245	1,061	17%	19%
Equipment	67	63	6%	16%	221	191	16%	17%
TOTAL REVENUES	$1,416	$1,292	10%	21%	$4,442	$3,667	21%	23%
Revenues by:
Sales to Wholesale Customers	$1,100	$1,047	5%	16%	$3,514	$2,992	17%	19%
Sales Direct to Consumer	316	245	29%	40%	928	675	37%	40%
TOTAL REVENUES	$1,416	$1,292	10%	21%	$4,442	$3,667	21%	23%
EARNINGS BEFORE INTEREST AND TAXES	$335	$275	22%		$1,000	$663	51%
Our ongoing expansion of the category offense in Western Europe continues to drive increased demand for NIKE Brand products. On a currency neutral basis, revenues for the third quarter and first nine months of fiscal 2015 grew in every territory in Western Europe. The growth in both periods was led by AGS (Austria, Germany and Switzerland) and the U.K. & Ireland, which increased 26% and 22%, respectively, for the third quarter, and 28% and 22%, respectively, for the first nine months of fiscal 2015. On a category basis, revenues grew in every key category for the third quarter, most notably Sportswear, Women's Training and Running. Revenues for the first nine months also increased in every key category, driven primarily by Sportswear, Football (Soccer), Running and Women's Training. DTC revenues grew 40% in both the third quarter and first nine months of fiscal 2015. DTC revenue growth for the third quarter was driven by online sales growth, 19% comparable store sales growth and the addition of new stores. For the first nine months of fiscal 2015, DTC growth was fueled by comparable store sales growth of 17%, increased online sales and the addition of new stores.
Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2015 was driven by growth in every key category, most notably Sportswear. For the third quarter and first nine months of fiscal 2015, unit sales of footwear increased 18% and 21%, respectively, while increases in average selling price per pair contributed approximately 4 and 5 percentage points of footwear revenue growth in the respective periods. The increase in average selling price per pair in both periods was driven approximately equally by a shift in mix to higher priced products and the favorable impact of growth in our higher priced DTC business.
The constant currency apparel revenue growth for the third quarter was driven by growth in nearly every key category, most notably Sportswear, Running and Women's Training. For the first nine months of fiscal 2015, apparel revenue growth was led by our Sportswear, Football (Soccer), Women's Training and Running categories. Unit sales of apparel increased 14% and 16% for the third quarter and first nine months of fiscal 2015, respectively, and increases in average selling price per unit contributed approximately 4 and 3 percentage points of apparel revenue growth for the respective periods. The increase in average selling price per unit for the third quarter was due to a shift in mix to higher priced products, as well as growth in our higher priced DTC business. For the first nine months of fiscal 2015, the increase in average selling price per unit was primarily driven by an increase in revenues from our higher priced DTC business.
Despite the negative translation impact from changes in currency exchange rates, most notably the Euro, EBIT increased 22% for the third quarter of fiscal 2015, driven by higher reported revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 90 basis points for the third quarter primarily due to higher average selling prices and favorable standard foreign currency exchange rates, partially offset by higher off-price mix, including higher closeout volumes in our DTC business. Selling and administrative expense was lower as a percent of revenues despite higher demand creation expense, as well as higher operating overhead costs to support DTC and overall growth.
EBIT increased 51% for the first nine months of fiscal 2015, a result of higher reported revenues, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 210 basis points for the first nine months of fiscal 2015, primarily due to favorable standard foreign currency exchange rates and higher average selling prices due to a shift in mix to higher priced products, partially offset by higher product costs. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead costs to support DTC and overall growth, as well as higher demand creation expense including support for the World Cup in the first quarter of fiscal 2015.

Central & Eastern Europe

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$187	$207	-10%	8%	$590	$544	8%	18%
Apparel	111	129	-14%	4%	394	403	-2%	7%
Equipment	21	20	5%	19%	73	70	4%	13%
TOTAL REVENUES	$319	$356	-10%	7%	$1,057	$1,017	4%	13%
EARNINGS BEFORE INTEREST AND TAXES	$51	$79	-35%		$176	$208	-15%
On a currency neutral basis, Central & Eastern Europe revenues increased 7% and 13% for the third quarter and first nine months of fiscal 2015, respectively. For the third quarter, revenues increased in most territories, but decreased in Turkey, Israel and Russia primarily due to import delays in Turkey and higher cancellations and discounts resulting from macroeconomic pressures in Israel and Russia. For the first nine months of fiscal 2015, revenues increased in every territory except Israel. On a category basis, revenues for the third quarter of fiscal 2015 increased in most key categories, led by Sportswear, partially offset by a decline in Football (Soccer). For the first nine months of fiscal 2015, revenues increased in most key categories, led by Sportswear, Running and Women's Training.
The constant currency footwear revenue growth was driven by an increase in our Sportswear category for the third quarter and by Running, Sportswear and Football (Soccer) for the first nine months of fiscal 2015. Unit sales of footwear increased 3% for the third quarter, while average selling price per pair contributed approximately 5 percentage points of footwear revenue growth. For the first nine months of fiscal 2015, unit sales of footwear increased 10% and average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair for both periods was driven by price increases in response to inflationary conditions in certain territories as well as a shift in mix to higher priced products.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2015 was driven by increases in most key categories, led by Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer). Unit sales of apparel for the third quarter and first nine months of fiscal 2015 increased 4% and 6%, respectively, while changes in average selling price per unit were flat for the third quarter and contributed approximately 1 percentage point of apparel revenue growth for the first nine months of fiscal 2015. The increase in average selling price per unit for the first nine months of fiscal 2015 was due primarily to price increases in response to inflationary conditions in certain territories.
EBIT for the third quarter of fiscal 2015 decreased 35%, in part reflecting significant declines in foreign currency exchange rates. Reported revenue decreases and lower gross margin were only partially offset by selling and administrative expense leverage. Gross margin decreased 680 basis points for the third quarter as unfavorable standard foreign currency exchange rates and higher inventory obsolescence costs more than offset higher average selling prices, as well as lower product costs. Selling and administrative expense decreased as a percent of revenues, despite increases in demand creation and operating overhead to support DTC and overall growth.
EBIT for the first nine months of fiscal 2015 was also negatively impacted by translation, decreasing 15% as revenue growth was more than offset by lower gross margin, while selling and administrative expense was flat as a percent of revenues. Gross margin decreased 380 basis points as higher product costs and unfavorable standard foreign currency exchange rates more than offset higher average selling prices. Selling and administrative expense was flat as a percent of sales despite higher demand creation in the first quarter to support the World Cup and higher operating overhead costs to support growth initiatives.
Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$562	$467	20%	22%	$1,465	$1,166	26%	27%
Apparel	212	199	7%	8%	680	641	6%	7%
Equipment	27	31	-13%	-4%	93	93	0%	3%
TOTAL REVENUES	$801	$697	15%	17%	$2,238	$1,900	18%	19%
Revenues by:
Sales to Wholesale Customers	$579	$545	6%	8%	$1,651	$1,503	10%	11%
Sales Direct to Consumer	222	152	46%	51%	587	397	48%	50%
TOTAL REVENUES	$801	$697	15%	17%	$2,238	$1,900	18%	19%
EARNINGS BEFORE INTEREST AND TAXES	$251	$234	7%		$727	$601	21%

Excluding changes in currency exchange rates, Greater China revenue growth for the third quarter and first nine months of fiscal 2015 was driven by strong results in our Sportswear, Basketball and Running categories. These increases were partially offset by declines in other categories, most notably Men's Training. DTC revenues grew 51% and 50% in the third quarter and first nine months of fiscal 2015, respectively. The growth in the third quarter and first nine months of fiscal 2015 was driven by strong comparable store sales growth of 29% and 28%, respectively, online sales growth and the addition of new stores.
The constant currency footwear revenue growth in the third quarter and first nine months of fiscal 2015 was driven primarily by Sportswear, Basketball and Running, partially offset by slight decreases in other categories. Unit sales of footwear increased 17% and 22% for the third quarter and first nine months of fiscal 2015, respectively, while increases in average selling price per pair contributed approximately 5 percentage points of footwear revenue growth for each period. The increase in average selling price per pair for both periods was due primarily to an increase in the proportion of revenues from our higher priced DTC business.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2015 was driven primarily by increases in Sportswear, Basketball and Running, partially offset by decreases in other categories, primarily Football (Soccer) and Men's Training. For the third quarter, unit sales of apparel increased 9% while changes in average selling price per unit reduced apparel revenues by approximately 1 percentage point. For the first nine months of fiscal 2015, unit sales of apparel increased 13% and changes in average selling price per unit reduced apparel revenues by approximately 6 percentage points. The decline in average selling price per unit for both periods was due primarily to shifts in mix to lower priced products, partially offset by increased revenues from our higher priced DTC business.
On a reported basis, EBIT increased 7% for the third quarter of fiscal 2015 as higher revenues and gross margin expansion were offset by higher selling and administrative expense. Gross margin expanded 140 basis points due primarily to higher average selling prices and growth in our higher margin DTC business, partially offset by higher product costs. For the third quarter, selling and administrative expense increased as a percent of revenues, primarily due to higher operating overhead to support DTC and overall growth, as well as higher demand creation expense, primarily as a result of increased sports marketing costs and expenses to enhance retail presentation at wholesale accounts.
EBIT for the first nine months of fiscal 2015 increased 21% as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin expanded 260 basis points, due primarily to the favorable impact of our higher margin DTC business, higher average selling prices and favorable standard foreign currency exchange rates. Selling and administrative expense also increased for the first nine months of fiscal 2015 due to operating overhead investments to support growth initiatives, including DTC operations, as well as higher demand creation spending.
Japan

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$99	$92	8%	23%	$307	$281	9%	18%
Apparel	46	59	-22%	-12%	167	201	-17%	-10%
Equipment	21	26	-19%	-2%	51	63	-19%	-10%
TOTAL REVENUES	$166	$177	-6%	8%	$525	$545	-4%	5%
EARNINGS BEFORE INTEREST AND TAXES	$22	$21	5%		$62	$92	-33%
Constant currency revenues for Japan increased 8% and 5% in the third quarter and first nine months of fiscal 2015, driven primarily by an increase in Sportswear, partially offset by declines in other categories.
On a reported basis, EBIT increased 5% for the third quarter of fiscal 2015 as lower revenue and gross margin were more than offset by selling and administrative expense leverage. Gross margin declined 50 basis points as unfavorable standard foreign currency exchange rates and higher product costs more than offset higher average selling prices and the favorable impact of our higher margin DTC business. Selling and administrative expense decreased, driven by lower demand creation due to the timing of key brand initiatives and slightly lower operating overhead expense.
For the first nine months of fiscal 2015, EBIT decreased 33% compared to the prior year period, reflecting the impact of the weaker Yen. Gross margin decreased 330 basis points, primarily due to the same drivers noted above for the third quarter. Selling and administrative expense increased as a percent of revenues as higher operating overhead, in part to support our expanding DTC business, was only partially offset by a decrease in demand creation expense.

Emerging Markets

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$655	$631	4%	14%	$2,010	$1,941	4%	12%
Apparel	240	243	-1%	10%	772	748	3%	12%
Equipment	60	63	-5%	7%	182	180	1%	10%
TOTAL REVENUES	$955	$937	2%	12%	$2,964	$2,869	3%	12%
EARNINGS BEFORE INTEREST AND TAXES	$234	$228	3%		$626	$681	-8%
On a currency neutral basis, revenue growth in the Emerging Markets geography for the third quarter and first nine months of fiscal 2015 was driven by increases in 8 of 9 territories. The growth was led by one of our largest territories, SOCO (which includes Argentina, Uruguay and Chile), which grew 36% and 35% for the third quarter and first nine months of fiscal 2015, respectively, while Brazil grew only 3% and 5% for the respective periods, due to challenging macroeconomic conditions. These increases were partially offset by declines of 18% and 14% in Mexico revenues for the third quarter and first nine months of fiscal 2015, respectively, as we continued to liquidate excess inventory in the marketplace resulting from an inconsistent flow of product to our customers following distribution center transition issues in early fiscal 2014. On a category basis, Emerging Markets revenues increased in most key categories for the third quarter and first nine months of fiscal 2015, led by Sportswear, Running and Basketball, partially offset by a decline in Football (Soccer) for the third quarter.
The constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2015 was led by growth in our Sportswear, Basketball, Running and Action Sports categories. Unit sales of footwear were flat overall for the third quarter and increased 1% for the first nine months of fiscal 2015, while increases in average selling price per pair contributed approximately 14 percentage points and 11 percentage points of footwear revenue growth for the respective periods. For both the third quarter and first nine months of fiscal 2015, the increase in average selling price per pair was primarily due to price increases in response to inflationary conditions in certain Latin American countries, particularly Argentina, as well as a shift in mix to higher priced products and the favorable impact of growth in our higher priced DTC business.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2015 was driven by growth in nearly every key category, most notably Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer). Unit sales of apparel increased 7% and 4% for the third quarter and first nine months of fiscal 2015, respectively, while increases in average selling price per unit contributed approximately 3 percentage points and 8 percentage points of the increase in apparel revenues for the respective periods. The increase in average selling price per unit for the third quarter was primarily due to an increase in revenues from our higher priced DTC business. For the first nine months of fiscal 2015, the increase in average selling price per unit was driven by an increase in revenues from our higher priced DTC business as well as price increases in response to inflationary conditions in certain Latin American countries.
EBIT increased 3% for the third quarter of fiscal 2015 as higher reported revenues and selling and administrative expense leverage more than offset lower gross margin. Gross margin decreased 60 basis points due to the impact of unfavorable standard foreign currency exchange rates and higher off-price mix, partially offset by higher average selling prices. Selling and administrative expense decreased compared to the prior year as higher operating overhead to support expanding DTC operations was more than offset by lower demand creation expense as a result of timing of product launches and brand initiatives in the prior year period leading up to the World Cup.
EBIT decreased 8% for the first nine months of fiscal 2015 as higher reported revenues were more than offset by lower gross margin and higher selling and administrative expense. Gross margin decreased 150 basis points due to the impact of unfavorable standard foreign currency exchange rates, higher off-price mix and higher product costs per unit, partially offset by higher average selling prices and shifts in mix to higher priced products. Selling and administrative expense was higher as a result of increased operating overhead primarily due to expansion of our DTC business and infrastructure investments to support future growth. Demand creation expense increased as a result of support for the World Cup in the first quarter, as well as higher sports marketing costs.
Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$28	$26	8%	13%	$85	$89	-4%	-5%
(Loss) Before Interest and Taxes	$(552)	$(528)	5%		$(1,637)	$(1,444)	13%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

Global Brand Divisions' loss before interest and taxes increased for the third quarter and first nine months of fiscal 2015. The increase for the third quarter was primarily due to higher operating overhead reflecting continued investments in digital capabilities, consumer engagement and operational infrastructure to support growth, as well as higher performance based compensation. Demand creation expense for the third quarter was up slightly primarily due to support for key brand initiatives, partially offset by a decrease in sports marketing expense. For the first nine months of fiscal 2015, the loss before interest and taxes was driven by higher operating overhead due to increased investments in infrastructure, including digital capabilities, consumer engagement and supply chain initiatives, as well as higher performance based compensation. Demand creation expense was higher due to support for the World Cup in the first quarter and key consumer events.
Converse

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$538	$420	28%	33%	$1,547	$1,274	21%	24%
Earnings Before Interest and Taxes	$163	$133	23%		$437	$402	9%
In territories we define as "direct distribution markets," Converse designs, markets and sells products directly to distributors and wholesale customers, and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
Excluding changes in currency exchange rates, revenues for Converse increased 33% for the third quarter of fiscal 2015 and 24% for the first nine months of fiscal 2015. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), grew 29% and 17% for the third quarter and first nine months of fiscal 2015, respectively, contributing 22 and 14 percentage points of total Converse revenue growth for the third quarter and first nine months, respectively. Comparable direct distribution market unit sales increased 26% and 16% for the third quarter and first nine months of fiscal 2015, respectively, while average selling price per unit contributed approximately 3 percentage points for the third quarter and 1 percentage point for the first nine months of fiscal 2015. The United States market was the most significant contributor to the growth of comparable direct distribution markets, particularly in the third quarter due to the timing of shipments in advance of a major systems go-live in the fourth quarter of fiscal 2015, and to a lesser extent, growth in DTC operations. Conversion of markets from licensed to direct distribution contributed 19 percentage points and 13 percentage points of total Converse revenue growth in the third quarter and first nine months of fiscal 2015, respectively. Revenues from comparable licensed markets decreased 37% and 20% in the third quarter and first nine months of fiscal 2015, decreasing total Converse revenue growth by approximately 8 percentage points and 3 percentage points in the respective periods, due largely to business declines in Latin America.
EBIT for Converse increased 23% for the third quarter of fiscal 2015 as strong revenue growth and selling and administrative expense leverage more than offset lower gross margin. For the first nine months of fiscal 2015, EBIT increased 9% as higher reported revenues were partially offset by increased selling and administrative expense and lower gross margin. Gross margin decreased 190 basis points and 70 basis points in the third quarter and first nine months of fiscal 2015, respectively, with the decline in both periods primarily due to transitions of licensed markets to direct distribution markets. Selling and administrative expense increased for the third quarter and first nine months of fiscal 2015, primarily due to higher operating overhead costs to support growth and infrastructure investments, including DTC expansion and market transitions.
Corporate

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues	$(17)	$(2)	—	$(44)	$8	—
(Loss) Before Interest and Taxes	$(282)	$(282)	0%	$(799)	$(735)	9%
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

Corporate's loss before interest and taxes was flat for the third quarter, but increased $64 million for the first nine months of fiscal 2015. The changes compared to the respective prior year periods are primarily due to the following:

•
An increase of $44 million for the third quarter and $150 million for the first nine months of fiscal 2015 in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation.

•
An increase of $12 million for the third quarter and a decrease of $15 million for the first nine months of fiscal 2015 in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these losses are reported as a component of consolidated gross margin.

•
A decrease of $51 million in net foreign currency gains and losses resulting from a shift to a net gain from a net loss for the third quarter, and a $67 million decrease in net foreign currency losses for the first nine months of fiscal 2015 reported as a component of consolidated Other (income) expense, net.

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

•
Non-Functional Currency Denominated External Sales — A portion of our Western Europe and Central & Eastern Europe geography revenues, as well as a portion of our Converse European operations revenues, are earned in currencies other than the Euro (e.g. the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•	Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent.

•
Non-Functional Currency Denominated Monetary Assets and Liabilities — Our global subsidiaries have various assets and liabilities, primarily receivables and payables, including intercompany receivables and payables, denominated in currencies other than their functional currencies. These balance sheet items are subject to re-measurement which may create fluctuations in Other (income) expense, net within our consolidated results of operations.

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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $375 million and $91 million for the three months ended February 28, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $73 million and $12 million for the three months ended February 28, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $560 million and $158 million for the nine months ended February 28, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $101 million and $18 million for the nine months ended February 28, 2015 and 2014, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $20 million and $27 million on our Income before income taxes for the for the three and nine month periods ended February 28, 2015, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of February 28, 2015 and 2014. There were no cash flows from net investment hedge settlements for the three or nine month periods ended February 28, 2015 and 2014.

Liquidity and Capital Resources
Cash Flow Activity
Our primary source of operating cash flow for the first nine months of fiscal 2015 was net income of $2,408 million. Cash provided by operations was $3,338 million for the first nine months of fiscal 2015 compared to $1,685 million for the first nine months of fiscal 2014, primarily due to increased earnings and lower investments in working capital as compared to the prior year. For the first nine months of fiscal 2015, changes in working capital resulted in a cash outflow of $145 million compared to an outflow of $875 million for the first nine months of fiscal 2014. The increase in working capital was lower than the comparable prior year period as increased Inventories as a result of business growth and a decrease in Income taxes payable were largely offset by an increase in Accrued liabilities resulting from the receipt of $769 million of cash collateral from counterparties as a result of hedging activity. The decrease in Income taxes payable is primarily a result of tax payments made in the first nine months of fiscal 2015, including payments related to a U.S. Unilateral Advanced Pricing Agreement reached with the IRS in the fourth quarter of fiscal 2014.
Cash used by investing activities was $382 million during the first nine months of fiscal 2015 and $1,231 million for the first nine months of fiscal 2014. The primary driver of the decrease in cash used by investing activities was the net change in short-term investments (including sales, maturities and purchases) from net purchases to net sales/maturities. In the first nine months of fiscal 2015, there were $588 million of net sales/maturities compared to $561 million in net purchases for the same period in fiscal 2014, the latter reflecting purchases of short-term investments with the proceeds from the issuance of long-term debt in April 2013.
Cash used by financing activities was $2,095 million for the first nine months of fiscal 2015 compared to $1,917 million for the same prior year period. The increase in cash used by financing activities was primarily driven by increased common stock repurchases and dividends paid in the first nine months of fiscal 2015 compared to the first nine months of fiscal 2014.
During the first nine months of fiscal 2015, we purchased 22.2 million shares of NIKE Class B Common Stock for $1,855 million (an average price of $83.52 per share) as part of our four-year, $8 billion share repurchase program approved by the Board of Directors in September 2012. As of the end of the third quarter of fiscal 2015, we had repurchased a total of 74.1 million shares at a cost of $5,272 million (an average price of $71.13 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2017. As of and for the period ended February 28, 2015, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2015, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the three months ended February 28, 2015, we did not issue commercial paper, and as of February 28, 2015, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2015 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of February 28, 2015, we had cash, cash equivalents and short-term investments totaling $5.4 billion, of which $3.5 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of February 28, 2015 was $769 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2015, the average duration of our cash equivalents and short-term investments portfolio was 101 days.
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
Contractual Obligations
As a result of renewals of and additions to endorsement contracts and other contractual obligations, cash payments due for these obligations have changed significantly from what was previously reported in our Annual Report on Form 10-K for the year ended May 31, 2014.
Other contractual obligations as of February 28, 2015 and significant endorsement contracts entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ended May 31,
(In millions)	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total
Endorsement Contracts(1)	$226	$880	$827	$742	$616	$1,881	$5,172
Other(2)	$171	$171	$148	$50	$47	$20	$607

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

(2)
Other amounts primarily include service and marketing commitments made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in Accounts payable or Accrued liabilities on the Unaudited Condensed Consolidated Balance Sheet as of February 28, 2015.

Other than the changes reported above, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
Off-Balance Sheet Arrangements
As of February 28, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Other than the items noted below, there have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
We use the Value-at-Risk (“VaR”) model to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments. The VaR model determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments assuming normal market conditions and a 95% confidence level. Since May 31, 2014, increases in the total notional amount and weighted average duration of our foreign currency derivative instruments as well as increases in foreign currency volatilities have resulted in an increased estimated maximum one-day loss in fair value of $74 million as of February 28, 2015 as compared to $50 million as of May 31, 2014. This hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the net fair values of foreign currency forward and foreign currency option derivatives instruments was $163 million for the nine months ended February 28, 2015 compared with $70 million for the fiscal year ended May 31, 2014. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur nor does it consider the potential effect of favorable changes in market rates. Actual future gains and losses will differ from and could exceed those estimates because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
Changes regarding interest rate risk from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 are as follows:

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	Remainder of 2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Interest Rate Risk
Anticipated long-term U.S. Dollar debt issuance - Floating rate swapped to fixed rate
Notional(1)	$—	$750	$—	$—	$—	$—	$750	$44
Weighted-average fixed rate	0.0%	2.3%	0.0%	0.0%	0.0%	0.0%
Weighted-average floating rate	0.0%	0.3%	0.0%	0.0%	0.0%	0.0%

(1)	Forward-starting interest rate swaps have been included in the maturities category based on when the related hedged forecasted debt issuance and corresponding swap terminations are expected to occur.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2015.
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results, and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning, and inventory control; interruptions in data and information technology systems; data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in our debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability, and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of our decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended February 28, 2015 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the third quarter of fiscal 2015, we had repurchased 74.1 million shares at an average price of $71.13 for a total approximate cost of $5.3 billion under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2014	508,997	$95.00	508,997	$3,291
January 1 — January 31, 2015	2,476,930	$94.37	2,476,930	$3,058
February 1 — February 28, 2015	3,550,000	$92.90	3,550,000	$2,728
	6,535,927	$93.62	6,535,927

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
DATED: April 7, 2015

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