Form 10-K
period 2015-05-31
NIKE INC
filed 2015-07-23
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                         TO                         .
Commission File No. 1-10635
NIKE, Inc.
(Exact name of Registrant as specified in its charter)

OREGON	93-0584541
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
One Bowerman Drive, Beaverton, Oregon	97005-6453
(Address of principal executive offices)	(Zip Code)
(503) 671-6453
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Class B Common Stock	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE

Indicate by check mark:				YES	NO
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.			☑	☐
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.			☐	☑
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

	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	☑

As of November 30, 2014, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$4,394,312,083
Class B	67,997,995,244
$72,392,307,327

As of July 17, 2015, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	177,457,876
Class B	677,893,713
855,351,589
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 17, 2015 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	2
	Significant Customer	3
	Orders	3
	Product Research, Design and Development	3
	Manufacturing	3
	International Operations and Trade	4
	Competition	4
	Trademarks and Patents	4
	Employees	5
	Executive Officers of the Registrant	5
ITEM 1A.	Risk Factors	6
ITEM 1B.	Unresolved Staff Comments	15
ITEM 2.	Properties	15
ITEM 3.	Legal Proceedings	15
ITEM 4.	Mine Safety Disclosures	15

PART II		16
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
ITEM 6.	Selected Financial Data	18
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 8.	Financial Statements and Supplementary Data	43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
ITEM 9A.	Controls and Procedures	74
ITEM 9B.	Other Information	74

PART III		75

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2015 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	75
ITEM 11.	Executive Compensation	75
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	75
ITEM 14.	Principal Accountant Fees and Services	75

PART IV		76
ITEM 15.	Exhibits and Financial Statement Schedules	76
	Signatures	80

PART I
ITEM 1. Business

General

NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE,” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our NIKE e-commerce website is located at www.nike.com. On our NIKE corporate website, located at news.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the United States Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains current, quarterly and annual reports, proxy and information statements and other information regarding issuers that file electronically. Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet websites (which we refer to as our “Direct to Consumer” or "DTC" operations), and through a mix of independent distributors and licensees throughout the world. Virtually all of our products are manufactured by independent contractors. Practically all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

We focus our NIKE Brand product offerings in eight key categories: Running, Basketball, Football (Soccer), Men’s Training, Women’s Training, Action Sports, Sportswear (our sports-inspired lifestyle products) and Golf. Basketball includes our Jordan Brand product offerings and Men's Training includes our baseball and American football product offerings. We also market products designed for kids, as well as for other athletic and recreational uses such as cricket, lacrosse, tennis, volleyball, wrestling, walking and outdoor activities.
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on high-quality construction and innovation in our products. Sportswear, Running, Basketball and Football (Soccer) are currently our top-selling footwear categories and we expect them to continue to lead in footwear sales.
We sell sports apparel covering most of the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use and exemplifies our commitment to innovation and high-quality construction. Sportswear, Men's Training, Running and Football (Soccer) are currently our top-selling apparel categories and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
We sell a line of performance equipment and accessories under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, digital devices, bats, gloves, protective equipment, golf clubs and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly owned subsidiary, NIKE IHM, Inc.
Our Jordan Brand designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on Basketball using the Jumpman trademark. Sales and operating results for the Jordan Brand are included within the NIKE Brand Basketball category and within the respective NIKE Brand geographic operating segments.
One of our wholly owned subsidiary brands, Hurley, headquartered in Costa Mesa, California (“Hurley”), designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results for Hurley are included within the NIKE Brand Action Sports category and within the NIKE Brand's North America geographic operating segment, respectively.
Another of our wholly owned subsidiary brands, Converse, headquartered in Boston, Massachusetts (“Converse”), designs, distributes and licenses casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. Operating results of the Converse brand are reported on a stand-alone basis.
In addition to the products we sell to our wholesale customers and directly to consumers through our DTC operations, we have also entered into license agreements that permit unaffiliated parties to manufacture and sell, using NIKE-owned trademarks, certain apparel, digital devices and applications and other equipment designed for sports activities.
On February 1, 2013, and November 30, 2012, we completed the divestitures of the Cole Haan and Umbro businesses, respectively, allowing us to better focus our resources on driving growth in the NIKE, Jordan, Hurley and Converse brands.

Sales and Marketing

Financial information about geographic and segment operations appears in Note 18 — Operating Segments and Related Information of the accompanying Notes to the Consolidated Financial Statements.
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third quarters. However, the mix of product sales may vary considerably as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment, as well as other macroeconomic, operating and logistics-related factors.
Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk. We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, equipment, accessories and services. Our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets. Our NIKE Brand Direct to Consumer operations are managed within each geographic operating segment.
Converse is also a reportable segment, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.

United States Market
For both fiscal 2015 and fiscal 2014, NIKE Brand and Converse sales in the United States accounted for approximately 46% of total revenues, compared to 45% for fiscal 2013. We sell our NIKE Brand, Jordan Brand, Hurley and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit sales as well as independent sales representatives to sell specialty products for golf and skateboarding. During fiscal 2015, our three largest customers accounted for approximately 26% of sales in the United States.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2015, 87% of our U.S. wholesale footwear shipments (excluding NIKE Golf, Hurley and Converse) were made under the futures program, compared to 86% in fiscal 2014 and 87% in fiscal 2013. In fiscal 2015, 67% of our U.S. wholesale apparel shipments (excluding NIKE Golf, Hurley and Converse) were made under the futures program, compared to 71% in fiscal 2014 and 67% in fiscal 2013.
Our Direct to Consumer operations sell NIKE Brand products, including Jordan Brand and Hurley, to consumers through our e-commerce website, www.nike.com. We also sell Converse products to consumers through a Converse owned e-commerce website, www.converse.com. In addition, our Direct to Consumer operations sell through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	185
NIKE Brand in-line stores, including employee-only stores	33
Converse stores (including factory stores)	92
Hurley stores (including factory and employee stores)	29
TOTAL	339
NIKE owns a full product line distribution center located in Memphis, Tennessee. In addition, NIKE has four other distribution centers, three of which are leased, also located in Memphis. NIKE Brand apparel and equipment products are also shipped from our leased Foothill Ranch, California distribution center. Converse and Hurley products are shipped primarily from leased facilities in Ontario, California.

International Markets
For both fiscal 2015 and fiscal 2014, non-U.S. NIKE Brand and Converse sales accounted for 54% of total revenues, compared with 55% for fiscal 2013. We sell our products to retail accounts, through our own Direct to Consumer operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 45 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries and Europe, we have a futures ordering program for retailers similar to the United States futures ordering program described above. During fiscal 2015, NIKE’s three largest customers outside of the United States accounted for approximately 12% of total non-U.S. sales.
Our Direct to Consumer business operates the following number of retail stores outside the United States, in addition to NIKE and Converse owned e-commerce websites in over 25 countries:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	512
NIKE Brand in-line stores, including employee-only stores	73
Converse stores (including factory stores)	7
TOTAL	592

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

Significant Customer
No customer accounted for 10% or more of our worldwide net sales during fiscal 2015.

Orders
Worldwide futures orders for NIKE Brand athletic footwear and apparel, scheduled for delivery from June through November 2015, were $13.5 billion compared with $13.3 billion for the same period last year. This futures orders amount is calculated based upon our forecast of the actual currency exchange rates under which our revenues will be translated during this period. Reported futures orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between futures and at-once orders and the fulfillment of certain of these futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of discounts, order cancellations and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations and sales from our Converse, Hurley and NIKE Golf businesses.

Product Research, Design and Development
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receive continued emphasis as NIKE strives to produce products that help to enhance athletic performance, reduce injury and maximize comfort while reducing waste.
In addition to NIKE’s own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials, concepts for product and manufacturing process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, NIKE is simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, the various NIKE design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE Air, Lunar, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave and NIKE+ technologies through Running, Basketball, Men's Training, Women's Training and Sportswear, among others, typifies our dedication to designing innovative products.

Manufacturing
We are supplied by approximately 146 footwear factories located in 14 countries. The largest single footwear factory accounted for approximately 7% of total fiscal 2015 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers who often operate multiple factories. In fiscal 2015, contract factories in Vietnam, China and Indonesia manufactured approximately 43%, 32% and 20% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, Brazil, India and Mexico to manufacture footwear for sale primarily within those countries. In fiscal 2015, five footwear contract manufacturers each accounted for greater than 10% of footwear production, and in aggregate accounted for approximately 69% of NIKE Brand footwear production.
We are supplied by approximately 408 apparel factories located in 39 countries. The largest single apparel factory accounted for approximately 11% of total fiscal 2015 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. In fiscal 2015, most of this apparel production occurred in China, Vietnam, Sri Lanka, Thailand, Indonesia, Malaysia and Cambodia. In fiscal 2015, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in aggregate accounted for approximately 36% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2015, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, Inc., with facilities near Beaverton, Oregon and in St. Louis, Missouri, and independent contractors in China and Vietnam, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE’s independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2015, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, South Africa and Thailand, excluding products produced and sold in the same country. Approximately 8% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2018, and contain a provision allowing us to extend the agreements to May 31, 2019.

International Operations and Trade
Our international operations and sources of supply are subject to the usual risks of doing business abroad, such as possible increases in import duties, anti-dumping measures, quotas, safeguard measures, trade restrictions, restrictions on the transfer of funds and, in certain parts of the world, political instability and terrorism. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such material effects occurring in the future.
In recent years, uncertain global and regional economic conditions have affected international trade and caused a rise in protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and in nearly all cases we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increases in the cost of our products, and additional measures, if implemented, could adversely affect sales and/or profitability for NIKE as well as the imported footwear and apparel industry as a whole.
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. In Brazil and Argentina, we are actively participating in dumping investigations against footwear from China and actively monitoring actions in other countries that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. Moreover, with respect to trade restrictions targeting China, which represents an important sourcing country and consumer market for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
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
NIKE advocates for trade liberalization for footwear and apparel in a number of regional and bilateral free trade agreements. The passage of Trade Promotion Authority in the United States will enable the conclusion of the Trans-Pacific Partnership (TPP). If ultimately passed, the TPP has the potential to reduce or eliminate high rates of customs duties for imports into the United States of NIKE products sourced from TPP countries (primarily footwear and apparel from Vietnam and apparel from Malaysia). Similarly, the European Union is close to concluding a free trade agreement with Vietnam that could lead to duty reduction or elimination for footwear and apparel.

Competition
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, Li Ning, lululemon athletica, Puma, V.F. Corp., Under Armour and UNIQLO, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations.
NIKE is the largest seller of athletic footwear, apparel and equipment in the world. Important aspects of competition in this industry are:

•	Product attributes such as quality; performance and reliability; new product innovation and development and consumer price/value.

•
Consumer connection and affinity for brands and products, developed through marketing and promotion; social media interaction; customer support and service; identification with prominent and influential athletes, coaches, teams, colleges and sports leagues who endorse our brands and use our products and active engagement through sponsored sporting events and clinics.

•	Effective sourcing and distribution of products, with attractive merchandising and presentation at retail, both in-store and online.
We believe that we are competitive in all of these areas.

Trademarks and Patents
We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh Design trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions worldwide. In addition, we own many other trademarks that we utilize in marketing our products. We own common law rights in the trade dress of several significant shoe designs and elements. For certain trade dress, we have sought and obtained trademark registrations.
NIKE has copyright protection in its design, graphics and other original works. When appropriate, we have sought registrations for this content.

NIKE owns patents, and has a patent license, facilitating its use of “Air” technologies. The "Air" process utilizes pressurized gas encapsulated in polyurethane. Some of the early patents directed to the “Air” technologies have expired, which may enable competitors to use certain types of similar technology. Subsequent NIKE patents directed to the “Air” technologies will not expire for several years.
We also file and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents protecting components, manufacturing techniques, features and industrial design used in various athletic and leisure footwear, apparel, athletic equipment, digital devices and golf products. These patents expire at various times; and patents issued for original applications filed this calendar year in the United States may last until 2030 for design patents and until 2035 for utility patents.
We believe our success depends primarily upon our capabilities in areas such as design, research and development, production and marketing rather than exclusively upon our patent and trade secret positions. However, we have followed a policy of filing patent applications for the United States and select foreign countries on inventions, designs and improvements that we deem valuable. We also continue to vigorously protect our trademarks and patents against third-party infringement.

Employees
As of May 31, 2015, we had approximately 62,600 employees worldwide, including retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 17, 2015 are as follows:
Philip H. Knight, Chairman of the Board of Directors — Mr. Knight, 77, a director since 1968, is a co-founder of NIKE and, except for the period from June 1983 through September 1984, served as its President from 1968 to 1990 and from June 2000 to December 2004. Prior to 1968, Mr. Knight was a certified public accountant with Price Waterhouse and Coopers & Lybrand and was an Assistant Professor of Business Administration at Portland State University.
Mark G. Parker, President and Chief Executive Officer — Mr. Parker, 59, was appointed President and Chief Executive Officer in January 2006. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.
David J. Ayre, Executive Vice President, Global Human Resources — Mr. Ayre, 55, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.
Donald W. Blair, Executive Vice President and Chief Financial Officer — Mr. Blair, 57, joined NIKE in November 1999. Prior to joining NIKE, he held a number of financial management positions with PepsiCo, Inc., including Vice President, Finance of Pepsi-Cola Asia, Vice President, Planning of PepsiCo’s Pizza Hut Division and Senior Vice President, Finance of The Pepsi Bottling Group, Inc. Prior to joining PepsiCo, Mr. Blair was a certified public accountant with Deloitte, Haskins & Sells.
Trevor A. Edwards, President, NIKE Brand — Mr. Edwards, 52, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts for Foot Locker in 1993, Director of Marketing for the Americas in 1995, Director of Marketing for Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999 and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002, Vice President, Global Brand and Category Management in 2006 and President, NIKE Brand in 2013. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.
Jeanne P. Jackson, President, Product and Merchandising — Ms. Jackson, 63, joined NIKE in 2009. She was appointed President, Direct to Consumer in 2009 and President, Product and Merchandising in 2013. Ms. Jackson also served as a member of the NIKE, Inc. Board of Directors from 2001 through 2009. She founded and served as Chief Executive Officer of MSP Capital, a private investment company, from 2002 to 2009. Ms. Jackson was Chief Executive Officer of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and Chief Executive Officer of Banana Republic from 1995 to 2000, also serving as Chief Executive Officer of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue and Federated Department Stores.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 51, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed to Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.
John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 46, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 51, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998 and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

ITEM 1A. Risk Factors
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE's decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect NIKE’s business and financial performance. Moreover, NIKE operates in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for management to predict all such risks, nor can it assess the impact of all such risks on NIKE’s business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
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
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is highly competitive in the United States and on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel, and athletic equipment, constitute significant risk factors in our operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.
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
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through aggressive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operations.
We rely on technical innovation and high-quality products to compete in the market for our products.
Technical innovation and quality control in the design and manufacturing process of footwear, apparel and athletic equipment is essential to the commercial success of our products. Research and development plays a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting edge performance products. While we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.
Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.
We establish relationships with professional athletes, sports teams and leagues to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, sports teams and leagues, or to do so at a reasonable cost, we could lose the on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products, or a failure to enter into cost-effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand, sales and profitability.
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

Global economic conditions could have a material adverse effect on our business, operating results and financial condition.
The uncertain state of the global economy continues to impact businesses around the world, and most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

•
Slower consumer spending may result in reduced demand for our products, reduced orders from retailers for our products, order cancellations, lower revenues, higher discounts, increased inventories and lower gross margins.

•	In the future, we may be unable to access financing in the credit and capital markets at reasonable rates in the event we find it desirable to do so.

•
We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies could have a significant impact on our reported operating results and financial condition.

•
Continued volatility in the availability and prices for commodities and raw materials we use in our products and in our supply chain (such as cotton or petroleum derivatives) could have a material adverse effect on our costs, gross margins and profitability.

•
If retailers of our products experience declining revenues, or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of global sporting events, including without limitation the Olympics and the World Cup. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Futures orders may not be an accurate indication of our future revenues.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of revenues for any future period. This is because the mix of orders can shift between futures and at-once orders. In addition, foreign currency exchange rate fluctuations, order cancellations, shipping timing, returns and discounts can cause differences in the comparisons between futures orders and actual revenues. Moreover, a significant portion of our revenue is not derived from futures orders, including at-once and closeout sales of NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our Direct to Consumer operations and sales from our Converse, Hurley and NIKE Golf businesses.
Our futures ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins, cash flows and harm to our business.
We purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty.
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
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled, and the risk of cancellation may increase when dealing with financially ailing retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens, retailers may be more cautious with orders. A slowing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, and impair our ability to sell products.
The athletic footwear, apparel and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel and equipment retailers with many stores. These retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.
Our Direct to Consumer operations have required and will continue to require a substantial investment and commitment of resources, and are subject to numerous risks and uncertainties.
Our Direct to Consumer stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our Direct to Consumer operations, a decline in sales or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
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
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our e-commerce business globally, could be materially adversely affected.
Many of our customers shop with us through our e-commerce website and mobile commerce applications. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly e-commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of e-commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our e-commerce business globally and could have a material adverse impact on our business and results of operations.
Risks specific to our e-commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our e-commerce business, as well as damage our reputation and brands.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We believe that our intellectual property rights are important to our brand, our success and our competitive position. We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in enforcing our intellectual property, continued sales of these products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our products.
The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim that we infringe on their intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation and/or sale of certain products.
We take various actions to prevent the unauthorized use and/or disclosure of confidential information. Such actions include contractual measures such as entering into non-disclosure and non-compete agreements and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information might not always be effective. Confidential information that is related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely or inadvertently used and/or disclosed, resulting in a loss of reputation, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.

In addition, the laws of certain countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liability in connection with the protection of our intellectual property rights, including outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.
We are subject to the risk that our licensees may not generate expected sales or maintain the value of our brands.
We currently license, and expect to continue licensing, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. If our licensees fail to successfully market and sell licensed products, or fail to obtain sufficient capital or effectively manage their business operations, customer relationships, labor relationships, supplier relationships or credit risks, it could adversely affect our revenues, both directly from reduced royalties received and indirectly from reduced sales of our other products.
We also rely on our licensees to help preserve the value of our brands. Although we attempt to protect our brands through approval rights over the design, production processes, quality, packaging, merchandising, distribution, advertising and promotion of our licensed products, we cannot completely control the use of our licensed brands by our licensees. The misuse of a brand by a licensee could have a material adverse effect on that brand and on us.
We are subject to data security and privacy risks that could negatively affect our results, operations or reputation.
Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’ or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, materially damage our customer relationships and reputation and result in lost sales, fines or lawsuits.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
Failure of our contractors or our licensees’ contractors to comply with our code of conduct, local laws and other standards could harm our business.
We work with hundreds of contractors outside of the United States to manufacture our products, and we also have license agreements that permit unaffiliated parties to manufacture or contract for the manufacture of products using our intellectual property. We require the contractors that directly manufacture our products and our licensees that make products using our intellectual property (including, indirectly, their contract manufacturers) to comply with a code of conduct and other environmental, health and safety standards for the benefit of workers. We also require these contractors to comply with applicable standards for product safety. Notwithstanding their contractual obligations, from time to time contractors may not comply with such standards or applicable local law or our licensees may fail to enforce such standards or applicable local law on their contractors. Significant or continuing noncompliance with such standards and laws by one or more contractors could harm our reputation or result in a product recall and, as a result, could have an adverse effect on our sales and financial condition.
Our international operations involve inherent risks which could result in harm to our business.
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.
We earn a substantial portion of our income in foreign countries, and are subject to the tax laws of those jurisdictions. The Company's most significant tax liabilities are incurred in the United States, China and the Netherlands. If our capital or financing needs in the U.S. require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted. Current economic and political conditions make tax rules in any jurisdiction, including the U.S., subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows.
Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

We and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe that these transactions reflect the accurate economic allocation of profit and that the proper transfer pricing documentation is in place, the profit allocation and transfer pricing terms and conditions may be scrutinized by local tax authorities during an audit and any resulting changes may impact our mix of earnings in countries with differing statutory tax rates.
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
As part of our hedging activities, we enter into transactions involving derivative financial instruments, which may include forward contracts, commodity futures contracts, option contracts, collars and swaps with various financial institutions. In addition, we have significant amounts of cash, cash equivalents and other investments on deposit or in accounts with banks or other financial institutions in the United States and abroad. As a result, we are exposed to the risk of default by or failure of counterparty financial institutions. The risk of counterparty default or failure may be heightened during economic downturns and periods of uncertainty in the financial markets. If one of our counterparties were to become insolvent or file for bankruptcy, our ability to recover losses incurred as a result of default or our assets that are deposited or held in accounts with such counterparty may be limited by the counterparty’s liquidity or the applicable laws governing the insolvency or bankruptcy proceedings. In the event of default or failure of one or more of our counterparties, we could incur significant losses, which could negatively impact our results of operations and financial condition.
We rely on a concentrated source base of contract manufacturers to supply a significant portion of our footwear products.
NIKE is supplied by approximately 146 footwear factories located in 14 countries. We do not own or operate any of our own footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2015, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2015 footwear production, and in aggregate accounted for approximately 69% of NIKE Brand footwear production in fiscal 2015. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Our products are subject to risks associated with overseas sourcing, manufacturing and financing.
The principal materials used in our apparel products — natural and synthetic fabrics and threads, specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat or repel rain and/or snow as well as plastic and metal hardware — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, canvas and polyurethane films — are also locally available to manufacturers. Both our apparel and footwear products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. NIKE contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long- term.
Because independent manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins.

In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2015, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Canada, Brazil, India, Indonesia, the Philippines, South Africa and Thailand (collectively the "Sojitz Markets"), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
Our success depends on our global distribution facilities.
We distribute our products to customers directly from the factory and through distribution centers located throughout the world. Our ability to meet customer expectations, manage inventory, complete sales and achieve objectives for operating efficiencies and growth, particularly in emerging markets, depends on the proper operation of our distribution facilities, the development or expansion of additional distribution capabilities and the timely performance of services by third parties (including those involved in shipping product to and from our distribution facilities). Our distribution facilities could be interrupted by information technology problems and disasters such as earthquakes or fires. Any significant failure in our distribution facilities could result in an adverse effect on our business. We maintain business interruption insurance, but it may not adequately protect us from adverse effects that could be caused by significant disruptions in our distribution facilities.
We rely significantly on information technology to operate our business, including our supply chain and retail operations, and any failure, inadequacy or interruption of that technology could harm our ability to effectively operate our business.
We are heavily dependent on information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these information technology systems. Over a number of years, we have implemented information technology systems in all of the geographical regions in which we operate. Our work to integrate and enhance these systems and related processes in our global operations is ongoing. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers or other causes, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem, and may have an adverse effect on our reputation, results of operations and financial condition.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal data collection and use for digital marketing, digital commerce and the marketing and use of our NIKE+ products and services. We also engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Our information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown.
The market for prime real estate is competitive.
Our ability to effectively obtain real estate to open new retail stores and otherwise conduct our operations, both domestically and internationally, depends on the availability of real estate that meets our criteria for traffic, square footage, co-tenancies, lease economics, demographics and other factors. We also must be able to effectively renew our existing real estate leases. In addition, from time to time, we seek to downsize, consolidate, reposition or close some of our real estate locations, which may require modification of an existing lease. Failure to secure adequate new locations or successfully modify leases for existing locations, or failure to effectively manage the profitability of our existing fleet of retail stores, could have an adverse effect on our operating results and financial condition.
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
Extreme weather conditions in the areas in which our retail stores, suppliers, customers, distribution centers and vendors are located could adversely affect our operating results and financial condition. Moreover, natural disasters such as earthquakes, hurricanes and tsunamis, whether occurring in the United States or abroad, and their related consequences and effects, including energy shortages and public health issues, could disrupt our operations, the operations of our vendors and other suppliers or result in economic instability that may negatively impact our operating results and financial condition.
Our financial results may be adversely affected if substantial investments in businesses and operations fail to produce expected returns.
From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our retail operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.

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
Our future success will depend in part on the continued service of key executive officers and personnel. The loss of the services of any key individual could harm our business. Our future success also depends on our ability to recruit, retain and engage our personnel sufficiently, both to maintain our current business and to execute our strategic initiatives. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.
The sale of a large number of shares of common stock owned or managed by our Chairman and related entities could depress the market price of our common stock.
As of June 30, 2015, Philip H. Knight, Co-founder and Chairman of our Board of Directors, and Swoosh, LLC, an entity formed to manage 128,500,000 shares of Class A Common Stock formerly owned by Mr. Knight, beneficially owned more than 82% of our Class A Common Stock. If on June 30, 2015 all of the aforementioned Class A Common Stock were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 17.7%. The Class A Common Stock shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of the sale of a substantial number of these shares could have an adverse effect on the market price of our common stock.
Changes in our credit ratings or macroeconomic conditions may affect our liquidity, increasing borrowing costs and limiting our financing options.
Our long-term debt is currently rated investment grade by Standard & Poor’s and Moody’s Investors Service. If our credit ratings are lowered, borrowing costs for future long-term debt or short-term credit facilities may increase and our financing options, including our access to the unsecured credit market, could be limited. We may also be subject to restrictive covenants that would reduce our flexibility to, among other things, incur additional indebtedness, make restricted payments, pledge assets as security, make investments, loans, advances, guarantees and acquisitions, undergo fundamental changes and enter into transactions with affiliates. Failure to comply with such covenants could result in a default, and as a result, the commitments of our lenders under our credit agreements may be terminated and the maturity of amounts owed may be accelerated. In addition, macroeconomic conditions, such as increased volatility or disruption in the credit markets, could adversely affect our ability to refinance existing debt.
If our internal controls are ineffective, our operating results could be adversely affected.
Our internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be harmed and we could fail to meet our financial reporting obligations.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, inventories, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets and goodwill and indefinite-lived intangible assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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
None.
ITEM 2. Properties
The following is a summary of principal properties owned or leased by NIKE.
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is a 394-acre facility of 44 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 9,200 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies, and manages certain brand management functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, DTC and merchandising strategies in the region, among other functions. In the United States, NIKE owns a full product line distribution center located in Memphis, Tennessee. In addition, NIKE has four other distribution centers, three of which are leased, also located in Memphis. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased distribution facilities for non-NIKE Brand businesses are located in various parts of the United States. We also own or lease distribution and customer service facilities outside the United States. The most significant are the distribution facilities located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own.
NIKE IHM, Inc. manufactures Air-Sole cushioning components at NIKE-owned facilities located near Beaverton, Oregon and in St. Charles, Missouri. We also manufacture and sell small amounts of various other plastic products to other manufacturers through NIKE IHM, Inc.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 930 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” in Part I of this Report. Our leases expire at various dates through the year 2033.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 17, 2015, there were 23,347 holders of record of our Class B Common Stock and 20 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. The following tables set forth, for each of the quarterly periods indicated, the high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape and dividends declared on the Class A and Class B Common Stock.

Fiscal 2015 (June 1, 2014 — May 31, 2015)	High	Low	Dividends Declared
First quarter	$80.30	$73.14	$0.24
Second quarter	99.76	78.35	0.28
Third quarter	99.50	90.69	0.28
Fourth quarter	105.50	95.18	0.28
Fiscal 2014 (June 1, 2013 — May 31, 2014)	High	Low	Dividends Declared
First quarter	$66.85	$59.11	$0.21
Second quarter	79.87	63.50	0.24
Third quarter	80.26	69.85	0.24
Fourth quarter	80.09	70.60	0.24
The following table presents a summary of share repurchases made by NIKE during the quarter ended May 31, 2015, under the four-year, $8 billion share repurchase program approved by the Board in September 2012; purchases under this program began during the second quarter of fiscal 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2015	1,510,740	$96.47	1,510,740	$2,582
April 1 — April 30, 2015	2,659,836	$99.95	2,659,836	$2,316
May 1 — May 31, 2015	2,616,006	$101.97	2,616,006	$2,050
	6,786,582	$99.95	6,786,582

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2010 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX AND THE DOW JONES U.S. FOOTWEAR INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Wolverine World Wide, Inc., Iconix Brand Group, Inc., Crocs, Inc. and Steven Madden, Ltd, among other companies. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of V.F. Corp., Coach, Inc., Polo Ralph Lauren Corporation, Under Armour, Inc. and Fossil Group, Inc, among other companies. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.
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

(Dollars in millions, except per share data and financial ratios)	Financial History
	2015	2014	2013	2012	2011
Year Ended May 31,
Revenues	$30,601	$27,799	$25,313	$23,331	$20,117
Gross profit	14,067	12,446	11,034	10,148	9,202
Gross margin %	46.0%	44.8%	43.6%	43.5%	45.7%
Net income from continuing operations	3,273	2,693	2,451	2,257	2,163
Net income (loss) from discontinued operations	—	—	21	(46)	(39)
Net income	3,273	2,693	2,472	2,211	2,124
Earnings per common share from continuing operations:
Basic	3.80	3.05	2.74	2.45	2.27
Diluted	3.70	2.97	2.68	2.40	2.23
Earnings per common share from discontinued operations:
Basic	—	—	0.02	(0.05)	(0.04)
Diluted	—	—	0.02	(0.05)	(0.04)
Weighted average common shares outstanding	861.7	883.4	897.3	920.0	951.1
Diluted weighted average common shares outstanding	884.4	905.8	916.4	939.6	971.3
Cash dividends declared per common share	1.08	0.93	0.81	0.70	0.60
Cash flow from operations, inclusive of discontinued operations(1)	4,680	3,013	3,032	1,932	1,796
Price range of common stock:
High	105.50	80.26	65.91	57.20	46.15
Low	73.14	59.11	43.89	39.29	33.61
At May 31,
Cash and equivalents	$3,852	$2,220	$3,337	$2,254	$1,877
Short-term investments	2,072	2,922	2,628	1,503	2,661
Inventories	4,337	3,947	3,484	3,251	2,630
Working capital, excluding assets and liabilities of discontinued operations(2)(3)	9,642	8,669	9,686	7,531	7,275
Total assets, excluding assets of discontinued operations(2)	21,600	18,594	17,545	14,804	14,398
Long-term debt	1,079	1,199	1,210	228	276
Capital lease obligations(4)	5	74	81	—	—
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	12,707	10,824	11,081	10,319	9,793
Year-end stock price	101.67	76.91	61.66	54.09	42.23
Market capitalization	87,044	66,921	55,124	49,546	39,523
Financial Ratios:
Return on equity	27.8%	24.6%	23.1%	22.0%	21.8%
Return on assets	16.3%	14.9%	15.3%	15.1%	15.0%
Inventory turns	4.0	4.1	4.2	4.5	4.8
Current ratio at May 31	2.5	2.7	3.5	3.0	2.9
Price/Earnings ratio at May 31	27.5	25.9	22.8	23.0	19.3

(1)
Prior year amounts for fiscal 2014, 2013 and 2012 have been revised to correct immaterial misstatements as described in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

(2)	Assets of discontinued operations were $0 million, $0 million, $0 million, $615 million and $560 million for the years ended May 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)	Liabilities of discontinued operations were $0 million, $0 million, $18 million, $170 million and $184 million for the years ended May 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(4)	During the fiscal year ended May 31, 2015, the Company restructured the terms of certain capital leases, which now qualify as operating leases.

Selected Quarterly Financial Data

(Unaudited) (Dollars in millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$7,982	$6,971	$7,380	$6,431	$7,460	$6,972	$7,779	$7,425
Gross profit	3,721	3,132	3,327	2,826	3,426	3,103	3,593	3,385
Gross margin %	46.6%	44.9%	45.1%	43.9%	45.9%	44.5%	46.2%	45.6%
Net income from continuing operations(1)	962	779	655	534	791	682	865	698
Net income(1)	962	779	655	534	791	682	865	698
Earnings per common share from continuing operations:
Basic	1.11	0.88	0.76	0.60	0.92	0.77	1.01	0.80
Diluted	1.09	0.86	0.74	0.59	0.89	0.75	0.98	0.78
Weighted average common shares outstanding	864.9	889.4	863.1	888.0	861.4	882.3	857.5	873.7
Diluted weighted average common shares outstanding	886.2	910.7	884.8	910.6	883.8	904.8	879.8	895.2
Cash dividends declared per common share	0.24	0.21	0.28	0.24	0.28	0.24	0.28	0.24
Price range of common stock:
High	80.30	66.85	99.76	79.87	99.50	80.26	105.50	80.09
Low	73.14	59.11	78.35	63.50	90.69	69.85	95.18	70.60

(1)
Net income for the three month period ended May 31, 2015 was increased by an adjustment to Income tax expense to correct amounts accrued in prior fiscal 2015 quarters on intercompany transactions. These adjustments were not material to any prior interim periods and did not impact Net income or Income tax expense for the year ended May 31, 2015.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites (which we refer to as our “Direct to Consumer” or "DTC" operations), and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences at retail and online.
In addition to achieving long-term, sustainable revenue growth, we continue to strive to deliver shareholder value by driving operational excellence in several key areas:

•	Expanding gross margin by:
- Delivering innovative, premium products that command higher prices while maintaining a balanced price-to-value proposition for consumers;
- Reducing product costs through a continued focus on manufacturing efficiency, product design and innovation;
- Making our supply chain a competitive advantage by investing in new technologies that increase automation, help reduce waste and have long-term potential to increase both customization of our products and speed to market; and
- Driving growth in our higher gross margin DTC business as part of an integrated marketplace growth strategy across our DTC and wholesale operations.

•	Optimizing selling and administrative expense by focusing on:
- Investments in consumer engagement that drive economic returns in the form of incremental revenue and gross profit;
- Infrastructure investments that improve the efficiency and effectiveness of our operations; and
- Increasing the productivity of our legacy infrastructure.

•	Improving working capital efficiency; and

•	Deploying capital effectively.
Through execution of this strategy, our long-term financial goals continue to be:

•	High single-digit revenue growth,

•	Mid-teens earnings per share growth,

•	Strong return on invested capital and accelerated cash flows and

•	Sustainable, profitable, long-term growth through effective management of our diversified portfolio of businesses.
Over the past ten years, we have achieved many of these financial goals. During this time, revenues and diluted earnings per common share for NIKE, Inc., inclusive of both continuing and discontinued operations, have grown 8% and 13%, respectively, on an annual compounded basis. Our return on invested capital has increased from 23.2% to 28.1% and we expanded gross margins by approximately 150 basis points.
On November 15, 2012, we announced a two-for-one stock split of both Class A and Class B Common shares. The stock split was in the form of a 100% stock dividend payable on December 24, 2012 to shareholders of record at the close of business on December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.
Our fiscal 2015 results from continuing operations demonstrated NIKE's ongoing commitment to deliver consistent growth in revenues, earnings and cash returns to shareholders, while investing for long-term growth. Despite significant foreign currency headwinds, we delivered record revenues and earnings per share in fiscal 2015. NIKE, Inc. Revenues grew 10% to $30.6 billion, gross margin expanded 120 basis points, Net income from continuing operations increased 22% to $3.3 billion and diluted earnings per common share increased 25% to $3.70.
Earnings before interest and income taxes ("EBIT") from continuing operations increased 18% for fiscal 2015, driven by revenue growth and gross margin expansion, which more than offset higher selling and administrative expense. The increase in revenues was attributable to growth across nearly all NIKE Brand geographies, key categories and product types. This broad-based growth was primarily fueled by:

•	Innovative performance and sportswear products, incorporating proprietary technology platforms such as NIKE Air, Free, Zoom, Lunar, Flywire, Dri-Fit and Flyknit;

•
Deep brand connections to consumers through a category lens, reinforced by investments in endorsements by high-profile athletes, sports teams and leagues, high-impact marketing around global sporting events (such as the World Cup and NFL Super Bowl) and digital marketing; and

•	Strong category retail presentation online and at NIKE-owned and retail partner stores.
Our Converse business also grew, with revenue and EBIT growth of 18% and 4%, respectively.
Gross margin increased primarily due to higher average selling prices and the favorable impact of our higher-margin DTC businesses, partially offset by higher product input costs, primarily a result of labor input cost inflation and shifts in mix to higher-cost products.
For fiscal 2015, the growth of our net income from continuing operations was positively affected by a year-over-year decrease in our effective tax rate of 180 basis points primarily due to the favorable resolution of audits in several jurisdictions. In addition, diluted earnings per common share grew at a higher rate than net income due to a 2% decrease in the weighted average diluted common shares outstanding, driven by our share repurchase program.

While foreign currency markets remain volatile, we continue to see opportunities to drive future growth and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.

Results of Operations
 Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations.

(Dollars in millions, except per share data)	Fiscal 2015	Fiscal 2014	% Change	Fiscal 2013	% Change
Revenues	$30,601	$27,799	10%	$25,313	10%
Cost of sales	16,534	15,353	8%	14,279	8%
Gross profit	14,067	12,446	13%	11,034	13%
Gross margin %	46.0%	44.8%		43.6%
Demand creation expense	3,213	3,031	6%	2,745	10%
Operating overhead expense	6,679	5,735	16%	5,051	14%
Total selling and administrative expense	9,892	8,766	13%	7,796	12%
% of Revenues	32.3%	31.5%		30.8%
Interest expense (income), net	28	33	—	(3)	—
Other (income) expense, net	(58)	103	—	(15)	—
Income before income taxes	4,205	3,544	19%	3,256	9%
Income tax expense	932	851	10%	805	6%
Effective tax rate	22.2%	24.0%		24.7%
Net income from continuing operations	3,273	2,693	22%	2,451	10%
Net income from discontinued operations(1)	—	—	—	21	—
Net income	$3,273	$2,693	22%	$2,472	9%
Diluted earnings per common share - continuing operations	$3.70	$2.97	25%	$2.68	11%
Diluted earnings per common share - discontinued operations(1)	$—	$—	—	$0.02	—

(1)
During fiscal 2013, we divested of Umbro and Cole Haan, allowing us to focus our resources on driving growth in the NIKE, Jordan, Converse and Hurley brands. As of May 31, 2013, we had substantially completed all transition services related to the sale of both businesses. The results of the divestitures are presented as discontinued operations. Please refer to Note 15 — Discontinued Operations in the accompanying Notes to the Consolidated Financial Statements for more detail.

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2015	Fiscal 2014(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2013(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$18,318	$16,208	13%	17%	$14,635	11%	12%
Apparel	8,636	8,109	6%	10%	7,491	8%	10%
Equipment	1,632	1,670	-2%	1%	1,640	2%	4%
Global Brand Divisions(3)	115	125	-8%	-2%	115	9%	6%
Total NIKE Brand Revenues	28,701	26,112	10%	14%	23,881	9%	11%
Converse	1,982	1,684	18%	21%	1,449	16%	15%
Corporate(4)	(82)	3	—	—	(17)	—	—
TOTAL NIKE, INC. REVENUES	$30,601	$27,799	10%	14%	$25,313	10%	11%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$21,952	$20,683	6%	10%	$19,401	7%	8%
Sales Direct to Consumer	6,634	5,304	25%	29%	4,365	22%	22%
Global Brand Divisions(3)	115	125	-8%	-2%	115	9%	6%
TOTAL NIKE BRAND REVENUES	$28,701	$26,112	10%	14%	$23,881	9%	11%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(5)
Sales to Wholesale Customers	$21,952	$20,683	6%	10%	$19,401	7%	8%
Sales from our Wholesale Operations to Direct to Consumer Operations	3,881	3,107	25%	29%	2,499	24%	25%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$25,833	$23,790	9%	13%	$21,900	9%	10%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Men's	$14,694	$14,001	5%	9%	$13,073	7%	9%
Women's	5,724	4,971	15%	20%	4,494	11%	12%
Young Athletes'	4,301	3,737	15%	19%	3,251	15%	16%
Others(6)	1,114	1,081	3%	7%	1,082	0%	1%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$25,833	$23,790	9%	13%	$21,900	9%	10%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Running	$4,853	$4,623	5%	9%	$4,274	8%	10%
Basketball	3,715	3,119	19%	21%	2,629	19%	19%
Football (Soccer)	2,246	2,413	-7%	-2%	2,043	18%	21%
Men’s Training	2,537	2,483	2%	4%	2,393	4%	5%
Women’s Training	1,279	1,145	12%	16%	1,065	8%	10%
Action Sports	736	738	0%	4%	683	8%	9%
Sportswear	6,596	5,742	15%	20%	5,456	5%	7%
Golf	771	789	-2%	0%	792	0%	1%
Others(7)	3,100	2,738	13%	17%	2,565	7%	8%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$25,833	$23,790	9%	13%	$21,900	9%	10%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.

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

(6)
Others include all unisex products, equipment and other products not allocated to Men’s, Women’s and Young Athletes’, as well as certain adjustments that are not allocated to products designated by gender or age.

(7)	Others include all other categories and certain adjustments that are not allocated at the category level.
Fiscal 2015 Compared to Fiscal 2014
On a currency-neutral basis, revenues from NIKE, Inc. continuing operations grew 14% for fiscal 2015, driven by increases in revenues for both the NIKE Brand and Converse. Every NIKE Brand geography delivered higher revenues for fiscal 2015 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers. North America contributed 5 percentage points of the increase in NIKE, Inc. revenues, while Western Europe contributed 4 percentage points, Greater China contributed 2 percentage points and Central & Eastern Europe, Emerging Markets and Converse each contributed 1 percentage point.
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues increased 17% and 10%, respectively, while NIKE Brand equipment revenues increased 1% during fiscal 2015. The increase in NIKE Brand footwear revenues for fiscal 2015 was driven by strong performance in our Sportswear, Basketball, Running and Football (Soccer) categories. Footwear unit sales in fiscal 2015 increased 9% and increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair was driven primarily by shifts in mix to higher-priced products, and to a lesser extent, the favorable impact of growth in our higher-priced DTC business.
The constant-currency increase in NIKE Brand apparel revenues for fiscal 2015 was driven by growth in most key categories, led by Sportswear, Running and Women's Training, which were partially offset by a decline in Football (Soccer) due largely to the comparison to significant sales of replica apparel in advance of the World Cup in 2014. Fiscal 2015 unit sales of apparel increased 8% and increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in average selling price per unit was driven primarily by increased revenues from our higher-priced DTC business.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our DTC businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For fiscal 2015, DTC revenues represented approximately 23% of our total NIKE Brand revenues compared to 20% in fiscal 2014. On a currency-neutral basis, DTC revenues grew 29% for fiscal 2015, driven by strong comparable store sales growth of 16%, significant online sales growth and the addition of new stores. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Online sales through NIKE-owned websites, which are not included in comparable store sales, grew 59% in fiscal 2015. Online sales represented approximately 18% of our total NIKE Brand DTC revenues for fiscal 2015 compared to 15% for fiscal 2014.
On a wholesale equivalent basis and excluding the effects of changes in currency exchange rates, fiscal 2015 NIKE Brand Men’s revenues increased 9%, driven by growth in our Sportswear, Basketball and Running categories. Women’s revenues accelerated in fiscal 2015, achieving 20% growth primarily due to increases in Sportswear, Running and Women's Training categories. Revenues in our Young Athletes' business increased 19% as a result of continued efforts to expand footwear and apparel offerings for this group across multiple categories, particularly Basketball.
Fiscal 2014 Compared to Fiscal 2013
On a currency-neutral basis, revenues from NIKE, Inc. continuing operations grew 11% for fiscal 2014, driven by increases in revenues for both the NIKE Brand and Converse. Every NIKE Brand geography delivered higher revenues for fiscal 2014. North America contributed 5 percentage points of the increase in NIKE, Inc. revenues, while Western Europe and Emerging Markets each contributed 2 percentage points and Central & Eastern Europe and Converse each contributed 1 percentage point.
On a currency-neutral basis, NIKE Brand footwear and apparel revenues increased 12% and 10%, respectively, while NIKE Brand equipment revenues increased 4% during fiscal 2014. The increase in NIKE Brand footwear revenues for fiscal 2014 was mainly due to growth in our Basketball, Sportswear, Running and Football (Soccer) categories. Footwear unit sales in fiscal 2014 increased approximately 7% and the average selling price per pair contributed approximately 5 percentage points of footwear revenue growth, driven nearly equally by price increases and shifts in mix to higher-priced products.
For NIKE Brand apparel, the increase in revenues for fiscal 2014 was driven by growth in all key categories, most notably our Football (Soccer), Running and Women's Training categories. In fiscal 2014, unit sales of apparel increased approximately 6% and the average selling price per unit contributed approximately 4 percentage points of apparel revenue growth, driven by price increases and, to a lesser extent, a shift in mix to higher-priced products.
For fiscal 2014, DTC revenues represented approximately 20% of our total NIKE Brand revenues compared to 18% in fiscal 2013. On a currency-neutral basis, DTC revenues grew 22% for fiscal 2014, as comparable store sales grew 10%, and we continued to open new stores and expand our e-commerce business. Online sales through NIKE-owned websites grew 42% in fiscal 2014. Online sales represented approximately 15% of our total NIKE Brand DTC revenues for fiscal 2014 compared to 12% for fiscal 2013.

On a wholesale equivalent basis and excluding the effects of changes in currency exchange rates, fiscal 2014 NIKE Brand Men's revenues increased 9% mainly as a result of strong growth in our Basketball, Football (Soccer), Running and Sportswear categories. Women's revenues increased 12% in large part due to increases in our Running, Sportswear and Women's Training categories. The 16% increase in the Young Athletes' business was driven by increases in the Basketball and Football (Soccer) categories in part due to our expanded footwear and apparel offerings for this age group.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2015 were 2% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures order amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 13%, with unit orders and average selling price per unit contributing approximately 8 and 5 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	13%	13%
Western Europe	-11%	14%
Central & Eastern Europe	-9%	17%
Greater China	20%	22%
Japan	1%	20%
Emerging Markets	-14%	2%
TOTAL NIKE BRAND FUTURES ORDERS	2%	13%

(1)
Reported futures have been restated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations and sales from Converse, NIKE Golf and Hurley.
Gross Margin

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change		Fiscal 2013	% Change
Gross profit	$14,067	$12,446	13%		$11,034	13%
Gross margin %	46.0%	44.8%	120	bps	43.6%	120	bps
Fiscal 2015 Compared to Fiscal 2014
For fiscal 2015, our consolidated gross margin was 120 basis points higher than fiscal 2014, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 250 basis points) primarily attributable to shifts in mix to higher-priced products and, to a lesser extent, increased prices, in part in response to inflationary conditions in certain territories;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 190 basis points) largely due to shifts in mix to higher-cost products, labor input cost inflation and higher air freight costs, in part to mitigate the negative impacts from product delays due to the West Coast port congestion in the United States;

•	Growth in our higher-margin DTC business (increasing gross margin approximately 40 basis points); and

•	Changes in foreign currency exchange rates (including gains and losses on hedge transactions) increased gross margin approximately 20 basis points.
Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, our consolidated gross margin was 120 basis points higher than fiscal 2013, primarily driven by the following factors:

•	Higher NIKE Brand average net selling prices (increasing gross margin approximately 160 basis points) attributable to both shifts in mix to higher-priced products and price increases;

•	Higher NIKE Brand product costs (decreasing gross margin approximately 50 basis points), primarily due to shifts in mix to higher-cost products, as well as labor input cost inflation;

•	Growth in our higher-margin DTC business (increasing gross margin approximately 40 basis points);

•	Improved margins due to cleaner closeout inventories (increasing margin approximately 20 basis points); and

•	Unfavorable changes in foreign currency exchange rates, including hedges (decreasing gross margin approximately 50 basis points).

Total Selling and Administrative Expense

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change		Fiscal 2013	% Change
Demand creation expense(1)	$3,213	$3,031	6%		$2,745	10%
Operating overhead expense	6,679	5,735	16%		5,051	14%
Total selling and administrative expense	$9,892	$8,766	13%		$7,796	12%
% of Revenues	32.3%	31.5%	80	bps	30.8%	70	bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Fiscal 2015 Compared to Fiscal 2014
Demand creation expense increased 6% for fiscal 2015 compared to the prior year, primarily due to support for key brand and consumer events, including the World Cup in early fiscal 2015, increased digital brand marketing, investments in DTC marketing and higher sports marketing expense. Changes in foreign currency exchange rates decreased growth in Demand creation expense by approximately 4 percentage points for fiscal 2015.
Operating overhead expense increased 16% compared to the prior year, primarily driven by investments in our rapidly growing DTC business, including new store openings and higher variable expenses, investments in operational infrastructure and consumer-focused digital capabilities and higher performance-based compensation. For fiscal 2015, changes in foreign currency exchange rates decreased growth in Operating overhead expense by approximately 3 percentage points.
Fiscal 2014 Compared to Fiscal 2013
Demand creation expense increased 10% compared to the prior year, mainly driven by marketing support for events, including the World Cup, higher sports marketing expense, key product launches and initiatives and investments to upgrade the presentation of our products in wholesale accounts. For fiscal 2014, changes in foreign currency exchange rates did not have a material impact on Demand creation expense.
Compared to the prior year, Operating overhead expense increased 14%, primarily attributable to growth in our DTC business driven by new store openings, higher personnel costs and e-commerce launches, as well as increased investments in our digital capabilities and corporate infrastructure. Changes in foreign currency exchange rates did not have a material impact on Operating overhead expense for fiscal 2014.
Other (Income) Expense, Net

(In millions)	Fiscal 2015	Fiscal 2014	Fiscal 2013
Other (income) expense, net	$(58)	$103	$(15)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Fiscal 2015 Compared to Fiscal 2014
Other (income) expense, net shifted from $103 million of other expense, net for fiscal 2014 to $58 million of other (income), net for fiscal 2015, primarily driven by a $147 million change to net foreign currency conversion gains, primarily due to significant hedge gains from available-for-sale investments, as well as an adverse legal judgment in the prior year related to a long outstanding bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international business and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $73 million for fiscal 2015.
Fiscal 2014 Compared to Fiscal 2013
Other (income) expense, net shifted from $15 million of other (income), net for fiscal 2013 to $103 million of other expense, net for fiscal 2014, primarily driven by a $90 million adverse change in foreign currency conversion gains and losses as well as an adverse legal judgment in the second quarter of fiscal 2014 related to a long outstanding bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $139 million for fiscal 2014.
Income Taxes

	Fiscal 2015	Fiscal 2014	% Change	Fiscal 2013	% Change
Effective tax rate	22.2%	24.0%	(180) bps	24.7%	(70) bps
Fiscal 2015 Compared to Fiscal 2014
The 180 basis point decrease in our effective tax rate for the fiscal year was primarily due to the favorable resolution of audits in several jurisdictions.

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

Operating Segments
Our reportable operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand DTC operations are managed within each geographic operating segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes(1)	Fiscal 2013	% Change	% Change Excluding Currency Changes(1)
North America	$13,740	$12,299	12%	12%	$11,158	10%	10%
Western Europe	5,709	4,979	15%	21%	4,193	19%	14%
Central & Eastern Europe	1,417	1,387	2%	15%	1,229	13%	15%
Greater China	3,067	2,602	18%	19%	2,478	5%	3%
Japan	755	771	-2%	9%	876	-12%	5%
Emerging Markets	3,898	3,949	-1%	8%	3,832	3%	13%
Global Brand Divisions(2)	115	125	-8%	-2%	115	9%	6%
Total NIKE Brand Revenues	28,701	26,112	10%	14%	23,881	9%	11%
Converse	1,982	1,684	18%	21%	1,449	16%	15%
Corporate(3)	(82)	3	—	—	(17)	—	—
TOTAL NIKE, INC. REVENUES	$30,601	$27,799	10%	14%	$25,313	10%	11%

(1)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations.

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

The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2015	Fiscal 2014(1)	% Change	Fiscal 2013(1)	% Change
North America	$3,645	$3,077	18%	$2,639	17%
Western Europe	1,277	855	49%	643	33%
Central & Eastern Europe	247	279	-11%	234	19%
Greater China	993	816	22%	813	0%
Japan	100	131	-24%	139	-6%
Emerging Markets	818	952	-14%	985	-3%
Global Brand Divisions	(2,263)	(1,993)	-14%	(1,716)	-16%
Total NIKE Brand	4,817	4,117	17%	3,737	10%
Converse	517	496	4%	425	17%
Corporate	(1,101)	(1,036)	-6%	(909)	-14%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	4,233	3,577	18%	3,253	10%
Interest expense (income), net	28	33	—	(3)	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$4,205	$3,544	19%	$3,256	9%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation. These changes had no impact on previously reported results of operations or shareholders’ equity.
North America

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$8,506	$7,495	13%	14%	$6,751	11%	11%
Apparel	4,410	3,937	12%	12%	3,591	10%	10%
Equipment	824	867	-5%	-5%	816	6%	6%
TOTAL REVENUES	$13,740	$12,299	12%	12%	$11,158	10%	10%
Revenues by:
Sales to Wholesale Customers	$10,243	$9,296	10%	10%	$8,571	8%	9%
Sales Direct to Consumer	3,497	3,003	16%	17%	2,587	16%	16%
TOTAL REVENUES	$13,740	$12,299	12%	12%	$11,158	10%	10%
EARNINGS BEFORE INTEREST AND TAXES	$3,645	$3,077	18%		$2,639	17%
Fiscal 2015 Compared to Fiscal 2014
North America revenues increased 12%, despite congestion at ports on the West Coast of the United States in the second half of the fiscal year, which affected the Company's supply chain and flow of product to customers. Revenue growth was driven by nearly all key categories for fiscal 2015, led by our Basketball, Sportswear and Men's and Women's Training categories. On a constant currency basis, DTC revenue grew 17% for fiscal 2015, fueled by comparable store sales growth of 8%, strong online sales growth and the addition of new stores.
Footwear revenue growth was driven by increases in most key categories, notably Basketball and Sportswear. Unit sales of footwear for fiscal 2015 increased 6% and higher average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair was primarily due to shifts in mix to higher-priced products, and to a lesser extent, price increases.
Apparel revenue growth was attributable to strong demand in most key categories, led by Sportswear, Men's Training, Women's Training and Running, partially offset by slight declines in Football (Soccer) and Action Sports. For fiscal 2015, unit sales of apparel increased 9% and higher average selling price per unit contributed approximately 3 percentage points of apparel revenue growth. The increase in average selling price per unit was driven primarily by the favorable impact of our higher-priced DTC business, as well as shifts in mix to higher-priced products.
EBIT grew 18% for fiscal 2015 as a result of higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 110 basis points due to shifts in mix to higher-priced products, improved off-price product margins and lower inventory obsolescence costs, partially offset by higher product input and logistics costs. Selling and administrative expense decreased as a percent of revenues despite higher demand creation expense to support key brand and sporting events and higher sports marketing expense. Operating overhead costs also increased to support DTC growth and investments in infrastructure, as well as higher performance-based compensation costs.
Fiscal 2014 Compared to Fiscal 2013
Our continued focus on the category offense drove increased demand for NIKE Brand products across all key categories for fiscal 2014. Our Basketball, Men's Training, Running and Sportswear categories fueled the revenue growth in fiscal 2014. DTC revenue growth in North America for fiscal 2014 was driven by a 7% increase in comparable store sales, the addition of 16 net new stores and strong online sales growth.

Footwear revenue growth in North America was driven by higher demand in nearly all key categories, led by our Basketball, Running and Sportswear categories. For fiscal 2014, unit sales increased 7% and average selling price per pair contributed 4 percentage points of footwear revenue growth. The increase in average selling price per pair was driven by price increases and shifts in mix toward higher-priced products in nearly equal amounts.
North America apparel revenue growth was fueled by higher demand in all key categories, most notably our Men's Training, Women's Training and Sportswear categories. Unit sales increased 6% and average selling price per unit contributed approximately 4 percentage points of apparel revenue growth. The increase in average selling price per unit was primarily driven by price increases, and to a lesser extent, shifts in mix to higher-priced products.
EBIT grew faster than revenues due to gross margin expansion and slight selling and administrative expense leverage. Gross margin increased 120 basis points for fiscal 2014, reflecting pricing initiatives as well as lower product costs as a result of favorable changes in product mix. These gross margin benefits were partially offset by higher off-price mix. Selling and administrative expenses grew in line with revenues as a result of higher operating overhead costs to support DTC growth and higher demand creation expense in support of the World Cup and key product and brand initiatives.
Western Europe

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$3,876	$3,299	17%	25%	$2,657	24%	20%
Apparel	1,555	1,427	9%	14%	1,289	11%	7%
Equipment	278	253	10%	15%	247	2%	-1%
TOTAL REVENUES	$5,709	$4,979	15%	21%	$4,193	19%	14%
Revenues by:
Sales to Wholesale Customers	$4,455	$4,022	11%	17%	$3,481	16%	11%
Sales Direct to Consumer	1,254	957	31%	40%	712	34%	29%
TOTAL REVENUES	$5,709	$4,979	15%	21%	$4,193	19%	14%
EARNINGS BEFORE INTEREST AND TAXES	$1,277	$855	49%		$643	33%
Fiscal 2015 Compared to Fiscal 2014
Excluding the changes in currency exchange rates, revenues for fiscal 2015 increased 21% and grew in every territory, led by AGS (Austria, Germany and Switzerland) and the UK & Ireland, our largest territories in Western Europe, which grew 27% and 20%, respectively. Revenues grew for every key category, most notably Sportswear and Running. DTC revenues grew 40%, driven by comparable store sales growth of 24%, strong online sales growth and the addition of new stores.
The constant currency footwear revenue growth was driven by increases in nearly every category, most notably Sportswear, Running and Football (Soccer). For fiscal 2015, unit sales of footwear increased 20% and average selling price per pair contributed approximately 5 percentage points of footwear revenue growth. The increase in average selling price per pair was driven equally by shifts in mix to higher-priced products and the favorable impact of growth in our higher-priced DTC business.
The constant currency apparel revenue growth was attributable to increases in nearly all key categories, led by Sportswear, Women's Training and Running, partially offset by a slight decline in Football (Soccer) primarily due to the impact of World Cup in fiscal 2014. Unit sales of apparel in fiscal 2015 increased 14% while average selling price per unit was flat compared to the prior year.
Despite the negative translation impact from changes in foreign currency exchange rates, most notably the Euro, reported EBIT grew 49% for fiscal 2015 as a result of strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 190 basis points, primarily due to favorable standard foreign currency exchange rates and higher average selling prices, which were only partially offset by higher product costs. Selling and administrative expense decreased as a percent of revenues despite increases in operating overhead, primarily as a result of higher costs to support our growing DTC business. Demand creation increased largely as a result of higher sports marketing and digital demand creation costs.
Fiscal 2014 Compared to Fiscal 2013
On a currency-neutral basis, all territories in Western Europe reported revenue growth for fiscal 2014, except Italy and Iberia, which declined 7% and 1%, respectively. Revenues for the U.K. & Ireland and AGS increased 20% and 23%, respectively. On a category basis, revenue growth in fiscal 2014 was fueled by our Running, Football (Soccer) and Sportswear categories. The growth in DTC revenues for fiscal 2014 was driven by 17% growth in comparable store sales, rapid growth in online sales and the addition of 19 net new stores.
Constant currency footwear revenue growth in Western Europe reflected increases in every key category, most notably our Sportswear, Running, Football (Soccer) and Basketball categories. Unit sales in fiscal 2014 increased 11% and average selling price per pair contributed approximately 9 percentage points of footwear revenue growth. The increase in average price per pair was primarily the result of price increases, shifts in mix to higher-priced products and lower discounts.
The constant currency increase in Western Europe apparel revenue was due to increases in Football (Soccer), Running and Women's Training, partially offset by a decline in Sportswear. Unit sales increased 3% while average selling price per unit contributed approximately 4 percentage points of apparel revenue growth, driven primarily by lower discounts on off-price closeout sales compared to the prior year.

On a reported basis, EBIT for fiscal 2014 grew at a faster rate than revenues as a result of a 150 basis point increase in gross margin and selling and administrative expense leverage. The gross margin increase was fueled by higher average selling prices, growth in our higher-margin DTC business, lower discounts and lower off-price mix, which more than offset unfavorable standard foreign currency exchange rates and higher product input costs. Selling and administrative expense was lower as a percent of revenue despite higher operating overhead costs to support growth in our DTC business and higher demand creation spending for sports marketing and support for key events, such as the World Cup.
Central & Eastern Europe

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$827	$763	8%	22%	$672	14%	15%
Apparel	495	532	-7%	5%	468	14%	17%
Equipment	95	92	3%	14%	89	3%	7%
TOTAL REVENUES	$1,417	$1,387	2%	15%	$1,229	13%	15%
Revenues by:
Sales to Wholesale Customers	$1,237	$1,245	-1%	11%	$1,126	11%	13%
Sales Direct to Consumer	180	142	27%	48%	103	38%	45%
TOTAL REVENUES	$1,417	$1,387	2%	15%	$1,229	13%	15%
EARNINGS BEFORE INTEREST AND TAXES	$247	$279	-11%		$234	19%
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, Central & Eastern Europe revenues for fiscal 2015 grew 15%, attributable to increases in most territories. Turkey, one of our largest territories, grew 23% and our distributors business grew 18%, while revenues declined in Israel, our smallest territory. On a category basis, revenue growth was driven by increases in most key categories, primarily Sportswear and Running. DTC revenues increased 48%, driven by strong comparable store sales growth of 28%, the addition of new stores and online sales growth.
The constant currency growth in footwear revenue in fiscal 2015 was driven by growth in nearly all key categories, most notably Sportswear and Running. Unit sales of footwear increased 11% and increases in average selling price per pair contributed approximately 11 percentage points of footwear revenue growth. The increase in average selling price per pair was driven by price increases in response to inflationary conditions in certain territories, as well as shifts in mix to higher-priced products.
The constant currency growth in apparel revenue in fiscal 2015 resulted from growth in most key categories, led by Sportswear and Running, partially offset by a decline in Football (Soccer) due to comparison to strong sales related to the World Cup in fiscal 2014. Unit sales of apparel increased 1% and increases in average selling price per unit contributed approximately 4 percentage points of apparel revenue growth. The increase in average selling price per unit was primarily due to price increases in response to inflationary conditions in certain territories.
On a reported basis, EBIT declined 11% for fiscal 2015, primarily reflecting the impact of weakening foreign currency exchange rates. Reported revenue increases and slight selling and administrative expense leverage were more than offset by lower gross margin. Gross margin decreased 340 basis points as higher product costs and unfavorable standard foreign currency exchange rates were only partially offset by higher average selling prices. Selling and administrative expense decreased as a percent of revenue despite increases in both demand creation and operating overhead. Operating overhead increased primarily as a result of investments in our growing DTC business, while demand creation increased as a result of higher sports marketing costs.
Fiscal 2014 Compared to Fiscal 2013
On a currency-neutral basis, Central & Eastern Europe revenues for fiscal 2014 were driven by growth across nearly all territories, particularly Russia, our largest territory, which grew 14%, and Turkey, which grew 17%. Revenue growth was driven by growth in nearly every key category, led by Football (Soccer) and Running.
Constant currency footwear revenue growth in fiscal 2014 was driven by growth in nearly all categories, most notably Running and Football (Soccer). Unit sales increased 11% while average selling price per pair contributed approximately 4 percentage points of footwear revenue growth, due primarily to price increases.
Constant currency apparel revenue growth in fiscal 2014 was driven by growth in every key category, led by Football (Soccer) and Running. Unit sales increased 15%, while average selling price per unit contributed approximately 2 percentage points of apparel revenue growth, driven by price increases.
On a reported basis, EBIT grew faster than revenues primarily due to gross margin improvement, partially offset by higher selling and administrative expense. Gross margin increased 180 basis points, primarily driven by price increases, a shift in mix to higher-margin products, warehousing efficiencies and the favorable impact of our higher-margin DTC business, partially offset by unfavorable standard foreign currency exchange rates. Selling and administrative expense increased as a result of higher demand creation expense to support key events as well as higher operating overhead to support overall growth, including our expanding DTC business.

Greater China

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,016	$1,600	26%	28%	$1,495	7%	5%
Apparel	925	876	6%	7%	844	4%	1%
Equipment	126	126	0%	1%	139	-9%	-11%
TOTAL REVENUES	$3,067	$2,602	18%	19%	$2,478	5%	3%
Revenues by:
Sales to Wholesale Customers	$2,233	$2,041	9%	11%	$2,079	-2%	-4%
Sales Direct to Consumer	834	561	49%	51%	399	41%	38%
TOTAL REVENUES	$3,067	$2,602	18%	19%	$2,478	5%	3%
EARNINGS BEFORE INTEREST AND TAXES	$993	$816	22%		$813	0%
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, Greater China revenue growth for fiscal 2015 was driven by higher revenues in our Sportswear, Running and Basketball categories, partially offset by small declines in other categories. Strong growth in DTC revenues reflected a 28% increase in comparable store sales, strong online sales growth and the addition of new stores.
Constant currency footwear revenue growth in fiscal 2015 was driven by increased sales in our Sportswear, Running and Basketball categories, partially offset by small declines in other categories. Unit sales of footwear increased 20% for fiscal 2015 while increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair was due primarily to an increase in the proportion of revenues from our higher-priced DTC business.
Constant currency apparel revenue growth in fiscal 2015 was driven by increases in the Sportswear, Running and Basketball categories, partially offset by decreases in other categories, primarily Football (Soccer) and Men’s Training. For fiscal 2015, unit sales of apparel increased 8% while changes in average selling price per unit reduced apparel revenues by approximately 1 percentage point. The decline in average selling price per unit was due primarily to shifts in mix to lower-priced products, partially offset by increased revenues from our higher-priced DTC business.
On a reported basis, EBIT increased 22% for fiscal 2015 as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased 270 basis points primarily due to higher average selling prices and an increase in the proportion of revenues from our higher-margin DTC business, partially offset by higher product costs. Selling and administrative expense increased due to higher operating overhead to support growth initiatives, primarily related to our DTC operations, as well as higher demand creation spending, primarily for sports marketing.
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, Greater China revenues increased 3% in fiscal 2014, primarily driven by strong growth in our DTC business, which represented 22% of total Greater China revenues for fiscal 2014. The growth in DTC revenues reflected a 20% increase in comparable store sales, the addition of 30 net new stores, as well as online sales growth. The increase in DTC revenues more than offset a 4% decrease in sales in our wholesale business as we continued to manage the amount of product sold into the market and worked with our wholesale partners to optimize product mix for the consumer. On a category basis, higher revenues in our Basketball, Sportswear and Running categories more than offset declines in Men's Training, Action Sports and Women's Training.
Constant currency footwear revenue growth in fiscal 2014 was driven by increased sales in our Basketball and Sportswear categories, partially offset by declines in our Men's Training, Running and Action Sports categories. Unit sales for fiscal 2014 were flat compared to the prior year while average selling price per pair contributed approximately 5 percentage points of footwear revenue growth. The increase in average selling price per pair was driven by favorable revenue mix resulting from a higher percent of sales from our higher-priced DTC business, as well as shifts in mix to higher-priced products.
Constant currency apparel revenue growth for fiscal 2014 was driven by increases in the Running, Sportswear and Basketball categories, partially offset by decreases in Men's Training and Women's Training. Apparel unit sales in fiscal 2014 were 1% higher while average selling price per unit was flat.
Fiscal 2014 reported EBIT was flat compared to the prior year as reported revenue and gross margin increases were offset by higher selling and administrative expense as a percent of sales. Gross margin increased 150 basis points as higher average selling prices, growth in our higher-margin DTC business and improved margins on closeout sales more than offset higher product input costs and unfavorable product mix. Selling and administrative expense increased due to higher operating overhead costs driven by increased investments to support DTC growth and our new Greater China headquarters in Shanghai, as well as higher demand creation spending.

Japan

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$452	$409	11%	23%	$439	-7%	11%
Apparel	230	276	-17%	-8%	337	-18%	-2%
Equipment	73	86	-15%	-6%	100	-14%	2%
TOTAL REVENUES	$755	$771	-2%	9%	$876	-12%	5%
Revenues by:
Sales to Wholesale Customers	$536	$597	-10%	0%	$700	-15%	1%
Sales Direct to Consumer	219	174	26%	40%	176	-1%	18%
TOTAL REVENUES	$755	$771	-2%	9%	$876	-12%	5%
EARNINGS BEFORE INTEREST AND TAXES	$100	$131	-24%		$139	-6%
Fiscal 2015 Compared to Fiscal 2014
Constant currency revenues for Japan increased 9% in fiscal 2015, driven primarily by increases in Sportswear, Basketball and Running, partially offset by declines in Men's Training, Golf and Women's Training. DTC revenues grew 40% in fiscal 2015 driven by a 20% increase in comparable store sales, strong online sales growth and the addition of new stores.
On a reported basis, fiscal 2015 EBIT decreased 24% compared to the prior year period, reflecting the impact of the weaker Yen. Gross margin decreased 270 basis points as unfavorable standard foreign currency exchange rates and higher product costs more than offset higher average selling prices and an increase in the proportion of revenues from our higher-margin DTC business. Selling and administrative expense increased as a percent of revenues as higher operating overhead, primarily to support our expanding DTC business, was only partially offset by a decrease in demand creation expense.
Fiscal 2014 Compared to Fiscal 2013
On a currency-neutral basis, revenues increased 5% for Japan, driven by higher revenues in Sportswear, Football (Soccer) and Basketball, partially offset by lower revenues in Men's Training and Golf.
Fiscal 2014 EBIT decreased 6% as a 12% decline in reported revenues, due to the weaker Yen, was only partially offset by higher gross margin and selling and administrative expense leverage. Gross margin increased 20 basis points as higher average selling prices, favorable off-price mix and the favorable impact of higher-margin DTC revenues were mostly offset by unfavorable standard foreign currency exchange rates. The decrease in selling and administrative expense in fiscal 2014 was attributable to lower operating overhead and demand creation spending.
 Emerging Markets

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,641	$2,642	0%	9%	$2,621	1%	10%
Apparel	1,021	1,061	-4%	5%	962	10%	21%
Equipment	236	246	-4%	5%	249	-1%	9%
TOTAL REVENUES	$3,898	$3,949	-1%	8%	$3,832	3%	13%
Revenues by:
Sales to Wholesale Customers	$3,247	$3,483	-7%	2%	$3,443	1%	11%
Sales Direct to Consumer	651	466	40%	51%	389	20%	28%
TOTAL REVENUES	$3,898	$3,949	-1%	8%	$3,832	3%	13%
EARNINGS BEFORE INTEREST AND TAXES	$818	$952	-14%		$985	-3%
Fiscal 2015 Compared to Fiscal 2014
On a currency-neutral basis, fiscal 2015 revenues for Emerging Markets increased 8%, driven by growth in 7 of 9 territories. Growth was led by one of our largest territories, SOCO (which includes Argentina, Uruguay and Chile), which grew 28%, and our Pacific territory (which includes Australia and New Zealand), which grew 26%. Revenues in our Mexico and Brazil territories decreased 21% and 3%, respectively. The decrease in Mexico was attributable to efforts to liquidate excess inventory in the marketplace largely resulting from an inconsistent flow of product to customers following distribution center transition issues in fiscal 2014, while the decrease in Brazil was primarily due to challenging macroeconomic conditions and comparison to strong sales related to the World Cup in fiscal 2014. On a category basis, revenues were higher in most key categories, led by Sportswear, Running and Basketball, partially offset by a decline in Football (Soccer). DTC revenues increased 51% compared to fiscal 2014, driven by strong comparable store sales growth of 26%, the addition of new stores and online sales growth.

The constant currency growth in footwear revenue for fiscal 2015 was attributable to increases in several key categories, most notably Sportswear, Basketball, Action Sports and Running. Unit sales of footwear decreased 2% while average selling price per pair contributed approximately 11 percentage points of footwear revenue growth. The increase in average selling price per pair was primarily due to price increases in response to inflationary conditions in certain Latin American countries, particularly Argentina, as well as shifts in mix to higher-priced products and the favorable impact of growth in our higher-priced DTC business.
Constant currency apparel revenue growth was due to increases in nearly all key categories, primarily Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer) revenues due to higher World Cup sales in fiscal 2014. Unit sales of apparel decreased 1% while average selling price per unit contributed approximately 6 percentage points of apparel revenue growth. The increase in average selling price per unit was primarily attributable to an increase in revenues from our higher-priced DTC business, and to a lesser extent, price increases in response to inflationary conditions.
On a reported basis, EBIT decreased 14% primarily due to reported revenue declines, lower gross margin and higher selling and administrative expense, as well as the impact of weakening foreign currency exchange rates. Gross margin decreased 140 basis points due to unfavorable standard foreign currency exchange rates, higher inventory obsolescence and higher off-price mix, partially offset by higher average selling prices. Selling and administrative expense increased due to higher operating overhead costs, primarily to support DTC growth, as well as higher demand creation expense, in part as a result of support for the World Cup in early fiscal 2015 and higher sports marketing expense.
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, fiscal 2014 revenues for Emerging Markets increased 13% as a result of growth across nearly every territory. Our largest territory, Brazil, grew 19%, while our SOCO territory grew 25%. Mexico revenues decreased 3% largely as a result of shipping delays caused by issues with a distribution center transition in the first half of fiscal 2014. On a category basis, revenues were higher in nearly every category, led by Football (Soccer), Running and Sportswear.
Constant currency footwear revenue growth for fiscal 2014 was driven by growth in nearly every key category, led by Running, Sportswear, Football (Soccer) and Action Sports. Unit sales for fiscal 2014 increased 4% and average selling price per pair contributed approximately 6 percentage points of footwear revenue growth. The increase in average selling price per pair was primarily driven by price increases, in part reflecting inflationary conditions in certain Latin American territories, and to a lesser extent, shifts in mix to higher-priced products.
Constant currency apparel revenue increased driven by growth in every key category, most notably Football (Soccer) and Running. Unit sales increased 11% and average selling price per unit contributed approximately 10 percentage points of apparel revenue growth, primarily due to price increases, in part reflecting inflationary conditions in certain Latin American territories.
Fiscal 2014 reported EBIT decreased primarily due to a decline in gross margin, higher selling and administrative expense and weaker currencies in a number of developing markets. Gross margin decreased 30 basis points due primarily to unfavorable foreign currency exchange rates, higher product costs, higher warehousing costs related to distribution center transition challenges in Mexico and higher discounts, which more than offset higher average selling prices. Selling and administrative expense increased due to higher operating overhead costs to support the expansion of our DTC business and infrastructure investments to support growth, as well as increases in demand creation spending to support the World Cup and key product launches.
Global Brand Divisions

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues	$115	$125	-8%	-2%	$115	9%	6%
(Loss) Before Interest and Taxes	$(2,263)	$(1,993)	14%		$(1,716)	16%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2015 Compared to Fiscal 2014
Global Brand Divisions' loss before interest and taxes increased $270 million in fiscal 2015, primarily due to higher operating overhead reflecting continued investments in operational infrastructure, including digital capabilities, consumer engagement and supply chain initiatives, as well as higher performance-based compensation. Demand creation expense increased slightly due to support for the World Cup in the first quarter of fiscal 2015 and key brand and consumer events.
Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, Global Brand Divisions' loss before interest and taxes increased $277 million, primarily driven by an increase in centrally managed product costs, increased investments in our digital infrastructure, as well as higher demand creation spending in the fourth quarter of fiscal 2014 to support the World Cup and product creation and design initiatives.

Converse

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	% Change Excluding Currency Changes	Fiscal 2013	% Change	% Change Excluding Currency Changes
Revenues	$1,982	$1,684	18%	21%	$1,449	16%	15%
Earnings Before Interest and Taxes	$517	$496	4%		$425	17%
In territories we define as “direct distribution markets” Converse designs, markets and sells products directly to distributors, wholesale customers and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. Converse does not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalties to Converse for the use of its registered trademarks and other intellectual property rights.
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, revenues for Converse increased 21% for fiscal 2015. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 14%, contributing 12 percentage points of total revenue growth for fiscal 2015. Comparable direct distribution market unit sales increased 12% and average selling price per unit contributed approximately 2 percentage points of Converse comparable direct distribution market revenue growth. The United States market was the most significant contributor to the growth of comparable direct distribution markets due to volume increases with key wholesale customers and expansion of our DTC business. Conversion of markets from licensed to direct distribution contributed 8 percentage points of total Converse revenue growth for fiscal 2015, driven by conversion of several European markets, most significantly AGS (Austria, Germany and Switzerland). Revenues from comparable licensed markets increased 8% for fiscal 2015, contributing 1 percentage point of total Converse revenue growth.
EBIT for Converse increased 4% for fiscal 2015 as strong revenue growth was partially offset by lower gross margin and higher selling and administrative expense. Gross margin decreased 60 basis points primarily due to transitions of licensed markets to direct distribution markets. Selling and administrative expense increased for fiscal 2015, primarily due to higher operating overhead costs resulting from investments in infrastructure to support current and future growth, including market transitions, new systems and new headquarters, as well as higher intellectual property enforcement costs.
Fiscal 2014 Compared to Fiscal 2013
Excluding changes in currency exchange rates, revenues for Converse increased 15% for fiscal 2014. Comparable direct distribution markets grew 13%, contributing 10 percentage points of total revenue growth for fiscal 2014, primarily due to strength in our United States, China and United Kingdom markets. Comparable direct distribution market unit sales increased 12% and average selling price per unit contributed approximately 1 percentage point of Converse comparable direct distribution market revenue growth. Conversion of markets from licensed to direct distribution contributed 4 percentage points of total Converse revenue growth for fiscal 2014. Revenues from comparable licensed markets increased 8% for fiscal 2014, contributing 1 percentage point of total Converse revenue growth.
On a reported basis, EBIT at Converse grew 17% for fiscal 2014 as higher revenues and gross margin were partially offset by higher selling and administrative expense. Gross margin increased 80 basis points, primarily due to growth in higher-margin territories and products within our direct distribution markets. Selling and administrative expense grew faster than revenue for fiscal 2014 due to higher operating overhead to support growth initiatives and DTC expansion, as well as higher demand creation spending.
Corporate

(Dollars in millions)	Fiscal 2015	Fiscal 2014	% Change	Fiscal 2013	% Change
Revenues	$(82)	$3	—	$(17)	—
(Loss) Before Interest and Taxes	$(1,101)	$(1,036)	6%	$(909)	14%
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

Fiscal 2015 Compared to Fiscal 2014
For fiscal 2015, Corporate's loss before interest and taxes increased $65 million primarily due to the following:

•	a $211 million increase in corporate overhead expense related to corporate initiatives to support growth of the business as well as performance-based compensation;

•	a $144 million beneficial change from net foreign currency losses to net foreign currency gains, reported as a component of Other (income) expense, net; and

•
an approximate $2 million increase in foreign exchange losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these losses are reported as a component of consolidated gross margin.

Fiscal 2014 Compared to Fiscal 2013
For fiscal 2014, Corporate's loss before interest and taxes increased by $127 million primarily due to the following:

•	a $101 million increase in corporate overhead expense related to corporate initiatives to support the growth of the business as well as performance-based compensation;

•	a $90 million increase in net foreign currency losses, reported as a component of Other (income) expense, net; and

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

a.
Certain NIKE entities, including those supporting our North America, Greater China, Japan and European geographies, purchase product from the NTC, a wholly-owned sourcing hub that buys NIKE branded products from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC.

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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other (income) expense, net. Refer to Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.

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

Managing Transactional Exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge a portion of the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost purchase exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives component of the product cost exposures as discussed below.
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
Refer to Note 6 — Fair Value Measurements and Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at each reported period end.
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Other comprehensive income within the Consolidated Statements of Shareholders’ Equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $1,171 million and $288 million for the years ended May 31, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $221 million and $49 million for the years ended May 31, 2015 and 2014, respectively.
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

Refer to Note 6 — Fair Value Measurements and Note 17 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at each reported period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $73 million and $139 million on our Income before income taxes for the years ended May 31, 2015 and 2014, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of May 31, 2015 and 2014. There were no cash flows from net investment hedge settlements for the years ended May 31, 2015 and 2014.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $4,680 million for fiscal 2015 compared to $3,013 million for fiscal 2014. Our primary source of operating cash flow for fiscal 2015 was Net income of $3,273 million. Our fiscal 2015 change in working capital was a net cash inflow of $256 million as compared to a net cash outflow of $488 million for fiscal 2014. Our investments in working capital decreased due to increases in Accrued liabilities, primarily resulting from the receipt of $968 million of cash collateral from counterparties as a result of hedging activity. These amounts were partially offset by higher inventory levels resulting from business growth and West Coast port delays in North America, as well as lower Income taxes payable as a result of tax payments made in fiscal 2015 following the U.S. Unilateral Advance Pricing Agreement reached with the IRS in fiscal 2014.
Cash used by investing activities was $175 million for fiscal 2015, compared to a $1,207 million use of cash for fiscal 2014. The primary driver of the decrease in Cash used by investing activities was the net change in short-term investments (including sales, maturities and purchases) from net purchases to net sales/maturities. In fiscal 2015, there were $935 million of net sales/maturities compared to $328 million of net purchases of short-term investments in the same period of fiscal 2014. Additions to property, plant and equipment were $963 million in fiscal 2015 as compared to $880 million in fiscal 2014. The increase in Additions to property, plant and equipment resulted from continued investments in infrastructure to support current and future growth, primarily relating to expansion of our DTC operations as well as supply chain and corporate initiatives.
In fiscal 2016, we plan to continue investing in our infrastructure to support future growth, as well as expand our digital capabilities. We anticipate investing approximately 4% of revenue, a portion of which will be used for the continued expansion of our corporate facilities, new DTC stores and digital capabilities.
Cash used by financing activities was $2,790 million for fiscal 2015 compared to $2,914 million for fiscal 2014, a decrease of $124 million, as increased dividends were more than offset by an increase in proceeds from the exercise of stock options and the excess tax benefits from share-based payment arrangements.
In fiscal 2015, we purchased 29.0 million shares of NIKE’s Class B Common Stock for $2,534 million, an average price of $87.37. During fiscal 2013, we completed the four-year, $5 billion share repurchase program approved by our Board of Directors in September 2008. Under that program, we purchased a total of 118.8 million shares at an average price of $42.08. Subsequently, we began repurchases under a four-year, $8 billion program approved by the Board in September 2012. As of the end of fiscal 2015, we had repurchased 80.9 million shares at an average price of $73.55 for a total cost of $5,950 million under this current program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On November 1, 2011, we entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. The facility matures November 1, 2017. As of and for the periods ended May 31, 2015 and 2014, we had no amounts outstanding under our committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as a minimum capitalization ratio. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2015, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $1 billion commercial paper program. During the year ended May 31, 2015, we did not issue commercial paper, and as of May 31, 2015, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2016 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of May 31, 2015, we had cash, cash equivalents and short-term investments totaling $5.9 billion, of which $4.2 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of May 31, 2015 was $968 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and Short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2015 the weighted average remaining duration of our short-term investments and cash equivalents portfolio was 79 days.
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
Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2015 and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2016	2017	2018	2019	2020	Thereafter	Total
Operating Leases	$447	$423	$371	$311	$268	$1,154	$2,974
Capital Leases	2	2	1	—	—	—	5
Long-term Debt(1)	142	77	55	36	36	1,451	1,797
Endorsement Contracts(2)	1,009	919	882	706	533	2,143	6,192
Product Purchase Obligations(3)	3,735	—	—	—	—	—	3,735
Other(4)	343	152	75	72	36	92	770
TOTAL	$5,678	$1,573	$1,384	$1,125	$873	$4,840	$15,473

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2015 (if variable), timing of scheduled payments and the term of the debt obligations.

(2)
The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, sport team and league endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.

In addition to the cash payments, we are obligated to furnish our endorsers with NIKE product for their use. It is not possible to determine how much we will spend on this product on an annual basis as the contracts generally do not stipulate a specific amount of cash to be spent on the product. The amount of product provided to the endorsers will depend on many factors, including general playing conditions, the number of sporting events in which they participate and our own decisions regarding product and marketing initiatives. In addition, the costs to design, develop, source and purchase the products furnished to the endorsers are incurred over a period of time and are not necessarily tracked separately from similar costs incurred for products sold to customers.

(3)
We generally order product at least four to five months in advance of sale based primarily on futures orders received from customers. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process. The reported amounts exclude product purchase liabilities included in Accounts payable on the Consolidated Balance Sheet as of May 31, 2015.

(4)
Other amounts primarily include service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases. The reported amounts exclude those liabilities included in Accounts payable or Accrued liabilities on the Consolidated Balance Sheet as of May 31, 2015.

The total liability for uncertain tax positions was $438 million, excluding related interest and penalties, at May 31, 2015. We are not able to reasonably estimate when or if cash payments of the long-term liability for uncertain tax positions will occur.
We also have the following outstanding short-term debt obligations as of May 31, 2015. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

(In millions)	Outstanding as of May 31, 2015
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$74
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	78
As of May 31, 2015, the Company had letters of credit outstanding totaling $165 million. These letters of credit were issued primarily for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

Recently Adopted Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. This accounting standard was effective for us beginning June 1, 2014 and early adoption was permitted. We early adopted this guidance and the adoption did not have a material impact on our consolidated financial position or results of operations.
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

Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Based on the FASB's decision in July 2015 to defer the effective date and to allow more flexibility with implementation, we anticipate the new standard will be effective for us beginning June 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the effect the guidance will have on our consolidated financial position or results of operations.

Critical Accounting Policies
Our previous discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies. Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Certain of these critical accounting policies affect working capital account balances, including the policies for revenue recognition, the allowance for uncollectible accounts receivable, inventory reserves and contingent payments under endorsement contracts. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three fiscal quarters.
Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Revenue Recognition
We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and online store revenues are recorded upon delivery to the customer.

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
As part of our revenue recognition policy, we record estimated sales returns, discounts and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. Our post invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. We base our estimates on historical rates of product returns, discounts and claims, specific identification of outstanding claims and outstanding returns not yet received from customers and estimated returns, discounts and claims expected but not yet finalized with our customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts and claims were significantly greater or lower than the reserves we had established, we would record a reduction or increase to net revenues in the period in which we made such determination.
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
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When we determine payments are probable, the amounts are recorded in Demand creation expense ratably over the contract period based on our best estimate of the endorser's performance. In these instances, to the extent that actual payments to the endorser differ from our estimate due to changes in the endorser’s performance, increased or decreased Demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. We expense these payments in Cost of sales as the related sales occur. In certain contracts, we offer minimum guaranteed royalty payments. For contracts for which we estimate we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the guarantee period.
Property, Plant and Equipment and Definite-Lived Assets
Property, plant and equipment, including buildings, equipment and computer hardware and software are recorded at cost (including, in some cases, the cost of internal labor) and are depreciated over the estimated useful life. Changes in circumstances (such as technological advances or changes to our business operations) can result in differences between the actual and estimated useful lives. In those cases where we determine that the useful life of a long-lived asset should be shortened, we increase depreciation expense over the remaining useful life to depreciate the asset’s net book value to its salvage value.
We review the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, we would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, we will estimate the fair value of the asset group using appropriate valuation methodologies that would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.

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
In the absence of active markets for identical assets or liabilities, such measurements involve developing assumptions based on market observable data, including quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active. This pricing methodology applies to our Level 2 investments such as time deposits, commercial paper and bonds, U.S. Agency securities and money market funds.
Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.
A majority of our available-for-sale securities are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include a comparison to another independent pricing vendor.
Hedge Accounting for Derivatives
We use derivative contracts to hedge certain anticipated foreign currency and interest rate transactions as well as certain non-functional currency monetary assets and liabilities. When the specific criteria to qualify for hedge accounting has been met, changes in the fair value of contracts hedging probable forecasted future cash flows are recorded in Other comprehensive income, rather than Net income, until the underlying hedged transaction affects Net income. In most cases, this results in gains and losses on hedge derivatives being released from Other comprehensive income into Net income sometime after the maturity of the derivative. One of the criteria for this accounting treatment is that the notional value of these derivative contracts should not be in excess of specifically identified anticipated transactions. By their very nature, our estimates of anticipated transactions may fluctuate over time and may ultimately vary from actual transactions. When anticipated transaction estimates or actual transaction amounts decline below hedged levels, or if it is no longer probable that a forecasted transaction will occur by the end of the originally specified time period or within an additional two-month period of time thereafter, we are required to reclassify the cumulative change in fair value of the over-hedged portion of the related hedge contract from Other comprehensive income to Other (income) expense, net during the quarter in which the decrease occurs.
We have, in the past, used and may, in the future use, forward contracts or options to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. The change in fair value of the forward contracts or options hedging our net investments is reported in the cumulative translation adjustment component of Accumulated other comprehensive income within Total shareholders’ equity, to the extent effective, to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, the cumulative change in fair value of the over-hedged portion of the related hedge contract would be reported as Other (income) expense, net during the period in which changes occur.

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
Other Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us, including related legal costs, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. While we cannot predict the outcome of pending legal matters with certainty, we do not believe any currently identified claim, proceeding, or litigation, either individually or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

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
We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We use forward and options contracts to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third-party and intercompany transactions. We have, in the past, and may, in the future, also use forward or options contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements.
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2015 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. See section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, fixed-rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed-rate debt as well as pay-fixed, receive-variable forward-starting interest rate swaps for cash outflows of interest payments on future debt.

Market Risk Measurement
We monitor foreign exchange risk, interest rate risk and related derivatives using a variety of techniques including a review of market value, sensitivity analysis and Value-at-Risk (“VaR”). Our market-sensitive derivative and other financial instruments are foreign currency forward contracts, foreign currency option contracts, interest rate swaps, intercompany loans denominated in non-functional currencies, fixed interest rate U.S. Dollar denominated debt and fixed interest rate Japanese Yen denominated debt.
We use VaR to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments only. The VaR determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments. The VaR model estimates assume normal market conditions and a 95% confidence level. There are various modeling techniques that can be used in the VaR computation. Our computations are based on interrelationships between currencies and interest rates (a “variance/co-variance” technique). These interrelationships are a function of foreign exchange currency market changes and interest rate changes over the preceding one year period. The value of foreign currency options does not change on a one-to-one basis with changes in the underlying currency rate. We adjust the potential loss in option value for the estimated sensitivity (the “delta” and “gamma”) to changes in the underlying currency rate. This calculation reflects the impact of foreign currency rate fluctuations on the derivative instruments only and does not include the impact of such rate fluctuations on non-functional currency transactions (such as anticipated transactions, firm commitments, cash balances and accounts and loans receivable and payable), including those which are hedged by these instruments.
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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $117 million and $50 million at May 31, 2015 and 2014, respectively. The VaR increased year-over-year as a result of an increase in the total notional value of our foreign currency derivative portfolio, a longer weighted average duration on our outstanding trades and an increase in foreign currency volatilities at May 31, 2015. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $205 million and $70 million during fiscal 2015 and fiscal 2014, respectively.
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
During the year ended May 31, 2015, we entered into a series of forward-starting interest rate swap agreements. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuance of debt. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average interest rates for the fixed rate swapped to floating rate debt reflect the effective interest rates at May 31, 2015.

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$5	$5	$5	$5	$5	$4	$29	$31
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$5	$5	$5	$5	$5	$4	$29	$31
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate swapped to Floating rate
Principal payments	$100	$—	$—	$—	$—	$—	$100	$102
Average interest rate	0.4%	0.0%	0.0%	0.0%	0.0%	0.0%	0.4%
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$1	$38	$18	$—	$—	$1,000	$1,057	$1,027
Average interest rate	6.4%	6.2%	6.8%	0.0%	0.0%	2.9%	3.1%
Anticipated long-term U.S. Dollar debt issuance - Floating rate swapped to fixed rate
Notional(1)	$1,000	$—	$—	$—	$—	$—	$1,000	$76
Weighted-average fixed rate	2.3%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted-average floating rate	0.3%	0.0%	0.0%	0.0%	0.0%	0.0%
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
An internal Corporate Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of four outside directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews, with the independent registered public accounting firm, management and the internal audit staff, the scope and the results of the annual examination, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as the Audit Committee deems appropriate. The independent registered public accounting firm and the internal auditors have full access to the Committee, with and without the presence of management, to discuss any appropriate matters.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2015.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2015, as stated in their report herein.

Mark G. Parker	Donald W. Blair
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 23, 2015

NIKE, Inc. Consolidated Statements of Income

	Year Ended May 31,
(In millions, except per share data)	2015	2014	2013
Income from continuing operations:
Revenues	$30,601	$27,799	$25,313
Cost of sales	16,534	15,353	14,279
Gross profit	14,067	12,446	11,034
Demand creation expense	3,213	3,031	2,745
Operating overhead expense	6,679	5,735	5,051
Total selling and administrative expense	9,892	8,766	7,796
Interest expense (income), net (Notes 6, 7 and 8)	28	33	(3)
Other (income) expense, net (Note 17)	(58)	103	(15)
Income before income taxes	4,205	3,544	3,256
Income tax expense (Note 9)	932	851	805
NET INCOME FROM CONTINUING OPERATIONS	3,273	2,693	2,451
NET INCOME FROM DISCONTINUED OPERATIONS	—	—	21
NET INCOME	$3,273	$2,693	$2,472

Earnings per common share from continuing operations:
Basic (Notes 1 and 12)	$3.80	$3.05	$2.74
Diluted (Notes 1 and 12)	$3.70	$2.97	$2.68

Earnings per common share from discontinued operations:
Basic (Notes 1 and 12)	$—	$—	$0.02
Diluted (Notes 1 and 12)	$—	$—	$0.02

Dividends declared per common share	$1.08	$0.93	$0.81
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2015	2014	2013
Net income	$3,273	$2,693	$2,472
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment(1)	(20)	(32)	38
Change in net gains (losses) on cash flow hedges(2)	1,188	(161)	12
Change in net gains (losses) on other(3)	(7)	4	(8)
Change in release of cumulative translation loss related to Umbro(4)	—	—	83
Total other comprehensive income (loss), net of tax	1,161	(189)	125
TOTAL COMPREHENSIVE INCOME	$4,434	$2,504	$2,597

(1)	Net of tax benefit (expense) of $0 million, $0 million and $(13) million, respectively.

(2)	Net of tax benefit (expense) of $(31) million, $18 million and $(22) million, respectively.

(3)	Net of tax benefit (expense) of $0 million, $0 million and $1 million, respectively.

(4)	Net of tax benefit (expense) of $0 million, $0 million and $47 million, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2015	2014
ASSETS
Current assets:
Cash and equivalents (Note 6)	$3,852	$2,220
Short-term investments (Note 6)	2,072	2,922
Accounts receivable, net (Note 1)	3,358	3,434
Inventories (Notes 1 and 2)	4,337	3,947
Deferred income taxes (Note 9)	389	355
Prepaid expenses and other current assets (Notes 6 and 17)	1,968	818
Total current assets	15,976	13,696
Property, plant and equipment, net (Note 3)	3,011	2,834
Identifiable intangible assets, net (Note 4)	281	282
Goodwill (Note 4)	131	131
Deferred income taxes and other assets (Notes 6, 9 and 17)	2,201	1,651
TOTAL ASSETS	$21,600	$18,594
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 8)	$107	$7
Notes payable (Note 7)	74	167
Accounts payable (Note 7)	2,131	1,930
Accrued liabilities (Notes 5, 6 and 17)	3,951	2,491
Income taxes payable (Note 9)	71	432
Total current liabilities	6,334	5,027
Long-term debt (Note 8)	1,079	1,199
Deferred income taxes and other liabilities (Notes 6, 9, 13 and 17)	1,480	1,544
Commitments and contingencies (Note 16)
Redeemable preferred stock (Note 10)	—	—
Shareholders’ equity:
Common stock at stated value (Note 11):
Class A convertible — 178 and 178 shares outstanding	—	—
Class B — 679 and 692 shares outstanding	3	3
Capital in excess of stated value	6,773	5,865
Accumulated other comprehensive income (Note 14)	1,246	85
Retained earnings	4,685	4,871
Total shareholders’ equity	12,707	10,824
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,600	$18,594
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2015	2014	2013
Cash provided by operations:
Net income	$3,273	$2,693	$2,472
Income charges (credits) not affecting cash:
Depreciation	606	518	438
Deferred income taxes	(113)	(11)	20
Stock-based compensation (Note 11)	191	177	174
Amortization and other	43	68	64
Net foreign currency adjustments	424	56	66
Net gain on divestitures	—	—	(124)
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(216)	(298)	142
(Increase) in inventories	(621)	(505)	(219)
(Increase) in prepaid expenses and other current assets	(144)	(210)	(28)
Increase in accounts payable, accrued liabilities and income taxes payable	1,237	525	27
Cash provided by operations	4,680	3,013	3,032
Cash used by investing activities:
Purchases of short-term investments	(4,936)	(5,386)	(4,133)
Maturities of short-term investments	3,655	3,932	1,663
Sales of short-term investments	2,216	1,126	1,330
Investments in reverse repurchase agreements	(150)	—	—
Additions to property, plant and equipment	(963)	(880)	(598)
Disposals of property, plant and equipment	3	3	14
Proceeds from divestitures	—	—	786
(Increase) in other assets, net of other liabilities	—	(2)	(2)
Cash used by investing activities	(175)	(1,207)	(940)
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	—	986
Long-term debt payments, including current portion	(7)	(60)	(49)
(Decrease) increase in notes payable	(63)	75	10
Payments on capital lease obligations	(19)	(17)	—
Proceeds from exercise of stock options and other stock issuances	514	383	313
Excess tax benefits from share-based payment arrangements	218	132	72
Repurchase of common stock	(2,534)	(2,628)	(1,674)
Dividends — common and preferred	(899)	(799)	(703)
Cash used by financing activities	(2,790)	(2,914)	(1,045)
Effect of exchange rate changes on cash and equivalents	(83)	(9)	36
Net increase (decrease) in cash and equivalents	1,632	(1,117)	1,083
Cash and equivalents, beginning of year	2,220	3,337	2,254
CASH AND EQUIVALENTS, END OF YEAR	$3,852	$2,220	$3,337
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$53	$53	$20
Income taxes	1,262	856	702
Non-cash additions to property, plant and equipment	206	167	137
Dividends declared and not paid	240	209	188
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2012	180	$—	736	$3	$4,641	$149	$5,526	$10,319
Stock options exercised			10		322			322
Conversion to Class B Common Stock	(2)		2					—
Repurchase of Class B Common Stock			(34)		(10)		(1,647)	(1,657)
Dividends on common stock ($0.81 per share)							(727)	(727)
Issuance of shares to employees			2		65			65
Stock-based compensation (Note 11)					174			174
Forfeiture of shares from employees			—		(8)		(4)	(12)
Net income							2,472	2,472
Other comprehensive income (loss)						125		125
Balance at May 31, 2013	178	$—	716	$3	$5,184	$274	$5,620	$11,081
Stock options exercised			11		445			445
Repurchase of Class B Common Stock			(37)		(11)		(2,617)	(2,628)
Dividends on common stock ($0.93 per share)							(821)	(821)
Issuance of shares to employees			2		78			78
Stock-based compensation (Note 11)					177			177
Forfeiture of shares from employees			—		(8)		(4)	(12)
Net income							2,693	2,693
Other comprehensive income (loss)						(189)		(189)
Balance at May 31, 2014	178	$—	692	$3	$5,865	$85	$4,871	$10,824
Stock options exercised			14		639			639
Repurchase of Class B Common Stock			(29)		(9)		(2,525)	(2,534)
Dividends on common stock ($1.08 per share)							(931)	(931)
Issuance of shares to employees			2		92			92
Stock-based compensation (Note 11)					191			191
Forfeiture of shares from employees			—		(5)		(3)	(8)
Net income							3,273	3,273
Other comprehensive income (loss)						1,161		1,161
Balance at May 31, 2015	178	$—	679	$3	$6,773	$1,246	$4,685	$12,707
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired sportswear products carrying the Swoosh trademark as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories, using the Jumpman trademark. Sales of Jordan Brand products are included within the NIKE Brand Basketball category. The Hurley brand is focused on surf and action sports and youth lifestyle footwear, apparel and accessories, using the Hurley trademark. Sales of Hurley brand products are included within the NIKE Brand Action Sports category. Converse designs, distributes, markets and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company”). All significant intercompany transactions and balances have been eliminated.
The Company completed the sale of Cole Haan during the third quarter ended February 28, 2013 and completed the sale of Umbro during the second quarter ended November 30, 2012. As a result, the Company reports the operating results of Cole Haan and Umbro in the Net income from discontinued operations line in the Consolidated Statements of Income for all applicable periods presented. There were no assets or liabilities of discontinued operations as of May 31, 2015 and May 31, 2014 (refer to Note 15 — Discontinued Operations). Unless otherwise indicated, the disclosures accompanying the Consolidated Financial Statements reflect the Company’s continuing operations.
On November 15, 2012, the Company announced a two-for-one split of both NIKE Class A and Class B Common shares. The stock split was a 100 percent stock dividend payable on December 24, 2012 to shareholders of record at the close of business on December 10, 2012. Common stock began trading at the split-adjusted price on December 26, 2012. All share numbers and per share amounts presented reflect the stock split.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.
Revisions
During the third quarter of fiscal 2015, management determined it had incorrectly reflected unrealized gains and losses from re-measurement of non-functional currency intercompany balances between certain of its foreign wholly-owned subsidiaries in its Consolidated Statements of Cash Flows. These unrealized gains and losses should have been classified as non-cash reconciling items from Net income to Cash provided by operations, but were instead reported on the Effect of exchange rate changes on cash and equivalents line of the Consolidated Statements of Cash Flows. This resulted in an understatement of Cash provided by operations reported on the Consolidated Statements of Cash Flows for certain prior periods; there was no impact for any period to Net increase (decrease) in cash and equivalents reported on the Consolidated Statements of Cash Flows, or Cash and equivalents reported on the Consolidated Statements of Cash Flows and Balance Sheets. The Company assessed the materiality of the misclassifications on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, codified in Accounting Standards Codification (“ASC”) 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the applicable Consolidated Statements of Cash Flows. For the three and six months ended August 31, 2014 and November 30, 2014 of fiscal 2015, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $95 million and $312 million, respectively. For the fiscal years ended May 31, 2014 and 2013, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $10 million and $64 million, respectively. These amounts have been reflected in the applicable tables below. As part of the revision to the Consolidated Statements of Cash Flows, the Company has updated its presentation to separately report Net foreign currency adjustments, which was previously included within Amortization and other.

The following are selected line items from the Company's Unaudited Condensed Consolidated Statements of Cash Flows illustrating the effect of these corrections:

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
The following are selected line items from the Company's Consolidated Statements of Cash Flows illustrating the effect of these corrections on the amounts previously reported in the Company's fiscal 2014 Annual Report on Form 10-K:

	NIKE, Inc. Consolidated Statements of Cash Flows
	Year Ended May 31, 2014			Year Ended May 31, 2013
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$2,693	$—	$2,693	$2,472	$—	$2,472
Income charges (credits) not affecting cash:
Amortization and other	114	(46)	68	66	(2)	64
Net foreign currency adjustments	—	56	56	—	66	66
Cash provided by operations	3,003	10	3,013	2,968	64	3,032
Effect of exchange rate changes on cash and equivalents	1	(10)	(9)	100	(64)	36
Net increase (decrease) in cash and equivalents	(1,117)	—	(1,117)	1,083	—	1,083
Cash and equivalents, beginning of year	3,337	—	3,337	2,254	—	2,254
CASH AND EQUIVALENTS, END OF YEAR	$2,220	$—	$2,220	$3,337	$—	$3,337
Recognition of Revenues
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and online store revenues are recorded upon delivery to the customer. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on historical rates, specific identification of outstanding claims and outstanding returns not yet received from customers and estimated discounts, returns and claims expected, but not yet finalized with customers. As of May 31, 2015 and 2014, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $724 million and $610 million, respectively.
Cost of Sales
Cost of sales consists primarily of inventory costs, as well as warehousing costs (including the cost of warehouse labor), third-party royalties, certain foreign currency hedge gains and losses and research, design and development costs.
Shipping and Handling Costs
Outbound shipping and handling costs are expensed as incurred and included in Cost of sales.

Operating Overhead Expense
Operating overhead expense consists primarily of payroll and benefit related costs, rent, depreciation and amortization, professional services and meetings and travel.
Demand Creation Expense
Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation. Advertising production costs are expensed the first time an advertisement is run. Advertising communication costs are expensed when the advertisement appears. Costs related to brand events are expensed when the event occurs. Costs related to retail brand presentation are expensed when the presentation is completed and delivered.
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
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When the Company determines payments are probable, the amounts are reported in demand creation expense ratably over the contract period based on our best estimate of the endorser's performance. In these instances, to the extent that actual payments to the endorser differ from the Company's estimate due to changes in the endorser’s performance, increased or decreased demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. The Company expenses these payments in Cost of sales as the related sales occur. In certain contracts, the Company offers minimum guaranteed royalty payments. For contracts for which the Company estimates it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the guarantee period.
Through cooperative advertising programs, the Company reimburses retail customers for certain costs of advertising the Company’s products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses were $3,213 million, $3,031 million and $2,745 million for the years ended May 31, 2015, 2014 and 2013, respectively. Prepaid advertising and promotion expenses totaled $455 million and $516 million at May 31, 2015 and 2014, respectively, and were recorded in Prepaid expenses and other current assets and Deferred income taxes and other assets depending on the period to which the prepayment applies.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, money market funds, time deposits and corporate debt securities with maturities of 90 days or less at the date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2015 and 2014, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.
At May 31, 2015 and 2014, Short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in Other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable consists primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $78 million and $78 million at May 31, 2015 and 2014, respectively, of which $24 million and $37 million, respectively, was classified as long-term and recorded in Deferred income taxes and other assets.

Inventory Valuation
Inventories are stated at lower of cost or market and valued on either an average or specific identification cost basis. For inventories in transit that represent direct shipments to customers, the related inventory and cost of sales are recognized on a specific identification basis. Inventory costs primarily consist of product cost from the Company's suppliers, as well as inbound freight, import duties, taxes, insurance and logistics and other handling fees.
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
Computer Software to be Sold, Leased or Otherwise Marketed. Development costs of computer software to be sold, leased or otherwise marketed as an integral part of a product are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.
Impairment of Long-Lived Assets
The Company reviews the carrying value of long-lived assets or asset groups to be used in operations whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Factors that would necessitate an impairment assessment include a significant adverse change in the extent or manner in which an asset is used, a significant adverse change in legal factors or the business climate that could affect the value of the asset or a significant decline in the observable market value of an asset, among others. If such facts indicate a potential impairment, the Company would assess the recoverability of an asset group by determining if the carrying value of the asset group exceeds the sum of the projected undiscounted cash flows expected to result from the use and eventual disposition of the assets over the remaining economic life of the primary asset in the asset group. If the recoverability test indicates that the carrying value of the asset group is not recoverable, the Company will estimate the fair value of the asset group using appropriate valuation methodologies, which would typically include an estimate of discounted cash flows. Any impairment would be measured as the difference between the asset group’s carrying amount and its estimated fair value.
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

Operating Leases
The Company leases retail store space, certain distribution and warehouse facilities, office space and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense for non-cancelable operating leases with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property. Certain leases also provide for contingent rents, which are determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
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
Pricing vendors are utilized for certain Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates and considers nonperformance risk of the Company and that of its counterparties.
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
The Company’s global subsidiaries have various assets and liabilities, primarily receivables and payables, which are denominated in currencies other than their functional currency. These balance sheet items are subject to re-measurement, the impact of which is recorded in Other (income) expense, net, within the Consolidated Statements of Income.
Accounting for Derivatives and Hedging Activities
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (a component of Total shareholders’ equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash used by investing activities component of the Consolidated Statement of Cash Flows. For the Company’s fair value hedges, which are interest rate swaps used to mitigate the change in fair value of its fixed-rate debt attributable to changes in interest rates, the related cash flows from periodic interest payments are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. Refer to Note 17 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.
Stock-Based Compensation
The Company estimates the fair value of options and stock appreciation rights granted under the NIKE, Inc. 1990 Stock Incentive Plan (the “1990 Plan”) and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as Operating overhead expense in the Consolidated Statements of Income over the vesting period using the straight-line method.
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
Recently Adopted Accounting Standards
In July 2013, the FASB issued an accounting standards update intended to provide guidance on the presentation of unrecognized tax benefits, reflecting the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses or tax credit carryforwards exist. This accounting standard was effective for the Company beginning June 1, 2014 and early adoption was permitted. Management early adopted this guidance and the adoption did not have a material impact on the Company's consolidated financial position or results of operations.
In July 2012, the FASB issued an accounting standards update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standards update was effective for the Company beginning June 1, 2013. The adoption of this standard did not have a material impact on the Company's consolidated financial position or results of operations.
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
Recently Issued Accounting Standards
In May 2014, the FASB issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Based on the FASB's decision in July 2015 to defer the effective date and to allow more flexibility with implementation, the Company anticipates the new standard will be effective for the Company beginning June 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $4,337 million and $3,947 million at May 31, 2015 and 2014, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment, net included the following:

	As of May 31,
(In millions)	2015	2014
Land	$273	$270
Buildings	1,250	1,261
Machinery, equipment and internal-use software	3,329	3,376
Leasehold improvements	1,150	1,066
Construction in process	350	247
Total property, plant and equipment, gross	6,352	6,220
Less accumulated depreciation	3,341	3,386
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,011	$2,834
Capitalized interest was not material for the years ended May 31, 2015, 2014 and 2013. The Company had $5 million and $74 million in capital lease obligations as of May 31, 2015 and May 31, 2014, respectively, included in machinery, equipment and internal-use software. During the fiscal year ended May 31, 2015, the Company restructured the terms of certain capital leases, which now qualify as operating leases.

NOTE 4 — Identifiable Intangible Assets and Goodwill
Identifiable intangible assets, net consists of indefinite-lived trademarks, which are not subject to amortization, and acquired trademarks and other intangible assets, which are subject to amortization. At May 31, 2015 and 2014, indefinite-lived trademarks were $281 million and $282 million, respectively. Acquired trademarks and other intangible assets at May 31, 2015 and 2014 were $17 million and $39 million, respectively, and were fully amortized at the end of both periods. Goodwill was $131 million at May 31, 2015 and 2014 of which $65 million and $64 million were included in the Converse segment in the respective periods. The remaining amounts were included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2015	2014
Compensation and benefits, excluding taxes	$997	$782
Collateral received from counterparties to hedging instruments	968	—
Endorsement compensation	388	328
Dividends payable	240	209
Import and logistics costs	207	127
Taxes other than income taxes	174	204
Fair value of derivatives	162	85
Advertising and marketing	117	133
Other(1)	698	623
TOTAL ACCRUED LIABILITIES	$3,951	$2,491

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2015 and 2014.

NOTE 6 — Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 and 2014 and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2015
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$615	$615	$—	$—
Level 1:
U.S. Treasury securities	869	225	644	—
Level 2:
Time deposits	684	684	—	—
U.S. Agency securities	976	110	866	—
Commercial paper and bonds	914	352	562	—
Money market funds	1,866	1,866	—	—
Total level 2	4,440	3,012	1,428	—
Level 3:
Non-marketable preferred stock	8	—	—	8
TOTAL	$5,932	$3,852	$2,072	$8

	As of May 31, 2014
(In millions)	Assets at Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$780	$780	$—	$—
Level 1:
U.S. Treasury securities	1,137	151	986	—
Level 2:
Time deposits	227	227	—	—
U.S. Agency securities	1,027	25	1,002	—
Commercial paper and bonds	959	25	934	—
Money market funds	1,012	1,012	—	—
Total level 2	3,225	1,289	1,936	—
Level 3:
Non-marketable preferred stock	7	—	—	7
TOTAL	$5,149	$2,220	$2,922	$7
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 17 — Risk Management and Derivatives). Cash collateral received related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statement of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to the accounting standards for non-cash collateral received.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2015 and May 31, 2014, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of May 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,554	$1,034	$520	$164	$160	$4
Embedded derivatives	7	2	5	11	2	9
Interest rate swaps(2)	78	78	—	—	—	—
TOTAL	$1,639	$1,114	$525	$175	$162	$13

(1)
If the foreign exchange derivative instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $161 million as of May 31, 2015. As of that date, the Company had received $900 million of cash collateral and $74 million of securities from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of May 31, 2015.

(2)	As of May 31, 2015, the Company had received $68 million of cash collateral related to its interest rate swaps.

	As of May 31, 2014
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$127	$101	$26	$85	$84	$1
Interest rate swaps	6	—	6	—	—	—
TOTAL	$133	$101	$32	$85	$84	$1

(1)
If the foreign exchange derivative financial instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $63 million as of May 31, 2014. No amounts of collateral were received or posted on the Company’s derivative assets and liabilities as of May 31, 2014.

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the fiscal years ended May 31, 2015 and 2014. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of May 31, 2015 and 2014.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the years ended May 31, 2015 and 2014, the Company did not consider its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.
As of May 31, 2015, the Company held $1,808 million of available-for-sale securities with maturity dates within one year and $264 million with maturity dates over one year and less than five years within Short-term investments on the Consolidated Balance Sheets.
Included in Interest expense (income), net was interest income related to the Company's available-for-sale securities of $6 million, $5 million and $4 million for the years ended May 31, 2015, 2014 and 2013, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2015 and 2014.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 17 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2015 or 2014.
As of May 31, 2015 and 2014, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
For fair value information regarding Notes payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt.
At May 31, 2015, the Company had $150 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheet. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2015 and 2014 are summarized below:

	As of May 31,
	2015			2014
(Dollars in millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
U.S. operations	$—	0.00%	(1)	$—	0.00%	(1)
Non-U.S. operations	74	12.39%	(1)	167	10.04%	(1)
TOTAL NOTES PAYABLE	$74			$167
Interest-bearing accounts payable:
Sojitz America	$78	0.98%		$60	0.94%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.
The carrying amounts reflected in the Consolidated Balance Sheets for Notes payable approximate fair value.
The Company purchases through Sojitz America certain NIKE Brand products it acquires from non-U.S. suppliers. These purchases are for products sold in certain countries in the Company's Emerging Markets geographic operating segment and Canada, excluding products produced and sold in the same country. Accounts payable to Sojitz America are generally due up to 60 days after shipment of goods from the foreign port. The interest rate on such accounts payable is the 60-day London Interbank Offered Rate (“LIBOR”) as of the beginning of the month of the invoice date, plus 0.75%.
As of May 31, 2015 and 2014, the Company had no amounts outstanding under its commercial paper program.

On November 1, 2011, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $1 billion of borrowings with the option to increase borrowings to $1.5 billion with lender approval. Following an extension agreement on September 17, 2013 between the Company and the syndicate of banks, the facility matures November 1, 2017. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.445%. The facility fee is 0.055% of the total commitment. Under this committed credit facility, the Company must maintain, among other things, certain minimum specified financial ratios with which the Company was in compliance at May 31, 2015. No amounts were outstanding under this facility as of May 31, 2015 or 2014.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding As of May 31,
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	2015	2014
Corporate Bond Payables:(4)
October 15, 2015(1)	$100	5.15%	Semi-Annually	$101	$108
May 1, 2023(5)	$500	2.25%	Semi-Annually	499	499
May 1, 2043(5)	$500	3.63%	Semi-Annually	499	499
Promissory Notes:
April 1, 2017(2)	$40	6.20%	Monthly	39	39
January 1, 2018(2)	$19	6.79%	Monthly	19	19
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(3)	¥9,000	2.60%	Quarterly	20	29
August 20, 2001 through November 20, 2020(3)	¥4,000	2.00%	Quarterly	9	13
Total				1,186	1,206
Less current maturities				107	7
TOTAL LONG-TERM DEBT				$1,079	$1,199

(1)
The Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the note and pays variable interest payments based on the six-month LIBOR plus a spread. The swaps have the same notional amount and maturity date as the corresponding note. At May 31, 2015, the interest rates payable on these swap agreements ranged from approximately 0.3% to 0.5%.

(2)
The Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes were paid-off prior to maturity.

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

(5)
The bonds are redeemable at the Company's option prior to February 1, 2023 and November 1, 2042, respectively, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed, and (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to February 1, 2023 and November 1, 2042, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2016 through 2020 are $106 million, $44 million, $24 million, $6 million and $6 million, respectively, at face value.
The fair value of the Company’s Long-term debt, including the current portion, was approximately $1,160 million at May 31, 2015 and $1,154 million at May 31, 2014. The fair value of Long-term debt is estimated based upon quoted prices of similar instruments (level 2).

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2015	2014	2013
Income before income taxes:
United States	$1,967	$3,066	$1,231
Foreign	2,238	478	2,025
TOTAL INCOME BEFORE INCOME TAXES	$4,205	$3,544	$3,256

The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2015	2014	2013
Current:
United States
Federal	$596	$259	$378
State	80	104	79
Foreign	369	499	442
Total	1,045	862	899
Deferred:
United States
Federal	(66)	19	(4)
State	(11)	(3)	(4)
Foreign	(36)	(27)	(86)
Total	(113)	(11)	(94)
TOTAL INCOME TAX EXPENSE	$932	$851	$805
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	0.9%	1.8%	1.4%
Foreign earnings	-15.7%	2.2%	-11.8%
Deferred charge	0.9%	-14.6%	0.0%
Other, net	1.1%	-0.4%	0.1%
EFFECTIVE INCOME TAX RATE	22.2%	24.0%	24.7%
The effective tax rate from continuing operations for the year ended May 31, 2015 was 180 basis points lower than the effective tax rate from continuing operations for the year ended May 31, 2014 primarily due to the favorable resolution of audits in several jurisdictions.
The effective tax rate from continuing operations for the year ended May 31, 2014 was 70 basis points lower than the effective tax rate from continuing operations for the year ended May 31, 2013 primarily due to an increase in the amount of earnings from lower tax rate jurisdictions.
During the fourth quarter of the fiscal year ended May 31, 2014, the Company reached a resolution with the IRS on a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing for fiscal years 2011 through 2020. This agreement resulted in an increase in the effective tax rate due to a reduction in the Company’s permanently reinvested foreign earnings, which was partially offset by a reduction in previously unrecognized tax benefits. It also resulted in a decrease in the effective tax rate due to the recognition of a deferred tax charge. The net result of the agreement did not have a material impact on the Company’s effective income tax rate in fiscal 2014.

Deferred tax assets and (liabilities) comprise the following:

	As of May 31,
(In millions)	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$11	$11
Inventories	59	49
Sales return reserves	143	113
Deferred compensation	258	211
Stock-based compensation	179	162
Reserves and accrued liabilities	92	95
Net operating loss carry-forwards	10	16
Undistributed earnings of foreign subsidiaries	149	194
Other	76	51
Total deferred tax assets	977	902
Valuation allowance	(9)	(9)
Total deferred tax assets after valuation allowance	968	893
Deferred tax liabilities:
Property, plant and equipment	(220)	(237)
Intangibles	(93)	(94)
Other	(38)	(2)
Total deferred tax liability	(351)	(333)
NET DEFERRED TAX ASSET	$617	$560
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2015	2014	2013
Unrecognized tax benefits, beginning of the period	$506	$447	$285
Gross increases related to prior period tax positions(1)	32	814	77
Gross decreases related to prior period tax positions(1)	(123)	(166)	(3)
Gross increases related to current period tax positions	82	125	130
Gross decreases related to current period tax positions	(9)	(30)	(9)
Settlements(1)	(27)	(676)	—
Lapse of statute of limitations	(10)	(4)	(21)
Changes due to currency translation	(13)	(4)	(12)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$438	$506	$447

(1)
During the fourth quarter of the fiscal year ended May 31, 2014, the Company reached a resolution with the IRS on a U.S. Unilateral Advanced Pricing Agreement that covers intercompany transfer pricing for fiscal years 2011 through 2020. As a result, the Company recorded a gross increase in unrecognized tax benefits related to prior period tax positions, a gross decrease in unrecognized tax benefits related to prior period tax positions and a settlement. The net impact of these items resulted in a decrease to unrecognized tax benefits.

As of May 31, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $438 million, $260 million of which would affect the Company's effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties decreased $3 million during the year ended May 31, 2015, and increased $55 million and $4 million during the years ended May 31, 2014 and 2013, respectively. As of May 31, 2015 and 2014, accrued interest and penalties related to uncertain tax positions were $164 million and $167 million, respectively (excluding federal benefit).
The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various state and other foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for the 2012 through 2014 tax years. The Company has closed all U.S. federal income tax matters through fiscal 2011, with the exception of the validation of foreign tax credits utilized. As previously disclosed, the Company received a statutory notice of deficiency for fiscal 2011 proposing an increase in tax of $31 million, subject to interest, related to the foreign tax credit matter. This notice also reported a decrease in foreign tax credit carryovers for fiscal 2010 and 2011. The Company has contested this deficiency notice by filing a petition with the U.S Tax Court in April 2015. The Company does not expect the outcome of this matter to have a material impact on the financial statements. No payments on the assessment would be required until the dispute is definitively resolved. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next 12 months.
The Company’s major foreign jurisdictions, China, the Netherlands and Brazil, have concluded substantially all income tax matters through calendar 2005, fiscal 2009 and calendar 2008, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $63 million within the next 12 months.

The Company provides for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2015, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes have not been provided were approximately $8.3 billion. If these undistributed earnings were repatriated to the United States, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings would be approximately $2.7 billion at May 31, 2015.
A portion of the Company's foreign operations are benefiting from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The impact of this tax holiday decreased foreign taxes by $174 million, $138 million and $108 million for the fiscal years ended May 31, 2015, 2014 and 2013, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.20, $0.15 and $0.12 for the fiscal years ended May 31, 2015, 2014 and 2013, respectively.
Deferred tax assets at May 31, 2015 and 2014 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses. There was no net change in the valuation allowance for the year ended May 31, 2015 compared to a net increase of $4 million and a net decrease of $22 million for the years ended May 31, 2014 and 2013, respectively.
The Company has available domestic and foreign loss carry-forwards of $36 million at May 31, 2015. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2016	2017	2018	2019	2020-2035	Indefinite	Total
Net operating losses	$—	$—	$4	$1	$17	$14	$36
During the years ended May 31, 2015, 2014 and 2013, income tax benefits attributable to employee stock-based compensation transactions of $224 million, $135 million and $76 million, respectively, were allocated to Total shareholders’ equity.

NOTE 10 — Redeemable Preferred Stock
Sojitz America is the sole owner of the Company’s authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the three years ended May 31, 2015, 2014 and 2013. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Year Ended May 31,
(In millions)	2015	2014	2013
Stock options(1)	$136	$125	$123
ESPPs	24	22	19
Restricted stock	31	30	32
TOTAL STOCK-BASED COMPENSATION EXPENSE	$191	$177	$174

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the years ended May 31, 2015, 2014 and 2013 was $19 million, $15 million and $22 million, respectively.

As of May 31, 2015, the Company had $180 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average period of 1.9 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2015, 2014 and 2013, as computed using the Black-Scholes pricing model, was $16.95, $14.89 and $12.71, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2015	2014	2013
Dividend yield	1.2%	1.3%	1.5%
Expected volatility	23.6%	27.9%	35.0%
Weighted average expected life (in years)	5.8	5.3	5.3
Risk-free interest rate	1.7%	1.3%	0.6%
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
The following summarizes the stock option transactions under the plan discussed above:

	Shares(1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2012	64.3	$30.59
Exercised	(9.9)	24.70
Forfeited	(1.3)	40.14
Granted	14.6	46.55
Options outstanding May 31, 2013	67.7	$34.72
Exercised	(11.0)	28.29
Forfeited	(1.3)	48.33
Granted	8.1	63.54
Options outstanding May 31, 2014	63.5	$39.28
Exercised	(13.6)	30.78
Forfeited	(1.0)	59.02
Granted	9.2	77.68
Options outstanding May 31, 2015	58.1	$47.00
Options exercisable at May 31,
2013	35.9	$27.70
2014	37.0	31.42
2015	34.3	36.53

(1)	Includes stock appreciation rights transactions.
The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2015 was 6.0 years and 4.7 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2015 was $3,178 million and $2,235 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2015, 2014 and 2013 was $795 million, $474 million and $293 million, respectively.
In addition to the 1990 Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 1.4 million, 1.4 million and 1.6 million shares during each of the three years ended May 31, 2015, 2014 and 2013, respectively.
From time to time, the Company grants restricted stock and restricted stock units to key employees under the 1990 Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2015, 2014 and 2013 were 0.3 million, 0.3 million and 1.6 million, respectively, with weighted average values per share of $79.38, $63.89 and $46.86, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2015, 2014 and 2013, the aggregate fair value of restricted stock and restricted stock units vested was $20 million, $28 million and $25 million, respectively, determined as of the date of vesting. As of May 31, 2015, the Company had $48 million of unrecognized compensation costs from restricted stock units to be recognized in Operating overhead expense over a weighted average period of 1.5 years.

NOTE 12 — Earnings Per Share
The following is a reconciliation from Basic earnings per common share to Diluted earnings per common share. The computation of Diluted earnings per common share omitted options to purchase an additional 0.1 million, 0.1 million and 0.1 million shares of common stock outstanding for the years ended May 31, 2015, 2014 and 2013, respectively, because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2015	2014	2013
Determination of shares:
Weighted average common shares outstanding	861.7	883.4	897.3
Assumed conversion of dilutive stock options and awards	22.7	22.4	19.1
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	884.4	905.8	916.4

Earnings per common share from continuing operations:
Basic	$3.80	$3.05	$2.74
Diluted	$3.70	$2.97	$2.68

Earnings per common share from discontinued operations:
Basic	$—	$—	$0.02
Diluted	$—	$—	$0.02

Basic earnings per common share for NIKE, Inc.	$3.80	$3.05	$2.76
Diluted earnings per common share for NIKE, Inc.	$3.70	$2.97	$2.70

NOTE 13 — Benefit Plans
The Company has a qualified 401(k) Savings and Profit Sharing Plan to which all U.S. employees who work at least 1,000 hours in a year are able to participate. The Company matches a portion of employee contributions. Company contributions to the savings plan were $58 million, $51 million and $46 million for the years ended May 31, 2015, 2014 and 2013, respectively, and are included in Operating overhead expense. The terms of the plan also allow for annual discretionary profit sharing contributions to the accounts of eligible employees by the Company as determined by the Board of Directors. Contributions of $58 million, $49 million and $47 million were made to the plan and are included in Operating overhead expense for the years ended May 31, 2015, 2014 and 2013, respectively.
The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $68 million, $46 million and $50 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2015, 2014 and 2013, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $443 million and $390 million at May 31, 2015 and 2014, respectively, and primarily classified as long-term in Deferred income taxes and other liabilities.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $98 million and $100 million at May 31, 2015 and May 31, 2014, respectively, which was primarily classified as long-term in Deferred income taxes and other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2014	$9	$32	$95	$(51)	$85
Other comprehensive gains (losses) before reclassifications(2)	(20)	1,447	—	33	1,460
Reclassifications to net income of previously deferred (gains) losses(3)	—	(259)	—	(40)	(299)
Other comprehensive income (loss)	(20)	1,188	—	(7)	1,161
Balance at May 31, 2015	$(11)	$1,220	$95	$(58)	$1,246

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(33) million, $0 million, $0 million and $(33) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2013	$41	$193	$95	$(55)	$274
Other comprehensive gains (losses) before reclassifications(2)	(32)	(134)	—	—	(166)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(27)	—	4	(23)
Other comprehensive income (loss)	(32)	(161)	—	4	(189)
Balance at May 31, 2014	$9	$32	$95	$(51)	$85

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $9 million, $0 million, $0 million and $9 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $9 million, $0 million, $0 million and $9 million respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Year Ended May 31,
(In millions)	2015	2014
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(95)	$14	Revenues
Foreign exchange forwards and options	220	12	Cost of sales
Foreign exchange forwards and options	—	—	Total selling and administrative expense
Foreign exchange forwards and options	136	10	Other (income) expense, net
Total before tax	261	36
Tax expense	(2)	(9)
Gain, net of tax	259	27
Gains (losses) on other	40	(4)	Other (income) expense, net
Total before tax	40	(4)
Tax expense	—	—
Gain (loss), net of tax	40	(4)
Total net gain reclassified for the period	$299	$23
Refer to Note 17 — Risk Management and Derivatives for more information on the Company's risk management program and derivatives.

NOTE 15 — Discontinued Operations
During the year ended May 31, 2013, the Company divested of Umbro and Cole Haan, allowing it to focus its resources on driving growth in the NIKE, Jordan, Converse and Hurley brands.
On February 1, 2013, the Company completed the sale of Cole Haan to Apax Partners for an agreed upon purchase price of $570 million and received at closing $561 million, net of $9 million of purchase price adjustments. The transaction resulted in a gain on sale of $231 million, net of $137 million in Income tax expense; this gain is included in the Net income from discontinued operations line item on the Consolidated Statements of Income. There were no adjustments to these recorded amounts as of May 31, 2015. Beginning November 30, 2012, the Company classified the Cole Haan disposal group as held-for-sale and presented the results of Cole Haan's operations in the Net income from discontinued operations line item on the Consolidated Statements of Income. From this date until the sale, the assets and liabilities of Cole Haan were recorded in the Assets of discontinued operations and Liabilities of discontinued operations line items on the Consolidated Balance Sheets, respectively. Previously, these amounts were reported in the Company's operating segment presentation as “Other Businesses.”
Under the sale agreement, the Company agreed to provide certain transition services to Cole Haan for an expected period of 3 to 9 months from the date of sale. These services were essentially complete as of May 31, 2013 and the Company has had no significant involvement with Cole Haan beyond the transition services. The Company has also licensed NIKE proprietary Air and Lunar technologies to Cole Haan for a transition period. The continuing cash flows related to these items are not significant to Cole Haan. Additionally, preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees is $23 million at May 31, 2015. The fair value of the guarantees is not material.

On November 30, 2012, the Company completed the sale of certain assets of Umbro to Iconix Brand Group (“Iconix”) for $225 million. The Umbro disposal group was classified as held-for-sale as of November 30, 2012 and the results of Umbro's operations are presented in the Net income from discontinued operations line item on the Consolidated Statements of Income. The liabilities of Umbro were recorded in the Liabilities of discontinued operations line items on the Consolidated Balance Sheets. Previously, these amounts were reported in the Company's operating segment presentation as “Other Businesses.” Upon meeting the held-for-sale criteria, the Company recorded a loss of $107 million, net of tax, on the sale of Umbro and the loss is included in the Net income from discontinued operations line item on the Consolidated Statements of Income. The loss on sale was calculated as the net sales price less Umbro assets of $248 million, including intangibles, goodwill and fixed assets, other miscellaneous charges of $22 million and the release of the associated cumulative translation adjustment of $129 million. The tax benefit on the loss was $67 million. There were no adjustments to these recorded amounts as of May 31, 2015.
Summarized results of the Company's discontinued operations are as follows:

	Year Ended May 31,
(In millions)	2015	2014	2013
Revenues	$—	$—	$523
Income before income taxes	—	—	108
Income tax expense	—	—	87
NET INCOME FROM DISCONTINUED OPERATIONS	$—	$—	$21
There were no assets or liabilities of discontinued operations as of May 31, 2015 and May 31, 2014.

NOTE 16 — Commitments and Contingencies
The Company leases space for certain of its offices, warehouses and retail stores under leases expiring from 1 to 19 years after May 31, 2015. Rent expense was $594 million, $533 million and $482 million for the years ended May 31, 2015, 2014 and 2013, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating leases	$447	$423	$371	$311	$268	$1,154	$2,974
Capital leases	$2	$2	$1	$—	$—	$—	$5
As of May 31, 2015 and 2014, the Company had letters of credit outstanding totaling $165 million and $135 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
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
In the ordinary course of its business, the Company is involved in various legal proceedings involving contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. While the Company cannot predict the outcome of its pending legal matters with certainty, the Company does not believe any currently identified claim, proceeding or litigation, either individually or in aggregate, will have a material impact on the Company’s results of operations, financial position or cash flows.

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
The majority of derivatives outstanding as of May 31, 2015 are designated as foreign currency cash flow hedges primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2015 and 2014:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	2015	2014	Balance Sheet Location	2015	2014
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$825	$76	Accrued liabilities	$140	$57
Interest rate swaps	Prepaid expenses and other current assets	78	—	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other assets	520	26	Deferred income taxes and other liabilities	4	1
Interest rate swaps	Deferred income taxes and other assets	—	6	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		1,423	108		144	58
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	209	25	Accrued liabilities	20	27
Embedded derivatives	Prepaid expenses and other current assets	2	—	Accrued liabilities	2	—
Embedded derivatives	Deferred income taxes and other assets	5	—	Deferred income taxes and other liabilities	9	—
Total derivatives not designated as hedging instruments		216	25		31	27
TOTAL DERIVATIVES		$1,639	$133		$175	$85
The following tables present the amounts affecting the Consolidated Statements of Income for years ended May 31, 2015, 2014 and 2013:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income(1)	Year Ended May 31,
	2015	2014	2013		2015	2014	2013
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(202)	$(48)	$42	Revenues	$(95)	$14	$(19)
Foreign exchange forwards and options	1,109	(78)	67	Cost of sales	220	12	113
Foreign exchange forwards and options	—	4	(3)	Total selling and administrative expense	—	—	2
Foreign exchange forwards and options	497	(21)	33	Other (income) expense, net	136	10	9
Interest rate swaps	76	—	—	Interest expense (income), net	—	—	—
Total designated cash flow hedges	$1,480	$(143)	$139		$261	$36	$105
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	$—	Other (income) expense, net	$—	$—	$—

(1)
For the years ended May 31, 2015, 2014 and 2013, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2015	2014	2013
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$5	$5	$5	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$611	$(75)	$51	Other (income) expense, net
Embedded derivatives	$(1)	$(1)	$(4)	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for additional information on changes in Other comprehensive income for the years ended May 31, 2015, 2014 and 2013.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase products in two ways: (1) Certain NIKE entities, including those supporting the Company's North America, Greater China, Japan and European geographies, purchase product from the NIKE Trading Company (“NTC”), a wholly owned sourcing hub that buys NIKE branded products from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the products to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $14.4 billion as of May 31, 2015.
During the year ended May 31, 2015, the Company entered into a series of forward-starting interest rate swap agreements with a total notional amount of $1 billion. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Consolidated Statements of Income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives as described below, recorded in Revenues or Cost of sales, when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net over the term of the issued debt. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the years ended May 31, 2015, 2014 and 2013.

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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in Other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the years ended May 31, 2015, 2014 and 2013, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of May 31, 2015, $685 million of deferred net gains (net of tax) on both outstanding and matured derivatives accumulated in Other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2015, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 36 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2015, 2014 or 2013. As of May 31, 2015, interest rate swaps designated as fair value hedges had a total notional amount of $100 million.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported as a component of Other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Consolidated Statement of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the years ended May 31, 2015, 2014 or 2013. The Company had no outstanding net investment hedges as of May 31, 2015.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts explained below. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $4.4 billion as of May 31, 2015.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related purchase order and recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, from the date a purchase order is accepted by a factory through the date the purchase price is no longer subject to foreign currency fluctuations.
In addition, the Company has entered into certain other contractual agreements which have payments that are indexed to currencies that are not the functional currency of either substantial party to the contracts. These payment terms expose NIKE to variability in foreign exchange rates and create embedded derivative contracts that must be bifurcated from the related contract and recorded at fair value as derivative assets or liabilities on the Consolidated Balance Sheets with their corresponding changes in fair value recognized in Other (income) expense, net until each payment is settled.
At May 31, 2015, the notional amount of all embedded derivatives outstanding was approximately $205 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2015, the Company was in compliance with all credit risk related contingent features and had derivative instruments with credit risk related contingent features in a net liability position of $4 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2015, the Company had received $968 million of cash collateral and $74 million of securities from various counterparties to its derivative contracts (refer to Note 6 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 18 — Operating Segments and Related Information
The Company’s operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic operating segment. Converse is also a reportable segment for NIKE, Inc., and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment, and demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand.
Corporate consists largely of unallocated general and administrative expenses, including expenses associated with centrally managed departments; depreciation and amortization related to the Company’s headquarters; unallocated insurance, benefit and compensation programs, including stock-based compensation; and certain foreign currency gains and losses, including certain hedge gains and losses.
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
Certain prior year amounts have been reclassified to conform to fiscal 2015 presentation.

	Year Ended May 31,
(In millions)	2015	2014	2013
REVENUES
North America	$13,740	$12,299	$11,158
Western Europe	5,709	4,979	4,193
Central & Eastern Europe	1,417	1,387	1,229
Greater China	3,067	2,602	2,478
Japan	755	771	876
Emerging Markets	3,898	3,949	3,832
Global Brand Divisions	115	125	115
Total NIKE Brand	28,701	26,112	23,881
Converse	1,982	1,684	1,449
Corporate	(82)	3	(17)
TOTAL NIKE CONSOLIDATED REVENUES	$30,601	$27,799	$25,313
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,645	$3,077	$2,639
Western Europe	1,277	855	643
Central & Eastern Europe	247	279	234
Greater China	993	816	813
Japan	100	131	139
Emerging Markets	818	952	985
Global Brand Divisions	(2,263)	(1,993)	(1,716)
Total NIKE Brand	4,817	4,117	3,737
Converse	517	496	425
Corporate	(1,101)	(1,036)	(909)
Total NIKE Consolidated Earnings Before Interest and Taxes	4,233	3,577	3,253
Interest expense (income), net	28	33	(3)
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$4,205	$3,544	$3,256
ADDITIONS TO LONG-LIVED ASSETS
North America	$208	$240	$132
Western Europe	216	120	75
Central & Eastern Europe	20	19	22
Greater China	69	63	52
Japan	15	9	7
Emerging Markets	37	55	50
Global Brand Divisions	225	225	270
Total NIKE Brand	790	731	608
Converse	69	30	20
Corporate	144	161	153
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$1,003	$922	$781
DEPRECIATION
North America	$121	$109	$92
Western Europe	75	71	68
Central & Eastern Europe	12	11	9
Greater China	46	38	32
Japan	22	19	22
Emerging Markets	27	25	20
Global Brand Divisions	210	175	122
Total NIKE Brand	513	448	365
Converse	18	16	15
Corporate	75	54	38
TOTAL DEPRECIATION	$606	$518	$418

	As of May 31,
(In millions)	2015	2014
ACCOUNTS RECEIVABLE, NET
North America	$1,737	$1,505
Western Europe	344	341
Central & Eastern Europe	242	280
Greater China	84	68
Japan	134	162
Emerging Markets	461	819
Global Brand Divisions	88	71
Total NIKE Brand	3,090	3,246
Converse	258	171
Corporate	10	17
TOTAL ACCOUNTS RECEIVABLE, NET	$3,358	$3,434
INVENTORIES
North America	$2,207	$1,758
Western Europe	699	711
Central & Eastern Europe	169	271
Greater China	249	221
Japan	94	94
Emerging Markets	528	633
Global Brand Divisions	32	18
Total NIKE Brand	3,978	3,706
Converse	237	261
Corporate	122	(20)
TOTAL INVENTORIES	$4,337	$3,947
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$632	$545
Western Europe	451	384
Central & Eastern Europe	47	51
Greater China	254	232
Japan	205	258
Emerging Markets	103	115
Global Brand Divisions	484	537
Total NIKE Brand	2,176	2,122
Converse	122	70
Corporate	713	642
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,011	$2,834
Revenues by Major Product Lines
Revenues to external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers consist primarily of sales by Converse.

	Year Ended May 31,
(In millions)	2015	2014	2013
Footwear	$18,318	$16,208	$14,635
Apparel	8,636	8,109	7,491
Equipment	1,632	1,670	1,640
Other	2,015	1,812	1,547
TOTAL NIKE CONSOLIDATED REVENUES	$30,601	$27,799	$25,313

Revenues and Long-Lived Assets by Geographic Area
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above under operating segments with the exception of the United States. Revenues derived in the United States were $14,180 million, $12,711 million and $11,385 million for the years ended May 31, 2015, 2014 and 2013, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Japan, Belgium and China. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $1,877 million and $1,652 million at May 31, 2015 and 2014, respectively. Long-lived assets attributable to operations in Japan were $205 million and $258 million at May 31, 2015 and 2014, respectively. Long-lived assets attributable to operations in Belgium were $234 million and $175 million at May 31, 2015 and 2014, respectively. Long-lived assets attributable to operations in China were $267 million and $234 million at May 31, 2015 and 2014, respectively.
Major Customers
No customer accounted for 10% or more of the Company’s net revenues during the years ended May 31, 2015, 2014 and 2013.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosure required to be reported under this Item.
ITEM 9A. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2015.
“Management’s Annual Report on Internal Control Over Financial Reporting” is included in Item 8 of this Report.
We have commenced several transformation initiatives to centralize and simplify our business processes and systems. These are long-term initiatives, which we believe will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout the transformation.
There have not been any other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.
ITEM 9B. Other Information
No disclosure is required under this Item.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2015,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2015 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	45

	Consolidated Statements of Income for each of the three years ended May 31, 2015, May 31, 2014 and May 31, 2013	46

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2015, May 31, 2014 and May 31, 2013	47

	Consolidated Balance Sheets at May 31, 2015 and May 31, 2014	48

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2015, May 31, 2014 and May 31, 2013	49

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2015, May 31, 2014 and May 31, 2013	50

	Notes to Consolidated Financial Statements	51

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts	78

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2012).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4
Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.5	Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the Stock Incentive Plan.*
10.6
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.7	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*
10.8	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012).*
10.9	NIKE, Inc. Long-Term Incentive Plan.*
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

10.15	Form of Restricted Stock Agreement under the Stock Incentive Plan for awards after May 31, 2010.*
10.16	Form of Restricted Stock Unit Agreement under the Stock Incentive Plan.*
10.17
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Donald W. Blair dated November 10, 1999 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2006).*

10.18
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Eric D. Sprunk dated April 18, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.19
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.20
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Jeanne Jackson dated March 4, 2009 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

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

SCHEDULE II — Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2013	$173	$538	$1	$(471)	$241
For the year ended May 31, 2014	241	619	(3)	(549)	308
For the year ended May 31, 2015	308	726	(35)	(620)	379
Allowance for doubtful accounts(2)
For the year ended May 31, 2013	$91	$31	$1	$(19)	$104
For the year ended May 31, 2014	104	13	(2)	(37)	78
For the year ended May 31, 2015	78	35	(15)	(20)	78

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)	Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is included in Deferred income taxes and other assets on the Consolidated Balance Sheets.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-188072) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647 and 333-173727) of NIKE, Inc. of our report dated July 23, 2015 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 23, 2015

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chief Executive Officer and President
Date:	July 23, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Director, Chief Executive Officer and President	July 23, 2015
PRINCIPAL FINANCIAL OFFICER:
/s/ DONALD W. BLAIR Donald W. Blair	Chief Financial Officer	July 23, 2015
PRINCIPAL ACCOUNTING OFFICER:
/s/ BERNARD F. PLISKA Bernard F. Pliska	Corporate Controller	July 23, 2015
DIRECTORS:
/s/ PHILIP H. KNIGHT Philip H. Knight	Director, Chairman of the Board	July 23, 2015
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 23, 2015
/s/ JOHN G. CONNORS John G. Connors	Director	July 23, 2015
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 23, 2015
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 23, 2015
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 23, 2015
/s/ DOUGLAS G. HOUSER Douglas G. Houser	Director	July 23, 2015
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 23, 2015
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 23, 2015
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 23, 2015
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 23, 2015
/s/ ORIN C. SMITH Orin C. Smith	Director	July 23, 2015
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 23, 2015
/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 23, 2015