Form 10-Q
period 2015-08-31
NIKE INC
filed 2015-10-06
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2015
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 1, 2015 were:

Class A	177,457,876
Class B	674,735,884
852,193,760

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2015	2015
ASSETS
Current assets:
Cash and equivalents (Note 4)	$3,246	$3,852
Short-term investments (Note 4)	2,162	2,072
Accounts receivable, net	3,288	3,358
Inventories (Note 2)	4,414	4,337
Deferred income taxes (Note 6)	377	389
Prepaid expenses and other current assets (Notes 4 and 9)	1,751	1,968
Total current assets	15,238	15,976
Property, plant and equipment, net	3,112	3,011
Identifiable intangible assets, net	281	281
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 6 and Note 9)	2,004	2,201
TOTAL ASSETS	$20,766	$21,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 4)	$106	$107
Notes payable (Note 4)	23	74
Accounts payable	1,933	2,131
Accrued liabilities (Notes 3, 4 and 9)	3,139	3,951
Income taxes payable (Note 6)	75	71
Total current liabilities	5,276	6,334
Long-term debt (Note 4)	1,079	1,079
Deferred income taxes and other liabilities (Notes 4, 6 and 9)	1,517	1,480
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 177 and 178 shares outstanding	—	—
Class B — 677 and 679 shares outstanding	3	3
Capital in excess of stated value	7,029	6,773
Accumulated other comprehensive income (Note 10)	833	1,246
Retained earnings	5,029	4,685
Total shareholders’ equity	12,894	12,707
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,766	$21,600
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2015	2014
Revenues	$8,414	$7,982
Cost of sales	4,419	4,261
Gross profit	3,995	3,721
Demand creation expense	832	897
Operating overhead expense	1,745	1,583
Total selling and administrative expense	2,577	2,480
Interest expense (income), net (Note 4)	4	9
Other (income) expense, net (Note 9)	(31)	3
Income before income taxes	1,445	1,229
Income tax expense (Note 6)	266	267
NET INCOME	$1,179	$962

Earnings per common share:
Basic	$1.38	$1.11
Diluted	$1.34	$1.09

Dividends declared per common share	$0.28	$0.24
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2015	2014
Net income	$1,179	$962
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(81)	2
Change in net gains (losses) on cash flow hedges	(329)	135
Change in net gains (losses) on other	(3)	2
Total other comprehensive income (loss), net of tax	(413)	139
TOTAL COMPREHENSIVE INCOME	$766	$1,101
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2015	2014
Cash provided by operations:
Net income	$1,179	$962
Income charges (credits) not affecting cash:
Depreciation	154	147
Deferred income taxes	(31)	35
Stock-based compensation (Note 7)	54	43
Amortization and other	11	8
Net foreign currency adjustments	32	53
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	52	(203)
(Increase) in inventories	(100)	(111)
(Increase) in prepaid expenses and other current assets	(73)	—
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(787)	(251)
Cash provided by operations	491	683
Cash (used) provided by investing activities:
Purchases of short-term investments	(1,188)	(1,296)
Maturities of short-term investments	721	1,074
Sales of short-term investments	450	762
Investments in reverse repurchase agreements	(50)	—
Additions to property, plant and equipment	(327)	(262)
Disposals of property, plant and equipment	9	2
Cash (used) provided by investing activities	(385)	280
Cash used by financing activities:
Long-term debt payments, including current portion	(1)	(2)
(Decrease) in notes payable	(48)	(17)
Payments on capital lease obligations	—	(6)
Proceeds from exercise of stock options and other stock issuances	128	127
Excess tax benefits from share-based payment arrangements	75	44
Repurchase of common stock	(588)	(819)
Dividends — common and preferred	(240)	(209)
Cash used by financing activities	(674)	(882)
Effect of exchange rate changes on cash and equivalents	(38)	2
Net (decrease) increase in cash and equivalents	(606)	83
Cash and equivalents, beginning of period	3,852	2,220
CASH AND EQUIVALENTS, END OF PERIOD	$3,246	$2,303
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$152	$125
Dividends declared and not paid	239	207
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company") and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2015 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.
Revisions
During the third quarter of fiscal 2015, management determined it had incorrectly reflected unrealized gains and losses from re-measurement of non-functional currency intercompany balances between certain of its foreign wholly-owned subsidiaries in its Consolidated Statements of Cash Flows. These unrealized gains and losses should have been classified as non-cash reconciling items from Net income to Cash provided by operations, but were instead reported on the Effect of exchange rate changes on cash and equivalents line of the Consolidated Statements of Cash Flows. This resulted in an understatement of Cash provided by operations reported on the Consolidated Statements of Cash Flows for certain prior periods; there was no impact for any period to Net increase (decrease) in cash and equivalents reported on the Consolidated Statements of Cash Flows, or Cash and equivalents reported on the Consolidated Statements of Cash Flows and Balance Sheets. The Company assessed the materiality of the misclassifications on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the applicable Consolidated Statements of Cash Flows. For the three and six months ended August 31, 2014 and November 30, 2014 of fiscal 2015, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $95 million and $312 million, respectively. These amounts have been reflected in the table below. As part of the revision to the Consolidated Statements of Cash Flows, the Company has updated its presentation to separately report Net foreign currency adjustments, which was previously included within Amortization and other.

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

NOTE 2 — Inventories
Inventory balances of $4,414 million and $4,337 million at August 31, 2015 and May 31, 2015, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2015	2015
Compensation and benefits, excluding taxes	$672	$997
Collateral received from counterparties to hedging instruments	468	968
Endorsement compensation	393	388
Dividends payable	239	240
Taxes other than income taxes	218	174
Import and logistics costs	173	207
Advertising and marketing	126	117
Fair value of derivatives	118	162
Other(1)	732	698
TOTAL ACCRUED LIABILITIES	$3,139	$3,951

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2015 and May 31, 2015.

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
The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2015 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$746	$746	$—	$—
Level 1:
U.S. Treasury securities	1,050	275	775	—
Level 2:
Time deposits	616	616	—	—
U.S. Agency securities	872	15	857	—
Commercial paper and bonds	685	155	530	—
Money market funds	1,439	1,439	—	—
Total Level 2:	3,612	2,225	1,387	—
Level 3:
Non-marketable preferred stock	9	—	—	9
TOTAL	$5,417	$3,246	$2,162	$9

	As of May 31, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$615	$615	$—	$—
Level 1:
U.S. Treasury securities	869	225	644	—
Level 2:
Time deposits	684	684	—	—
U.S. Agency securities	976	110	866	—
Commercial paper and bonds	914	352	562	—
Money market funds	1,866	1,866	—	—
Total Level 2:	4,440	3,012	1,428	—
Level 3:
Non-marketable preferred stock	8	—	—	8
TOTAL	$5,932	$3,852	$2,072	$8
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received or posted related to these instruments associated with the Company's credit related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 9 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statement of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to the accounting standards for non-cash collateral received.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2015 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,070	$771	$299	$135	$116	$19
Embedded derivatives	8	4	4	12	2	10
Interest rate swaps(2)	76	76	—	—	—	—
TOTAL	$1,154	$851	$303	$147	$118	$29

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $135 million as of August 31, 2015. As of that date, the Company had received $417 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of August 31, 2015.

(2)	As of August 31, 2015, the Company had received $51 million of cash collateral related to its interest rate swaps.

	As of May 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,554	$1,034	$520	$164	$160	$4
Embedded derivatives	7	2	5	11	2	9
Interest rate swaps(2)	78	78	—	—	—	—
TOTAL	$1,639	$1,114	$525	$175	$162	$13

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended August 31, 2015 and 2014. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of August 31, 2015 and May 31, 2015.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the three months ended August 31, 2015 the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
As of August 31, 2015, the Company held $1,905 million of available-for-sale securities with maturity dates within one year and $257 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets.
Included in Interest expense (income), net for each of the three months ended August 31, 2015 and 2014 was interest income related to the Company's available-for-sale securities of $2 million and $1 million, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2015 and the fiscal year ended May 31, 2015.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 9 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the three months ended August 31, 2015.
As of August 31, 2015 and May 31, 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s long-term debt is recorded at adjusted cost, net of amortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s long-term debt, including the current portion, was approximately $1,130 million at August 31, 2015 and $1,160 million at May 31, 2015.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
At August 31, 2015 and May 31, 2015, the Company had $200 million and $150 million, respectively, of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 5 — Short-Term Borrowings and Credit Lines
There have been no significant changes to the short-term borrowings and credit lines reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, except for the following:
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under this committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at August 31, 2015. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of and for the period ended August 31, 2015, no amounts were outstanding under either committed credit facility.

NOTE 6 — Income Taxes
The effective tax rate was 18.4% and 21.7% for the three month periods ended August 31, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate was primarily due to an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate, as well as certain discrete items recognized in the quarter.
As of August 31, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $460 million, $258 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $438 million. The liability for payment of interest and penalties increased $13 million during the three months ended August 31, 2015. As of August 31, 2015 and May 31, 2015, accrued interest and penalties related to uncertain tax positions were $177 million and $164 million, respectively (excluding federal benefit).
The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various other state and foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for the 2013 and 2014 fiscal years. The Company has closed all U.S. federal income tax matters through fiscal 2012, with the exception of the validation of foreign tax credits utilized. As previously disclosed, the Company received a statutory notice of deficiency for fiscal 2011 proposing an increase in tax of $31 million, subject to interest, related to the foreign tax credit matter. This notice also reported a decrease in foreign tax credit carryovers for fiscal 2010 and 2011. The Company has contested this deficiency notice by filing a petition with the U.S. Tax Court in April 2015. The Company does not expect the outcome of this matter to have a material impact on the financial statements. No payments on the assessment would be required until the dispute is definitively resolved. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next 12 months.

The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2009, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $43 million within the next 12 months.

NOTE 7 — Common Stock and Stock-Based Compensation
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the Class A and Class B common shareholders.
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 359 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the Stock Incentive Plan are granted in the first quarter of each fiscal year, vest ratably over four years and expire 10 years from the date of grant.
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation by estimating the fair value of options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Operating overhead expense over the vesting period using the straight-line method.
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended August 31,
(In millions)	2015	2014
Stock options(1)	$39	$30
ESPPs	7	6
Restricted stock	8	7
TOTAL STOCK-BASED COMPENSATION EXPENSE	$54	$43

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the three month periods ended August 31, 2015 and 2014 was $6 million and $4 million, respectively.

As of August 31, 2015, the Company had $377 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.7 years.
The weighted average fair value per share of the options granted during the three month periods ended August 31, 2015 and 2014, computed as of the grant date using the Black-Scholes pricing model, was $25.32 and $16.91, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Three Months Ended August 31,
	2015	2014
Dividend yield	1.0%	1.2%
Expected volatility	23.6%	23.6%
Weighted average expected life (in years)	5.8	5.8
Risk-free interest rate	1.7%	1.7%
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

NOTE 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options to purchase an additional 10.2 million and 9.2 million shares of common stock outstanding for the three month periods ended August 31, 2015 and 2014, respectively, because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2015	2014
Determination of shares:
Weighted average common shares outstanding	854.5	864.9
Assumed conversion of dilutive stock options and awards	22.8	21.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	877.3	886.2

Earnings per common share:
Basic	$1.38	$1.11
Diluted	$1.34	$1.09

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
The majority of derivatives outstanding as of August 31, 2015 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2015 and May 31, 2015:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	August 31, 2015	May 31, 2015	Balance Sheet Location	August 31, 2015	May 31, 2015
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$662	$825	Accrued liabilities	$90	$140
Interest rate swaps	Prepaid expenses and other current assets	76	78	Accrued liabilities	—	—
Foreign exchange forwards and options	Deferred income taxes and other assets	298	520	Deferred income taxes and other liabilities	10	4
Total derivatives formally designated as hedging instruments		1,036	1,423		100	144
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	109	209	Accrued liabilities	26	20
Embedded derivatives	Prepaid expenses and other current assets	4	2	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	1	—	Deferred income taxes and other liabilities	9	—
Embedded derivatives	Deferred income taxes and other assets	4	5	Deferred income taxes and other liabilities	10	9
Total derivatives not designated as hedging instruments		118	216		47	31
TOTAL DERIVATIVES		$1,154	$1,639		$147	$175
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2015 and 2014:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended August 31,
	2015	2014		2015	2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$33	$(38)	Revenues	$(43)	$(17)
Foreign exchange forwards and options	(118)	119	Cost of sales	160	(8)
Foreign exchange forwards and options	(95)	37	Other (income) expense, net	31	5
Interest rate swaps	—	—	Interest expense (income), net	—	—
Total designated cash flow hedges	$(180)	$118		$148	$(20)

(1)
For the three months ended August 31, 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2015	2014
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(29)	93	Other (income) expense, net
Embedded derivatives	—	(1)	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 10 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three months ended August 31, 2015 and 2014.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $13.5 billion as of August 31, 2015.
As of August 31, 2015, the Company had outstanding a series of forward-starting interest rate swap agreements with a total notional amount of $1 billion. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Accumulated other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure, with the results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives as described below, recorded in Revenues or Cost of sales, when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Accumulated other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net over the term of the issued debt. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Accumulated other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three months ended August 31, 2015 and 2014.

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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three months ended August 31, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of August 31, 2015, $603 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2015, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 33 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives currently used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three months ended August 31, 2015 or 2014. As of August 31, 2015, interest rate swaps designated as fair value hedges had a total notional amount of $100 million.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in the cumulative translation adjustment component of Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash (used) provided by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three months ended August 31, 2015 or 2014. The Company had no outstanding net investment hedges as of August 31, 2015.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or the embedded derivative contracts explained above. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $5.3 billion as of August 31, 2015.
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
In addition, the Company has entered into certain other contractual agreements which have payments that are indexed to currencies that are not the functional currency of either substantial party to the contracts. These payment terms expose NIKE to variability in foreign exchange rates and create embedded derivative contracts that must be bifurcated from the related contract and recorded at fair value as derivative assets or liabilities on the Unaudited Consolidated Balance Sheets with their corresponding changes in fair value recognized in Other (income) expense, net until each payment is settled.
At August 31, 2015, the total notional amount of embedded derivatives outstanding was approximately $225 million.

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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2015, the Company was in compliance with all credit risk related contingent features and had no derivative instruments with credit risk related contingent features in a net liability position. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of August 31, 2015, the Company had received $468 million of cash collateral from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2015	$(11)	$1,220	$95	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(2)	(81)	(182)	—	—	(263)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(147)	—	(3)	(150)
Other comprehensive income (loss)	(81)	(329)	—	(3)	(413)
Balance at August 31, 2015	$(92)	$891	$95	$(61)	$833

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(2) million, $0 million, $0 million and $(2) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2014 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2014	$9	$32	$95	$(51)	$85
Other comprehensive gains (losses) before reclassifications(2)	2	119	—	5	126
Reclassifications to net income of previously deferred (gains) losses(3)	—	16	—	(3)	13
Other comprehensive income (loss)	2	135	—	2	139
Balance at August 31, 2014	$11	$167	$95	$(49)	$224

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(11) million, $1 million, $0 million, $(2) million and $(12) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(4) million, $0 million, $1 million and $(3) million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended August 31,
(In millions)	2015	2014
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(43)	$(17)	Revenues
Foreign exchange forwards and options	160	(8)	Cost of sales
Foreign exchange forwards and options	—	—	Total selling and administrative expense
Foreign exchange forwards and options	31	5	Other (income) expense, net
Total before tax	148	(20)
Tax (expense) benefit	(1)	4
Gain (loss) net of tax	147	(16)
Gains (losses) on other	3	4	Other (income) expense, net
Total before tax	3	4
Tax (expense)	—	(1)
Gain (loss) net of tax	3	3
Total net gain (loss) reclassified for the period	$150	$(13)

NOTE 11 — Operating Segments
The Company’s operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development and worldwide marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand.
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
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.

	Three Months Ended August 31,
(In millions)	2015	2014
REVENUES
North America	$3,799	$3,513
Western Europe	1,641	1,713
Central & Eastern Europe	401	393
Greater China	886	679
Japan	179	160
Emerging Markets	966	934
Global Brand Divisions	26	29
Total NIKE Brand	7,898	7,421
Converse	555	575
Corporate	(39)	(14)
TOTAL NIKE CONSOLIDATED REVENUES	$8,414	$7,982
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,042	$970
Western Europe	485	404
Central & Eastern Europe	98	69
Greater China	330	218
Japan	36	11
Emerging Markets	258	156
Global Brand Divisions	(624)	(534)
Total NIKE Brand	1,625	1,294
Converse	147	186
Corporate	(323)	(242)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,449	1,238
Interest expense (income), net	4	9
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$1,445	$1,229

	As of August 31,	As of May 31,
(In millions)	2015	2015
ACCOUNTS RECEIVABLE, NET
North America	$1,570	$1,737
Western Europe	499	344
Central & Eastern Europe	249	242
Greater China	76	84
Japan	79	134
Emerging Markets	431	461
Global Brand Divisions	79	88
Total NIKE Brand	2,983	3,090
Converse	288	258
Corporate	17	10
TOTAL ACCOUNTS RECEIVABLE, NET	$3,288	$3,358
INVENTORIES
North America	$2,286	$2,207
Western Europe	672	699
Central & Eastern Europe	139	169
Greater China	332	249
Japan	106	94
Emerging Markets	507	528
Global Brand Divisions	37	32
Total NIKE Brand	4,079	3,978
Converse	223	237
Corporate	112	122
TOTAL INVENTORIES	$4,414	$4,337
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$643	$632
Western Europe	485	451
Central & Eastern Europe	45	47
Greater China	239	254
Japan	209	205
Emerging Markets	98	103
Global Brand Divisions	513	484
Total NIKE Brand	2,232	2,176
Converse	116	122
Corporate	764	713
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,112	$3,011

NOTE 12 — Commitments and Contingencies
At August 31, 2015, the Company had letters of credit outstanding totaling $154 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the fiscal year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $21 million at August 31, 2015. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the first quarter of fiscal 2016, NIKE, Inc. Revenues increased 5% to $8.4 billion. Excluding the impact of foreign currency exchange rates, Revenues increased 14%. For the first quarter of fiscal 2016, Net income was $1,179 million and diluted earnings per common share was $1.34, each reflecting 23% growth compared to the first quarter of fiscal 2015.
Income before income taxes increased 18% compared to the first quarter of fiscal 2015 due to revenue growth, gross margin expansion and selling and administrative expense leverage. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered constant currency revenue growth of 15%, reflecting higher revenues across all geographies, footwear and apparel and most key categories. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products in the first quarter of fiscal 2016. Constant currency revenues for Converse increased 3% due to growth in comparable direct distribution markets, particularly the United States, partially offset by declines in certain European markets, primarily the United Kingdom.
Our first quarter effective tax rate decreased 330 basis points versus the first quarter of fiscal 2015, driven primarily by an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate, as well as certain discrete items recognized in the quarter.
Diluted earnings per common share also benefited from a 1% decline in the weighted average diluted common shares outstanding driven by our share repurchase program.

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2015	2014	% Change
Revenues	$8,414	$7,982	5%
Cost of sales	4,419	4,261	4%
Gross profit	3,995	3,721	7%
Gross margin %	47.5%	46.6%
Demand creation expense	832	897	-7%
Operating overhead expense	1,745	1,583	10%
Total selling and administrative expense	2,577	2,480	4%
% of Revenues	30.6%	31.1%
Interest expense (income), net	4	9	—
Other (income) expense, net	(31)	3	—
Income before income taxes	1,445	1,229	18%
Income tax expense	266	267	0%
Effective tax rate	18.4%	21.7%
Net income	$1,179	$962	23%
Diluted earnings per common share	$1.34	$1.09	23%

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,123	$4,701	9%	18%
Apparel	2,341	2,236	5%	12%
Equipment	408	455	-10%	-3%
Global Brand Divisions(3)	26	29	-10%	5%
Total NIKE Brand Revenues	7,898	7,421	6%	15%
Converse	555	575	-3%	3%
Corporate(4)	(39)	(14)	—	—
TOTAL NIKE, INC. REVENUES	$8,414	$7,982	5%	14%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,940	$5,689	4%	13%
Sales Direct to Consumer	1,932	1,703	13%	21%
Global Brand Divisions(3)	26	29	-10%	5%
TOTAL NIKE BRAND REVENUES	$7,898	$7,421	6%	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(4)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.

On a currency-neutral basis, NIKE, Inc. Revenues increased 14% for the first quarter of fiscal 2016, driven by higher revenues for both the NIKE Brand and Converse. Excluding the effects of changes in currency exchange rates, every NIKE Brand geography delivered higher revenues for the first quarter of fiscal 2016, driven by our portfolio of innovative products, deep brand connections and compelling retail experiences to consumers. North America contributed approximately 4 percentage points of the increase in NIKE, Inc. Revenues for the first quarter of fiscal 2016, while Western Europe and Greater China each contributed approximately 3 percentage points, Emerging Markets contributed approximately 2 percentage points and Central and Eastern Europe and Japan each contributed approximately 1 percentage point.
Excluding the effects of changes in currency exchange rates, the 18% increase in NIKE Brand footwear revenues for the first quarter of fiscal 2016 was attributable to increases in nearly all key categories, led by Sportswear, Basketball and Running. First quarter fiscal 2016 unit sales of footwear increased approximately 10% and increases in average selling price per pair contributed approximately 8 percentage points of footwear revenue growth. The increase in average selling price per pair was driven approximately equally by shifts in mix to higher-priced products and the favorable impact of growth in our higher-priced Direct to Consumer ("DTC") business.
The 12% constant currency increase in NIKE Brand apparel revenues for the first quarter of fiscal 2016 was driven by increases in most key categories, led by Sportswear, Men's Training, Women's Training and Running, partially offset by a decline in Football (Soccer). The decline in Football (Soccer) was largely attributable to comparisons to higher World Cup-related sales in the first quarter of fiscal 2015. For the first quarter of fiscal 2016, unit sales of apparel increased approximately 9% and increases in average selling price per unit contributed approximately 3 percentage points of apparel revenue growth. The increase in average selling price per unit for the first quarter of fiscal 2016 was primarily attributable to growth in our higher-priced DTC business.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC distribution in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the first quarter of fiscal 2016, DTC revenues represented approximately 24% of our total NIKE Brand revenues compared to 23% for the first quarter of fiscal 2015. On a currency-neutral basis, DTC revenues increased 21% for the first quarter of fiscal 2016, driven by the addition of new stores, online sales growth and comparable store sales growth of 7%. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a currency-neutral basis, online sales through NIKE-owned websites, which are not included in comparable store sales, grew 46% for the first quarter of fiscal 2016. Online sales represented approximately 17% of our total NIKE Brand DTC revenues for the first quarter of fiscal 2016 compared to 14% for the first quarter of fiscal 2015.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from September 2015 through January 2016 totaled $11.6 billion and were 9% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 17%, with unit orders and average selling price per unit contributing approximately 11 and 6 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	14%	15%
Western Europe	6%	22%
Central & Eastern Europe	-3%	16%
Greater China	22%	27%
Japan	12%	26%
Emerging Markets	-11%	6%
TOTAL NIKE BRAND FUTURES ORDERS	9%	17%

(1)
Reported futures have been restated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, sales of NIKE Brand equipment, sales from our DTC operations and sales from Converse, NIKE Golf and Hurley.
Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change
Gross profit	$3,995	$3,721	7%
Gross margin %	47.5%	46.6%	90	bps
For the first quarter of fiscal 2016, our consolidated gross margin was 90 basis points higher than the prior year period, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 220 basis points) primarily due to shifts in mix to higher-priced products and, to a lesser extent, increased prices, in part in response to inflationary conditions in certain territories;

•	Higher NIKE Brand product costs (decreasing gross margin approximately 120 basis points) largely due to labor input cost inflation as well as a shifts in mix to higher-cost products;

•	Growth in our higher-margin NIKE Brand DTC business (increasing gross margin approximately 40 basis points);

•	Higher other costs (decreasing gross margin approximately 30 basis points) driven by higher warehousing expenses, primarily due to additional investments in infrastructure in North America; and

•	Foreign currency exchange rates, including hedges, had an insignificant impact on gross margin for the first quarter.
Total Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change
Demand creation expense(1)	$832	$897	-7%
Operating overhead expense	1,745	1,583	10%
Total selling and administrative expense	$2,577	$2,480	4%
% of Revenues	30.6%	31.1%	(50) bps

(1)	Demand creation expense consists of advertising and promotion expenses, including costs of endorsement contracts, television, digital and print advertising, brand events and retail presentation.
Demand creation expense decreased 7% for the first quarter of fiscal 2016, primarily due to lower advertising and digital brand marketing expense compared to higher spending in the first quarter of fiscal 2015 to support the World Cup, offset by increased sports marketing costs. Changes in foreign currency exchange rates decreased the growth in Demand creation expense by approximately 8 percentage points for the first quarter of fiscal 2016.

Operating overhead expense increased 10% for the first quarter of fiscal 2016, driven largely by continued growth in our DTC business, as well as ongoing investments in operational infrastructure and consumer-focused digital capabilities. Changes in foreign currency exchange rates decreased the growth in Operating overhead expense by approximately 6 percentage points for the first quarter of fiscal 2016.
Other (Income) Expense, Net

	Three Months Ended August 31,
(In millions)	2015	2014
Other (income) expense, net	$(31)	$3
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2016, Other (income) expense, net shifted from $3 million of other expense, net in the prior year to $31 million of other income, net primarily due to a $22 million net change in foreign currency conversion gains and losses.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $151 million on our Income before income taxes for the first quarter of fiscal 2016.
Income Taxes

	Three Months Ended August 31,
	2015	2014	% Change
Effective tax rate	18.4%	21.7%	(330) bps
Our effective tax rate for the first quarter of fiscal 2016 was 330 basis points lower than the prior year period primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate, as well as certain discrete items recognized in the quarter.
We anticipate the effective tax rate for the full fiscal year will be approximately 22.0%.

Operating Segments
Our operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development and worldwide marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand DTC operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,799	$3,513	8%	9%
Western Europe	1,641	1,713	-4%	14%
Central & Eastern Europe	401	393	2%	26%
Greater China	886	679	30%	30%
Japan	179	160	12%	35%
Emerging Markets	966	934	3%	19%
Global Brand Divisions(3)	26	29	-10%	5%
Total NIKE Brand Revenues	7,898	7,421	6%	15%
Converse	555	575	-3%	3%
Corporate(4)	(39)	(14)	—	—
TOTAL NIKE, INC. REVENUES	$8,414	$7,982	5%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Results have been restated using actual exchange rates in use during the comparative period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

(3)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(4)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse but managed through our central foreign exchange risk management program.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income. As discussed in Note 11 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2015	2014(1)	% Change
North America	$1,042	$970	7%
Western Europe	485	404	20%
Central & Eastern Europe	98	69	42%
Greater China	330	218	51%
Japan	36	11	227%
Emerging Markets	258	156	65%
Global Brand Divisions	(624)	(534)	-17%
Total NIKE Brand	1,625	1,294	26%
Converse	147	186	-21%
Corporate	(323)	(242)	-33%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	1,449	1,238	17%
Interest expense (income), net	4	9	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,445	$1,229	18%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.
North America

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,366	$2,183	8%	9%
Apparel	1,247	1,104	13%	13%
Equipment	186	226	-18%	-17%
TOTAL REVENUES	$3,799	$3,513	8%	9%
Revenues by:
Sales to Wholesale Customers	$2,749	$2,552	8%	8%
Sales Direct to Consumer	1,050	961	9%	10%
TOTAL REVENUES	$3,799	$3,513	8%	9%
EARNINGS BEFORE INTEREST AND TAXES	$1,042	$970	7%

Excluding changes in currency exchange rates, North America revenues for the first quarter of fiscal 2016 increased 9% driven by strong demand for NIKE Brand products across nearly all key categories, led by Sportswear, Basketball, Men's Training and Running. DTC revenue grew 10% for the first quarter, primarily driven by the addition of new stores, online sales growth and comparable store sales growth of 1%.
The constant currency footwear revenue growth for the first quarter of fiscal 2016 was driven by growth in every key category, led by Sportswear, Basketball and Running. For the first quarter, unit sales of footwear increased approximately 5%. Increases in average selling price per pair contributed approximately 4 percentage points of footwear revenue growth, driven approximately equally by an increase in the proportion of revenues from our higher-priced DTC business and shifts in mix to higher-priced products.
The increase in apparel revenue for the first quarter of fiscal 2016 was attributable to growth in most key categories, most notably Sportswear, Men's Training and Women's Training. First quarter fiscal 2016 unit sales of apparel increased approximately 10% while increases in average selling price per unit contributed approximately 3 percentage points of apparel revenue growth. The increase in average selling price per unit was primarily due to shifts in mix to higher-priced products, and to a lesser extent, the favorable impact of growth in our higher-priced DTC business.
For the first quarter of fiscal 2016, EBIT grew 7% as higher revenues and slight selling and administrative expense leverage were partially offset by lower gross margin. Gross margin decreased 20 basis points as increased product input and warehousing costs and higher inventory obsolescence more than offset higher average selling prices due to shifts in mix to higher-priced products. Selling and administrative expenses decreased slightly as a percent of revenues despite higher operating overhead costs to support DTC growth as well as increased investments in infrastructure. Demand creation expense increased primarily due to higher sports marketing expense, partially offset by lower spending for brand and sporting events.

Western Europe

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,128	$1,127	0%	19%
Apparel	434	497	-13%	3%
Equipment	79	89	-11%	4%
TOTAL REVENUES	$1,641	$1,713	-4%	14%
Revenues by:
Sales to Wholesale Customers	$1,280	$1,388	-8%	9%
Sales Direct to Consumer	361	325	11%	31%
TOTAL REVENUES	$1,641	$1,713	-4%	14%
EARNINGS BEFORE INTEREST AND TAXES	$485	$404	20%
Excluding changes in currency exchange rates, Western Europe revenues increased 14% for the first quarter of fiscal 2016 due to higher revenues in every territory. Growth was led by three of our largest territories, AGS (Austria, Germany and Switzerland), Southern Europe (which includes Italy, Spain and Portugal) and the UK & Ireland, which grew 19%, 12% and 9%, respectively. On a category basis, revenues grew in nearly every key category, led by Sportswear, Basketball and Running, while Football (Soccer) declined due to higher World Cup-related revenues in the first quarter of fiscal 2015 and the expiration of certain club endorsement agreements. The constant currency growth in DTC revenue for the first quarter was driven by the addition of new stores, online sales growth and comparable store sales growth of 11%.
The constant currency footwear revenue growth for the first quarter of fiscal 2016 was primarily attributable to growth in most key categories, led by Sportswear, Basketball and Running, partially offset by a decline in Football (Soccer). For the first quarter, unit sales of footwear increased approximately 13% and increases in average selling price per pair contributed approximately 6 percentage points of footwear revenue growth. The increase in average selling price per pair was primarily driven by shifts in mix to higher-priced products.
Constant currency apparel revenue growth reflected increases in most key categories, led by Sportswear and Men's Training, partially offset by a decline in Football (Soccer). First quarter fiscal 2016 unit sales of apparel increased approximately 8% while decreases in average selling price per unit reduced apparel revenue growth by approximately 5 percentage points. The decrease in average selling price per unit for the first quarter was primarily attributable to shifts in mix to lower-priced products, partly due to comparisons to higher sales of higher-priced Football (Soccer) replica apparel in the first quarter of fiscal 2015.
Reported EBIT grew 20% for the first quarter of fiscal 2016, despite the negative translation impact from changes in currency exchange rates, most notably the Euro. Lower reported revenues were more than offset by gross margin expansion and selling and administrative expense leverage. Gross margin increased 390 basis points for the first quarter of fiscal 2016, primarily driven by higher average selling prices, lower product costs, lower third party royalties and favorable standard foreign currency exchange rates. Selling and administrative expense was lower as a percentage of revenues despite higher operating overhead, primarily to support DTC growth, while demand creation was mostly flat, as higher brand marketing costs offset lower advertising expense.
Central & Eastern Europe

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$238	$223	7%	32%
Apparel	133	135	-1%	22%
Equipment	30	35	-14%	7%
TOTAL REVENUES	$401	$393	2%	26%
Revenues by:
Sales to Wholesale Customers	$350	$351	0%	22%
Sales Direct to Consumer	51	42	21%	59%
TOTAL REVENUES	$401	$393	2%	26%
EARNINGS BEFORE INTEREST AND TAXES	$98	$69	42%
On a currency-neutral basis, Central & Eastern Europe revenues increased 26% for the first quarter of fiscal 2016, with double-digit growth in nearly all territories. Two of our largest territories, Turkey and Russia, increased 38% and 24%, respectively, while our distributors business also grew 38%. Revenues in Greece, one of our smallest territories, decreased 16% as a result of on-going macroeconomic volatility. On a category basis, revenues for the first quarter of fiscal 2016 increased in every key category, led by Sportswear and Running. DTC revenues increased 59%, fueled by strong comparable store sales growth of 31% and the addition of new stores.

Constant currency footwear revenue growth for the first quarter of fiscal 2016 was attributable to growth in most key categories, most notably Sportswear, Running and Basketball. Unit sales of footwear increased approximately 10% and average selling price per pair contributed approximately 22 percentage points of footwear revenue growth; the latter primarily driven by price increases reflecting inflationary conditions in certain territories.
The constant currency increase in apparel revenue for the first quarter of fiscal 2016 was fueled by growth in every key category, led by Running, Sportswear and Women's Training. First quarter unit sales of apparel increased approximately 11% while changes in average selling price per unit contributed approximately 11 percentage points of apparel revenue growth. The increase in average selling price per unit was primarily attributable to price increases reflecting inflationary conditions in certain territories.
On a reported basis, EBIT for the first quarter of fiscal 2016 increased 42%, despite the negative impact of changes in foreign currency exchange rates, primarily the Russian Ruble and Turkish Lira. On a reported basis, revenues increased 2%, while gross margin expanded and selling and administrative expense declined as a percent of revenue. Gross margin increased 320 basis points due primarily to higher average selling prices, partially offset by higher product costs and unfavorable standard foreign currency exchange rates. Selling and administrative expense grew slower than revenues despite higher demand creation expense, primarily due to higher sports marketing costs. Operating overhead decreased in the first quarter as increased investments in our growing DTC business were more than offset by lower other variable costs.
Greater China

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$599	$440	36%	36%
Apparel	246	202	22%	22%
Equipment	41	37	11%	11%
TOTAL REVENUES	$886	$679	30%	30%
Revenues by:
Sales to Wholesale Customers	$634	$508	25%	25%
Sales Direct to Consumer	252	171	47%	46%
TOTAL REVENUES	$886	$679	30%	30%
EARNINGS BEFORE INTEREST AND TAXES	$330	$218	51%
Excluding changes in currency exchange rates, Greater China revenues increased 30% for the first quarter of fiscal 2016, driven by higher revenues in most key categories, most notably Sportswear, Running and Basketball. DTC revenues increased 46% in the first quarter, fueled by comparable store sales growth of 22%, strong online sales growth and the addition of new stores.
Constant currency footwear revenue growth in the first quarter of fiscal 2016 was attributable to increases in most key categories, led by Sportswear, Running and Basketball. First quarter unit sales of footwear increased approximately 27% and increases in average selling price per pair contributed approximately 9 percentage points of footwear revenue growth. The increase in average selling price per pair was due approximately equally to an increase in the proportion of revenues from our higher-priced DTC business and shifts in mix to higher-priced products.
The constant currency growth in apparel revenue for the first quarter of fiscal 2016 was due to growth in most key categories, led by Running, Sportswear and Women's Training. Unit sales of apparel for the first quarter increased approximately 16% and increases in average selling price per unit contributed approximately 6 percentage points of apparel revenue growth. The increase in average selling price per unit was attributable to growth in our higher-priced DTC business.
On a reported basis, EBIT increased 51% for the first quarter of fiscal 2016, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 170 basis points driven by higher average selling prices, the favorable impact of growth in our higher-margin DTC business and favorable off-price margins, which more than offset higher product costs due to a shift in mix to higher-cost products. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead to support DTC and overall growth, as well as increased demand creation expense resulting from higher brand events and sports marketing costs.

Japan

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$122	$100	22%	47%
Apparel	43	46	-7%	12%
Equipment	14	14	0%	27%
TOTAL REVENUES	$179	$160	12%	35%
Revenues by:
Sales to Wholesale Customers	$114	$109	5%	27%
Sales Direct to Consumer	65	51	27%	53%
TOTAL REVENUES	$179	$160	12%	35%
EARNINGS BEFORE INTEREST AND TAXES	$36	$11	227%
Constant currency revenues for Japan increased 35% in the first quarter of fiscal 2016, driven by growth in nearly every key category, most notably Sportswear and Running. DTC revenues increased 53% in the first quarter, driven by comparable store sales growth of 28% and strong online sales growth.
On a reported basis, EBIT increased 227% for the first quarter of fiscal 2016, despite the significantly weaker Yen, driven by higher revenues, gross margin expansion and significant selling and administrative expense leverage. Gross margin increased 470 basis points as higher average selling prices, in part due to lower discounts, and growth in our higher-margin DTC business more than offset the unfavorable impact of standard foreign currency exchange rates and a shift in mix to higher-cost products. Selling and administrative expense declined as a percentage of revenues, despite increases in operating overhead to support our growing DTC business.
Emerging Markets

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$670	$628	7%	23%
Apparel	238	252	-6%	9%
Equipment	58	54	7%	24%
TOTAL REVENUES	$966	$934	3%	19%
Revenues by:
Sales to Wholesale Customers	$813	$781	4%	19%
Sales Direct to Consumer	153	153	0%	21%
TOTAL REVENUES	$966	$934	3%	19%
EARNINGS BEFORE INTEREST AND TAXES	$258	$156	65%
On a currency-neutral basis, first quarter fiscal 2016 revenues for Emerging Markets increased 19%, with growth in 8 of 9 territories, led by Mexico, SOCO (which includes Argentina, Uruguay and Chile) and Pacific (which includes Australia and New Zealand) which grew 105%, 28% and 29%, respectively. Significant revenue growth in Mexico was due to improved market conditions, as well as favorable comparisons to significantly lower sales in the first quarter of fiscal 2015. Revenues in our largest territory, Brazil, were flat for the first quarter of fiscal 2016 due to continued macroeconomic challenges and comparisons to strong sales related to the World Cup in the first quarter of fiscal 2015. On a category basis, revenues were higher in nearly all key categories, most notably Sportswear, Action Sports and Basketball, while Football (Soccer) declined. DTC revenues increased 21% in the first quarter, driven by comparable store sales growth of 11%, the addition of new stores and online sales growth.
Constant currency footwear revenue growth for the first quarter of fiscal 2016 was due to growth in nearly every key category, most notably Sportswear, Action Sports and Basketball. Unit sales of footwear for the first quarter of fiscal 2016 increased approximately 11% and increases in average selling price per pair contributed approximately 12 percentage points of footwear revenue growth. The increase in average selling price per pair for the first quarter of fiscal 2016 was primarily due to price increases reflecting inflationary conditions in certain territories, as well as shifts in mix to higher-priced products.
The constant currency apparel revenue growth for the first quarter of fiscal 2016 was driven by growth in most key categories, led by Sportswear, partially offset by a decline in Football (Soccer). The decrease in Football (Soccer) revenues was primarily due to comparisons to strong sales of product related to the World Cup in the first quarter of fiscal 2015. First quarter unit sales of apparel increased approximately 1% while increases in average selling price per unit contributed approximately 8 percentage points of apparel revenue growth. The increase in average selling price per unit was attributable to price increases reflecting inflationary conditions in certain territories, partially offset by shifts in mix to lower-priced products, partly due to comparisons to higher sales of higher-priced Football (Soccer) replica apparel in the first quarter of fiscal 2015.

Reported EBIT increased 65% for the first quarter of 2016, despite the negative impact due to changes in foreign currency exchange rates, primarily the Brazilian Real, Argentine Peso and Mexican Peso. On a reported basis, revenues grew 3%, while gross margin expanded and selling and administrative expense declined as a percent of revenues. Gross margin expanded 410 basis points due to higher average selling prices, favorable off-price mix and lower warehousing and obsolescence costs, as well as a refund of certain customs duty charges recognized in prior years, partially offset by shifts in mix to higher-cost products. Selling and administrative expense grew slower than revenue primarily due to lower demand creation expense, due to higher investments related to the World Cup in the first quarter of fiscal 2015. Operating overhead also decreased as a percent of revenue, as higher investments in DTC were more than offset by lower other variable costs.
Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$26	$29	-10%	5%
(Loss) Before Interest and Taxes	$(624)	$(534)	17%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the first quarter of fiscal 2016 as higher operating overhead more than offset lower demand creation expense. The increase in operating overhead was due to investments in operational infrastructure, consumer-focused digital capabilities and product creation and design initiatives. Demand creation expense declined as higher sports marketing costs were more than offset by lower other demand creation expense due to larger investments in the first quarter of fiscal 2015 related to the World Cup.
Converse

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$555	$575	-3%	3%
Earnings Before Interest and Taxes	$147	$186	-21%
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
Excluding changes in currency exchange rates, revenues for Converse increased 3% for the first quarter of fiscal 2016. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), grew 4%, contributing approximately 4 percentage points of total revenue growth for the first quarter of fiscal 2016. Comparable direct distribution market unit sales decreased 3%, while increases in average selling price per unit contributed approximately 7 percentage points of comparable direct distribution market revenue growth. The United States market was the most significant contributor to the growth of comparable direct distribution markets due to higher volumes and higher prices, partially offset by declines in certain European markets, primarily the United Kingdom. Revenues from comparable licensed markets decreased 11% for the first quarter of fiscal 2016, reducing total Converse revenue growth by approximately 1 percentage point.
Reported EBIT for Converse decreased 21% for the first quarter of fiscal 2016 due to lower reported revenues, lower gross margin and higher selling and administrative expense. Gross margin decreased 150 basis points primarily due to a shift in mix to lower-margin products and territories. Selling and administrative expense increased for the first quarter of fiscal 2016 due to higher operating overhead costs resulting from higher intellectual property enforcement costs and investments in infrastructure to support growth.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2015	2014	% Change
Revenues	$(39)	$(14)	—
(Loss) Before Interest and Taxes	$(323)	$(242)	33%
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
For the first quarter of fiscal 2016, Corporate's loss before interest and taxes increased $81 million primarily due to the following:

•	a $60 million increase in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation;

•
a $42 million change from net foreign currency gains to net foreign currency losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these losses are reported as a component of consolidated gross margin; and

•	a $31 million beneficial change from net foreign currency losses to net foreign currency gains, reported as a component of consolidated Other (income) expense, net.

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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements, which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other (income) expense, net. Refer to Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

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
Refer to Note 4 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at each reported period end.
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $701 million and $12 million for the three months ended August 31, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $173 million and a benefit of approximately $5 million for the three months ended August 31, 2015 and 2014, respectively.
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
Refer to Note 4 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $151 million on our Income before income taxes for the three month period ended August 31, 2015.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of August 31, 2015 and 2014. There were no cash flows from net investment hedge settlements for the three month periods ended August 31, 2015 and 2014.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $491 million for the first three months of fiscal 2016 compared to $683 million for the first three months of fiscal 2015. Our primary source of operating cash flow for the first three months of fiscal 2016 was Net income of $1,179 million. Changes in working capital in the first three months of fiscal 2016 resulted in a cash outflow of $908 million compared to an outflow of $565 million for the first three months of fiscal 2015. The change in working capital was primarily due to a reduction in accrued liabilities, largely due to a decrease in the amount of cash collateral received from counterparties as a result of hedging activities from $968 million at May 31, 2015 to $468 million at August 31, 2015, partially offset by a decline in accounts receivable.
Cash used by investing activities was $385 million for the first three months of fiscal 2016 compared to a source of cash of $280 million for the first three months of fiscal 2015. The primary driver of change from a source of cash to use of cash was the net change in short-term investments (including sales, maturities and purchases) from net sales/maturities to net purchases. For the first three months of fiscal 2016, there were $17 million of net purchases compared to $540 million in net sales/maturities for the same period of fiscal 2015.
Cash used by financing activities was $674 million for the first three months of fiscal 2016 compared to $882 million for the same period of fiscal 2015. The decrease in Cash used by financing activities was primarily driven by lower common stock repurchases, which more than offset an increase in dividends paid.
During the first quarter of fiscal 2016, we purchased 5.5 million shares of NIKE Class B Common Stock for $588 million (an average price of $107.51 per share) as part of our four-year, $8 billion share repurchase program approved by the Board of Directors in September 2012. As of the end of the first quarter of fiscal 2016, we had repurchased a total of 86.4 million shares at a cost of $6,538 million (an average price of $75.70 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flow, excess cash and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of and for the period ended August 31, 2015, we had no amounts outstanding under either committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limitations on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2015, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $1 billion commercial paper program. During the three months ended August 31, 2015, we did not issue commercial paper, and as of August 31, 2015, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2016 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of August 31, 2015, we had cash, cash equivalents and short-term investments totaling $5.4 billion, of which $4.3 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of August 31, 2015 was $468 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2015, the average duration of our cash equivalents and short-term investments portfolio was 79 days.
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

Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
Off-Balance Sheet Arrangements
As of August 31, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Based on the FASB's decision in July 2015 to defer the effective date and to allow more flexibility with implementation, we anticipate the new standard will be effective for us beginning June 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. We have not yet selected a transition method and are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2015.
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
There have not been any other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historical information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of our decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended August 31, 2015 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the first quarter of fiscal 2016, we had repurchased 86.4 million shares at an average price of $75.70 for a total approximate cost of $6.5 billion under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2015	2,030,295	$102.84	2,030,295	$1,841
July 1 — July 31, 2015	1,093,926	$112.22	1,093,926	$1,718
August 1 — August 31, 2015	2,345,314	$109.35	2,345,314	$1,462
	5,469,535	$107.51	5,469,535

(1)
On September 19, 2012, we announced that our Board of Directors authorized the repurchase of $8 billion of our shares of Class B Common Stock under a four-year share repurchase program. We intend to use excess cash, future cash from operations, and/or proceeds from debt to fund repurchases under the share repurchase program.

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
10.1
Credit Agreement date as of August 28, 2015 among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, Deutsche Bank AG New York Branch and HSBC Bank USA, National Association, as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 2, 2015).

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

NIKE, Inc. an Oregon Corporation

/S/ ANDREW CAMPION
Andrew Campion Chief Financial Officer and Authorized Officer
DATED: October 6, 2015

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
10.1
Credit Agreement date as of August 28, 2015 among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, Deutsche Bank AG New York Branch and HSBC Bank USA, National Association, as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 2, 2015).

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