Form 10-Q
period 2015-11-30
NIKE INC
filed 2016-01-06
CIK 320187

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2015
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 4, 2016 were:

Class A	353,251,752
Class B	1,349,896,678
1,703,148,430

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2015	2015
ASSETS
Current assets:
Cash and equivalents (Note 4)	$3,851	$3,852
Short-term investments (Note 4)	2,265	2,072
Accounts receivable, net	3,437	3,358
Inventories (Note 2)	4,600	4,337
Deferred income taxes (Note 7)	405	389
Prepaid expenses and other current assets (Notes 4 and 10)	2,197	1,968
Total current assets	16,755	15,976
Property, plant and equipment, net	3,235	3,011
Identifiable intangible assets, net	281	281
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 7 and 10)	2,181	2,201
TOTAL ASSETS	$22,583	$21,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$5	$107
Notes payable (Note 4)	99	74
Accounts payable	1,915	2,131
Accrued liabilities (Notes 3, 4 and 10)	3,451	3,951
Income taxes payable (Note 7)	41	71
Total current liabilities	5,511	6,334
Long-term debt (Note 6)	2,067	1,079
Deferred income taxes and other liabilities (Notes 4, 7 and 10)	1,600	1,480
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 353 and 355 shares outstanding	—	—
Class B — 1,354 and 1,357 shares outstanding	3	3
Capital in excess of stated value	7,408	6,773
Accumulated other comprehensive income (Note 11)	1,107	1,246
Retained earnings	4,887	4,685
Total shareholders’ equity	13,405	12,707
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,583	$21,600
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2015	2014	2015	2014
Revenues	$7,686	$7,380	$16,100	$15,362
Cost of sales	4,185	4,053	8,604	8,314
Gross profit	3,501	3,327	7,496	7,048
Demand creation expense	769	766	1,601	1,663
Operating overhead expense	1,791	1,672	3,536	3,255
Total selling and administrative expense	2,560	2,438	5,137	4,918
Interest expense (income), net (Note 4 and 6)	5	9	9	18
Other (income) expense, net (Note 10)	(34)	2	(65)	5
Income before income taxes	970	878	2,415	2,107
Income tax expense (Note 7)	185	223	451	490
NET INCOME	$785	$655	$1,964	$1,617

Earnings per common share:
Basic (Note 9)	$0.46	$0.38	$1.15	$0.94
Diluted (Note 9)	$0.45	$0.37	$1.12	$0.91

Dividends declared per common share	$0.16	$0.14	$0.30	$0.26
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015	2014
Net income	$785	$655	$1,964	$1,617
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(29)	(34)	(110)	(32)
Change in net gains (losses) on cash flow hedges	290	333	(39)	468
Change in net gains (losses) on other	13	2	10	4
Total other comprehensive income (loss), net of tax	274	301	(139)	440
TOTAL COMPREHENSIVE INCOME	$1,059	$956	$1,825	$2,057
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2015	2014
Cash provided by operations:
Net income	$1,964	$1,617
Income charges (credits) not affecting cash:
Depreciation	314	301
Deferred income taxes	(39)	49
Stock-based compensation (Note 8)	116	92
Amortization and other	8	15
Net foreign currency adjustments	74	243
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(139)	(177)
(Increase) in inventories	(354)	(318)
(Increase) in prepaid expenses and other current assets	(114)	(58)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(794)	(217)
Cash provided by operations	1,036	1,547
Cash used by investing activities:
Purchases of short-term investments	(2,851)	(2,588)
Maturities of short-term investments	1,510	1,862
Sales of short-term investments	1,250	1,045
Additions to property, plant and equipment	(615)	(487)
Disposals of property, plant and equipment	9	2
Cash used by investing activities	(697)	(166)
Cash used by financing activities:
Net proceeds from long-term debt issuance (Note 6)	981	—
Long-term debt payments, including current portion	(103)	(4)
Increase (decrease) in notes payable	33	(58)
Payments on capital lease obligations	(3)	(12)
Proceeds from exercise of stock options and other stock issuances	328	313
Excess tax benefits from share-based payment arrangements	201	116
Repurchase of common stock	(1,240)	(1,243)
Dividends — common and preferred	(479)	(416)
Cash used by financing activities	(282)	(1,304)
Effect of exchange rate changes on cash and equivalents	(58)	(24)
Net (decrease) increase in cash and equivalents	(1)	53
Cash and equivalents, beginning of period	3,852	2,220
CASH AND EQUIVALENTS, END OF PERIOD	$3,851	$2,273
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$201	$141
Dividends declared and not paid	273	242
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company") and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2015 are not necessarily indicative of results to be expected for the entire year.
On November 19, 2015, the Company announced a two-for-one split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015 to shareholders of record at the close of business December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.
Revisions
During the third quarter of fiscal 2015, management determined it had incorrectly reflected unrealized gains and losses from re-measurement of non-functional currency intercompany balances between certain of its foreign wholly-owned subsidiaries in its Consolidated Statements of Cash Flows. These unrealized gains and losses should have been classified as non-cash reconciling items from Net income to Cash provided by operations, but were instead reported on the Effect of exchange rate changes on cash and equivalents line of the Consolidated Statements of Cash Flows. This resulted in an understatement of Cash provided by operations reported on the Consolidated Statements of Cash Flows for certain prior periods; there was no impact for any period to Net increase (decrease) in cash and equivalents reported on the Consolidated Statements of Cash Flows, or Cash and equivalents reported on the Consolidated Statements of Cash Flows and Balance Sheets. The Company assessed the materiality of the misclassifications on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in Accounting Standards Codification ("ASC") 250, Presentation of Financial Statements, and concluded that these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the amounts have been revised in the applicable Consolidated Statements of Cash Flows. For the six months ended November 30, 2014 of fiscal 2015, the revisions increased Cash provided by operations and decreased Effect of exchange rate changes on cash and equivalents by $312 million. These amounts have been reflected in the table below. As part of the revision to the Consolidated Statements of Cash Flows, the Company has updated its presentation to separately report Net foreign currency adjustments, which was previously included within Amortization and other.

	NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows
	Six Months Ended November 30, 2014
(In millions)	As Reported	Adjustment	As Revised
Cash provided by operations:
Net income	$1,617	$—	$1,617
Income charges (credits) not affecting cash:
Amortization and other	(54)	69	15
Net foreign currency adjustments	—	243	243
Cash provided by operations	1,235	312	1,547
Effect of exchange rate changes on cash and equivalents	288	(312)	(24)
Net increase (decrease) in cash and equivalents	53	—	53
Cash and equivalents, beginning of period	2,220	—	2,220
CASH AND EQUIVALENTS, END OF PERIOD	$2,273	$—	$2,273
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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for the Company beginning June 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company has not yet determined whether to early adopt the updated guidance, or selected a transition method, and is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $4,600 million and $4,337 million at November 30, 2015 and May 31, 2015, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2015	2015
Collateral received from counterparties to hedging instruments	$725	$968
Compensation and benefits, excluding taxes	724	997
Dividends payable	273	240
Endorsement compensation	273	388
Fair value of derivatives	202	162
Taxes other than income taxes	192	174
Import and logistics costs	174	207
Advertising and marketing	135	117
Other(1)	753	698
TOTAL ACCRUED LIABILITIES	$3,451	$3,951

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2015 and May 31, 2015.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2015 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$731	$731	$—	$—
Level 1:
U.S. Treasury securities	1,283	233	1,050	—
Level 2:
Time deposits	734	734	—	—
U.S. Agency securities	1,015	250	765	—
Commercial paper and bonds	781	331	450	—
Money market funds	1,572	1,572	—	—
Total Level 2:	4,102	2,887	1,215	—
Level 3:
Non-marketable preferred stock	17	—	—	17
TOTAL	$6,133	$3,851	$2,265	$17

	As of May 31, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$615	$615	$—	$—
Level 1:
U.S. Treasury securities	869	225	644	—
Level 2:
Time deposits	684	684	—	—
U.S. Agency securities	976	110	866	—
Commercial paper and bonds	914	352	562	—
Money market funds	1,866	1,866	—	—
Total Level 2:	4,440	3,012	1,428	—
Level 3:
Non-marketable preferred stock	8	—	—	8
TOTAL	$5,932	$3,852	$2,072	$8
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received or posted related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 10 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to the accounting standards for non-cash collateral received.

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2015 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,476	$1,036	$440	$196	$195	$1
Embedded derivatives	7	2	5	10	2	8
Interest rate swaps(2)	—	—	—	5	5	—
TOTAL	$1,483	$1,038	$445	$211	$202	$9

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $196 million as of November 30, 2015. As of that date, the Company had received $725 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of November 30, 2015.

(2)	As of November 30, 2015, no amount of cash collateral had been posted on the derivative liability balance related to the Company's interest rate swaps.

	As of May 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,554	$1,034	$520	$164	$160	$4
Embedded derivatives	7	2	5	11	2	9
Interest rate swaps(2)	78	78	—	—	—	—
TOTAL	$1,639	$1,114	$525	$175	$162	$13

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
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended November 30, 2015 and 2014. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of November 30, 2015 and May 31, 2015.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the six months ended November 30, 2015 the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
As of November 30, 2015, the Company held $2,020 million of available-for-sale securities with maturity dates within one year and $245 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets.
Included in Interest expense (income), net for the three months ended November 30, 2015 and 2014 was interest income related to the Company's available-for-sale securities of $2 million and $2 million, respectively, and $4 million and $3 million for the six months ended November 30, 2015 and 2014, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2015 and the fiscal year ended May 31, 2015.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 10 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the six months ended November 30, 2015.
As of November 30, 2015 and May 31, 2015, the Company had no assets or liabilities that were required to be measured at fair value on a non-recurring basis.
Financial Assets and Liabilities Not Recorded at Fair Value
For fair value information regarding Long-term debt, refer to Note 6 — Long-Term Debt.

The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.
At both November 30, 2015 and May 31, 2015, the Company had $150 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized.

NOTE 5 — Short-Term Borrowings and Credit Lines
There have been no significant changes to the short-term borrowings and credit lines reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, except for the following:
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under this committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at November 30, 2015. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of, and for the six month period ended, November 30, 2015, no amounts were outstanding under either committed credit facility.

NOTE 6 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding As of
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	November 30, 2015	May 31, 2015
Corporate Bond Payables:(1)
October 15, 2015(2)	$100	5.15%	Semi-Annually	$—	$101
May 1, 2023(3)	$500	2.25%	Semi-Annually	499	499
May 1, 2043(3)	$500	3.63%	Semi-Annually	499	499
November 1, 2045(4)	$1,000	3.88%	Semi-Annually	991	—
Promissory Notes:
April 1, 2017(5)	$40	6.20%	Monthly	38	39
January 1, 2018(5)	$19	6.79%	Monthly	19	19
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(6)	¥9,000	2.60%	Quarterly	18	20
August 20, 2001 through November 20, 2020(6)	¥4,000	2.00%	Quarterly	8	9
Total				2,072	1,186
Less current maturities				5	107
TOTAL LONG-TERM DEBT				$2,067	$1,079

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The Company had entered into interest rate swap agreements whereby the Company received fixed interest payments at the same rate as the note and paid variable interest payments based on the six-month LIBOR plus a spread. The swaps had the same notional amount and maturity date as the corresponding note. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of November 30, 2015, the Company had no interest rate swaps designated as fair value hedges.

(3)
The bonds are redeemable at the Company's option prior to February 1, 2023 and November 1, 2042, respectively, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to February 1, 2023 and November 1, 2042, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

(4)
The bonds are redeemable at the Company's option prior to May 1, 2045 at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to May 1, 2045, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

(5)
The Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes were paid-off prior to maturity. Subsequent to November 30, 2015, the notes due January 1, 2018 were legally defeased and an insignificant loss on defeasance will be recognized in the third quarter of fiscal 2016.

(6)
NIKE Logistics YK assumed a total of ¥13 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the twelve month periods ending November 30, 2016 through 2020 are $7 million, $44 million, $24 million, $6 million and $6 million, respectively, at face value.
The Company’s long-term debt is recorded at adjusted cost, net of unamortized premiums and discounts and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $2,020 million at November 30, 2015 and $1,160 million at May 31, 2015.

NOTE 7 — Income Taxes
The effective tax rate was 18.7% and 23.3% for the six month periods ended November 30, 2015 and 2014, respectively. The decrease in the Company’s effective tax rate was primarily due to adjustments in the prior year to tax expense on intercompany transactions and an increase in the proportion of earnings from operations outside of the United States in the current period, which are generally subject to a lower tax rate. The decrease was partially offset by benefits from the resolution of tax audits across several jurisdictions in the prior year period.

As of November 30, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $479 million, $278 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $438 million. The liability for payment of interest and penalties increased $16 million during the six months ended November 30, 2015. As of November 30, 2015 and May 31, 2015, accrued interest and penalties related to uncertain tax positions were $180 million and $164 million, respectively (excluding federal benefit).
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
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2009, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $44 million within the next 12 months.

NOTE 8 — Common Stock and Stock-Based Compensation
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
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the Stock Incentive Plan are granted in the first quarter of each fiscal year, vest ratably over four years and expire 10 years from the date of grant.
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
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015	2014
Stock options(1)	$45	$35	$84	$65
ESPPs	8	6	15	12
Restricted stock	9	8	17	15
TOTAL STOCK-BASED COMPENSATION EXPENSE	$62	$49	$116	$92

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $8 million and $5 million for the three month periods ended November 30, 2015 and 2014, respectively, and $14 million and $9 million for the six month periods ended November 30, 2015 and 2014, respectively.

As of November 30, 2015, the Company had $333 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.5 years.

The weighted average fair value per share of the options granted during the six month periods ended November 30, 2015 and 2014, computed as of the grant date using the Black-Scholes pricing model, was $12.67 and $8.47, respectively. The weighted average assumptions used to estimate these fair values are as follows:

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

NOTE 9 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (“ESPPs”), to purchase an additional 21.2 million and 19.3 million shares of common stock outstanding for the three month periods ended November 30, 2015 and 2014, respectively, and 21.1 million and 1.3 million shares of common stock outstanding for the six month periods ended November 30, 2015 and 2014, respectively, because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2015	2014	2015	2014
Determination of shares:
Weighted average common shares outstanding	1,706.5	1,726.2	1,707.8	1,728.0
Assumed conversion of dilutive stock options and awards	44.9	43.4	45.6	43.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,751.4	1,769.6	1,753.4	1,771.6

Earnings per common share:
Basic	$0.46	$0.38	$1.15	$0.94
Diluted	$0.45	$0.37	$1.12	$0.91

NOTE 10 — Risk Management and Derivatives
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
The majority of derivatives outstanding as of November 30, 2015 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2015 and May 31, 2015:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	November 30, 2015	May 31, 2015	Balance Sheet Location	November 30, 2015	May 31, 2015
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$860	$825	Accrued liabilities	$75	$140
Interest rate swaps	Prepaid expenses and other current assets	—	78	Accrued liabilities	5	—
Foreign exchange forwards and options	Deferred income taxes and other assets	414	520	Deferred income taxes and other liabilities	1	4
Total derivatives formally designated as hedging instruments		1,274	1,423		81	144
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	176	209	Accrued liabilities	120	20
Embedded derivatives	Prepaid expenses and other current assets	2	2	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	26	—	Deferred income taxes and other liabilities	—	—
Embedded derivatives	Deferred income taxes and other assets	5	5	Deferred income taxes and other liabilities	8	9
Total derivatives not designated as hedging instruments		209	216		130	31
TOTAL DERIVATIVES		$1,483	$1,639		$211	$175
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2015 and 2014:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended November 30,
	2015	2014		2015	2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(39)	$(4)	Revenues	$(29)	$(19)
Foreign exchange forwards and options	309	280	Cost of sales	125	21
Foreign exchange forwards and options	187	103	Other (income) expense, net	39	13
Interest rate swaps	(50)	—	Interest expense (income), net	—	—
Total designated cash flow hedges	$407	$379		$135	$15

(1)
For the three months ended November 30, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Six Months Ended November 30,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Six Months Ended November 30,
	2015(2)	2014		2015(2)	2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(10)	$(42)	Revenues	$(75)	$(36)
Foreign exchange forwards and options	205	399	Cost of sales	298	13
Foreign exchange forwards and options	—	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	122	140	Other (income) expense, net	100	18
Interest rate swaps	(50)	—	Interest expense (income), net	—	—
Total designated cash flow hedges	$267	$497		$323	$(5)

(1)
For the six months ended November 30, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Certain amounts have been updated to reflect the proper classification of $40 million between Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives and Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income for the three months ended August 31, 2015.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015	2014
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$1	$1	$2	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	63	185	34	278	Other (income) expense, net
Embedded derivatives	—	2	—	1	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 11 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three and six months ended November 30, 2015 and 2014.
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
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order, as further described within the "Embedded Derivatives" section below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $12.5 billion as of November 30, 2015.

As of November 30, 2015, the Company had outstanding a series of forward-starting interest rate swap agreements with a total notional amount of $500 million. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates. The Company terminated certain forward-starting interest rate swaps with a total notional amount of $1 billion in connection with the October 29, 2015 debt issuance (refer to Note 6 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company received a cash payment from the related counterparties of $34 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest payments are made over the term of the issued debt.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Accumulated other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. The results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives, are recorded in Revenues or Cost of sales when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Accumulated other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net as interest payments are made over the term of the issued debt. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid on options are initially recorded as deferred charges. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Accumulated other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three and six months ended November 30, 2015 and 2014.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three and six months ended November 30, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transactions were no longer probable of occurring were immaterial.
As of November 30, 2015, $785 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2015, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 30 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six months ended November 30, 2015 or 2014. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of November 30, 2015, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended November 30, 2015 or 2014. The Company had no outstanding net investment hedges as of November 30, 2015.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $7.4 billion as of November 30, 2015.
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
In addition, the Company has entered into certain other contractual agreements which have payments that are indexed to currencies that are not the functional currency of either substantial party to the contracts. These payment terms expose NIKE to variability in foreign exchange rates and create embedded derivative contracts that must be bifurcated from the related contract and recorded at fair value as derivative assets or liabilities on the Unaudited Condensed Consolidated Balance Sheets with their corresponding changes in fair value recognized in Other (income) expense, net until each payment is settled.
At November 30, 2015, the total notional amount of embedded derivatives outstanding was approximately $228 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2015, the Company was in compliance with all credit risk-related contingent features and had no derivative instruments with credit risk-related contingent features in a net liability position. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2015, the Company had received $725 million of cash collateral from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 11 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at August 31, 2015	$(112)	$891	$115	$(61)	$833
Other comprehensive gains (losses) before reclassifications(3)	(29)	425	—	11	407
Reclassifications to net income of previously deferred (gains) losses(4)	—	(135)	—	2	(133)
Other comprehensive income (loss)	(29)	290	—	13	274
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $0 million, $18 million, $0 million, $(2) million and $16 million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges(3)	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(4)	(110)	283	—	11	184
Reclassifications to net income of previously deferred (gains) losses(5)	—	(322)	—	(1)	(323)
Other comprehensive income (loss)	(110)	(39)	—	10	(139)
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)
Certain amounts have been updated to reflect the proper classification of $40 million between Other comprehensive gains (losses) before reclassifications and Reclassifications to net income of previously deferred (gains) losses for the three months ended August 31, 2015.

(4)	Net of tax benefit (expense) of $0 million, $16 million, $0 million, $(2) million and $14 million, respectively.

(5)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2014 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at August 31, 2014	$(9)	$167	$115	$(49)	$224
Other comprehensive gains (losses) before reclassifications(3)	(34)	351	—	9	326
Reclassifications to net income of previously deferred (gains) losses(4)	—	(18)	—	(7)	(25)
Other comprehensive income (loss)	(34)	333	—	2	301
Balance at November 30, 2014	$(43)	$500	$115	$(47)	$525

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning and ending balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $11 million, $(28) million, $0 million, $(1) million and $(18) million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $2 million and $(1) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2014	$(11)	$32	$115	$(51)	$85
Other comprehensive gains (losses) before reclassifications(3)	(32)	470	—	14	452
Reclassifications to net income of previously deferred (gains) losses(4)	—	(2)	—	(10)	(12)
Other comprehensive income (loss)	(32)	468	—	4	440
Balance at November 30, 2014	$(43)	$500	$115	$(47)	$525

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning and ending balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $0 million, $(27) million, $0 million, $(3) million and $(30) million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $(7) million, $0 million, $3 million and $(4) million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015(1)	2014
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(29)	$(19)	$(75)	$(36)	Revenues
Foreign exchange forwards and options	125	21	298	13	Cost of sales
Foreign exchange forwards and options	—	—	—	—	Total selling and administrative expense
Foreign exchange forwards and options	39	13	100	18	Other (income) expense, net
Total before tax	135	15	323	(5)
Tax (expense) benefit	—	3	(1)	7
Gain (loss) net of tax	135	18	322	2
Gains (losses) on other	(2)	9	1	13	Other (income) expense, net
Total before tax	(2)	9	1	13
Tax (expense)	—	(2)	—	(3)
Gain (loss) net of tax	(2)	7	1	10
Total net gain (loss) reclassified for the period	$133	$25	$323	$12
(1) Certain amounts have been updated to reflect the proper classification of $40 million between Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income for cash flow hedges for the three months ended August 31, 2015.

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
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015	2014
REVENUES
North America	$3,547	$3,241	$7,346	$6,754
Western Europe	1,299	1,312	2,940	3,025
Central & Eastern Europe	326	347	727	740
Greater China	938	758	1,824	1,437
Japan	205	199	384	359
Emerging Markets	984	1,075	1,950	2,009
Global Brand Divisions	18	27	44	56
Total NIKE Brand	7,317	6,959	15,215	14,380
Converse	398	434	953	1,009
Corporate	(29)	(13)	(68)	(27)
TOTAL NIKE CONSOLIDATED REVENUES	$7,686	$7,380	$16,100	$15,362
EARNINGS BEFORE INTEREST AND TAXES
North America	$882	$785	$1,924	$1,755
Western Europe	307	261	792	665
Central & Eastern Europe	76	57	174	126
Greater China	327	258	657	476
Japan	47	29	83	40
Emerging Markets	241	236	499	392
Global Brand Divisions	(625)	(554)	(1,249)	(1,088)
Total NIKE Brand	1,255	1,072	2,880	2,366
Converse	85	88	232	274
Corporate	(365)	(273)	(688)	(515)
Total NIKE Consolidated Earnings Before Interest and Taxes	975	887	2,424	2,125
Interest expense (income), net	5	9	9	18
TOTAL NIKE CONSOLIDATED EARNINGS BEFORE TAXES	$970	$878	$2,415	$2,107

	As of November 30,	As of May 31,
(In millions)	2015	2015
ACCOUNTS RECEIVABLE, NET
North America	$1,764	$1,737
Western Europe	372	344
Central & Eastern Europe	206	242
Greater China	116	84
Japan	102	134
Emerging Markets	536	461
Global Brand Divisions	87	88
Total NIKE Brand	3,183	3,090
Converse	241	258
Corporate	13	10
TOTAL ACCOUNTS RECEIVABLE, NET	$3,437	$3,358
INVENTORIES
North America	$2,389	$2,207
Western Europe	754	699
Central & Eastern Europe	158	169
Greater China	356	249
Japan	113	94
Emerging Markets	464	528
Global Brand Divisions	35	32
Total NIKE Brand	4,269	3,978
Converse	242	237
Corporate	89	122
TOTAL INVENTORIES	$4,600	$4,337
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$702	$632
Western Europe	490	451
Central & Eastern Europe	47	47
Greater China	234	254
Japan	205	205
Emerging Markets	105	103
Global Brand Divisions	510	484
Total NIKE Brand	2,293	2,176
Converse	125	122
Corporate	817	713
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,235	$3,011

NOTE 13 — Commitments and Contingencies
At November 30, 2015, the Company had letters of credit outstanding totaling $151 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the fiscal year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $20 million at November 30, 2015. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On November 19, 2015, we announced a two-for-one split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015 to shareholders of record at the close of business December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
For the second quarter of fiscal 2016, NIKE, Inc. Revenues increased 4% to $7.7 billion. Excluding the impact of foreign currency exchange rates, Revenues increased 12%. For the second quarter of fiscal 2016, Net income was $785 million and diluted earnings per common share was $0.45, 20% and 22% higher, respectively, than the second quarter of fiscal 2015.
Income before income taxes increased 10% compared to the second quarter of fiscal 2015 due to revenue growth and gross margin expansion, which more than offset higher selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered constant currency revenue growth of 13%, reflecting higher revenues across all geographies, footwear and apparel, and most key categories. Our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products in the second quarter of fiscal 2016. Constant currency revenues for Converse decreased 5%, as growth in the United States and Asia Pacific was more than offset by declines in certain European markets, most notably the United Kingdom.
Our second quarter effective tax rate decreased 630 basis points versus the second quarter of fiscal 2015, primarily due to adjustments in the prior year to tax expense on intercompany transactions and an increase in the proportion of earnings from operations outside the United States in the current year, which are generally subject to a lower tax rate. These factors were partially offset by benefits from the resolution of tax audits across several jurisdictions in the prior year period.
Diluted earnings per common share also benefited from a 1% decline in the diluted weighted average common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2015	2014	% Change	2015	2014	% Change
Revenues	$7,686	$7,380	4%	$16,100	$15,362	5%
Cost of sales	4,185	4,053	3%	8,604	8,314	3%
Gross profit	3,501	3,327	5%	7,496	7,048	6%
Gross margin %	45.6%	45.1%		46.6%	45.9%
Demand creation expense	769	766	0%	1,601	1,663	-4%
Operating overhead expense	1,791	1,672	7%	3,536	3,255	9%
Total selling and administrative expense	2,560	2,438	5%	5,137	4,918	4%
% of Revenues	33.3%	33.0%		31.9%	32.0%
Interest expense (income), net	5	9	—	9	18	—
Other (income) expense, net	(34)	2	—	(65)	5	—
Income before income taxes	970	878	10%	2,415	2,107	15%
Income tax expense	185	223	-17%	451	490	-8%
Effective tax rate	19.1%	25.4%		18.7%	23.3%
Net income	$785	$655	20%	$1,964	$1,617	21%
Diluted earnings per common share	$0.45	$0.37	22%	$1.12	$0.91	23%

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,592	$4,267	8%	16%	$9,715	$8,968	8%	17%
Apparel	2,362	2,285	3%	10%	4,703	4,521	4%	11%
Equipment	345	380	-9%	-1%	753	835	-10%	-2%
Global Brand Divisions(3)	18	27	-33%	-26%	44	56	-21%	-11%
Total NIKE Brand Revenues	7,317	6,959	5%	13%	15,215	14,380	6%	14%
Converse	398	434	-8%	-5%	953	1,009	-6%	-1%
Corporate(4)	(29)	(13)	—	—	(68)	(27)	—	—
TOTAL NIKE, INC. REVENUES	$7,686	$7,380	4%	12%	$16,100	$15,362	5%	13%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,558	$5,452	2%	9%	$11,498	$11,141	3%	11%
Sales Direct to Consumer	1,741	1,480	18%	26%	3,673	3,183	15%	23%
Global Brand Divisions(3)	18	27	-33%	-26%	44	56	-21%	-11%
TOTAL NIKE BRAND REVENUES	$7,317	$6,959	5%	13%	$15,215	$14,380	6%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Results have been restated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 12% and 13% for the second quarter and first six months of fiscal 2016, respectively, driven by higher revenues for the NIKE Brand. Excluding the effects of changes in currency exchange rates, every NIKE Brand geography delivered higher revenues for the second quarter and first six months of fiscal 2016, driven by our broad portfolio of innovative products, deep brand connections and compelling retail experiences to consumers. For both the second quarter and first six months of fiscal 2016, North America contributed approximately 4 percentage points of the increase in NIKE, Inc. Revenues, while Greater China contributed approximately 3 percentage points, Western Europe and Emerging Markets each contributed 2 percentage points, and Central and Eastern Europe contributed approximately 1 percentage point. Japan contributed approximately 1 percentage point for the year-to-date period.
Excluding the effects of changes in currency exchange rates, the increase in NIKE Brand footwear revenues for the second quarter and first six months of fiscal 2016 was attributable to growth in nearly all key categories, led by Sportswear, the Jordan Brand and Running. Unit sales of footwear increased approximately 11% for both the second quarter and first six months of fiscal 2016, and increases in average selling price per pair contributed approximately 5 and 6 percentage points of footwear revenue growth for the respective periods. The increases in average selling price per pair for both periods were due to the favorable impact of growth in our higher-priced Direct to Consumer ("DTC") business as well as shifts in mix to higher-priced products.
The constant currency increase in NIKE Brand apparel revenues for the second quarter and first six months of fiscal 2016 was driven by growth in nearly all key categories, most notably Sportswear, Men's Training, Women's Training and Running, while Action Sports declined for both periods. Global Football also declined for the year-to-date period, due to comparisons to higher World Cup-related sales in the first quarter of fiscal 2015 as well as the expiration of certain club endorsement agreements in Western Europe. For the second quarter and first six months of fiscal 2016, unit sales of apparel increased approximately 8% and 9%, respectively, while increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth for both periods. The increases in average selling price per unit for both the second quarter and first six months of fiscal 2016 were primarily attributable to growth in our higher-priced DTC business.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC distribution in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For both the second quarter and first six months of fiscal 2016, DTC revenues represented approximately 24% of our total NIKE Brand revenues compared to 21% and 22% for the second quarter and first six months of fiscal 2015, respectively. On a currency neutral basis, DTC revenues grew 26% for the second quarter of fiscal 2016, led by comparable store sales growth of 13%, online sales growth and the addition of new stores. For the first six months of fiscal 2016, constant currency DTC revenues grew 23% due to comparable store sales growth of 10%, the addition of new stores and online sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a currency-neutral basis, online sales through NIKE-owned websites, which are not included in comparable store sales, grew 49% and 48% for the second quarter and first six months of fiscal 2016, respectively. Online sales represented approximately 21% and 19% of our total NIKE Brand DTC revenues for the second quarter and first six months of fiscal 2016, respectively, compared to 18% and 16% for the second quarter and first six months of fiscal 2015, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from December 2015 through April 2016 totaled $12.3 billion and were 15% higher than the orders reported for the comparable prior year period. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 20%, with unit orders and average selling price per unit contributing approximately 12 and 8 percentage points of growth, respectively.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	14%	14%
Western Europe	17%	25%
Central & Eastern Europe	3%	13%
Greater China	31%	34%
Japan	26%	32%
Emerging Markets	0%	14%
TOTAL NIKE BRAND FUTURES ORDERS	15%	20%

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

Gross Margin

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change		2015	2014	% Change
Gross profit	$3,501	$3,327	5%		$7,496	$7,048	6%
Gross margin %	45.6%	45.1%	50	bps	46.6%	45.9%	70	bps
For the second quarter and first six months of fiscal 2016, our consolidated gross margin was 50 and 70 basis points higher than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 260 basis points for the second quarter and 240 basis points for the first six months) primarily due to shifts in mix to higher-priced products and, to a lesser extent, increased prices, in part reflecting inflationary conditions in certain territories;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 90 basis points for the second quarter and 100 basis points for the first six months) largely due to shifts in mix to higher-cost products as well as labor input cost inflation;

•
Our higher-margin NIKE Brand DTC business had an insignificant impact on gross margin for the second quarter as the favorable impact due to growth was largely offset by lower margins due to increased liquidation efforts in the quarter, primarily in North America; for the first six months, growth in NIKE Brand DTC increased gross margin approximately 20 basis points;

•
Higher other costs (decreasing gross margin approximately 50 basis points for both the second quarter and first six months) primarily driven by higher warehousing expenses in North America, due to additional investments in infrastructure, and higher product design and development costs; and

•	Unfavorable changes in foreign currency exchange rates, including hedges (decreasing gross margin approximately 50 basis points for the second quarter and 30 basis points for the first six months).
Total Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Demand creation expense(1)	$769	$766	0%	$1,601	$1,663	-4%
Operating overhead expense	1,791	1,672	7%	3,536	3,255	9%
Total selling and administrative expense	$2,560	$2,438	5%	$5,137	$4,918	4%
% of Revenues	33.3%	33.0%	30 bps	31.9%	32.0%	(10) bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense was nearly flat for the second quarter of fiscal 2016 as increased investments in DTC marketing mostly offset lower sports marketing and other demand creation expenses. For the first six months of fiscal 2016, Demand creation expense decreased 4% primarily due to lower advertising expense compared to higher spending in the first six months of fiscal 2015 to support the World Cup. Changes in foreign currency exchange rates reduced the growth in Demand creation expense by approximately 7 and 8 percentage points for the second quarter and first six months of fiscal 2016, respectively.
Operating overhead expense increased 7% and 9% for the second quarter and first six months of fiscal 2016, respectively. The increase in both periods was driven by continued growth in our DTC business, including new store openings and higher variable expenses, as well as ongoing investments in operational infrastructure and consumer-focused digital capabilities. Changes in foreign currency exchange rates reduced the growth in Operating overhead expense by approximately 6 percentage points for both the second quarter and first six months of fiscal 2016.
Other (Income) Expense, Net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2015	2014	2015	2014
Other (income) expense, net	$(34)	$2	$(65)	$5
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2016, Other (income) expense, net shifted from $2 million of other expense, net in the prior year to $34 million of other income, net primarily due to a $21 million net change in foreign currency conversion gains and losses, a favorable settlement of a legal judgment related to a bankruptcy case in Western Europe, and other non-operating items.
For the first six months of fiscal 2016, Other (income) expense, net shifted from $5 million of other expense, net in the prior year to $65 million of other income, net primarily due to a $43 million net change in foreign currency conversion gains and losses, the favorable settlement of the bankruptcy case noted above, and other non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $109 million and $260 million on our Income before income taxes for the second quarter and first six months of fiscal 2016, respectively.

Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2015	2014	% Change	2015	2014	% Change
Effective tax rate	19.1%	25.4%	(630) bps	18.7%	23.3%	(460) bps
Our effective tax rates for the second quarter and first six months of fiscal 2016 were 630 basis points and 460 basis points lower than the respective prior year periods primarily due to adjustments in the prior year to tax expense on intercompany transactions and an increase in the proportion of earnings from operations outside the United States in the current year, which are generally subject to a lower tax rate. These factors were partially offset by benefits from the resolution of tax audits across several jurisdictions in the prior year periods.
We anticipate the effective tax rate for the full fiscal year will be approximately 20.0%.

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
The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)	2015	2014(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,547	$3,241	9%	10%	$7,346	$6,754	9%	9%
Western Europe	1,299	1,312	-1%	12%	2,940	3,025	-3%	13%
Central & Eastern Europe	326	347	-6%	15%	727	740	-2%	21%
Greater China	938	758	24%	28%	1,824	1,437	27%	29%
Japan	205	199	3%	17%	384	359	7%	25%
Emerging Markets	984	1,075	-8%	11%	1,950	2,009	-3%	15%
Global Brand Divisions(3)	18	27	-33%	-26%	44	56	-21%	-11%
Total NIKE Brand Revenues	7,317	6,959	5%	13%	15,215	14,380	6%	14%
Converse	398	434	-8%	-5%	953	1,009	-6%	-1%
Corporate(4)	(29)	(13)	—	—	(68)	(27)	—	—
TOTAL NIKE, INC. REVENUES	$7,686	$7,380	4%	12%	$16,100	$15,362	5%	13%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Results have been restated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations.

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

The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2015	2014(1)	% Change	2015	2014(1)	% Change
North America	$882	$785	12%	$1,924	$1,755	10%
Western Europe	307	261	18%	792	665	19%
Central & Eastern Europe	76	57	33%	174	126	38%
Greater China	327	258	27%	657	476	38%
Japan	47	29	62%	83	40	108%
Emerging Markets	241	236	2%	499	392	27%
Global Brand Divisions	(625)	(554)	-13%	(1,249)	(1,088)	-15%
Total NIKE Brand	1,255	1,072	17%	2,880	2,366	22%
Converse	85	88	-3%	232	274	-15%
Corporate	(365)	(273)	-34%	(688)	(515)	-34%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	975	887	10%	2,424	2,125	14%
Interest expense (income), net	5	9	—	9	18	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$970	$878	10%	$2,415	$2,107	15%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.
North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,162	$1,925	12%	13%	$4,528	$4,108	10%	11%
Apparel	1,221	1,131	8%	8%	2,468	2,235	10%	11%
Equipment	164	185	-11%	-12%	350	411	-15%	-15%
TOTAL REVENUES	$3,547	$3,241	9%	10%	$7,346	$6,754	9%	9%
Revenues by:
Sales to Wholesale Customers	$2,678	$2,497	7%	8%	$5,427	$5,049	7%	8%
Sales Direct to Consumer	869	744	17%	17%	1,919	1,705	13%	13%
TOTAL REVENUES	$3,547	$3,241	9%	10%	$7,346	$6,754	9%	9%
EARNINGS BEFORE INTEREST AND TAXES	$882	$785	12%		$1,924	$1,755	10%

Excluding changes in currency exchange rates, North America revenues for the second quarter and first six months of fiscal 2016 increased 10% and 9%, respectively, driven by strong demand for NIKE Brand products across nearly all key categories, led by Sportswear, the Jordan Brand, Men's Training and Running, with the Jordan Brand having a greater impact than Sportswear for the second quarter. DTC revenue grew 17% for the second quarter of fiscal 2016, driven by online sales growth, comparable store sales growth of 7% and the addition of new stores. For the first six months of fiscal 2016, DTC revenue grew 13% due to online sales growth, the addition of new stores and comparable store sales growth of 4%.
The constant currency footwear revenue growth for the second quarter and first six months of fiscal 2016 was driven by growth in nearly every key category, led by the Jordan Brand, Sportswear and Running. For the second quarter and first six months of fiscal 2016, unit sales of footwear increased approximately 12% and 8%, respectively, while increases in average selling price per pair contributed approximately 1 and 3 percentage points of footwear revenue growth for the respective periods. The increase in average selling price per pair for the second quarter of fiscal 2016 was due primarily to shifts in mix to higher-priced products. For the first six months of fiscal 2016, the increase in average selling price per pair was driven by shifts in mix to higher-priced products, and to a lesser extent, increases in the proportion of revenues from our higher-priced DTC business.
The increase in apparel revenues for the second quarter and first six months of fiscal 2016 was attributable to growth in most key categories, primarily Men's Training and Sportswear. Second quarter fiscal 2016 unit sales of apparel increased approximately 8% while average selling price per unit was flat compared to the prior year. For the first six months of fiscal 2016 unit sales of apparel increased approximately 9% while increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth. The increase in average selling price per unit for the first six months of fiscal 2016 was primarily due to shifts in mix to higher-priced products, and to a lesser extent, the favorable impact of growth in our higher-priced DTC business.

EBIT grew 12% and 10% for the second quarter and first six months of fiscal 2016, respectively, driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin for both periods. Gross margin decreased 20 basis points for both the second quarter and first six months of fiscal 2016 as increased product input costs, higher warehousing costs, inventory obsolescence and higher off-price mix more than offset higher average selling prices. For both the second quarter and first six months of fiscal 2016, selling and administrative expenses decreased as a percent of revenues despite higher operating overhead costs primarily to support DTC growth, and to a lesser extent, increased investments in infrastructure. Demand creation was mostly flat for the second quarter and first six months of fiscal 2016 as lower advertising expense in both periods was mostly offset by increased spending for key brand events and other demand creation costs for the second quarter and by increased sports marketing costs for the first six months of fiscal 2016.
Inventories in North America remain somewhat elevated as of the second quarter, and we continue to work to expeditiously clear excess inventory while continuing to bring new products to market. These liquidation efforts are expected to have a negative impact on gross margin for both North America and NIKE, Inc. for the third quarter, and inventory levels are expected to normalize over the third and fourth quarters of fiscal 2016.
Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$845	$864	-2%	11%	$1,973	$1,991	-1%	15%
Apparel	391	384	2%	15%	825	881	-6%	8%
Equipment	63	64	-2%	11%	142	153	-7%	7%
TOTAL REVENUES	$1,299	$1,312	-1%	12%	$2,940	$3,025	-3%	13%
Revenues by:
Sales to Wholesale Customers	$977	$1,025	-5%	8%	$2,257	$2,413	-6%	9%
Sales Direct to Consumer	322	287	12%	26%	683	612	12%	29%
TOTAL REVENUES	$1,299	$1,312	-1%	12%	$2,940	$3,025	-3%	13%
EARNINGS BEFORE INTEREST AND TAXES	$307	$261	18%		$792	$665	19%
Excluding changes in currency exchange rates, Western Europe revenues for the second quarter and first six months of fiscal 2016 increased 12% and 13%, respectively, due to higher revenues in every territory. Revenue growth for the second quarter was led by three of our largest territories, the UK & Ireland, Southern Europe (which includes Italy, Spain and Portugal) and AGS (Austria, Germany and Switzerland), which grew 12%, 16% and 14%, respectively. For the first six months of fiscal 2016, growth was led by AGS, Southern Europe and the UK & Ireland, which grew 17%, 13% and 10%, respectively. On a category basis, revenues grew in most key categories for the second quarter of fiscal 2016, led by Sportswear and Football (Soccer). For the first six months of fiscal 2016, nearly all key categories grew, most notably Sportswear, while Football (Soccer) declined due to the expiration of certain club endorsement agreements and comparisons to higher World Cup-related revenues in the first quarter of fiscal 2015. DTC revenues grew 26% and 29% for the second quarter and first six months of fiscal 2016, respectively, driven by comparable store sales growth of 16% and 15%, respectively, online sales growth and the addition of new stores.
The constant currency footwear revenue growth for the second quarter and first six months of fiscal 2016 reflected growth in most key categories, led by Sportswear. For the second quarter and first six months of fiscal 2016, unit sales of footwear increased approximately 7% and 11%, respectively, while increases in average selling price per pair contributed approximately 4 percentage points of footwear revenue growth for each period. The increases in average selling price per pair for both periods were primarily driven by shifts in mix to higher-priced products, and to a lesser extent, the favorable impact of increases in the proportion of sales from of our higher-priced DTC business.
Constant currency apparel revenue growth for the second quarter of fiscal 2016 was due to growth in nearly every key category, led by Sportswear. For the first six months of fiscal 2016, revenues grew in most key categories, primarily Sportswear, partially offset by a decline in Football (Soccer). Second quarter fiscal 2016 unit sales of apparel increased approximately 10% while increases in average selling price per unit contributed approximately 5 percentage points of apparel revenue growth. The increase in average selling price per unit for the second quarter of fiscal 2016 was primarily due to the favorable impact of growth in our higher-priced DTC business. For the first six months of fiscal 2016 unit sales of apparel increased approximately 9% while decreases in average selling price per unit reduced apparel revenue growth by approximately 1 percentage point. The decrease in average selling price per unit for the first six months of fiscal 2016 was primarily attributable to shifts in mix to lower-priced products, partly due to comparisons to higher sales of higher-priced Football (Soccer) replica apparel in the first half of fiscal 2015, partially offset by the favorable impact of growth in our higher-priced DTC business.
Reported EBIT grew 18% for the second quarter of fiscal 2016, despite the negative translation impact from changes in currency exchange rates, most notably the Euro. Reported revenues declined 1%, but were more than offset by gross margin expansion and selling and administrative expense leverage, as well as the favorable settlement of a legal judgment related to a bankruptcy case reflected in Other (income) expense, net. Gross margin increased 170 basis points for the second quarter of fiscal 2016, primarily driven by higher average selling prices and favorable standard foreign currency exchange rates, partially offset by higher off-price mix. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead, primarily to support DTC growth, as well as investments in infrastructure. Demand creation was higher due to increased advertising, digital brand marketing expense and other demand creation costs, partially offset by lower sports marketing and brand events.

Reported EBIT for the first six months of fiscal 2016 grew 19%, despite the weaker Euro. Lower reported revenues, which declined 3%, were more than offset by gross margin expansion, selling and administrative expense leverage, and the favorable legal settlement in the second quarter reflected in Other (income) expense, net noted above. Gross margin increased 290 basis points for the first six months of fiscal 2016 primarily driven by higher average selling prices, favorable standard foreign currency exchange rates, and lower third party royalties, partially offset by higher off-price mix. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead, primarily to support DTC growth. Demand creation was higher due to growth in DTC as well as increased digital brand marketing expense and other demand creation costs, partially offset by lower sports marketing expense.
Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$183	$180	2%	23%	$421	$403	4%	28%
Apparel	126	149	-15%	5%	259	284	-9%	13%
Equipment	17	18	-6%	19%	47	53	-11%	11%
TOTAL REVENUES	$326	$347	-6%	15%	$727	$740	-2%	21%
Revenues by:
Sales to Wholesale Customers	$277	$302	-8%	10%	$627	$653	-4%	17%
Sales Direct to Consumer	49	45	9%	44%	100	87	15%	51%
TOTAL REVENUES	$326	$347	-6%	15%	$727	$740	-2%	21%
EARNINGS BEFORE INTEREST AND TAXES	$76	$57	33%		$174	$126	38%
On a currency-neutral basis, Central & Eastern Europe revenues increased 15% and 21% for the second quarter and first six months of fiscal 2016, respectively, with double-digit growth in most territories. Revenues in two of our largest territories, Turkey and Russia, grew 37% and 14%, respectively, for the second quarter of fiscal 2016, and 37% and 20%, respectively, for the first six months of fiscal 2016. Our distributors business also grew 8% and 23% for the second quarter and first six months of fiscal 2016, respectively. Revenues in Greece, one of our smallest territories, decreased 21% and 18% for the second quarter and first six months of fiscal 2016, respectively, as a result of on-going macroeconomic volatility. On a category basis, revenues for the second quarter and first six months of fiscal 2016 increased in nearly every key category, led by Sportswear and Running. For the second quarter and first six months of fiscal 2016, DTC revenues increased 44% and 51%, respectively, fueled by strong comparable store sales growth of 28% and 29%, respectively, along with the addition of new stores.
Constant currency footwear revenue growth for the second quarter and first six months of fiscal 2016 was attributable to growth in nearly all key categories, most notably Sportswear. Unit sales of footwear for the second quarter and first six months of fiscal 2016 increased approximately 8% and 9%, respectively, while increases in average selling price per pair contributed approximately 15 and 19 percentage points, respectively, of footwear revenue growth. The increases in average selling price per pair for both periods were primarily attributable to price increases reflecting inflationary conditions in certain territories.
The constant currency increase in apparel revenue for the second quarter of fiscal 2016 was fueled by growth in most key categories, led by Running, Football (Soccer) and Men's Training. For the first six months of fiscal 2016, nearly all key categories increased, led by Running, Sportswear, Women's Training and Men's Training. Unit sales of apparel for the second quarter of fiscal 2016 decreased 3%, but increased 4% for the first six months of fiscal 2016, while increases in average selling price per unit contributed approximately 8 percentage points and 9 percentage points of apparel revenue growth for the respective periods. The increases in average selling price per unit for both periods was primarily attributable to price increases reflecting inflationary conditions in certain territories.
On a reported basis, EBIT for the second quarter of fiscal 2016 increased 33%, despite the negative impact of changes in foreign currency exchange rates, primarily the Russian Ruble and Turkish Lira. On a reported basis, revenues declined 6% and selling and administrative expense increased slightly as a percent of revenues, while gross margin increased 600 basis points. Gross margin expanded significantly due primarily to higher average selling prices and comparisons to higher import duty costs in the prior year, partially offset by unfavorable standard foreign currency exchange rates. Selling and administrative expense grew as a percent of revenues primarily due to higher operating overhead costs resulting from investments in our growing DTC business, including higher variable costs, while demand creation was flat for the second quarter.
On a reported basis, EBIT for the first six months of fiscal 2016 increased 38%, despite the negative impact of translation. Reported revenue declined 2%, but was more than offset by strong gross margin expansion and selling and administrative expense leverage. Gross margin increased 450 basis points primarily due to higher average selling prices, partially offset by higher product costs and unfavorable standard foreign currency exchange rates. Selling and administrative expense declined as a percent of revenues despite higher operating overhead costs to support our growing DTC business, as well as higher demand creation due to increased sports marketing costs.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$600	$463	30%	34%	$1,199	$903	33%	35%
Apparel	306	266	15%	19%	552	468	18%	20%
Equipment	32	29	10%	14%	73	66	11%	12%
TOTAL REVENUES	$938	$758	24%	28%	$1,824	$1,437	27%	29%
Revenues by:
Sales to Wholesale Customers	$657	$564	16%	20%	$1,291	$1,072	20%	22%
Sales Direct to Consumer	281	194	45%	51%	533	365	46%	49%
TOTAL REVENUES	$938	$758	24%	28%	$1,824	$1,437	27%	29%
EARNINGS BEFORE INTEREST AND TAXES	$327	$258	27%		$657	$476	38%
Excluding changes in currency exchange rates, Greater China revenues increased 28% and 29% for the second quarter and first six months of fiscal 2016, respectively, driven by higher revenues in nearly all key categories, most notably Sportswear, Running, NIKE Basketball and the Jordan Brand. DTC revenues increased 51% and 49% for the second quarter and first six months of fiscal 2016, respectively, driven by comparable store sales growth of 25% and 23%, respectively, strong online sales growth and the addition of new stores.
Constant currency footwear revenue growth in the second quarter and first six months of fiscal 2016 was attributable to increases in most key categories, led by Sportswear, Running, NIKE Basketball and the Jordan Brand. Unit sales of footwear for the second quarter and first six months of fiscal 2016 increased approximately 29% and 28%, respectively, while increases in average selling price per pair contributed approximately 5 and 7 percentage points, respectively, of footwear revenue growth. The increases in average selling price per pair for both the second quarter and first six months of fiscal 2016 were due primarily to increases in the proportion of revenues from our higher-priced DTC business.
The constant currency growth in apparel revenues for the second quarter and first six months of fiscal 2016 was due to growth in nearly all key categories, led by Sportswear, Running, Women's Training and the Jordan Brand. Second quarter fiscal 2016 unit sales of apparel increased approximately 26% while decreases in average selling price per unit reduced apparel revenue growth by approximately 7 percentage points. For the first six months of fiscal 2016 unit sales of apparel increased approximately 20% while average selling price per unit was flat compared to the prior year. The decrease in average selling price per unit for the second quarter of fiscal 2016 was attributable to shifts in mix to lower-priced products, in part due to a higher percentage of higher-priced outerwear in the prior year.
On a reported basis, EBIT increased 27% for the second quarter of fiscal 2016, driven by higher revenues and gross margin expansion, partially offset by higher selling and administrative expense as a percent of revenue. Gross margin expansion of 40 basis points was primarily attributable to higher average selling prices. Selling and administrative expense increased as a percent of revenues, primarily due to higher demand creation expense resulting from increased advertising, sports marketing and brand events. Operating overhead also increased to support our growing DTC business.
On a reported basis, EBIT increased 38% for the first six months of fiscal 2016, driven by higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 110 basis points due to higher average selling prices, the favorable impact of growth in our higher-margin DTC business and favorable off-price margins, which more than offset higher product costs due to shifts in mix to higher-cost products. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead to support DTC and overall growth, as well as increased demand creation expense resulting from higher sports marketing costs and brand events.
Japan

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$128	$108	19%	36%	$250	$208	20%	41%
Apparel	63	75	-16%	-4%	106	121	-12%	2%
Equipment	14	16	-13%	-7%	28	30	-7%	8%
TOTAL REVENUES	$205	$199	3%	17%	$384	$359	7%	25%
Revenues by:
Sales to Wholesale Customers	$144	$150	-4%	9%	$258	$259	0%	16%
Sales Direct to Consumer	61	49	24%	44%	126	100	26%	49%
TOTAL REVENUES	$205	$199	3%	17%	$384	$359	7%	25%
EARNINGS BEFORE INTEREST AND TAXES	$47	$29	62%		$83	$40	108%

Excluding changes in currency exchange rates, revenues for Japan increased 17% and 25% for the second quarter and first six months of fiscal 2016, respectively. The increases for both periods were driven by growth in most key categories, led by Sportswear. DTC revenues grew 44% and 49% for the second quarter and first six months of fiscal 2016, respectively, due to comparable store sales growth of 22% and 25%, respectively, and strong online sales growth.
On a reported basis, EBIT increased 62% and 108% for the second quarter and first six months of fiscal 2016, respectively, despite the significantly weaker Yen. EBIT growth in both periods was driven by higher reported revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 480 and 470 basis points for the second quarter and first six months of fiscal 2016, respectively, primarily due to higher average selling prices, in part reflecting lower discounts, and the favorable impact of growth in our higher-margin DTC business, which more than offset the unfavorable impact of standard foreign currency exchange rates. For the second quarter and first six months of fiscal 2016, selling and administrative expense declined as a percent of revenues despite increased operating overhead and demand creation investments, primarily to support our growing DTC business.
Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$674	$727	-7%	12%	$1,344	$1,355	-1%	17%
Apparel	255	280	-9%	10%	493	532	-7%	10%
Equipment	55	68	-19%	4%	113	122	-7%	13%
TOTAL REVENUES	$984	$1,075	-8%	11%	$1,950	$2,009	-3%	15%
Revenues by:
Sales to Wholesale Customers	$825	$914	-10%	9%	$1,638	$1,695	-3%	14%
Sales Direct to Consumer	159	161	-1%	25%	312	314	-1%	23%
TOTAL REVENUES	$984	$1,075	-8%	11%	$1,950	$2,009	-3%	15%
EARNINGS BEFORE INTEREST AND TAXES	$241	$236	2%		$499	$392	27%
On a currency-neutral basis, Emerging Markets revenues for the second quarter and first six months of fiscal 2016 increased 11% and 15%, respectively. Growth in the second quarter was attributable to higher revenues in most territories, led by SOCO (which includes Argentina, Uruguay and Chile), Mexico and Pacific (which includes Australia and New Zealand), which grew 21%, 27% and 38%, respectively. For the first six months of fiscal 2016, nearly all territories grew, most notably Mexico, SOCO and Pacific, which grew 57%, 24% and 33%, respectively. Significant revenue growth in Mexico in both periods was due to improved market conditions, as well as favorable comparisons to significantly lower sales in the second quarter and first six months of fiscal 2015. Revenues in one or our largest territories, Brazil, were down 6% for the second quarter and 3% for the first six months of fiscal 2016 due to continued macroeconomic challenges and comparisons to strong sales related to the World Cup in the first quarter of fiscal 2015. On a category basis, revenues were higher for nearly all key categories for the second quarter and first six months of fiscal 2016, led by Sportswear, Action Sports and Running. DTC revenues increased 25% in the second quarter, driven by the addition of new stores, comparable store sales growth of 11% and online sales growth. DTC revenues increased 23% for the first six months of fiscal 2016, attributable to comparable store sales growth of 11%, the addition of new stores and online sales growth.
Constant currency footwear revenue growth for the second quarter and first six months of fiscal 2016 was due to growth in nearly every key category, led by Sportswear, Action Sports and Running in both periods, with Football (Soccer) also driving year-to-date growth. Unit sales of footwear increased approximately 2% and 6%, respectively, for the second quarter and first six months of fiscal 2016, while increases in average selling price per pair contributed approximately 10 and 11 percentage points, respectively, of footwear revenue growth. The increases in average selling price per pair for both the second quarter and first six months of fiscal 2016 were primarily due to price increases reflecting inflationary conditions in certain territories, as well as growth in our higher-priced DTC business.
The constant currency apparel revenue growth for the second quarter of fiscal 2016 was driven by growth in most key categories, led by Women's Training, Football (Soccer) and Running. For the first six months of fiscal 2016, the growth was led by Sportswear and Women's Training, partially offset by a decline in Football (Soccer). The decrease in Football (Soccer) revenues for the first six months of fiscal 2016 was primarily due to comparisons to strong sales of product related to the World Cup in the first quarter of fiscal 2015. For the second quarter and first six months of fiscal 2016, unit sales of apparel increased approximately 3% and 2%, respectively, while increases in average selling price per unit contributed approximately 7 and 8 percentage points of apparel revenue growth, respectively. The increases in average selling price per unit for both the second quarter and first six months of fiscal 2016 were primarily attributable to price increases reflecting inflationary conditions in certain territories and growth in our higher-priced DTC business.
Reported EBIT increased 2% for the second quarter of fiscal 2016, despite the negative impact of changes in foreign currency exchange rates, primarily the Brazilian Real, Argentine Peso and Mexican Peso. On a reported basis, revenues declined 8% and selling and administrative expense increased as a percent of revenues, while gross margin expanded 450 basis points. Gross margin expanded due to higher average selling prices and lower obsolescence and warehousing costs, which more than offset shifts in mix to higher-cost products. Selling and administrative expense grew due to higher operating overhead, reflecting increased investments in DTC as well as higher performance-based compensation. Demand creation expense also increased primarily due to higher sports marketing costs and advertising expenses.

For the first six months of fiscal 2016, reported EBIT increased 27%, despite the negative impact of translation. On a reported basis, revenues declined 3%, while gross margin expanded and selling and administrative expense decreased as a percent of revenues. Gross margin expanded 430 basis points due to higher average selling prices, lower obsolescence and warehousing costs, and a refund of certain customs duty charges recognized in prior years, partially offset by shifts in mix to higher-cost products. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead due to increased investments in DTC and higher performance-based compensation.
Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$18	$27	-33%	-26%	$44	$56	-21%	-11%
(Loss) Before Interest and Taxes	$(625)	$(554)	13%		$(1,249)	$(1,088)	15%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the second quarter and first six months of fiscal 2016 as higher operating overhead more than offset lower demand creation expense. The increases in operating overhead for both periods were due to investments in operational infrastructure, consumer-focused digital capabilities and product creation and design initiatives. For both the second quarter and first six months of fiscal 2016, demand creation expense declined as increased digital brand marketing and higher sports marketing costs were more than offset by lower advertising and other demand creation expense.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	% Change Excluding Currency Changes	2015	2014	% Change	% Change Excluding Currency Changes
Revenues	$398	$434	-8%	-5%	$953	$1,009	-6%	-1%
Earnings Before Interest and Taxes	$85	$88	-3%		$232	$274	-15%
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
Excluding changes in currency exchange rates, revenues for Converse decreased 5% and 1% for the second quarter and first six months of fiscal 2016, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), declined 1% for the second quarter of fiscal 2016, reducing total Converse revenue by approximately 1 percentage point. For the first six months of fiscal 2016, comparable direct distribution markets grew 1%, contributing approximately 1 percentage point of growth to total Converse revenues. Comparable direct distribution market unit sales decreased approximately 4% and 3% for the second quarter and first six months of fiscal 2016, respectively, while increases in average selling price per unit contributed approximately 3 and 4 percentage points of direct distribution markets revenue growth, respectively. For the second quarter and first six months of fiscal 2016, growth in the United States was more than offset by declines in certain European markets, most notably the United Kingdom. Growth in Asia Pacific also favorably impacted the second quarter. Conversion of markets from licensed to direct distribution reduced total Converse revenue growth by approximately 1 percentage point for the second quarter of fiscal 2016 and had no impact for the year-to-date period. Revenues from comparable licensed markets decreased 25% and 19% for the second quarter and first six months of fiscal 2016, respectively, reducing total Converse revenue growth by approximately 3 and 2 percentage points, respectively. The decrease in comparable licensed markets revenues was due primarily to weaker sales from European licensees and poor macroeconomic conditions in Latin America.
Reported EBIT for Converse decreased 3% for the second quarter of fiscal 2016 due to lower reported revenues and lower gross margin, partially offset by selling and administrative expense leverage. For the first six months of fiscal 2016, reported EBIT for Converse decreased 15% due to lower reported revenues, lower gross margin and higher selling and administrative expense. Gross margin decreased 80 and 120 basis points for the second quarter and first six months of fiscal 2016, respectively, primarily due to shifts in mix to lower-margin products and territories. Selling and administrative expense was lower for the second quarter of fiscal 2016 due to lower operating overhead costs primarily resulting from a bad debt recovery in the period. For the first six months of fiscal 2016, selling and administrative expense increased due to higher operating overhead costs, primarily driven by higher intellectual property enforcement costs and investments in infrastructure to support growth.
Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2015	2014	% Change	2015	2014	% Change
Revenues	$(29)	$(13)	—	$(68)	$(27)	—
(Loss) Before Interest and Taxes	$(365)	$(273)	34%	$(688)	$(515)	34%

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
Corporate's loss before interest and taxes increased $92 million and $173 million for the second quarter and first six months of fiscal 2016, respectively. The increases are primarily due to the following:

•
a change of $60 million for the second quarter and $102 million for the first six months of fiscal 2016 from net foreign currency gains to net foreign currency losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these losses are reported as a component of consolidated gross margin;

•
an increase of $38 million for the second quarter and $98 million for the first six months of fiscal 2016 in corporate overhead expense driven primarily by corporate initiatives to support the growth of the business and performance-based compensation; and

•
a beneficial change of $11 million for the second quarter and $42 million for the first six months of fiscal 2016 from net foreign currency losses to net foreign currency gains, from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other (income) expense, net. Refer to Note 10 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements, which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other (income) expense, net. Refer to Note 10 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

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

Managing Transactional Exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with the accounting standards for derivatives and hedging, except for hedges of the embedded derivatives components of the product cost exposures and other contractual agreements as discussed above.
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, changes in fair value of these instruments are immediately recognized in Other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.
Refer to Note 4 — Fair Value Measurements and Note 10 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at each reported period end.
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $586 million and $173 million for the three months ended November 30, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $130 million and $33 million for the three months ended November 30, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $1,287 million and $185 million for the six months ended November 30, 2015 and 2014, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $303 million and $28 million for the six months ended November 30, 2015 and 2014, respectively.

Managing Translational Exposures
To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated investments at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under the accounting standards for derivatives and hedging. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments. The combination of the purchase and sale of the U.S. Dollar investment and the hedging instrument has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of available-for-sale investments are accounted for as cash flow hedges.
Refer to Note 4 — Fair Value Measurements and Note 10 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $109 million and $260 million on our Income before income taxes for the three and six month periods ended November 30, 2015, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of November 30, 2015 and 2014. There were no cash flows from net investment hedge settlements for the three or six month periods ended November 30, 2015 and 2014.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $1,036 million for the first six months of fiscal 2016 compared to $1,547 million for the first six months of fiscal 2015. Our primary source of operating cash flow for the first six months of fiscal 2016 was Net income of $1,964 million compared to 1,617 million for the first six months of fiscal 2015. Changes in working capital for the first six months of fiscal 2016 resulted in a cash outflow of $1,401 million compared to an outflow of $770 million for the first six months of fiscal 2015. The change in working capital was primarily due to a net decrease in the amount of cash collateral received from derivative counterparties during the comparative periods; during the six months ended November 30, 2015, cash collateral received from counterparties declined $243 million, whereas cash collateral received from counterparties increased $170 million during the six months ended November 30, 2014.
Cash used by investing activities was $697 million for the first six months of fiscal 2016 compared to $166 million for the first six months of fiscal 2015. The primary driver of the increased use of cash was the net change in short-term investments (including sales, maturities and purchases) from net sales/maturities to net purchases. For the first six months of fiscal 2016, there were $91 million of net purchases compared to $319 million in net sales/maturities for the same period of fiscal 2015.
Cash used by financing activities was $282 million for the first six months of fiscal 2016 compared to $1,304 million for the same period of fiscal 2015. The decrease in Cash used by financing activities was primarily due to $981 million in net proceeds from the issuance of long-term debt in October 2015.
During the first six months of fiscal 2016, we purchased 22.1 million shares of NIKE's Class B Common Stock for $1,240 million (an average price of $56.08 per share) as part of our four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the second quarter of fiscal 2016, we had repurchased a total of 183.9 million shares at a cost of $7,191 million (an average price of $39.10 per share) under this program. In November 2015, our Board of Directors approved a new four-year, $12 billion program to repurchase shares of NIKE's Class B Common Stock, which will commence at the completion of the current program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on April 23, 2016. On April 26, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $998 million.
On October 29, 2015, we issued an additional $1.0 billion of senior notes at a 3.875% fixed, annual interest rate that will mature on November 1, 2045. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $991 million.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of, and for the six month period ended, November 30, 2015, we had no amounts outstanding under either committed credit facility.

We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limitations on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2015, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program, which increased $1 billion during the second quarter of fiscal 2016. During the six months ended November 30, 2015, we did not issue commercial paper, and as of November 30, 2015, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2016 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of November 30, 2015, we had cash, cash equivalents and short-term investments totaling $6.1 billion, of which $4.6 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of November 30, 2015 was $725 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2015, the average duration of our cash equivalents and short-term investments portfolio was 89 days.
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
Contractual Obligations
As a result of renewals of, and additions to, outstanding endorsement contracts, cash payments due under these contracts have increased significantly from what was reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.
Obligations under endorsement contracts as of November 30, 2015, including significant contracts entered into through the date of this report, are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Endorsement Contracts(1)	$505	$1,017	$951	$753	$595	$3,198	$7,019

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
Off-Balance Sheet Arrangements
As of November 30, 2015, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for us beginning June 1, 2017 with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We have not yet determined whether to early adopt the updated guidance, or selected a transition method, and are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The update to the standard is effective for us beginning June 1, 2018. We are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

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
Changes regarding interest rate risk from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 are as follows:

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$38	$18	$—	$—	$2,000	$2,057	$1,992
Average interest rate	6.4%	6.2%	6.8%	0.0%	0.0%	3.4%	3.5%
Anticipated long-term U.S. Dollar debt issuance — Floating rate swapped to fixed rate
Notional(1)	$—	$500	$—	$—	$—	$—	$500	$5
Weighted-average fixed rate	0.0%	2.4%	0.0%	0.0%	0.0%	0.0%
Weighted-average floating rate	0.0%	0.4%	0.0%	0.0%	0.0%	0.0%
(1) Forward-starting interest rate swaps have been included in the maturities category based on when the related forecasted debt issuance and corresponding swap terminations are expected to occur.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2015.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents a summary of share repurchases made by NIKE during the quarter ended November 30, 2015 under the four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. As of the end of the second quarter of fiscal 2016, we had repurchased 183.9 million shares at an average price of $39.10 for a total approximate cost of $7.2 billion under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2015	6,768,764	$56.05	6,768,764	$1,082
October 1 — October 31, 2015	1,739,392	$61.71	1,739,392	$975
November 1 — November 30, 2015	2,666,600	$62.01	2,666,600	$809
	11,174,756	$58.35	11,174,756

(1)
On September 19, 2012, we announced that our Board of Directors authorized the repurchase of $8 billion of our shares of Class B Common Stock under a four-year share repurchase program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases under the share repurchase program.

ITEM 6. Exhibits
(a) EXHIBITS:

3.1†	Restated Articles of Incorporation, as amended.
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015).
10.2	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2015).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ ANDREW CAMPION
Andrew Campion Chief Financial Officer and Authorized Officer
DATED: January 6, 2016

EXHIBIT INDEX

3.1†	Restated Articles of Incorporation, as amended.
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
10.1	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 23, 2015).
10.2	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 23, 2015).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith