Form 10-Q
period 2016-02-29
NIKE INC
filed 2016-04-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 29, 2016
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of April 1, 2016 were:

Class A	353,251,752
Class B	1,331,470,017
1,684,721,769

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 29,	May 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and equivalents (Note 4)	$3,044	$3,852
Short-term investments (Note 4)	2,062	2,072
Accounts receivable, net	3,368	3,358
Inventories (Note 2)	4,590	4,337
Deferred income taxes (Note 7)	410	389
Prepaid expenses and other current assets (Notes 4 and 10)	1,782	1,968
Total current assets	15,256	15,976
Property, plant and equipment, net	3,329	3,011
Identifiable intangible assets, net	281	281
Goodwill	131	131
Deferred income taxes and other assets (Notes 4, 7 and 10)	1,990	2,201
TOTAL ASSETS	$20,987	$21,600
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$7	$107
Notes payable (Note 4)	—	74
Accounts payable	1,714	2,131
Accrued liabilities (Notes 3, 4 and 10)	3,224	3,951
Income taxes payable (Note 7)	35	71
Total current liabilities	4,980	6,334
Long-term debt (Note 6)	2,048	1,079
Deferred income taxes and other liabilities (Notes 4, 7 and 10)	1,659	1,480
Commitments and contingencies (Note 13)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 353 and 355 shares outstanding	—	—
Class B — 1,332 and 1,357 shares outstanding	3	3
Capital in excess of stated value	7,539	6,773
Accumulated other comprehensive income (Note 11)	645	1,246
Retained earnings	4,113	4,685
Total shareholders’ equity	12,300	12,707
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$20,987	$21,600
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues	$8,032	$7,460	$24,132	$22,822
Cost of sales	4,343	4,034	12,947	12,348
Gross profit	3,689	3,426	11,185	10,474
Demand creation expense	804	731	2,405	2,394
Operating overhead expense	1,762	1,648	5,298	4,903
Total selling and administrative expense	2,566	2,379	7,703	7,297
Interest expense (income), net (Notes 4 and 6)	5	6	14	24
Other (income) expense, net (Note 10)	(17)	(5)	(82)	—
Income before income taxes	1,135	1,046	3,550	3,153
Income tax expense (Note 7)	185	255	636	745
NET INCOME	$950	$791	$2,914	$2,408

Earnings per common share:
Basic (Note 9)	$0.56	$0.46	$1.71	$1.39
Diluted (Note 9)	$0.55	$0.45	$1.67	$1.36

Dividends declared per common share	$0.16	$0.14	$0.46	$0.40
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Net income	$950	$791	$2,914	$2,408
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(111)	15	(221)	(17)
Change in net gains (losses) on cash flow hedges	(350)	569	(389)	1,037
Change in net gains (losses) on other	(1)	2	9	6
Total other comprehensive income (loss), net of tax	(462)	586	(601)	1,026
TOTAL COMPREHENSIVE INCOME	$488	$1,377	$2,313	$3,434
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015
Cash provided by operations:
Net income	$2,914	$2,408
Income charges (credits) not affecting cash:
Depreciation	481	453
Deferred income taxes	(6)	43
Stock-based compensation (Note 8)	176	140
Amortization and other	18	28
Net foreign currency adjustments	192	411
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(124)	(109)
(Increase) in inventories	(359)	(510)
(Increase) in prepaid expenses and other current assets	(149)	(31)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(1,231)	505
Cash provided by operations	1,912	3,338
Cash used by investing activities:
Purchases of short-term investments	(3,759)	(3,754)
Maturities of short-term investments	2,021	2,624
Sales of short-term investments	1,939	1,718
Investments in reverse repurchase agreements	150	(250)
Additions to property, plant and equipment	(901)	(723)
Disposals of property, plant and equipment	9	3
(Increase) in other assets, net of other liabilities	(3)	—
Cash used by investing activities	(544)	(382)
Cash used by financing activities:
Net proceeds from long-term debt issuance (Note 6)	981	—
Long-term debt payments, including current portion	(104)	(5)
Decrease in notes payable	(68)	(83)
Payments on capital lease obligations	(5)	(16)
Proceeds from exercise of stock options and other stock issuances	370	372
Excess tax benefits from share-based payment arrangements	231	150
Repurchase of common stock	(2,698)	(1,855)
Dividends — common and preferred	(752)	(658)
Cash used by financing activities	(2,045)	(2,095)
Effect of exchange rate changes on cash and equivalents	(131)	(66)
Net (decrease) increase in cash and equivalents	(808)	795
Cash and equivalents, beginning of period	3,852	2,220
CASH AND EQUIVALENTS, END OF PERIOD	$3,044	$3,015
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$100	$95
Dividends declared and not paid	270	241
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the "Company") and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 29, 2016 are not necessarily indicative of results to be expected for the entire year.
On November 19, 2015, the Company announced a two-for-one split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015, to shareholders of record at the close of business on December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company plans to early adopt ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016 and does not expect the adoption to have a material impact on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning June 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $4,590 million and $4,337 million at February 29, 2016 and May 31, 2015, respectively, were substantially all finished goods.

NOTE 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 29,	As of May 31,
(In millions)	2016	2015
Compensation and benefits, excluding taxes	$884	$997
Collateral received from counterparties to hedging instruments	338	968
Endorsement compensation	311	388
Dividends payable	270	240
Import and logistics costs	195	207
Taxes other than income taxes	172	174
Fair value of derivatives	160	162
Advertising and marketing	137	117
Other(1)	757	698
TOTAL ACCRUED LIABILITIES	$3,224	$3,951

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 29, 2016 and May 31, 2015.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of February 29, 2016 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 29, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$809	$809	$—	$—
Level 1:
U.S. Treasury securities	1,027	—	1,027	—
Level 2:
Time deposits	695	695	—	—
U.S. Agency securities	593	50	543	—
Commercial paper and bonds	697	205	492	—
Money market funds	1,285	1,285	—	—
Total Level 2:	3,270	2,235	1,035	—
Level 3:
Non-marketable preferred stock	20	—	—	20
TOTAL	$5,126	$3,044	$2,062	$20

	As of May 31, 2015
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$615	$615	$—	$—
Level 1:
U.S. Treasury securities	869	225	644	—
Level 2:
Time deposits	684	684	—	—
U.S. Agency securities	976	110	866	—
Commercial paper and bonds	914	352	562	—
Money market funds	1,866	1,866	—	—
Total Level 2:	4,440	3,012	1,428	—
Level 3:
Non-marketable preferred stock	8	—	—	8
TOTAL	$5,932	$3,852	$2,072	$8
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

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of February 29, 2016 and May 31, 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 29, 2016
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$963	$720	$243	$117	$103	$14
Embedded derivatives	5	1	4	11	3	8
Interest rate swaps(2)	—	—	—	54	54	—
TOTAL	$968	$721	$247	$182	$160	$22

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $116 million as of February 29, 2016. As of that date, the Company had received $338 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of February 29, 2016.

(2)	As of February 29, 2016, no amount of cash collateral had been posted on the derivative liability balance related to the Company's interest rate swaps.

	As of May 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,554	$1,034	$520	$164	$160	$4
Embedded derivatives	7	2	5	11	2	9
Interest rate swaps(2)	78	78	—	—	—	—
TOTAL	$1,639	$1,114	$525	$175	$162	$13

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
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended February 29, 2016 and February 28, 2015. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of February 29, 2016 and May 31, 2015.
The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the nine months ended February 29, 2016 the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
As of February 29, 2016, the Company held $1,830 million of available-for-sale securities with maturity dates within one year and $232 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets.
Included in Interest expense (income), net for the three months ended February 29, 2016 and February 28, 2015 was interest income related to the Company's available-for-sale securities of $4 million and $1 million, respectively, and $8 million and $4 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 29, 2016 and the fiscal year ended May 31, 2015.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 10 — Risk Management and Derivatives for additional detail.
No transfers among the levels within the fair value hierarchy occurred during the nine months ended February 29, 2016.
As of February 29, 2016 and May 31, 2015, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
For fair value information regarding Long-term debt, refer to Note 6 — Long-Term Debt.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

At May 31, 2015, the Company had $150 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized. At February 29, 2016, there were no outstanding receivables related to investments in reverse repurchase agreements.

NOTE 5 — Short-Term Borrowings and Credit Lines
There have been no significant changes to the short-term borrowings and credit lines reported in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015, except for the following:
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under this committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at February 29, 2016. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of, and for the nine month period ended, February 29, 2016, no amounts were outstanding under either committed credit facility.
As of February 29, 2016, the Company had repaid all Notes payable related to our non-U.S. operations as disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

NOTE 6 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding as of
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	February 29, 2016	May 31, 2015
Corporate Bond Payables:(1)
October 15, 2015(2)	$100	5.15%	Semi-Annually	$—	$101
May 1, 2023(3)	$500	2.25%	Semi-Annually	499	499
May 1, 2043(3)	$500	3.63%	Semi-Annually	499	499
November 1, 2045(4)	$1,000	3.88%	Semi-Annually	991	—
Promissory Notes:
April 1, 2017(5)	$40	6.20%	Monthly	38	39
January 1, 2018(5)	$19	6.79%	Monthly	—	19
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(6)	¥9,000	2.60%	Quarterly	19	20
August 20, 2001 through November 20, 2020(6)	¥4,000	2.00%	Quarterly	9	9
Total				2,055	1,186
Less current maturities				7	107
TOTAL LONG-TERM DEBT				$2,048	$1,079

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The Company had entered into interest rate swap agreements whereby the Company received fixed interest payments at the same rate as the note and paid variable interest payments based on the six-month LIBOR plus a spread. The swaps had the same notional amount and maturity date as the corresponding note. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of February 29, 2016, the Company had no interest rate swaps designated as fair value hedges.

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

(4)
The bonds are redeemable at the Company's option prior to May 1, 2045, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to May 1, 2045, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

(5)
The Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes were paid-off prior to maturity. During the three months ended February 29, 2016, the notes due January 1, 2018 were legally defeased and an insignificant loss on defeasance was recognized.

(6)
NIKE Logistics YK assumed a total of ¥13 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the twelve month periods ending February 28, 2017 through 2021 are $7 million, $44 million, $6 million, $6 million and $5 million, respectively, at face value.
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums and discounts and interest rate swap fair value adjustments. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $2,075 million at February 29, 2016 and $1,160 million at May 31, 2015.

NOTE 7 — Income Taxes
The effective tax rate was 17.9% and 23.6% for the nine month periods ended February 29, 2016 and February 28, 2015, respectively. The decrease in the Company’s effective tax rate was primarily due to an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate, increased recognition of foreign tax credits, and adjustments to tax expense on intercompany transactions in the prior year. These factors were partially offset by benefits from the resolution of tax audits across several jurisdictions in the prior year period.

As of February 29, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $505 million, $285 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2015, total gross unrecognized tax benefits, excluding related interest and penalties, were $438 million. The liability for payment of interest and penalties increased $32 million during the nine months ended February 29, 2016. As of February 29, 2016 and May 31, 2015, accrued interest and penalties related to uncertain tax positions were $196 million and $164 million, respectively (excluding federal benefit).
The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various state and other foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (IRS) for fiscal years 2013 through 2015. The Company has closed all U.S. federal income tax matters through fiscal 2012, with the exception of the validation of foreign tax credits utilized. As previously disclosed, the Company received a statutory notice of deficiency for fiscal 2011 proposing an increase in tax of $31 million, subject to interest, related to the foreign tax credit matter. This notice also reported a decrease in foreign tax credit carryovers for fiscal 2010 and 2011. The Company has contested this deficiency notice by filing a petition with the U.S. Tax Court in April 2015. The Company does not expect the outcome of this matter to have a material impact on the financial statements. No payments on the assessment would be required until the dispute is definitively resolved. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next 12 months.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $97 million within the next 12 months.

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
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Stock options(1)	$44	$35	$128	$100
ESPPs	7	5	22	17
Restricted stock	9	8	26	23
TOTAL STOCK-BASED COMPENSATION EXPENSE	$60	$48	$176	$140

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $8 million and $5 million for the three month periods ended February 29, 2016 and February 28, 2015, respectively, and $22 million and $14 million for the nine month periods ended February 29, 2016 and February 28, 2015, respectively.

As of February 29, 2016, the Company had $289 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.3 years.

The weighted average fair value per share of the options granted during the nine month periods ended February 29, 2016 and February 28, 2015, computed as of the grant date using the Black-Scholes pricing model, was $12.67 and $8.47, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Nine Months Ended
	February 29, 2016	February 28, 2015
Dividend yield	1.0%	1.2%
Expected volatility	23.6%	23.6%
Weighted average expected life (in years)	5.8	5.8
Risk-free interest rate	1.7%	1.7%
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

NOTE 9 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (“ESPPs”), to purchase an additional 20.1 million and 0.2 million shares of common stock outstanding for the three month periods ended February 29, 2016 and February 28, 2015, respectively, and 1.1 million and 1.3 million shares of common stock outstanding for the nine month periods ended February 29, 2016 and February 28, 2015, respectively, because the options were anti-dilutive.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Determination of shares:
Weighted average common shares outstanding	1,693.8	1,722.9	1,703.2	1,726.3
Assumed conversion of dilutive stock options and awards	43.5	44.8	45.3	44.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,737.3	1,767.7	1,748.5	1,771.0

Earnings per common share:
Basic	$0.56	$0.46	$1.71	$1.39
Diluted	$0.55	$0.45	$1.67	$1.36

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
The majority of derivatives outstanding as of February 29, 2016 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 29, 2016 and May 31, 2015:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	February 29, 2016	May 31, 2015	Balance Sheet Location	February 29, 2016	May 31, 2015
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$657	$825	Accrued liabilities	$26	$140
Interest rate swaps	Prepaid expenses and other current assets	—	78	Accrued liabilities	54	—
Foreign exchange forwards and options	Deferred income taxes and other assets	227	520	Deferred income taxes and other liabilities	14	4
Total derivatives formally designated as hedging instruments		884	1,423		94	144
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	63	209	Accrued liabilities	77	20
Embedded derivatives	Prepaid expenses and other current assets	1	2	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	16	—	Deferred income taxes and other liabilities	—	—
Embedded derivatives	Deferred income taxes and other assets	4	5	Deferred income taxes and other liabilities	8	9
Total derivatives not designated as hedging instruments		84	216		88	31
TOTAL DERIVATIVES		$968	$1,639		$182	$175
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 29, 2016 and February 28, 2015:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended
	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$107	$(146)	Revenues	$(24)	$(17)
Foreign exchange forwards and options	(142)	547	Cost of sales	153	74
Foreign exchange forwards and options	(91)	277	Other (income) expense, net	73	42
Interest rate swaps	(49)	44	Interest expense (income), net	—	—
Total designated cash flow hedges	$(175)	$722		$202	$99

(1)
For the three months ended February 29, 2016 and February 28, 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Nine Months Ended		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Nine Months Ended
	February 29, 2016	February 28, 2015		February 29, 2016	February 28, 2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$97	$(188)	Revenues	$(99)	$(53)
Foreign exchange forwards and options	63	946	Cost of sales	451	87
Foreign exchange forwards and options	—	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	31	417	Other (income) expense, net	173	60
Interest rate swaps	(99)	44	Interest expense (income), net	—	—
Total designated cash flow hedges	$92	$1,219		$525	$94

(1)
For the nine months ended February 29, 2016 and February 28, 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$1	$2	$3	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(30)	278	4	556	Other (income) expense, net
Embedded derivatives	(3)	2	(3)	3	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 11 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three and nine months ended February 29, 2016 and February 28, 2015.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase product in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (“NTC”), a wholly-owned sourcing hub that buys NIKE branded product from third party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $11.8 billion as of February 29, 2016.

As of February 29, 2016, the Company had a series of forward-starting interest rate swap agreements with a total outstanding notional amount of $1.5 billion. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates. During the second quarter of fiscal 2016, the Company terminated certain forward-starting interest rate swaps with a total notional amount of $1.0 billion in connection with the October 29, 2015 debt issuance (refer to Note 6 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company received a cash payment from the related counterparties of $34 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest payments are made over the term of the issued debt.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three and nine month periods ended February 29, 2016 and February 28, 2015.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three and nine months ended February 29, 2016 and February 28, 2015, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transactions were no longer probable of occurring were immaterial.
As of February 29, 2016, $693 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 29, 2016, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine months ended February 29, 2016 or February 28, 2015. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of February 29, 2016, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended February 29, 2016 or February 28, 2015. The Company had no outstanding net investment hedges as of February 29, 2016.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $5.7 billion as of February 29, 2016.
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
At February 29, 2016, the total notional amount of embedded derivatives outstanding was approximately $237 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 29, 2016, the Company was in compliance with all credit risk-related contingent features and derivative instruments with credit risk-related contingent features in a net liability position were insignificant. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 29, 2016, the Company had received $338 million of cash collateral from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 11 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 29, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107
Other comprehensive gains (losses) before reclassifications(2)	(113)	(151)	—	3	(261)
Reclassifications to net income of previously deferred (gains) losses(3)	2	(199)	—	(4)	(201)
Other comprehensive income (loss)	(111)	(350)	—	(1)	(462)
Balance at February 29, 2016	$(252)	$831	$115	$(49)	$645

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $24 million, $0 million, $(1) million and $23 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $3 million, $0 million, $0 million and $3 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(3)	(223)	132	—	14	(77)
Reclassifications to net income of previously deferred (gains) losses(4)	2	(521)	—	(5)	(524)
Other comprehensive income (loss)	(221)	(389)	—	9	(601)
Balance at February 29, 2016	$(252)	$831	$115	$(49)	$645

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $0 million, $40 million, $0 million, $(3) million and $37 million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $4 million, $0 million, $0 million and $4 million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at November 30, 2014	$(43)	$500	$115	$(47)	$525
Other comprehensive gains (losses) before reclassifications(3)	15	661	—	15	691
Reclassifications to net income of previously deferred (gains) losses(4)	—	(92)	—	(13)	(105)
Other comprehensive income (loss)	15	569	—	2	586
Balance at February 28, 2015	$(28)	$1,069	$115	$(45)	$1,111

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning and ending balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $(3) million, $(61) million, $0 million, $(5) million and $(69) million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $7 million, $0 million, $4 million and $11 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2014	$(11)	$32	$115	$(51)	$85
Other comprehensive gains (losses) before reclassifications(3)	(17)	1,131	—	29	1,143
Reclassifications to net income of previously deferred (gains) losses(4)	—	(94)	—	(23)	(117)
Other comprehensive income (loss)	(17)	1,037	—	6	1,026
Balance at February 28, 2015	$(28)	$1,069	$115	$(45)	$1,111

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning and ending balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $(3) million, $(88) million, $0 million, $(8) million and $(99) million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $7 million and $7 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Gains (losses) on foreign currency translation adjustment	$(2)	$—	$(2)	$—	Other (income) expense, net
Total before tax	(2)	—	(2)	—
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	(2)	—	(2)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$(24)	$(17)	$(99)	$(53)	Revenues
Foreign exchange forwards and options	153	74	451	87	Cost of sales
Foreign exchange forwards and options	73	42	173	60	Other (income) expense, net
Total before tax	202	99	525	94
Tax (expense) benefit	(3)	(7)	(4)	—
Gain (loss) net of tax	199	92	521	94
Gains (losses) on other	4	17	5	30	Other (income) expense, net
Total before tax	4	17	5	30
Tax (expense) benefit	—	(4)	—	(7)
Gain (loss) net of tax	4	13	5	23
Total net gain (loss) reclassified for the period	$201	$105	$524	$117

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
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represent NIKE Brand licensing businesses that are not part of a geographic operating segment and demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand.
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
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
REVENUES
North America	$3,683	$3,254	$11,029	$10,008
Western Europe	1,442	1,413	4,382	4,438
Central & Eastern Europe	359	321	1,086	1,061
Greater China	982	801	2,806	2,238
Japan	205	166	589	525
Emerging Markets	879	955	2,829	2,964
Global Brand Divisions	17	29	61	85
Total NIKE Brand	7,567	6,939	22,782	21,319
Converse	489	538	1,442	1,547
Corporate	(24)	(17)	(92)	(44)
TOTAL NIKE CONSOLIDATED REVENUES	$8,032	$7,460	$24,132	$22,822
EARNINGS BEFORE INTEREST AND TAXES
North America	$903	$830	$2,827	$2,585
Western Europe	334	333	1,126	998
Central & Eastern Europe	69	52	243	178
Greater China	358	251	1,015	727
Japan	36	22	119	62
Emerging Markets	202	234	701	626
Global Brand Divisions	(625)	(552)	(1,874)	(1,640)
Total NIKE Brand	1,277	1,170	4,157	3,536
Converse	127	163	359	437
Corporate	(264)	(281)	(952)	(796)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,140	1,052	3,564	3,177
Interest expense (income), net	5	6	14	24
TOTAL NIKE CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,135	$1,046	$3,550	$3,153

	As of February 29,	As of May 31,
(In millions)	2016	2015
ACCOUNTS RECEIVABLE, NET
North America	$1,717	$1,737
Western Europe	402	344
Central & Eastern Europe	234	242
Greater China	104	84
Japan	93	134
Emerging Markets	436	461
Global Brand Divisions	77	88
Total NIKE Brand	3,063	3,090
Converse	291	258
Corporate	14	10
TOTAL ACCOUNTS RECEIVABLE, NET	$3,368	$3,358
INVENTORIES
North America	$2,308	$2,207
Western Europe	831	699
Central & Eastern Europe	179	169
Greater China	345	249
Japan	151	94
Emerging Markets	434	528
Global Brand Divisions	31	32
Total NIKE Brand	4,279	3,978
Converse	282	237
Corporate	29	122
TOTAL INVENTORIES	$4,590	$4,337
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$705	$632
Western Europe	532	451
Central & Eastern Europe	45	47
Greater China	226	254
Japan	221	205
Emerging Markets	100	103
Global Brand Divisions	505	484
Total NIKE Brand	2,334	2,176
Converse	123	122
Corporate	872	713
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,329	$3,011

NOTE 13 — Commitments and Contingencies
At February 29, 2016, the Company had letters of credit outstanding totaling $150 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
During the fiscal year ended May 31, 2013, the Company divested of Cole Haan. Preexisting guarantees of certain Cole Haan lease payments remained in place after the sale; the maximum exposure under the guarantees was $19 million at February 29, 2016. The fair value of the guarantees is not material.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
On November 19, 2015, we announced a two-for-one split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015, to shareholders of record at the close of business on December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
For the third quarter of fiscal 2016, NIKE, Inc. Revenues increased 8% to $8.0 billion. Excluding the impact of foreign currency exchange rates, Revenues increased 14%. For the third quarter of fiscal 2016, Net income was $950 million and diluted earnings per common share was $0.55, 20% and 22% higher, respectively, than the third quarter of fiscal 2015.
Income before income taxes increased 9% compared to the third quarter of fiscal 2015 primarily due to revenue growth as gross margin was flat and selling and administrative expense grew at the same rate as revenues. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered constant currency revenue growth of 15%, reflecting higher revenues across all geographies, footwear and apparel, and nearly all key categories. Constant currency revenues for Converse decreased 5%, primarily due to unfavorable comparisons to higher sales in the third quarter of fiscal 2015 in advance of a major systems go-live.
Our third quarter effective tax rate decreased 810 basis points compared to the third quarter of fiscal 2015 primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally taxed at a lower rate, increased recognition of foreign tax credits, adjustments to tax expense on intercompany transactions in the prior year, and the retroactive and permanent reinstatement of the U.S. research and development tax credit.
Diluted earnings per common share also benefited from a 2% decline in the diluted weighted average common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share data)	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
Revenues	$8,032	$7,460	8%	$24,132	$22,822	6%
Cost of sales	4,343	4,034	8%	12,947	12,348	5%
Gross profit	3,689	3,426	8%	11,185	10,474	7%
Gross margin %	45.9%	45.9%		46.3%	45.9%
Demand creation expense	804	731	10%	2,405	2,394	0%
Operating overhead expense	1,762	1,648	7%	5,298	4,903	8%
Total selling and administrative expense	2,566	2,379	8%	7,703	7,297	6%
% of Revenues	31.9%	31.9%		31.9%	32.0%
Interest expense (income), net	5	6	—	14	24	—
Other (income) expense, net	(17)	(5)	—	(82)	—	—
Income before income taxes	1,135	1,046	9%	3,550	3,153	13%
Income tax expense	185	255	-27%	636	745	-15%
Effective tax rate	16.3%	24.4%		17.9%	23.6%
Net income	$950	$791	20%	$2,914	$2,408	21%
Diluted earnings per common share	$0.55	$0.45	22%	$1.67	$1.36	23%

Consolidated Operating Results
Revenues

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015(1)	% Change	% Change Excluding Currency Changes(2)	February 29, 2016	February 28, 2015(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,074	$4,569	11%	18%	$14,789	$13,537	9%	17%
Apparel	2,124	1,960	8%	14%	6,827	6,481	5%	12%
Equipment	352	381	-8%	-2%	1,105	1,216	-9%	-2%
Global Brand Divisions(3)	17	29	-41%	-35%	61	85	-28%	-19%
Total NIKE Brand Revenues	7,567	6,939	9%	15%	22,782	21,319	7%	14%
Converse	489	538	-9%	-5%	1,442	1,547	-7%	-2%
Corporate(4)	(24)	(17)	—	—	(92)	(44)	—	—
TOTAL NIKE, INC. REVENUES	$8,032	$7,460	8%	14%	$24,132	$22,822	6%	14%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,493	$5,226	5%	11%	$16,991	$16,367	4%	11%
Sales Direct to Consumer	2,057	1,684	22%	29%	5,730	4,867	18%	25%
Global Brand Divisions(3)	17	29	-41%	-35%	61	85	-28%	-19%
TOTAL NIKE BRAND REVENUES	$7,567	$6,939	9%	15%	$22,782	$21,319	7%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 14% for both the third quarter and first nine months of fiscal 2016, driven by higher revenues for the NIKE Brand. Excluding the effects of changes in currency exchange rates, every NIKE Brand geography delivered higher revenues for the third quarter and first nine months of fiscal 2016, as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products. For the third quarter of fiscal 2016, North America contributed approximately 6 percentage points of the increase in NIKE, Inc. Revenues, while Greater China contributed approximately 3 percentage points, Western Europe contributed approximately 2 percentage points, and Central & Eastern Europe, Japan and Emerging Markets each contributed approximately 1 percentage point. For the first nine months of fiscal 2016, North America contributed approximately 5 percentage points of the increase in NIKE, Inc. Revenues, while Greater China contributed approximately 3 percentage points, Western Europe and Emerging Markets each contributed approximately 2 percentage points, and Central & Eastern Europe and Japan each contributed approximately 1 percentage point.
The constant currency increase in NIKE Brand footwear revenues for the third quarter and first nine months of fiscal 2016 was attributable to growth in most key categories, led by Sportswear, the Jordan Brand and Running. Unit sales of footwear increased approximately 12% and 11% for the third quarter and first nine months of fiscal 2016, respectively, while increases in average selling price per pair contributed approximately 6 percentage points of footwear revenue growth for each period. The increase in average selling price per pair for the third quarter was due to an increase in the proportion of revenues from our higher-priced Direct to Consumer ("DTC") business and shifts in mix to higher-priced products, partially offset by unfavorable off-price mix. For the first nine months of fiscal 2016, the increase in average selling price per pair was primarily due to growth in our DTC business and shifts in mix to higher-priced products.
Excluding the effects of changes in currency exchange rates, the increase in NIKE Brand apparel revenues was driven by growth in every key category for the third quarter of fiscal 2016 and by most key categories for the first nine months of fiscal 2016. Growth was led by Sportswear, Men's Training, Women's Training and Running for both periods, while Football (Soccer) declined for the year-to-date period due to comparisons to higher World Cup-related sales in the first quarter of fiscal 2015 and the expiration of certain club endorsement agreements in Western Europe. Unit sales of apparel for the third quarter increased approximately 12%, while increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth, as increases in the proportion of revenues from our higher-priced DTC business were partially offset by unfavorable off-price mix. For the first nine months of fiscal 2016, unit sales of apparel increased approximately 10% and increases in average selling price per unit contributed approximately 2 percentage points of apparel revenue growth, primarily due to an increase in the proportion of revenues from our higher-priced DTC business.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC distribution in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For the third quarter and first nine months of fiscal 2016, DTC revenues represented approximately 27% and 25%, respectively, of our total NIKE Brand revenues compared to 24% and 23% for the third quarter and first nine months of fiscal 2015, respectively. On a currency neutral basis, DTC revenues grew 29% and 25% for the third quarter and first nine months of fiscal 2016, respectively, driven by strong online sales growth, comparable store sales growth of 10% and the addition of new stores in both periods. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year, and (3) the store has not been permanently repositioned within the past year. Online sales through NIKE-owned websites, which are not included in comparable store sales, grew 56% and 51% for the third quarter and first nine months of fiscal 2016, respectively. Online sales represented approximately 27% and 22% of our total NIKE Brand DTC revenues for the third quarter and first nine months of fiscal 2016, respectively, compared to 21% and 18% for the third quarter and first nine months of fiscal 2015, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March 2016 through July 2016 totaled $12.6 billion and were 12% higher than the orders reported for the comparable prior year period. Consistent with prior periods, NIKE Brand reported futures include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and e-commerce operations which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 17%, with unit orders increasing 10% and average selling price per unit contributing approximately 7 percentage points of growth.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	10%	10%
Western Europe	16%	23%
Central & Eastern Europe	5%	14%
Greater China	28%	36%
Japan	23%	24%
Emerging Markets	-3%	14%
TOTAL NIKE BRAND FUTURES ORDERS	12%	17%

(1)
Reported futures have been restated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our DTC in-line stores and e-commerce operations, and sales from Converse, NIKE Golf and Hurley.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
Gross profit	$3,689	$3,426	8%	$11,185	$10,474	7%
Gross margin %	45.9%	45.9%	—	46.3%	45.9%	40	bps
Our consolidated gross margin was flat for the third quarter of fiscal 2016, but increased 40 basis points for the first nine months of fiscal 2016 compared to the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand average net selling prices (increasing gross margin approximately 120 basis points for the third quarter and 180 basis points for the first nine months) primarily due to shifts in mix to higher-priced products and, to a lesser extent, price increases, in part reflecting inflationary conditions in certain territories;

•
Growth in our NIKE Brand DTC business (increasing gross margin approximately 70 basis points for the third quarter and 30 basis points for the first nine months) as the favorable impact of increases in the proportion of revenues from our higher-margin DTC business more than offset lower margins due to increased liquidation efforts, primarily in North America;

•
NIKE Brand product costs were lower for the third quarter (increasing gross margin approximately 20 basis points) as labor input cost inflation was more than offset by shifts in mix to lower-cost products; for the first nine months, product costs were higher (decreasing gross margin approximately 60 basis points) due to labor input cost inflation and shifts in mix to higher-cost products;

•	Unfavorable changes in foreign currency exchange rates, net of hedges (decreasing gross margin approximately 80 basis points for the third quarter and 40 basis points for the first nine months);

•
Higher other costs (decreasing gross margin approximately 80 basis points for the third quarter and 50 basis points for the first nine months) primarily driven by higher warehousing, off-price mix and obsolescence costs in North America, as well as higher product design and development costs; and

•
Lower gross margin from Converse (decreasing gross margin approximately 30 basis points for the third quarter and 20 basis points for the first nine months) resulting from shifts in mix to lower-margin products.

Total Selling and Administrative Expense

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
Demand creation expense(1)	$804	$731	10%	$2,405	$2,394	0%
Operating overhead expense	1,762	1,648	7%	5,298	4,903	8%
Total selling and administrative expense	$2,566	$2,379	8%	$7,703	$7,297	6%
% of Revenues	31.9%	31.9%	—	31.9%	32.0%	(10) bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense increased 10% for the third quarter of fiscal 2016 due to higher advertising, marketing and digital brand marketing costs, primarily to support key sporting and brand events, including Super Bowl 50, and other initiatives, as well as increased investments in DTC marketing. For the third quarter, changes in foreign currency exchange rates reduced growth in Demand creation expense by approximately 6 percentage points. For the first nine months of fiscal 2016, Demand creation expense was mostly flat as investments in DTC and higher marketing costs to support key sporting and brand events were offset by lower advertising and other demand creation expenses, as well as changes in foreign currency exchange rates, which reduced growth by 7 percentage points.
Operating overhead expense increased 7% and 8% for the third quarter and first nine months of fiscal 2016, respectively. The increases for both periods were driven by continued growth in our DTC business, as well as ongoing investments in operational infrastructure and consumer-focused digital capabilities. These increases were partially offset for both periods by lower performance-based compensation. Changes in foreign currency exchange rates reduced the growth in Operating overhead expense by approximately 4 and 5 percentage points for the third quarter and first nine months of fiscal 2016, respectively.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Other (income) expense, net	$(17)	$(5)	$(82)	$—
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.

For the third quarter of fiscal 2016, Other (income) expense, net increased from $5 million of other income, net in the prior year to $17 million of other income, net in the current year, primarily due to a $7 million net change in foreign currency conversion gains and losses and other non-operating items.
For the first nine months of fiscal 2016, Other (income) expense, net increased to $82 million of other income, net, primarily due to a $49 million net change in foreign currency conversion gains and losses, a favorable settlement of a legal judgment related to a bankruptcy case in Western Europe, and other non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $97 million and $358 million on our Income before income taxes for the third quarter and first nine months of fiscal 2016, respectively.
Income Taxes

	Three Months Ended			Nine Months Ended
	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
Effective tax rate	16.3%	24.4%	(810) bps	17.9%	23.6%	(570) bps
Our effective tax rate for the third quarter of fiscal 2016 was 810 basis points lower than the prior year period primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate, increased recognition of foreign tax credits, adjustments to tax expense on intercompany transactions in the prior year, and the retroactive and permanent reinstatement of the U.S. research and development tax credit.
Our effective tax rate for the first nine months of fiscal 2016 was 570 basis points lower than the prior year period primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate, increased recognition of foreign tax credits, and adjustments to tax expense on intercompany transactions in the prior year period. These factors were partially offset by benefits from the resolution of tax audits across several jurisdictions in the prior year period.
We anticipate the effective tax rate for the full fiscal year will be approximately 19%.

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
The breakdown of revenues is as follows:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015(1)	% Change	% Change Excluding Currency Changes(2)	February 29, 2016	February 28, 2015(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,683	$3,254	13%	14%	$11,029	$10,008	10%	11%
Western Europe	1,442	1,413	2%	12%	4,382	4,438	-1%	13%
Central & Eastern Europe	359	321	12%	29%	1,086	1,061	2%	23%
Greater China	982	801	23%	27%	2,806	2,238	25%	29%
Japan	205	166	23%	27%	589	525	12%	26%
Emerging Markets	879	955	-8%	11%	2,829	2,964	-5%	14%
Global Brand Divisions(3)	17	29	-41%	-35%	61	85	-28%	-19%
Total NIKE Brand Revenues	7,567	6,939	9%	15%	22,782	21,319	7%	14%
Converse	489	538	-9%	-5%	1,442	1,547	-7%	-2%
Corporate(4)	(24)	(17)	—	—	(92)	(44)	—	—
TOTAL NIKE, INC. REVENUES	$8,032	$7,460	8%	14%	$24,132	$22,822	6%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015(1)	% Change	February 29, 2016	February 28, 2015(1)	% Change
North America	$903	$830	9%	$2,827	$2,585	9%
Western Europe	334	333	0%	1,126	998	13%
Central & Eastern Europe	69	52	33%	243	178	37%
Greater China	358	251	43%	1,015	727	40%
Japan	36	22	64%	119	62	92%
Emerging Markets	202	234	-14%	701	626	12%
Global Brand Divisions	(625)	(552)	-13%	(1,874)	(1,640)	-14%
Total NIKE Brand	1,277	1,170	9%	4,157	3,536	18%
Converse	127	163	-22%	359	437	-18%
Corporate	(264)	(281)	6%	(952)	(796)	-20%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	1,140	1,052	8%	3,564	3,177	12%
Interest expense (income), net	5	6	—	14	24	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,135	$1,046	9%	$3,550	$3,153	13%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.
North America

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,404	$2,081	16%	16%	$6,932	$6,189	12%	13%
Apparel	1,115	988	13%	14%	3,583	3,223	11%	12%
Equipment	164	185	-11%	-11%	514	596	-14%	-13%
TOTAL REVENUES	$3,683	$3,254	13%	14%	$11,029	$10,008	10%	11%
Revenues by:
Sales to Wholesale Customers	$2,597	$2,378	9%	10%	$8,024	$7,427	8%	9%
Sales Direct to Consumer	1,086	876	24%	25%	3,005	2,581	16%	17%
TOTAL REVENUES	$3,683	$3,254	13%	14%	$11,029	$10,008	10%	11%
EARNINGS BEFORE INTEREST AND TAXES	$903	$830	9%		$2,827	$2,585	9%

Excluding changes in currency exchange rates, North America revenues for the third quarter and first nine months of fiscal 2016 increased 14% and 11%, respectively, due to strong demand for NIKE Brand products across nearly all key categories, led by Sportswear, the Jordan Brand, Running and Men's Training. For the third quarter of fiscal 2016, DTC revenues grew 25%, driven by strong online sales growth, comparable store sales growth of 9% and the addition of new stores. DTC revenues increased 17% for the first nine months of fiscal 2016, fueled by online sales growth, the addition of new stores and comparable store sales growth of 5%.
Footwear revenue growth for both the third quarter and first nine months of fiscal 2016 was driven by higher revenues in most key categories, led by the Jordan Brand, Sportswear and Running, partially offset by declines in NIKE Basketball. Third quarter unit sales of footwear increased approximately 17%, while decreases in average selling price per pair reduced footwear revenue growth by approximately 1 percentage point as increases in the proportion of revenues from our higher-priced DTC business were offset by unfavorable off-price mix and shifts in mix to lower-priced products. For the first nine months of fiscal 2016, unit sales of footwear increased approximately 11% and increases in average selling price per pair contributed approximately 2 percentage points of footwear revenue growth. The increase in average selling price per pair for the first nine months of fiscal 2016 was attributable to growth in our higher-priced DTC business and shifts in mix to higher-priced products, partially offset by unfavorable off-price mix.

The increases in apparel revenues for the third quarter and first nine months of fiscal 2016 were fueled by growth in most key categories, led by Sportswear, Men's Training and Women's Training. Unit sales of apparel for the third quarter of fiscal 2016 increased approximately 17%, while decreases in average selling price per unit reduced apparel revenue growth by approximately 3 percentage points. The decrease in average selling price per unit was due to unfavorable off-price mix, partially offset by growth in our higher-priced DTC business. For the first nine months of fiscal 2016, unit sales of apparel increased approximately 12%, while average selling price per unit was flat.
EBIT grew 9% for the third quarter of fiscal 2016, as revenue growth was offset by lower gross margin and higher selling and administrative expenses. Gross margin decreased 70 basis points primarily driven by lower average selling prices, higher inventory obsolescence and unfavorable off-price mix as we work to clear excess inventories, as well as higher warehousing costs. Selling and administrative expense increased as a percent of revenue due to higher demand creation resulting from higher advertising and marketing costs, primarily to support key sporting and brand events, as well as higher sports marketing costs. Operating overhead declined as a percent of revenue, but grew due to increased support for our growing DTC business and higher bad debt expense relating to the bankruptcy of a customer, partially offset by lower performance-based compensation.
EBIT for the first nine months of fiscal 2016 increased 9% as higher revenues and selling and administrative expense leverage were offset by lower gross margin. Gross margin decreased 40 basis points for the first nine months of fiscal 2016 as higher warehousing costs, inventory obsolescence, unfavorable off-price mix and higher product input costs more than offset higher average selling prices. Selling and administrative expense decreased as a percent of revenue despite higher demand creation costs, primarily for sports marketing. Operating overhead remained flat as a percent of revenue, as increased investments to support DTC growth and higher bad debt expense were offset by lower performance-based compensation.
Inventories in North America remain somewhat elevated as of the third quarter due to supply chain challenges we have experienced dating back to the congestion at the ports on the West Coast of the United States in the prior year and continuing through our expansion of capacity and implementation of new capabilities in our distribution centers in Memphis, Tennessee. However, our supply chain challenges are improving and product flow is normalizing.
Western Europe

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$985	$985	0%	10%	$2,958	$2,976	-1%	14%
Apparel	392	361	9%	19%	1,217	1,242	-2%	12%
Equipment	65	67	-3%	7%	207	220	-6%	7%
TOTAL REVENUES	$1,442	$1,413	2%	12%	$4,382	$4,438	-1%	13%
Revenues by:
Sales to Wholesale Customers	$1,078	$1,098	-2%	8%	$3,335	$3,511	-5%	9%
Sales Direct to Consumer	364	315	16%	27%	1,047	927	13%	28%
TOTAL REVENUES	$1,442	$1,413	2%	12%	$4,382	$4,438	-1%	13%
EARNINGS BEFORE INTEREST AND TAXES	$334	$333	0%		$1,126	$998	13%
On a currency-neutral basis, Western Europe revenues for the third quarter and first nine months of fiscal 2016 increased 12% and 13%, respectively, due to higher revenues in every territory. Revenue growth for the third quarter was led by our largest territory, the UK & Ireland, which grew 14%, and France, AGS (Austria, Germany and Switzerland) and Southern Europe (which includes Italy, Spain and Portugal), which grew 20%, 10% and 12%, respectively. For the first nine months of fiscal 2016, revenue growth was also broad-based, with increases in AGS, UK & Ireland and Southern Europe of 15%, 11% and 13%, respectively. On a category basis, revenues grew in nearly all key categories for the third quarter and first nine months of fiscal 2016 led by Sportswear and the Jordan Brand. DTC revenues grew 27% for the third quarter of fiscal 2016, driven by strong online sales growth, comparable store sales growth of 10% and the addition of new stores. DTC revenues grew 28% for the first nine months of fiscal 2016, fueled by comparable store sales growth of 13%, online sales growth and the addition of new stores.
Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2016 reflects increases in most key categories, led by Sportswear and the Jordan Brand. For the third quarter and first nine months of fiscal 2016, unit sales of footwear increased approximately 6% and 9%, respectively, and increases in average selling price per pair contributed approximately 4 and 5 percentage points of footwear revenue growth for the respective periods. The increase in average selling price per pair for the third quarter was attributable to increases in the proportion of revenues from our higher-priced DTC business and shifts in mix to higher-priced products, partially offset by unfavorable off-price mix. The increase in average selling price per pair for the first nine months of fiscal 2016 was due to shifts in mix to higher-priced products and growth in DTC.
The constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2016 was due to higher revenues in nearly every key category, most notably Sportswear, while Football (Soccer) declined for the year-to-date period due to the expiration of certain club endorsement agreements and comparisons to higher World Cup-related revenues in the first quarter of fiscal 2015. Unit sales of apparel for the third quarter and first nine months of fiscal 2016 increased approximately 13% and 10%, respectively, and average selling price per unit contributed approximately 6 and 2 percentage points of apparel revenue growth for the respective periods. The increase in average selling price per unit for the third quarter was primarily due to the favorable impact of increases in the proportion of revenues from our higher-priced DTC business and shifts in mix to higher-priced products, partially offset by unfavorable off-price mix. For the first nine months of fiscal 2016, the increase in average selling price per unit was due to the favorable impact of increases in the proportion of revenues from our higher-priced DTC business.

On a reported basis, EBIT was flat for the third quarter of fiscal 2016, primarily due to the negative translation impact from changes in foreign currency exchange rates, most notably the Euro. Reported revenue growth of 2% and selling and administrative expense leverage was offset by lower gross margin. Gross margin declined 190 basis points for the third quarter of fiscal 2016 primarily driven by the significant effects of unfavorable standard foreign currency exchange rates, which more than offset shifts in mix to lower-cost products, the favorable impact of growth in our higher-margin DTC business and higher average selling prices. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead, primarily reflecting increased investments in our growing DTC business. Demand creation decreased due to lower sports marketing costs and a shift in the timing of expenses related to digital brand marketing and advertising which was more heavily weighted in the first-half of fiscal 2016 compared to the prior year, partially offset by increased spending to support our DTC business.
Reported EBIT grew 13% for the first nine months of fiscal 2016, despite the weaker Euro. Lower reported revenues, which declined 1%, were more than offset by gross margin expansion, selling and administrative expense leverage and the favorable settlement of a legal judgment related to a bankruptcy case reflected in Other (income) expense, net in the second quarter. Gross margin expanded 130 basis points for the first nine months of fiscal 2016 due to shifts in mix to lower-cost products, higher average selling prices and lower third party royalties. These increases were partially offset by the impact of unfavorable standard foreign currency exchange rates and higher off-price mix. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead, primarily to support DTC expansion. Demand creation increased slightly as growth in DTC and other demand creation costs were largely offset by lower sports marketing expense.
Central & Eastern Europe

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$237	$187	27%	46%	$658	$590	12%	34%
Apparel	102	113	-10%	5%	361	397	-9%	11%
Equipment	20	21	-5%	4%	67	74	-9%	9%
TOTAL REVENUES	$359	$321	12%	29%	$1,086	$1,061	2%	23%
Revenues by:
Sales to Wholesale Customers	$311	$280	11%	28%	$938	$933	1%	20%
Sales Direct to Consumer	48	41	17%	38%	148	128	16%	47%
TOTAL REVENUES	$359	$321	12%	29%	$1,086	$1,061	2%	23%
EARNINGS BEFORE INTEREST AND TAXES	$69	$52	33%		$243	$178	37%
Excluding changes in currency exchange rates, Central & Eastern Europe revenues increased 29% and 23% for the third quarter and first nine months of fiscal 2016, respectively, with double-digit growth in nearly every territory. Revenues in two of our largest territories, Turkey and Russia, grew 99% and 29%, respectively, for the third quarter of fiscal 2016, and 52% and 23%, respectively, for the first nine months of fiscal 2016. The significant growth in Turkey was primarily due to a favorable comparison to the prior year, when import delays resulted in product planned for sale in the third quarter actually being sold in the fourth quarter. Our distributors business also grew 21% and 22% for the third quarter and first nine months of fiscal 2016, respectively. On a category basis, revenues for the third quarter and first nine months of fiscal 2016 increased in nearly every key category, led by Sportswear, Running and Football (Soccer). For the third quarter and first nine months of fiscal 2016, DTC revenues increased 38% and 47%, respectively, fueled by strong comparable store sales growth of 21% and 26%, respectively, as well as the addition of new stores.
The constant currency increase in footwear revenues for the third quarter and first nine months of fiscal 2016 was attributable to growth in nearly every key category. Growth in both periods was led by Sportswear and Running, with Football (Soccer) also contributing significantly to growth for the third quarter. Unit sales of footwear for the third quarter and first nine months of fiscal 2016 increased approximately 20% and 13%, respectively, while increases in average selling price per pair contributed approximately 26 and 21 percentage points, respectively, of footwear revenue growth. The increases in average selling price per pair for both periods were primarily attributable to price increases reflecting inflationary conditions in certain territories.
Constant currency apparel revenue growth for the third quarter of fiscal 2016 was attributable to growth in most key categories, most notably Football (Soccer), Running and Women's Training, partially offset by a decline in Sportswear. For the first nine months of fiscal 2016, nearly all key categories grew, most notably Running, Football (Soccer) and Women's Training. Unit sales of apparel for the third quarter and first nine months of fiscal 2016 declined approximately 10% and 1%, respectively, while increases in average selling price per unit contributed approximately 15 and 12 percentage points of growth for the respective periods. The increases in average selling price per unit for both periods were primarily attributable to price increases reflecting inflationary conditions in certain territories.
On a reported basis, EBIT for the third quarter of fiscal 2016 increased 33% despite the negative impact of changes in foreign currency exchange rates, primarily the Russian Ruble and Turkish Lira. EBIT growth was driven by reported revenue growth of 12%, gross margin expansion and selling and administrative expense leverage. Gross margin increased 90 basis points as significantly higher average selling prices and growth in our higher-margin DTC business more than offset unfavorable standard foreign currency exchange rates and shifts in mix to higher-cost products. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead and demand creation costs. Operating overhead increased largely due to ongoing investments in our growing DTC business, while demand creation increased slightly due to higher brand marketing costs.

Despite the negative impact of translation, reported EBIT for the first nine months of fiscal 2016 increased 37%. Reported revenue grew 2%, while gross margin expanded significantly and selling and administrative expense declined as a percent of revenue. Gross margin increased 320 basis points as significantly higher average selling prices more than offset unfavorable standard foreign currency exchange rates and shifts in mix to higher-cost products. Selling and administrative expense was leveraged despite higher operating overhead costs to support our growing DTC business, and higher demand creation expense due to increased sports marketing costs and spending to support brand events.
Greater China

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$719	$562	28%	33%	$1,918	$1,465	31%	34%
Apparel	235	212	11%	15%	787	680	16%	19%
Equipment	28	27	4%	4%	101	93	9%	9%
TOTAL REVENUES	$982	$801	23%	27%	$2,806	$2,238	25%	29%
Revenues by:
Sales to Wholesale Customers	$672	$579	16%	21%	$1,963	$1,651	19%	22%
Sales Direct to Consumer	310	222	40%	45%	843	587	44%	47%
TOTAL REVENUES	$982	$801	23%	27%	$2,806	$2,238	25%	29%
EARNINGS BEFORE INTEREST AND TAXES	$358	$251	43%		$1,015	$727	40%
Excluding changes in currency exchange rates, Greater China revenues grew 27% and 29% for the third quarter and first nine months of fiscal 2016, respectively. Nearly all key categories grew for both periods, led by Sportswear, Running, NIKE Basketball and the Jordan Brand, with the Jordan Brand having a greater impact than NIKE Basketball for the third quarter. DTC revenue growth of 45% for the third quarter of fiscal 2016 was attributable to an increase in online sales, comparable store sales growth of 19% and the addition of new stores. For the first nine months of fiscal 2016, DTC revenues increased 47%, driven by comparable store sales growth of 22%, online sales growth and the addition of new stores.
The constant currency increase in footwear revenue growth for the third quarter and first nine months of fiscal 2016 was attributable to increases in nearly all key categories, led by Sportswear, Running, NIKE Basketball and the Jordan Brand, with the Jordan Brand having a greater impact than NIKE Basketball for the third quarter. Unit sales of footwear for the third quarter and first nine months of fiscal 2016 increased approximately 27% and 28%, respectively, while increases in average selling price per pair contributed approximately 6 percentage points of footwear revenue growth for each period. The increases in average selling price per pair for both periods were due primarily to increases in the proportion of revenues from our higher-priced DTC business and shifts in mix to higher-priced products.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2016 was due to higher revenues in nearly all key categories, most notably Sportswear and Running, with Running having a greater impact than Sportswear for the third quarter. Unit sales of apparel in the third quarter of fiscal 2016 increased approximately 17%, while lower average selling price per unit reduced apparel revenue growth by approximately 2 percentage points as increases in the proportion of revenues from our higher-priced DTC business were more than offset by higher off-price mix. For the first nine months of fiscal 2016, unit sales of apparel increased approximately 19%, while average selling price per unit was flat.
On a reported basis, EBIT increased 43% for the third quarter of fiscal 2016, driven by higher reported revenues, gross margin expansion and strong selling and administrative expense leverage. Gross margin increased 90 basis points primarily attributable to higher average selling prices and growth in our higher-margin DTC business, which more than offset shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead primarily due to increased investments in our growing DTC business. Demand creation expense also increased as lower sports marketing costs were more than offset by higher retail presentation costs to re-profile category and consumer-focused retail stores.
On a reported basis, EBIT increased 40% for the first nine months of fiscal 2016, reflecting higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 100 basis points due to higher average selling prices and the favorable impact of growth in our higher-margin DTC business, partially offset by shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead to support our growing DTC business. Demand creation expense also increased due to spending for retail presentation and brand events.

Japan

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$133	$99	34%	37%	$383	$307	25%	40%
Apparel	52	46	13%	16%	158	167	-5%	6%
Equipment	20	21	-5%	0%	48	51	-6%	5%
TOTAL REVENUES	$205	$166	23%	27%	$589	$525	12%	26%
Revenues by:
Sales to Wholesale Customers	$133	$112	19%	22%	$391	$371	5%	18%
Sales Direct to Consumer	72	54	33%	36%	198	154	29%	44%
TOTAL REVENUES	$205	$166	23%	27%	$589	$525	12%	26%
EARNINGS BEFORE INTEREST AND TAXES	$36	$22	64%		$119	$62	92%
On a constant currency basis, revenues for Japan increased 27% and 26% for the third quarter and first nine months of fiscal 2016, respectively, driven by growth in most key categories, led by Sportswear, Running and the Jordan Brand. DTC revenues grew 36% for the third quarter of fiscal 2016 due to an increase in online sales, comparable store sales growth of 16% and the addition of new stores. DTC revenue growth of 44% for the first nine months of fiscal 2016 was attributable to comparable store sales growth of 22%, online sales growth and the addition of new stores.
On a reported basis, EBIT increased 64% and 92% for the third quarter and first nine months of fiscal 2016, respectively, despite the weaker Yen. EBIT growth in both periods was driven by higher reported revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 20 basis points for the third quarter primarily due to lower product input costs, higher average selling prices, largely reflecting lower discounts, and growth in our higher-margin DTC business, which together more than offset the impact of unfavorable standard foreign currency exchange rates. For the first nine months of fiscal 2016, gross margin expanded 320 basis points primarily due to higher average selling prices, including lower discounts, and DTC growth, partially offset by unfavorable standard foreign currency exchange rates. For the third quarter and first nine months of fiscal 2016, selling and administrative expense declined as a percent of revenues despite increased operating overhead and demand creation expense, primarily to support our growing DTC business.
Emerging Markets

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$596	$655	-9%	9%	$1,940	$2,010	-3%	15%
Apparel	228	240	-5%	14%	721	772	-7%	11%
Equipment	55	60	-8%	10%	168	182	-8%	12%
TOTAL REVENUES	$879	$955	-8%	11%	$2,829	$2,964	-5%	14%
Revenues by:
Sales to Wholesale Customers	$702	$779	-10%	7%	$2,340	$2,474	-5%	12%
Sales Direct to Consumer	177	176	1%	25%	489	490	0%	24%
TOTAL REVENUES	$879	$955	-8%	11%	$2,829	$2,964	-5%	14%
EARNINGS BEFORE INTEREST AND TAXES	$202	$234	-14%		$701	$626	12%
On a currency-neutral basis, Emerging Markets revenues for the third quarter and first nine months of fiscal 2016 increased 11% and 14%, respectively. Growth for the third quarter was attributable to higher revenues in most territories, led by SOCO (which includes Argentina, Uruguay and Chile) and Pacific (which includes Australia and New Zealand), which grew 31% and 18%, respectively. For the first nine months of fiscal 2016, most territories grew, led by SOCO, Mexico and Pacific, which grew 27%, 38% and 28%, respectively. Revenues in one of our largest territories, Brazil, declined 2% for the first nine months of fiscal 2016, reflecting on-going macroeconomic challenges and comparisons to strong sales related to the World Cup in the first quarter of fiscal 2015, but increased 2% for the third quarter, as improved retail concepts developed with wholesale partners are helping to drive increased demand. Revenues were higher for all key categories for the third quarter and first nine months of fiscal 2016, led by Sportswear, Running and Action Sports, with Football (Soccer) and Women's Training also contributing to growth in the third quarter. DTC revenues increased 25% for the third quarter, driven by the addition of new stores, online sales growth and comparable store sales growth of 5%. DTC revenues grew 24% for the first nine months of fiscal 2016, attributable to the addition of new stores, comparable store sales growth of 9% and online sales growth.

Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2016 was driven by higher revenues in nearly all key categories, most notably Sportswear and Running. For the third quarter of fiscal 2016, unit sales of footwear decreased 6%, while increases in average selling price per pair contributed approximately 15 percentage points of footwear revenue growth. For the first nine months of fiscal 2016, unit sales of footwear increased 3%, with average selling price per pair contributing approximately 12 percentage points of footwear revenue growth. The increases in average selling price per pair for both the third quarter and first nine months of fiscal 2016 were primarily due to price increases reflecting inflationary conditions in certain territories, as well the favorable impact of increases in the proportion of revenues from our higher-priced DTC business.
The constant currency apparel revenue growth for the third quarter of fiscal 2016 was driven by increases in most key categories, led by Sportswear, Football (Soccer) and Running. For the first nine months of fiscal 2016, the growth was led by Sportswear, Running and Women's Training. Unit sales of apparel increased approximately 6% and 2% for the third quarter and first nine months of fiscal 2016, respectively, while increases in average selling price per unit contributed approximately 8 and 9 percentage points, respectively, of apparel revenue growth. The increases in average selling price per unit for both the third quarter and first nine months of fiscal 2016 were primarily attributable to price increases reflecting inflationary conditions in certain territories, as well as growth in our higher-priced DTC business.
Reported EBIT decreased 14% for the third quarter of fiscal 2016, in part reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso, Mexican Peso, Korean Won and Brazilian Real. On a reported basis, revenues declined 8% and selling and administrative expense increased as a percent of revenues, while gross margin expanded 220 basis points. Gross margin expanded due to higher average selling prices, the favorable impact of our higher-margin DTC business and favorable off-price margins, which more than offset unfavorable standard foreign currency exchange rates and shifts in mix to higher-cost products. Selling and administrative expense grew due to higher demand creation expense primarily due to higher advertising and digital brand marketing. Operating overhead also grew, reflecting increased investments in DTC and operating infrastructure, as well as higher performance-based compensation.
For the first nine months of fiscal 2016, reported EBIT increased 12%, despite the negative impact of foreign currency translation. On a reported basis, revenues declined 5%, while gross margin expanded and selling and administrative expense was flat as a percent of revenues. Gross margin expanded 360 basis points due to higher average selling prices, favorable off-price margins, lower obsolescence and warehousing costs and the favorable impact of our higher-margin DTC business. These benefits were partially offset by shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense on a reported basis declined, but was flat as a percent of revenues as higher operating overhead due to additional investments in DTC and higher performance-based compensation were more than offset by changes in foreign currency exchange rates. Demand creation expense also increased driven by higher sports marketing and digital brand marketing costs, offset by the impact of foreign currency exchange rates.
Global Brand Divisions

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues	$17	$29	-41%	-35%	$61	$85	-28%	-19%
(Loss) Before Interest and Taxes	$(625)	$(552)	13%		$(1,874)	$(1,640)	14%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the third quarter and first nine months of fiscal 2016 due to higher operating overhead and demand creation expense. The increases in operating overhead for both periods were primarily due to investments in operational infrastructure, consumer-focused digital capabilities and product creation and design initiatives, partially offset by lower performance-based compensation costs. Demand creation expense increased for the third quarter of fiscal 2016 due to higher advertising expense and digital brand marketing, largely in support of key sporting and brand events during the quarter, including Super Bowl 50 and other key brand initiatives. For the first nine months of fiscal 2016, demand creation expense increased as higher sports marketing and advertising costs were only partially offset by lower other demand creation costs.
Converse

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes	February 29, 2016	February 28, 2015	% Change	% Change Excluding Currency Changes
Revenues	$489	$538	-9%	-5%	$1,442	$1,547	-7%	-2%
Earnings Before Interest and Taxes	$127	$163	-22%		$359	$437	-18%
In territories we define as "direct distribution markets," Converse designs, markets and sells products directly to distributors, wholesale customers and consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.

Excluding changes in currency exchange rates, revenues for Converse decreased 5% and 2% for the third quarter and first nine months of fiscal 2016, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), declined 6% for the third quarter of fiscal 2016, reducing total Converse revenue by approximately 5 percentage points. For the first nine months of fiscal 2016, comparable direct distribution markets declined 1%, reducing total Converse revenue by approximately 1 percentage point. Comparable direct distribution market unit sales decreased approximately 14% and 8% for the third quarter and first nine months of fiscal 2016, respectively, while increases in average selling price per unit contributed approximately 8 and 7 percentage points of direct distribution markets revenue growth, respectively. The decline in revenues for the third quarter of fiscal 2016 was primarily due to comparisons to higher revenues in the third quarter of fiscal 2015 in advance of a major systems go-live in the fourth quarter of fiscal 2015. On a territory basis, the decline in revenues for the third quarter of fiscal 2016 was led by lower revenues in certain European markets, most notably the United Kingdom, as well as the United States, partially offset by increases in Asia Pacific. For the first nine months of fiscal 2016, growth in the United States and Asia Pacific was partially offset by declines in Europe, primarily the United Kingdom. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 1 percentage point for the third quarter, but had an insignificant impact on total Converse revenues for the first nine months of fiscal 2016. Revenues from comparable licensed markets decreased 5% and 14% for the third quarter and first nine months of fiscal 2016, respectively, reducing total Converse revenues by approximately 1 percentage point for both periods. The decrease in comparable licensed markets revenues was primarily due to poor macroeconomic conditions in Latin America.
Reported EBIT for Converse decreased 22% and 18% for the third quarter and first nine months of fiscal 2016, respectively, driven for both periods by lower reported revenues, lower gross margin and higher selling and administrative expense as a percent of revenues. Gross margin decreased 280 and 180 basis points for the third quarter and first nine months of fiscal 2016, respectively, driven for both periods by unfavorable standard foreign currency exchange rates, as well as shifts in mix to lower-margin products and territories. Selling and administrative expense was higher as a percent of revenues, but decreased for the third quarter of fiscal 2016 due to both lower demand creation and lower operating overhead costs. For the first nine months of fiscal 2016, selling and administrative expense was mostly flat compared to the first nine months of fiscal 2015 as lower demand creation spending was offset by higher operating overhead costs, primarily driven by investments in infrastructure to support growth initiatives and higher intellectual property enforcement costs.
Corporate

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 29, 2016	February 28, 2015	% Change	February 29, 2016	February 28, 2015	% Change
Revenues	$(24)	$(17)	—	$(92)	$(44)	—
(Loss) Before Interest and Taxes	$(264)	$(281)	-6%	$(952)	$(796)	20%
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
Corporate's loss before interest and taxes decreased $17 million for the third quarter of fiscal 2016 and increased $156 million for the first nine months of fiscal 2016. The changes are primarily due to the following:

•
a beneficial change of $57 million for the third quarter of fiscal 2016 from net foreign currency losses to net foreign currency gains, and a detrimental change of $44 million for the first nine months of fiscal 2016 from net foreign currency gains to net foreign currency losses related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•
an increase of $54 million and $168 million for the third quarter and first nine months of fiscal 2016, respectively, primarily driven by higher operating overhead to support corporate growth initiatives; and

•
an increase in net foreign currency gains of $14 million for the third quarter and a beneficial change of $56 million for the first nine months of fiscal 2016 from net foreign currency losses to net foreign currency gains related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $493 million and $375 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and a detriment of approximately $1,780 million and $560 million for the nine months ended February 29, 2016 and February 28, 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $104 million and $73 million for the three months ended February 29, 2016 and February 28, 2015, respectively, and a detriment of approximately $407 million and $101 million for the nine months ended February 29, 2016 and February 28, 2015, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $97 million and $358 million on our Income before income taxes for the three and nine month periods ended February 29, 2016, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of February 29, 2016 and February 28, 2015. There were no cash flows from net investment hedge settlements for the three or nine month periods ended February 29, 2016 and February 28, 2015.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $1,912 million for the first nine months of fiscal 2016 compared to $3,338 million for the first nine months of fiscal 2015. Our primary source of operating cash flows for the first nine months of fiscal 2016 was Net income of $2,914 million compared to $2,408 million for the first nine months of fiscal 2015. Changes in working capital for the first nine months of fiscal 2016 resulted in a cash outflow of $1,863 million compared to an outflow of $145 million for the first nine months of fiscal 2015. The change in working capital was primarily due to a net decrease in the amount of cash collateral received from derivative counterparties as a result of hedging activities during the comparative periods (refer to the Credit Risk section of Note 10 — Risk Management and Derivatives for additional detail). For the first nine months of fiscal 2016, cash collateral received from counterparties declined $630 million compared to an increase in collateral received from counterparties of $769 million during the first nine months of fiscal 2015. Working capital also decreased from lower accounts payable resulting from the timing of payments made during the period.
Cash used by investing activities was $544 million for the first nine months of fiscal 2016 compared to $382 million for the first nine months of fiscal 2015. The primary driver of the increased use of cash was a reduction in the net sales/maturities (including sales, maturities and purchases) of short-term investments to $201 million for the first nine months of fiscal 2016 from $588 million of net sales/maturities for the first nine months of fiscal 2015, as well as higher additions to property plant and equipment for the first nine months of fiscal 2016.

Cash used by financing activities was $2,045 million for the first nine months of fiscal 2016 compared to $2,095 million for the same period of fiscal 2015. Cash used by financing activities was nearly flat as net proceeds of $981 million from the issuance of long-term debt in October 2015 were mostly offset by increased common stock repurchases and dividends paid during the first nine months of fiscal 2016 compared to the first nine months of fiscal 2015.
During the first nine months of fiscal 2016, we purchased 46.4 million shares of NIKE's Class B Common Stock for $2,698 million (an average price of $58.15 per share). During the third quarter, we concluded the Company's four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. Under this program the Company purchased a total of 197.1 million shares at a cost of $8.0 billion (an average price of $40.58 per share). Immediately following the completion of this program, the Company began repurchases under a four-year, $12 billion program approved by our Board of Directors in November 2015. Of the total 46.4 million shares repurchased during the first nine months of fiscal 2016, 11.1 million shares were purchased under this new program at a cost of approximately $649 million (an average price of $58.66 per share). We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on April 23, 2016, which we plan to renew in calendar year 2016. On April 26, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $998 million.
On October 29, 2015, we issued an additional $1.0 billion of senior notes at a 3.875% fixed, annual interest rate that will mature on November 1, 2045. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $991 million.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of and for the nine month period ended February 29, 2016, we had no amounts outstanding under either committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limitations on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 29, 2016, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program, which increased $1 billion during the second quarter of fiscal 2016. During the nine months ended February 29, 2016, we did not issue commercial paper, and as of February 29, 2016, there were no outstanding borrowings under this program. We may issue commercial paper or other debt securities during fiscal 2016 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of February 29, 2016, we had cash, cash equivalents and short-term investments totaling $5.1 billion, of which $4.0 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of February 29, 2016 was $338 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 29, 2016, the average duration of our cash equivalents and short-term investments portfolio was 89 days.
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

Obligations under endorsement contracts as of February 29, 2016, including significant endorsement contracts entered into through the date of this report, are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total
Endorsement Contracts(1)	$272	$1,093	$1,036	$800	$647	$3,555	$7,403

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
Off-Balance Sheet Arrangements
As of February 29, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet. The update to the standard is effective for us beginning June 1, 2017, with early application permitted as of the beginning of any interim or annual reporting period. This guidance may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We plan to early adopt ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016 and do not expect the adoption to have a material impact on the Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation, and disclosure. The update to the standard is effective for us beginning June 1, 2018. We do not expect the adoption to have a material impact on the Consolidated Financial Statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for us beginning June 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with various optional practical expedients. We are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for us beginning June 1, 2017, with early application permitted. We are currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

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
Changes regarding interest rate risk from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 are as follows:

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	Remainder of 2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$38	$—	$—	$—	$2,000	$2,038	$2,045
Average interest rate	6.2%	6.2%	0.0%	0.0%	0.0%	3.4%	3.5%
Anticipated long-term U.S. Dollar debt issuance — Floating rate swapped to fixed rate
Notional(1)	$—	$1,500	$—	$—	$—	$—	$1,500	$54
Weighted-average fixed rate	0.0%	2.2%	0.0%	0.0%	0.0%	0.0%	2.2%
Weighted-average floating rate	0.0%	0.6%	0.0%	0.0%	0.0%	0.0%	0.6%
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 29, 2016.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of fiscal 2016, the Company concluded the previous four-year, $8 billion share repurchase program approved by the Board of Directors in September 2012. During this program the Company purchased a total of 197.1 million shares at an average price of $40.58 per share. Following the completion of this program, the Company began repurchases under the new four-year, $12 billion program approved by the Board of Directors in November 2015. As of the end of the third quarter of fiscal 2016, the Company had repurchased 11.1 million shares at an average price of $58.66 per share for a total approximate cost of $0.6 billion under the new program. We intend to use excess cash, future cash from operations, and/or proceeds from debt to fund repurchases under the share repurchase program.
The following table presents a summary of share repurchases made by NIKE under these programs during the quarter ended February 29, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2015	3,653,910	$64.48	3,653,910	$574
January 1 — January 31, 2016	10,993,006	$60.09	10,993,006	$11,913
February 1 — February 29, 2016	9,638,474	$58.32	9,638,474	$11,351
	24,285,390	$60.04	24,285,390
ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ ANDREW CAMPION
Andrew Campion Chief Financial Officer and Authorized Officer
DATED: April 5, 2016

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith