Form 10-K
period 2016-05-31
NIKE INC
filed 2016-07-21
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2016
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

	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	☑

As of November 30, 2015, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$4,075,394,149
Class B	89,393,235,582
$93,468,629,731

As of July 15, 2016, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	329,251,752
Class B	1,348,366,883
1,677,618,635
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 22, 2016 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	2
	Significant Customer	3
	Orders	3
	Product Research, Design and Development	3
	Manufacturing	3
	International Operations and Trade	4
	Competition	4
	Trademarks and Patents	4
	Employees	5
	Executive Officers of the Registrant	5
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	16
ITEM 2.	Properties	16
ITEM 3.	Legal Proceedings	16
ITEM 4.	Mine Safety Disclosures	16

PART II		17
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	44
ITEM 8.	Financial Statements and Supplementary Data	45
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	76
ITEM 9A.	Controls and Procedures	76
ITEM 9B.	Other Information	76

PART III		77

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2016 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	77
ITEM 11.	Executive Compensation	77
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	77
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	77
ITEM 14.	Principal Accountant Fees and Services	77

PART IV		78
ITEM 15.	Exhibits and Financial Statement Schedules	78
	Signatures	82

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
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores and internet websites (which we refer to collectively as our “Direct to Consumer” or “DTC” operations), and through a mix of independent distributors and licensees throughout the world. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

Products

We focus our NIKE Brand product offerings in nine key categories: Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Men’s Training, Women’s Training, Action Sports, Sportswear (our sports-inspired lifestyle products) and Golf. Men's Training includes our baseball and American football product offerings. We also market products designed for kids, as well as for other athletic and recreational uses such as cricket, lacrosse, tennis, volleyball, wrestling, walking and outdoor activities.
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in our products. Sportswear, Running, the Jordan Brand and Football (Soccer) are currently our top-selling footwear categories and we expect them to continue to lead in footwear sales.
We also sell sports apparel covering the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use and exemplifies our commitment to innovation and high-quality construction. Sportswear, Men's Training, Running, Football (Soccer) and Women's Training are currently our top-selling apparel categories, and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
We sell a line of performance equipment and accessories under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, digital devices, bats, gloves, protective equipment, golf clubs and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc.
Our Jordan Brand designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on basketball using the Jumpman trademark. Sales and operating results for the Jordan Brand are reported as a separate category and within the NIKE Brand geographic operating segments, respectively.
One of our wholly-owned subsidiary brands, Hurley, headquartered in Costa Mesa, California, designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results for Hurley are included within the NIKE Brand Action Sports category and within the NIKE Brand's North America geographic operating segment, respectively.
Another of our wholly-owned subsidiary brands, Converse, headquartered in Boston, Massachusetts, designs, distributes and licenses casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. Operating results of the Converse brand are reported on a stand-alone basis.
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
Because NIKE is a consumer products company, the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. We must, therefore, respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, styles and categories and influencing sports and fitness preferences through extensive marketing. Failure to respond in a timely and adequate manner could have a material adverse effect on our sales and profitability. This is a continuing risk. Refer to Item 1A. Risk Factors.
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
Converse is also a reportable segment and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse Direct to Consumer operations, including e-commerce, are reported within the Converse operating segment results.

United States Market
For fiscal 2016, NIKE Brand and Converse sales in the United States accounted for approximately 47% of total revenues, compared to 46% for both fiscal 2015 and fiscal 2014. We sell our NIKE Brand, Jordan Brand, Hurley and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit sales as well as independent sales representatives to sell specialty products for golf and skateboarding. During fiscal 2016, our three largest customers accounted for approximately 25% of sales in the United States.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. In fiscal 2016, 84% of our U.S. wholesale footwear shipments were made under the futures program, compared to 87% in fiscal 2015 and 86% in fiscal 2014. In fiscal 2016, 66% of our U.S. wholesale apparel shipments were made under the futures program, compared to 67% in fiscal 2015 and 71% in fiscal 2014.
Our Direct to Consumer operations sell NIKE Brand, Jordan Brand, Hurley and Converse products to consumers through our e-commerce website, www.nike.com. In addition, our Direct to Consumer operations sell through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	196
NIKE Brand in-line stores, including employee-only stores	34
Converse stores (including factory stores)	103
Hurley stores (including factory and employee stores)	29
TOTAL	362
In the United States, NIKE has five significant distribution centers located in Memphis, Tennessee, two of which are owned and three are leased. NIKE Brand apparel and equipment products are also shipped from our leased Foothill Ranch, California distribution center. Converse and Hurley products are shipped primarily from leased facilities in Ontario, California. Smaller leased distribution facilities are located in various parts of the United States.

International Markets
For fiscal 2016, non-U.S. NIKE Brand and Converse sales accounted for 53% of total revenues, compared to 54% for both fiscal 2015 and fiscal 2014. We sell our products to retail accounts, through our own Direct to Consumer operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 42 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, some Latin American countries and Europe, we have a futures ordering program for retailers similar to the United States futures ordering program described above. During fiscal 2016, NIKE’s three largest customers outside of the United States accounted for approximately 13% of total non-U.S. sales.
In addition to NIKE and Converse owned e-commerce websites in over 40 countries, our Direct to Consumer business operates the following number of retail stores outside the United States:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	588
NIKE Brand in-line stores, including employee-only stores	72
Converse stores (including factory stores)	23
TOTAL	683

International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Croatia, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Jordan, Korea, Malaysia, Mexico, New Zealand, the Netherlands, Norway, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer
No customer accounted for 10% or more of our worldwide net revenues during fiscal 2016.

Orders
Worldwide futures orders for NIKE Brand athletic footwear and apparel, scheduled for delivery from June through November 2016, were $14.9 billion compared with $13.8 billion for the same period last year. NIKE Brand reported futures include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and e-commerce operations which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the actual currency exchange rates under which our revenues will be translated during this period. Reported futures orders are not necessarily indicative of our expectation of revenues for this period. This is because the mix of orders can shift between futures and at-once orders and the fulfillment of certain of these futures orders may fall outside of the scheduled time period noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our Direct to Consumer in-line stores and e-commerce operations, and sales from our Converse, Hurley and NIKE Golf businesses.

Product Research, Design and Development
We believe our research, design and development efforts are key factors in our success. Technical innovation in the design and manufacturing process of footwear, apparel and athletic equipment receive continued emphasis as we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort while reducing waste.
In addition to our own staff of specialists in the areas of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability and related fields, we also utilize research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts who consult with us and review designs, materials, concepts for product and manufacturing process improvements and compliance with product safety regulations around the world. Employee athletes, athletes engaged under sports marketing contracts and other athletes wear-test and evaluate products during the design and development process.
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE Air, Lunar, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave and NIKE+ technologies through Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Men's Training, Women's Training and Sportswear, among others, typifies our dedication to designing innovative products.

Manufacturing
We are supplied by approximately 142 footwear factories located in 15 countries. The largest single footwear factory accounted for approximately 7% of total fiscal 2016 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers who often operate multiple factories. In fiscal 2016, contract factories in Vietnam, China and Indonesia manufactured approximately 44%, 29% and 21% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent factories in Argentina, India, Brazil and Mexico to manufacture footwear for sale primarily within those countries. In fiscal 2016, five footwear contract manufacturers each accounted for greater than 10% of footwear production and in aggregate accounted for approximately 69% of NIKE Brand footwear production.
We are supplied by approximately 394 apparel factories located in 39 countries. The largest single apparel factory accounted for approximately 12% of total fiscal 2016 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. In fiscal 2016, contract factories in China, Vietnam and Indonesia produced approximately 26%, 23% and 9% of total NIKE Brand apparel, respectively. In fiscal 2016, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in aggregate accounted for approximately 39% of NIKE Brand apparel production.
The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2016, NIKE IHM, Inc., a wholly-owned subsidiary of NIKE, Inc., with facilities near Beaverton, Oregon and in St. Charles, Missouri, as well as independent contractors in China and Vietnam, were our largest suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE’s independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.

Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2016, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Brazil, Canada, India, South Africa and Thailand, excluding products produced and sold in the same country. Approximately 6% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2018 and contain a provision allowing us to extend the agreements to May 31, 2019.

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
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. Moreover, with respect to trade restrictions targeting China, which represents an important sourcing country and consumer market for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules, and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
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
NIKE advocates for trade liberalization for footwear and apparel in a number of regional and bilateral free trade agreements. The Trans-Pacific Partnership (TPP), if ultimately ratified, has the potential to reduce or eliminate high rates of customs duties for imports into the United States of NIKE products sourced from TPP countries (primarily footwear and apparel from Vietnam and apparel from Malaysia). Similarly, the European Union has concluded a free trade agreement with Vietnam that, if approved, could lead to duty reduction or elimination for footwear and apparel.

Competition
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, ASICS, Li Ning, lululemon athletica, Puma, V.F. Corporation and Under Armour, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations.
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
We have copyright protection in our design, graphics and other original works. When appropriate, we have sought registrations for this content.
We own patents and have a patent license, facilitating our use of “Air” technologies.

We also file and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents protecting components, manufacturing techniques, features and industrial design used in various athletic and leisure footwear and apparel, athletic equipment, digital devices and golf products. These patents expire at various times; patents issued for original applications filed this calendar year in the United States may last until 2031 for design patents and until 2036 for utility patents.
We believe our success depends upon our capabilities in areas such as design, research and development, production and marketing rather than exclusively upon our patent and trade secret positions. However, we have followed a policy of filing patent applications for the United States and select foreign countries on inventions, designs and improvements that we deem valuable. We also continue to vigorously protect our trademarks and patents against third-party infringement.

Employees
As of May 31, 2016, we had approximately 70,700 employees worldwide, including retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 15, 2016 are as follows:
Mark G. Parker, Chairman, President and Chief Executive Officer — Mr. Parker, 60, was appointed President and Chief Executive Officer in January 2006 and named Chairman of the Board in June 2016. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.
Chris L. Abston, Vice President and Corporate Controller — Mr. Abston, 53, joined NIKE in 2015 from Wal-Mart Stores, Inc., where he served as Vice President, Global Controls and Governance since February 2015. Prior to that he was Vice President and Controller of Walmart International from February 2013 to January 2015, responsible for the oversight of international accounting and reporting, and Vice President and Assistant Controller of Wal-Mart Stores, Inc. from May 2011 to January 2013. Before joining Wal-Mart, Mr. Abston spent 25 years in public accounting with Ernst & Young LLP, most recently leading its Strategic Growth Markets practice as a Partner in the Dallas office.
David J. Ayre, Executive Vice President, Global Human Resources — Mr. Ayre, 56, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.
Andrew Campion, Executive Vice President and Chief Financial Officer — Mr. Campion, 44, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations in addition to his role as Chief Financial Officer of NIKE Brand. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company from 1996 to 2007.
Trevor A. Edwards, President, NIKE Brand — Mr. Edwards, 53, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts for Foot Locker in 1993, Director of Marketing for the Americas in 1995, Director of Marketing for Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999 and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002, Vice President, Global Brand and Category Management in 2006 and President, NIKE Brand in 2013. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.
Jeanne P. Jackson, President & Strategic Advisor — Ms. Jackson, 64, joined NIKE in 2009. She was appointed President & Strategic Advisor in June 2016. She was appointed President, Product and Merchandising in 2013 and President, Direct to Consumer in 2009. Ms. Jackson also served as a member of the NIKE, Inc. Board of Directors from 2001 through 2009. She founded and served as Chief Executive Officer of MSP Capital, a private investment company, from 2002 to 2009. Ms. Jackson was Chief Executive Officer of Walmart.com from March 2000 to January 2002. She was with Gap, Inc., as President and Chief Executive Officer of Banana Republic from 1995 to 2000, also serving as Chief Executive Officer of Gap, Inc. Direct from 1998 to 2000. Since 1978, she has held various retail management positions with Victoria’s Secret, The Walt Disney Company, Saks Fifth Avenue and Federated Department Stores.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 52, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a partner and assistant general counsel at PricewaterhouseCoopers LLP.
John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 47, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for the Asia Pacific and Americas in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Michael Spillane, President, Product and Merchandising — Mr. Spillane, 56, joined NIKE in 2007. He was appointed President, Product and Merchandising in 2016. He has served the Company in various roles including Vice President and General Manager of Greater China, Chief Executive Officer of Umbro and Converse and most recently as Vice President and General Manager of Footwear. Prior to joining NIKE, Mr. Spillane held leadership roles at Polartec, Maiden Mills Industries, Inc. and Tommy Hilfiger Licensing, LLC.

Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 52, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998 and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.

ITEM 1A. Risk Factors
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE's debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change, natural disasters, liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE's decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
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
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.
Failure to maintain our reputation and brand image could negatively impact our business.
Our iconic brands have worldwide recognition, and our success depends on our ability to maintain and enhance our brand image and reputation. Maintaining, promoting and growing our brands will depend on our design and marketing efforts, including advertising and consumer campaigns, product innovation and product quality. Our commitment to product innovation and quality and our continuing investment in design (including materials) and marketing may not have the desired impact on our brand image and reputation. We could be adversely impacted if we fail to achieve any of these objectives or if the reputation or image of any of our brands is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us, or by us, could damage our reputation and brand image, undermine consumer confidence in us and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

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
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues associated with our products that harm the reputations of those athletes, teams or leagues, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes and sports organizations could adversely affect our brand, sales and profitability.
Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States. As a result, we conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's June 23, 2016 referendum in which voters approved the United Kingdom's exit from the European Union, commonly referred to as “Brexit.” Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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
The uncertain state of the global economy continues to impact businesses around the world, most acutely in emerging markets and developing economies. If global economic and financial market conditions do not improve or deteriorate, the following factors could have a material adverse effect on our business, operating results and financial condition:

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

•
If retailers of our products experience declining revenues or experience difficulty obtaining financing in the capital and credit markets to purchase our products, this could result in reduced orders for our products, order cancellations, late retailer payments, extended payment terms, higher accounts receivable, reduced cash flows, greater expense associated with collection efforts and increased bad debt expense.

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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of significant sporting events, including without limitation the Olympics and the European football championship. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Futures orders may not be an accurate indication of our future revenues.
We make substantial use of our futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We report changes in futures orders in our periodic financial reports. Although we believe futures orders are an important indicator of our future revenues, reported futures orders are not necessarily indicative of our expectation of revenues for any future period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, foreign currency exchange rate fluctuations, as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our Direct to Consumer in-line stores and e-commerce operations, and sales from Converse, NIKE Golf and Hurley.
Our futures ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
We purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships and diminish brand loyalty.
The difficulty in forecasting demand also makes it difficult to estimate our future results of operations, financial condition and cash flows from period to period. A failure to accurately predict the level of demand for our products could adversely affect our net revenues and net income, and we are unlikely to forecast such effects with any certainty in advance.

We may be adversely affected by the financial health of our customers.
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of seasonal products, we offer customers the ability to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens, retailers may be more cautious with orders. A slowing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing store environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.
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
In addition to our own sensitive and proprietary business information, we collect transactional and personal information about our customers and users of our digital experiences, which include online distribution channels and product engagement and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network may result in the loss of valuable business data, misappropriation of our consumers’, users' or employees’ personal information or a disruption of our business, which could give rise to unwanted media attention, materially damage our consumers, customer relationships and our reputation and result in lost sales, lost users, fines, or lawsuits. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data. Compliance with existing and proposed laws and regulations can be costly, and any failure to comply with these regulatory standards could subject us to legal and reputational risks. Misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against the Company by governmental entities or others, damage to our reputation and credibility and could have a negative impact on revenues and profits.
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
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the implementation and effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union. In addition, disease outbreaks, terrorist acts and military conflict have increased the risks of doing business abroad. These factors, among others, could affect our ability to manufacture products or procure materials, our ability to import products, our ability to sell products in international markets and our cost of doing business. If any of these or other factors make the conduct of business in a particular country undesirable or impractical, our business could be adversely affected. In addition, many of our imported products are subject to duties, tariffs or quotas that affect the cost and quantity of various types of goods imported into the United States and other countries. Any country in which our products are produced or sold may eliminate, adjust or impose new quotas, duties, tariffs, safeguard measures, anti-dumping duties, cargo restrictions to prevent terrorism, restrictions on the transfer of currency, climate change legislation, product safety regulations or other charges or restrictions, any of which could have an adverse effect on our results of operations and financial condition.
We could be subject to changes in tax rates, adoption of new tax laws or additional tax liabilities.
We are subject to the tax laws in the United States and numerous foreign jurisdictions. Current economic and political conditions make tax rules in any jurisdiction, including the United States, subject to significant change. There have been proposals to reform U.S. and foreign tax laws that could significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form these proposals will pass, several of the proposals considered, if enacted into law, could have an adverse impact on our income tax expense and cash flows. We earn a substantial portion of our income in foreign countries and are subject to the tax laws of those jurisdictions. If our capital or financing needs in the United States require us to repatriate earnings from foreign jurisdictions above our current levels, our effective income tax rates for the affected periods could be negatively impacted.

Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings that expire in whole or in part from time to time. These tax holidays and rulings may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays and rulings are not extended, or if we fail to satisfy the conditions of the reduced tax rate, our future effective income tax rate would increase in the future.
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, the IRS has assessed additional tax liabilities for 2011 and 2012 related to a foreign tax credit matter. We are currently contesting the matter in U.S. Tax Court. In addition to the risk of additional tax for these years, if this litigation is adversely determined and the IRS was to seek similar adjustments in subsequent years, we could be subject to significant additional tax liabilities. Additionally, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
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
NIKE is supplied by approximately 142 footwear factories located in 15 countries. We do not own or operate any of our own footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2016, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2016 footwear production and in aggregate accounted for approximately 69% of NIKE Brand footwear production in fiscal 2016. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
Our products are subject to risks associated with overseas sourcing, manufacturing and financing.
The principal materials used in our apparel products — natural and synthetic fabrics and threads, specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat or repel rain and/or snow as well as plastic and metal hardware — are available in countries where our manufacturing takes place. The principal materials used in our footwear products — natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, natural and synthetic fabrics and threads, nylon, canvas and polyurethane films — are also locally available to manufacturers. Both our apparel and footwear products are dependent upon the ability of our unaffiliated contract manufacturers to locate, train, employ and retain adequate personnel. NIKE contractors and suppliers buy raw materials and are subject to wage rates that are oftentimes regulated by the governments of the countries in which our products are manufactured.
There could be a significant disruption in the supply of fabrics or raw materials from current sources or, in the event of a disruption, our contract manufacturers might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price or at all. Further, our unaffiliated contract manufacturers have experienced and may continue to experience in the future, unexpected increases in work wages, whether government mandated or otherwise and increases in compliance costs due to governmental regulation concerning certain metals used in the manufacturing of our products. In addition, we cannot be certain that our unaffiliated manufacturers will be able to fill our orders in a timely manner. If we experience significant increases in demand, or reductions in the availability of materials, or need to replace an existing manufacturer, there can be no assurance that additional supplies of fabrics or raw materials or additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any supplier or manufacturer would allocate sufficient capacity to us in order to meet our requirements. In addition, even if we are able to expand existing or find new manufacturing or sources of materials, we may encounter delays in production and added costs as a result of the time it takes to train suppliers and manufacturers in our methods, products, quality control standards and labor, health and safety standards. Any delays, interruption or increased costs in labor or wages, or the supply of materials or manufacture of our products could have an adverse effect on our ability to meet retail customer and consumer demand for our products and result in lower revenues and net income both in the short- and long-term.
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

In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2016, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Brazil, Canada, India, South Africa and Thailand (collectively the “Sojitz Markets”), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
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
We are heavily dependent on information technology systems and networks, including the Internet and third-party hosted services (“information technology systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Our information technology systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these information technology systems. Over a number of years, we have implemented information technology systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers or other causes, or our failure to properly maintain, protect, repair or upgrade our systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem and may have an adverse effect on our reputation, results of operations and financial condition.
We also use information technology systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on information technology systems and personal data collection and use for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Any interruption in our information technology systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.
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
The sale of a large number of shares of common stock by our principal stockholder could depress the market price of our common stock.
As of June 30, 2016, Swoosh, LLC beneficially owned more than 78% of our Class A Common Stock. If, on June 30, 2016, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. On June 30, 2016, Mr. Knight sold his voting interest in Swoosh, LLC to a trust controlled by his son and NIKE director, Travis Knight.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, inventories, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets and goodwill and indefinite-lived intangible assets. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is a 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 10,700 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, DTC and merchandising strategies in the region, among other functions. In the United States, NIKE has five significant distribution centers located in Memphis, Tennessee, two of which are owned and three are leased. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased distribution facilities are located in various parts of the United States. We also own or lease distribution and customer service facilities outside the United States. The most significant are the distribution facilities located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own.
NIKE IHM, Inc. manufactures Air-Sole cushioning components at NIKE-owned facilities located near Beaverton, Oregon and in St. Charles, Missouri. We also manufacture and sell small amounts of various other plastic products to other manufacturers through NIKE IHM, Inc.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,044 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” in Part I of this Report. Our leases expire at various dates through the year 2033.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 15, 2016, there were 23,196 holders of record of our Class B Common Stock and 16 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to Selected Quarterly Financial Data in Part II, Item 6 of this Report for information regarding quarterly high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape, and dividends declared on the Class A and Class B Common Stock.
During the third quarter of fiscal 2016, the Company concluded its four-year, $8 billion share repurchase program approved by the Board of Directors in September 2012. Under this program the Company purchased a total of 197.1 million shares at a cost of $8 billion (an average price of $40.58 per share). Following the completion of this program, the Company began repurchases under the new four-year, $12 billion program approved by the Board of Directors in November 2015. As of the end of the fourth quarter of fiscal 2016, the Company had repurchased 20.1 million shares at an average price of $59.21 per share for a total approximate cost of $1.2 billion under the new program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases under the share repurchase program.
The following table presents a summary of share repurchases made by NIKE under these programs during the quarter ended May 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2016	2,923,173	$61.04	2,923,173	$11,173
April 1 — April 30, 2016	4,328,107	$59.69	4,328,107	$10,914
May 1 — May 31, 2016	1,765,373	$58.47	1,765,373	$10,811
	9,016,653	$59.89	9,016,653

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2011 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX AND THE DOW JONES U.S. FOOTWEAR INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Wolverine World Wide, Inc., Skechers U.S.A., Inc. and Steven Madden, Ltd., among other companies. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of V.F. Corporation, Coach, Inc., Ralph Lauren Corporation, Under Armour, Inc. and Michael Kors Holdings, Limited, among other companies. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.
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

ITEM 6. Selected Financial Data
Unless otherwise indicated, the following disclosures reflect the Company’s continuing operations. All share and per share amounts are reflective of the two-for-one stock splits that began trading at split-adjusted prices on December 24, 2015 and December 26, 2012.

(In millions, except per share data and financial ratios)	Financial History
	2016	2015	2014	2013	2012
Year Ended May 31,
Revenues	$32,376	$30,601	$27,799	$25,313	$23,331
Gross profit	14,971	14,067	12,446	11,034	10,148
Gross margin %	46.2%	46.0%	44.8%	43.6%	43.5%
Net income from continuing operations	3,760	3,273	2,693	2,451	2,257
Net income (loss) from discontinued operations	—	—	—	21	(46)
Net income	3,760	3,273	2,693	2,472	2,211
Earnings per common share from continuing operations:
Basic	2.21	1.90	1.52	1.37	1.23
Diluted	2.16	1.85	1.49	1.34	1.20
Earnings per common share from discontinued operations:
Basic	—	—	—	0.01	(0.03)
Diluted	—	—	—	0.01	(0.02)
Weighted average common shares outstanding	1,697.9	1,723.5	1,766.7	1,794.6	1,839.9
Diluted weighted average common shares outstanding	1,742.5	1,768.8	1,811.6	1,832.9	1,879.2
Cash dividends declared per common share	0.62	0.54	0.47	0.41	0.35
Cash flow from operations, inclusive of discontinued operations	3,096	4,680	3,013	3,032	1,932
Price range of common stock:
High	68.19	52.75	40.13	32.96	28.60
Low	47.25	36.57	29.56	21.95	19.65
At May 31,
Cash and equivalents	$3,138	$3,852	$2,220	$3,337	$2,254
Short-term investments	2,319	2,072	2,922	2,628	1,503
Inventories	4,838	4,337	3,947	3,484	3,251
Working capital, excluding assets and liabilities of discontinued operations(1)(2)(3)	9,667	9,255	8,319	9,391	7,271
Total assets, excluding assets of discontinued operations(1)(2)	21,396	21,597	18,587	17,540	14,800
Long-term debt	2,010	1,079	1,199	1,210	228
Capital lease obligations(4)	15	5	74	81	—
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	12,258	12,707	10,824	11,081	10,319
Year-end stock price	55.22	50.84	38.46	30.83	27.05
Market capitalization	92,867	87,044	66,921	55,124	49,546
Financial Ratios:
Return on equity	30.1%	27.8%	24.6%	23.1%	22.0%
Return on assets(1)	17.5%	16.3%	14.9%	15.3%	15.1%
Inventory turns	3.8	4.0	4.1	4.2	4.5
Current ratio at May 31(1)	2.8	2.5	2.7	3.4	3.0
Price/Earnings ratio at May 31	25.6	27.5	25.9	22.8	23.0

(1)
Prior year amounts have been updated to reflect the adoption of Accounting Standards Update No. 2015-17, which requires all deferred tax assets and deferred tax liabilities to be classified as non-current. Refer to Recently Adopted Accounting Standards in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

(2)	Assets of discontinued operations were $0 million, $0 million, $0 million, $0 million and $615 million for the years ended May 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Liabilities of discontinued operations were $0 million, $0 million, $0 million, $18 million and $170 million for the years ended May 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(4)	During the fiscal year ended May 31, 2015, the Company restructured the terms of certain capital leases, which subsequently qualified as operating leases.

Selected Quarterly Financial Data

(Unaudited) (In millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$8,414	$7,982	$7,686	$7,380	$8,032	$7,460	$8,244	$7,779
Gross profit	3,995	3,721	3,501	3,327	3,689	3,426	3,786	3,593
Gross margin %	47.5%	46.6%	45.6%	45.1%	45.9%	45.9%	45.9%	46.2%
Net income	1,179	962	785	655	950	791	846	865
Earnings per common share:
Basic	0.69	0.56	0.46	0.38	0.56	0.46	0.50	0.50
Diluted	0.67	0.54	0.45	0.37	0.55	0.45	0.49	0.49
Weighted average common shares outstanding	1,709.0	1,729.8	1,706.5	1,726.2	1,693.8	1,722.9	1,682.4	1,715.0
Diluted weighted average common shares outstanding	1,754.5	1,772.4	1,751.4	1,769.6	1,737.3	1,767.7	1,723.1	1,759.6
Cash dividends declared per common share	0.14	0.12	0.16	0.14	0.16	0.14	0.16	0.14
Price range of common stock:
High	58.86	40.15	67.65	49.88	68.19	49.75	65.44	52.75
Low	47.25	36.57	54.01	39.18	53.64	43.35	55.17	47.59

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites (which we refer to collectively as our “Direct to Consumer” or “DTC” operations) and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences at retail and online.
In addition to achieving long-term, sustainable revenue growth, we continue to strive to deliver shareholder value by driving operational excellence in several key areas:

•	Expanding gross margin by:
- Delivering innovative, premium products that command higher prices while maintaining a balanced price-to-value equation for consumers;
- Reducing product costs through a continued focus on manufacturing efficiency, product design and innovation;
- Making our supply chain a competitive advantage by investing in new technologies that increase automation, help reduce waste and have long-term potential to increase both customization of our products and speed to market; and
- Driving growth in our higher gross margin DTC business, led by NIKE.com, as part of an integrated marketplace growth strategy across our DTC and wholesale operations.

•	Optimizing selling and administrative expense by focusing on:
- Investments in consumer engagement that drive economic returns in the form of incremental revenue and gross profit;
- Infrastructure investments that improve the efficiency and effectiveness of our operations; and
- Investments in key areas of future growth, including our DTC business.

•	Managing working capital efficiency; and

•	Deploying capital effectively.
Through execution of this strategy, our long-term financial goals through fiscal 2020, on average per year, are as follows:

•	High single-digit to low-double digit revenue growth;

•	Mid-teens earnings per share growth;

•	High-twenties to low-thirties percentage rate of return on invested capital;

•	Free cash flow growing faster than net income; and

•	Sustainable, profitable, long-term growth through effective management of our diversified portfolio of businesses.
Over the past ten years, we have achieved many of our financial goals. During this time, revenues and diluted earnings per common share for NIKE, Inc., inclusive of both continuing and discontinued operations, have grown 8% and 13%, respectively, on an annual compounded basis. We expanded gross margin by approximately 220 basis points and our return on invested capital has increased from 22.6% to 29.7%.
On November 19, 2015, we announced a two-for-one stock split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015 to shareholders of record at the close of business on December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
Our fiscal 2016 results demonstrated the power of the NIKE, Inc. portfolio to deliver continued growth and expanding profitability. Despite significant foreign currency headwinds, we achieved record revenues and earnings per share for fiscal 2016. NIKE, Inc. Revenues grew 6% to $32.4 billion, gross margin expanded 20 basis points, Net income increased 15% and diluted earnings per common share grew 17% to $2.16. We also delivered strong cash returns to shareholders while investing for long-term growth.
Earnings before interest and income taxes ("EBIT") increased 10% for fiscal 2016, driven by revenue growth and gross margin expansion, while selling and administrative expense was flat as a percent of revenues. The increase in revenues was attributable to growth for nearly every NIKE Brand geography and across most key categories and product types. This broad-based growth was primarily fueled by:

•	Innovative performance and sportswear products, incorporating proprietary technology platforms such as NIKE Air, Free, Zoom, Lunar, Flywire, Dri-Fit and Flyknit;

•
Deep brand connections with consumers through our category offense, reinforced by investments in endorsements by high-profile athletes, sports teams and leagues, high-impact marketing around global sporting events and digital marketing; and

•	Strong category retail presentation online and at NIKE-owned and retail partner stores.
Converse revenues and EBIT decreased 1% and 6%, respectively, as growth in direct distribution markets was more than offset by the negative impact of changes in foreign currency exchange rates.
Gross margin increased primarily due to higher full-price average selling price and the favorable impact of growth in our higher-margin DTC businesses, partially offset by higher product costs, primarily due to shifts in mix to higher-cost products and labor input cost inflation, higher off-price mix and unfavorable changes in foreign currency exchange rates.

For fiscal 2016, the growth in Net income was positively affected by a year-over-year decrease in our effective tax rate of 350 basis points primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate. Diluted earnings per common share grew at a higher rate than Net income due to a 1% decrease in the weighted average diluted common shares outstanding, driven by our share repurchase program.
While foreign currency markets remain volatile, we continue to see opportunities to drive future growth and profitability, and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.

Results of Operations

(Dollars in millions, except per share data)	Fiscal 2016	Fiscal 2015	% Change	Fiscal 2014	% Change
Revenues	$32,376	$30,601	6%	$27,799	10%
Cost of sales	17,405	16,534	5%	15,353	8%
Gross profit	14,971	14,067	6%	12,446	13%
Gross margin %	46.2%	46.0%		44.8%
Demand creation expense	3,278	3,213	2%	3,031	6%
Operating overhead expense	7,191	6,679	8%	5,735	16%
Total selling and administrative expense	10,469	9,892	6%	8,766	13%
% of Revenues	32.3%	32.3%		31.5%
Interest expense (income), net	19	28	—	33	—
Other (income) expense, net	(140)	(58)	—	103	—
Income before income taxes	4,623	4,205	10%	3,544	19%
Income tax expense	863	932	-7%	851	10%
Effective tax rate	18.7%	22.2%		24.0%
Net income	$3,760	$3,273	15%	$2,693	22%
Diluted earnings per common share	$2.16	$1.85	17%	$1.49	24%

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2016	Fiscal 2015(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2014(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$19,871	$18,318	8%	15%	$16,208	13%	17%
Apparel	9,067	8,637	5%	11%	8,109	7%	10%
Equipment	1,496	1,631	-8%	-2%	1,670	-2%	1%
Global Brand Divisions(3)	73	115	-37%	-30%	125	-8%	-2%
Total NIKE Brand Revenues	30,507	28,701	6%	13%	26,112	10%	14%
Converse	1,955	1,982	-1%	2%	1,684	18%	21%
Corporate(4)	(86)	(82)	—	—	3	—	—
TOTAL NIKE, INC. REVENUES	$32,376	$30,601	6%	12%	$27,799	10%	14%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$22,577	$21,952	3%	9%	$20,683	6%	10%
Sales Direct to Consumer	7,857	6,634	18%	25%	5,304	25%	29%
Global Brand Divisions(3)	73	115	-37%	-30%	125	-8%	-2%
TOTAL NIKE BRAND REVENUES	$30,507	$28,701	6%	13%	$26,112	10%	14%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(5)
Sales to Wholesale Customers	$22,577	$21,952	3%	9%	$20,683	6%	10%
Sales from our Wholesale Operations to Direct to Consumer Operations	4,672	3,881	20%	27%	3,107	25%	29%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$27,249	$25,833	5%	12%	$23,790	9%	13%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Men's	$15,410	$14,689	5%	11%	$13,996	5%	9%
Women's	6,296	5,732	10%	17%	4,976	15%	20%
Young Athletes'	4,560	4,301	6%	11%	3,737	15%	19%
Others(6)	983	1,111	-12%	-4%	1,081	3%	7%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$27,249	$25,833	5%	12%	$23,790	9%	13%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Running	$5,017	$4,863	3%	10%	$4,626	5%	9%
NIKE Basketball	1,378	1,385	-1%	2%	1,178	18%	19%
Jordan Brand	2,753	2,329	18%	21%	1,941	20%	22%
Football (Soccer)	2,143	2,250	-5%	7%	2,414	-7%	-2%
Men’s Training	2,611	2,545	3%	6%	2,485	2%	4%
Women’s Training	1,344	1,281	5%	11%	1,145	12%	16%
Action Sports	711	737	-4%	3%	738	0%	4%
Sportswear	7,513	6,604	14%	22%	5,744	15%	20%
Golf	706	769	-8%	-6%	788	-2%	0%
Others(7)	3,073	3,070	0%	6%	2,731	12%	17%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$27,249	$25,833	5%	12%	$23,790	9%	13%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, NIKE, Inc. Revenues grew 12% for fiscal 2016, primarily driven by higher revenues for the NIKE Brand. Every NIKE Brand geography grew revenues for fiscal 2016 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products. North America contributed approximately 4 percentage points of the increase in NIKE, Inc. revenues, while Greater China and Western Europe each contributed approximately 3 percentage points, Emerging Markets contributed approximately 2 percentage points and Central & Eastern Europe contributed approximately 1 percentage point.
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues increased 15% and 11%, respectively, for fiscal 2016, while NIKE Brand equipment revenues decreased 2%. The increase in NIKE Brand footwear revenues for fiscal 2016 was driven by growth in nearly every key category, including strong growth in Sportswear, the Jordan Brand and Running. Footwear unit sales for fiscal 2016 increased 9%, with higher average selling price (ASP) per pair contributing approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher full-price ASP, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
The constant-currency increase in NIKE Brand apparel revenues for fiscal 2016 was attributable to growth in most key categories, led by Sportswear, Men's Training, Running, Women's Training and Football (Soccer). Apparel unit sales for fiscal 2016 increased 7%. Higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP and growth in our higher-priced DTC business.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our DTC businesses in each of our geographies. NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as online sales through NIKE-owned websites. For fiscal 2016, DTC revenues represented approximately 26% of our total NIKE Brand revenues. On a currency-neutral basis, DTC revenues increased 25% for fiscal 2016, driven by strong online sales growth, the addition of new stores and comparable store sales growth of 10%. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Online sales through NIKE-owned websites, which are not included in comparable store sales, grew 51% in fiscal 2016. For fiscal 2016, online sales represented approximately 22% of our total NIKE Brand DTC revenues.
On a wholesale equivalent basis and excluding the effects of changes in currency exchange rates, fiscal 2016 NIKE Brand Men’s revenues increased 11%, driven by growth in Sportswear and the Jordan Brand, while Women's revenues increased 17%, led by Sportswear, Running and Women's Training. Revenues for our Young Athletes' business increased 11%, with growth across multiple categories, most notably the Jordan Brand.
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
Excluding the effects of changes in currency exchange rates, NIKE Brand footwear and apparel revenues increased 17% and 10%, respectively, while NIKE Brand equipment revenues increased 1% during fiscal 2015. The increase in NIKE Brand footwear revenues for fiscal 2015 was driven by strong performance in Sportswear, the Jordan Brand, Running, NIKE Basketball and Football (Soccer). Footwear unit sales in fiscal 2015 increased 9%. Higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth, driven primarily by higher full-price ASP, and to a lesser extent, the favorable impact of growth in our higher-priced DTC business.
The constant-currency increase in NIKE Brand apparel revenues for fiscal 2015 was driven by growth in most key categories, led by Sportswear, Running and Women's Training, which were partially offset by a decline in Football (Soccer) due largely to the comparison to significant sales of replica apparel in advance of the World Cup in 2014. Fiscal 2015 unit sales of apparel increased 8% with higher ASP per unit contributing approximately 2 percentage points of apparel revenue growth, driven primarily by growth in our higher-priced DTC business.
For fiscal 2015, DTC revenues represented approximately 23% of our total NIKE Brand revenues compared to 20% in fiscal 2014. On a currency-neutral basis, DTC revenues grew 29% for fiscal 2015, driven by strong comparable store sales growth of 16%, significant online sales growth and the addition of new stores. Online sales through NIKE-owned websites grew 59% in fiscal 2015. Online sales represented approximately 18% of our total NIKE Brand DTC revenues for fiscal 2015 compared to 15% for fiscal 2014.

On a wholesale equivalent basis and excluding the effects of changes in currency exchange rates, fiscal 2015 NIKE Brand Men’s revenues increased 9%, driven by growth in our Sportswear, the Jordan Brand, NIKE Basketball and Running categories. Women’s revenues accelerated in fiscal 2015, achieving 20% growth primarily due to increases in Sportswear, Running and Women's Training categories. Revenues in our Young Athletes' business increased 19% as a result of continued efforts to expand footwear and apparel offerings for this group across multiple categories, particularly the Jordan Brand.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2016 totaled $14.9 billion and were 8% higher than the orders reported for the comparable prior year period. NIKE Brand reported futures include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and e-commerce operations which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 11%, with unit orders increasing 4% and average selling price per unit contributing approximately 7 percentage points of growth.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	6%	6%
Western Europe	8%	11%
Central & Eastern Europe	3%	7%
Greater China	19%	24%
Japan	24%	15%
Emerging Markets	3%	13%
TOTAL NIKE BRAND FUTURES ORDERS	8%	11%

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
Gross Margin

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change		Fiscal 2014	% Change
Gross profit	$14,971	$14,067	6%		$12,446	13%
Gross margin %	46.2%	46.0%	20	bps	44.8%	120	bps
Fiscal 2016 Compared to Fiscal 2015
For fiscal 2016, our consolidated gross margin was 20 basis points higher than fiscal 2015, primarily attributable to the following factors:

•
Higher NIKE Brand full-price ASP (increasing gross margin approximately 190 basis points) aligned with our strategy to deliver innovative, premium products with higher prices and, to a lesser extent, due to price increases reflecting inflationary conditions in certain territories;

•	Growth in our higher-margin DTC business (increasing gross margin approximately 20 basis points);

•
Higher NIKE Brand product costs (decreasing gross margin approximately 70 basis points) as shifts in mix to higher-cost products and labor input cost inflation were only partially offset by lower material input costs;

•	Higher off-price mix (decreasing gross margin approximately 30 basis points), primarily reflecting the impacts from clearing excess inventory in North America;

•	Unfavorable changes in foreign currency exchange rates, net of hedges (decreasing gross margin approximately 40 basis points);

•	Higher other costs (decreasing gross margin approximately 20 basis points), primarily due to higher product design and development costs; and

•	Lower gross margin from Converse (decreasing gross margin approximately 20 basis points), primarily resulting from shifts in mix to lower-margin products.
Fiscal 2015 Compared to Fiscal 2014
For fiscal 2015, our consolidated gross margin was 120 basis points higher than fiscal 2014, primarily driven by the following factors:

•
Higher NIKE Brand full-price ASP (increasing gross margin approximately 250 basis points) primarily attributable to shifts in mix to higher-priced products and, to a lesser extent, price increases in response to inflationary conditions in certain territories;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 190 basis points) largely due to shifts in mix to higher-cost products, labor input cost inflation and higher air freight costs, in part to mitigate the negative impacts from product delays due to the West Coast port congestion in the United States;

•	Growth in our higher-margin DTC business (increasing gross margin approximately 40 basis points); and

•	Changes in foreign currency exchange rates (including gains and losses on hedge transactions) increased gross margin approximately 20 basis points.
Total Selling and Administrative Expense

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	Fiscal 2014	% Change
Demand creation expense(1)	$3,278	$3,213	2%	$3,031	6%
Operating overhead expense	7,191	6,679	8%	5,735	16%
Total selling and administrative expense	$10,469	$9,892	6%	$8,766	13%
% of Revenues	32.3%	32.3%	—	31.5%	80	bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Fiscal 2016 Compared to Fiscal 2015
Demand creation expense increased 2% for fiscal 2016 compared to fiscal 2015, primarily due to investments in digital brand marketing, including for our DTC business, as well as support for key brand events and initiatives, and sports marketing investments, partially offset by lower advertising expense. For fiscal 2016, changes in foreign currency exchange rates decreased growth in Demand creation expense by approximately 6 percentage points.
Operating overhead expense increased 8% compared to fiscal 2015, primarily as a result of continued investments in our DTC business, including new store openings and higher variable expenses, as well as targeted investments in operational infrastructure and consumer-focused digital capabilities, partially offset by lower performance-based compensation. Changes in foreign currency exchange rates decreased growth in Operating overhead expense by approximately 4 percentage points for fiscal 2016.
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
Other (Income) Expense, Net

(In millions)	Fiscal 2016	Fiscal 2015	Fiscal 2014
Other (income) expense, net	$(140)	$(58)	$103
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Fiscal 2016 Compared to Fiscal 2015
Other (income) expense, net increased from $58 million of other income, net for fiscal 2015 to $140 million of other income, net for fiscal 2016, driven by a $26 million net change in foreign currency conversion gains and losses, a favorable settlement of a legal judgment related to a bankruptcy case in Western Europe and net gains from other non-operating items.
We estimate the combination of the translation of foreign currency-denominated profits from our international business and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $423 million for fiscal 2016.
Fiscal 2015 Compared to Fiscal 2014
Other (income) expense, net shifted from $103 million of other expense, net for fiscal 2014 to $58 million of other income, net for fiscal 2015, primarily driven by a $147 million net change in foreign currency conversion gains and losses, primarily due to significant hedge gains from available-for-sale investments, as well as an adverse legal judgment in the prior year related to a long outstanding bankruptcy case for a former customer in Western Europe.
We estimate the combination of the translation of foreign currency-denominated profits from our international business and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $73 million for fiscal 2015.

Income Taxes

	Fiscal 2016	Fiscal 2015	% Change	Fiscal 2014	% Change
Effective tax rate	18.7%	22.2%	(350) bps	24.0%	(180) bps
Fiscal 2016 Compared to Fiscal 2015
The 350 basis point decrease in our effective tax rate for the fiscal year was primarily due to an increase in the proportion of earnings from operations outside the United States, which are generally subject to a lower tax rate.
Fiscal 2015 Compared to Fiscal 2014
The 180 basis point decrease in our effective tax rate for the fiscal year was primarily due to the favorable resolution of audits in several jurisdictions.

Operating Segments
Our operating segments are evidence of the structure of the Company’s internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
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
As part of our centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in our geographic operating segments and Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases into the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate together with foreign currency hedge gains and losses generated from our centrally managed foreign exchange risk management program and other conversion gains and losses.
The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2016	Fiscal 2015(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2014(1)	% Change	% Change Excluding Currency Changes(2)
North America	$14,764	$13,740	7%	8%	$12,299	12%	12%
Western Europe	5,884	5,705	3%	14%	4,979	15%	21%
Central & Eastern Europe	1,431	1,421	1%	17%	1,387	2%	15%
Greater China	3,785	3,067	23%	27%	2,602	18%	19%
Japan	869	755	15%	22%	771	-2%	9%
Emerging Markets	3,701	3,898	-5%	13%	3,949	-1%	8%
Global Brand Divisions(3)	73	115	-37%	-30%	125	-8%	-2%
Total NIKE Brand Revenues	30,507	28,701	6%	13%	26,112	10%	14%
Converse	1,955	1,982	-1%	2%	1,684	18%	21%
Corporate(4)	(86)	(82)	—	—	3	—	—
TOTAL NIKE, INC. REVENUES	$32,376	$30,601	6%	12%	$27,799	10%	14%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

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

The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2016	Fiscal 2015(1)	% Change	Fiscal 2014(1)	% Change
North America	$3,763	$3,645	3%	$3,077	18%
Western Europe	1,434	1,275	12%	855	49%
Central & Eastern Europe	289	249	16%	279	-11%
Greater China	1,372	993	38%	816	22%
Japan	174	100	74%	131	-24%
Emerging Markets	892	818	9%	952	-14%
Global Brand Divisions	(2,596)	(2,267)	-15%	(1,993)	-14%
Total NIKE Brand	5,328	4,813	11%	4,117	17%
Converse	487	517	-6%	496	4%
Corporate	(1,173)	(1,097)	-7%	(1,036)	-6%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	4,642	4,233	10%	3,577	18%
Interest expense (income), net	19	28	—	33	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$4,623	$4,205	10%	$3,544	19%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.
North America

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$9,299	$8,506	9%	10%	$7,495	13%	14%
Apparel	4,746	4,410	8%	8%	3,937	12%	12%
Equipment	719	824	-13%	-13%	867	-5%	-5%
TOTAL REVENUES	$14,764	$13,740	7%	8%	$12,299	12%	12%
Revenues by:
Sales to Wholesale Customers	$10,674	$10,243	4%	5%	$9,296	10%	10%
Sales Direct to Consumer	4,090	3,497	17%	17%	3,003	16%	17%
TOTAL REVENUES	$14,764	$13,740	7%	8%	$12,299	12%	12%
EARNINGS BEFORE INTEREST AND TAXES	$3,763	$3,645	3%		$3,077	18%
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in foreign currency exchange rates, North America revenues increased 8% primarily due to growth in our Sportswear, Jordan Brand and Running categories. DTC revenues grew 17% for fiscal 2016, fueled by strong online sales growth, the addition of new stores and comparable store sales growth of 6%.
Currency-neutral footwear revenue growth was attributable to higher revenues in most key categories, led by the Jordan Brand, Sportswear, Running and Women's Training, partially offset by a slight decline in NIKE Basketball. Fiscal 2016 unit sales of footwear increased 8%. Higher average selling price (ASP) per pair contributed approximately 2 percentage points of footwear revenue growth, driven by higher full-price ASP and the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business, partially offset by higher off-price mix.
Apparel revenue growth for fiscal 2016 was primarily driven by our Sportswear and Men's Training categories. For fiscal 2016, unit sales of apparel grew 7%. Higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, primarily attributable to higher full-price ASP.
Reported EBIT increased 3% for fiscal 2016 as higher revenues were largely offset by lower gross margin and higher selling and administrative expense as a percent of revenues. Gross margin declined 80 basis points as higher off-price mix, higher warehousing and inventory obsolescence costs, as well as higher product input costs more than offset higher full-price ASP. Selling and administrative expense increased as a percent of revenues as higher operating overhead to support our growing DTC operations and bad debt expense related to customer bankruptcies was only partially offset by lower performance-based compensation. Demand creation also grew at a faster rate than revenues due to higher spending for sports marketing, DTC marketing and key brand events and initiatives, partially offset by lower advertising expense.
Fiscal 2015 Compared to Fiscal 2014
North America revenues increased 12%, despite congestion at ports on the West Coast of the United States in the second half of the fiscal year, which affected the Company's supply chain and flow of product to customers. Revenue growth was driven by nearly all key categories for fiscal 2015, led by the Jordan Brand, Sportswear, Men's Training, NIKE Basketball and Women's Training. On a constant currency basis, DTC revenue grew 17% for fiscal 2015, fueled by comparable store sales growth of 8%, strong online sales growth and the addition of new stores.

Footwear revenue growth was driven by increases in most key categories, notably the Jordan Brand, NIKE Basketball and Sportswear. Unit sales of footwear for fiscal 2015 increased 6%, while higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to higher full-price ASP.
Apparel revenue growth was attributable to strong demand in most key categories, led by Sportswear, Men's Training, Women's Training and Running, partially offset by slight declines in Football (Soccer) and Action Sports. For fiscal 2015, unit sales of apparel increased 9%. Higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, driven primarily by higher full-price ASP and the favorable impact of growth in our higher-priced DTC business.
EBIT grew 18% for fiscal 2015 as a result of higher revenues, gross margin expansion and selling and administrative expense leverage. Gross margin increased 110 basis points due to higher full-price ASP, improved off-price product margins and lower inventory obsolescence costs, partially offset by higher product input and logistics costs. Selling and administrative expense decreased as a percent of revenues despite higher demand creation expense to support key brand and sporting events and higher sports marketing expense. Operating overhead costs also increased to support DTC growth and investments in infrastructure, as well as higher performance-based compensation costs.
Western Europe

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$3,985	$3,876	3%	14%	$3,299	17%	25%
Apparel	1,628	1,552	5%	16%	1,427	9%	14%
Equipment	271	277	-2%	8%	253	9%	15%
TOTAL REVENUES	$5,884	$5,705	3%	14%	$4,979	15%	21%
Revenues by:
Sales to Wholesale Customers	$4,429	$4,451	0%	10%	$4,022	11%	17%
Sales Direct to Consumer	1,455	1,254	16%	28%	957	31%	40%
TOTAL REVENUES	$5,884	$5,705	3%	14%	$4,979	15%	21%
EARNINGS BEFORE INTEREST AND TAXES	$1,434	$1,275	12%		$855	49%
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in currency exchange rates, Western Europe revenues for fiscal 2016 increased 14% with double-digit growth in every territory. Growth was led by our largest territories, the UK & Ireland and AGS (Austria, Germany and Switzerland), which grew 12% and 16%, respectively. On a category basis, revenues grew for every key category, most notably Sportswear, Football (Soccer) and the Jordan Brand. DTC revenues grew 28% for fiscal 2016, due to strong online sales growth, the addition of new stores and comparable store sales growth of 13%.
Currency-neutral footwear revenue growth was fueled by increases in most key categories, led by Sportswear and the Jordan Brand. For fiscal 2016, unit sales of footwear increased 10%. Higher ASP per pair contributed approximately 4 percentage points of footwear revenue growth, driven by higher full-price ASP and the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business, partially offset by higher off-price mix.
The constant currency apparel revenue growth was attributable to increases in every key category, most notably Sportswear, with Football (Soccer) also providing strong growth. Unit sales of apparel for fiscal 2016 increased 11%. Higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily driven by the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business and higher full-price ASP.
On a reported basis, EBIT grew 12% for fiscal 2016, despite the negative translation impact from changes in foreign currency exchange rates, most notably the Euro. EBIT grew at a higher rate than revenue as selling and administrative expense leverage and the favorable settlement of a legal judgment related to a bankruptcy case reflected in Other (income) expense, net, were only partially offset by lower gross margin. Gross margin declined 10 basis points as unfavorable standard foreign currency exchange rates and higher off-price mix were mostly offset by higher full-price ASP, shifts in mix to lower-cost products and growth in our higher-margin DTC business. Selling and administrative expense was lower as a percent of revenues despite higher operating overhead, primarily to support DTC expansion. Demand creation increased slightly as higher spending for DTC and other demand creation costs more than offset lower sports marketing costs.
Fiscal 2015 Compared to Fiscal 2014
Excluding the changes in currency exchange rates, revenues for fiscal 2015 increased 21% and grew in every territory, led by AGS and the UK & Ireland, our largest territories in Western Europe, which grew 27% and 20%, respectively. Revenues grew for every key category, most notably Sportswear and Running. DTC revenues grew 40%, driven by comparable store sales growth of 24%, strong online sales growth and the addition of new stores.
The constant currency footwear revenue growth was driven by increases in nearly every category, most notably Sportswear, Running and Football (Soccer). For fiscal 2015, unit sales of footwear increased 20%. Higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth, driven equally by higher full-price ASP and the favorable impact of growth in our higher-priced DTC business.
The constant currency apparel revenue growth was attributable to increases in nearly all key categories, led by Sportswear, Women's Training and Running, partially offset by a slight decline in Football (Soccer) primarily due to the impact of World Cup in fiscal 2014. Unit sales of apparel in fiscal 2015 increased 14% while ASP per unit was flat.

Despite the negative translation impact from changes in foreign currency exchange rates, most notably the Euro, reported EBIT grew 49% for fiscal 2015 as a result of strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 190 basis points, primarily due to favorable standard foreign currency exchange rates and higher full-price ASP, which were only partially offset by higher product costs. Selling and administrative expense decreased as a percent of revenues despite increases in operating overhead, primarily as a result of higher costs to support our growing DTC business. Demand creation increased largely as a result of higher sports marketing and digital demand creation costs.
Central & Eastern Europe

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$882	$827	7%	23%	$763	8%	22%
Apparel	463	499	-7%	9%	532	-6%	5%
Equipment	86	95	-9%	7%	92	3%	14%
TOTAL REVENUES	$1,431	$1,421	1%	17%	$1,387	2%	15%
Revenues by:
Sales to Wholesale Customers	$1,215	$1,241	-2%	13%	$1,245	0%	11%
Sales Direct to Consumer	216	180	20%	46%	142	27%	48%
TOTAL REVENUES	$1,431	$1,421	1%	17%	$1,387	2%	15%
EARNINGS BEFORE INTEREST AND TAXES	$289	$249	16%		$279	-11%
Fiscal 2016 Compared to Fiscal 2015
On a currency neutral basis, fiscal 2016 revenues for Central & Eastern Europe increased 17%, with double-digit growth in nearly every territory. Revenue growth was led by two of our largest territories, Turkey and Russia, which increased 26% and 18%, respectively, while our distributors business also grew 16%. Revenues grew in nearly every key category, driven by Sportswear, Running and Football (Soccer). DTC revenues increased 46%, fueled by comparable store sales growth of 27% and the addition of new stores.
Constant currency footwear revenue growth in fiscal 2016 was driven by growth in nearly every key category, led by Sportswear and Running. Fiscal 2016 unit sales of footwear increased 7%. Higher ASP per pair contributed approximately 16 percentage points of footwear revenue growth, primarily driven by higher full-price ASP, largely reflecting inflationary conditions in certain territories.
The currency-neutral growth in apparel revenue in fiscal 2016 was attributable to growth in nearly all key categories, most notably Football (Soccer) and Running. Unit sales of apparel decreased 2% for fiscal 2016. Higher ASP per unit contributed approximately 11 percentage points of apparel revenue growth, primarily driven by higher full-price ASP, largely reflecting inflationary conditions in certain territories.
On a reported basis, EBIT increased 16% for fiscal 2016, despite the negative impact of changes in foreign currency exchange rates, primarily the Russian Ruble and Turkish Lira. EBIT grew faster than reported revenues due to significant gross margin expansion and selling and administrative expense leverage. Gross margin increased 140 basis points as significantly higher full-price ASP, warehousing efficiencies and the favorable impact of a higher proportion of revenues from our higher-margin DTC business more than offset unfavorable standard foreign currency exchange rates and shifts in mix to higher-cost products. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead to support DTC expansion and higher demand creation expense due to increased sports marketing costs and spending to support brand events.
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, Central & Eastern Europe revenues for fiscal 2015 grew 15%, attributable to increases in most territories. Turkey grew 23% and our distributors business grew 18%, while revenues declined in Israel, our smallest territory. On a category basis, revenue growth was driven by increases in most key categories, primarily Sportswear and Running. DTC revenues increased 48%, driven by strong comparable store sales growth of 28%, the addition of new stores and online sales growth.
The constant currency growth in footwear revenue in fiscal 2015 was driven by growth in nearly all key categories, most notably Sportswear and Running. Fiscal 2015 unit sales of footwear increased 11%. Higher ASP per pair contributed approximately 11 percentage points of footwear revenue growth, driven by higher full-price ASP, primarily reflecting inflationary conditions in certain territories.
The constant currency growth in apparel revenue in fiscal 2015 resulted from growth in most key categories, led by Sportswear and Running, partially offset by a decline in Football (Soccer) due to comparison to strong sales related to the World Cup in fiscal 2014. Unit sales of apparel increased 1% for fiscal 2015. Higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP reflecting inflationary conditions in certain territories.
On a reported basis, EBIT declined 11% for fiscal 2015, primarily reflecting the impact of weakening foreign currency exchange rates. Reported revenue increases and slight selling and administrative expense leverage were more than offset by lower gross margin. Gross margin decreased 340 basis points as higher product costs and unfavorable standard foreign currency exchange rates were only partially offset by higher full-price ASP. Selling and administrative expense decreased as a percent of revenue despite increases in both demand creation and operating overhead. Operating overhead increased primarily as a result of investments in our growing DTC business, while demand creation increased as a result of higher sports marketing costs.

Greater China

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,599	$2,016	29%	33%	$1,600	26%	28%
Apparel	1,055	925	14%	17%	876	6%	7%
Equipment	131	126	4%	7%	126	0%	1%
TOTAL REVENUES	$3,785	$3,067	23%	27%	$2,602	18%	19%
Revenues by:
Sales to Wholesale Customers	$2,623	$2,234	17%	21%	$2,041	9%	11%
Sales Direct to Consumer	1,162	833	39%	44%	561	48%	51%
TOTAL REVENUES	$3,785	$3,067	23%	27%	$2,602	18%	19%
EARNINGS BEFORE INTEREST AND TAXES	$1,372	$993	38%		$816	22%
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, Greater China revenues for fiscal 2016 increased 27%, driven by higher revenues in nearly every key category, led by Sportswear, Running, NIKE Basketball and the Jordan Brand. DTC revenues increased 44%, driven by significant online sales growth, the addition of new stores and comparable store sales growth of 19%.
The constant currency increase in footwear revenue for fiscal 2016 was driven by growth in nearly every key category, most notably Sportswear, Running, NIKE Basketball and the Jordan Brand. For fiscal 2016, unit sales of footwear increased 27%. Higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, driven by higher full-price ASP and the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
Constant currency apparel revenue growth for fiscal 2016 was attributable to higher revenues in nearly every key category, led by Running and Sportswear. Unit sales of apparel increased 17% for fiscal 2016 while ASP per unit was flat.
On a reported basis, EBIT increased 38% for fiscal 2016 due to strong revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin increased 80 basis points due to higher full-price ASP and an increase in the proportion of revenues from our higher-margin DTC business, partially offset by shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead and demand creation expense. Operating overhead increased largely due to support for our growing DTC operations, while demand creation was also higher, primarily due to retail brand presentation costs to re-profile category and consumer-focused retail stores as well as spending for key brand events.
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, Greater China revenue growth for fiscal 2015 was driven by higher revenues in our Sportswear, Running, NIKE Basketball and Jordan Brand categories, partially offset by small declines in other categories. Strong growth in DTC revenues reflected a 28% increase in comparable store sales, strong online sales growth and the addition of new stores.
Constant currency footwear revenue growth in fiscal 2015 was driven by increased sales in our Sportswear, Running, NIKE Basketball and Jordan Brand categories, partially offset by small declines in other categories. Unit sales of footwear increased 20% for fiscal 2015. Higher ASP per pair contributed approximately 8 percentage points of footwear revenue growth, primarily due to an increase in the proportion of revenues from our higher-priced DTC business.
Constant currency apparel revenue growth in fiscal 2015 was driven by increases in the Sportswear, Running, Jordan Brand and NIKE Basketball categories, partially offset by decreases in other categories, primarily Football (Soccer) and Men’s Training. For fiscal 2015, unit sales of apparel increased 8%. Changes in ASP per unit reduced apparel revenues by approximately 1 percentage point, due primarily to lower full-price ASP, partially offset by increased revenues from our higher-priced DTC business.
On a reported basis, EBIT increased 22% for fiscal 2015 as higher revenues and gross margin expansion more than offset higher selling and administrative expense. Gross margin increased 270 basis points primarily due to higher full-price ASP on footwear and an increase in the proportion of revenues from our higher-margin DTC business, partially offset by higher product costs. Selling and administrative expense increased due to higher operating overhead to support growth initiatives, primarily related to our DTC operations, as well as higher demand creation spending, primarily for sports marketing.

Japan

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$570	$452	26%	34%	$409	11%	23%
Apparel	228	230	-1%	5%	276	-17%	-8%
Equipment	71	73	-3%	3%	86	-15%	-6%
TOTAL REVENUES	$869	$755	15%	22%	$771	-2%	9%
Revenues by:
Sales to Wholesale Customers	$587	$536	10%	16%	$597	-10%	0%
Sales Direct to Consumer	282	219	29%	37%	174	26%	40%
TOTAL REVENUES	$869	$755	15%	22%	$771	-2%	9%
EARNINGS BEFORE INTEREST AND TAXES	$174	$100	74%		$131	-24%
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in foreign currency exchange rates, revenues for Japan increased 22% for fiscal 2016, driven by growth in most key categories, led by Sportswear, Running and the Jordan Brand. DTC revenues were 37% higher, due to strong online sales growth, comparable store sales growth of 17% and the addition of new stores.
Reported EBIT increased 74%, despite the weaker Yen. EBIT growth was driven by higher reported revenues, gross margin expansion and significant selling and administrative expense leverage. Gross margin expanded 270 basis points due to higher full-price ASP, in part due to lower discounts, as well as growth in our higher-margin DTC business, lower product input costs and warehousing efficiencies, which more than offset unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite investments in operating overhead to support our growing DTC business. Demand creation spending for DTC marketing and brand events was largely offset by lower spending for retail brand presentation and advertising costs.
Fiscal 2015 Compared to Fiscal 2014
Constant currency revenues for Japan increased 9% in fiscal 2015, driven primarily by increases in Sportswear, Running, the Jordan Brand and NIKE Basketball, partially offset by declines in Men's Training, Golf and Women's Training. DTC revenues grew 40% in fiscal 2015 driven by a 20% increase in comparable store sales, strong online sales growth and the addition of new stores.
On a reported basis, fiscal 2015 EBIT decreased 24% compared to the prior year period, reflecting the impact of the weaker Yen. Gross margin decreased 270 basis points as unfavorable standard foreign currency exchange rates and higher product costs more than offset higher full-price ASP and an increase in the proportion of revenues from our higher-margin DTC business. Selling and administrative expense increased as a percent of revenues as higher operating overhead, primarily to support our expanding DTC business, was only partially offset by a decrease in demand creation expense.
 Emerging Markets

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,536	$2,641	-4%	14%	$2,642	0%	9%
Apparel	947	1,021	-7%	11%	1,061	-4%	5%
Equipment	218	236	-8%	11%	246	-4%	5%
TOTAL REVENUES	$3,701	$3,898	-5%	13%	$3,949	-1%	8%
Revenues by:
Sales to Wholesale Customers	$3,049	$3,247	-6%	11%	$3,483	-7%	2%
Sales Direct to Consumer	652	651	0%	23%	466	40%	51%
TOTAL REVENUES	$3,701	$3,898	-5%	13%	$3,949	-1%	8%
EARNINGS BEFORE INTEREST AND TAXES	$892	$818	9%		$952	-14%
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in foreign currency exchange rates, fiscal 2016 revenues for Emerging Markets increased 13%. Growth was attributable to higher revenues in 7 of 9 territories, led by one of our largest territories, SOCO (which includes Argentina, Uruguay and Chile), which grew 32%, and by Mexico and Pacific (which includes Australia and New Zealand), which grew 31% and 27%, respectively. Revenues declined 5% in Brazil, primarily reflecting on-going macroeconomic challenges. On a category basis, revenues grew in nearly every key category, led by Sportswear and Running. DTC revenues increased 23%, driven by the addition of new stores, comparable store sales growth of 7% and online sales growth.

The constant currency growth in footwear revenue for fiscal 2016 was driven by higher revenues in nearly every key category, most notably Sportswear and Running. For fiscal 2016, unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 13 percentage points of footwear revenue growth. Higher ASP was attributable to higher full-price ASP, primarily reflecting inflationary conditions in certain territories, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
The constant currency growth in apparel revenue was due to increases in most key categories, led by Sportswear, Running and Women's Training. Fiscal 2016 unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth. Higher ASP was due to higher full-price ASP, primarily reflecting inflationary conditions in certain territories, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
On a reported basis, EBIT increased 9%, despite the negative impact of foreign currency exchange rates, primarily the Argentine Peso, Mexican Peso and Korean Won, as gross margin expansion more than offset lower reported revenues and higher selling and administrative expense as a percent of revenues. Gross margin expanded 350 basis points due to higher full-price ASP, lower warehousing and obsolescence costs, and growth in our higher-margin DTC business, partially offset by shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense declined on a reported basis, but was higher as a percent of revenues as higher operating overhead due to additional investments in our DTC business and operating infrastructure, and higher performance-based compensation were more than offset by changes in foreign currency exchange rates. Demand creation expense also increased driven by sports marketing and digital brand marketing costs, offset by the impact of foreign currency exchange rates.
Fiscal 2015 Compared to Fiscal 2014
On a currency-neutral basis, fiscal 2015 revenues for Emerging Markets increased 8%, driven by growth in 7 of 9 territories. Growth was led by SOCO and Pacific which grew 28% and 26%, respectively. Revenues in our Mexico and Brazil territories decreased 21% and 3%, respectively. The decrease in Mexico was attributable to efforts to liquidate excess inventory in the marketplace largely resulting from an inconsistent flow of product to customers following distribution center transition issues in fiscal 2014, while the decrease in Brazil was primarily due to challenging macroeconomic conditions and comparison to strong sales related to the World Cup in fiscal 2014. On a category basis, revenues were higher in most key categories, led by Sportswear, Running, Action Sports and the Jordan Brand, partially offset by a decline in Football (Soccer). DTC revenues increased 51% compared to fiscal 2014, driven by strong comparable store sales growth of 26%, the addition of new stores and online sales growth.
The constant currency growth in footwear revenue for fiscal 2015 was attributable to increases in several key categories, most notably Sportswear, Action Sports, the Jordan Brand and Running. Unit sales of footwear decreased 2% while higher ASP per pair contributed approximately 11 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to higher full-price ASP reflecting price increases in response to inflationary conditions in certain Latin American countries, particularly Argentina, as well as the favorable impact of growth in our higher-priced DTC business.
Constant currency apparel revenue growth was due to increases in nearly all key categories, primarily Sportswear, Running and Women's Training, partially offset by a decline in Football (Soccer) revenues due to higher World Cup sales in fiscal 2014. Unit sales of apparel decreased 1% for fiscal 2015. Higher ASP per unit contributed approximately 6 percentage points of apparel revenue growth, primarily attributable to an increase in the proportion of revenues from our higher-priced DTC business, and to a lesser extent, higher full-price ASP driven by price increases in response to inflationary conditions.
On a reported basis, EBIT decreased 14% primarily due to reported revenue declines, lower gross margin and higher selling and administrative expense, as well as the impact of weakening foreign currency exchange rates. Gross margin decreased 140 basis points due to unfavorable standard foreign currency exchange rates, higher inventory obsolescence and higher off-price mix, partially offset by higher full-price ASP. Selling and administrative expense increased due to higher operating overhead costs, primarily to support DTC growth, as well as higher demand creation expense, in part as a result of support for the World Cup in early fiscal 2015 and higher sports marketing expense.
Global Brand Divisions

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues	$73	$115	-37%	-30%	$125	-8%	-2%
(Loss) Before Interest and Taxes	$(2,596)	$(2,267)	15%		$(1,993)	14%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2016 Compared to Fiscal 2015
Global Brand Divisions' loss before interest and taxes increased $329 million for fiscal 2016 due to higher operating overhead and demand creation expense, and to a lesser extent, lower revenues, largely resulting from the expiration of certain football club endorsement agreements. Operating overhead increased due to investments in operational infrastructure and consumer-focused digital capabilities, partially offset by lower performance-based compensation expenses. Demand creation expense increased due to higher advertising and digital brand marketing expenses.
Fiscal 2015 Compared to Fiscal 2014
Global Brand Divisions' loss before interest and taxes increased $274 million in fiscal 2015, primarily due to higher operating overhead reflecting continued investments in operational infrastructure, including digital capabilities, consumer engagement and supply chain initiatives, as well as higher performance-based compensation. Demand creation expense increased slightly due to support for the World Cup in the first quarter of fiscal 2015 and key brand and consumer events.

Converse

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	% Change Excluding Currency Changes	Fiscal 2014	% Change	% Change Excluding Currency Changes
Revenues	$1,955	$1,982	-1%	2%	$1,684	18%	21%
Earnings Before Interest and Taxes	$487	$517	-6%		$496	4%
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
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in foreign currency exchange rates, Converse revenues increased 2% for fiscal 2016. Comparable direct distribution markets (i.e. markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 4%, contributing approximately 3 percentage points of total Converse revenue growth for fiscal 2016. Comparable direct distribution market unit sales decreased 2%, while higher ASP per unit contributed approximately 6 percentage points of direct distribution market revenue growth. On a territory basis, growth in the United States and Asia Pacific was partially offset by declines in Europe, primarily the United Kingdom. Conversion of markets from licensed to direct distribution markets had an insignificant impact on total Converse revenue growth for fiscal 2016. Revenues from comparable licensed markets decreased 15% for fiscal 2016, reducing total Converse revenue growth by approximately 1 percentage point. The decrease in comparable licensed markets revenues was primarily due to poor macroeconomic conditions in Latin America.
Reported EBIT for Converse decreased 6% for fiscal 2016 as a decrease in reported revenues and lower gross margin more than offset selling and administrative expense leverage. Gross margin declined 220 basis points as unfavorable standard foreign currency exchange rates, shifts in mix to higher-cost products and higher off-price mix more than offset higher full-price ASP. Selling and administrative expense declined faster than reported revenues primarily due to lower demand creation, which more than offset slightly higher operating overhead due to investments in infrastructure to support growth.
Fiscal 2015 Compared to Fiscal 2014
Excluding changes in currency exchange rates, revenues for Converse increased 21% for fiscal 2015. Comparable direct distribution markets grew 14%, contributing 12 percentage points of total revenue growth for fiscal 2015. Comparable direct distribution market unit sales increased 12% and higher ASP per unit contributed approximately 2 percentage points of Converse comparable direct distribution market revenue growth. The United States market was the most significant contributor to the growth of comparable direct distribution markets due to volume increases with key wholesale customers and expansion of our DTC business. Conversion of markets from licensed to direct distribution contributed 8 percentage points of total Converse revenue growth for fiscal 2015, driven by conversion of several European markets, most significantly AGS (Austria, Germany and Switzerland). Revenues from comparable licensed markets increased 8% for fiscal 2015, contributing 1 percentage point of total Converse revenue growth.
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
Corporate

(Dollars in millions)	Fiscal 2016	Fiscal 2015	% Change	Fiscal 2014	% Change
Revenues	$(86)	$(82)	—	$3	—
(Loss) Before Interest and Taxes	$(1,173)	$(1,097)	7%	$(1,036)	6%
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

Fiscal 2016 Compared to Fiscal 2015
For fiscal 2016, Corporate's loss before interest and taxes increased $76 million primarily due to the following:

•	an increase of $179 million, primarily driven by higher operating overhead expense to support corporate growth initiatives;

•
a beneficial change of $76 million from net foreign currency losses to net foreign currency gains related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains; these gains are reported as a component of consolidated gross margin; and

•
a beneficial change of $27 million in net foreign currency gains related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of Other (income) expense, net.

Fiscal 2015 Compared to Fiscal 2014
For fiscal 2015, Corporate's loss before interest and taxes increased $61 million primarily due to the following:

•	a $203 million increase, primarily in corporate overhead expense related to corporate initiatives to support growth of the business as well as higher performance-based compensation;

•	a $144 million beneficial change from net foreign currency losses to net foreign currency gains, reported as a component of Other (income) expense, net; and

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other (income) expense, net. Refer to Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.
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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other (income) expense, net. Refer to Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.

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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within the Consolidated Statements of Shareholders’ Equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $1,985 million and $1,171 million for the years ended May 31, 2016 and 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $449 million and $221 million for the years ended May 31, 2016 and 2015, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $423 million and $73 million on our Income before income taxes for the years ended May 31, 2016 and 2015, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with the accounting standards for net investment hedges. There were no outstanding net investment hedges as of May 31, 2016 and 2015. There were no cash flows from net investment hedge settlements for the years ended May 31, 2016 and 2015.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $3,096 million for fiscal 2016 compared to $4,680 million for fiscal 2015. Our primary source of operating cash flow for fiscal 2016 was Net income of $3,760 million. Our fiscal 2016 change in working capital was a net cash outflow of $1,580 million as compared to a net cash inflow of $256 million for fiscal 2015. The change in working capital was primarily due to a net decrease in the amount of cash collateral received as a result of hedging activities (refer to the Credit Risk section of Note 16 — Risk Management and Derivatives for additional detail). For fiscal 2016, cash collateral received from counterparties declined $863 million as compared to an increase in collateral received from counterparties of $968 million for fiscal 2015.
Cash used by investing activities was $1,034 million for fiscal 2016, compared to a $175 million use of cash for fiscal 2015. The primary driver of the increase in Cash used by investing activities was the net change in short-term investments (including sales, maturities and purchases) from net sales/maturities to net purchases. In fiscal 2016, there were $57 million of net purchases of short-term investments compared to $935 million of net sales/maturities of short-term investments in the same period of fiscal 2015. Additions to property, plant and equipment were $1,143 million for fiscal 2016 as compared to $963 million for fiscal 2015. The increase in Additions to property, plant and equipment resulted from continued investments in infrastructure to support current and future growth, primarily relating to supply chain and corporate initiatives, as well as expansion of our DTC operations.
In fiscal 2017, we plan to continue investing in our infrastructure to support future growth, as well as expand our digital capabilities. We anticipate investing approximately 4% of revenue, a portion of which will be used for the continued expansion of our corporate facilities, new DTC stores and digital capabilities.
Cash used by financing activities was $2,671 million for fiscal 2016 compared to $2,790 million for fiscal 2015, a decrease of $119 million, as increases in share repurchases and dividends were more than offset by the receipt of $981 million in net proceeds from the issuance of long-term debt in October 2015.
In fiscal 2016, we purchased 55.4 million shares of NIKE’s Class B Common Stock for $3,238 million (an average price of $58.44). During the third quarter of fiscal 2016, we concluded the Company's four-year, $8 billion share repurchase program approved by our Board of Directors in September 2012. Under this program the Company purchased a total of 197.1 million shares at a cost of $8 billion (an average price of $40.58 per share). Following the completion of this program, the Company began purchases under a four-year, $12 billion program approved by our Board of Directors in November 2015. Of the total 55.4 million shares repurchased in fiscal 2016, 20.1 million shares were purchased under this new program at a cost of approximately $1,189 million (an average price of $59.21 per share). We continue to expect funding of share repurchases will come from operating cash flow, excess cash and/or debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On April 23, 2013, we filed a shelf registration statement (the "Shelf") with the SEC which permitted us to issue an unlimited amount of debt securities. On April 23, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in gross proceeds before expenses of $998 million. On October 29, 2015, we issued an additional $1.0 billion of senior notes at a 3.875% fixed, annual interest rate that will mature on November 1, 2045. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $991 million. The Shelf expired on April 23, 2016. We plan to file a new shelf registration statement with the SEC in July 2016.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. As of and for the periods ended May 31, 2016 and 2015, we had no amounts outstanding under either committed credit facility.

We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets, the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2016, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program, which increased $1 billion during the second quarter of fiscal 2016. During the year ended May 31, 2016, we did not issue commercial paper, and as of May 31, 2016, there were no outstanding borrowings under this program. Any future issuance of commercial paper or other debt securities during fiscal 2017 will depend on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of May 31, 2016, we had cash, cash equivalents and short-term investments totaling $5.5 billion, of which $4.6 billion was held by our foreign subsidiaries. Included in Cash and equivalents as of May 31, 2016 was $105 million of cash collateral received from counterparties as a result of hedging activity. Cash equivalents and Short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed income securities. Our fixed income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2016, the weighted average remaining duration of our cash equivalents and short-term investments portfolio was 91 days.
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

Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2016 and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2017	2018	2019	2020	2021	Thereafter	Total
Operating Leases	$491	$453	$395	$347	$301	$1,244	$3,231
Capital Leases	7	5	2	1	—	—	15
Long-Term Debt(1)	115	75	74	74	71	3,365	3,774
Endorsement Contracts(2)	1,198	1,238	945	827	698	4,514	9,420
Product Purchase Obligations(3)	4,149	—	—	—	—	—	4,149
Other Purchase Obligations(4)	384	118	90	48	42	90	772
TOTAL	$6,344	$1,889	$1,506	$1,297	$1,112	$9,213	$21,361

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2016 (if variable), timing of scheduled payments and the term of the debt obligations.

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

(3)
We generally order product at least four to five months in advance of sale based primarily on futures orders received from external wholesale customers and internal orders from our DTC in-line stores and e-commerce operations. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process.

(4)
Other purchase obligations primarily include service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases.

In addition to the above, we have long-term obligations for uncertain tax positions and various post-retirement benefits for which we are not able to reasonably estimate when cash payments will occur. Refer to Note 9 — Income Taxes and Note 13 — Benefit Plans in the accompanying Notes to the Consolidated Financial Statements for further information related to uncertain tax positions and post-retirement benefits, respectively.
We also have the following outstanding short-term debt obligations as of May 31, 2016. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of
(In millions)	May 31, 2016
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$1
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	39
As of May 31, 2016, the Company had letters of credit outstanding totaling $157 million. These letters of credit were issued primarily for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

New Accounting Pronouncements
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

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
As part of our revenue recognition policy, we record estimated sales returns, discounts and miscellaneous claims from customers as reductions to revenues at the time revenues are recorded. Our post invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. We base our estimates on (1) historical rates of product returns, discounts and claims, (2) specific identification of outstanding claims and outstanding returns not yet received from customers and (3) estimated returns, discounts and claims expected but not yet finalized with our customers. Actual returns, discounts and claims in any future period are inherently uncertain and thus may differ from our estimates. If actual or expected future returns, discounts and claims are significantly greater or lower than established reserves, we record a reduction or increase to net revenues in the period in which we make such determination.
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
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. We expense these payments in Cost of sales as the related sales occur. In certain contracts, we offer minimum guaranteed royalty payments. For contracts for which we estimate we will not meet the minimum guaranteed amount of royalty fees through sales of product, we record the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the contract term.

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
Goodwill and Indefinite-Lived Intangible Assets
We perform annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation that the carrying amount may not be recoverable, among other factors. We may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.
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
We have used in the past, and may use in the future, forward contracts or options to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation related to our net investment in those subsidiaries. The change in fair value of the forward contracts or options hedging our net investments is reported in the cumulative translation adjustment component of Accumulated other comprehensive income within Total shareholders’ equity, to the extent effective, to offset the foreign currency translation adjustments on those investments. As the value of our underlying net investments in wholly-owned international subsidiaries is known at the time a hedge is placed, the designated hedge is matched to the portion of our net investment at risk. Accordingly, the variability involved in net investment hedges is substantially less than that of other types of hedge transactions and we do not expect any material ineffectiveness. We consider, on a quarterly basis, the need to redesignate existing hedge relationships based on changes in the underlying net investment. Should the level of our net investment decrease below hedged levels, the cumulative change in fair value of the over-hedged portion of the related hedge contract would be reported as Other (income) expense, net during the period in which changes occur.
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
We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We use forward and option contracts to hedge certain anticipated but not yet firmly committed transactions as well as certain firm commitments and the related receivables and payables, including third-party and intercompany transactions. We have, in the past, and may in the future, also use forward or options contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements.
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2016 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. See section “Foreign Currency Exposures and Hedging Practices” under Item 7 for additional detail.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, fixed-rate debt of varying maturities and have entered into receive-fixed, pay-variable interest rate swaps for a portion of our fixed-rate debt, as well as pay-fixed, receive-variable forward-starting interest rate swaps for cash outflows of interest payments on future debt.

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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $109 million and $117 million at May 31, 2016 and 2015, respectively. The VaR decreased year-over-year as a result of a decrease in the total notional value of our foreign currency derivative portfolio at May 31, 2016. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $209 million and $205 million during fiscal 2016 and fiscal 2015, respectively.
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
During the year ended May 31, 2016, we entered into a series of forward-starting interest rate swap agreements. A forward-starting interest rate swap is an agreement that effectively hedges the variability in future benchmark interest payments attributable to changes in interest rates on the forecasted issuance of fixed-rate debt. We entered into these forward-starting interest rate swaps in order to lock in fixed interest rates on our forecasted issuance of debt. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
Details of third-party debt and interest rate swaps are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$6	$6	$3	$—	$27	$28
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	0.0%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$6	$6	$3	$—	$27	$28
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	0.0%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$38	$—	$—	$—	$—	$2,000	$2,038	$2,097
Average interest rate	6.2%	0.0%	0.0%	0.0%	0.0%	3.4%	3.5%
Anticipated long-term U.S. Dollar debt issuance - Floating rate swapped to fixed rate
Notional(1)	$1,500	$—	$—	$—	$—	$—	$1,500	$38
Weighted-average fixed rate	2.2%	0.0%	0.0%	0.0%	0.0%	0.0%	2.2%
Weighted-average floating rate	0.7%	0.0%	0.0%	0.0%	0.0%	0.0%	0.7%
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
ITEM 8. Financial Statements and Supplementary Data
Management of NIKE, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include certain amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.
Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with U.S. GAAP. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.
An internal Corporate Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently consisting of four outside directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews, with the independent registered public accounting firm, management and the internal audit staff, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as the Audit Committee deems appropriate. The independent registered public accounting firm and the internal auditors have full access to the Audit Committee, with and without the presence of management, to discuss any appropriate matters.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2016.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2016, as stated in their report herein.

Mark G. Parker	Andrew Campion
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries at May 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 21, 2016

NIKE, Inc. Consolidated Statements of Income

	Year Ended May 31,
(In millions, except per share data)	2016	2015	2014
Revenues	$32,376	$30,601	$27,799
Cost of sales	17,405	16,534	15,353
Gross profit	14,971	14,067	12,446
Demand creation expense	3,278	3,213	3,031
Operating overhead expense	7,191	6,679	5,735
Total selling and administrative expense	10,469	9,892	8,766
Interest expense (income), net	19	28	33
Other (income) expense, net	(140)	(58)	103
Income before income taxes	4,623	4,205	3,544
Income tax expense	863	932	851
NET INCOME	$3,760	$3,273	$2,693

Earnings per common share:
Basic	$2.21	$1.90	$1.52
Diluted	$2.16	$1.85	$1.49

Dividends declared per common share	$0.62	$0.54	$0.47
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2016	2015	2014
Net income	$3,760	$3,273	$2,693
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment(1)	(176)	(20)	(32)
Change in net gains (losses) on cash flow hedges(2)	(757)	1,188	(161)
Change in net gains (losses) on other(3)	5	(7)	4
Total other comprehensive income (loss), net of tax	(928)	1,161	(189)
TOTAL COMPREHENSIVE INCOME	$2,832	$4,434	$2,504

(1)	Net of tax benefit (expense) of $0 million, $0 million and $0 million, respectively.

(2)	Net of tax benefit (expense) of $35 million, $(31) million and $18 million, respectively.

(3)	Net of tax benefit (expense) of $0 million, $0 million and $0 million, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2016	2015
ASSETS
Current assets:
Cash and equivalents	$3,138	$3,852
Short-term investments	2,319	2,072
Accounts receivable, net	3,241	3,358
Inventories	4,838	4,337
Prepaid expenses and other current assets	1,489	1,968
Total current assets	15,025	15,587
Property, plant and equipment, net	3,520	3,011
Identifiable intangible assets, net	281	281
Goodwill	131	131
Deferred income taxes and other assets	2,439	2,587
TOTAL ASSETS	$21,396	$21,597
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44	$107
Notes payable	1	74
Accounts payable	2,191	2,131
Accrued liabilities	3,037	3,949
Income taxes payable	85	71
Total current liabilities	5,358	6,332
Long-term debt	2,010	1,079
Deferred income taxes and other liabilities	1,770	1,479
Commitments and contingencies
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 353 and 355 shares outstanding	—	—
Class B — 1,329 and 1,357 shares outstanding	3	3
Capital in excess of stated value	7,786	6,773
Accumulated other comprehensive income	318	1,246
Retained earnings	4,151	4,685
Total shareholders’ equity	12,258	12,707
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,396	$21,597
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2016	2015	2014
Cash provided by operations:
Net income	$3,760	$3,273	$2,693
Income charges (credits) not affecting cash:
Depreciation	649	606	518
Deferred income taxes	(80)	(113)	(11)
Stock-based compensation	236	191	177
Amortization and other	13	43	68
Net foreign currency adjustments	98	424	56
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	60	(216)	(298)
(Increase) in inventories	(590)	(621)	(505)
(Increase) in prepaid expenses and other current assets	(161)	(144)	(210)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(889)	1,237	525
Cash provided by operations	3,096	4,680	3,013
Cash used by investing activities:
Purchases of short-term investments	(5,367)	(4,936)	(5,386)
Maturities of short-term investments	2,924	3,655	3,932
Sales of short-term investments	2,386	2,216	1,126
Investments in reverse repurchase agreements	150	(150)	—
Additions to property, plant and equipment	(1,143)	(963)	(880)
Disposals of property, plant and equipment	10	3	3
Decrease (increase) in other assets, net of other liabilities	6	—	(2)
Cash used by investing activities	(1,034)	(175)	(1,207)
Cash used by financing activities:
Net proceeds from long-term debt issuance	981	—	—
Long-term debt payments, including current portion	(106)	(7)	(60)
(Decrease) increase in notes payable	(67)	(63)	75
Payments on capital lease obligations	(7)	(19)	(17)
Proceeds from exercise of stock options and other stock issuances	507	514	383
Excess tax benefits from share-based payment arrangements	281	218	132
Repurchase of common stock	(3,238)	(2,534)	(2,628)
Dividends — common and preferred	(1,022)	(899)	(799)
Cash used by financing activities	(2,671)	(2,790)	(2,914)
Effect of exchange rate changes on cash and equivalents	(105)	(83)	(9)
Net (decrease) increase in cash and equivalents	(714)	1,632	(1,117)
Cash and equivalents, beginning of year	3,852	2,220	3,337
CASH AND EQUIVALENTS, END OF YEAR	$3,138	$3,852	$2,220
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$70	$53	$53
Income taxes	748	1,262	856
Non-cash additions to property, plant and equipment	252	206	167
Dividends declared and not paid	271	240	209
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2013	356	$—	1,433	$3	$5,184	$274	$5,620	$11,081
Stock options exercised			22		445			445
Conversion to Class B Common Stock	(1)	—	1	—				—
Repurchase of Class B Common Stock			(73)		(11)		(2,617)	(2,628)
Dividends on common stock ($0.47 per share)							(821)	(821)
Issuance of shares to employees			3		78			78
Stock-based compensation					177			177
Forfeiture of shares from employees			(1)		(8)		(4)	(12)
Net income							2,693	2,693
Other comprehensive income (loss)						(189)		(189)
Balance at May 31, 2014	355	$—	1,385	$3	$5,865	$85	$4,871	$10,824
Stock options exercised			27		639			639
Repurchase of Class B Common Stock			(58)		(9)		(2,525)	(2,534)
Dividends on common stock ($0.54 per share)							(931)	(931)
Issuance of shares to employees			3		92			92
Stock-based compensation					191			191
Forfeiture of shares from employees			—		(5)		(3)	(8)
Net income							3,273	3,273
Other comprehensive income (loss)						1,161		1,161
Balance at May 31, 2015	355	$—	1,357	$3	$6,773	$1,246	$4,685	$12,707
Stock options exercised			22		680			680
Conversion to Class B Common Stock	(2)	—	2	—				—
Repurchase of Class B Common Stock			(55)		(8)		(3,230)	(3,238)
Dividends on common stock ($0.62 per share)							(1,053)	(1,053)
Issuance of shares to employees			3		115			115
Stock-based compensation					236			236
Forfeiture of shares from employees			—		(10)		(11)	(21)
Net income							3,760	3,760
Other comprehensive income (loss)						(928)		(928)
Balance at May 31, 2016	353	$—	1,329	$3	$7,786	$318	$4,151	$12,258
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired sportswear products carrying the Swoosh trademark as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories, using the Jumpman trademark. Sales of Jordan Brand products are reported as a separate category within the respective NIKE Brand geographic operating segments. The Hurley brand is focused on surf and action sports and youth lifestyle footwear, apparel and accessories, using the Hurley trademark. Sales of Hurley brand products are included within the NIKE Brand Action Sports category and within the NIKE Brand's North America geographic operating segment, respectively. Converse designs, distributes, markets and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”). All significant intercompany transactions and balances have been eliminated.
On November 19, 2015, the Company announced a two-for-one split of both NIKE Class A and Class B Common Stock. The stock split was in the form of a 100 percent stock dividend payable on December 23, 2015 to shareholders of record at the close of business on December 9, 2015. Common stock began trading at the split-adjusted price on December 24, 2015. All share and per share amounts presented reflect the stock split.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.
Revenue Recognition
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and online store revenues are recorded upon delivery to the customer. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on (1) historical rates, (2) specific identification of outstanding claims and outstanding returns not yet received from customers and (3) estimated discounts, returns and claims expected, but not yet finalized with customers. As of May 31, 2016 and 2015, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $789 million and $724 million, respectively.
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

Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. The Company expenses these payments in Cost of sales as the related sales occur. In certain contracts, the Company offers minimum guaranteed royalty payments. For contracts for which the Company estimates it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the contract term.
Through cooperative advertising programs, the Company reimburses retail customers for certain costs of advertising the Company’s products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses were $3,278 million, $3,213 million and $3,031 million for the years ended May 31, 2016, 2015 and 2014, respectively. Prepaid advertising and promotion expenses totaled $540 million and $455 million at May 31, 2016 and 2015, respectively, and were recorded in Prepaid expenses and other current assets and Deferred income taxes and other assets depending on the period to which the prepayment applies.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, money market funds, time deposits and corporate debt securities with maturities of 90 days or less at the date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2016 and 2015, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.
At May 31, 2016 and 2015, Short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable, net consist primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $43 million and $78 million at May 31, 2016 and 2015, respectively, of which $17 million and $24 million, respectively, was classified as long-term and recorded in Deferred income taxes and other assets.
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
Depreciation and amortization of assets used in manufacturing, warehousing and product distribution are recorded in Cost of sales. Depreciation and amortization of other assets are recorded in Operating overhead expense.
Software Development Costs
Internal Use Software: Expenditures for major software purchases and software developed for internal use are capitalized and amortized over a 2 to 10 year period on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
Computer Software to be Sold, Leased or Otherwise Marketed: Development costs of computer software to be sold, leased or otherwise marketed as an integral part of a product are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, software development costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.

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
Goodwill and Indefinite-Lived Intangible Assets
The Company performs annual impairment tests on goodwill and intangible assets with indefinite lives in the fourth quarter of each fiscal year or when events occur or circumstances change that would, more likely than not, reduce the fair value of a reporting unit or an intangible asset with an indefinite life below its carrying value. Events or changes in circumstances that may trigger interim impairment reviews include significant changes in business climate, operating results, planned investments in the reporting unit, planned divestitures or an expectation that the carrying amount may not be recoverable, among other factors. The Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, the two-step impairment test is unnecessary. The two-step impairment test first requires the Company to estimate the fair value of its reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and the Company proceeds to step two of the impairment analysis. In step two of the analysis, the Company measures and records an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.
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
Operating Leases
The Company leases retail store space, certain distribution and warehouse facilities, office space and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, renewal options, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense for non-cancelable operating leases with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property. Certain leases also provide for contingent rent, which is determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
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
Accounting for Derivatives and Hedging Activities
The Company uses derivative financial instruments to reduce its exposure to changes in foreign currency exchange rates and interest rates. All derivatives are recorded at fair value on the Consolidated Balance Sheets and changes in the fair value of derivative financial instruments are either recognized in Accumulated other comprehensive income (a component of Total shareholders’ equity), Long-term debt or Net income depending on the nature of the underlying exposure, whether the derivative is formally designated as a hedge and, if designated, the extent to which the hedge is effective. The Company classifies the cash flows at settlement from derivatives in the same category as the cash flows from the related hedged items. For undesignated hedges and designated cash flow hedges, this is primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows. For designated net investment hedges, this is within the Cash used by investing activities component of the Consolidated Statements of Cash Flows. For the Company’s fair value hedges, which are interest rate swaps used to mitigate the change in fair value of its fixed-rate debt attributable to changes in interest rates, the related cash flows from periodic interest payments are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. Refer to Note 16 — Risk Management and Derivatives for more information on the Company’s risk management program and derivatives.
Stock-Based Compensation
The Company estimates the fair value of options and stock appreciation rights granted under the NIKE, Inc. Stock Incentive Plan and employees’ purchase rights under the Employee Stock Purchase Plans (“ESPPs”) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as Operating overhead expense in the Consolidated Statements of Income over the vesting period using the straight-line method.
Refer to Note 11 — Common Stock and Stock-Based Compensation for more information on the Company’s stock-based compensation programs.
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

Recently Adopted Accounting Standards
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred taxes in the statement of financial position. The updated guidance requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. The Company elected to early adopt ASU 2015-17 on a retrospective basis in the fourth quarter of fiscal 2016. The adoption of this standard reduced Total current assets by $389 million, increased Deferred income taxes and other assets by $386 million and reduced Total current liabilities and Deferred income taxes and other liabilities by $2 million and $1 million, respectively, on the Consolidated Balance Sheet as of May 31, 2015.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Based on the FASB's decision in July 2015 to defer the effective date and to allow more flexibility with implementation, the new standard will be effective for the Company beginning June 1, 2018, with early application permitted. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method and is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The standard is effective for the Company beginning June 1, 2019, with early application permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented with optional practical expedients. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

NOTE 2 — Inventories
Inventory balances of $4,838 million and $4,337 million at May 31, 2016 and 2015, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment, net included the following:

	As of May 31,
(In millions)	2016	2015
Land	$286	$273
Buildings	1,467	1,250
Machinery, equipment and internal-use software	3,510	3,329
Leasehold improvements	1,338	1,150
Construction in process	437	350
Total property, plant and equipment, gross	7,038	6,352
Less accumulated depreciation	3,518	3,341
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,520	$3,011
Capitalized interest was not material for the years ended May 31, 2016, 2015 and 2014.

NOTE 4 — Identifiable Intangible Assets and Goodwill
Identifiable intangible assets, net consist of indefinite-lived trademarks, which are not subject to amortization, and acquired trademarks and other intangible assets, which are subject to amortization. Indefinite-lived trademarks were $281 million at May 31, 2016 and 2015. Acquired trademarks and other intangible assets at May 31, 2016 and 2015 were $16 million and $17 million, respectively, and were fully amortized at the end of both periods. Goodwill was $131 million at May 31, 2016 and 2015 of which $65 million was included in the Converse segment for the respective periods. The remaining amounts were included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2016	2015
Compensation and benefits, excluding taxes	$943	$997
Endorsement compensation	393	388
Dividends payable	271	240
Import and logistics costs	198	207
Fair value of derivatives	162	162
Taxes other than income taxes payable	159	172
Advertising and marketing	119	117
Collateral received from counterparties to hedging instruments	105	968
Other(1)	687	698
TOTAL ACCRUED LIABILITIES	$3,037	$3,949

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2016 and 2015.

NOTE 6 — Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2016 and 2015, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2016
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$774	$774	$—	$—
Level 1:
U.S. Treasury securities	1,265	100	1,165	—
Level 2:
Time deposits	831	827	4	—
U.S. Agency securities	679	—	679	—
Commercial paper and bonds	733	262	471	—
Money market funds	1,175	1,175	—	—
Total level 2	3,418	2,264	1,154	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,467	$3,138	$2,319	$10

	As of May 31, 2015
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$615	$615	$—	$—
Level 1:
U.S. Treasury securities	869	225	644	—
Level 2:
Time deposits	684	684	—	—
U.S. Agency securities	976	110	866	—
Commercial paper and bonds	914	352	562	—
Money market funds	1,866	1,866	—	—
Total level 2	4,440	3,012	1,428	—
Level 3:
Non-marketable preferred stock	8	—	—	8
TOTAL	$5,932	$3,852	$2,072	$8
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 16 — Risk Management and Derivatives). Cash collateral received related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to the accounting standards for non-cash collateral received.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2016 and 2015, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of May 31, 2016
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$603	$487	$116	$145	$115	$30
Embedded derivatives	7	2	5	9	2	7
Interest rate swaps(2)	7	7	—	45	45	—
TOTAL	$617	$496	$121	$199	$162	$37

(1)
If the foreign exchange derivative instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $136 million as of May 31, 2016. As of that date, the Company had received $105 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of May 31, 2016.

(2)	As of May 31, 2016, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to the Company's interest rate swaps.

	As of May 31, 2015
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$1,554	$1,034	$520	$164	$160	$4
Embedded derivatives	7	2	5	11	2	9
Interest rate swaps(2)	78	78	—	—	—	—
TOTAL	$1,639	$1,114	$525	$175	$162	$13

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). As of May 31, 2016, the Company held $2,113 million of available-for-sale securities with maturity dates within one year and $206 million with maturity dates over one year and less than five years within Short-term investments on the Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the fiscal years ended May 31, 2016 and 2015. Unrealized gains and losses on available-for-sale securities included in Other comprehensive income were immaterial as of May 31, 2016 and 2015. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the years ended May 31, 2016 and 2015, the Company did not consider its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net was interest income related to the Company's available-for-sale securities of $12 million, $6 million and $5 million for the years ended May 31, 2016, 2015 and 2014, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2016 and 2015.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2016 or 2015.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 16 — Risk Management and Derivatives for additional detail. For fair value information regarding Notes payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt, respectively.
As of May 31, 2016 and May 31, 2015, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
At May 31, 2015, the Company had $150 million of outstanding receivables related to its investments in reverse repurchase agreements recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The carrying amount of these agreements approximates their fair value based upon observable inputs other than quoted prices (Level 2). The reverse repurchase agreements are fully collateralized. At May 31, 2016, there were no outstanding receivables related to investments in reverse repurchase agreements.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2016 and 2015 are summarized below:

	As of May 31,
	2016			2015
(Dollars in millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
U.S. operations	$—	0.00%	(1)	$—	0.00%	(1)
Non-U.S. operations	1	13.00%	(1)	74	12.39%	(1)
TOTAL NOTES PAYABLE	$1			$74
Interest-bearing accounts payable:
Sojitz America	$39	1.27%		$78	0.98%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.
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
As of May 31, 2016 and 2015, the Company had no amounts outstanding under its $2 billion commercial paper program.
On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under this committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at May 31, 2016. This facility replaces the prior $1 billion credit facility agreement entered into on November 1, 2011, which would have matured November 1, 2017. No amounts were outstanding under either committed credit facility as of May 31, 2016 or 2015.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums and discounts and swap fair value adjustments, comprises the following:

				Book Value Outstanding As of May 31,
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	2016	2015
Corporate Bond Payables:(1)
October 15, 2015(2)	$100	5.15%	Semi-Annually	$—	$101
May 1, 2023(3)	$500	2.25%	Semi-Annually	499	499
May 1, 2043(3)	$500	3.63%	Semi-Annually	499	499
November 1, 2045(4)	$1,000	3.88%	Semi-Annually	991	—
Promissory Notes:
April 1, 2017(5)	$40	6.20%	Monthly	38	39
January 1, 2018(5)	$19	6.79%	Monthly	—	19
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(6)	¥9,000	2.60%	Quarterly	18	20
August 20, 2001 through November 20, 2020(6)	¥4,000	2.00%	Quarterly	9	9
Total				2,054	1,186
Less current maturities				44	107
TOTAL LONG-TERM DEBT				$2,010	$1,079

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

(2)
The Company has entered into interest rate swap agreements whereby the Company receives fixed interest payments at the same rate as the note and pays variable interest payments based on the six-month LIBOR plus a spread. The swaps have the same notional amount and maturity date as the corresponding note. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of May 31, 2016, the Company had no interest rate swaps designated as fair value hedges.

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

(5)
The Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. The bonds mature in 2017 and 2018 and the Company does not have the ability to re-negotiate the terms of the debt agreements and would incur significant financial penalties if the notes were paid-off prior to maturity. During the year ended May 31, 2016, the notes due January 1, 2018 were legally defeased and an insignificant loss on defeasance was recognized.

(6)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2017 through 2021 are $44 million, $6 million, $6 million, $6 million and $3 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums and discounts and interest rate swap fair value adjustments. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $2,125 million at May 31, 2016 and $1,160 million at May 31, 2015.

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2016	2015	2014
Income before income taxes:
United States	$956	$1,967	$3,066
Foreign	3,667	2,238	478
TOTAL INCOME BEFORE INCOME TAXES	$4,623	$4,205	$3,544
The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2016	2015	2014
Current:
United States
Federal	$304	$596	$259
State	71	80	104
Foreign	568	369	499
Total	943	1,045	862
Deferred:
United States
Federal	(57)	(66)	19
State	(16)	(11)	(3)
Foreign	(7)	(36)	(27)
Total	(80)	(113)	(11)
TOTAL INCOME TAX EXPENSE	$863	$932	$851
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2016	2015	2014
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1%	0.9%	1.8%
Foreign earnings	-18.6%	-15.7%	2.2%
Deferred charge	0.4%	0.9%	-14.6%
Other, net	0.8%	1.1%	-0.4%
EFFECTIVE INCOME TAX RATE	18.7%	22.2%	24.0%
The effective tax rate for the year ended May 31, 2016 was 350 basis points lower than the effective tax rate for the year ended May 31, 2015 primarily due to an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
The effective tax rate for the year ended May 31, 2015 was 180 basis points lower than the effective tax rate for the year ended May 31, 2014 primarily due to the favorable resolution of audits in several jurisdictions.

Deferred tax assets and liabilities comprise the following:

	As of May 31,
(In millions)	2016	2015
Deferred tax assets:
Allowance for doubtful accounts	$5	$11
Inventories	88	59
Sales return reserves	182	143
Deferred compensation	274	258
Stock-based compensation	206	179
Reserves and accrued liabilities	78	92
Net operating loss carry-forwards	44	10
Undistributed earnings of foreign subsidiaries	179	149
Other	72	76
Total deferred tax assets	1,128	977
Valuation allowance	(52)	(9)
Total deferred tax assets after valuation allowance	1,076	968
Deferred tax liabilities:
Property, plant and equipment	(268)	(220)
Intangibles	(92)	(93)
Other	(4)	(38)
Total deferred tax liability	(364)	(351)
NET DEFERRED TAX ASSET	$712	$617
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2016	2015	2014
Unrecognized tax benefits, beginning of the period	$438	$506	$447
Gross increases related to prior period tax positions(1)	49	32	814
Gross decreases related to prior period tax positions(1)	(20)	(123)	(166)
Gross increases related to current period tax positions	81	82	125
Gross decreases related to current period tax positions	—	(9)	(30)
Settlements(1)	(13)	(27)	(676)
Lapse of statute of limitations	(17)	(10)	(4)
Changes due to currency translation	(12)	(13)	(4)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$506	$438	$506

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

As of May 31, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million, $290 million of which would affect the Company's effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties increased by $45 million during the year ended May 31, 2016, decreased by $3 million during the year ended May 31, 2015 and increased by $55 million during the year ended May 31, 2014. As of May 31, 2016 and 2015, accrued interest and penalties related to uncertain tax positions were $209 million and $164 million, respectively (excluding federal benefit).
The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various state and other foreign jurisdictions. The Company is currently under audit by the U.S. Internal Revenue Service (“IRS”) for fiscal years 2013 through 2015. The Company has closed all U.S. federal income tax matters through fiscal 2012, with the exception of the validation of foreign tax credits utilized. During the year ended May 31, 2016, the Company received from the IRS a statutory notice of deficiency for fiscal 2012, proposing an increase in tax of $223 million, subject to interest, related to the foreign tax credit matter. The Company intends to contest this deficiency notice. As previously disclosed, the Company received a statutory notice of deficiency for fiscal 2011, proposing an increase in tax of $31 million, subject to interest, related to the foreign tax credit matter. This notice also reported a decrease in foreign tax credit carryovers for fiscal 2010 and 2011. The Company has contested this deficiency notice by filing a petition with the U.S Tax Court in April 2015. The Company does not expect the outcome of this matter to have a material impact on the financial statements. No payments on the assessment would be required until the dispute is definitively resolved. Based on the information currently available, the Company does not anticipate a significant increase or decrease to its unrecognized tax benefits for this matter within the next 12 months.

The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $92 million within the next 12 months.
The Company provides for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2016, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes have not been provided were approximately $10.7 billion. If these undistributed earnings were repatriated to the United States or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings would be approximately $3.6 billion at May 31, 2016.
A portion of the Company's foreign operations are benefiting from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The impact of this tax holiday decreased foreign taxes by $173 million, $174 million and $138 million for the fiscal years ended May 31, 2016, 2015 and 2014, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.10, $0.10 and $0.08 for the fiscal years ended May 31, 2016, 2015 and 2014, respectively.
Deferred tax assets at May 31, 2016 and 2015 were reduced by a valuation allowance relating to tax benefits of certain subsidiaries with operating losses. There was a $43 million net increase in the valuation allowance for the year ended May 31, 2016, compared to no net change and a net increase of $4 million for the years ended May 31, 2015 and 2014, respectively.
The Company has available domestic and foreign loss carry-forwards of $143 million at May 31, 2016. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2017	2018	2019	2020	2021-2035	Indefinite	Total
Net operating losses	$1	$4	$1	$1	$35	$101	$143
During the years ended May 31, 2016, 2015 and 2014, income tax benefits attributable to employee stock-based compensation transactions of $281 million, $224 million and $135 million, respectively, were allocated to Total shareholders’ equity.

NOTE 10 — Redeemable Preferred Stock
Sojitz America is the sole owner of the Company’s authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the three years ended May 31, 2016, 2015 and 2014. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
The NIKE, Inc. Stock Incentive Plan (the "Stock Incentive Plan") provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the Stock Incentive Plan are granted in the first quarter of each fiscal year, vest ratably over four years and expire ten years from the date of grant.
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Year Ended May 31,
(In millions)	2016	2015	2014
Stock options(1)	$171	$136	$125
ESPPs	31	24	22
Restricted stock	34	31	30
TOTAL STOCK-BASED COMPENSATION EXPENSE	$236	$191	$177

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense for the years ended May 31, 2016, 2015 and 2014 was $30 million, $19 million and $15 million, respectively.

As of May 31, 2016, the Company had $245 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average period of 2.0 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2016, 2015 and 2014, as computed using the Black-Scholes pricing model, was $12.66, $8.48 and $7.45, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2016	2015	2014
Dividend yield	1.0%	1.2%	1.3%
Expected volatility	23.6%	23.6%	27.9%
Weighted average expected life (in years)	5.8	5.8	5.3
Risk-free interest rate	1.7%	1.7%	1.3%
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
The following summarizes the stock option transactions under the plan discussed above:

	Shares(1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2013	135.3	$17.36
Exercised	(22.0)	14.15
Forfeited	(2.5)	24.17
Granted	16.3	31.77
Options outstanding May 31, 2014	127.1	19.64
Exercised	(27.2)	15.39
Forfeited	(2.1)	29.51
Granted	18.4	38.84
Options outstanding May 31, 2015	116.2	23.50
Exercised	(22.5)	17.75
Forfeited	(2.3)	39.96
Granted	20.6	56.41
Options outstanding May 31, 2016	112.0	$30.38
Options exercisable at May 31,
2014	74.0	$15.71
2015	68.6	18.26
2016	66.5	21.48

(1)	Includes stock appreciation rights transactions.
The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2016 was 6.0 years and 4.6 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2016 was $2,806 million and $2,242 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2016, 2015 and 2014 was $946 million, $795 million and $474 million, respectively.
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (“ESPPs”). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each 6-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 2.5 million, 2.7 million and 2.8 million shares during each of the three years ended May 31, 2016, 2015 and 2014, respectively.
From time to time, the Company grants restricted stock and restricted stock units to key employees under the Stock Incentive Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2016, 2015 and 2014 were 1 million, 0.5 million and 0.6 million, respectively, with weighted average values per share of $54.87, $39.69 and $31.94, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2016, 2015 and 2014, the aggregate fair value of restricted stock and restricted stock units vested was $49 million, $20 million and $28 million, respectively, determined as of the date of vesting. As of May 31, 2016, the Company had $62 million of unrecognized compensation costs from restricted stock and restricted stock units to be recognized in Operating overhead expense over a weighted average period of 2.8 years.

NOTE 12 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (“ESPPs”), to purchase an additional 0.2 million, 1.7 million and 1.5 million shares of common stock outstanding for the years ended May 31, 2016, 2015 and 2014, respectively, because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2016	2015	2014
Determination of shares:
Weighted average common shares outstanding	1,697.9	1,723.5	1,766.7
Assumed conversion of dilutive stock options and awards	44.6	45.3	44.9
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,742.5	1,768.8	1,811.6

Earnings per common share:
Basic	$2.21	$1.90	$1.52
Diluted	$2.16	$1.85	$1.49

NOTE 13 — Benefit Plans
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $72 million, $58 million and $51 million and included in Operating overhead expense for the years ended May 31, 2016, 2015 and 2014, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as determined by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. Profit sharing contributions of $64 million, $58 million and $49 million were made to the plan and included in Operating overhead expense for the years ended May 31, 2016, 2015 and 2014, respectively.
The Company also has a Long-Term Incentive Plan (“LTIP”) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended in fiscal 2007. The Company recognized $85 million, $68 million and $46 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2016, 2015 and 2014, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $475 million and $443 million at May 31, 2016 and 2015, respectively, and primarily classified as long-term in Deferred income taxes and other liabilities.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $93 million and $98 million at May 31, 2016 and 2015, respectively, and primarily classified as long-term in Deferred income taxes and other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(3)	(178)	(47)	—	6	(219)
Reclassifications to net income of previously deferred (gains) losses(4)	2	(710)	—	(1)	(709)
Other comprehensive income (loss)	(176)	(757)	—	5	(928)
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $0 million, $28 million, $0 million, $(2) million and $26 million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $7 million, $0 million, $2 million and $9 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2014	$(11)	$32	$115	$(51)	$85
Other comprehensive gains (losses) before reclassifications(3)	(20)	1,447	—	33	1,460
Reclassifications to net income of previously deferred (gains) losses(4)	—	(259)	—	(40)	(299)
Other comprehensive income (loss)	(20)	1,188	—	(7)	1,161
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Beginning and ending balances have been updated to reflect the proper classification of $20 million of deferred tax balances between Foreign Currency Translation Adjustment and Net Investment Hedges.

(3)	Net of tax benefit (expense) of $0 million, $(33) million, $0 million, $0 million and $(33) million, respectively.

(4)	Net of tax (benefit) expense of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Year Ended May 31,
(In millions)	2016	2015
Gains (losses) on foreign currency translation adjustment	$(2)	$—	Other (income) expense, net
Total before tax	(2)	—
Tax (expense) benefit	—	—
Gain (loss) net of tax	(2)	—
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	(88)	(95)	Revenues
Foreign exchange forwards and options	586	220	Cost of sales
Foreign exchange forwards and options	—	—	Total selling and administrative expense
Foreign exchange forwards and options	219	136	Other (income) expense, net
Total before tax	717	261
Tax (expense) benefit	(7)	(2)
Gain (loss) net of tax	710	259
Gains (losses) on other	3	40	Other (income) expense, net
Total before tax	3	40
Tax (expense) benefit	(2)	—
Gain (loss) net of tax	1	40
Total net gain (loss) reclassified for the period	$709	$299
Refer to Note 16 — Risk Management and Derivatives for more information on the Company's risk management program and derivatives.

NOTE 15 — Commitments and Contingencies
The Company leases retail store space, certain distribution and warehouse facilities, and office space and other non-real estate assets under operating leases expiring from 1 to 18 years after May 31, 2016. Rent expense was $661 million, $594 million and $533 million for the years ended May 31, 2016, 2015 and 2014, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows (in millions):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating leases	$491	$453	$395	$347	$301	$1,244	$3,231
Capital leases	$7	$5	$2	$1	$—	$—	$15
As of May 31, 2016 and 2015, the Company had letters of credit outstanding totaling $157 million and $165 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

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
The majority of derivatives outstanding as of May 31, 2016 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2016 and 2015:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	2016	2015	Balance Sheet Location	2016	2015
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$447	$825	Accrued liabilities	$38	$140
Interest rate swaps	Prepaid expenses and other current assets	7	78	Accrued liabilities	45	—
Foreign exchange forwards and options	Deferred income taxes and other assets	90	520	Deferred income taxes and other liabilities	12	4
Interest rate swaps	Deferred income taxes and other assets	—	—	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		544	1,423		95	144
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	40	209	Accrued liabilities	76	20
Embedded derivatives	Prepaid expenses and other current assets	2	2	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	26	—	Deferred income taxes and other liabilities	19	—
Embedded derivatives	Deferred income taxes and other assets	5	5	Deferred income taxes and other liabilities	7	9
Total derivatives not designated as hedging instruments		73	216		104	31
TOTAL DERIVATIVES		$617	$1,639		$199	$175

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2016, 2015 and 2014:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income	Year Ended May 31,

	2016	2015	2014		2016	2015	2014
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$90	$(202)	$(48)	Revenues	$(88)	$(95)	$14
Foreign exchange forwards and options	(57)	1,109	(78)	Cost of sales	586	220	12
Foreign exchange forwards and options	—	—	4	Total selling and administrative expense	—	—	—
Foreign exchange forwards and options	(25)	497	(21)	Other (income) expense, net	219	136	10
Interest rate swaps	(83)	76	—	Interest expense (income), net	—	—	—
Total designated cash flow hedges	(75)	1,480	(143)		717	261	36
Derivatives designated as net investment hedges:
Foreign exchange forwards and options	$—	$—	$—	Other (income) expense, net	$—	$—	$—

(1)
For the years ended May 31, 2016, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2016	2015	2014
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$2	$5	$5	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(68)	611	(75)	Other (income) expense, net
Embedded derivatives	$(2)	$(1)	$(1)	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for additional information on changes in Accumulated other comprehensive income for the years ended May 31, 2016, 2015 and 2014.
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
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order, as further described within the Embedded Derivatives section below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $11.5 billion as of May 31, 2016.

As of May 31, 2016, the Company had a series of forward-starting interest rate swap agreements with a total outstanding notional amount of $1.5 billion. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates. During the second quarter of fiscal 2016, the Company terminated certain forward-starting interest rate swaps with a total notional amount of $1 billion in connection with the October 29, 2015 debt issuance (refer to Note 8 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company received a cash payment from the related counterparties of $34 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest payments are made over the term of the issued debt.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Accumulated other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Consolidated Statements of Income in the same manner as the underlying exposure. The results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives, are recorded in Revenues or Cost of sales when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Accumulated other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net as interest payments are made over the term of the issued debt. Results of hedges of anticipated purchases and sales of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows.
Premiums paid or received on options are initially recorded as deferred charges or deferred credits, respectively. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Accumulated other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was 0 billion for the years ended May 31, 2016, 2015 and 2014.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the years ended May 31, 2016, 2015 and 2014, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of May 31, 2016, $460 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2016, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company is also exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2016, 2015 or 2014. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of May 31, 2016, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the years ended May 31, 2016, 2015 or 2014. The Company had no outstanding net investment hedges as of May 31, 2016.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the balance sheet and/or the embedded derivative contracts. These forwards are not designated as hedging instruments under the accounting standards for derivatives and hedging. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $7.1 billion as of May 31, 2016.
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
At May 31, 2016, the notional amount of all embedded derivatives outstanding was approximately $282 million.
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
The Company’s derivative contracts contain credit risk related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2016, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $3 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2016, the Company had received $105 million of cash collateral from various counterparties to its derivative contracts (refer to Note 6 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

NOTE 17 — Operating Segments and Related Information
The Company’s operating segments are evidence of the structure of the Company's internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand Direct to Consumer operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and to Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below. Additions to long-lived assets as presented in the following table represent capital expenditures.
Certain prior year amounts have been reclassified to conform to fiscal 2016 presentation.

	Year Ended May 31,
(In millions)	2016	2015	2014
REVENUES
North America	$14,764	$13,740	$12,299
Western Europe	5,884	5,705	4,979
Central & Eastern Europe	1,431	1,421	1,387
Greater China	3,785	3,067	2,602
Japan	869	755	771
Emerging Markets	3,701	3,898	3,949
Global Brand Divisions	73	115	125
Total NIKE Brand	30,507	28,701	26,112
Converse	1,955	1,982	1,684
Corporate	(86)	(82)	3
TOTAL NIKE CONSOLIDATED REVENUES	$32,376	$30,601	$27,799
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,763	$3,645	$3,077
Western Europe	1,434	1,275	855
Central & Eastern Europe	289	249	279
Greater China	1,372	993	816
Japan	174	100	131
Emerging Markets	892	818	952
Global Brand Divisions	(2,596)	(2,267)	(1,993)
Total NIKE Brand	5,328	4,813	4,117
Converse	487	517	496
Corporate	(1,173)	(1,097)	(1,036)
Total NIKE Consolidated Earnings Before Interest and Taxes	4,642	4,233	3,577
Interest expense (income), net	19	28	33
TOTAL NIKE CONSOLIDATED INCOME BEFORE INCOME TAXES	$4,623	$4,205	$3,544
ADDITIONS TO LONG-LIVED ASSETS
North America	$242	$208	$240
Western Europe	215	216	120
Central & Eastern Europe	17	20	19
Greater China	44	69	63
Japan	13	15	9
Emerging Markets	51	37	55
Global Brand Divisions	258	225	225
Total NIKE Brand	840	790	731
Converse	39	69	30
Corporate	312	144	161
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$1,191	$1,003	$922
DEPRECIATION
North America	$133	$121	$109
Western Europe	72	75	71
Central & Eastern Europe	12	12	11
Greater China	48	46	38
Japan	18	22	19
Emerging Markets	25	27	25
Global Brand Divisions	230	210	175
Total NIKE Brand	538	513	448
Converse	27	18	16
Corporate	84	75	54
TOTAL DEPRECIATION	$649	$606	$518

	As of May 31,
(In millions)	2016	2015
ACCOUNTS RECEIVABLE, NET
North America	$1,689	$1,737
Western Europe	378	344
Central & Eastern Europe	194	242
Greater China	74	84
Japan	129	134
Emerging Markets	409	461
Global Brand Divisions	76	88
Total NIKE Brand	2,949	3,090
Converse	270	258
Corporate	22	10
TOTAL ACCOUNTS RECEIVABLE, NET	$3,241	$3,358
INVENTORIES
North America	$2,363	$2,207
Western Europe	929	699
Central & Eastern Europe	210	169
Greater China	375	249
Japan	146	94
Emerging Markets	478	528
Global Brand Divisions	35	32
Total NIKE Brand	4,536	3,978
Converse	306	237
Corporate	(4)	122
TOTAL INVENTORIES	$4,838	$4,337
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$742	$632
Western Europe	589	451
Central & Eastern Europe	50	47
Greater China	234	254
Japan	223	205
Emerging Markets	109	103
Global Brand Divisions	511	484
Total NIKE Brand	2,458	2,176
Converse	125	122
Corporate	937	713
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,520	$3,011
Revenues by Major Product Lines
Revenues to external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues to external customers consist primarily of sales by Converse.

	Year Ended May 31,
(In millions)	2016	2015	2014
Footwear	$19,871	$18,318	$16,208
Apparel	9,067	8,637	8,109
Equipment	1,496	1,631	1,670
Other	1,942	2,015	1,812
TOTAL NIKE CONSOLIDATED REVENUES	$32,376	$30,601	$27,799

Revenues and Long-Lived Assets by Geographic Area
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $15,304 million, $14,180 million and $12,711 million for the years ended May 31, 2016, 2015 and 2014, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Belgium, China and Japan. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $2,241 million and $1,877 million at May 31, 2016 and 2015, respectively. Long-lived assets attributable to operations in Belgium were $348 million and $234 million at May 31, 2016 and 2015, respectively. Long-lived assets attributable to operations in China were $240 million and $267 million at May 31, 2016 and 2015, respectively. Long-lived assets attributable to operations in Japan were $223 million and $205 million at May 31, 2016 and 2015, respectively.
Major Customers
No customer accounted for 10% or more of the Company’s net revenues during the years ended May 31, 2016, 2015 and 2014.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2016.
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

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2016,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification Of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2016 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	47

	Consolidated Statements of Income for each of the three years ended May 31, 2016, May 31, 2015 and May 31, 2014	48

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2016, May 31, 2015 and May 31, 2014	49

	Consolidated Balance Sheets at May 31, 2016 and May 31, 2015	50

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2016, May 31, 2015 and May 31, 2014	51

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2016, May 31, 2015 and May 31, 2014	52

	Notes to Consolidated Financial Statements	53

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts	80

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Indenture dated as of April 26, 2013, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 tot he Company's Form 8-Q filed April 26, 2013).

4.4
Second Supplemental Indenture, dated as of October 29, 2015, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 3.875% Notes due 2045 (incorporated by reference to Exhibit 5.2 to the Company's Form 8-Q filed October 29, 2015).

10.1
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2005).*

10.2
Form of Non-Statutory Stock Option Agreement for options granted to non-employee directors after May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.3
Form of Non-Statutory Stock Option Agreement for options granted to executives prior to May 31, 2010 under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009).*

10.4
Form of Restricted Stock Agreement for non-employee directors under the 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.5
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*

10.6
Form of Indemnity Agreement entered into between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.7	NIKE, Inc. 1990 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2014).*

10.8	NIKE, Inc. Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2012).*
10.9	NIKE, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*
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
10.14
Amended and Restated Covenant Not To Compete and Non-Disclosure Agreement between NIKE, Inc. and Mark G. Parker dated July 24, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 24, 2008).*

10.15
Form of Restricted Stock Agreement under the Stock Incentive Plan for awards after May 31, 2010 (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*

10.16	Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2015).*
10.17	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Andrew Campion dated January 23, 2007.*
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
10.22
Credit Agreement dated as of August 28, 2015 among NIKE, Inc., Bank of America, N.A., as Administrative Agent, Citibank N.A., as Syndication Agent, Deutsche Bank A.G. New York Branch and HSBC Bank USA, National Association, as Co-Documentation Agents, and the other Banks named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 2, 2015).

10.23	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2015).
10.24	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

SCHEDULE II — Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2014	$241	$619	$(3)	$(549)	$308
For the year ended May 31, 2015	308	726	(35)	(620)	379
For the year ended May 31, 2016	379	788	(15)	(708)	444
Allowance for doubtful accounts(2)
For the year ended May 31, 2014	$104	$13	$(2)	$(37)	$78
For the year ended May 31, 2015	78	35	(15)	(20)	78
For the year ended May 31, 2016	78	52	(2)	(85)	43

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)	Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is included in Deferred income taxes and other assets on the Consolidated Balance Sheets.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727 and 333-208900) of NIKE, Inc. of our report dated July 21, 2016 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 21, 2016

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chairman, President and Chief Executive Officer
Date:	July 21, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Chairman, President and Chief Executive Officer	July 21, 2016
PRINCIPAL FINANCIAL OFFICER:
/s/ ANDREW CAMPION Andrew Campion	Chief Financial Officer	July 21, 2016
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Corporate Controller	July 21, 2016
DIRECTORS:
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 21, 2016
/s/ JOHN G. CONNORS John G. Connors	Director	July 21, 2016
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 21, 2016
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 21, 2016
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 21, 2016
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 21, 2016
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 21, 2016
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 21, 2016
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 21, 2016
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 21, 2016
/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 21, 2016