Form 10-Q
period 2016-08-31
NIKE INC
filed 2016-10-11
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2016
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 6, 2016 were:

Class A	329,251,752
Class B	1,336,182,454
1,665,434,206

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2016	2016
ASSETS
Current assets:
Cash and equivalents	$2,659	$3,138
Short-term investments	2,128	2,319
Accounts receivable, net	3,526	3,241
Inventories	4,896	4,838
Prepaid expenses and other current assets	1,380	1,489
Total current assets	14,589	15,025
Property, plant and equipment, net	3,572	3,520
Identifiable intangible assets, net	284	281
Goodwill	139	131
Deferred income taxes and other assets	2,572	2,422
TOTAL ASSETS	$21,156	$21,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44	$44
Notes payable	22	1
Accounts payable	2,088	2,191
Accrued liabilities	3,147	3,037
Income taxes payable	62	85
Total current liabilities	5,363	5,358
Long-term debt	1,993	1,993
Deferred income taxes and other liabilities	1,635	1,770
Commitments and contingencies
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 353 shares outstanding	—	—
Class B — 1,339 and 1,329 shares outstanding	3	3
Capital in excess of stated value	7,999	7,786
Accumulated other comprehensive income	85	318
Retained earnings	4,078	4,151
Total shareholders’ equity	12,165	12,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,156	$21,379
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2016	2015
Revenues	$9,061	$8,414
Cost of sales	4,938	4,419
Gross profit	4,123	3,995
Demand creation expense	1,041	832
Operating overhead expense	1,856	1,745
Total selling and administrative expense	2,897	2,577
Interest expense (income), net	7	4
Other (income) expense, net	(62)	(31)
Income before income taxes	1,281	1,445
Income tax expense	32	266
NET INCOME	$1,249	$1,179

Earnings per common share:
Basic	$0.75	$0.69
Diluted	$0.73	$0.67

Dividends declared per common share	$0.16	$0.14
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2016	2015
Net income	$1,249	$1,179
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	3	(81)
Change in net gains (losses) on cash flow hedges	(240)	(329)
Change in net gains (losses) on other	4	(3)
Total other comprehensive income (loss), net of tax	(233)	(413)
TOTAL COMPREHENSIVE INCOME	$1,016	$766
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2016	2015
Cash provided by operations:
Net income	$1,249	$1,179
Income charges (credits) not affecting cash:
Depreciation	173	154
Deferred income taxes	(50)	(31)
Stock-based compensation	57	54
Amortization and other	7	11
Net foreign currency adjustments	(61)	32
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(284)	52
(Increase) in inventories	(62)	(100)
(Increase) in prepaid expenses and other current assets	(63)	(73)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(245)	(787)
Cash provided by operations	721	491
Cash used by investing activities:
Purchases of short-term investments	(1,279)	(1,188)
Maturities of short-term investments	562	721
Sales of short-term investments	960	450
Investments in reverse repurchase agreements	—	(50)
Additions to property, plant and equipment	(277)	(327)
Disposals of property, plant and equipment	—	9
Other investing activities	(42)	—
Cash used by investing activities	(76)	(385)
Cash used by financing activities:
Long-term debt payments, including current portion	(2)	(1)
Increase (decrease) in notes payable	21	(48)
Payments on capital lease obligations	(2)	—
Proceeds from exercise of stock options and other stock issuances	112	128
Excess tax benefits from share-based payment arrangements	59	75
Repurchase of common stock	(1,054)	(588)
Dividends — common and preferred	(269)	(240)
Cash used by financing activities	(1,135)	(674)
Effect of exchange rate changes on cash and equivalents	11	(38)
Net decrease in cash and equivalents	(479)	(606)
Cash and equivalents, beginning of period	3,138	3,852
CASH AND EQUIVALENTS, END OF PERIOD	$2,659	$3,246
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$96	$152
Dividends declared and not paid	272	239
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2016 are not necessarily indicative of results to be expected for the entire year.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2017 presentation.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability in the balance sheet. The Company adopted the standard on a retrospective basis in the first quarter of fiscal 2017. The adoption of this standard reduced both Deferred income taxes and other assets and Long-term debt by $17 million on the Unaudited Condensed Consolidated Balance Sheet as of May 31, 2016.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company does not expect the adoption to have a material impact on the Consolidated Financial Statements.
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
In March 2016, the FASB Issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company beginning June 1, 2017, with early application permitted. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

Note 2 — Inventories
Inventory balances of $4,896 million and $4,838 million at August 31, 2016 and May 31, 2016, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2016	2016
Compensation and benefits, excluding taxes	$755	$943
Endorsement compensation	399	393
Fair value of derivatives	331	162
Dividends payable	272	271
Taxes other than income taxes	216	159
Import and logistics costs	208	198
Advertising and marketing	175	119
Collateral received from counterparties to hedging instruments	—	105
Other(1)	791	687
TOTAL ACCRUED LIABILITIES	$3,147	$3,037

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2016 and May 31, 2016.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2016 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$779	$779	$—	$—
Level 1:
U.S. Treasury securities	1,045	200	845	—
Level 2:
Time deposits	767	756	11	—
U.S. Agency securities	707	—	707	—
Commercial paper and bonds	671	106	565	—
Money market funds	818	818	—	—
Total Level 2:	2,963	1,680	1,283	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$4,797	$2,659	$2,128	$10

	As of May 31, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$774	$774	$—	$—
Level 1:
U.S. Treasury securities	1,265	100	1,165	—
Level 2:
Time deposits	831	827	4	—
U.S. Agency securities	679	—	679	—
Commercial paper and bonds	733	262	471	—
Money market funds	1,175	1,175	—	—
Total Level 2:	3,418	2,264	1,154	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,467	$3,138	$2,319	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 8 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid and other current assets, which would offset against the Company’s derivative liability balance (refer to Note 8 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to U.S. GAAP.

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2016 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2016
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$480	$389	$91	$230	$199	$31
Embedded derivatives	7	1	6	9	3	6
Interest rate swaps(2)	—	—	—	129	129	—
TOTAL	$487	$390	$97	$368	$331	$37

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $180 million as of August 31, 2016. As of that date, the Company had posted $23 million of cash collateral to various counterparties related to these foreign exchange derivative instruments. No amount of collateral was received on the Company’s derivative asset balance as of August 31, 2016.

(2)	As of August 31, 2016, the Company had posted $8 million of cash collateral related to its interest rate swaps.

	As of May 31, 2016
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$603	$487	$116	$145	$115	$30
Embedded derivatives	7	2	5	9	2	7
Interest rate swaps(2)	7	7	—	45	45	—
TOTAL	$617	$496	$121	$199	$162	$37

(1)
If the foreign exchange derivative instruments had been netted on the Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $136 million as of May 31, 2016. As of that date, the Company had received $105 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company’s derivative liability balance as of May 31, 2016.

(2)	As of May 31, 2016, no amount of cash collateral had been received or posted on the derivative asset or liability balance related to the Company's interest rate swaps.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). As of August 31, 2016, the Company held $1,889 million of available-for-sale securities with maturity dates within one year and $239 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended August 31, 2016 and 2015. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of August 31, 2016 and May 31, 2016. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the three months ended August 31, 2016 and 2015, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended August 31, 2016 and 2015 was interest income related to the Company's available-for-sale securities of $4 million and $2 million, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2016 and the fiscal year ended May 31, 2016.
No transfers among levels within the fair value hierarchy occurred during the three months ended August 31, 2016 and the fiscal year ended May 31, 2016.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 8 — Risk Management and Derivatives for additional detail.
As of August 31, 2016 and May 31, 2016, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company's long-term debt is recorded at adjusted cost, net of amortized premiums and discounts, amortized debt issuance costs and interest rate swap fair value adjustments. The fair value of long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company's long-term debt, including the current portion, was approximately $2,241 million at August 31, 2016 and $2,125 million at May 31, 2016.

The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 5 — Income Taxes
The effective tax rate was 2.5% and 18.4% for the three month periods ended August 31, 2016 and 2015, respectively. The decrease in the Company's effective tax rate was primarily due to a discrete benefit related to the resolution of a foreign tax credit matter with the U.S. Internal Revenue Service (IRS). The Company also benefited from a one-time adjustment to a deferred tax asset related to the nonqualified deferred compensation plan.
As of August 31, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $387 million, $162 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties decreased $13 million during the three months ended August 31, 2016. As of August 31, 2016 and May 31, 2016, accrued interest and penalties related to uncertain tax positions were $196 million and $209 million, respectively (excluding federal benefit).
The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various state and other foreign jurisdictions. The Company is currently under audit by the IRS for fiscal years 2013 through 2016. As previously disclosed, the Company received statutory notices of deficiency for fiscal 2011 and fiscal 2012 proposing a total increase in tax of $254 million, subject to interest, related to a foreign tax credit matter. The Company contested these deficiencies by filing petitions with the U.S. Tax Court. During the period ended August 31, 2016, the Company reached a resolution with the IRS on this matter. Decisions were subsequently filed in US District Tax Court stating there is no deficiency in income tax due from the Company. The Company has now resolved all U.S. federal income tax matters through fiscal 2012.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $87 million within the next 12 months.

Note 6 — Common Stock and Stock-Based Compensation
The authorized number of shares of Class A Common Stock, no par value, and Class B Common Stock, no par value, are 400 million and 2,400 million, respectively. Each share of Class A Common Stock is convertible into one share of Class B Common Stock. Voting rights of Class B Common Stock are limited in certain circumstances with respect to the election of directors. There are no differences in the dividend and liquidation preferences or participation rights of the holders of Class A and Class B Common Stock.
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with stock options and other awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the Stock Incentive Plan are granted in the first quarter of each fiscal year, vest ratably over four years and expire ten years from the date of grant.
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (ESPPs). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation by estimating the fair value of options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Operating overhead expense over the vesting period using the straight-line method.
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended August 31,
(In millions)	2016	2015
Stock options(1)	$39	$39
ESPPs	9	7
Restricted stock	9	8
TOTAL STOCK-BASED COMPENSATION EXPENSE	$57	$54

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $5 million and $6 million for the three month periods ended August 31, 2016 and 2015, respectively.

As of August 31, 2016, the Company had $306 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.6 years.

The weighted average fair value per share of the options granted during the three month periods ended August 31, 2016 and 2015, computed as of the grant date using the Black-Scholes pricing model, was $9.36 and $12.66, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Three Months Ended August 31,
	2016	2015
Dividend yield	1.1%	1.0%
Expected volatility	17.3%	23.6%
Weighted average expected life (in years)	6.0	5.8
Risk-free interest rate	1.3%	1.7%
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

Note 7 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (ESPPs), to purchase an additional 31.7 million and 20.5 million shares of common stock outstanding for the three month periods ended August 31, 2016 and 2015, respectively, because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2016	2015
Determination of shares:
Weighted average common shares outstanding	1,672.0	1,709.0
Assumed conversion of dilutive stock options and awards	36.9	45.5
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,708.9	1,754.5

Earnings per common share:
Basic	$0.75	$0.69
Diluted	$0.73	$0.67

Note 8 — Risk Management and Derivatives
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets or liabilities or forecasted transactions.
The majority of derivatives outstanding as of August 31, 2016 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2016 and May 31, 2016:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	August 31, 2016	May 31, 2016	Balance Sheet Location	August 31, 2016	May 31, 2016
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$332	$447	Accrued liabilities	$77	$38
Interest rate swaps	Prepaid expenses and other current assets	—	7	Accrued liabilities	129	45
Foreign exchange forwards and options	Deferred income taxes and other assets	76	90	Deferred income taxes and other liabilities	27	12
Total derivatives formally designated as hedging instruments		408	544		233	95
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	57	40	Accrued liabilities	122	76
Embedded derivatives	Prepaid expenses and other current assets	1	2	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	15	26	Deferred income taxes and other liabilities	4	19
Embedded derivatives	Deferred income taxes and other assets	6	5	Deferred income taxes and other liabilities	6	7
Total derivatives not designated as hedging instruments		79	73		135	104
TOTAL DERIVATIVES		$487	$617		$368	$199
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2016 and 2015:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended August 31,
	2016	2015(2)		2016	2015(2)
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$53	$29	Revenues	$33	$(46)
Foreign exchange forwards and options	(52)	(104)	Cost of sales	104	173
Foreign exchange forwards and options	(16)	(65)	Other (income) expense, net	43	61
Interest rate swaps	(91)	—	Interest expense (income), net	—	—
Total designated cash flow hedges	$(106)	$(140)		$180	$188

(1)
For the three months ended August 31, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Certain amounts have been updated to reflect the proper classification of $40 million between Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives and Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income for the three months ended August 31, 2015.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2016	2015
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$1	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(35)	(29)	Other (income) expense, net
Embedded derivatives	(3)	—	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 9 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three months ended August 31, 2016 and 2015.
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
Product cost exposures are primarily generated through non-functional currency denominated product purchases and the foreign currency adjustment program described below. NIKE entities primarily purchase product in two ways: (1) Certain NIKE entities purchase product from the NIKE Trading Company (NTC), a wholly-owned sourcing hub that buys NIKE branded product from third-party factories, predominantly in U.S. Dollars. The NTC, whose functional currency is the U.S. Dollar, then sells the product to NIKE entities in their respective functional currencies. When the NTC sells to a NIKE entity with a different functional currency, the result is a foreign currency exposure for the NTC. (2) Other NIKE entities purchase product directly from third-party factories in U.S. Dollars. These purchases generate a foreign currency exposure for those NIKE entities with a functional currency other than the U.S. Dollar.
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company's existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to enter into derivative contracts formally designated as cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order, as further described within the Embedded Derivatives section below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $11.3 billion as of August 31, 2016.
As of August 31, 2016, the Company had a series of forward-starting interest rate swap agreements with a total outstanding notional amount of $1.5 billion. These instruments were designated as cash flow hedges of the variability in the expected cash outflows of interest payments on future debt due to changes in benchmark interest rates.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Accumulated other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. The results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives, are recorded in Revenues or Cost of sales when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Accumulated other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net as interest payments are made over the term of the issued debt. Results of hedges of anticipated purchases of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid or received on options are initially recorded as deferred charges or deferred credits, respectively. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Accumulated other comprehensive income to the degree they are effective.

The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three months ended August 31, 2016 and 2015.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three months ended August 31, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transactions were no longer probable of occurring were immaterial.
As of August 31, 2016, $302 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2016, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three months ended August 31, 2016 or 2015. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of August 31, 2016, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three months ended August 31, 2016 or 2015. The Company had no outstanding net investment hedges as of August 31, 2016.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These forwards are not designated as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $7.7 billion as of August 31, 2016.
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
At August 31, 2016, the total notional amount of embedded derivatives outstanding was approximately $294 million.

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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2016, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $96 million. Accordingly, the Company was required to post $31 million of cash collateral to various counterparties to its derivative contracts as a result of these contingent features (refer to Note 4 — Fair Value Measurements). As of August 31, 2016, the Company had not received any cash collateral from its counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

Note 9 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive gains (losses) before reclassifications(2)	3	(60)	—	13	(44)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(180)	—	(9)	(189)
Other comprehensive income (loss)	3	(240)	—	4	(233)
Balance at August 31, 2016	$(204)	$223	$115	$(49)	$85

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $46 million, $0 million, $1 million and $47 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $(1) million and $(1) million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)(2)	Cash Flow Hedges(3)	Net Investment Hedges(1)(2)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(4)	(81)	(142)	—	—	(223)
Reclassifications to net income of previously deferred (gains) losses(5)	—	(187)	—	(3)	(190)
Other comprehensive income (loss)	(81)	(329)	—	(3)	(413)
Balance at August 31, 2015	$(112)	$891	$115	$(61)	$833

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

(4)	Net of tax benefit (expense) of $0 million, $(2) million, $0 million, $0 million and $(2) million, respectively.

(5)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended August 31,
(In millions)	2016	2015(1)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$33	$(46)	Revenues
Foreign exchange forwards and options	104	173	Cost of sales
Foreign exchange forwards and options	43	61	Other (income) expense, net
Total before tax	180	188
Tax (expense) benefit	—	(1)
Gain (loss) net of tax	180	187
Gains (losses) on other	8	3	Other (income) expense, net
Total before tax	8	3
Tax (expense) benefit	1	—
Gain (loss) net of tax	9	3
Total net gain (loss) reclassified for the period	$189	$190
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
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets, and include results for the NIKE, Jordan and Hurley brands. The Company’s NIKE Brand Direct to Consumer (DTC) operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
Global Brand Divisions is included within the NIKE Brand for presentation purposes to align with the way management views the Company. Global Brand Divisions primarily represents NIKE Brand licensing businesses that are not part of a geographic operating segment, and demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand.
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

	Three months ended August 31,
(In millions)	2016	2015
REVENUES
North America	$4,031	$3,799
Western Europe	1,763	1,641
Central & Eastern Europe	440	401
Greater China	1,020	886
Japan	245	179
Emerging Markets	945	966
Global Brand Divisions	15	26
Total NIKE Brand	8,459	7,898
Converse	574	555
Corporate	28	(39)
TOTAL NIKE CONSOLIDATED REVENUES	$9,061	$8,414
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,004	$1,042
Western Europe	392	485
Central & Eastern Europe	81	98
Greater China	371	330
Japan	50	36
Emerging Markets	171	258
Global Brand Divisions	(771)	(624)
Total NIKE Brand	1,298	1,625
Converse	153	147
Corporate	(163)	(323)
Total NIKE Consolidated Earnings Before Interest and Taxes	1,288	1,449
Interest expense (income), net	7	4
TOTAL NIKE CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,281	$1,445

	As of August 31,	As of May 31,
(In millions)	2016	2016
ACCOUNTS RECEIVABLE, NET
North America	$1,571	$1,689
Western Europe	569	378
Central & Eastern Europe	261	194
Greater China	90	74
Japan	116	129
Emerging Markets	519	409
Global Brand Divisions	92	76
Total NIKE Brand	3,218	2,949
Converse	298	270
Corporate	10	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,526	$3,241
INVENTORIES
North America	$2,268	$2,363
Western Europe	939	929
Central & Eastern Europe	200	210
Greater China	428	375
Japan	170	146
Emerging Markets	558	478
Global Brand Divisions	47	35
Total NIKE Brand	4,610	4,536
Converse	306	306
Corporate	(20)	(4)
TOTAL INVENTORIES	$4,896	$4,838
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$738	$742
Western Europe	586	589
Central & Eastern Europe	47	50
Greater China	224	234
Japan	236	223
Emerging Markets	120	109
Global Brand Divisions	493	511
Total NIKE Brand	2,444	2,458
Converse	123	125
Corporate	1,005	937
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,572	$3,520

Note 11 — Commitments and Contingencies
At August 31, 2016, the Company had letters of credit outstanding totaling $153 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
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
For the first quarter of fiscal 2017, NIKE, Inc. Revenues increased 8% to $9.1 billion. Excluding the impact of changes in foreign currency exchange rates, Revenues increased 10%. For the first quarter of fiscal 2017, Net income was $1,249 million and diluted earnings per common share was $0.73, 6% and 9% higher, respectively, than the first quarter of fiscal 2016.
Income before income taxes decreased 11% compared to the first quarter of fiscal 2016 as revenue growth was more than offset by lower gross margin and an increase in selling and administrative expense as a percent of revenues. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 7% revenue growth. On a constant currency basis, NIKE Brand revenues grew 10%, driven by higher revenues across all geographies, all product engines and most key categories. Constant currency revenues for Converse increased 4% due to revenue growth in direct distribution markets, primarily the United States.
Our effective tax rate was 2.5% for the first quarter of fiscal 2017 compared to 18.4% for the first quarter of fiscal 2016. The decrease in our effective tax rate was primarily due to a one-time benefit related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter. We also benefited from a one-time adjustment to our deferred tax asset related to our nonqualified deferred compensation plan.
Diluted earnings per common share benefited from a 3% decline in the diluted weighted average common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2016	2015	% Change
Revenues	$9,061	$8,414	8%
Cost of sales	4,938	4,419	12%
Gross profit	4,123	3,995	3%
Gross margin %	45.5%	47.5%
Demand creation expense	1,041	832	25%
Operating overhead expense	1,856	1,745	6%
Total selling and administrative expense	2,897	2,577	12%
% of Revenues	32.0%	30.6%
Interest expense (income), net	7	4	—
Other (income) expense, net	(62)	(31)	—
Income before income taxes	1,281	1,445	-11%
Income tax expense	32	266	-88%
Effective tax rate	2.5%	18.4%
NET INCOME	$1,249	$1,179	6%
Diluted earnings per common share	$0.73	$0.67	9%

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,472	$5,123	7%	10%
Apparel	2,549	2,341	9%	12%
Equipment	423	408	4%	6%
Global Brand Divisions(2)	15	26	-42%	-30%
Total NIKE Brand Revenues	8,459	7,898	7%	10%
Converse	574	555	3%	4%
Corporate(3)	28	(39)	—	—
TOTAL NIKE, INC. REVENUES	$9,061	$8,414	8%	10%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,139	$5,940	3%	6%
Sales Direct to Consumer	2,305	1,932	19%	22%
Global Brand Divisions(2)	15	26	-42%	-30%
TOTAL NIKE BRAND REVENUES	$8,459	$7,898	7%	10%

(1)
The percentage change has been calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

Excluding the effects of changes in currency exchange rates, NIKE, Inc. Revenues grew 10% for the first quarter of fiscal 2017, driven by higher revenues for the NIKE Brand and Converse. On a currency-neutral basis, every NIKE Brand geography delivered higher revenues for the first quarter of fiscal 2017 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products. For the first quarter of fiscal 2017, North America contributed approximately 3 percentage points of the increase in NIKE, Inc. Revenues, while Greater China and Western Europe each contributed approximately 2 percentage points, and Central & Eastern Europe, Emerging Markets and Converse each contributed approximately 1 percentage point.
The constant currency increase in NIKE Brand footwear revenues for the first quarter of fiscal 2017 was attributable to growth in our Sportswear, Jordan Brand and Running categories. Unit sales of footwear increased approximately 6%, with higher average selling price (ASP) per pair contributing approximately 4 percentage points of footwear revenue growth, primarily driven by higher full-price ASP.
The currency-neutral growth in NIKE Brand apparel revenues for the first quarter of fiscal 2017 was driven by increases in most key categories, led by Sportswear, Football (Soccer) and Running. Unit sales of apparel increased approximately 9%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price ASP.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand Direct to Consumer (DTC) operations in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as NIKE-owned digital commerce. For the first quarter of fiscal 2017, DTC revenues represented approximately 27% of our total NIKE Brand revenues compared to 24% for the first quarter of fiscal 2016. On a currency neutral basis, DTC revenues grew 22% for the first quarter of fiscal 2017, driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 8%. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Digital commerce sales, which are not included in comparable store sales, grew 49% for the first quarter of fiscal 2017. Digital commerce sales represented approximately 21% of our total NIKE Brand DTC revenues for the first quarter of fiscal 2017 compared to 17% for the first quarter of fiscal 2016.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from September 2016 through January 2017 totaled $12.3 billion and were 5% higher than the orders reported for the comparable prior year period. NIKE Brand reported futures include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and digital commerce operations, which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 7%, with unit orders increasing 2% and ASP per unit contributing approximately 5 percentage points of growth.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	1%	1%
Western Europe	4%	9%
Central & Eastern Europe	9%	9%
Greater China	15%	19%
Japan	26%	11%
Emerging Markets	6%	10%
TOTAL NIKE BRAND FUTURES ORDERS	5%	7%

(1)
Futures orders growth has been calculated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

The reported futures orders growth is not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our DTC in-line stores and digital commerce operations, and sales from Converse, NIKE Golf and Hurley.
Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change
Gross profit	$4,123	$3,995	3%
Gross margin %	45.5%	47.5%	(200) bps
Our consolidated gross margin decreased 200 basis points for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016, primarily driven by the following factors:

•	Higher NIKE Brand full-price ASP (increasing gross margin approximately 60 basis points, net of discounts) aligned with our strategy to deliver innovative, premium products to the consumer;

•	Higher NIKE Brand product costs (decreasing gross margin approximately 40 basis points) as labor input cost inflation more than offset lower material input costs;

•	Unfavorable changes in foreign currency exchange, net of hedges (decreasing gross margin approximately 40 basis points);

•	Unfavorable impact of increased off-price sales (decreasing gross margin approximately 30 basis points);

•	Lower NIKE Brand DTC margins (decreasing gross margin approximately 30 basis points) driven by increased sales through our factory stores; and

•
Higher other costs (decreasing gross margin approximately 80 basis points) primarily driven by investments in sourcing and manufacturing resources, warehousing and logistics costs, and costs associated with the exit from the Golf equipment business.

Total Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change
Demand creation expense(1)	$1,041	$832	25%
Operating overhead expense	1,856	1,745	6%
Total selling and administrative expense	$2,897	$2,577	12%
% of Revenues	32.0%	30.6%	140 bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.

Demand creation expense increased 25% for the first quarter of fiscal 2017 due to higher advertising, marketing and digital brand marketing costs, primarily to support key sporting events, including the Rio Olympics and European Football Championship. Demand creation expense also increased due to higher sports marketing costs. For the first quarter of fiscal 2017, changes in foreign currency exchange rates reduced growth in Demand creation expense by approximately 2 percentage points.
Operating overhead expense increased 6% for the first quarter of fiscal 2017. The increase was driven by continued investments in our growing DTC business as well as ongoing investments in operational infrastructure and consumer-focused digital capabilities. Changes in foreign currency exchange rates reduced the growth in Operating overhead expense by approximately 2 percentage points for the first quarter of fiscal 2017.
Other (Income) Expense, Net

	Three Months Ended August 31,
(In millions)	2016	2015
Other (income) expense, net	$(62)	$(31)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2017, Other (income) expense, net increased from $31 million of other income, net in the prior year, to $62 million of other income, net in the current year, primarily due to a $29 million net change in foreign currency conversion gains and losses.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $3 million on our Income before income taxes for the first quarter of fiscal 2017.
Income Taxes

	Three Months Ended August 31,
	2016	2015	% Change
Effective tax rate	2.5%	18.4%	(1,590) bps
Our effective tax rate for the first quarter of fiscal 2017 was 2.5%, compared to 18.4% for the first quarter of fiscal 2016, primarily due to a one-time benefit related to the resolution with the IRS of a foreign tax credit matter. We also benefited from a one-time adjustment to our deferred tax asset related to our nonqualified deferred compensation plan.
We anticipate the effective tax rate for the full fiscal year will be approximately 17.0%.

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

The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes(1)
North America	$4,031	$3,799	6%	6%
Western Europe	1,763	1,641	7%	10%
Central & Eastern Europe	440	401	10%	16%
Greater China	1,020	886	15%	21%
Japan	245	179	37%	18%
Emerging Markets	945	966	-2%	11%
Global Brand Divisions(2)	15	26	-42%	-30%
Total NIKE Brand Revenues	8,459	7,898	7%	10%
Converse	574	555	3%	4%
Corporate(3)	28	(39)	—	—
TOTAL NIKE, INC. REVENUES	$9,061	$8,414	8%	10%

(1)
The percentage change has been calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends by excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

(2)	Global Brand Divisions revenues are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.

(3)
Corporate revenues primarily consist of foreign currency hedge gains and losses related to revenues generated by entities within the NIKE Brand geographic operating segments and Converse, but managed through our central foreign exchange risk management program.

The primary financial measure used by the Company to evaluate performance of individual operating segments is earnings before interest and taxes (commonly referred to as “EBIT”), which represents Net income before Interest expense (income), net and Income tax expense in the Unaudited Condensed Consolidated Statements of Income, and is considered a non-GAAP financial measure. As discussed in Note 10 — Operating Segments in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements, certain corporate costs are not included in EBIT of our operating segments.
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change
North America	$1,004	$1,042	-4%
Western Europe	392	485	-19%
Central & Eastern Europe	81	98	-17%
Greater China	371	330	12%
Japan	50	36	39%
Emerging Markets	171	258	-34%
Global Brand Divisions	(771)	(624)	-24%
Total NIKE Brand	1,298	1,625	-20%
Converse	153	147	4%
Corporate	(163)	(323)	50%
TOTAL CONSOLIDATED EARNINGS BEFORE INTEREST AND TAXES	1,288	1,449	-11%
Interest expense (income), net	7	4	—
TOTAL CONSOLIDATED INCOME BEFORE INCOME TAXES	$1,281	$1,445	-11%

North America

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,518	$2,366	6%	7%
Apparel	1,317	1,247	6%	6%
Equipment	196	186	5%	5%
TOTAL REVENUES	$4,031	$3,799	6%	6%
Revenues by:
Sales to Wholesale Customers	$2,824	$2,749	3%	3%
Sales Direct to Consumer	1,207	1,050	15%	15%
TOTAL REVENUES	$4,031	$3,799	6%	6%
EARNINGS BEFORE INTEREST AND TAXES	$1,004	$1,042	-4%

Excluding changes in currency exchange rates, North America revenues for the first quarter of fiscal 2017 increased 6% driven by growth in our Sportswear and Jordan Brand categories. DTC revenues grew 15%, fueled by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 5%.
The constant currency footwear revenue growth for the first quarter of fiscal 2017 was due to higher revenues in our Sportswear and Jordan Brand categories. First quarter unit sales of footwear increased approximately 5%. Higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth, driven by higher full-price and off-price ASPs, partially offset by higher off-price mix.
The increase in apparel revenues for the first quarter of fiscal 2017 was fueled by growth in most key categories, led by Men's Training. Unit sales of apparel increased approximately 9%, while lower ASP per unit reduced apparel revenue growth by approximately 3 percentage points. The decrease in ASP per unit was primarily due to the clearance of excess inventories through off-price channels, including through our DTC factory stores.
EBIT decreased 4% for the first quarter of fiscal 2017 as revenue growth was more than offset by lower gross margin and higher selling and administrative expense as a percent of revenues. Gross margin decreased 90 basis points as lower product costs were more than offset by the impact of clearing excess inventories. Selling and administrative expense increased as a percent of revenues primarily due to higher demand creation resulting from marketing support for the Rio Olympics, increased retail brand presentation costs and higher sports marketing expenses. Operating overhead also increased primarily due to support for our growing DTC operations.
Western Europe

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,147	$1,128	2%	4%
Apparel	531	434	22%	26%
Equipment	85	79	8%	10%
TOTAL REVENUES	$1,763	$1,641	7%	10%
Revenues by:
Sales to Wholesale Customers	$1,304	$1,280	2%	4%
Sales Direct to Consumer	459	361	27%	30%
TOTAL REVENUES	$1,763	$1,641	7%	10%
EARNINGS BEFORE INTEREST AND TAXES	$392	$485	-19%
On a currency-neutral basis, Western Europe revenues for the first quarter of fiscal 2017 grew 10% due to higher revenues in every territory. Growth was led by our largest territory, the UK & Ireland, which grew 7%, and by France, which grew 12%. On a category basis, revenues increased in most key categories, led by Sportswear and Football (Soccer). DTC revenues increased 30% for the first quarter of fiscal 2017, driven by comparable store sales growth of 16%, digital commerce sales growth and the addition of new stores.
Currency-neutral footwear revenue growth for the first quarter of fiscal 2017 was led by Sportswear, partially offset by declines concentrated in Football (Soccer). Unit sales of footwear decreased approximately 1%, while higher ASP per pair contributed approximately 5 percentage points of footwear revenue growth. Higher ASP per pair was driven by the favorable impact of an increase in the proportion of revenues from our DTC business and higher full-price ASP, partially offset by higher off-price mix.

The increase in constant currency apparel revenue for the first quarter of fiscal 2017 was due to growth in nearly every category, most notably Sportswear and Football (Soccer). Unit sales of apparel increased approximately 12% and higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth, primarily driven by higher full-price ASP and the favorable impact of an increase in the proportion of revenues from our DTC business.
On a reported basis, EBIT decreased 19% for the first quarter of fiscal 2017 as revenue growth was more than offset by a decline in gross margin and higher selling and administrative expense as a percent of revenues. Gross margin declined 630 basis points primarily driven by the significant effects of unfavorable standard foreign currency exchange rates. Gross margin was also impacted to a lesser extent by higher off-price mix and higher other costs for third-party royalties and warehousing, partially offset by higher full-price ASP and the favorable impact of growth in our higher-margin DTC business. Selling and administrative expense increased as a percent of revenues, driven by higher demand creation expense, including advertising and marketing support for the Rio Olympics and European Football Championship, as well as higher sports marketing costs. Operating overhead increased as a result of higher costs to support DTC expansion.
Central & Eastern Europe

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$270	$238	13%	19%
Apparel	138	133	4%	12%
Equipment	32	30	7%	16%
TOTAL REVENUES	$440	$401	10%	16%
Revenues by:
Sales to Wholesale Customers	$378	$350	8%	14%
Sales Direct to Consumer	62	51	22%	31%
TOTAL REVENUES	$440	$401	10%	16%
EARNINGS BEFORE INTEREST AND TAXES	$81	$98	-17%
Excluding changes in currency exchange rates, Central & Eastern Europe revenues increased 16% for the first quarter of fiscal 2017, with double-digit growth in nearly every territory. Revenue growth was led by two of our largest territories, Russia and Turkey, which grew 34% and 17%, respectively, and by Greece, which grew 43%. On a category basis, most key categories grew, led by Sportswear and Running. DTC revenues increased 31%, fueled by comparable store sales growth of 20% and the addition of new stores.
The constant currency increase in footwear revenues for the first quarter of fiscal 2017 was attributable to growth in most key categories, led by Sportswear and Running. Unit sales of footwear increased approximately 15%, while increases in ASP per pair contributed approximately 4 percentage points of footwear revenue growth. The increase in ASP per pair was driven by higher full-price ASP and to a lesser extent, higher off-price ASP and the favorable impact of growth in our DTC business.
Constant currency apparel revenue growth for the first quarter of fiscal 2017 was attributable to growth in most key categories, most notably Sportswear. Unit sales of apparel increased approximately 9%. Higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily driven by the favorable impact of growth in our DTC business, partially offset by lower full-price ASP, largely reflecting higher discounts.
On a reported basis, EBIT for the first quarter of fiscal 2017 decreased 17% primarily reflecting the impact of weakening foreign currency exchange rates, primarily the Russian Ruble. Reported revenue growth and selling and administrative expense leverage were more than offset by gross margin contraction. Gross margin declined 890 basis points primarily driven by significant unfavorable standard foreign currency exchange rates and higher product costs, which were partially offset by higher full-price ASP. Selling and administrative expense decreased as a percent of revenues despite higher demand creation and operating overhead expenses. Demand creation increased as a result of higher advertising and sports marketing costs, while operating overhead increased slightly due to investments in our growing DTC business.

Greater China

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$710	$599	19%	25%
Apparel	269	246	9%	15%
Equipment	41	41	0%	4%
TOTAL REVENUES	$1,020	$886	15%	21%
Revenues by:
Sales to Wholesale Customers	$695	$634	10%	15%
Sales Direct to Consumer	325	252	29%	37%
TOTAL REVENUES	$1,020	$886	15%	21%
EARNINGS BEFORE INTEREST AND TAXES	$371	$330	12%
On a currency-neutral basis, Greater China revenues grew 21% for the first quarter of fiscal 2017. Nearly every key category grew, led by Running, Sportswear, the Jordan Brand and NIKE Basketball. DTC revenues increased 37%, fueled by the addition of new stores, significant digital commerce sales growth and an 11% increase in comparable store sales.
The constant currency increase in footwear revenue growth for the first quarter of fiscal 2017 was attributable to increases in nearly all key categories, most notably Running, Sportswear, NIKE Basketball and the Jordan Brand. Unit sales of footwear increased approximately 26%, while ASP per pair declined 1% as higher full-price and off-price ASPs were more than offset by lower ASP in our DTC business and higher off-price mix.
Constant currency apparel revenue growth was due to higher revenues in most key categories, led by Running. Unit sales of apparel increased approximately 15%, while ASP per unit was flat as higher off-price and full-price ASPs were offset by lower ASP in our DTC business and higher off-price mix.
On a reported basis, EBIT for the first quarter of fiscal 2017 increased 12% despite the negative impact of changes in foreign currency exchange rates. EBIT growth was driven by reported revenue growth and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 210 basis points as higher full-price ASP was more than offset by higher product costs and unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead primarily to support our growing DTC business. Demand creation expense also increased as higher advertising and digital brand marketing costs, in part to support the Rio Olympics, more than offset lower retail brand presentation expenses.
Japan

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$166	$122	36%	17%
Apparel	60	43	40%	21%
Equipment	19	14	36%	12%
TOTAL REVENUES	$245	$179	37%	18%
Revenues by:
Sales to Wholesale Customers	$161	$114	41%	21%
Sales Direct to Consumer	84	65	29%	12%
TOTAL REVENUES	$245	$179	37%	18%
EARNINGS BEFORE INTEREST AND TAXES	$50	$36	39%
On a constant currency basis, revenues for Japan increased 18% for the first quarter of fiscal 2017, driven by growth in most key categories, led by Sportswear and Running. DTC revenues grew 12% due to an increase in digital commerce sales, comparable store sales growth of 5% and the addition of new stores.
Reported EBIT for the first quarter of fiscal 2017 increased 39% driven by higher reported revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 240 basis points as lower product costs were more than offset by the impact of unfavorable standard foreign currency exchange rates and lower DTC margins. Selling and administrative expense declined as a percent of revenues despite higher operating overhead, primarily to support DTC expansion. Demand creation expense increased largely as a result of higher digital brand marketing and advertising costs.

Emerging Markets

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$661	$670	-1%	12%
Apparel	234	238	-2%	12%
Equipment	50	58	-14%	-2%
TOTAL REVENUES	$945	$966	-2%	11%
Revenues by:
Sales to Wholesale Customers	$777	$813	-4%	9%
Sales Direct to Consumer	168	153	10%	25%
TOTAL REVENUES	$945	$966	-2%	11%
EARNINGS BEFORE INTEREST AND TAXES	$171	$258	-34%
Excluding changes in currency exchange rates, Emerging Markets revenues for the first quarter of fiscal 2017 increased 11%. Growth for the first quarter was attributable to higher revenues in most territories, led by SOCO (which includes Argentina, Uruguay and Chile), which grew 47%. On a category basis, revenue growth was primarily attributable to our Sportswear and Running categories. DTC revenues increased 25% driven by the addition of new stores, comparable store sales growth of 7% and digital commerce sales growth.
Constant currency footwear revenue growth for the first quarter of fiscal 2017 was largely driven by higher revenues in our Sportswear and Running categories. Unit sales of footwear were flat while higher ASP per pair contributed approximately 12 percentage points of footwear revenue growth. Higher ASP per pair was attributable to higher full-price ASP, in part reflecting inflationary conditions in certain territories.
The constant currency apparel revenue growth for the first quarter of fiscal 2017 was fueled by increases in most key categories, led by Sportswear, Running and Football (Soccer). Unit sales of apparel decreased approximately 1%, while increases in ASP per unit contributed approximately 13 percentage points of apparel revenue growth, primarily driven by higher full-price ASP, in part reflecting inflationary conditions in certain territories.
On a reported basis, EBIT decreased 34%, in part reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso and Mexican Peso. Reported EBIT was also negatively impacted by a decline in revenues, lower gross margin and higher selling and administrative expense as a percent of revenues. Gross margin decreased 350 basis points as unfavorable standard foreign currency exchange rates and higher product costs were only partially offset by higher full-price ASP. Selling and administrative expense grew due to higher demand creation expense, primarily as a result of increased marketing and digital brand marketing support for the Rio Olympics, as well as increased sports marketing costs. Operating overhead also grew, reflecting increased investments in DTC.
Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues	$15	$26	-42%	-30%
(Loss) Before Interest and Taxes	$(771)	$(624)	24%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes increased for the first quarter of fiscal 2017, primarily due to higher demand creation and operating overhead expense. The increase in demand creation was due to higher advertising and digital brand marketing expenses, largely in support of the Rio Olympics and the European Football Championship, as well as higher sports marketing expense. Operating overhead increased for the first quarter of fiscal 2017 primarily due to investments in operational infrastructure and consumer-focused digital capabilities.
Converse

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes
Revenues	$574	$555	3%	4%
Earnings Before Interest and Taxes	$153	$147	4%

In territories we define as “direct distribution markets,” Converse designs, markets and sells products directly to distributors and wholesale customers, and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
Excluding changes in currency exchange rates, revenues for Converse increased 4% for the first quarter of fiscal 2017. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years), grew 4%, contributing approximately 3 percentage points of total Converse revenue growth for the first quarter of fiscal 2017. Comparable direct distribution market unit sales increased approximately 1%, while higher ASP per unit contributed approximately 3 percentage points of direct distribution market revenue growth. On a territory basis, growth in the United States was partially offset by declines in Europe and Asia Pacific. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 1 percentage point for the first quarter. Revenues from comparable licensed markets decreased 3%, reducing total Converse revenues by an insignificant amount.
Reported EBIT for Converse increased 4% for the first quarter of fiscal 2017, driven by higher reported revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 370 basis points as shifts in mix to higher-cost products, unfavorable standard foreign currency exchange rates and unfavorable off-price margins more than offset higher full-price ASP. Selling and administrative expense was lower as a percent of revenues due to lower demand creation and operating overhead costs.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2016	2015	% Change
Revenues	$28	$(39)	—
(Loss) Before Interest and Taxes	$(163)	$(323)	-50%
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
For the first quarter of fiscal 2017, Corporate's loss before interest and taxes decreased $160 million primarily due to the following:

•
a beneficial change of $138 million from net foreign currency losses to net foreign currency gains related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•
an increase in net foreign currency gains of $23 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and, where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company (NTC) and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Unaudited Condensed Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.

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

For the currency within the factory currency exposure indices that is the local or functional currency of the factory, the currency rate fluctuation affecting the product cost is recorded within Inventories and is recognized in Cost of sales when the related product is sold to a third-party. All currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, are recognized as embedded derivative contracts and are recorded at fair value through Other (income) expense, net. Refer to Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
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

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other (income) expense, net. Refer to Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

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

Managing Transactional Exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with U.S. GAAP, except for hedges of the embedded derivatives components of the product cost exposures and other contractual agreements as discussed above.
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments under U.S. GAAP. Accordingly, changes in fair value of these instruments are immediately recognized in Other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at each reported period end.

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $185 million and $701 million for the three months ended August 31, 2016 and 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $26 million and $173 million for the three months ended August 31, 2016 and 2015, respectively.
Managing Translational Exposures
To minimize the impact of translating foreign currency denominated revenues and expenses into U.S. Dollars for consolidated reporting, certain foreign subsidiaries use excess cash to purchase U.S. Dollar denominated available-for-sale investments. The variable future cash flows associated with the purchase and subsequent sale of these U.S. Dollar denominated investments at non-U.S. Dollar functional currency subsidiaries creates a foreign currency exposure that qualifies for hedge accounting under U.S. GAAP. We utilize forward contracts and/or options to mitigate the variability of the forecasted future purchases and sales of these U.S. Dollar investments. The combination of the purchase and sale of the U.S. Dollar investment and the hedging instrument has the effect of partially offsetting the year-over-year foreign currency translation impact on net earnings in the period the investments are sold. Hedges of the purchase of U.S. Dollar denominated available-for-sale investments are accounted for as cash flow hedges.
Refer to Note 4 — Fair Value Measurements and Note 8 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded as well as the fair value of outstanding derivatives at period end.
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $3 million on our Income before income taxes for the three month period ended August 31, 2016.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with U.S. GAAP. There were no outstanding net investment hedges as of August 31, 2016 and 2015. There were no cash flows from net investment hedge settlements for the three month periods ended August 31, 2016 and 2015.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $721 million for the first three months of fiscal 2017 compared to $491 million for the first three months of fiscal 2016. Our primary source of operating cash flows for the first three months of fiscal 2017 was Net income of $1,249 million compared to $1,179 million for the first three months of fiscal 2016. Operating cash flows also increased due to changes in working capital, which resulted in a cash outflow of $654 million for the first three months of fiscal 2017 compared to an outflow of $908 million for the first three months of fiscal 2016. The change in working capital was primarily due to the amount of posted cash collateral with derivative counterparties as a result of hedging activities (refer to the Credit Risk section of Note 8 — Risk Management and Derivatives for additional detail). For the first three months of fiscal 2017, cash collateral decreased $136 million as compared to a decrease of $500 million during the first three months of fiscal 2016. This working capital decrease was partially offset by an increase in accounts receivable driven by revenue growth.
Cash used by investing activities was $76 million for the first three months of fiscal 2017 compared to $385 million for the first three months of fiscal 2016. The primary driver of the decrease in Cash used by investing activities was the net change in short-term investments (including sales, maturities and purchases) from net purchases to net sales/maturities. In the first three months of fiscal 2017, there were $243 million of net sales/maturities compared to $17 million of net purchases in the first three months of fiscal 2016.
Cash used by financing activities was $1,135 million for the first three months of fiscal 2017 compared to $674 million for the same period of fiscal 2016. Cash used by financing activities increased primarily due to higher share repurchases and dividends paid during the first three months of fiscal 2017 compared to the first three months of fiscal 2016.
During the first three months of fiscal 2017, we purchased 19.0 million shares of NIKE's Class B Common Stock for $1,054 million (an average price of $55.59 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of August 31, 2016, we had repurchased 39.0 million shares at a cost of approximately $2,243 million (an average price of $57.45 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on July 21, 2019. On April 26, 2013, we issued $1.0 billion of senior notes with tranches maturing in 2023 and 2043. The 2023 senior notes were issued in an initial aggregate principal amount of $500 million at a 2.25% fixed, annual interest rate and will mature on May 1, 2023. The 2043 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.625% fixed, annual interest rate and will mature on May 1, 2043. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $998 million. On October 29, 2015, we issued an additional $1.0 billion of senior notes at a 3.875% fixed, annual interest rate that will mature on November 1, 2045. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $991 million.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the three month period ended August 31, 2016, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2016, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended August 31, 2016, the maximum amount of commercial paper borrowings outstanding at any point was $250 million. As of August 31, 2016, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2017 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of August 31, 2016, we had cash, cash equivalents and short-term investments totaling $4.8 billion, of which $4.3 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2016, the average duration of our cash equivalents and short-term investments portfolio was 87 days.
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
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
Off-Balance Sheet Arrangements
As of August 31, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for recently adopted and recently issued accounting standards.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2016.
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

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of August 31, 2016, the Company had repurchased 39.0 million shares at an average price of $57.45 per share for a total approximate cost of $2.2 billion under this program. We intend to use excess cash, future cash from operations, and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended August 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2016	7,434,470	$54.19	7,434,470	$10,408
July 1 — July 31, 2016	5,270,215	$56.43	5,270,215	$10,111
August 1 — August 31, 2016	6,262,448	$56.54	6,262,448	$9,757
	18,967,133	$55.59	18,967,133
ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ ANDREW CAMPION
Andrew Campion Chief Financial Officer and Authorized Officer
DATED: October 11, 2016

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