Form 10-Q
period 2016-11-30
NIKE INC
filed 2017-01-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2016
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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 3, 2017 were:

Class A	329,251,752
Class B	1,325,225,378
1,654,477,130

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2016	2016
ASSETS
Current assets:
Cash and equivalents	$4,339	$3,138
Short-term investments	1,604	2,319
Accounts receivable, net	3,478	3,241
Inventories	5,033	4,838
Prepaid expenses and other current assets	1,557	1,489
Total current assets	16,011	15,025
Property, plant and equipment, net	3,566	3,520
Identifiable intangible assets, net	283	281
Goodwill	139	131
Deferred income taxes and other assets	2,653	2,422
TOTAL ASSETS	$22,652	$21,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$44	$44
Notes payable	20	1
Accounts payable	2,033	2,191
Accrued liabilities	3,076	3,037
Income taxes payable	52	85
Total current liabilities	5,225	5,358
Long-term debt	3,473	1,993
Deferred income taxes and other liabilities	1,631	1,770
Commitments and contingencies
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 353 shares outstanding	—	—
Class B — 1,327 and 1,329 shares outstanding	3	3
Capital in excess of stated value	8,196	7,786
Accumulated other comprehensive income	399	318
Retained earnings	3,725	4,151
Total shareholders’ equity	12,323	12,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,652	$21,379
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2016	2015	2016	2015
Revenues	$8,180	$7,686	$17,241	$16,100
Cost of sales	4,564	4,185	9,502	8,604
Gross profit	3,616	3,501	7,739	7,496
Demand creation expense	762	769	1,803	1,601
Operating overhead expense	1,743	1,791	3,599	3,536
Total selling and administrative expense	2,505	2,560	5,402	5,137
Interest expense (income), net	15	5	22	9
Other (income) expense, net	(18)	(34)	(80)	(65)
Income before income taxes	1,114	970	2,395	2,415
Income tax expense	272	185	304	451
NET INCOME	$842	$785	$2,091	$1,964

Earnings per common share:
Basic	$0.51	$0.46	$1.26	$1.15
Diluted	$0.50	$0.45	$1.23	$1.12

Dividends declared per common share	$0.18	$0.16	$0.34	$0.30
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
Net income	$842	$785	$2,091	$1,964
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(14)	(29)	(11)	(110)
Change in net gains (losses) on cash flow hedges	323	290	83	(39)
Change in net gains (losses) on other	5	13	9	10
Total other comprehensive income (loss), net of tax	314	274	81	(139)
TOTAL COMPREHENSIVE INCOME	$1,156	$1,059	$2,172	$1,825
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2016	2015
Cash provided by operations:
Net income	$2,091	$1,964
Income charges (credits) not affecting cash:
Depreciation	346	314
Deferred income taxes	(70)	(39)
Stock-based compensation	111	116
Amortization and other	12	8
Net foreign currency adjustments	(34)	74
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(318)	(139)
(Increase) in inventories	(300)	(354)
(Increase) in prepaid expenses and other current assets	(85)	(114)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(69)	(794)
Cash provided by operations	1,684	1,036
Cash provided (used) by investing activities:
Purchases of short-term investments	(2,358)	(2,851)
Maturities of short-term investments	1,743	1,510
Sales of short-term investments	1,404	1,250
Additions to property, plant and equipment	(512)	(615)
Disposals of property, plant and equipment	12	9
Other investing activities	(53)	—
Cash provided (used) by investing activities	236	(697)
Cash used by financing activities:
Net proceeds from long-term debt issuance	1,482	981
Long-term debt payments, including current portion	(3)	(103)
Increase in notes payable	21	33
Payments on capital lease obligations	(6)	(3)
Proceeds from exercise of stock options and other stock issuances	238	328
Excess tax benefits from share-based payment arrangements	78	201
Repurchase of common stock	(1,954)	(1,240)
Dividends — common and preferred	(536)	(479)
Cash used by financing activities	(680)	(282)
Effect of exchange rate changes on cash and equivalents	(39)	(58)
Net increase (decrease) in cash and equivalents	1,201	(1)
Cash and equivalents, beginning of period	3,138	3,852
CASH AND EQUIVALENTS, END OF PERIOD	$4,339	$3,851
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$120	$201
Dividends declared and not paid	304	273
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2016 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2017 presentation.
Recently Adopted Accounting Standards
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability on the balance sheet. The Company adopted the standard on a retrospective basis in the first quarter of fiscal 2017. The adoption of this standard reduced both Deferred income taxes and other assets and Long-term debt by $17 million on the Unaudited Condensed Consolidated Balance Sheet as of May 31, 2016.
Recently Issued Accounting Standards
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for the Company beginning June 1, 2018, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. Early adoption is permitted. The Company is evaluating the impact this update will have on its existing accounting policies and the Consolidated Financial Statements. The Company anticipates the updated guidance could have a material impact on the Consolidated Financial Statements at adoption through the recognition of a cumulative-effect adjustment to retained earnings of previously deferred charges.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Currently, excess tax benefits and deficiencies are recognized in shareholders’ equity on the balance sheet. In addition, the updated guidance also changes the accounting for forfeitures and statutory tax withholding requirements, as well as the classification in the statement of cash flows. The Company will adopt the standard on June 1, 2017. The Company continues to evaluate the impact this update will have on its existing accounting policies and the Consolidated Financial Statements. Based on a preliminary assessment, the ASU is expected to result in increased volatility to the Company’s income tax expense in future periods dependent upon, among other variables, the price of its common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the standard on June 1, 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. The Company is in the preliminary stages of the assessment of the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, but expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for information about the Company’s lease obligations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects to adopt the standard on June 1, 2018. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Company has not yet selected a transition method. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers, to determine the effect the guidance will have on the Consolidated Financial Statements.

Note 2 — Inventories
Inventory balances of $5,033 million and $4,838 million at November 30, 2016 and May 31, 2016, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2016	2016
Compensation and benefits, excluding taxes	$698	$943
Collateral received from counterparties to hedging instruments	369	105
Dividends payable	304	271
Endorsement compensation	290	393
Import and logistics costs	250	198
Taxes other than income taxes	219	159
Advertising and marketing	158	119
Fair value of derivatives	88	162
Other(1)	700	687
TOTAL ACCRUED LIABILITIES	$3,076	$3,037

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2016 and May 31, 2016.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2016 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$681	$681	$—	$—
Level 1:
U.S. Treasury securities	1,256	350	906	—
Level 2:
Time deposits	820	781	39	—
U.S. Agency securities	628	335	293	—
Commercial paper and bonds	647	281	366	—
Money market funds	1,911	1,911	—	—
Total Level 2:	4,006	3,308	698	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,953	$4,339	$1,604	$10

	As of May 31, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$774	$774	$—	$—
Level 1:
U.S. Treasury securities	1,265	100	1,165	—
Level 2:
Time deposits	831	827	4	—
U.S. Agency securities	679	—	679	—
Commercial paper and bonds	733	262	471	—
Money market funds	1,175	1,175	—	—
Total Level 2:	3,418	2,264	1,154	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,467	$3,138	$2,319	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 9 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid and other current assets, which would offset against the Company’s derivative liability balance (refer to Note 9 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to U.S. GAAP.

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2016 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2016
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$844	$657	$187	$92	$86	$6
Embedded derivatives	10	4	6	9	2	7
TOTAL	$854	$661	$193	$101	$88	$13

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $92 million as of November 30, 2016. As of that date, the Company had received $369 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of November 30, 2016.

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
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of November 30, 2016, the Company held $1,369 million of available-for-sale securities with maturity dates within one year and $235 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended November 30, 2016 and 2015. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of November 30, 2016 and May 31, 2016. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the six months ended November 30, 2016 and 2015, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended November 30, 2016 and 2015 was interest income related to the Company's available-for-sale securities of $5 million and $2 million, respectively, and $9 million and $4 million for the six months ended November 30, 2016 and 2015, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2016 and the fiscal year ended May 31, 2016.
No transfers among levels within the fair value hierarchy occurred during the six months ended November 30, 2016 and the fiscal year ended May 31, 2016.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 9 — Risk Management and Derivatives for additional detail.
As of November 30, 2016 and May 31, 2016, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
For fair value information regarding Long-term debt, refer to Note 5 — Long-Term Debt.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 5 — Long-Term Debt
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

	Original Principal	Interest Rate	Interest Payments	Book Value Outstanding as of
Scheduled Maturity (Dollars and Yen in millions)				November 30, 2016	May 31, 2016
Corporate Bond Payables:(1)
May 1, 2023(2)	$500	2.25%	Semi-Annually	$497	$497
November 1, 2026(3)	$1,000	2.38%	Semi-Annually	993	—
May 1, 2043(2)	$500	3.63%	Semi-Annually	495	494
November 1, 2045(4)	$1,000	3.88%	Semi-Annually	981	981
November 1, 2046(3)	$500	3.38%	Semi-Annually	490	—
Promissory Notes:
April 1, 2017(5)	$40	6.20%	Monthly	38	38
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(6)	¥9,000	2.60%	Quarterly	16	18
August 20, 2001 through November 20, 2020(6)	¥4,000	2.00%	Quarterly	7	9
Total				3,517	2,037
Less current maturities				44	44
TOTAL LONG-TERM DEBT				$3,473	$1,993

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

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

(3)
The bonds are redeemable at the Company's option prior to August 1, 2026 and May 1, 2046, respectively, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Subsequent to August 1, 2026 and May 1, 2046, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

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

(5)
The Company assumed a total of $59 million in bonds payable as part of its agreement to purchase certain Corporate properties; this was treated as a non-cash financing transaction. The property serves as collateral for the debt. The purchase of these properties was accounted for as a business combination where the total consideration of $85 million was allocated to the land and buildings acquired; no other tangible or intangible assets or liabilities resulted from the purchase. During the year ended May 31, 2016, the notes due January 1, 2018 were legally defeased and an insignificant loss on defeasance was recognized. The remaining bonds mature in 2017 and the Company does not have the ability to re-negotiate the terms of the debt agreement.

(6)
NIKE Logistics YK assumed a total of ¥13 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the twelve month periods ending November 30, 2017 through 2021 are $44 million, $6 million, $6 million, $6 million and $0 million, respectively, at face value.
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,374 million at November 30, 2016 and $2,125 million at May 31, 2016.

Note 6 — Income Taxes
The effective tax rate was 12.7% and 18.7% for the six months ended November 30, 2016 and 2015, respectively. The decrease in the Company's effective tax rate was primarily due to a discrete benefit related to the resolution of a foreign tax credit matter with the U.S. Internal Revenue Service (IRS). The Company also benefited from a one-time adjustment to a deferred tax asset related to the nonqualified deferred compensation plan.
As of November 30, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $397 million, $174 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties increased $11 million during the six months ended November 30, 2016. As of November 30, 2016 and May 31, 2016, accrued interest and penalties related to uncertain tax positions were $220 million and $209 million, respectively (excluding federal benefit).

The Company incurs tax liabilities primarily in the United States, China and the Netherlands, as well as various state and other foreign jurisdictions. The Company is currently under audit by the IRS for fiscal years 2013 through 2016. As previously disclosed, the Company received statutory notices of deficiency for fiscal 2011 and fiscal 2012 proposing a total increase in tax of $254 million, subject to interest, related to a foreign tax credit matter. The Company contested these deficiencies by filing petitions with the U.S. Tax Court. During the three months ended August 31, 2016, the Company reached a resolution with the IRS on this matter. Decisions were subsequently filed in U.S. District Tax Court stating there is no deficiency in income tax due from the Company. The Company has now resolved all U.S. federal income tax matters through fiscal 2012.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2005 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $170 million within the next 12 months.

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
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (ESPPs). Employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation by estimating the fair value of options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Operating overhead expense over the vesting period using the straight-line method.
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
Stock options(1)	$36	$45	$75	$84
ESPPs	11	8	20	15
Restricted stock	7	9	16	17
TOTAL STOCK-BASED COMPENSATION EXPENSE	$54	$62	$111	$116

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $3 million and $8 million for the three months ended November 30, 2016 and 2015, respectively, and $8 million and $14 million for the six months ended November 30, 2016 and 2015, respectively.

As of November 30, 2016, the Company had $271 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.4 years.
The weighted average fair value per share of the options granted during the six months ended November 30, 2016 and 2015, computed as of the grant date using the Black-Scholes pricing model, was $9.38 and $12.67, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Six Months Ended November 30,
	2016	2015
Dividend yield	1.1%	1.0%
Expected volatility	17.4%	23.6%
Weighted average expected life (in years)	6.0	5.8
Risk-free interest rate	1.3%	1.7%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (ESPPs), to purchase an additional 31.4 million and 21.2 million shares of common stock outstanding for the three months ended November 30, 2016 and 2015, respectively, and 31.4 million and 21.1 million shares of common stock outstanding for the six months ended November 30, 2016 and 2015, respectively, because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2016	2015	2016	2015
Determination of shares:
Weighted average common shares outstanding	1,659.1	1,706.5	1,665.6	1,707.8
Assumed conversion of dilutive stock options and awards	34.1	44.9	35.7	45.6
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,693.2	1,751.4	1,701.3	1,753.4

Earnings per common share:
Basic	$0.51	$0.46	$1.26	$1.15
Diluted	$0.50	$0.45	$1.23	$1.12

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
The majority of derivatives outstanding as of November 30, 2016 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2016 and May 31, 2016:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	November 30, 2016	May 31, 2016	Balance Sheet Location	November 30, 2016	May 31, 2016
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$490	$447	Accrued liabilities	$26	$38
Interest rate swaps	Prepaid expenses and other current assets	—	7	Accrued liabilities	—	45
Foreign exchange forwards and options	Deferred income taxes and other assets	165	90	Deferred income taxes and other liabilities	3	12
Total derivatives formally designated as hedging instruments		655	544		29	95
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	167	40	Accrued liabilities	60	76
Embedded derivatives	Prepaid expenses and other current assets	4	2	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	22	26	Deferred income taxes and other liabilities	3	19
Embedded derivatives	Deferred income taxes and other assets	6	5	Deferred income taxes and other liabilities	7	7
Total derivatives not designated as hedging instruments		199	73		72	104
TOTAL DERIVATIVES		$854	$617		$101	$199
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2016 and 2015:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended November 30,
	2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(13)	$(39)	Revenues	$39	$(29)
Foreign exchange forwards and options	302	309	Cost of sales	69	125
Foreign exchange forwards and options	2	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	160	187	Other (income) expense, net	31	39
Interest rate swaps	37	(50)	Interest expense (income), net	—	—
Total designated cash flow hedges	$488	$407		$139	$135

(1)
For the three months ended November 30, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Six Months Ended November 30,		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Six Months Ended November 30,
	2016	2015		2016	2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$40	$(10)	Revenues	$72	$(75)
Foreign exchange forwards and options	250	205	Cost of sales	173	298
Foreign exchange forwards and options	2	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	144	122	Other (income) expense, net	74	100
Interest rate swaps	(54)	(50)	Interest expense (income), net	—	—
Total designated cash flow hedges	$382	$267		$319	$323

(1)
For the six months ended November 30, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$1	$—	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	202	63	167	34	Other (income) expense, net
Embedded derivatives	2	—	(1)	—	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 10 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three and six months ended November 30, 2016 and 2015.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $10.2 billion as of November 30, 2016.

During the three months ended November 30, 2016, the Company terminated all forward-starting interest rate swap agreements with a total notional amount of $1.5 billion in connection with the October 21, 2016 debt issuance (refer to Note 5 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company made cash payments to the related counterparties of $92 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest expense is incurred over the term of the issued debt.
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. In most cases, amounts recorded in Accumulated other comprehensive income will be released to Net income in periods following the maturity of the related derivative, rather than at maturity. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. The results of hedges of non-functional currency denominated revenues and product cost exposures, excluding embedded derivatives, are recorded in Revenues or Cost of sales when the underlying hedged transaction affects consolidated Net income. Results of hedges of selling and administrative expense are recorded together with those costs when the related expense is recorded. Amounts recorded in Accumulated other comprehensive income related to forward-starting interest rate swaps will be released through Interest expense (income), net as interest expense is incurred over the term of the issued debt. Results of hedges of anticipated purchases of U.S. Dollar-denominated available-for-sale securities are recorded in Other (income) expense, net when the securities are sold. Results of hedges of certain anticipated intercompany transactions are recorded in Other (income) expense, net when the transaction occurs. The Company classifies the cash flows at settlement from these designated cash flow hedge derivatives in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows.
Premiums paid or received on options are initially recorded as deferred charges or deferred credits, respectively. The Company assesses the effectiveness of options based on the total cash flows method and records total changes in the options’ fair value to Accumulated other comprehensive income to the degree they are effective.
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three and six months ended November 30, 2016 and 2015.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three and six months ended November 30, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transactions were no longer probable of occurring were immaterial.
As of November 30, 2016, $454 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2016, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six months ended November 30, 2016 or 2015. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of November 30, 2016, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash provided (used) by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and six months ended November 30, 2016 or 2015. The Company had no outstanding net investment hedges as of November 30, 2016.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These forwards are not designated as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $7.2 billion as of November 30, 2016.
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
At November 30, 2016, the total notional amount of embedded derivatives outstanding was approximately $248 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2016, the Company was in compliance with all credit risk-related contingent features and derivative instruments with credit risk-related contingent features in a net liability position were insignificant. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of November 30, 2016, the Company had received $369 million of cash collateral from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2016	$(204)	$223	$115	$(49)	$85
Other comprehensive gains (losses) before reclassifications(2)	(14)	464	—	5	455
Reclassifications to net income of previously deferred (gains) losses(3)	—	(141)	—	—	(141)
Other comprehensive income (loss)	(14)	323	—	5	314
Balance at November 30, 2016	$(218)	$546	$115	$(44)	$399

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $(24) million, $0 million, $0 million and $(24) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(2) million, $0 million, $0 million and $(2) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive gains (losses) before reclassifications(2)	(11)	404	—	18	411
Reclassifications to net income of previously deferred (gains) losses(3)	—	(321)	—	(9)	(330)
Other comprehensive income (loss)	(11)	83	—	9	81
Balance at November 30, 2016	$(218)	$546	$115	$(44)	$399

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $22 million, $0 million, $1 million and $23 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(2) million, $0 million, $(1) million and $(3) million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2015 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2015	$(112)	$891	$115	$(61)	$833
Other comprehensive gains (losses) before reclassifications(2)	(29)	425	—	11	407
Reclassifications to net income of previously deferred (gains) losses(3)	—	(135)	—	2	(133)
Other comprehensive income (loss)	(29)	290	—	13	274
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $18 million, $0 million, $(2) million and $16 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $0 million, $0 million, $0 million and $0 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(2)	(110)	283	—	11	184
Reclassifications to net income of previously deferred (gains) losses(3)	—	(322)	—	(1)	(323)
Other comprehensive income (loss)	(110)	(39)	—	10	(139)
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $16 million, $0 million, $(2) million and $14 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $0 million and $1 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$39	$(29)	$72	$(75)	Revenues
Foreign exchange forwards and options	69	125	173	298	Cost of sales
Foreign exchange forwards and options	—	—	—	—	Total selling and administrative expense
Foreign exchange forwards and options	31	39	74	100	Other (income) expense, net
Interest rate swaps	—	—	—	—	Interest expense (income), net
Total before tax	139	135	319	323
Tax (expense) benefit	2	—	2	(1)
Gain (loss) net of tax	141	135	321	322
Gains (losses) on other	—	(2)	8	1	Other (income) expense, net
Total before tax	—	(2)	8	1
Tax (expense) benefit	—	—	1	—
Gain (loss) net of tax	—	(2)	9	1
Total net gain (loss) reclassified for the period	$141	$133	$330	$323

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
As part of the Company's centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company's geographic operating segments and to Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company's centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
REVENUES
North America	$3,650	$3,547	$7,681	$7,346
Western Europe	1,385	1,299	3,148	2,940
Central & Eastern Europe	328	326	768	727
Greater China	1,055	938	2,075	1,824
Japan	238	205	483	384
Emerging Markets	1,047	984	1,992	1,950
Global Brand Divisions	21	18	36	44
Total NIKE Brand	7,724	7,317	16,183	15,215
Converse	416	398	990	953
Corporate	40	(29)	68	(68)
TOTAL NIKE, INC. REVENUES	$8,180	$7,686	$17,241	$16,100
EARNINGS BEFORE INTEREST AND TAXES
North America	$912	$882	$1,916	$1,924
Western Europe	236	307	628	792
Central & Eastern Europe	58	76	139	174
Greater China	375	327	746	657
Japan	48	47	98	83
Emerging Markets	237	241	408	499
Global Brand Divisions	(619)	(625)	(1,390)	(1,249)
Total NIKE Brand	1,247	1,255	2,545	2,880
Converse	78	85	231	232
Corporate	(196)	(365)	(359)	(688)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,129	975	2,417	2,424
Interest expense (income), net	15	5	22	9
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,114	$970	$2,395	$2,415

	As of November 30,	As of May 31,
(In millions)	2016	2016
ACCOUNTS RECEIVABLE, NET
North America	$1,691	$1,689
Western Europe	385	378
Central & Eastern Europe	205	194
Greater China	167	74
Japan	114	129
Emerging Markets	620	409
Global Brand Divisions	81	76
Total NIKE Brand	3,263	2,949
Converse	209	270
Corporate	6	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,478	$3,241
INVENTORIES
North America	$2,290	$2,363
Western Europe	994	929
Central & Eastern Europe	207	210
Greater China	442	375
Japan	166	146
Emerging Markets	569	478
Global Brand Divisions	45	35
Total NIKE Brand	4,713	4,536
Converse	313	306
Corporate	7	(4)
TOTAL INVENTORIES	$5,033	$4,838
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$755	$742
Western Europe	573	589
Central & Eastern Europe	44	50
Greater China	212	234
Japan	212	223
Emerging Markets	117	109
Global Brand Divisions	471	511
Total NIKE Brand	2,384	2,458
Converse	120	125
Corporate	1,062	937
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,566	$3,520

Note 12 — Commitments and Contingencies
At November 30, 2016, the Company had letters of credit outstanding totaling $137 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE, Inc. Revenues for the second quarter of fiscal 2017 increased 6% to $8.2 billion. On a currency-neutral basis, Revenues increased 8%. Net income for the second quarter of fiscal 2017 was $842 million and diluted earnings per common share was $0.50, 7% and 11% higher, respectively, than the second quarter of fiscal 2016.
Income before income taxes increased 15% compared to the second quarter of fiscal 2016 as revenue growth and a decrease in selling and administrative expense was partially offset by lower gross margin. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 6% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 8%, driven by higher revenues across nearly all geographies, all product engines and our Sportswear, Running, Jordan Brand and Men's Training categories. Revenues for Converse increased 5% on both a reported and constant currency basis primarily due to revenue growth in direct distribution markets, most notably the United States.
Our effective tax rate was 24.4% for the second quarter of fiscal 2017 compared to 19.1% for the second quarter of fiscal 2016. The change was primarily due to an increase in the mix of earnings from the United States, which are generally subject to a higher tax rate.
Diluted earnings per common share benefited from a 3% decline in the diluted weighted average common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2016	2015	% Change	2016	2015	% Change
Revenues	$8,180	$7,686	6%	$17,241	$16,100	7%
Cost of sales	4,564	4,185	9%	9,502	8,604	10%
Gross profit	3,616	3,501	3%	7,739	7,496	3%
Gross margin %	44.2%	45.6%		44.9%	46.6%
Demand creation expense	762	769	-1%	1,803	1,601	13%
Operating overhead expense	1,743	1,791	-3%	3,599	3,536	2%
Total selling and administrative expense	2,505	2,560	-2%	5,402	5,137	5%
% of Revenues	30.6%	33.3%		31.3%	31.9%
Interest expense (income), net	15	5	—	22	9	—
Other (income) expense, net	(18)	(34)	—	(80)	(65)	—
Income before income taxes	1,114	970	15%	2,395	2,415	-1%
Income tax expense	272	185	47%	304	451	-33%
Effective tax rate	24.4%	19.1%		12.7%	18.7%
NET INCOME	$842	$785	7%	$2,091	$1,964	6%
Diluted earnings per common share	$0.50	$0.45	11%	$1.23	$1.12	10%

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes(1)	2016	2015	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$4,822	$4,592	5%	7%	$10,294	$9,715	6%	8%
Apparel	2,535	2,362	7%	9%	5,084	4,703	8%	11%
Equipment	346	345	0%	2%	769	753	2%	4%
Global Brand Divisions(2)	21	18	17%	17%	36	44	-18%	-21%
Total NIKE Brand Revenues	7,724	7,317	6%	8%	16,183	15,215	6%	9%
Converse	416	398	5%	5%	990	953	4%	5%
Corporate(3)	40	(29)	—	—	68	(68)	—	—
TOTAL NIKE, INC. REVENUES	$8,180	$7,686	6%	8%	$17,241	$16,100	7%	9%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,559	$5,558	0%	2%	$11,698	$11,498	2%	4%
Sales Direct to Consumer	2,144	1,741	23%	25%	4,449	3,673	21%	23%
Global Brand Divisions(2)	21	18	17%	17%	36	44	-18%	-21%
TOTAL NIKE BRAND REVENUES	$7,724	$7,317	6%	8%	$16,183	$15,215	6%	9%

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 8% and 9% for the second quarter and first six months of fiscal 2017, respectively, driven by higher revenues for the NIKE Brand and Converse. Nearly every NIKE Brand geography delivered higher revenues for the second quarter and first six months of fiscal 2017 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving strong demand for NIKE Brand products. For both the second quarter and first six months of fiscal 2017, revenue growth was broad-based as North America, Western Europe, Greater China and Emerging Markets each contributed approximately 2 percentage points of the increase in NIKE, Inc. Revenues. Central & Eastern Europe contributed approximately 1 percentage point for the year-to-date period.
For the second quarter and first six months of fiscal 2017, constant currency NIKE Brand footwear revenues increased as strong growth in our Sportswear, Running and Jordan Brand categories more than offset declines in other categories, most notably Football (Soccer) and NIKE Basketball. For the second quarter and first six months of fiscal 2017, unit sales of footwear increased approximately 4% and 5%, respectively, with higher average selling price (ASP) per pair contributing approximately 3 percentage points of footwear revenue growth for both periods. The increase in ASP per pair for both periods was primarily driven by higher full-price ASP and the favorable impact of growth in our Direct to Consumer (DTC) business, partially offset by higher off-price mix.
The currency-neutral growth in NIKE Brand apparel revenues for the second quarter and first six months of fiscal 2017 was driven by increases in most key categories, led by Sportswear, Men's Training, Running and Football (Soccer). For the second quarter and first six months of fiscal 2017, unit sales of apparel increased approximately 5% and 7%, respectively. Higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth for both periods, primarily due to higher full-price ASP.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC operations in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as NIKE-owned digital commerce. For the second quarter and first six months of fiscal 2017, DTC revenues represented approximately 28% and 27% of our total NIKE Brand revenues, respectively, compared to 24% for both the second quarter and first six months of fiscal 2016. On a currency-neutral basis, DTC revenues grew 25% for the second quarter of fiscal 2017, driven by strong digital commerce sales growth, comparable store sales growth of 11% and the addition of new stores. For the first six months of fiscal 2017, constant currency DTC revenues grew 23% due to significant digital commerce sales growth, the addition of new stores and comparable store sales growth of 10%. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Digital commerce sales, which are not included in comparable store sales, grew 49% for both the second quarter and first six months of fiscal 2017. Digital commerce sales represented approximately 25% and 23% of our total NIKE Brand DTC revenues for the second quarter and first six months of fiscal 2017, respectively, compared to 21% and 19% for the second quarter and first six months of fiscal 2016, respectively.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from December 2016 through April 2017 totaled $12.3 billion, flat compared to the prior year period. NIKE Brand reported futures orders include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and digital commerce operations, which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period. Excluding the impact of currency changes, futures orders increased 2%, with unit orders increasing 1% and ASP per unit contributing approximately 1 percentage point of growth.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	-4%	-4%
Western Europe	-4%	2%
Central & Eastern Europe	4%	6%
Greater China	6%	12%
Japan	10%	5%
Emerging Markets	9%	10%
TOTAL NIKE BRAND FUTURES ORDERS	0%	2%

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

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Gross profit	$3,616	$3,501	3%	$7,739	$7,496	3%
Gross margin %	44.2%	45.6%	(140) bps	44.9%	46.6%	(170) bps
For the second quarter and first six months of fiscal 2017, our consolidated gross margin was 140 and 170 basis points lower than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts (increasing gross margin approximately 80 basis points for the second quarter and 70 basis points for the first six months) aligned with our strategy to deliver innovative, premium products to the consumer;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 80 basis points for the second quarter and 60 basis points for the first six months) as labor input cost inflation more than offset lower material input costs;

•	Unfavorable changes in foreign currency exchange rates, net of hedges (decreasing gross margin approximately 70 basis points for the second quarter and 50 basis points for the first six months);

•	Unfavorable impact of increased off-price sales (decreasing gross margin approximately 30 basis points for both the second quarter and first six months);

•
Lower gross margin from Converse for the second quarter (decreasing gross margin approximately 20 basis points) primarily due to the negative impact of lower licensing revenues and increased off-price sales; for the first six months, Converse gross margin was lower (decreasing gross margin approximately 20 basis points) primarily due to higher product costs, increased off-price sales and lower licensing revenues; and

•
Higher other costs (having an insignificant impact on gross margin for the second quarter and decreasing gross margin approximately 40 basis points for the first six months) primarily driven by investments in sourcing and manufacturing resources as well as warehousing and logistics costs.

Total Selling and Administrative Expense

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Demand creation expense(1)	$762	$769	-1%	$1,803	$1,601	13%
Operating overhead expense	1,743	1,791	-3%	3,599	3,536	2%
Total selling and administrative expense	$2,505	$2,560	-2%	$5,402	$5,137	5%
% of Revenues	30.6%	33.3%	(270) bps	31.3%	31.9%	(60) bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense decreased 1% for the second quarter of fiscal 2017 primarily due to lower advertising and retail brand presentation costs, partially offset by an increase in marketing support for brand events. For the first six months of fiscal 2017, Demand creation expense increased 13% driven by higher marketing, digital brand marketing and advertising costs, primarily to support key sporting events, including the Rio Olympics and European Football Championship in the first quarter. Demand creation expense also increased for the first six months of fiscal 2017 due to higher sports marketing costs. Changes in foreign currency exchange rates reduced Demand creation expense by approximately 1 percentage point for both the second quarter and first six months of fiscal 2017.
Operating overhead expense decreased 3% for the second quarter of fiscal 2017 as efficiencies in variable compensation and administrative costs more than offset continued investments in our growing DTC business and operational infrastructure. For the first six months of fiscal 2017, Operating overhead expense increased 2% due to investments in our DTC business and operational infrastructure, partially offset by efficiencies in administrative costs and variable compensation. Changes in foreign currency exchange rates reduced Operating overhead expense by approximately 1 percentage point for both the second quarter and first six months of fiscal 2017.
Other (Income) Expense, Net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2016	2015	2016	2015
Other (income) expense, net	$(18)	$(34)	$(80)	$(65)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2017, Other (income) expense, net decreased from $34 million of other income, net in the prior year, to $18 million of other income, net in the current year, primarily due to a $7 million detrimental net change in foreign currency conversion gains and losses, as well as other non-operating items.
For the first six months of fiscal 2017, Other (income) expense, net increased from $65 million of other income, net in the prior year, to $80 million of other income, net in the current year, primarily due to a $22 million net beneficial change in foreign currency conversion gains and losses.

We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $29 million and $26 million on our Income before income taxes for the second quarter and first six months of fiscal 2017, respectively.
Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2016	2015	% Change	2016	2015	% Change
Effective tax rate	24.4%	19.1%	530 bps	12.7%	18.7%	(600) bps
Our effective tax rate for the second quarter of fiscal 2017 was 24.4%, compared to 19.1% for the second quarter of fiscal 2016. The change was primarily due to an increase in the mix of earnings from the United States, which are generally subject to a higher tax rate.
Our effective tax rate for the first six months of fiscal 2017 was 12.7% compared to 18.7% for the first six months of fiscal 2016. The decrease was primarily due to a one-time benefit related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter. We also benefited from a one-time adjustment to our deferred tax asset related to our nonqualified deferred compensation plan.
We continue to expect our effective tax rate for the full fiscal year will be approximately 17.0%.

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

The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes(1)	2016	2015	% Change	% Change Excluding Currency Changes(1)
North America	$3,650	$3,547	3%	3%	$7,681	$7,346	5%	5%
Western Europe	1,385	1,299	7%	12%	3,148	2,940	7%	11%
Central & Eastern Europe	328	326	1%	1%	768	727	6%	10%
Greater China	1,055	938	12%	17%	2,075	1,824	14%	19%
Japan	238	205	16%	-2%	483	384	26%	7%
Emerging Markets	1,047	984	6%	13%	1,992	1,950	2%	12%
Global Brand Divisions(2)	21	18	17%	17%	36	44	-18%	-21%
Total NIKE Brand	7,724	7,317	6%	8%	16,183	15,215	6%	9%
Converse	416	398	5%	5%	990	953	4%	5%
Corporate(3)	40	(29)	—	—	68	(68)	—	—
TOTAL NIKE, INC. REVENUES	$8,180	$7,686	6%	8%	$17,241	$16,100	7%	9%

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
North America	$912	$882	3%	$1,916	$1,924	0%
Western Europe	236	307	-23%	628	792	-21%
Central & Eastern Europe	58	76	-24%	139	174	-20%
Greater China	375	327	15%	746	657	14%
Japan	48	47	2%	98	83	18%
Emerging Markets	237	241	-2%	408	499	-18%
Global Brand Divisions	(619)	(625)	1%	(1,390)	(1,249)	-11%
Total NIKE Brand	1,247	1,255	-1%	2,545	2,880	-12%
Converse	78	85	-8%	231	232	0%
Corporate	(196)	(365)	46%	(359)	(688)	48%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,129	975	16%	2,417	2,424	0%
Interest expense (income), net	15	5	—	22	9	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,114	$970	15%	$2,395	$2,415	-1%

North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,219	$2,162	3%	3%	$4,737	$4,528	5%	5%
Apparel	1,273	1,221	4%	4%	2,590	2,468	5%	5%
Equipment	158	164	-4%	-3%	354	350	1%	1%
TOTAL REVENUES	$3,650	$3,547	3%	3%	$7,681	$7,346	5%	5%
Revenues by:
Sales to Wholesale Customers	$2,637	$2,678	-2%	-1%	$5,461	$5,427	1%	1%
Sales Direct to Consumer	1,013	869	17%	17%	2,220	1,919	16%	16%
TOTAL REVENUES	$3,650	$3,547	3%	3%	$7,681	$7,346	5%	5%
EARNINGS BEFORE INTEREST AND TAXES	$912	$882	3%		$1,916	$1,924	0%

North America revenues for the second quarter and first six months of fiscal 2017 increased 3% and 5%, respectively, primarily driven by growth in our Sportswear and Jordan Brand categories, partially offset by declines primarily concentrated in NIKE Basketball. For the second quarter of fiscal 2017, DTC revenues increased 17%, driven by comparable store sales growth of 10%, digital commerce sales growth and the addition of new stores. For the first six months of fiscal 2017, DTC revenues grew 16%, fueled by strong digital commerce sales growth, comparable store sales growth of 7% and the addition of new stores.
Footwear revenue growth for the second quarter and first six months of fiscal 2017 was attributable to growth in our Sportswear and Jordan Brand categories, partially offset by declines in other categories, most notably NIKE Basketball. For the second quarter and first six months of fiscal 2017, unit sales of footwear increased approximately 2% and 4%, respectively, while higher ASP per pair contributed approximately 1 percentage point of footwear revenue growth for both periods. Higher ASP per pair for the second quarter and first six months of fiscal 2017 was primarily due to higher off-price ASP and the favorable impact of growth in our DTC business, partially offset by higher off-price mix.
The increase in apparel revenues for the second quarter and first six months of fiscal 2017 was fueled by growth in most key categories, led by Sportswear and Men's Training. Second quarter unit sales of apparel increased approximately 1%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth primarily due to higher full-price ASP. For the first six months of fiscal 2017, unit sales of apparel increased approximately 5%, while ASP per unit was flat as higher full-price ASP was offset by lower off-price ASP resulting from the clearance of inventories through off-price channels, including through our DTC business.
EBIT increased 3% for the second quarter of fiscal 2017 as revenue growth was partially offset by lower gross margin. Gross margin declined 30 basis points as higher full-price ASP and favorable off-price margin were more than offset by higher off-price mix as a result of clearing excess inventories through off-price channels, including through our DTC business, as well as higher product costs. Selling and administrative expense was flat as lower demand creation offset higher operating overhead. Demand creation expense decreased as higher sports marketing and DTC marketing costs were more than offset by lower advertising and other demand creation costs. Operating overhead increased as continued investments in our growing DTC operations more than offset efficiencies in administrative costs and variable compensation.
EBIT was flat for the first six months of fiscal 2017 as higher revenues were offset by gross margin contraction and higher selling and administrative expense as a percent of revenues. Gross margin declined 60 basis points as lower product costs were more than offset by higher off-price mix as a result of clearing excess inventories through off-price channels, including through our DTC business. Selling and administrative expense grew faster than revenues primarily due to higher demand creation resulting from increased sports marketing and DTC marketing costs, as well as marketing support for the Rio Olympics in the first quarter. Operating overhead expense also increased due to continued investments in our growing DTC business.

Western Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$865	$845	2%	8%	$2,012	$1,973	2%	5%
Apparel	454	391	16%	23%	985	825	19%	25%
Equipment	66	63	5%	12%	151	142	6%	11%
TOTAL REVENUES	$1,385	$1,299	7%	12%	$3,148	$2,940	7%	11%
Revenues by:
Sales to Wholesale Customers	$978	$977	0%	6%	$2,282	$2,257	1%	5%
Sales Direct to Consumer	407	322	26%	33%	866	683	27%	32%
TOTAL REVENUES	$1,385	$1,299	7%	12%	$3,148	$2,940	7%	11%
EARNINGS BEFORE INTEREST AND TAXES	$236	$307	-23%		$628	$792	-21%
On a currency-neutral basis, Western Europe revenues for the second quarter and first six months of fiscal 2017 grew 12% and 11%, respectively, due to higher revenues in every territory. Revenue growth for the second quarter was led by Western Europe's largest territory, the UK & Ireland, which grew 10%, and by AGS (Austria, Germany and Switzerland), which grew 16%. For the first six months of fiscal 2017, growth was led by the UK & Ireland, France and AGS, which grew 9%, 14% and 10%, respectively. On a category basis, revenues for the second quarter and first six months of fiscal 2017 increased in nearly every key category led by Sportswear, Running and the Jordan Brand, with Football (Soccer) also contributing to year-to-date growth. DTC revenues increased 33% for the second quarter of fiscal 2017 driven by digital commerce sales growth, comparable store sales growth of 18% and the addition of new stores. For the first six months of fiscal 2017, DTC revenues increased 32% fueled by comparable store sales growth of 17%, digital commerce sales growth and the addition of new stores.
Currency-neutral footwear revenue growth for the second quarter and first six months of fiscal 2017 was led by Sportswear, the Jordan Brand and Running, partially offset by declines concentrated in Football (Soccer). For the second quarter and first six months of fiscal 2017, unit sales of footwear increased approximately 3% and 1%, respectively, while higher ASP per pair contributed approximately 5 and 4 percentage points of footwear revenue growth for the respective periods. Higher ASP per pair for both periods was primarily driven by the favorable impact of growth in our DTC business and higher full-price ASP, partially offset by higher off-price mix.
The increase in constant currency apparel revenues for the second quarter and first six months of fiscal 2017 was due to growth in nearly every category, most notably Sportswear and Football (Soccer). Second quarter unit sales of apparel increased approximately 22% while higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, primarily driven by the favorable impact of growth in our DTC business. For the first six months of fiscal 2017, unit sales of apparel increased approximately 16% and higher ASP per unit contributed approximately 9 percentage points of apparel revenue growth. The increase in ASP per unit for the first six months of fiscal 2017 was primarily attributable to higher full-price ASP, and to a lesser extent, the favorable impact of growth in our DTC business.
On a reported basis, EBIT decreased 23% for the second quarter of fiscal 2017 as revenue growth and lower selling and administrative expense were more than offset by significantly lower gross margin. Gross margin declined 730 basis points primarily driven by the effects of unfavorable standard foreign currency exchange rates. Selling and administrative expense declined despite higher demand creation costs, primarily for sports marketing. Operating overhead decreased as efficiencies in administrative costs and variable compensation were only partially offset by increased investments in our growing DTC business.
Reported EBIT for the first six months of fiscal 2017 declined 21% as higher reported revenues and selling and administrative expense leverage were more than offset by significant gross margin contraction. Gross margin declined 670 basis points primarily driven by the effects of unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues, despite an increase in demand creation expense driven by higher sports marketing costs, as well as higher advertising and marketing expense in support of the Rio Olympics and European Football Championship in the first quarter. Operating overhead also increased due to continued investments in our growing DTC business, partially offset by administrative cost and variable compensation efficiencies.

Central & Eastern Europe

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$192	$183	5%	6%	$462	$421	10%	13%
Apparel	120	126	-5%	-4%	258	259	0%	4%
Equipment	16	17	-6%	-6%	48	47	2%	6%
TOTAL REVENUES	$328	$326	1%	1%	$768	$727	6%	10%
Revenues by:
Sales to Wholesale Customers	$266	$277	-4%	-3%	$644	$627	3%	7%
Sales Direct to Consumer	62	49	27%	26%	124	100	24%	28%
TOTAL REVENUES	$328	$326	1%	1%	$768	$727	6%	10%
EARNINGS BEFORE INTEREST AND TAXES	$58	$76	-24%		$139	$174	-20%
On a currency-neutral basis, Central & Eastern Europe revenues increased 1% and 10% for the second quarter and first six months of fiscal 2017, respectively, with strong growth in nearly every territory, partially offset by lower revenues for our distributors business. Territory revenue growth was led by Central & Eastern Europe's two largest territories, Russia and Turkey, which grew 11% and 9%, respectively, for the second quarter of fiscal 2017, and 25% and 14%, respectively, for the first six months of fiscal 2017. For the second quarter and first six months of fiscal 2017, revenues for our distributors business decreased 15% and 10%, respectively. On a category basis, revenue growth for the second quarter and first six months of fiscal 2017 was fueled by growth in Sportswear, which more than offset declines in most other categories. For the second quarter and first six months of fiscal 2017, DTC revenues increased 26% and 28%, respectively, fueled by comparable store sales growth of 14% and 17%, respectively, and the addition of new stores.
Constant currency footwear revenue growth for the second quarter and first six months of fiscal 2017 was primarily attributable to growth in Sportswear, partially offset by declines concentrated in Football (Soccer). Unit sales of footwear for the second quarter and first six months of fiscal 2017 increased approximately 5% and 11%, respectively, while higher ASP per pair contributed approximately 1 and 2 percentage points, respectively, of footwear revenue growth. The increase in ASP per pair for the second quarter of fiscal 2017 was driven by lower off-price mix and higher off-price ASP. For the first six months of fiscal 2017, higher ASP per pair was driven by higher full-price and off-price ASP.
The constant currency decrease in apparel revenues for the second quarter of fiscal 2017 was due to declines in several key categories, most notably Running, partially offset by growth in Men's Training. For the first six months of fiscal 2017, revenue growth was driven by increases in our Sportswear and Men's Training categories, while most other categories declined. Unit sales of apparel for the second quarter of fiscal 2017 decreased approximately 6%, but increased 2% for the first six months, while increases in ASP per unit contributed approximately 2 percentage points of apparel revenue growth for both periods. Higher ASP per unit for the second quarter of fiscal 2017 was driven by lower off-price mix, the favorable impact of growth in our DTC business and higher full-price ASP. For the first six months of fiscal 2017, higher ASP per unit was primarily due to the favorable impact of growth in our DTC business and lower off-price mix, partially offset by lower full-price ASP.
Reported EBIT for the second quarter of fiscal 2017 decreased 24% as modest revenue growth and significantly lower selling and administrative expense were more than offset by gross margin contraction. Gross margin declined 620 basis points driven by significant unfavorable standard foreign currency exchange rates, partially offset by lower product costs and higher full-price ASP. For the second quarter of fiscal 2017, selling and administrative expense decreased due to lower operating overhead expense resulting from efficiencies in administrative costs and variable compensation, partially offset by ongoing investments in our growing DTC business. Demand creation expense also decreased as higher advertising expense was more than offset by lower retail brand presentation costs.
On a reported basis, EBIT for the first six months of fiscal 2017 decreased 20%, in part reflecting the negative impact of weakening foreign currency exchange rates. Reported revenue growth and lower selling and administrative expense were more than offset by a decrease in gross margin. Gross margin declined 770 basis points due to significant unfavorable standard foreign currency exchange rates, which were only partially offset by higher full-price ASP. Selling and administrative expense decreased as lower operating overhead costs were only partially offset by higher demand creation expense. Operating overhead expense decreased due to efficiencies in administrative costs and variable compensation, partially offset by continued investments in DTC. Demand creation expense increased primarily due to higher advertising and sports marketing costs, partially offset by lower retail brand presentation costs.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$669	$600	12%	16%	$1,379	$1,199	15%	21%
Apparel	355	306	16%	21%	624	552	13%	18%
Equipment	31	32	-3%	3%	72	73	-1%	3%
TOTAL REVENUES	$1,055	$938	12%	17%	$2,075	$1,824	14%	19%
Revenues by:
Sales to Wholesale Customers	$673	$657	2%	6%	$1,368	$1,291	6%	11%
Sales Direct to Consumer	382	281	36%	42%	707	533	33%	40%
TOTAL REVENUES	$1,055	$938	12%	17%	$2,075	$1,824	14%	19%
EARNINGS BEFORE INTEREST AND TAXES	$375	$327	15%		$746	$657	14%
On a currency-neutral basis, Greater China revenues grew 17% and 19% for the second quarter and first six months of fiscal 2017, respectively, driven by strong demand for NIKE Brand products. Most key categories grew, led by Running, Sportswear, the Jordan Brand and NIKE Basketball, with Sportswear having a greater impact than Running for the second quarter. DTC revenues increased 42% and 40% for the second quarter and first six months of fiscal 2017, respectively, fueled by significant digital commerce sales growth, the addition of new stores and increases in comparable store sales of 6% and 9%, respectively.
The constant currency growth in footwear revenues for the second quarter and first six months of fiscal 2017 was attributable to increases in nearly all key categories, most notably Running, Sportswear and the Jordan Brand. Unit sales of footwear for the second quarter and first six months of fiscal 2017 increased approximately 19% and 22%, respectively, while lower ASP per pair reduced footwear revenue growth by approximately 3 and 1 percentage points, respectively. The decrease in ASP for both periods was attributable to higher off-price mix and lower DTC ASP, which more than offset higher full-price ASP.
Constant currency apparel revenue growth for the second quarter and first six months of fiscal 2017 was due to higher revenues in most key categories, led by Sportswear, Running, the Jordan Brand and NIKE Basketball. Second quarter unit sales of apparel increased approximately 21%, while ASP per unit was flat as higher full-price ASP was offset by higher off-price mix. For the first six months of fiscal 2017, unit sales of apparel increased approximately 18%, while ASP per unit was unchanged as higher full-price ASP was offset by higher off-price mix and lower ASP in our DTC business.
On a reported basis, EBIT for the second quarter of fiscal 2017 increased 15% despite the negative impact of changes in foreign currency exchange rates. EBIT growth was driven by reported revenue growth and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 190 basis points primarily driven by unfavorable standard foreign currency exchange rates, higher off-price mix and lower DTC margin. Selling and administrative expense increased as higher operating overhead, primarily to support our growing DTC business, more than offset lower demand creation. The decrease in demand creation expense was attributable to lower expenses for advertising, which more than offset higher marketing support for brand events.
Reported EBIT increased 14% for the first six months of fiscal 2017, driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 200 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates, higher off-price mix, higher product costs and lower DTC margin. Selling and administrative expense decreased as a percent of revenues despite higher operating overhead to support DTC growth. Demand creation expense also increased as higher marketing and digital brand marketing costs, in part to support the Rio Olympics in the first quarter, more than offset lower retail brand presentation expenses.

Japan

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$151	$128	18%	0%	$317	$250	27%	8%
Apparel	70	63	11%	-6%	130	106	23%	5%
Equipment	17	14	21%	9%	36	28	29%	11%
TOTAL REVENUES	$238	$205	16%	-2%	$483	$384	26%	7%
Revenues by:
Sales to Wholesale Customers	$160	$144	11%	-6%	$321	$258	24%	6%
Sales Direct to Consumer	78	61	28%	7%	162	126	29%	10%
TOTAL REVENUES	$238	$205	16%	-2%	$483	$384	26%	7%
EARNINGS BEFORE INTEREST AND TAXES	$48	$47	2%		$98	$83	18%
On a constant currency basis, revenues for Japan decreased 2% for the second quarter of fiscal 2017 as declines concentrated in Football (Soccer) were only partially offset by growth in other categories, primarily Running. Revenues for the first six months of fiscal 2017 increased 7%, primarily driven by growth in several key categories, most notably Sportswear and Running. DTC revenues grew 7% and 10% for the second quarter and first six months of fiscal 2017, respectively, due to increases in digital commerce sales and comparable store sales growth of 7% and 6%, respectively, with comparable store sales growth having a greater impact than digital commerce sales for the second quarter.
Reported EBIT for the second quarter increased 2% driven by higher reported revenues, in part reflecting the impact of the stronger Yen, and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 500 basis points as lower product costs were more than offset by the significant impact of unfavorable standard foreign currency exchange rates, as well as lower full-price ASP and unfavorable off-price margin. Reported selling and administrative expense was leveraged despite higher operating overhead and demand creation expenses. Operating overhead increased as efficiencies in variable compensation and operational infrastructure were more than offset by the impact of changes in foreign currency exchange rates. Demand creation expense also increased as reduced marketing support for brand events was more than offset by higher retail brand presentation costs and the impact of changes in foreign currency exchange rates.
For the first six months of fiscal 2017, reported EBIT increased 18% compared to the prior year period, also reflecting the impact of the stronger Yen. Gross margin declined 370 basis points as lower product costs were more than offset by the impact of unfavorable standard foreign currency exchange rates, unfavorable off-price margin, lower DTC margin and lower full-price ASP. Selling and administrative expense increased on a reported basis, but was lower as a percent of revenues. Operating overhead increased as efficiencies in variable compensation and operational infrastructure were more than offset by the impact of changes in foreign currency exchange rates. Demand creation expense also increased as reduced marketing support for brand events was more than offset by higher digital demand creation and retail brand presentation costs, as well as the impact of changes in foreign currency exchange rates.
Emerging Markets

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$726	$674	8%	15%	$1,387	$1,344	3%	14%
Apparel	263	255	3%	9%	497	493	1%	11%
Equipment	58	55	5%	10%	108	113	-4%	4%
TOTAL REVENUES	$1,047	$984	6%	13%	$1,992	$1,950	2%	12%
Revenues by:
Sales to Wholesale Customers	$845	$825	2%	10%	$1,622	$1,638	-1%	9%
Sales Direct to Consumer	202	159	27%	30%	370	312	19%	28%
TOTAL REVENUES	$1,047	$984	6%	13%	$1,992	$1,950	2%	12%
EARNINGS BEFORE INTEREST AND TAXES	$237	$241	-2%		$408	$499	-18%
On a currency-neutral basis, Emerging Markets revenues for the second quarter and first six months of fiscal 2017 increased 13% and 12%, respectively, driven by higher revenues in most territories. Revenues for three of Emerging Market's largest territories, SOCO (which includes Argentina, Uruguay and Chile), Korea and Mexico, grew 44%,14% and 14%, respectively, for the second quarter of fiscal 2017 and 45%, 10% and 12%, respectively, for the first six months of fiscal 2017. On a category basis, revenues for the second quarter and first six months of fiscal 2017 increased in most key categories, led by Sportswear and Running. DTC revenues increased 30% and 28% for the second quarter and first six months of fiscal 2017, respectively, fueled by the addition of new stores, comparable store sales growth of 13% and 10%, respectively, and higher digital commerce sales.

Constant currency footwear revenue growth for the second quarter and first six months of fiscal 2017 was primarily driven by higher revenues in our Sportswear and Running categories. Unit sales of footwear decreased approximately 1% for both the second quarter and first six months of fiscal 2017, while higher ASP per pair contributed approximately 16 and 15 percentage points of footwear revenue growth for the respective periods. Higher ASP per pair for both the second quarter and first six months of fiscal 2017 was attributable to higher full-price ASP, in part reflecting inflationary conditions in certain territories.
The constant currency apparel revenue growth for the second quarter and first six months of fiscal 2017 was fueled by increases in most key categories, led by Sportswear and Running. For the second quarter and first six months of fiscal 2017, unit sales of apparel decreased approximately 5% and 3%, respectively, while higher ASP per unit contributed approximately 14 percentage points of apparel revenue growth for both periods. The increases in ASP per unit for both the second quarter and first six months of fiscal 2017 were primarily driven by higher full-price ASP, in part reflecting inflationary conditions in certain territories.
On a reported basis, EBIT decreased 2% for the second quarter of fiscal 2017, reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso and Mexican Peso. Reported revenue growth was more than offset by lower gross margin. Gross margin decreased 320 basis points as unfavorable standard foreign currency exchange rates and higher product costs were only partially offset by higher full-price ASP. Selling and administrative expense was flat as lower demand creation expense offset higher operating overhead expense. The decrease in demand creation expense was attributable to lower advertising expense, partially offset by increased sports marketing costs, while operating overhead increased as a result of continued investments in our growing DTC business.
For the first six months of fiscal 2017, reported EBIT decreased 18%, in part reflecting the negative impact of translation. Reported revenue growth was more than offset by gross margin contraction and higher selling and administrative expense as a percent of sales. Gross margin declined 330 basis points as unfavorable standard foreign currency exchange rates and higher product costs were only partially offset by higher full-price ASP. Selling and administrative expense increased as a percent of revenues due to higher demand creation expense resulting from increased marketing and digital brand marketing support for the Rio Olympics in the first quarter, as well as higher sports marketing costs. Operating overhead also increased, reflecting increased investments in our growing DTC business.
Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues	$21	$18	17%	17%	$36	$44	-18%	-21%
(Loss) Before Interest and Taxes	$(619)	$(625)	-1%		$(1,390)	$(1,249)	11%
Global Brand Divisions primarily represent demand creation, operating overhead, and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions' loss before interest and taxes decreased 1% for the second quarter of fiscal 2017 as higher demand creation expense was more than offset by lower operating overhead expense. Demand creation expense grew due to increased marketing support for brand events, as well as higher advertising expense. These increases more than offset lower sports marketing expense. Operating overhead expense decreased as variable compensation and administrative cost efficiencies more than offset continued investments in operational infrastructure.
Global Brand Divisions' loss before interest and taxes increased 11% for the first six months of fiscal 2017 primarily due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was due to higher advertising and marketing support as well as digital brand marketing expenses, largely in support of the Rio Olympics and the European Football Championship in the first quarter. Operating overhead expense decreased as continued investments in operational infrastructure were more than offset by efficiencies in variable compensation and administrative costs.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	% Change Excluding Currency Changes	2016	2015	% Change	% Change Excluding Currency Changes
Revenues	$416	$398	5%	5%	$990	$953	4%	5%
Earnings Before Interest and Taxes	$78	$85	-8%		$231	$232	0%
In territories we define as “direct distribution markets,” Converse designs, markets and sells products directly to distributors and wholesale customers, and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.

On a currency-neutral basis, revenues for Converse increased 5% for both the second quarter and first six months of fiscal 2017. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 8% for the second quarter of fiscal 2017, contributing approximately 7 percentage points of total Converse revenue growth. For the first six months of fiscal 2017, comparable direct distribution markets grew 5%, contributing approximately 5 percentage points of total Converse revenue growth. Comparable direct distribution market unit sales increased approximately 7% and 3% for the second quarter and first six months of fiscal 2017, respectively, while higher ASP per unit contributed approximately 1 and 2 percentage points, respectively, of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution markets revenues for the second quarter was primarily attributable to growth in the United States, while the increase for the first six months of fiscal 2017 was primarily due to growth in the United States, partially offset by lower revenues in Europe. Conversion of markets from licensed to direct distribution had no impact for the second quarter and increased total Converse revenues by approximately 1 percentage point for the first six months of fiscal 2017. Revenues from comparable licensed markets decreased 20% and 12% for the second quarter and first six months of fiscal 2017, respectively, reducing total Converse revenue growth by approximately 2 and 1 percentage points for the respective periods. The decrease in comparable licensed markets revenues is due primarily to lower revenues in Brazil and Italy.
Reported EBIT for Converse decreased 8% for the second quarter as higher revenues and lower selling and administrative expense were more than offset by lower gross margin. For the second quarter of fiscal 2017, gross margin decreased 470 basis points primarily due to unfavorable standard foreign currency exchange rates, the impact of lower licensing revenues and unfavorable off-price sales, which more than offset lower product costs. Selling and administrative expense was lower for the second quarter of fiscal 2017 due to lower demand creation expense driven by lower retail brand presentation and advertising costs. The decrease in demand creation was partially offset by an increase in operating overhead, as lower variable compensation was more than offset by investments in operational infrastructure and higher administrative costs.
EBIT was flat for the first six months of fiscal 2017 as revenue growth and lower selling and administrative expense were offset by gross margin contraction. Gross margin decreased 410 basis points for the first six months of fiscal 2017 as unfavorable standard foreign currency exchange rates, higher product costs, unfavorable off-price sales and the impact of lower licensing revenues more than offset higher full-price ASP. Selling and administrative expense decreased due to lower demand creation expense, primarily as a result of lower retail brand presentation costs and a decrease in marketing support for brand events. Operating overhead also declined as investments in operational infrastructure were more than offset by efficiencies in administrative costs and variable compensation.
Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2016	2015	% Change	2016	2015	% Change
Revenues	$40	$(29)	—	$68	$(68)	—
(Loss) Before Interest and Taxes	$(196)	$(365)	-46%	$(359)	$(688)	-48%
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
Corporate's loss before interest and taxes decreased $169 million and $329 million for the second quarter and first six months of fiscal 2017, respectively. The decreases were due to the following:

•
a beneficial change of $125 million and $263 million for the second quarter and first six months of fiscal 2017, respectively, from net foreign currency losses to net foreign currency gains related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•
an increase in net foreign currency gains of $4 million and $27 million for the second quarter and first six months of fiscal 2017, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and

•
a beneficial change of $40 million and $39 million for the second quarter and first six months of fiscal 2017, respectively, primarily driven by the impact of lower variable compensation on operating overhead expense.

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

Managing Transactional Exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with U.S. GAAP, except for hedges of the embedded derivative components of the product cost exposures and other contractual agreements as discussed above.
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
Refer to Note 4 — Fair Value Measurements and Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional description of how the above financial instruments are valued and recorded, as well as the fair value of outstanding derivatives at each reported period end.
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $95 million and $586 million for the three months ended November 30, 2016 and 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $22 million and $130 million for the three months ended November 30, 2016 and 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $280 million and $1,287 million for the six months ended November 30, 2016 and 2015, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $48 million and $303 million for the six months ended November 30, 2016 and 2015, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $29 million and $26 million on our Income before income taxes for the three and six months ended November 30, 2016, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with U.S. GAAP. There were no outstanding net investment hedges as of November 30, 2016 and 2015. There were no cash flows from net investment hedge settlements for the three and six months ended November 30, 2016 and 2015.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $1,684 million for the first six months of fiscal 2017 compared to $1,036 million for the first six months of fiscal 2016. Our primary source of operating cash flows for the first six months of fiscal 2017 was Net income of $2,091 million compared to $1,964 million for the first six months of fiscal 2016. Operating cash flows also increased due to changes in working capital, which resulted in a cash outflow of $772 million for the first six months of fiscal 2017 compared to an outflow of $1,401 million for the first six months of fiscal 2016. The change in working capital was primarily due to the amount of posted cash collateral with derivative counterparties as a result of hedging activities. For the first six months of fiscal 2017, cash collateral received from counterparties increased $264 million as compared to a decrease of $243 million during the first six months of fiscal 2016. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

Cash provided (used) by investing activities was a source of cash of $236 million for the first six months of fiscal 2017 compared to a use of cash of $697 million for the first six months of fiscal 2016. The primary driver of the increase in Cash provided (used) by investing activities was the net change in short-term investments (including sales, maturities and purchases) from net purchases to net sales/maturities. For the first six months of fiscal 2017, there were $789 million of net sales/maturities compared to $91 million of net purchases for the first six months of fiscal 2016.
Cash used by financing activities was $680 million for the first six months of fiscal 2017 compared to $282 million for the first six months of fiscal 2016, as increased proceeds from the issuance of debt were more than offset by higher share repurchases and dividends paid. Cash used by financing activities also increased due to lower excess tax benefits from share-based payment arrangements and decreases in proceeds from the exercise of stock options and other stock issuances during the first six months of fiscal 2017 compared to the first six months of fiscal 2016.
During the first six months of fiscal 2017, we purchased 35.9 million shares of NIKE's Class B Common Stock for $1,954 million (an average price of $54.39 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of November 30, 2016, we had repurchased 56.0 million shares at a cost of approximately $3,143 million (an average price of $56.12 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on July 21, 2019. On October 21, 2016, we issued $1.5 billion of senior notes with tranches maturing in 2026 and 2046. The 2026 senior notes were issued in an initial aggregate principal amount of $1.0 billion at a 2.375% fixed, annual interest rate and will mature on November 1, 2026. The 2046 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.375% fixed, annual interest rate and will mature on November 1, 2046. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $1,493 million. Refer to Note 5 — Long-Term Debt in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail on Long-term debt.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the six month period ended November 30, 2016, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2016, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended November 30, 2016, the maximum amount of commercial paper borrowings outstanding at any point was $919 million. As of November 30, 2016, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2017 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of November 30, 2016, we had cash, cash equivalents and short-term investments totaling $5.9 billion, of which $5.3 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2016, the average duration of our cash equivalents and short-term investments portfolio was 67 days.
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
Contractual Obligations
As a result of our October 2016 debt issuance, cash payments due on long-term debt have increased from what was reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Long-term debt obligations as of November 30, 2016 are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt(1)	$96	$115	$115	$115	$112	$5,422	$5,975

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of November 30, 2016 (if variable), timing of scheduled payments and the term of the debt obligations.

Other than the changes reported above, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
Off-Balance Sheet Arrangements
As of November 30, 2016, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Other than the items noted below, as well as the termination of our forward-starting interest rate swaps, there have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
We use the Value-at-Risk (“VaR”) model to monitor the foreign exchange risk of our foreign currency forward and foreign currency option derivative instruments. The VaR model determines the maximum potential one-day loss in the fair value of these foreign exchange rate-sensitive financial instruments assuming normal market conditions and a 95% confidence level. Since May 31, 2016, decreases in the total notional amount and increases in foreign currency volatilities have resulted in a decreased estimated maximum one-day loss in fair value of $75 million as of November 30, 2016, as compared to $109 million as of May 31, 2016. This hypothetical loss in fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the net fair values of foreign currency forward and foreign currency option derivatives instruments was $178 million for the six months ended November 30, 2016, compared with $209 million for the fiscal year ended May 31, 2016. The VaR model is a risk analysis tool and does not purport to represent actual losses in fair value that we will incur nor does it consider the potential effect of favorable changes in market rates. Actual future gains and losses will differ from and could exceed those estimates because of changes or differences in market rates and interrelationships, hedging instruments and hedge percentages, timing and other factors.
Changes regarding interest rate risk from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 are as follows:

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$38	$—	$—	$—	$—	$3,500	$3,538	$3,350
Weighted-average interest rate	6.2%	0.0%	0.0%	0.0%	0.0%	3.1%	3.1%

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2016.
We have continued several transformation initiatives to centralize and simplify our business processes and systems. These are long-term initiatives, which we believe will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout the transformation.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of November 30, 2016, the Company had repurchased 56.0 million shares at an average price of $56.12 per share for a total approximate cost of $3.1 billion under this program. We intend to use excess cash, future cash from operations, and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended November 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2016	5,980,539	$56.00	5,980,539	$9,422
October 1 — October 31, 2016	5,896,847	$52.18	5,896,847	$9,114
November 1 — November 30, 2016	5,079,527	$50.59	5,079,527	$8,857
	16,956,913	$53.05	16,956,913
ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 21, 2016).

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
DATED: January 5, 2017

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
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 21, 2016).

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