Form 10-Q
period 2017-02-28
NIKE INC
filed 2017-04-04
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2017
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-10635

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

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of March 31, 2017 were:

Class A	329,245,752
Class B	1,321,520,800
1,650,766,552

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and equivalents	$4,021	$3,138
Short-term investments	2,139	2,319
Accounts receivable, net	3,752	3,241
Inventories	4,932	4,838
Prepaid expenses and other current assets	1,361	1,489
Total current assets	16,205	15,025
Property, plant and equipment, net	3,793	3,520
Identifiable intangible assets, net	283	281
Goodwill	139	131
Deferred income taxes and other assets	2,732	2,422
TOTAL ASSETS	$23,152	$21,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$44
Notes payable	23	1
Accounts payable	1,938	2,191
Accrued liabilities	3,228	3,037
Income taxes payable	76	85
Total current liabilities	5,271	5,358
Long-term debt	3,472	1,993
Deferred income taxes and other liabilities	1,687	1,770
Commitments and contingencies
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 353 shares outstanding	—	—
Class B — 1,323 and 1,329 shares outstanding	3	3
Capital in excess of stated value	8,395	7,786
Accumulated other comprehensive income	229	318
Retained earnings	4,095	4,151
Total shareholders’ equity	12,722	12,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,152	$21,379
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Revenues	$8,432	$8,032	$25,673	$24,132
Cost of sales	4,682	4,343	14,184	12,947
Gross profit	3,750	3,689	11,489	11,185
Demand creation expense	749	804	2,552	2,405
Operating overhead expense	1,747	1,762	5,346	5,298
Total selling and administrative expense	2,496	2,566	7,898	7,703
Interest expense (income), net	19	5	41	14
Other (income) expense, net	(88)	(17)	(168)	(82)
Income before income taxes	1,323	1,135	3,718	3,550
Income tax expense	182	185	486	636
NET INCOME	$1,141	$950	$3,232	$2,914

Earnings per common share:
Basic	$0.69	$0.56	$1.95	$1.71
Diluted	$0.68	$0.55	$1.91	$1.67

Dividends declared per common share	$0.18	$0.16	$0.52	$0.46
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Net income	$1,141	$950	$3,232	$2,914
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	12	(111)	1	(221)
Change in net gains (losses) on cash flow hedges	(175)	(350)	(92)	(389)
Change in net gains (losses) on other	(7)	(1)	2	9
Total other comprehensive income (loss), net of tax	(170)	(462)	(89)	(601)
TOTAL COMPREHENSIVE INCOME	$971	$488	$3,143	$2,313
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016
Cash provided by operations:
Net income	$3,232	$2,914
Income charges (credits) not affecting cash:
Depreciation	521	481
Deferred income taxes	(199)	(6)
Stock-based compensation	162	176
Amortization and other	7	18
Net foreign currency adjustments	(90)	192
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(546)	(124)
(Increase) in inventories	(157)	(359)
(Increase) in prepaid expenses and other current assets	(152)	(149)
(Decrease) in accounts payable, accrued liabilities and income taxes payable	(27)	(1,231)
Cash provided by operations	2,751	1,912
Cash used by investing activities:
Purchases of short-term investments	(4,029)	(3,759)
Maturities of short-term investments	2,433	2,021
Sales of short-term investments	1,905	1,939
Investments in reverse repurchase agreements	—	150
Additions to property, plant and equipment	(776)	(901)
Disposals of property, plant and equipment	13	9
Other investing activities	(34)	(3)
Cash used by investing activities	(488)	(544)
Cash used by financing activities:
Net proceeds from long-term debt issuance	1,482	981
Long-term debt payments, including current portion	(43)	(104)
Increase (decrease) in notes payable	24	(68)
Payments on capital lease obligations	(14)	(5)
Proceeds from exercise of stock options and other stock issuances	339	370
Excess tax benefits from share-based payment arrangements	125	231
Repurchase of common stock	(2,429)	(2,698)
Dividends — common and preferred	(834)	(752)
Cash used by financing activities	(1,350)	(2,045)
Effect of exchange rate changes on cash and equivalents	(30)	(131)
Net increase (decrease) in cash and equivalents	883	(808)
Cash and equivalents, beginning of period	3,138	3,852
CASH AND EQUIVALENTS, END OF PERIOD	$4,021	$3,044
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$248	$100
Dividends declared and not paid	303	270
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2017 are not necessarily indicative of results to be expected for the entire year.
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
Recently Issued Accounting Standards
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The ASU is effective for the Company beginning June 1, 2018, using a modified retrospective approach, with the cumulative effect recognized through retained earnings at the date of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which interim or annual financial statements have not been issued. The Company is evaluating the impact this update will have on its existing accounting policies and the Consolidated Financial Statements. The Company anticipates the updated guidance could have a material impact on the Consolidated Financial Statements at adoption through the recognition of a cumulative-effect adjustment to retained earnings of previously deferred charges.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Currently, excess tax benefits and deficiencies are recognized in shareholders’ equity on the balance sheet. This change is required to be applied prospectively. In addition, the updated guidance also changes the accounting for statutory tax withholding requirements, classification in the statement of cash flows and provides an option to continue to estimate forfeitures or account for forfeitures as they occur. The Company will adopt the standard on June 1, 2017 and will elect to continue to estimate forfeitures. The Company continues to evaluate the impact this update will have on its existing accounting policies and the Consolidated Financial Statements. The ASU is expected to result in increased volatility to the Company’s income tax expense in future periods dependent upon, among other variables, the price of its common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the standard on June 1, 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. The Company is in the preliminary stages of the assessment of the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, but expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2016 for information about the Company’s lease obligations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on June 1, 2018 using a modified retrospective approach with the cumulative effective of initially applying the new standard recognized in retained earnings at the date of initial application. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers, to determine the effect the guidance will have on the Consolidated Financial Statements.

Note 2 — Inventories
Inventory balances of $4,932 million and $4,838 million at February 28, 2017 and May 31, 2016, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 28,	As of May 31,
(In millions)	2017	2016
Compensation and benefits, excluding taxes	$831	$943
Endorsement compensation	338	393
Dividends payable	303	271
Collateral received from counterparties to hedging instruments	293	105
Import and logistics costs	257	198
Taxes other than income taxes	189	159
Advertising and marketing	137	119
Fair value of derivatives	118	162
Other(1)	762	687
TOTAL ACCRUED LIABILITIES	$3,228	$3,037

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 28, 2017 and May 31, 2016.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2017 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$610	$610	$—	$—
Level 1:
U.S. Treasury securities	1,195	150	1,045	—
Level 2:
Time deposits	839	812	27	—
U.S. Agency securities	633	260	373	—
Commercial paper and bonds	854	160	694	—
Money market funds	2,029	2,029	—	—
Total Level 2:	4,355	3,261	1,094	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,170	$4,021	$2,139	$10

	As of May 31, 2016
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$774	$774	$—	$—
Level 1:
U.S. Treasury securities	1,265	100	1,165	—
Level 2:
Time deposits	831	827	4	—
U.S. Agency securities	679	—	679	—
Commercial paper and bonds	733	262	471	—
Money market funds	1,175	1,175	—	—
Total Level 2:	3,418	2,264	1,154	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,467	$3,138	$2,319	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 9 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company’s derivative liability balance (refer to Note 9 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit-related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to U.S. GAAP.

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of February 28, 2017 and May 31, 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$607	$493	$114	$116	$114	$2
Embedded derivatives	9	1	8	10	4	6
TOTAL	$616	$494	$122	$126	$118	$8

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $114 million as of February 28, 2017. As of that date, the Company had received $293 million of cash collateral from various counterparties related to these foreign exchange derivative instruments. No amount of collateral was posted on the Company's derivative liability balance as of February 28, 2017.

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
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of February 28, 2017, the Company held $1,915 million of available-for-sale securities with maturity dates within one year and $224 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended February 28, 2017 and February 29, 2016. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of February 28, 2017 and May 31, 2016. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the nine months ended February 28, 2017 and February 29, 2016, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended February 28, 2017 and February 29, 2016 was interest income related to the Company's available-for-sale securities of $8 million and $4 million, respectively, and $17 million and $8 million for the nine months ended February 28, 2017 and February 29, 2016, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 28, 2017 and the fiscal year ended May 31, 2016.
No transfers among levels within the fair value hierarchy occurred during the nine months ended February 28, 2017 and the fiscal year ended May 31, 2016.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 9 — Risk Management and Derivatives for additional detail.
As of February 28, 2017 and May 31, 2016, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
For fair value information regarding Long-term debt, refer to Note 5 — Long-Term Debt.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 5 — Long-Term Debt
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

	Original Principal	Interest Rate	Interest Payments	Book Value Outstanding as of
Scheduled Maturity (Dollars and Yen in millions)				February 28, 2017	May 31, 2016
Corporate Bond Payables:(1)
May 1, 2023(2)	$500	2.25%	Semi-Annually	$497	$497
November 1, 2026(3)	$1,000	2.38%	Semi-Annually	993	—
May 1, 2043(2)	$500	3.63%	Semi-Annually	495	494
November 1, 2045(4)	$1,000	3.88%	Semi-Annually	981	981
November 1, 2046(3)	$500	3.38%	Semi-Annually	490	—
Promissory Notes:
April 1, 2017(5)	$40	6.20%	Monthly	—	38
Japanese Yen Notes:
August 20, 2001 through November 20, 2020(6)	¥9,000	2.60%	Quarterly	15	18
August 20, 2001 through November 20, 2020(6)	¥4,000	2.00%	Quarterly	7	9
Total				3,478	2,037
Less current maturities				6	44
TOTAL LONG-TERM DEBT				$3,472	$1,993

(1)	These senior unsecured obligations rank equally with the Company's other unsecured and unsubordinated indebtedness.

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

(5)	During the three months ended February 28, 2017, the Company repaid the notes due April 1, 2017 pursuant to the terms of the debt agreement.

(6)
NIKE Logistics YK assumed a total of ¥13 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the twelve month periods ending February 28, 2018 through 2022 are $6 million, $6 million, $6 million, $4 million and $0 million, respectively, at face value.
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,355 million at February 28, 2017 and $2,125 million at May 31, 2016.

Note 6 — Income Taxes
The effective tax rate was 13.1% and 17.9% for the nine months ended February 28, 2017 and February 29, 2016, respectively. The decrease in the Company's effective tax rate was primarily due to a discrete benefit related to the resolution of a foreign tax credit matter with the U.S. Internal Revenue Service (IRS). The Company also benefited from a reduction in tax reserves related to foreign operations.
As of February 28, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $421 million, $183 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2016, total gross unrecognized tax benefits, excluding related interest and penalties, were $506 million. The liability for payment of interest and penalties decreased $36 million during the nine months ended February 28, 2017. As of February 28, 2017 and May 31, 2016, accrued interest and penalties related to uncertain tax positions were $173 million and $209 million, respectively (excluding federal benefit).
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

The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2006 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $168 million within the next 12 months.

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
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period.
The Company accounts for stock-based compensation by estimating the fair value of options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Operating overhead expense over the vesting period using the straight-line method.
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Stock options(1)	$35	$44	$110	$128
ESPPs	7	7	27	22
Restricted stock	9	9	25	26
TOTAL STOCK-BASED COMPENSATION EXPENSE	$51	$60	$162	$176

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $3 million and $8 million for the three months ended February 28, 2017 and February 29, 2016, respectively, and $11 million and $22 million for the nine months ended February 28, 2017 and February 29, 2016, respectively.

As of February 28, 2017, the Company had $236 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 2.2 years.
The weighted average fair value per share of the options granted during the nine months ended February 28, 2017 and February 29, 2016, computed as of the grant date using the Black-Scholes pricing model, was $9.38 and $12.67, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Nine Months Ended
	February 28, 2017	February 29, 2016
Dividend yield	1.1%	1.0%
Expected volatility	17.4%	23.6%
Weighted average expected life (in years)	6.0	5.8
Risk-free interest rate	1.3%	1.7%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans (ESPPs), to purchase an additional 31.1 million and 20.1 million shares of common stock outstanding for the three months ended February 28, 2017 and February 29, 2016, respectively, and 31.0 million and 1.1 million shares of common stock outstanding for the nine months ended February 28, 2017 and February 29, 2016, respectively, because the options were anti-dilutive.

	Three Months Ended		Nine Months Ended
(In millions, except per share data)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Determination of shares:
Weighted average common shares outstanding	1,653.1	1,693.8	1,661.5	1,703.2
Assumed conversion of dilutive stock options and awards	33.2	43.5	34.9	45.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,686.3	1,737.3	1,696.4	1,748.5

Earnings per common share:
Basic	$0.69	$0.56	$1.95	$1.71
Diluted	$0.68	$0.55	$1.91	$1.67

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
The majority of derivatives outstanding as of February 28, 2017 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2017 and May 31, 2016:

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	February 28, 2017	May 31, 2016	Balance Sheet Location	February 28, 2017	May 31, 2016
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$366	$447	Accrued liabilities	$35	$38
Interest rate swaps	Prepaid expenses and other current assets	—	7	Accrued liabilities	—	45
Foreign exchange forwards and options	Deferred income taxes and other assets	100	90	Deferred income taxes and other liabilities	2	12
Total derivatives formally designated as hedging instruments		466	544		37	95
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	127	40	Accrued liabilities	79	76
Embedded derivatives	Prepaid expenses and other current assets	1	2	Accrued liabilities	4	2
Foreign exchange forwards and options	Deferred income taxes and other assets	14	26	Deferred income taxes and other liabilities	—	19
Embedded derivatives	Deferred income taxes and other assets	8	5	Deferred income taxes and other liabilities	6	7
Total derivatives not designated as hedging instruments		150	73		89	104
TOTAL DERIVATIVES		$616	$617		$126	$199
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2017 and February 29, 2016:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Three Months Ended
	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$5	$107	Revenues	$24	$(24)
Foreign exchange forwards and options	(5)	(142)	Cost of sales	87	153
Foreign exchange forwards and options	(3)	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	4	(91)	Other (income) expense, net	67	73
Interest rate swaps	—	(49)	Interest expense (income), net	(2)	—
Total designated cash flow hedges	$1	$(175)		$176	$202

(1)
For the three months ended February 28, 2017 and February 29, 2016, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income(1)
	Nine Months Ended		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Nine Months Ended
	February 28, 2017	February 29, 2016		February 28, 2017	February 29, 2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$45	$97	Revenues	$96	$(99)
Foreign exchange forwards and options	244	63	Cost of sales	260	451
Foreign exchange forwards and options	(1)	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	149	31	Other (income) expense, net	141	173
Interest rate swaps	(54)	(99)	Interest expense (income), net	(2)	—
Total designated cash flow hedges	$383	$92		$495	$525

(1)
For the nine months ended February 28, 2017 and February 29, 2016, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$—	$—	$2	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(66)	(30)	101	4	Other (income) expense, net
Embedded derivatives	(1)	(3)	(2)	(3)	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 3 — Accrued Liabilities for derivative instruments recorded in Accrued liabilities, Note 4 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 10 — Accumulated Other Comprehensive Income for additional information on changes in Accumulated other comprehensive income for the three and nine months ended February 28, 2017 and February 29, 2016.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $10.5 billion as of February 28, 2017.

During the second quarter of fiscal 2017, the Company terminated all forward-starting interest rate swap agreements with a total notional amount of $1.5 billion in connection with the October 21, 2016 debt issuance (refer to Note 5 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company made cash payments to the related counterparties of $92 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest expense is incurred over the term of the issued debt.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the three and nine months ended February 28, 2017 and February 29, 2016.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Unaudited Condensed Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the three and nine months ended February 28, 2017 and February 29, 2016, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transactions were no longer probable of occurring were immaterial.
As of February 28, 2017, $312 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income were expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2017, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine months ended February 28, 2017 or February 29, 2016. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of February 28, 2017, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Unaudited Condensed Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from its net investment hedges for the three and nine months ended February 28, 2017 or February 29, 2016. The Company had no outstanding net investment hedges as of February 28, 2017.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These forwards are not designated as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, generally within the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $6.6 billion as of February 28, 2017.
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
At February 28, 2017, the total notional amount of embedded derivatives outstanding was approximately $283 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2017, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $2 million. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of February 28, 2017, the Company had received $293 million of cash collateral from various counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2016	$(218)	$546	$115	$(44)	$399
Other comprehensive gains (losses) before reclassifications(2)	13	2	—	—	15
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(177)	—	(7)	(185)
Other comprehensive income (loss)	12	(175)	—	(7)	(170)
Balance at February 28, 2017	$(206)	$371	$115	$(51)	$229

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $1 million, $0 million, $(1) million and $0 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $2 million and $1 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive gains (losses) before reclassifications(2)	2	406	—	18	426
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(498)	—	(16)	(515)
Other comprehensive income (loss)	1	(92)	—	2	(89)
Balance at February 28, 2017	$(206)	$371	$115	$(51)	$229

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $23 million, $0 million, $0 million and $23 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $1 million and $(2) million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 29, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2015	$(141)	$1,181	$115	$(48)	$1,107
Other comprehensive gains (losses) before reclassifications(2)	(113)	(151)	—	3	(261)
Reclassifications to net income of previously deferred (gains) losses(3)	2	(199)	—	(4)	(201)
Other comprehensive income (loss)	(111)	(350)	—	(1)	(462)
Balance at February 29, 2016	$(252)	$831	$115	$(49)	$645

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $24 million, $0 million, $(1) million and $23 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $3 million, $0 million, $0 million and $3 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(2)	(223)	132	—	14	(77)
Reclassifications to net income of previously deferred (gains) losses(3)	2	(521)	—	(5)	(524)
Other comprehensive income (loss)	(221)	(389)	—	9	(601)
Balance at February 29, 2016	$(252)	$831	$115	$(49)	$645

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $40 million, $0 million, $(3) million and $37 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $4 million, $0 million, $0 million and $4 million, respectively.

The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Gains (losses) on foreign currency translation adjustment	$1	$(2)	$1	$(2)	Other (income) expense, net
Total before tax	1	(2)	1	(2)
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	1	(2)	1	(2)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$24	$(24)	$96	$(99)	Revenues
Foreign exchange forwards and options	87	153	260	451	Cost of sales
Foreign exchange forwards and options	—	—	—	—	Total selling and administrative expense
Foreign exchange forwards and options	67	73	141	173	Other (income) expense, net
Interest rate swaps	(2)	—	(2)	—	Interest expense (income), net
Total before tax	176	202	495	525
Tax (expense) benefit	1	(3)	3	(4)
Gain (loss) net of tax	177	199	498	521
Gains (losses) on other	9	4	17	5	Other (income) expense, net
Total before tax	9	4	17	5
Tax (expense) benefit	(2)	—	(1)	—
Gain (loss) net of tax	7	4	16	5
Total net gain (loss) reclassified for the period	$185	$201	$515	$524

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

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
REVENUES
North America	$3,782	$3,683	$11,463	$11,029
Western Europe	1,499	1,442	4,647	4,382
Central & Eastern Europe	362	359	1,130	1,086
Greater China	1,075	982	3,150	2,806
Japan	236	205	719	589
Emerging Markets	950	879	2,942	2,829
Global Brand Divisions	19	17	55	61
Total NIKE Brand	7,923	7,567	24,106	22,782
Converse	498	489	1,488	1,442
Corporate	11	(24)	79	(92)
TOTAL NIKE, INC. REVENUES	$8,432	$8,032	$25,673	$24,132
EARNINGS BEFORE INTEREST AND TAXES
North America	$980	$903	$2,896	$2,827
Western Europe	290	334	918	1,126
Central & Eastern Europe	57	69	196	243
Greater China	381	358	1,127	1,015
Japan	49	36	147	119
Emerging Markets	193	202	601	701
Global Brand Divisions	(598)	(625)	(1,988)	(1,874)
Total NIKE Brand	1,352	1,277	3,897	4,157
Converse	109	127	340	359
Corporate	(119)	(264)	(478)	(952)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,342	1,140	3,759	3,564
Interest expense (income), net	19	5	41	14
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,323	$1,135	$3,718	$3,550

	As of February 28,	As of May 31,
(In millions)	2017	2016
ACCOUNTS RECEIVABLE, NET
North America	$1,860	$1,689
Western Europe	416	378
Central & Eastern Europe	273	194
Greater China	101	74
Japan	106	129
Emerging Markets	604	409
Global Brand Divisions	92	76
Total NIKE Brand	3,452	2,949
Converse	283	270
Corporate	17	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,752	$3,241
INVENTORIES
North America	$2,127	$2,363
Western Europe	992	929
Central & Eastern Europe	213	210
Greater China	431	375
Japan	166	146
Emerging Markets	616	478
Global Brand Divisions	68	35
Total NIKE Brand	4,613	4,536
Converse	309	306
Corporate	10	(4)
TOTAL INVENTORIES	$4,932	$4,838
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$784	$742
Western Europe	617	589
Central & Eastern Europe	46	50
Greater China	210	234
Japan	213	223
Emerging Markets	122	109
Global Brand Divisions	513	511
Total NIKE Brand	2,505	2,458
Converse	121	125
Corporate	1,167	937
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,793	$3,520

Note 12 — Commitments and Contingencies
At February 28, 2017, the Company had letters of credit outstanding totaling $152 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company's latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE, Inc. Revenues for the third quarter of fiscal 2017 increased 5% to $8.4 billion compared to the third quarter of fiscal 2016. On a currency-neutral basis, Revenues increased 7%. Net income for the third quarter of fiscal 2017 was $1,141 million and diluted earnings per common share was $0.68, 20% and 24% higher, respectively, than the third quarter of fiscal 2016.
Income before income taxes increased 17% compared to the third quarter of fiscal 2016 as revenue growth, lower selling and administrative expense and higher other income were partially offset by lower gross margin. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 5% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 7%, driven by higher revenues across all geographies, footwear and apparel, and our Sportswear and Jordan Brand categories. Revenues for Converse increased 2% and 3% on a reported and currency-neutral basis, respectively, primarily due to revenue growth in direct distribution markets, most notably the United States.
Our effective tax rate was 13.8% for the third quarter of fiscal 2017 compared to 16.3% for the third quarter of fiscal 2016. The decrease was primarily due to a reduction in tax reserves related to foreign operations and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
The 24% increase in diluted earnings per common share compared to the third quarter of fiscal 2016 reflects a 3% decline in the diluted weighted average common shares outstanding, driven by our share repurchase program.

Results of Operations

	Three Months Ended			Nine Months Ended
(Dollars in millions, except per share data)	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
Revenues	$8,432	$8,032	5%	$25,673	$24,132	6%
Cost of sales	4,682	4,343	8%	14,184	12,947	10%
Gross profit	3,750	3,689	2%	11,489	11,185	3%
Gross margin %	44.5%	45.9%		44.8%	46.3%
Demand creation expense	749	804	-7%	2,552	2,405	6%
Operating overhead expense	1,747	1,762	-1%	5,346	5,298	1%
Total selling and administrative expense	2,496	2,566	-3%	7,898	7,703	3%
% of Revenues	29.6%	31.9%		30.8%	31.9%
Interest expense (income), net	19	5	—	41	14	—
Other (income) expense, net	(88)	(17)	—	(168)	(82)	—
Income before income taxes	1,323	1,135	17%	3,718	3,550	5%
Income tax expense	182	185	-2%	486	636	-24%
Effective tax rate	13.8%	16.3%		13.1%	17.9%
NET INCOME	$1,141	$950	20%	$3,232	$2,914	11%
Diluted earnings per common share	$0.68	$0.55	24%	$1.91	$1.67	14%

Consolidated Operating Results
Revenues

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes(1)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,314	$5,074	5%	7%	$15,608	$14,789	6%	8%
Apparel	2,269	2,124	7%	9%	7,353	6,827	8%	10%
Equipment	321	352	-9%	-7%	1,090	1,105	-1%	1%
Global Brand Divisions(2)	19	17	12%	12%	55	61	-10%	-10%
Total NIKE Brand Revenues	7,923	7,567	5%	7%	24,106	22,782	6%	8%
Converse	498	489	2%	3%	1,488	1,442	3%	4%
Corporate(3)	11	(24)	—	—	79	(92)	—	—
TOTAL NIKE, INC. REVENUES	$8,432	$8,032	5%	7%	$25,673	$24,132	6%	8%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,618	$5,493	2%	5%	$17,316	$16,991	2%	4%
Sales Direct to Consumer	2,286	2,057	11%	13%	6,735	5,730	18%	20%
Global Brand Divisions(2)	19	17	12%	12%	55	61	-10%	-10%
TOTAL NIKE BRAND REVENUES	$7,923	$7,567	5%	7%	$24,106	$22,782	6%	8%

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 7% and 8% for the third quarter and first nine months of fiscal 2017, respectively, primarily driven by higher revenues for the NIKE Brand. All NIKE Brand geographies delivered higher revenues for the third quarter and first nine months of fiscal 2017 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving demand for NIKE Brand products. For both the third quarter and first nine months of fiscal 2017, revenue growth was broad based as Greater China, Western Europe and Emerging Markets each contributed approximately 2 percentage points of the increase in NIKE, Inc. Revenues. North America contributed approximately 1 percentage point for the third quarter of fiscal 2017 and approximately 2 percentage points for the fiscal year-to-date period.
For the third quarter and first nine months of fiscal 2017, currency-neutral NIKE Brand footwear revenues increased as growth in our Sportswear, Jordan Brand and Running categories more than offset declines in other categories. For the third quarter and first nine months of fiscal 2017, unit sales of footwear increased approximately 6% and 5%, respectively, with higher average selling price (ASP) per pair contributing approximately 1 and 3 percentage points of footwear revenue growth for the respective periods. The increase in ASP per pair for the third quarter was due to higher off-price ASP, which was partially offset by lower ASP in our Direct to Consumer (DTC) business. For the first nine months of fiscal 2017, higher ASP per pair was primarily driven by higher full-price ASP.
The constant currency growth in NIKE Brand apparel revenues for the third quarter of fiscal 2017 was primarily attributable to growth in Sportswear, while the higher revenues for the first nine months of fiscal 2017 were driven by growth in several key categories, most notably Sportswear, Football (Soccer), Men's Training and Running. For the third quarter and first nine months of fiscal 2017, unit sales of apparel increased approximately 6% and 7%, respectively. Higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth for both periods, primarily due to higher full-price ASP.

While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our NIKE Brand DTC operations in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as NIKE-owned digital commerce. For the third quarter and first nine months of fiscal 2017, DTC revenues represented approximately 29% and 28%, respectively, of our total NIKE Brand revenues compared to 27% and 25% for the third quarter and first nine months of fiscal 2016, respectively. On a currency-neutral basis, DTC revenues grew 13% for the third quarter of fiscal 2017, due to digital commerce sales growth, the addition of new stores and comparable store sales growth of 6%. For the first nine months of fiscal 2017, constant currency DTC revenues grew 20% driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 9%. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. Digital commerce sales, which are not included in comparable store sales, grew 18% and 35% for the third quarter and first nine months of fiscal 2017, respectively. Digital commerce sales represented approximately 28% and 25% of our total NIKE Brand DTC revenues for the third quarter and first nine months of fiscal 2017, respectively, compared to 27% and 22% for the third quarter and first nine months of fiscal 2016, respectively.
Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from March 2017 through July 2017 totaled $12.3 billion, 4% lower than the prior year period. NIKE Brand reported futures orders include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and digital commerce operations, which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period.
By geography, futures orders growth was as follows:

	Reported Futures Orders	Futures Orders Excluding Currency Changes(1)
North America	-9%	-9%
Western Europe	-5%	4%
Central & Eastern Europe	-6%	-2%
Greater China	-2%	3%
Japan	-3%	2%
Emerging Markets	12%	14%
TOTAL NIKE BRAND FUTURES ORDERS	-4%	-1%

(1)
Futures orders growth has been calculated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends, excluding the impact of foreign currency exchange rate fluctuations.

Reported futures orders are not necessarily indicative of our expectation of revenue growth during this period. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and at-once orders, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales of at-once and closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our DTC in-line stores and digital commerce operations, and sales from Converse, NIKE Golf and Hurley.

Gross Margin

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
Gross profit	$3,750	$3,689	2%	$11,489	$11,185	3%
Gross margin %	44.5%	45.9%	(140) bps	44.8%	46.3%	(150) bps
For the third quarter and first nine months of fiscal 2017, our consolidated gross margin was 140 and 150 basis points lower than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts (increasing gross margin approximately 80 basis points for the third quarter and 70 basis points for the first nine months) aligned with our strategy to deliver innovative, premium products to the consumer;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 190 basis points for the third quarter and 100 basis points for the first nine months) as an increase in the mix of higher cost products and labor input cost inflation more than offset lower material input costs;

•	Unfavorable changes in foreign currency exchange rates, net of hedges (decreasing gross margin approximately 80 basis points for the third quarter and 60 basis points for the first nine months);

•
Lower NIKE Brand DTC margins (decreasing gross margin approximately 50 basis points for the third quarter and 30 basis points for the first nine months) reflecting the impact of higher off-price sales; and

•
Lower other costs (increasing gross margin approximately 80 basis points for the third quarter and having an insignificant impact on gross margin for the first nine months) in part due to lower inventory obsolescence costs.

Total Selling and Administrative Expense

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
Demand creation expense(1)	$749	$804	-7%	$2,552	$2,405	6%
Operating overhead expense	1,747	1,762	-1%	5,346	5,298	1%
Total selling and administrative expense	$2,496	$2,566	-3%	$7,898	$7,703	3%
% of Revenues	29.6%	31.9%	(230) bps	30.8%	31.9%	(110) bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense decreased 7% for the third quarter of fiscal 2017 primarily due to lower marketing, advertising and retail brand presentation costs. These decreases were partially offset by higher sports marketing costs. For the first nine months of fiscal 2017, Demand creation expense increased 6% driven by higher sports marketing costs, as well as higher marketing and advertising costs, primarily to support key sporting events including the Rio Olympics and European Football Championship in the first quarter. Changes in foreign currency exchange rates reduced Demand creation expense by approximately 1 percentage point for both the third quarter and first nine months of fiscal 2017.
Operating overhead expense declined 1% for the third quarter of fiscal 2017 as continued investments in our growing DTC business were more than offset by efficiencies in administrative costs, as well as lower bad debt expense, primarily in North America. For the first nine months of fiscal 2017, Operating overhead expense increased 1% as investments in our DTC business were largely offset by efficiencies in administrative costs and lower variable compensation. Changes in foreign currency exchange rates reduced Operating overhead expense by approximately 1 percentage point for both the third quarter and first nine months of fiscal 2017.
Other (Income) Expense, Net

	Three Months Ended		Nine Months Ended
(In millions)	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
Other (income) expense, net	$(88)	$(17)	$(168)	$(82)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2017, Other (income) expense, net increased to $88 million of other income from $17 million of other income in the prior year, primarily due to a $55 million net beneficial change in foreign currency conversion gains and losses, as well as other non-operating items.
For the first nine months of fiscal 2017, Other (income) expense, net increased to $168 million of other income from $82 million of other income in the prior year, primarily due to a $77 million net beneficial change in foreign currency conversion gains and losses.

We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $24 million and an unfavorable impact of approximately $2 million on our Income before income taxes for the third quarter and first nine months of fiscal 2017, respectively.
Income Taxes

	Three Months Ended			Nine Months Ended
	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
Effective tax rate	13.8%	16.3%	(250) bps	13.1%	17.9%	(480) bps
Our effective tax rate for the third quarter of fiscal 2017 was 13.8% compared to 16.3% for the third quarter of fiscal 2016. The decrease was primarily due to a reduction in tax reserves related to foreign operations and an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
Our effective tax rate for the first nine months of fiscal 2017 was 13.1% compared to 17.9% for the first nine months of fiscal 2016. The decline was primarily due to a one-time benefit related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter as well as a reduction in tax reserves related to foreign operations.
We expect our fourth quarter fiscal 2017 effective tax rate will be approximately 22.0%.

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

The breakdown of revenues is as follows:

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes(1)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes(1)
North America	$3,782	$3,683	3%	3%	$11,463	$11,029	4%	4%
Western Europe	1,499	1,442	4%	10%	4,647	4,382	6%	11%
Central & Eastern Europe	362	359	1%	3%	1,130	1,086	4%	7%
Greater China	1,075	982	9%	15%	3,150	2,806	12%	18%
Japan	236	205	15%	8%	719	589	22%	8%
Emerging Markets	950	879	8%	13%	2,942	2,829	4%	12%
Global Brand Divisions(2)	19	17	12%	12%	55	61	-10%	-10%
Total NIKE Brand	7,923	7,567	5%	7%	24,106	22,782	6%	8%
Converse	498	489	2%	3%	1,488	1,442	3%	4%
Corporate(3)	11	(24)	—	—	79	(92)	—	—
TOTAL NIKE, INC. REVENUES	$8,432	$8,032	5%	7%	$25,673	$24,132	6%	8%

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
North America	$980	$903	9%	$2,896	$2,827	2%
Western Europe	290	334	-13%	918	1,126	-18%
Central & Eastern Europe	57	69	-17%	196	243	-19%
Greater China	381	358	6%	1,127	1,015	11%
Japan	49	36	36%	147	119	24%
Emerging Markets	193	202	-4%	601	701	-14%
Global Brand Divisions	(598)	(625)	4%	(1,988)	(1,874)	-6%
Total NIKE Brand	1,352	1,277	6%	3,897	4,157	-6%
Converse	109	127	-14%	340	359	-5%
Corporate	(119)	(264)	55%	(478)	(952)	50%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,342	1,140	18%	3,759	3,564	5%
Interest expense (income), net	19	5	—	41	14	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,323	$1,135	17%	$3,718	$3,550	5%

North America

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,490	$2,404	4%	3%	$7,227	$6,932	4%	4%
Apparel	1,154	1,115	3%	3%	3,744	3,583	4%	4%
Equipment	138	164	-16%	-16%	492	514	-4%	-4%
TOTAL REVENUES	$3,782	$3,683	3%	3%	$11,463	$11,029	4%	4%
Revenues by:
Sales to Wholesale Customers	$2,650	$2,597	2%	2%	$8,111	$8,024	1%	1%
Sales Direct to Consumer	1,132	1,086	4%	4%	3,352	3,005	12%	12%
TOTAL REVENUES	$3,782	$3,683	3%	3%	$11,463	$11,029	4%	4%
EARNINGS BEFORE INTEREST AND TAXES	$980	$903	9%		$2,896	$2,827	2%

On a currency-neutral basis, North America revenues for the third quarter and first nine months of fiscal 2017 increased 3% and 4%, respectively, driven by growth in our Sportswear and Jordan Brand categories, partially offset by declines in other categories, including Running for the third quarter and NIKE Basketball for the first nine months of fiscal 2017. For the third quarter of fiscal 2017, DTC revenues increased 4% due to the addition of new stores, digital commerce sales growth and comparable store sales growth of 1%. For the first nine months of fiscal 2017, DTC revenues grew 12% driven by digital commerce sales growth, comparable store sales growth of 5% and the addition of new stores. The broader retail marketplace in North America is also being impacted by several significant trends, including shifting consumer traffic patterns across digital and physical channels, retail consolidation and an increasingly promotional environment.
The currency-neutral footwear revenue growth for the third quarter and first nine months of fiscal 2017 was attributable to growth in our Sportswear and Jordan Brand categories, partially offset by declines in other categories. Unit sales of footwear for the third quarter of fiscal 2017 increased approximately 4%, while lower ASP per pair reduced footwear revenue growth by approximately 1 percentage point primarily due to lower ASP in our DTC business resulting from higher off-price sales. For the first nine months of fiscal 2017, unit sales of footwear increased approximately 4%, while ASP per pair was flat as higher off-price ASP was offset by unfavorable off-price mix.
The increase in constant currency apparel revenues for the third quarter and first nine months of fiscal 2017 was due to growth concentrated in our Sportswear category, partially offset by declines in other categories. Third quarter unit sales of apparel increased approximately 1%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth primarily due to higher DTC and full-price ASPs, which were partially offset by lower off-price ASP. For the first nine months of fiscal 2017, unit sales of apparel increased approximately 4%, while ASP per unit was flat as higher full-price ASP was offset by lower off-price ASP and unfavorable off-price mix.
EBIT increased 9% for the third quarter of fiscal 2017 driven by revenue growth, gross margin expansion and lower selling and administrative expense. Gross margin increased 40 basis points as higher full-price ASP and lower other costs, including inventory obsolescence, were only partially offset by higher product costs and the impact of increased off-price sales through our DTC business. Selling and administrative expense declined as lower demand creation expense more than offset higher operating overhead. Demand creation expense decreased primarily due to lower marketing expense for brand events, while operating overhead increased as continued investments in our growing DTC business more than offset lower bad debt expense compared to the third quarter of fiscal 2016.
EBIT grew 2% for the first nine months of fiscal 2017 as higher revenues were largely offset by gross margin contraction and higher selling and administrative expense. Gross margin decreased 30 basis points as higher full-price ASP was more than offset by increased off-price mix as a result of clearing excess inventories through off-price channels, including through our DTC business. Selling and administrative expense grew due to higher operating overhead as continued investments in our growing DTC business more than offset a reduction in administrative costs and lower bad debt expense. Demand creation also increased as higher sports marketing and retail brand presentation costs were only partially offset by lower advertising costs.

Western Europe

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$990	$985	1%	6%	$3,002	$2,958	1%	6%
Apparel	445	392	14%	21%	1,430	1,217	18%	23%
Equipment	64	65	-2%	5%	215	207	4%	9%
TOTAL REVENUES	$1,499	$1,442	4%	10%	$4,647	$4,382	6%	11%
Revenues by:
Sales to Wholesale Customers	$1,062	$1,078	-1%	4%	$3,344	$3,335	0%	5%
Sales Direct to Consumer	437	364	20%	28%	1,303	1,047	24%	30%
TOTAL REVENUES	$1,499	$1,442	4%	10%	$4,647	$4,382	6%	11%
EARNINGS BEFORE INTEREST AND TAXES	$290	$334	-13%		$918	$1,126	-18%
On a currency-neutral basis, Western Europe revenues for the third quarter and first nine months of fiscal 2017 grew 10% and 11%, respectively, due to higher revenues in every territory. Revenue growth for the third quarter was led by Western Europe's largest territory, the UK & Ireland, which grew 7%, and by France, which grew 13%. For the first nine months of fiscal 2017, growth was broad-based across all territories, led by the UK & Ireland, which grew 8%. On a category basis, revenues for the third quarter and first nine months of fiscal 2017 increased in nearly all key categories led by Sportswear, Running and Football (Soccer), with the Jordan Brand also contributing to year-to-date growth. DTC revenues increased 28% for the third quarter of fiscal 2017 driven by strong digital commerce sales growth, comparable store sales growth of 17% and the addition of new stores. For the first nine months of fiscal 2017, DTC revenues increased 30% fueled by comparable store sales growth of 17%, significant digital commerce sales growth and the addition of new stores.
Currency-neutral footwear revenue growth for the third quarter and first nine months of fiscal 2017 was led by Sportswear and Running, partially offset by declines concentrated in Football (Soccer) for the year-to-date period. For the third quarter and first nine months of fiscal 2017, unit sales of footwear increased approximately 5% and 2%, respectively, while higher ASP per pair contributed approximately 1 and 4 percentage points of footwear revenue growth for the respective periods. Higher ASP per pair for the third quarter was due to the favorable impact of growth in our DTC business. For the first nine months of fiscal 2017, higher ASP per pair was primarily driven by the favorable impact of growth in our DTC business and higher full-price ASP, partially offset by higher off-price mix.
The increase in constant currency apparel revenues for the third quarter and first nine months of fiscal 2017 was due to growth in nearly every category, most notably Sportswear and Football (Soccer). Unit sales of apparel increased 16% for both the third quarter and first nine months of fiscal 2017, while higher ASP per unit contributed approximately 5 and 7 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was primarily attributable to higher full-price ASP and the favorable impact of growth in our DTC business.
On a reported basis, EBIT decreased 13% for the third quarter of fiscal 2017, in part reflecting the negative impact of weakening foreign currency exchange rates. Reported revenue growth and selling and administrative expense leverage were more than offset by significantly lower gross margin. Gross margin declined 440 basis points primarily driven by the effects of unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead resulting from increased investments in our growing DTC business, which more than offset a decline in variable compensation, administrative cost efficiencies and lower bad debt expense. Demand creation expense also increased, primarily due to higher sports marketing and advertising costs, which were partially offset by lower marketing and retail brand presentation costs.
In part reflecting the negative impact of translation, reported EBIT declined 18% for the first nine months of fiscal 2017. Higher reported revenues and selling and administrative expense leverage were more than offset by significant gross margin contraction. Gross margin declined 590 basis points primarily driven by the effects of unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation expense primarily resulting from an increase in sports marketing costs and advertising expense. Operating overhead also increased due to continued investments in our growing DTC business, partially offset by lower administrative and variable compensation costs.

Central & Eastern Europe

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$232	$237	-2%	1%	$694	$658	5%	9%
Apparel	110	102	8%	8%	368	361	2%	5%
Equipment	20	20	0%	0%	68	67	1%	6%
TOTAL REVENUES	$362	$359	1%	3%	$1,130	$1,086	4%	7%
Revenues by:
Sales to Wholesale Customers	$313	$311	1%	2%	$957	$938	2%	5%
Sales Direct to Consumer	49	48	2%	7%	173	148	17%	22%
TOTAL REVENUES	$362	$359	1%	3%	$1,130	$1,086	4%	7%
EARNINGS BEFORE INTEREST AND TAXES	$57	$69	-17%		$196	$243	-19%
On a currency-neutral basis, Central & Eastern Europe revenues increased 3% and 7% for the third quarter and first nine months of fiscal 2017, respectively, with strong growth in nearly every territory. For the third quarter of fiscal 2017, territory revenue growth was led by Poland, which grew 13%. Revenue growth for the first nine months of fiscal 2017 was led by Russia, Greece and Turkey, which grew 18%, 23% and 9%, respectively, while revenues for our distributors business decreased 8%. On a category basis, revenue growth for the third quarter and first nine months of fiscal 2017 was fueled by growth primarily in Sportswear, which more than offset declines in other categories. For the third quarter of fiscal 2017, DTC revenues increased 7% due to digital commerce sales growth, the addition of new stores and comparable store sales growth of 1%. For the first nine months of fiscal 2017, DTC revenues grew 22% fueled by comparable store sales growth of 12%, the addition of new stores and digital commerce sales growth.
Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2017 was primarily attributable to growth in Sportswear, partially offset by declines concentrated in Football (Soccer). Third quarter unit sales of footwear increased approximately 2%, while lower ASP per pair reduced footwear revenue growth approximately 1 percentage point primarily due to lower full-price ASP, largely reflecting higher discounts. For the first nine months of fiscal 2017, unit sales of footwear increased approximately 7%, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. For the first nine months of fiscal 2017, higher ASP per pair was driven by higher off-price and DTC ASPs, partially offset by lower full-price ASP resulting from higher discounts.
The constant currency increase in apparel revenues for the third quarter of fiscal 2017 was due to revenue growth in several key categories, most notably Sportswear. For the first nine months of fiscal 2017, apparel revenue growth was driven by increases in our Sportswear, Men's Training and Football (Soccer) categories. Unit sales of apparel for the third quarter and first nine months of fiscal 2017 increased approximately 8% and 4%, respectively, while ASP per unit was flat and contributed approximately 1 percentage point of apparel revenue growth for the respective periods. For the third quarter, ASP per unit was flat as higher DTC ASP and, to a lesser extent, lower off-price mix offset lower full-price ASP resulting from higher discounts. ASP per unit was higher for the first nine months of fiscal 2017 as lower full-price ASP resulting from higher discounts was more than offset by higher DTC ASP and, to a lesser extent, lower off-price mix.
Reported EBIT for the third quarter of fiscal 2017 decreased 17% as modest revenue growth was more than offset by gross margin contraction and higher selling and administrative expense. Gross margin declined 380 basis points as lower product costs were more than offset by unfavorable standard foreign currency exchange rates and lower full-price ASP, largely reflecting higher discounts. For the third quarter of fiscal 2017, selling and administrative expense increased due to higher demand creation expense primarily attributable to higher advertising and sports marketing costs. Operating overhead expense decreased as ongoing investments in our growing DTC business were more than offset by a reduction in variable compensation and lower operational infrastructure costs.
On a reported basis, EBIT for the first nine months of fiscal 2017 decreased 19% as revenue growth and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin declined 640 basis points primarily due to significant unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues, despite higher demand creation expense driven by higher advertising and sports marketing costs, partially offset by lower retail brand presentation costs. Operating overhead expense decreased due to lower administrative and variable compensation costs, partially offset by continued investments in our DTC business.

Greater China

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$776	$719	8%	14%	$2,155	$1,918	12%	18%
Apparel	271	235	15%	22%	895	787	14%	19%
Equipment	28	28	0%	7%	100	101	-1%	4%
TOTAL REVENUES	$1,075	$982	9%	15%	$3,150	$2,806	12%	18%
Revenues by:
Sales to Wholesale Customers	$703	$672	5%	10%	$2,071	$1,963	6%	11%
Sales Direct to Consumer	372	310	20%	27%	1,079	843	28%	35%
TOTAL REVENUES	$1,075	$982	9%	15%	$3,150	$2,806	12%	18%
EARNINGS BEFORE INTEREST AND TAXES	$381	$358	6%		$1,127	$1,015	11%
On a currency-neutral basis, Greater China revenues grew 15% and 18% for the third quarter and first nine months of fiscal 2017, respectively. Nearly all key categories grew, led by Sportswear, Running and the Jordan Brand. DTC revenues increased 27% and 35% for the third quarter and first nine months of fiscal 2017, respectively, fueled by strong digital commerce sales growth, the addition of new stores and increases in comparable store sales of 7% and 8%, respectively.
The constant currency growth in footwear revenues for the third quarter and first nine months of fiscal 2017 was attributable to increases in nearly all key categories, most notably Running, Sportswear and the Jordan Brand. Third quarter unit sales of footwear increased approximately 14%, while ASP per pair was flat as lower DTC ASP and unfavorable off-price mix offset higher off-price and full-price ASPs. For the first nine months of fiscal 2017, unit sales of footwear increased approximately 19%, while ASP per pair reduced footwear revenue growth by approximately 1 percentage point as higher full-price and off-price ASPs were more than offset by unfavorable off-price mix and lower DTC ASP.
Constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2017 was due to higher revenues in nearly all key categories, led by Sportswear and Running. Unit sales of apparel for the third quarter and first nine months of fiscal 2017 increased approximately 19% and 18%, respectively, while higher ASP per unit increased apparel revenue growth by approximately 3 and 1 percentage points for the respective periods. The increase in ASP for both periods was attributable to higher full-price ASP partially offset by lower ASP in our DTC business.
On a reported basis, EBIT for the third quarter of fiscal 2017 increased 6% despite the negative impact of changes in foreign currency exchange rates. EBIT growth was driven by reported revenue growth and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin declined 210 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates, higher product costs and lower DTC margin. Selling and administrative expense increased as higher operating overhead, primarily to support our growing DTC business, more than offset slightly lower demand creation. The decrease in demand creation expense was attributable to lower retail brand presentation costs, which more than offset higher advertising and marketing costs.
Despite the negative impact of translation, reported EBIT increased 11% for the first nine months of fiscal 2017, driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 200 basis points primarily due to unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead to support DTC growth. Demand creation expense also increased as higher marketing costs more than offset lower retail brand presentation expenses.

Japan

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$153	$133	15%	8%	$470	$383	23%	8%
Apparel	67	52	29%	21%	197	158	25%	10%
Equipment	16	20	-20%	-24%	52	48	8%	-4%
TOTAL REVENUES	$236	$205	15%	8%	$719	$589	22%	8%
Revenues by:
Sales to Wholesale Customers	$147	$133	11%	4%	$468	$391	20%	6%
Sales Direct to Consumer	89	72	24%	15%	251	198	27%	12%
TOTAL REVENUES	$236	$205	15%	8%	$719	$589	22%	8%
EARNINGS BEFORE INTEREST AND TAXES	$49	$36	36%		$147	$119	24%
On a constant currency basis, revenues for Japan increased 8% for both the third quarter and first nine months of fiscal 2017. Most key categories grew, led by Sportswear and Running, partially offset by declines in Golf. DTC revenues grew 15% for the third quarter of fiscal 2017 due to comparable store sales growth of 18% and the addition of new stores. DTC revenue growth of 12% for the first nine months of fiscal 2017 was driven by comparable store sales growth of 10%, digital commerce sales growth and the addition of new stores.
Reported EBIT for the third quarter of fiscal 2017 increased 36%, in part reflecting the impact of the stronger Yen, driven by higher reported revenues, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 140 basis points as lower product costs and lower other costs, including inventory obsolescence, more than offset unfavorable off-price margin and lower margin in our DTC business. Selling and administrative expense increased due to higher demand creation expense, primarily driven by higher marketing support for brand events, as well as other demand creation costs. Operating overhead also increased as reduced investments in operational infrastructure and administrative cost efficiencies were more than offset by increased investments in our growing DTC business and the impact of changes in foreign currency exchange rates.
For the first nine months of fiscal 2017, reported EBIT increased 24%, also reflecting the impact of the stronger Yen. Reported revenue growth and selling and administrative expense leverage were only partially offset by lower gross margin. Gross margin declined 190 basis points as lower product costs were more than offset by the impact of unfavorable standard foreign currency exchange rates, unfavorable off-price margin and lower DTC margin. Selling and administrative expense grew due to higher operating overhead and demand creation expense. Operating overhead increased as lower administrative and operational infrastructure costs were more than offset by increased investments in our growing DTC business and the impact of changes in foreign currency exchange rates. Demand creation expense increased due to higher marketing, retail brand presentation and other demand creation costs.
Emerging Markets

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$673	$596	13%	17%	$2,060	$1,940	6%	15%
Apparel	222	228	-3%	3%	719	721	0%	8%
Equipment	55	55	0%	2%	163	168	-3%	3%
TOTAL REVENUES	$950	$879	8%	13%	$2,942	$2,829	4%	12%
Revenues by:
Sales to Wholesale Customers	$743	$702	6%	11%	$2,365	$2,340	1%	10%
Sales Direct to Consumer	207	177	17%	19%	577	489	18%	25%
TOTAL REVENUES	$950	$879	8%	13%	$2,942	$2,829	4%	12%
EARNINGS BEFORE INTEREST AND TAXES	$193	$202	-4%		$601	$701	-14%
On a currency-neutral basis, Emerging Markets revenues for the third quarter and first nine months of fiscal 2017 increased 13% and 12%, respectively, driven by higher revenues in most territories. Revenues for three of Emerging Market's largest territories, SOCO (which includes Argentina, Uruguay and Chile), Mexico and Korea, grew 28%, 26% and 14%, respectively, for the third quarter of fiscal 2017, and 40%, 16% and 12%, respectively, for the first nine months of fiscal 2017. On a category basis, revenues for the third quarter and first nine months of fiscal 2017 increased in most key categories, led by Sportswear and Running. DTC revenues increased 19% and 25% for the third quarter and first nine months of fiscal 2017, respectively, fueled by the addition of new stores, comparable store sales growth of 11% and 10%, respectively, and higher digital commerce sales.

Constant currency footwear revenue growth for the third quarter and first nine months of fiscal 2017 was driven by higher revenues in most key categories, led by Sportswear and Running. Unit sales of footwear increased approximately 11% and 3% for the third quarter and first nine months of fiscal 2017, while higher ASP per pair contributed approximately 6 and 12 percentage points of footwear revenue growth for the respective periods. Higher ASP per pair for both the third quarter and first nine months of fiscal 2017 was primarily attributable to higher full-price ASP, in part reflecting inflationary conditions in certain territories.
The constant currency apparel revenue growth for the third quarter and first nine months of fiscal 2017 was fueled by increases in most key categories, led by Sportswear, with Running contributing to the year-to-date period. For the third quarter and first nine months of fiscal 2017, unit sales of apparel decreased approximately 2% and 3%, respectively, while higher ASP per unit contributed approximately 5 and 11 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was primarily driven by higher full-price ASP, in part reflecting inflationary conditions in certain territories.
On a reported basis, EBIT decreased 4% for the third quarter of fiscal 2017, reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso and Mexican Peso. Reported revenue growth and lower selling and administrative expense were more than offset by lower gross margin. Gross margin declined 530 basis points as higher product costs and unfavorable standard foreign currency exchange rates were only partially offset by higher full-price ASP. Selling and administrative expense decreased as lower demand creation expense more than offset higher operating overhead expense. The decrease in demand creation expense was attributable to lower advertising and marketing expense, while operating overhead increased primarily as a result of continued investments in our growing DTC business, partially offset by lower variable compensation and administrative cost efficiencies.
For the first nine months of fiscal 2017, reported EBIT decreased 14%, in part reflecting the negative impact of translation. Reported revenue growth was more than offset by gross margin contraction and higher selling and administrative expense. Gross margin decreased 400 basis points as unfavorable standard foreign currency exchange rates and higher product costs were only partially offset by higher full-price ASP. Selling and administrative expense increased as a percent of revenues due to higher operating overhead costs primarily resulting from ongoing investments in our growing DTC business. Demand creation expense also increased as lower advertising costs were more than offset by increased marketing support for the Rio Olympics in the first quarter, as well as higher sports marketing costs.
Global Brand Divisions

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues	$19	$17	12%	12%	$55	$61	-10%	-10%
(Loss) Before Interest and Taxes	$(598)	$(625)	-4%		$(1,988)	$(1,874)	6%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes decreased 4% for the third quarter of fiscal 2017 as a result of lower demand creation expense, while operating overhead expense was flat. Demand creation expense declined due to lower advertising and retail brand presentation costs. Operating overhead expense was flat as costs remained largely unchanged compared to the prior year.
Global Brand Divisions’ loss before interest and taxes increased 6% for the first nine months of fiscal 2017 primarily due to higher demand creation expense, partially offset by lower operating overhead expense. The increase in demand creation expense was due to higher marketing and advertising expenses for key brand and sporting events, including the Rio Olympics and the European Football Championship in the first quarter. Operating overhead expense decreased as continued investments in operational infrastructure were more than offset by administrative cost efficiencies and lower variable compensation.
Converse

	Three Months Ended				Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes	February 28, 2017	February 29, 2016	% Change	% Change Excluding Currency Changes
Revenues	$498	$489	2%	3%	$1,488	$1,442	3%	4%
Earnings Before Interest and Taxes	$109	$127	-14%		$340	$359	-5%
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

On a currency-neutral basis, revenues for Converse increased 3% and 4% for the third quarter and first nine months of fiscal 2017, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 2% for the third quarter of fiscal 2017, contributing approximately 2 percentage points of total Converse revenue growth. For the first nine months of fiscal 2017, comparable direct distribution markets grew 4%, contributing approximately 4 percentage points of total Converse revenue growth. Comparable direct distribution market unit sales decreased approximately 1% for the third quarter and increased 2% for the first nine months of fiscal 2017, respectively, while higher ASP per unit contributed approximately 3 and 2 percentage points, respectively, of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution markets revenues for the third quarter and first nine months of fiscal 2017 was primarily attributable to growth in the United States, partially offset by lower revenues in Europe. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 2 and 1 percentage points for the third quarter and first nine months of fiscal 2017, respectively. Revenues from comparable licensed markets decreased 11% and 7% for the third quarter and first nine months of fiscal 2017, respectively, reducing total Converse revenue growth by approximately 1 percentage point for both periods. The decrease in comparable licensed markets revenues for the third quarter is primarily due to lower revenues in Latin America.
Reported EBIT for Converse decreased 14% for the third quarter of fiscal 2017 as higher revenues were more than offset by lower gross margin and higher selling and administrative expense. Gross margin declined 400 basis points as higher product costs more than offset higher full-price ASP, primarily due to a shift in mix to lower margin products. Gross margin was also negatively impacted by the unfavorable impact of lower licensing revenues, primarily due to market transitions, higher off-price sales and unfavorable standard foreign currency exchange rates. Selling and administrative expense increased as a percent of revenues due to higher operating overhead expense as lower administrative costs were more than offset by investments in operational infrastructure. Demand creation expense also increased as lower retail brand presentation costs were more than offset by higher advertising and marketing expenses.
On a reported basis, Converse EBIT declined 5% for the first nine months of fiscal 2017 as revenue growth and lower selling and administrative expense were more than offset by gross margin contraction. Gross margin decreased 410 basis points as higher product costs more than offset higher full-price ASP, primarily due to a shift in mix to lower margin products. Gross margin also contracted due to unfavorable standard foreign currency exchange rates and the unfavorable impact of lower licensing revenues, primarily due to market transitions. Selling and administrative expense decreased due to lower demand creation expense, primarily as a result of lower retail brand presentation costs. Operating overhead also declined as investments in operational infrastructure were more than offset by lower administrative and variable compensation costs.
Corporate

	Three Months Ended			Nine Months Ended
(Dollars in millions)	February 28, 2017	February 29, 2016	% Change	February 28, 2017	February 29, 2016	% Change
Revenues	$11	$(24)	—	$79	$(92)	—
(Loss) Before Interest and Taxes	$(119)	$(264)	-55%	$(478)	$(952)	-50%
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
Corporate's loss before interest and taxes decreased $145 million and $474 million for the third quarter and first nine months of fiscal 2017, respectively. The decreases were due to the following:

•
a beneficial change of $54 million and $317 million for the third quarter and first nine months of fiscal 2017, respectively, related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•
an increase in net foreign currency gains of $47 million and $74 million for the third quarter and first nine months of fiscal 2017, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and

•
a beneficial change of $44 million and $83 million for the third quarter and first nine months of fiscal 2017, respectively, primarily driven by the impact of lower variable compensation on operating overhead expense.

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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $132 million and $493 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $31 million and $104 million for the three months ended February 28, 2017 and February 29, 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $412 million and $1,780 million for the nine months ended February 28, 2017 and February 29, 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $79 million and $407 million for the nine months ended February 28, 2017 and February 29, 2016, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had a favorable impact of approximately $24 million and an unfavorable impact of approximately $2 million on our Income before income taxes for the three and nine months ended February 28, 2017, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with U.S. GAAP. There were no outstanding net investment hedges as of February 28, 2017 and February 29, 2016. There were no cash flows from net investment hedge settlements for the three and nine months ended February 28, 2017 and February 29, 2016.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $2,751 million for the first nine months of fiscal 2017 compared to $1,912 million for the first nine months of fiscal 2016. Our primary source of operating cash flows for the first nine months of fiscal 2017 was Net income of $3,232 million compared to $2,914 million for the first nine months of fiscal 2016. Operating cash flows also increased due to changes in working capital, which resulted in a cash outflow of $882 million for the first nine months of fiscal 2017 compared to an outflow of $1,863 million for the first nine months of fiscal 2016. The change in working capital was primarily due to an $818 million net change in the amount of posted cash collateral with derivative counterparties as a result of hedging activities. For the first nine months of fiscal 2017, cash collateral received from counterparties increased $188 million as compared to a decrease of $630 million during the first nine months of fiscal 2016. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
Cash used by investing activities was $488 million for the first nine months of fiscal 2017 compared to $544 million for the first nine months of fiscal 2016. The primary driver of the change in Cash used by investing activities was a reduction in cash used for property, plant and equipment additions from $901 million for the first nine months of fiscal 2016 to $776 million for the first nine months of fiscal 2017. Cash used by investing activities also decreased as a result of an increase in net sales/maturities of short-term investments (including sales, maturities and purchases) of $201 million in the first nine months of fiscal 2016 compared to $309 million for the first nine months of fiscal 2017. These declines in cash used by investing activities were partly offset by the maturity of reverse repurchase agreements of $150 million in the first nine months of fiscal 2016 which did not recur in the first nine months of fiscal 2017.
Cash used by financing activities was $1,350 million for the first nine months of fiscal 2017 compared to $2,045 million for the first nine months of fiscal 2016, primarily driven by increased proceeds from the issuance of debt and lower share repurchases, partially offset by higher dividends.
During the first nine months of fiscal 2017, we purchased 44.8 million shares of NIKE's Class B Common Stock for $2,429 million (an average price of $54.23 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of February 28, 2017, we had repurchased 64.9 million shares at a cost of approximately $3,617 million (an average price of $55.78 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
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
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the nine month period ended February 28, 2017, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt rating were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt rating were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt rating would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2017, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the nine months ended February 28, 2017, the maximum amount of commercial paper borrowings outstanding at any point was $919 million. As of February 28, 2017, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2017 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of February 28, 2017, we had cash, cash equivalents and short-term investments totaling $6.2 billion, of which $5.2 billion was held by our foreign subsidiaries. Cash equivalents and short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2017, the average duration of our cash equivalents and short-term investments portfolio was 61 days.
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
Long-term debt obligations as of February 28, 2017 are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total
Long-Term Debt(1)	$55	$115	$115	$115	$112	$5,432	$5,944

(1)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of February 28, 2017 (if variable), timing of scheduled payments and the term of the debt obligations.

Other than the changes reported above, there have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2016.
Off-Balance Sheet Arrangements
As of February 28, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
Changes regarding interest rate risk from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2016 are as follows:

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	Remainder of 2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Interest Rate Risk
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$—	$—	$3,500	$3,500	$3,332
Weighted-average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.1%	3.1%
ITEM 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act of 1934, as amended (“the Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2017.
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

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Certain factors, including various risks and uncertainties, may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and at-once orders and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability of NIKE to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE's decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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
Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE and may not reflect NIKE's current views.

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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of February 28, 2017, the Company had repurchased 64.9 million shares at an average price of $55.78 per share for a total approximate cost of $3.6 billion under this program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended February 28, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2016	2,100,000	$51.43	2,100,000	$8,749
January 1 — January 31, 2017	2,000,000	$52.84	2,000,000	$8,644
February 1 — February 28, 2017	4,754,546	$54.87	4,754,546	$8,383
	8,854,546	$53.60	8,854,546

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Third Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed June 21, 2013).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Third Restated Bylaws, as amended (see Exhibit 3.2).
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
DATED: April 4, 2017

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