Form 10-K
period 2017-05-31
NIKE INC
filed 2017-07-20
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED May 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                         TO                         .
Commission File No. 1-10635
NIKE, Inc.
(Exact name of Registrant as specified in its charter)

OREGON	93-0584541
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
One Bowerman Drive, Beaverton, Oregon	97005-6453
(Address of principal executive offices)	(Zip Code)
(503) 671-6453
(Registrant’s Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
Class B Common Stock	New York Stock Exchange
(Title of Each Class)	(Name of Each Exchange on Which Registered)

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
NONE

Indicate by check mark:					YES	NO
•	if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				☐	☑
•	if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				☐	☑
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
☑
•
whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
•
if an emerging growth company, if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
•	whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☐	☑

As of November 30, 2016, the aggregate market values of the Registrant’s Common Stock held by non-affiliates were:
Class A	$3,617,645,223
Class B	66,325,855,280
$69,943,500,503

As of July 17, 2017, the number of shares of the Registrant’s Common Stock outstanding were:
Class A	329,245,752
Class B	1,313,949,313
1,643,195,065
DOCUMENTS INCORPORATED BY REFERENCE:
Parts of Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on September 21, 2017 are incorporated by reference into Part III of this Report.

NIKE, INC.
ANNUAL REPORT ON FORM 10-K

		Page
PART I		1
ITEM 1.	Business	1
	General	1
	Products	1
	Sales and Marketing	2
	United States Market	2
	International Markets	2
	Significant Customer	3
	Orders	3
	Product Research, Design and Development	3
	Manufacturing	3
	International Operations and Trade	4
	Competition	4
	Trademarks and Patents	5
	Employees	5
	Executive Officers of the Registrant	5
ITEM 1A.	Risk Factors	7
ITEM 1B.	Unresolved Staff Comments	16
ITEM 2.	Properties	16
ITEM 3.	Legal Proceedings	16
ITEM 4.	Mine Safety Disclosures	16

PART II		17
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
ITEM 6.	Selected Financial Data	19
ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk	42
ITEM 8.	Financial Statements and Supplementary Data	43
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	74
ITEM 9A.	Controls and Procedures	74
ITEM 9B.	Other Information	74

PART III		75

(Except for the information set forth under “Executive Officers of the Registrant” in Item 1 above, Part III is incorporated by reference from the Proxy Statement for the NIKE, Inc. 2017 Annual Meeting of Shareholders.)

ITEM 10.	Directors, Executive Officers and Corporate Governance	75
ITEM 11.	Executive Compensation	75
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
ITEM 13.	Certain Relationships and Related Transactions and Director Independence	75
ITEM 14.	Principal Accountant Fees and Services	75

PART IV		76
ITEM 15.	Exhibits and Financial Statement Schedules	76
ITEM 16.	Form 10-K Summary	78
	Signatures	81

PART I
ITEM 1. Business

General

NIKE, Inc. was incorporated in 1967 under the laws of the State of Oregon. As used in this report, the terms “we,” “us,” “NIKE,” and the “Company” refer to NIKE, Inc. and its predecessors, subsidiaries and affiliates, collectively, unless the context indicates otherwise. Our NIKE digital commerce website is located at www.nike.com. On our NIKE corporate website, located at investors.nike.com, we post the following filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the United States Securities and Exchange Commission (the “SEC”): our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended. Our definitive Proxy Statements are also posted on our corporate website. All such filings on our corporate website are available free of charge. Copies of these filings may also be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330 and are available on the SEC's website (www.sec.gov). Also available on our corporate website are the charters of the committees of our Board of Directors, as well as our corporate governance guidelines and code of ethics; copies of any of these documents will be provided in print to any shareholder who submits a request in writing to NIKE Investor Relations, One Bowerman Drive, Beaverton, Oregon 97005-6453.
Our principal business activity is the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE is the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned retail stores, internet websites, and mobile applications (which we refer to collectively as our “Direct to Consumer” or “DTC” operations), and through a mix of independent distributors and licensees throughout the world. Virtually all of our products are manufactured by independent contractors. Nearly all footwear and apparel products are produced outside the United States, while equipment products are produced both in the United States and abroad.

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
NIKE’s athletic footwear products are designed primarily for specific athletic use, although a large percentage of the products are worn for casual or leisure purposes. We place considerable emphasis on innovation and high-quality construction in the development and manufacturing of our products. Sportswear, Running and the Jordan Brand are currently our top-selling footwear categories and we expect them to continue to lead in footwear sales.
We also sell sports apparel covering the above-mentioned categories, which feature the same trademarks and are sold predominantly through the same marketing and distribution channels as athletic footwear. Our sports apparel, similar to our athletic footwear products, is designed primarily for athletic use and exemplifies our commitment to innovation and high-quality construction. Sportswear, Men’s Training and Running are currently our top-selling apparel categories and we expect them to continue to lead in apparel sales. We often market footwear, apparel and accessories in “collections” of similar use or by category. We also market apparel with licensed college and professional team and league logos.
We sell a line of performance equipment and accessories under the NIKE Brand name, including bags, socks, sport balls, eyewear, timepieces, digital devices, bats, gloves, protective equipment and other equipment designed for sports activities. We also sell small amounts of various plastic products to other manufacturers through our wholly-owned subsidiary, NIKE IHM, Inc., doing business as Air Manufacturing Innovation.
Our Jordan Brand designs, distributes and licenses athletic and casual footwear, apparel and accessories predominantly focused on basketball using the Jumpman trademark. Sales and operating results for Jordan Brand products are reported within the respective NIKE Brand geographic operating segments.
One of our wholly-owned subsidiary brands, Hurley, headquartered in Costa Mesa, California, designs and distributes a line of action sports and youth lifestyle apparel and accessories under the Hurley trademark. Sales and operating results for Hurley products are included within the NIKE Brand's North America geographic operating segment with sales reported within the Action Sports category.
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
We report our NIKE Brand operations based on our internal geographic organization. Each NIKE Brand geography operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel, equipment, accessories and services. For fiscal 2017, our reportable operating segments for the NIKE Brand are: North America, Western Europe, Central & Eastern Europe, Greater China, Japan and Emerging Markets. In June 2017, we announced a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. As a result of this organizational realignment, beginning in fiscal 2018, the Company's reportable operating segments for the NIKE Brand will be: North America; Europe, Middle East and Africa; Greater China; and Asia Pacific and Latin America. Our NIKE Brand Direct to Consumer operations are, and will continue to be, managed within each geographic operating segment.
Converse is, and will continue to be, a reportable segment and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories. Converse Direct to Consumer operations, including digital commerce, are reported within the Converse operating segment results.

United States Market
For fiscal 2017, NIKE Brand and Converse sales in the United States accounted for approximately 46% of total revenues, compared to 47% and 46% for fiscal 2016 and fiscal 2015, respectively. We sell our NIKE Brand, Jordan Brand, Hurley and Converse products to thousands of retail accounts in the United States, including a mix of footwear stores, sporting goods stores, athletic specialty stores, department stores, skate, tennis and golf shops and other retail accounts. In the United States, we utilize NIKE sales offices to solicit such sales. During fiscal 2017, our three largest customers accounted for approximately 23% of sales in the United States.
Our Direct to Consumer operations sell NIKE Brand, Jordan Brand, Hurley and Converse products to consumers through our digital commerce website, www.nike.com and through mobile applications. In addition, our Direct to Consumer operations sell through the following number of retail stores in the United States:

U.S. Retail Stores	Number
NIKE Brand factory stores	209
NIKE Brand in-line stores (including employee-only stores)	34
Converse stores (including factory stores)	112
Hurley stores (including factory and employee stores)	29
TOTAL	384
In the United States, NIKE has six significant distribution centers located in Memphis, Tennessee, two of which are owned and four of which are leased. NIKE Brand apparel and equipment products are also shipped from our leased Foothill Ranch, California distribution center. Converse and Hurley products are shipped primarily from leased facilities in Ontario, California, as well as from Memphis, Tennessee. Smaller leased distribution facilities are located in various parts of the United States.
We also operate a futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set time period at a fixed price. For fiscal 2017, orders under the futures program represented 83% of our U.S. wholesale footwear revenues, compared to 84% for fiscal 2016 and 87% for fiscal 2015. For fiscal 2017, futures orders represented 66% of our U.S. wholesale apparel revenues, compared to 66% for fiscal 2016 and 67% for fiscal 2015.

International Markets
For fiscal 2017, non-U.S. NIKE Brand and Converse sales accounted for 54% of total revenues, compared to 53% and 54% for fiscal 2016 and fiscal 2015, respectively. We sell our products to retail accounts, through our own Direct to Consumer operations and through a mix of independent distributors, licensees and sales representatives around the world. We sell to thousands of retail accounts and ship products from 60 distribution centers outside of the United States. In many countries and regions, including Canada, Asia, Europe and some Latin American countries, we have a futures ordering program for retailers similar to the United States futures ordering program described above. During fiscal 2017, NIKE’s three largest customers outside of the United States accounted for approximately 12% of total non-U.S. sales.

In addition to NIKE and Converse owned digital commerce websites in over 45 countries, our Direct to Consumer business operates the following number of retail stores outside the United States:

Non-U.S. Retail Stores	Number
NIKE Brand factory stores	642
NIKE Brand in-line stores (including employee-only stores)	71
Converse stores (including factory stores)	45
TOTAL	758
International branch offices and subsidiaries of NIKE are located in Argentina, Australia, Austria, Belgium, Bermuda, Brazil, Canada, Chile, China, Croatia, the Czech Republic, Denmark, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macau, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Panama, the Philippines, Poland, Portugal, Russia, Singapore, Slovakia, Slovenia, South Africa, Spain, Sri Lanka, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Arab Emirates, the United Kingdom, Uruguay and Vietnam.

Significant Customer
No customer accounted for 10% or more of our worldwide net revenues during fiscal 2017.

Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2017 were $14.7 billion compared to $15.0 billion for the same period last year. NIKE Brand futures orders include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and digital commerce operations which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the actual currency exchange rates under which our revenues will be translated during this period. Reported futures orders are not necessarily indicative of our expectation of revenues for this period and have become less correlated due to our evolving business model. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and orders with shorter lead times, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. A portion of our revenue is not derived from futures orders, including sales with short lead times, closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our DTC in-line stores and digital commerce operations, and sales from Converse, NIKE Golf and Hurley.

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
As we continue to develop new technologies, we are simultaneously focused on the design of innovative products incorporating such technologies throughout our product categories. Using market intelligence and research, our various design teams identify opportunities to leverage new technologies in existing categories responding to consumer preferences. The proliferation of NIKE Air, Lunar, Zoom, Free, Flywire, Dri-Fit, Flyknit, Flyweave, ZoomX, React and NIKE+ technologies throughout our Running, NIKE Basketball, the Jordan Brand, Football (Soccer), Men's Training, Women's Training and Sportswear categories, among others, typifies our dedication to designing innovative products.

Manufacturing
We are supplied by approximately 127 footwear factories located in 15 countries. The largest single footwear factory accounted for approximately 8% of total fiscal 2017 NIKE Brand footwear production. Virtually all of our footwear is manufactured outside of the United States by independent contract manufacturers who often operate multiple factories. For fiscal 2017, contract factories in Vietnam, China and Indonesia manufactured approximately 46%, 27% and 21% of total NIKE Brand footwear, respectively. We also have manufacturing agreements with independent contract manufacturers in Argentina, India, Brazil, Mexico and Italy to manufacture footwear for sale primarily within those countries. For fiscal 2017, five footwear contract manufacturers each accounted for greater than 10% of footwear production and in the aggregate accounted for approximately 69% of NIKE Brand footwear production.
We are supplied by approximately 363 apparel factories located in 37 countries. The largest single apparel factory accounted for approximately 13% of total fiscal 2017 NIKE Brand apparel production. Virtually all of our apparel is manufactured outside of the United States by independent contract manufacturers which often operate multiple factories. For fiscal 2017, contract factories in China, Vietnam and Thailand produced approximately 26%, 16% and 10% of total NIKE Brand apparel, respectively. For fiscal 2017, one apparel contract manufacturer accounted for more than 10% of apparel production, and the top five contract manufacturers in the aggregate accounted for approximately 43% of NIKE Brand apparel production.

The principal materials used in our footwear products are natural and synthetic rubber, plastic compounds, foam cushioning materials, natural and synthetic leather, nylon, polyester and canvas, as well as polyurethane films used to make NIKE Air-Sole cushioning components. During fiscal 2017, Air Manufacturing Innovation, with facilities near Beaverton, Oregon and in St. Charles, Missouri, as well as independent contractors in China and Vietnam, were our suppliers of the Air-Sole cushioning components used in footwear. The principal materials used in our apparel products are natural and synthetic fabrics and threads (both virgin and recycled); specialized performance fabrics designed to efficiently wick moisture away from the body, retain heat and repel rain and/or snow; and plastic and metal hardware. NIKE’s independent contractors and suppliers buy raw materials for the manufacturing of our footwear, apparel and equipment products. Most raw materials are available and purchased by those independent contractors and suppliers in the countries where manufacturing takes place. NIKE's independent contract manufacturers and suppliers have thus far experienced little difficulty in satisfying raw material requirements for the production of our products.
Since 1972, Sojitz Corporation of America (“Sojitz America”), a large Japanese trading company and the sole owner of our redeemable preferred stock, has performed significant import-export financing services for us. During fiscal 2017, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Brazil, Canada, India, South Africa, Thailand and Uruguay, excluding products produced and sold in the same country. Approximately 6% of NIKE Brand sales occurred in those countries. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in those markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability. However, we believe that any such disruption would be short-term in duration due to the ready availability of alternative sources of financing at competitive rates. Our current agreements with Sojitz America expire on May 31, 2018 and contain a provision allowing us to extend the agreements to May 31, 2019.

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
In recent years, uncertain global and regional economic and political conditions have affected international trade and increased protectionist actions around the world. These trends are affecting many global manufacturing and service sectors, and the footwear and apparel industries, as a whole, are not immune. Companies in our industry are facing trade protectionism in many different regions, and in nearly all cases we are working together with industry groups to address trade issues and reduce the impact to the industry, while observing applicable competition laws. Notwithstanding our efforts, protectionist measures have resulted in increases in the cost of our products, and additional measures, if implemented, could adversely affect sales and/or profitability for NIKE as well as the imported footwear and apparel industry as a whole.
We monitor protectionist trends and developments throughout the world that may materially impact our industry, and we engage in administrative and judicial processes to mitigate trade restrictions. We are actively monitoring actions that may result in additional anti-dumping measures and could affect our industry. We are also monitoring for and advocating against other impediments that may limit or delay customs clearance for imports of footwear, apparel and equipment. Current U.S. policy proposals, including potential tariffs or penalties on imported goods, if enacted, may negatively affect U.S. corporations with production activities outside the U.S., including NIKE. There have also been discussions and commentary regarding potential changes to U.S. trade policies. If any of these reforms are implemented, it may become necessary for us to change the way we conduct business which may adversely affect our results of operations. In addition, with respect to trade restrictions targeting China, which represents an important sourcing country and consumer market for us, we are working with a broad coalition of global businesses and trade associations representing a wide variety of sectors to help ensure that any legislation enacted and implemented (i) addresses legitimate and core concerns, (ii) is consistent with international trade rules and (iii) reflects and considers China's domestic economy and the important role it has in the global economic community.
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

Competition
The athletic footwear, apparel and equipment industry is highly competitive on a worldwide basis. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment, including adidas, ASICS, Li Ning, lululemon athletica, Puma, Under Armour and V.F. Corporation, among others. The intense competition and the rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations.
NIKE is the largest seller of athletic footwear and apparel in the world. Important aspects of competition in this industry are:

•	Product attributes such as quality; performance and reliability; new product innovation and development and consumer price/value.

•
Consumer connection and affinity for brands and products, developed through marketing and promotion; social media interaction; customer support and service; identification with prominent and influential athletes, public figures, coaches, teams, colleges and sports leagues who endorse our brands and use our products and active engagement through sponsored sporting events and clinics.

•	Effective sourcing and distribution of products, with attractive merchandising and presentation at retail, both in-store and online.
We believe that we are competitive in all of these areas.

Trademarks and Patents
We believe that our intellectual property rights are important to our brand, our success, and our competitive position. We pursue available protections of these rights and vigorously protect them against third-party theft and infringement.
We utilize trademarks on nearly all of our products and believe having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying our brands and the Company, and in distinguishing our goods from the goods of others. We consider our NIKE and Swoosh trademarks to be among our most valuable assets and we have registered these trademarks in almost 170 jurisdictions worldwide. In addition, we own many other trademarks that we utilize in marketing our products. We own common law rights in the trade dress of several significant shoe designs and elements. For certain trade dress, we have sought and obtained trademark registrations.
We have copyright protection in our design, graphics and other original works. In some instances, we also obtain registered copyrights.
We own patents and have a patent license, facilitating our use of “Air” technologies.
We file for, own and maintain many U.S. and foreign utility patents, as well as many U.S. and foreign design patents protecting components, technologies, manufacturing techniques, features and industrial design used in various athletic and leisure footwear and apparel, athletic equipment and digital devices. These patents expire at various times.
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

Employees
As of May 31, 2017, we had approximately 74,400 employees worldwide, including retail and part-time employees. Management considers its relationship with employees to be excellent. None of our employees are represented by a union, except for certain employees in the Emerging Markets geography, where local law requires those employees to be represented by a trade union. Also, in some countries outside of the United States, local laws require employee representation by works councils (which may be entitled to information and consultation on certain Company decisions) or by organizations similar to a union. In certain European countries, we are required by local law to enter into and/or comply with industry-wide or national collective bargaining agreements. NIKE has never experienced a material interruption of operations due to labor disagreements.

Executive Officers of the Registrant
The executive officers of NIKE, Inc. as of July 20, 2017 are as follows:
Mark G. Parker, Chairman, President and Chief Executive Officer — Mr. Parker, 61, was appointed President and Chief Executive Officer in January 2006 and named Chairman of the Board in June 2016. He has been employed by NIKE since 1979 with primary responsibilities in product research, design and development, marketing and brand management. Mr. Parker was appointed divisional Vice President in charge of product development in 1987, corporate Vice President in 1989, General Manager in 1993, Vice President of Global Footwear in 1998 and President of the NIKE Brand in 2001.
Chris L. Abston, Vice President and Corporate Controller — Mr. Abston, 54, joined NIKE in 2015 from Wal-Mart Stores, Inc., where he served as Vice President, Global Controls and Governance since February 2015. Prior to that he was Vice President and Controller of Walmart International from February 2013 to January 2015, responsible for the oversight of international accounting and reporting, and Vice President and Assistant Controller of Wal-Mart Stores, Inc. from May 2011 to January 2013. Before joining Wal-Mart, Mr. Abston spent 25 years in public accounting with Ernst & Young LLP, most recently leading its Strategic Growth Markets practice as a Partner in the Dallas office.
David J. Ayre, Executive Vice President, Global Human Resources — Mr. Ayre, 57, joined NIKE as Vice President, Global Human Resources in 2007. Prior to joining NIKE, he held a number of senior human resource positions with PepsiCo, Inc. since 1990, most recently as head of Talent and Performance Rewards.
Andrew Campion, Executive Vice President and Chief Financial Officer — Mr. Campion, 45, joined NIKE in 2007 as Vice President of Global Planning and Development, leading strategic and financial planning. He was appointed Chief Financial Officer of the NIKE Brand in 2010, responsible for leading all aspects of financial management for the Company's flagship brand. In 2014, he was appointed Senior Vice President, Strategy, Finance and Investor Relations in addition to his role as Chief Financial Officer of NIKE Brand. Mr. Campion assumed the role of Executive Vice President and Chief Financial Officer in August 2015. Prior to joining NIKE, he held leadership roles in strategic planning, mergers and acquisitions, financial planning and analysis, operations and planning, investor relations and tax at The Walt Disney Company from 1996 to 2007.
Trevor A. Edwards, President, NIKE Brand — Mr. Edwards, 54, joined NIKE in 1992. He was appointed Marketing Manager, Strategic Accounts for Foot Locker in 1993, Director of Marketing for the Americas in 1995, Director of Marketing for Europe in 1997, Vice President, Marketing for Europe, Middle East and Africa in 1999 and Vice President, U.S. Brand Marketing in 2000. Mr. Edwards was appointed corporate Vice President, Global Brand Management in 2002, Vice President, Global Brand and Category Management in 2006 and President, NIKE Brand in 2013. Prior to NIKE, Mr. Edwards was with the Colgate-Palmolive Company.
Hilary K. Krane, Executive Vice President, Chief Administrative Officer and General Counsel — Ms. Krane, 53, joined NIKE as Vice President and General Counsel in April 2010. In 2011, her responsibilities expanded and she became Vice President, General Counsel and Corporate Affairs. Ms. Krane was appointed Executive Vice President, Chief Administrative Officer and General Counsel in 2013. Prior to joining NIKE, Ms. Krane was General Counsel and Senior Vice President for Corporate Affairs at Levi Strauss & Co. from 2006 to 2010. From 1996 to 2006, she was a Partner and Assistant General Counsel at PricewaterhouseCoopers LLP.

John F. Slusher, Executive Vice President, Global Sports Marketing — Mr. Slusher, 48, has been employed by NIKE since 1998 with primary responsibilities in global sports marketing. Mr. Slusher was appointed Director of Sports Marketing for Asia Pacific and Americas in 2006, divisional Vice President of Asia Pacific & Americas Sports Marketing in September 2007 and Vice President, Global Sports Marketing in November 2007. Prior to joining NIKE, Mr. Slusher was an attorney at the law firm of O’Melveny & Myers from 1995 to 1998.
Eric D. Sprunk, Chief Operating Officer — Mr. Sprunk, 53, joined NIKE in 1993. He was appointed Finance Director and General Manager of the Americas in 1994, Finance Director for NIKE Europe in 1995, Regional General Manager of NIKE Europe Footwear in 1998 and Vice President & General Manager of the Americas in 2000. Mr. Sprunk was appointed Vice President of Global Footwear in 2001, Vice President of Merchandising and Product in 2009 and Chief Operating Officer in 2013. Prior to joining NIKE, Mr. Sprunk was a certified public accountant with Price Waterhouse from 1987 to 1993.
As recently announced by the Company, Mr. Ayre will retire at the end of the calendar year. Succeeding Mr. Ayre as Executive Vice President, Global Human Resources, will be Monique Matheson. Ms. Matheson, 50, has been employed by NIKE since 1998, with primary responsibilities in the human resources function and most recently serving as Vice President, Chief Talent and Diversity Officer.

ITEM 1A. Risk Factors
Special Note Regarding Forward-Looking Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the SEC, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the SEC, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, including, without limitation, the fact that advance futures orders may not be indicative of future revenues due to changes in shipment timing, the changing mix of futures and orders with shorter lead times, and discounts, order cancellations and returns; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products; new product development and introduction; the ability to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside of the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; proposed changes to U.S. tax laws or policy, tariff and import/export regulations; changes in government regulations; the impact of, including business and legal developments relating to, climate change and natural disasters; litigation, regulatory proceedings and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE’s decision to invest in or divest of businesses and other factors referenced or incorporated by reference in this report and other reports.
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
Our products face intense competition.
NIKE is a consumer products company and the relative popularity of various sports and fitness activities and changing design trends affect the demand for our products. The athletic footwear, apparel and equipment industry is highly competitive both in the United States and worldwide. We compete internationally with a significant number of athletic and leisure footwear companies, athletic and leisure apparel companies, sports equipment companies and large companies having diversified lines of athletic and leisure footwear, apparel and equipment. We also compete with other companies for the production capacity of independent manufacturers that produce our products. Our DTC operations, both through our digital commerce operations and retail stores, also compete with multi-brand retailers selling our products.
Product offerings, technologies, marketing expenditures (including expenditures for advertising and endorsements), pricing, costs of production, customer service, digital commerce platforms and social media presence are areas of intense competition. This, in addition to rapid changes in technology and consumer preferences in the markets for athletic and leisure footwear and apparel and athletic equipment, constitute significant risk factors in our operations. In addition, the competitive nature of retail including shifts in the ways in which consumers are shopping, and the rising trend of digital commerce, constitutes a risk factor implicating our DTC and wholesale operations. If we do not adequately and timely anticipate and respond to our competitors, our costs may increase or the consumer demand for our products may decline significantly.
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
In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media environment, including our increasing reliance on social media and digital dissemination of advertising campaigns. Negative posts or comments about us on social networking applications or websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, then our product sales, financial condition and results of operations could be materially and adversely affected.

If we are unable to anticipate consumer preferences and develop new products, we may not be able to maintain or increase our revenues and profits.
Our success depends on our ability to identify, originate and define product trends as well as to anticipate, gauge and react to changing consumer demands in a timely manner. However, lead times for many of our products may make it more difficult for us to respond rapidly to new or changing product trends or consumer preferences. All of our products are subject to changing consumer preferences that cannot be predicted with certainty. Our new products may not receive consumer acceptance as consumer preferences could shift rapidly to different types of performance products or away from these types of products altogether, and our future success depends in part on our ability to anticipate and respond to these changes. If we fail to anticipate accurately and respond to trends and shifts in consumer preferences by adjusting the mix of existing product offerings, developing new products, designs, styles and categories, and influencing sports and fitness preferences through aggressive marketing, we could experience lower sales, excess inventories or lower profit margins, any of which could have an adverse effect on our results of operations and financial condition. In addition, we market our products globally through a diverse spectrum of advertising and promotional programs and campaigns, including social media, mobile applications and online advertising. If we do not successfully market our products or if advertising and promotional costs increase, these factors could have an adverse effect on our business, financial condition and results of operations.
We rely on technical innovation and high-quality products to compete in the market for our products.
Technical innovation and quality control in the design and manufacturing process of footwear, apparel and athletic equipment is essential to the commercial success of our products. Research and development play a key role in technical innovation. We rely upon specialists in the fields of biomechanics, chemistry, exercise physiology, engineering, industrial design, sustainability and related fields, as well as research committees and advisory boards made up of athletes, coaches, trainers, equipment managers, orthopedists, podiatrists and other experts to develop and test cutting-edge performance products. While we strive to produce products that help to enhance athletic performance, reduce injury and maximize comfort, if we fail to introduce technical innovation in our products, consumer demand for our products could decline, and if we experience problems with the quality of our products, we may incur substantial expense to remedy the problems.
Failure to continue to obtain or maintain high-quality endorsers of our products could harm our business.
We establish relationships with professional athletes, sports teams and leagues, as well as other public figures, to develop, evaluate and promote our products, as well as establish product authenticity with consumers. However, as competition in our industry has increased, the costs associated with establishing and retaining such sponsorships and other relationships have increased. If we are unable to maintain our current associations with professional athletes, sports teams and leagues, or other public figures, or to do so at a reasonable cost, we could lose the high visibility or on-field authenticity associated with our products, and we may be required to modify and substantially increase our marketing investments. As a result, our brands, net revenues, expenses and profitability could be harmed.
Furthermore, if certain endorsers were to stop using our products contrary to their endorsement agreements, our business could be adversely affected. In addition, actions taken by athletes, teams or leagues, or other endorsers, associated with our products that harm the reputations of those athletes, teams or leagues, or endorsers, could also seriously harm our brand image with consumers and, as a result, could have an adverse effect on our sales and financial condition. In addition, poor performance by our endorsers, a failure to continue to correctly identify promising athletes, or public figures, to use and endorse our products or a failure to enter into cost-effective endorsement arrangements with prominent athletes, public figures, and sports organizations could adversely affect our brand, sales and profitability.
Currency exchange rate fluctuations could result in lower revenues, higher costs and decreased margins and earnings.
A majority of our products are manufactured and sold outside of the United States. As a result, we conduct purchase and sale transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates globally. Additionally, there has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom's impending exit from the European Union, commonly referred to as “Brexit” and current U.S. policy proposals. Our international revenues and expenses generally are derived from sales and operations in foreign currencies, and these revenues and expenses could be affected by currency fluctuations, specifically amounts recorded in foreign currencies and translated into U.S. Dollars for consolidated financial reporting, as weakening of foreign currencies relative to the U.S. Dollar adversely affects the U.S. Dollar value of the Company's foreign currency-denominated sales and earnings. Currency exchange rate fluctuations could also disrupt the business of the independent manufacturers that produce our products by making their purchases of raw materials more expensive and more difficult to finance. Foreign currency fluctuations have adversely affected and could continue to have an adverse effect on our results of operations and financial condition.
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

•
We conduct transactions in various currencies, which increases our exposure to fluctuations in foreign currency exchange rates relative to the U.S. Dollar. Continued volatility in the markets and exchange rates for foreign currencies and contracts in foreign currencies, including in response to certain policies advocated by the U.S. presidential administration, could have a significant impact on our reported operating results and financial condition.

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
We experience moderate fluctuations in aggregate sales volume during the year. Historically, revenues in the first and fourth fiscal quarters have slightly exceeded those in the second and third fiscal quarters. However, the mix of product sales may vary considerably from time to time as a result of changes in seasonal and geographic demand for particular types of footwear, apparel and equipment and in connection with the timing of significant sporting events, such as the Olympics or the European Football Championship, among others. In addition, our customers may cancel orders, change delivery schedules or change the mix of products ordered with minimal notice. As a result, we may not be able to accurately predict our quarterly sales. Accordingly, our results of operations are likely to fluctuate significantly from period to period. This seasonality, along with other factors that are beyond our control, including general economic conditions, changes in consumer preferences, weather conditions, availability of import quotas, transportation disruptions and currency exchange rate fluctuations, could adversely affect our business and cause our results of operations to fluctuate. Our operating margins are also sensitive to a number of additional factors that are beyond our control, including manufacturing and transportation costs, shifts in product sales mix and geographic sales trends, all of which we expect to continue. Results of operations in any period should not be considered indicative of the results to be expected for any future period.
Futures orders may not be an accurate indication of our future revenues.
We utilize a futures ordering program, which allows retailers to order five to six months in advance of delivery with the commitment that their orders will be delivered within a set period of time at a fixed price. Our futures ordering program allows us to minimize the amount of products we hold in inventory, purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We currently report changes in futures orders in our periodic financial reports. Reported futures orders are not necessarily indicative of our expectation of revenues for any future period, and the relationship between reported futures and reported revenues in a given period has become less correlated over time based on our evolving business model. Differences are also due to year-over-year changes in shipment timing, changes in the mix of orders between futures and orders with shorter lead times and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, foreign currency exchange rate fluctuations, as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. Moreover, a portion of our revenue is not derived from futures orders, including sales with short lead times, closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our Direct to Consumer in-line stores and digital commerce operations, and sales from Converse, NIKE Golf and Hurley.
Our futures ordering program does not prevent excess inventories or inventory shortages, which could result in decreased operating margins, reduced cash flows and harm to our business.
We purchase products from manufacturers outside of our futures ordering program and in advance of customer orders, which we hold in inventory and resell to customers. There is a risk we may be unable to sell excess products ordered from manufacturers. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have an adverse effect on our operating results, financial condition and cash flows. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply products we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer, distributor and consumer relationships and diminish brand loyalty.
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
We extend credit to our customers based on an assessment of a customer’s financial condition, generally without requiring collateral. To assist in the scheduling of production and the shipping of our products, we offer certain customers the opportunity to place orders five to six months ahead of delivery under our futures ordering program. These advance orders may be canceled under certain conditions, and the risk of cancellation may increase when dealing with financially unstable retailers or retailers struggling with economic uncertainty. In the past, some customers have experienced financial difficulties up to and including bankruptcies, which have had an adverse effect on our sales, our ability to collect on receivables and our financial condition. When the retail economy weakens or as consumer behavior shifts, retailers may be more cautious with orders. A slowing or changing economy in our key markets could adversely affect the financial health of our customers, which in turn could have an adverse effect on our results of operations and financial condition. In addition, product sales are dependent in part on high quality merchandising and an appealing retail environment to attract consumers, which requires continuing investments by retailers. Retailers that experience financial difficulties may fail to make such investments or delay them, resulting in lower sales and orders for our products.
Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk and impair our ability to sell products.
The athletic footwear, apparel and equipment retail markets in some countries are dominated by a few large athletic footwear, apparel and equipment retailers with many stores. These retailers have in the past increased their market share by expanding through acquisitions and construction of additional stores. These situations concentrate our credit risk with a relatively small number of retailers, and, if any of these retailers were to experience a shortage of liquidity or consumer behavior shifts away from traditional retail, it would increase the risk that their outstanding payables to us may not be paid. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales and revenues.
Our Direct to Consumer operations have required and will continue to require a substantial investment and commitment of resources and are subject to numerous risks and uncertainties.
Our Direct to Consumer stores have required substantial fixed investment in equipment and leasehold improvements, information systems, inventory and personnel. We have entered into substantial operating lease commitments for retail space. Certain stores have been designed and built to serve as high-profile venues to promote brand awareness and marketing activities. Because of their unique design elements, locations and size, these stores require substantially more investment than other stores. Due to the high fixed-cost structure associated with our Direct to Consumer operations, a decline in sales, a shift in consumer behavior away from brick-and-mortar retail, or the closure or poor performance of individual or multiple stores could result in significant lease termination costs, write-offs of equipment and leasehold improvements and employee-related costs.
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
If the technology-based systems that give our customers the ability to shop with us online do not function effectively, our operating results, as well as our ability to grow our digital commerce business globally, could be materially adversely affected.
Many of our customers shop with us through our digital commerce website and mobile applications. Increasingly, customers are using tablets and smart phones to shop online with us and with our competitors and to do comparison shopping. We are increasingly using social media and proprietary mobile applications to interact with our customers and as a means to enhance their shopping experience. Any failure on our part to provide attractive, effective, reliable, user-friendly digital commerce platforms that offer a wide assortment of merchandise with rapid delivery options and that continually meet the changing expectations of online shoppers could place us at a competitive disadvantage, result in the loss of digital commerce and other sales, harm our reputation with customers, have a material adverse impact on the growth of our digital commerce business globally and could have a material adverse impact on our business and results of operations.
Risks specific to our digital commerce business also include diversion of sales from our and our retailers' brick and mortar stores, difficulty in recreating the in-store experience through direct channels and liability for online content. Our failure to successfully respond to these risks might adversely affect sales in our digital commerce business, as well as damage our reputation and brands.
Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.
We periodically discover products that are counterfeit reproductions of our products or that otherwise infringe our intellectual property rights. If we are unsuccessful in enforcing our intellectual property, continued sales of these products could adversely affect our sales and our brand and could result in a shift of consumer preference away from our products.
The actions we take to establish and protect our intellectual property rights may not be adequate to prevent imitation of our products by others. We also may be unable to prevent others from seeking to block sales of our products as violations of proprietary rights.
We may be subject to liability if third parties successfully claim that we infringe their intellectual property rights. Defending infringement claims could be expensive and time-consuming and might result in our entering into costly license agreements. We also may be subject to significant damages or injunctions against development, use, importation and/or sale of certain products.
We take various actions to prevent the unauthorized use and/or disclosure of our confidential information and intellectual property rights. Such actions include contractual measures such as entering into non-disclosure and non-compete agreements and agreements relating to our collaborations with third parties, and providing confidential information awareness training. Our controls and efforts to prevent unauthorized use and/or disclosure of confidential information and intellectual property rights might not always be effective. For example, confidential information that is related to business strategy, new technologies, mergers and acquisitions, unpublished financial results or personal data could be prematurely or inadvertently used and/or disclosed, resulting in a loss of reputation, a decline in our stock price and/or a negative impact on our market position, and could lead to damages, fines, penalties or injunctions.

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
In addition to our own sensitive and proprietary business information, we collect transactional and personal information about our customers and users of our digital experiences, which include online distribution channels and product engagement and personal fitness applications. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks. Any breach of our network, or vendor systems, may result in the loss of confidential business and financial data, misappropriation of our consumers’, users' or employees’ personal information or a disruption of our business. Any of these outcomes could have a material adverse effect on our business, including, unwanted media attention, impairment of our consumer and customer relationships, damage to our reputation and result in lost sales and consumers, fines, or lawsuits. We also may need to expend significant resources to protect against, respond to and/or redress problems caused by any breach.
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
Virtually all of our athletic footwear and apparel is manufactured outside of the United States, and the majority of our products are sold outside of the United States. Accordingly, we are subject to the risks generally associated with global trade and doing business abroad, which include foreign laws and regulations, varying consumer preferences across geographic regions, political unrest, disruptions or delays in cross-border shipments and changes in economic conditions in countries in which our products are manufactured or where we sell products. This includes, for example, the uncertainty surrounding the effect of Brexit, including changes to the legal and regulatory framework that apply to the United Kingdom and its relationship with the European Union, as well as the current proposals affecting trade policy in the U.S. The U.S. presidential administration has indicated a focus on policy reforms that discourage U.S. corporations from outsourcing manufacturing and production activities to foreign jurisdictions, including through potential tariffs or penalties on goods manufactured outside the U.S. If any of these reforms are implemented, it may become necessary for us to change the way we conduct business which may adversely affect our results of operations. The administration has also targeted the specific practices of certain U.S. multinational corporations in public statements which, if directed at us, could harm our reputation or otherwise negatively impact our business.
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
Portions of our operations are subject to a reduced tax rate or are free of tax under various tax holidays and rulings that expire in whole or in part from time to time. These tax holidays and rulings may be extended when certain conditions are met, or terminated if certain conditions are not met. If the tax holidays and rulings are not extended, or if we fail to satisfy the conditions of the reduced tax rate, our effective income tax rate would increase in the future.
We are also subject to the examination of our tax returns by the United States Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes. Although we believe our tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from our historical income tax provisions and accruals. The results of audits or related disputes could have an adverse effect on our financial statements for the period or periods for which the applicable final determinations are made. For example, we and our subsidiaries are engaged in a number of intercompany transactions across multiple tax jurisdictions. Although we believe we have clearly reflected the economics of these transactions and the proper local transfer pricing documentation is in place, tax authorities may propose and sustain adjustments that could result in changes that may impact our mix of earnings in countries with differing statutory tax rates.
Proposed changes to U.S. tax law or policy, tariff and import/export regulations may have a material adverse effect on our business, financial condition and results of operations.
During, and following, the recent U.S. presidential election, there has been discussion and commentary regarding potential significant changes to U.S. trade policies, legislation, treaties and tariffs, including NAFTA and trade policies and tariffs affecting China. There have also been discussions of a disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products. It is unknown at this time whether and to what extent new legislation will be passed into law, pending or new regulatory proposals will be adopted, international trade agreements will be negotiated, or the effect that any such action would have, either positively or negatively, on our industry, or on us. The Company, similar to many other multinational corporations, does a significant amount of business that would be impacted by these changes. If any new legislation and/or regulations are implemented, or if existing trade agreements are renegotiated, it may be time-consuming and expensive for us to alter our business operations in order to adapt to or comply with such changes. Such operational changes could have a material adverse effect on our business, financial condition and results of operations.
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
NIKE is supplied by approximately 127 footwear factories located in 15 countries. We do not own or operate any of our own footwear manufacturing facilities and depend upon independent contract manufacturers to manufacture all of the footwear products we sell. In fiscal 2017, five footwear contract manufacturers each accounted for greater than 10% of fiscal 2017 footwear production and in aggregate accounted for approximately 69% of NIKE Brand footwear production in fiscal 2017. Our ability to meet our customers' needs depends on our ability to maintain a steady supply of products from our independent contract manufacturers. If one or more of our significant suppliers were to sever their relationship with us or significantly alter the terms of our relationship, we may not be able to obtain replacement products in a timely manner, which could have a material adverse effect on our sales, financial condition or results of operations. Additionally, if any of our primary contract manufacturers fail to make timely shipments, do not meet our quality standards or otherwise fail to deliver us product in accordance with our plans, there could be a material adverse effect on our results of operations.
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
Because independent manufacturers make a majority of our products outside of our principal sales markets, our products must be transported by third parties over large geographic distances. Delays in the shipment or delivery of our products due to the availability of transportation, work stoppages, port strikes, infrastructure congestion or other factors, and costs and delays associated with consolidating or transitioning between manufacturers, could adversely impact our financial performance. In addition, manufacturing delays or unexpected demand for our products may require us to use faster, but more expensive, transportation methods such as air freight, which could adversely affect our profit margins. The cost of oil is a significant component in manufacturing and transportation costs, so increases in the price of petroleum products can adversely affect our profit margins. Current U.S. trade policy proposals, including potential changes to import tariffs and existing trade policies and agreements, could also have a significant impact on our activities in foreign jurisdictions, and could adversely affect our results of operations.
In addition, Sojitz America performs significant import-export financing services for the Company. During fiscal 2017, Sojitz America provided financing and purchasing services for NIKE Brand products sold in certain NIKE markets including Argentina, Uruguay, Brazil, Canada, India, South Africa and Thailand (collectively the “Sojitz Markets”), excluding products produced and sold in the same country. Any failure of Sojitz America to provide these services or any failure of Sojitz America’s banks could disrupt our ability to acquire products from our suppliers and to deliver products to our customers in the Sojitz Markets. Such a disruption could result in canceled orders that would adversely affect sales and profitability.
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
We are heavily dependent on information technology systems and networks, including the Internet and third-party services (“Information Technology Systems”), across our supply chain, including product design, production, forecasting, ordering, manufacturing, transportation, sales and distribution, as well as for processing financial information for external and internal reporting purposes, retail operations and other business activities. Information Technology Systems are critical to many of our operating activities and our business processes and may be negatively impacted by any service interruption or shutdown. For example, our ability to effectively manage and maintain our inventory and to ship products to customers on a timely basis depends significantly on the reliability of these Information Technology Systems. Over a number of years, we have implemented Information Technology Systems in all of the geographical regions in which we operate. Our work to integrate, secure and enhance these systems and related processes in our global operations is ongoing and NIKE will continue to invest in these efforts. The failure of these systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes, or failure to properly maintain, protect, repair or upgrade systems, or problems with transitioning to upgraded or replacement systems could cause delays in product fulfillment and reduced efficiency of our operations, could require significant capital investments to remediate the problem and may have an adverse effect on our reputation, results of operations and financial condition.
We also use Information Technology Systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. If Information Technology Systems suffer severe damage, disruption or shutdown and our business continuity plans, or those of our vendors, do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results, which could result in lost revenues and profits, as well as reputational damage. Furthermore, we depend on Information Technology Systems and personal data collection and use for digital marketing, digital commerce, consumer engagement and the marketing and use of our digital products and services. We also rely on our ability to engage in electronic communications throughout the world between and among our employees as well as with other third parties, including customers, suppliers, vendors and consumers. Any interruption in Information Technology Systems may impede our ability to engage in the digital space and result in lost revenues, damage to our reputation, and loss of users.

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
From time to time, we may invest in technology, business infrastructure, new businesses, product offering and manufacturing innovation and expansion of existing businesses, such as our digital commerce operations, which require substantial cash investments and management attention. We believe cost-effective investments are essential to business growth and profitability. However, significant investments are subject to typical risks and uncertainties inherent in developing a new business or expanding an existing business. The failure of any significant investment to provide expected returns or profitability could have a material adverse effect on our financial results and divert management attention from more profitable business operations.
We are subject to litigation and other legal and regulatory proceedings, which could have an adverse effect on our business, financial condition and results of operations.
As a multinational corporation with operations and distribution channels throughout the world, we are involved in various types of claims, lawsuits, regulatory proceedings and government investigations relating to our business, our products and the actions of our employees and representatives, including contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. It is not possible to predict with certainty the outcome of any such legal or regulatory proceedings or investigations, and we could in the future incur judgments, fines or penalties, or enter into settlements of lawsuits and claims that could have a material adverse effect on our business, financial condition and results of operations and negatively impact our reputation. The global nature of our business means that legal and compliance risks will continue to exist and additional legal proceedings and other contingencies will arise from time to time, which could adversely affect us. In addition, any current or future legal or regulatory proceedings could divert management’s attention from our operations and result in substantial legal fees.
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
As of June 30, 2017, Swoosh, LLC beneficially owned more than 78% of our Class A Common Stock. If, on June 30, 2017, all of these shares were converted into Class B Common Stock, the commensurate ownership percentage of our Class B Common Stock would be approximately 16%. The shares are available for resale, subject to the requirements of the U.S. securities laws and the terms of the limited liability company agreement governing Swoosh, LLC. The sale or prospect of a sale of a substantial number of these shares could have an adverse effect on the market price of our common stock. Swoosh, LLC was formed by Philip H. Knight, our Chairman Emeritus, to hold the majority of his shares of Class A Common Stock. On June 30, 2016, Mr. Knight sold his voting interest in Swoosh, LLC to a trust controlled by his son and NIKE director, Travis Knight.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition, allowance for uncollectible accounts receivable, inventory reserves, contingent payments under endorsement contracts, accounting for property, plant and equipment and definite-lived assets, hedge accounting for derivatives, stock-based compensation, income taxes and other contingencies. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class B Common Stock.
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
Our Class B Common Stock is traded publicly, and at any given time various securities analysts follow our financial results and issue reports on us. These reports include information about our historical financial results as well as analysts’ estimates of our future performance. Analysts’ estimates are based upon their own opinions and are often different from our estimates or expectations. If our operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline. In the past, securities class action litigation has been brought against NIKE and other companies following a decline in the market price of their securities. If our stock price is volatile for any reason, we may become involved in this type of litigation in the future. Any litigation could result in reputational damage, substantial costs and a diversion of management’s attention and resources that are needed to successfully run our business.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
The following is a summary of principal properties owned or leased by NIKE:
The NIKE World Campus, owned by NIKE and located near Beaverton, Oregon, USA, is a 400-acre site consisting of over 40 buildings which, together with adjacent leased properties, functions as our world headquarters and is occupied by approximately 10,800 employees engaged in management, research, design, development, marketing, finance and other administrative functions serving nearly all of our divisions. We also lease various office facilities in the surrounding metropolitan area. We lease a similar, but smaller, administrative facility in Hilversum, the Netherlands, which serves as the headquarters for the Western Europe and Central & Eastern Europe geographies and management of certain brand functions for our non-U.S. operations. We also lease an office complex in Shanghai, China, our headquarters for Greater China, occupied by employees focused on implementing our wholesale, DTC and merchandising strategies in the region, among other functions. In the United States, NIKE has six significant distribution centers located in Memphis, Tennessee, two of which are owned and four are leased. NIKE Brand apparel and equipment are also shipped from our Foothill Ranch, California distribution center, which we lease. Smaller leased distribution facilities are located in various parts of the United States. We also own or lease distribution and customer service facilities outside the United States. The most significant are the distribution facilities located in Laakdal, Belgium; Taicang, China; Tomisato, Japan and Incheon, Korea, all of which we own.
Air Manufacturing Innovation manufactures Air-Sole cushioning components at NIKE-owned facilities and one leased facility located near Beaverton, Oregon and in St. Charles, Missouri. Air Manufacturing Innovation also manufactures and sells small amounts of various other plastic products to other manufacturers.
Aside from the principal properties described above, we lease many offices worldwide for sales and administrative purposes. We lease approximately 1,141 retail stores worldwide, which consist primarily of factory outlet stores. See “United States Market” and “International Markets” in Part I of this Report. Our leases expire at various dates through the year 2033.
ITEM 3. Legal Proceedings
There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or of which any of our property is the subject.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
NIKE’s Class B Common Stock is listed on the New York Stock Exchange and trades under the symbol NKE. At July 17, 2017, there were 22,698 holders of record of our Class B Common Stock and 15 holders of record of our Class A Common Stock. These figures do not include beneficial owners who hold shares in nominee name. The Class A Common Stock is not publicly traded but each share is convertible upon request of the holder into one share of Class B Common Stock. Refer to Selected Quarterly Financial Data in Part II, Item 6 of this Report for information regarding quarterly high and low sales prices for the Class B Common Stock as reported on the New York Stock Exchange Composite Tape, and dividends declared on the Class A and Class B Common Stock.
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of May 31, 2017, the Company had repurchased 79.8 million shares at an average price of $55.63 per share for a total approximate cost of $4.4 billion under this program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended May 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
March 1 — March 31, 2017	3,450,000	$56.87	3,450,000	$8,186
April 1 — April 30, 2017	4,628,851	$55.68	4,628,851	$7,929
May 1 — May 31, 2017	6,829,025	$53.61	6,829,025	$7,563
	14,907,876	$55.00	14,907,876

Performance Graph
The following graph demonstrates a five-year comparison of cumulative total returns for NIKE’s Class B Common Stock, the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. The graph assumes an investment of $100 on May 31, 2012 in each of our Class B Common Stock, and the stocks comprising the Standard & Poor’s 500 Stock Index, the Standard & Poor’s Apparel, Accessories & Luxury Goods Index and the Dow Jones U.S. Footwear Index. Each of the indices assumes that all dividends were reinvested on the day of issuance.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG NIKE, INC.; S&P 500 INDEX; S&P APPAREL, ACCESSORIES & LUXURY GOODS INDEX AND THE DOW JONES U.S. FOOTWEAR INDEX
The Dow Jones U.S. Footwear Index consists of NIKE, Deckers Outdoor Corp., Wolverine World Wide, Inc., Skechers U.S.A., Inc. and Steven Madden, Ltd., among other companies. Because NIKE is part of the Dow Jones U.S. Footwear Index, the price and returns of NIKE stock have a substantial effect on this index. The Standard & Poor’s Apparel, Accessories & Luxury Goods Index consists of V.F. Corporation, Coach, Inc., Ralph Lauren Corporation, Under Armour, Inc. and Michael Kors Holdings Limited, among other companies. The Dow Jones U.S. Footwear Index and the Standard & Poor’s Apparel, Accessories & Luxury Goods Index include companies in two major lines of business in which the Company competes. The indices do not encompass all of the Company’s competitors, nor all product categories and lines of business in which the Company is engaged.
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

(In millions, except per share data and financial ratios)	Financial History
	2017	2016	2015	2014	2013
Year Ended May 31,
Revenues	$34,350	$32,376	$30,601	$27,799	$25,313
Gross profit	15,312	14,971	14,067	12,446	11,034
Gross margin	44.6%	46.2%	46.0%	44.8%	43.6%
Net income from continuing operations	4,240	3,760	3,273	2,693	2,451
Net income (loss) from discontinued operations	—	—	—	—	21
Net income	4,240	3,760	3,273	2,693	2,472
Earnings per common share from continuing operations:
Basic	2.56	2.21	1.90	1.52	1.37
Diluted	2.51	2.16	1.85	1.49	1.34
Earnings per common share from discontinued operations:
Basic	—	—	—	—	0.01
Diluted	—	—	—	—	0.01
Weighted average common shares outstanding	1,657.8	1,697.9	1,723.5	1,766.7	1,794.6
Diluted weighted average common shares outstanding	1,692.0	1,742.5	1,768.8	1,811.6	1,832.9
Cash dividends declared per common share	0.70	0.62	0.54	0.47	0.41
Cash flow from operations, inclusive of discontinued operations	3,640	3,096	4,680	3,013	3,032
Price range of common stock:
High	60.33	68.19	52.75	40.13	32.96
Low	49.01	47.25	36.57	29.56	21.95
At May 31,
Cash and equivalents	$3,808	$3,138	$3,852	$2,220	$3,337
Short-term investments	2,371	2,319	2,072	2,922	2,628
Inventories	5,055	4,838	4,337	3,947	3,484
Working capital, excluding assets and liabilities of discontinued operations(1)	10,587	9,667	9,225	8,319	9,391
Total assets, excluding assets of discontinued operations(1)(2)	23,259	21,379	21,590	18,579	17,531
Long-term debt(2)	3,471	1,993	1,072	1,191	1,201
Capital lease obligations(3)	27	15	5	74	81
Redeemable preferred stock	0.3	0.3	0.3	0.3	0.3
Shareholders’ equity	12,407	12,258	12,707	10,824	11,081
Year-end stock price	52.99	55.22	50.84	38.46	30.83
Market capitalization	87,084	92,867	87,044	66,921	55,124
Financial Ratios:
Return on equity	34.4%	30.1%	27.8%	24.6%	23.1%
Return on assets(2)	19.0%	17.5%	16.3%	14.9%	15.3%
Inventory turns	3.8	3.8	4.0	4.1	4.2
Current ratio at May 31	2.9	2.8	2.5	2.7	3.4
Price/Earnings ratio at May 31	21.1	25.6	27.5	25.9	22.8

(1)
Liabilities of discontinued operations were $0 million, $0 million, $0 million, $0 million and $18 million for the years ended May 31, 2017, 2016, 2015, 2014 and 2013, respectively. There were no assets of discontinued operations for the years presented.

(2)
Prior year amounts have been updated to reflect the adoption of Accounting Standards Update No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires all debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability on the balance sheet. Refer to Recently Adopted Accounting Standards in Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements.

(3)	During the fiscal year ended May 31, 2015, the Company restructured the terms of certain capital leases, which subsequently qualified as operating leases.

Selected Quarterly Financial Data

(Unaudited) (In millions, except per share data)	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$9,061	$8,414	$8,180	$7,686	$8,432	$8,032	$8,677	$8,244
Gross profit	4,123	3,995	3,616	3,501	3,750	3,689	3,823	3,786
Gross margin	45.5%	47.5%	44.2%	45.6%	44.5%	45.9%	44.1%	45.9%
Net income	1,249	1,179	842	785	1,141	950	1,008	846
Earnings per common share:
Basic	0.75	0.69	0.51	0.46	0.69	0.56	0.61	0.50
Diluted	0.73	0.67	0.50	0.45	0.68	0.55	0.60	0.49
Weighted average common shares outstanding	1,672.0	1,709.0	1,659.1	1,706.5	1,653.1	1,693.8	1,646.9	1,682.4
Diluted weighted average common shares outstanding	1,708.9	1,754.5	1,693.2	1,751.4	1,686.3	1,737.3	1,678.6	1,723.1
Cash dividends declared per common share	0.16	0.14	0.18	0.16	0.18	0.16	0.18	0.16
Price range of common stock:
High	60.33	58.86	59.18	67.65	58.42	68.19	59.00	65.44
Low	51.48	47.25	49.01	54.01	50.06	53.64	50.81	55.17

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites and mobile applications (which we refer to collectively as our “Direct to Consumer” or “DTC” operations), and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by building a profitable global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences at retail, online and through mobile applications.
In June 2017, we announced the Consumer Direct Offense, a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. Leveraging the power of digital, NIKE will drive growth — by accelerating innovation and product creation, moving even closer to the consumer through key cities, and deepening one-to-one connections.
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
- Making our supply chain a competitive advantage by investing in new technologies that increase automation, help reduce waste and have long-term potential to increase both customization of our products and speed to market; and
- Driving growth in our higher gross margin DTC business, led by digital commerce, as part of an integrated marketplace growth strategy across our DTC and wholesale operations.

•	Optimizing selling and administrative expense by focusing on:
- Investments in consumer engagement that drive economic returns in the form of incremental revenue and gross profit;
- Infrastructure investments that improve the efficiency and effectiveness of our operations; and
- Investments in key areas of future growth, including our DTC business.

•	Managing working capital efficiency; and

•	Deploying capital effectively.
Through execution of this strategy, our long-term financial goals through fiscal 2020, on average per year, are as follows:

•	High single-digit to low double-digit revenue growth;

•	Mid-teens earnings per share growth;

•	High-twenties to low-thirties percentage rate of return on invested capital;

•	Free cash flow growing faster than net income; and

•	Sustainable, profitable, long-term growth through effective management of our diversified portfolio of businesses.
Over the past ten years, we have achieved many of our financial goals. During this time, revenues and diluted earnings per common share for NIKE, Inc., inclusive of both continuing and discontinued operations, have grown 8% and 13%, respectively, on an annual compounded basis. We expanded gross margin by approximately 70 basis points, and our return on invested capital has increased from 21.9% to 34.7%.
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
Our fiscal 2017 results demonstrated the power of the NIKE, Inc. portfolio to deliver continued growth and expanding profitability. Despite foreign currency headwinds, we achieved record revenues and earnings per share for fiscal 2017. NIKE, Inc. Revenues grew 6% to $34.4 billion, Net income increased 13% and diluted earnings per common share grew 16% to $2.51. We also delivered strong cash returns to shareholders while investing for long-term growth.
Earnings before interest and income taxes (“EBIT”) increased 7% for fiscal 2017, driven by revenue growth and selling and administrative expense leverage, partially offset by gross margin contraction. The increase in revenues was driven by growth across all NIKE Brand geographies and Converse, footwear and apparel, and several key categories. This broad-based growth was primarily fueled by:

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

•	Strong category retail presentation through digital commerce and NIKE-owned and retail partner stores.
NIKE, Inc. gross margin decreased 160 basis points primarily due to higher product costs and foreign currency exchange rate headwinds, which more than offset higher full-price average selling price (ASP). At current rates, we anticipate foreign currency exchange rate headwinds will continue to negatively impact gross margin and Net income in fiscal 2018.

Converse revenues increased 4% and EBIT declined 2%, as growth in direct distribution markets and lower selling and administrative expense were more than offset by lower gross margin, primarily a result of the negative impact of changes in foreign currency exchange rates and higher product costs, as well as the unfavorable impact of lower licensing revenues primarily due to market transitions.
For fiscal 2017, the growth in Net income was positively affected by a year-over-year decrease in our effective tax rate of 550 basis points primarily due to a one-time benefit in the first quarter of the fiscal year related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and a decrease in foreign earnings taxed in the United States. Diluted earnings per common share grew at a higher rate than Net income due to a 3% decrease in the weighted average diluted common shares outstanding, driven by our share repurchase program.
While foreign currency markets remain volatile, we continue to see opportunities to drive future growth and profitability, and remain committed to effectively managing our business to achieve our financial goals over the long-term by executing against the operational strategies outlined above.
Use of Non-GAAP Financial Measures
Throughout this Annual Report on Form 10-K, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues and currency-neutral revenues, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no Direct to Consumer operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our Direct to Consumer operations, which are charged at prices that are comparable to prices charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations.
Management uses these non-GAAP financial measures when evaluating the Company’s performance, including when making financial and operating decisions. Additionally, management believes these non-GAAP financial measures provide investors with additional financial information that should be considered when assessing our underlying business performance and trends. However, references to wholesale equivalent revenues and currency-neutral revenues should not be considered in isolation or as a substitute for other financial measures calculated and presented in accordance with U.S. GAAP and may not be comparable to similarly titled non-GAAP measures used by other companies.

Results of Operations

(Dollars in millions, except per share data)	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
Revenues	$34,350	$32,376	6%	$30,601	6%
Cost of sales	19,038	17,405	9%	16,534	5%
Gross profit	15,312	14,971	2%	14,067	6%
Gross margin	44.6%	46.2%		46.0%
Demand creation expense	3,341	3,278	2%	3,213	2%
Operating overhead expense	7,222	7,191	0%	6,679	8%
Total selling and administrative expense	10,563	10,469	1%	9,892	6%
% of revenues	30.8%	32.3%		32.3%
Interest expense (income), net	59	19	—	28	—
Other (income) expense, net	(196)	(140)	—	(58)	—
Income before income taxes	4,886	4,623	6%	4,205	10%
Income tax expense	646	863	-25%	932	-7%
Effective tax rate	13.2%	18.7%		22.2%
NET INCOME	$4,240	$3,760	13%	$3,273	15%
Diluted earnings per common share	$2.51	$2.16	16%	$1.85	17%

Consolidated Operating Results
Revenues

(Dollars in millions)	Fiscal 2017	Fiscal 2016(1)	% Change	% Change Excluding Currency Changes(2)	Fiscal 2015(1)	% Change	% Change Excluding Currency Changes(2)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$21,081	$19,871	6%	8%	$18,318	8%	15%
Apparel	9,654	9,067	6%	9%	8,637	5%	11%
Equipment	1,425	1,496	-5%	-3%	1,631	-8%	-2%
Global Brand Divisions(3)	73	73	0%	2%	115	-37%	-30%
Total NIKE Brand Revenues	32,233	30,507	6%	8%	28,701	6%	13%
Converse	2,042	1,955	4%	6%	1,982	-1%	2%
Corporate(4)	75	(86)	—	—	(82)	—	—
TOTAL NIKE, INC. REVENUES	$34,350	$32,376	6%	8%	$30,601	6%	12%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$23,078	$22,577	2%	5%	$21,952	3%	9%
Sales Direct to Consumer	9,082	7,857	16%	18%	6,634	18%	25%
Global Brand Divisions(3)	73	73	0%	2%	115	-37%	-30%
TOTAL NIKE BRAND REVENUES	$32,233	$30,507	6%	8%	$28,701	6%	13%
NIKE Brand Revenues on a Wholesale Equivalent Basis:(5)
Sales to Wholesale Customers	$23,078	$22,577	2%	5%	$21,952	3%	9%
Sales from our Wholesale Operations to Direct to Consumer Operations	5,616	4,672	20%	22%	3,881	20%	27%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$28,694	$27,249	5%	8%	$25,833	5%	12%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Men's	$16,041	$15,410	4%	6%	$14,689	5%	11%
Women's	6,644	6,296	6%	8%	5,732	10%	17%
Young Athletes'	4,838	4,560	6%	8%	4,301	6%	11%
Others(6)	1,171	983	19%	21%	1,111	-12%	-4%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$28,694	$27,249	5%	8%	$25,833	5%	12%
NIKE Brand Wholesale Equivalent Revenues by:(5)
Running	$5,278	$5,017	5%	8%	$4,863	3%	10%
NIKE Basketball	1,292	1,378	-6%	-5%	1,385	-1%	2%
Jordan Brand	3,099	2,753	13%	13%	2,329	18%	21%
Football (Soccer)	1,987	2,143	-7%	-4%	2,250	-5%	7%
Men’s Training	2,617	2,611	0%	1%	2,545	3%	6%
Women’s Training	1,265	1,344	-6%	-4%	1,281	5%	11%
Action Sports	596	655	-9%	-7%	667	-2%	3%
Sportswear	8,587	7,513	14%	17%	6,604	14%	22%
Golf	579	706	-18%	-18%	769	-8%	-6%
Others(7)	3,394	3,129	8%	11%	3,140	0%	6%
TOTAL NIKE BRAND WHOLESALE EQUIVALENT REVENUES	$28,694	$27,249	5%	8%	$25,833	5%	12%

(1)	Certain prior year amounts have been reclassified to conform to fiscal 2017 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

(2)
Results have been restated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

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

(5)
References to NIKE Brand wholesale equivalent revenues, which are considered non-GAAP financial measures, are intended to provide context as to the total size of our NIKE Brand market footprint if we had no Direct to Consumer operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our Direct to Consumer operations, which are charged at prices that are comparable to prices charged to external wholesale customers.

(6)
Others include all unisex products, equipment and other products not allocated to Men’s, Women’s and Young Athletes’, as well as certain adjustments that are not allocated to products designated by gender or age.

(7)	Others include all other categories and certain adjustments that are not allocated at the category level.
Fiscal 2017 Compared to Fiscal 2016
On a constant-currency basis, NIKE, Inc. Revenues grew 8% for fiscal 2017, primarily driven by higher revenues for the NIKE Brand and Converse. All NIKE Brand geographies delivered higher revenues for fiscal 2017 as our category offense continued to deliver innovative products, deep brand connections and compelling retail experiences to consumers online and at NIKE-owned and retail partner stores, driving demand for NIKE Brand products. Revenue growth was broad-based as Greater China, Western Europe, Emerging Markets and North America each contributed approximately 2 percentage points of the increase in NIKE, Inc. Revenues.
On a currency-neutral basis, NIKE Brand footwear and apparel revenues increased 8% and 9%, respectively, for fiscal 2017, while NIKE Brand equipment revenues decreased 3%. On a category basis, the increase in NIKE Brand footwear revenues was driven by strong growth in Sportswear, the Jordan Brand and Running. Footwear unit sales for fiscal 2017 increased 7%, with higher ASP per pair contributing approximately 1 percentage point of footwear revenue growth, primarily driven by higher full-price and off-price ASPs, partially offset by the impact of higher off-price sales.
The constant-currency increase in NIKE Brand apparel revenues for fiscal 2017 was fueled by growth in several key categories, most notably Sportswear, Men’s Training and Running. Unit sales of apparel increased 6%, while higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price ASP and, to a lesser extent, growth in our higher-priced DTC business.
While wholesale revenues remain the largest component of overall NIKE Brand revenues, we continue to expand our DTC businesses in each of our geographies. Our NIKE Brand DTC operations include NIKE-owned in-line and factory stores, as well as NIKE-owned digital commerce. For fiscal 2017, DTC revenues represented approximately 28% of our total NIKE Brand revenues compared to 26% for fiscal 2016. On a currency-neutral basis, DTC revenues increased 18% for fiscal 2017, driven by strong digital commerce sales growth of 30%, the addition of new stores and 7% comparable store sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a reported basis, digital commerce sales through NIKE-owned websites and mobile applications, which are not included in comparable store sales, were $2.2 billion for fiscal 2017 compared to $1.7 billion for fiscal 2016 and represented approximately 24% of our total NIKE Brand DTC revenues for fiscal 2017 compared to 22% for fiscal 2016.
On a wholesale equivalent and currency-neutral basis, fiscal 2017 NIKE Brand Men’s revenues increased 6%, driven by significant growth in Sportswear, Running and the Jordan Brand, while Women's revenues increased 8%, led by growth in Sportswear and Running. Revenues for our Young Athletes' business increased 8%, with growth across multiple categories, most notably the Jordan Brand.
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, NIKE, Inc. Revenues grew 12% for fiscal 2016, primarily driven by higher revenues for the NIKE Brand. Every NIKE Brand geography grew revenues for fiscal 2016. North America contributed approximately 4 percentage points of the increase in NIKE, Inc. Revenues, while Greater China and Western Europe each contributed approximately 3 percentage points, Emerging Markets contributed approximately 2 percentage points and Central & Eastern Europe contributed approximately 1 percentage point.
On a constant-currency basis, NIKE Brand footwear and apparel revenues increased 15% and 11%, respectively, for fiscal 2016, while NIKE Brand equipment revenues decreased 2%. The increase in NIKE Brand footwear revenues for fiscal 2016 was driven by growth in nearly every key category, including strong growth in Sportswear, the Jordan Brand and Running. Footwear unit sales for fiscal 2016 increased 9%, with higher ASP per pair contributing approximately 6 percentage points of footwear revenue growth. Higher ASP per pair was driven by higher full-price ASP, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
The constant-currency increase in NIKE Brand apparel revenues for fiscal 2016 was attributable to growth in most key categories, led by Sportswear, Men’s Training, Running, Women’s Training and Football (Soccer). Apparel unit sales for fiscal 2016 increased 7%. Higher ASP per unit contributed approximately 4 percentage points of apparel revenue growth, primarily due to higher full-price ASP and growth in our higher-priced DTC business.
For fiscal 2016, DTC revenues represented approximately 26% of our total NIKE Brand revenues compared to 23% in fiscal 2015. On a currency-neutral basis, DTC revenues increased 25% for fiscal 2016, driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 10%. Digital commerce sales through NIKE-owned websites, which are not included in comparable store sales, grew 51% in fiscal 2016. Digital commerce sales grew 59% in fiscal 2015. For fiscal 2016, digital commerce sales represented approximately 22% of our total NIKE Brand DTC revenues compared to 18% for fiscal 2015.
On a wholesale equivalent basis and excluding the effects of changes in foreign currency exchange rates, fiscal 2016 NIKE Brand Men’s revenues increased 11%, driven by growth in Sportswear and the Jordan Brand, while Women’s revenues increased 17%, led by Sportswear, Running and Women’s Training. Revenues for our Young Athletes’ business increased 11%, with growth across multiple categories, most notably the Jordan Brand.

Futures Orders
Futures orders for NIKE Brand footwear and apparel scheduled for delivery from June through November 2017 totaled $14.7 billion, 2% lower than the orders reported for the comparable prior year period. NIKE Brand futures orders include (1) orders from external wholesale customers and (2) internal orders from our DTC in-line stores and digital commerce operations, which are reflected at prices that are comparable to prices charged to external wholesale customers. The U.S. Dollar futures orders amount is calculated based upon our internal forecast of the currency exchange rates under which our revenues will be translated during this period.
By geography, futures orders were as follows:

	Reported Futures Orders	Excluding Currency Changes(1)
North America	-10%	-10%
Western Europe	1%	3%
Central & Eastern Europe	-3%	-1%
Greater China	7%	12%
Japan	-7%	3%
Emerging Markets	9%	12%
TOTAL NIKE BRAND FUTURES ORDERS	-2%	0%

(1)
Futures orders have been calculated using prior year exchange rates for the comparative period to enhance the visibility of the underlying business trends excluding the impact of foreign currency exchange rate fluctuations.

Reported futures orders are not necessarily indicative of our expectation of revenue growth during this period and have become less correlated due to our evolving business model. This is due to year-over-year changes in shipment timing, changes in the mix of orders between futures and orders with shorter lead times, and because the fulfillment of certain orders may fall outside of the schedule noted above. In addition, foreign currency exchange rate fluctuations as well as differing levels of order cancellations, discounts and returns can cause differences in the comparisons between futures orders and actual revenues. A portion of our revenue is not derived from futures orders, including sales with short lead times, closeout NIKE Brand footwear and apparel, all sales of NIKE Brand equipment, the difference between retail sales and internal orders from our DTC in-line stores and digital commerce operations, and sales from Converse, NIKE Golf and Hurley.
Gross Margin

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
Gross profit	$15,312	$14,971	2%	$14,067	6%
Gross margin	44.6%	46.2%	(160) bps	46.0%	20 bps
Fiscal 2017 Compared to Fiscal 2016
For fiscal 2017, our consolidated gross margin was 160 basis points lower than fiscal 2016, primarily driven by the following factors:

•	Higher NIKE Brand full-price ASP, net of discounts, (increasing gross margin approximately 70 basis points) aligned with our strategy to deliver innovative, premium products to the consumer;

•
Higher NIKE Brand product costs (decreasing gross margin approximately 100 basis points) as an increase in the mix of higher cost products and labor input cost inflation more than offset lower material input costs;

•	Unfavorable changes in foreign currency exchange rates, net of hedges, (decreasing gross margin approximately 90 basis points); and

•	Lower NIKE Brand DTC margins (decreasing gross margin approximately 20 basis points) reflecting the impact of higher off-price sales.
Fiscal 2016 Compared to Fiscal 2015
For fiscal 2016, our consolidated gross margin was 20 basis points higher than fiscal 2015, primarily attributable to the following factors:

•
Higher NIKE Brand full-price ASP, net of discounts, (increasing gross margin approximately 190 basis points) aligned with our strategy to deliver innovative, premium products with higher prices and, to a lesser extent, due to price increases reflecting inflationary conditions in certain territories;

•	Growth in our higher-margin DTC business (increasing gross margin approximately 20 basis points);

•
Higher NIKE Brand product costs (decreasing gross margin approximately 70 basis points) as shifts in mix to higher-cost products and labor input cost inflation were only partially offset by lower material input costs;

•	Higher off-price mix (decreasing gross margin approximately 30 basis points), primarily reflecting the impacts from clearing excess inventory in North America;

•	Unfavorable changes in foreign currency exchange rates, net of hedges, (decreasing gross margin approximately 40 basis points);

•	Higher other costs (decreasing gross margin approximately 20 basis points), primarily due to higher product design and development costs; and

•	Lower gross margin from Converse (decreasing gross margin approximately 20 basis points), primarily resulting from shifts in mix to lower-margin products.

Total Selling and Administrative Expense

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
Demand creation expense(1)	$3,341	$3,278	2%	$3,213	2%
Operating overhead expense	7,222	7,191	0%	6,679	8%
Total selling and administrative expense	$10,563	$10,469	1%	$9,892	6%
% of revenues	30.8%	32.3%	(150) bps	32.3%	—

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Fiscal 2017 Compared to Fiscal 2016
Demand creation expense increased 2% for fiscal 2017 compared to fiscal 2016, driven by higher sports marketing costs, as well as higher marketing and advertising costs, primarily to support key sporting events including the Rio Olympics and European Football Championship. These increases were partially offset by lower retail brand presentation costs. Changes in foreign currency exchange rates reduced Demand creation expense by approximately 1 percentage point.
Operating overhead expense was flat compared to fiscal 2016 as continued investments in our growing DTC business were offset by administrative cost efficiencies and lower variable compensation. Changes in foreign currency exchange rates reduced Operating overhead expense by approximately 1 percentage point for fiscal 2017.
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
Operating overhead expense increased 8% compared to fiscal 2015, primarily as a result of continued investments in our DTC business, including new store openings and higher variable expenses, as well as higher wage-related expenses and investments in consumer-focused digital capabilities, partially offset by lower variable compensation. Changes in foreign currency exchange rates decreased growth in Operating overhead expense by approximately 4 percentage points for fiscal 2016.
Other (Income) Expense, Net

(In millions)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Other (income) expense, net	$(196)	$(140)	$(58)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
Fiscal 2017 Compared to Fiscal 2016
Other (income) expense, net increased from $140 million of other income, net for fiscal 2016 to $196 million of other income, net for fiscal 2017, primarily due to a $56 million net beneficial change in foreign currency conversion gains and losses.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact on our Income before income taxes of $59 million for fiscal 2017.
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
Income Taxes

	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
Effective tax rate	13.2%	18.7%	(550) bps	22.2%	(350) bps
Fiscal 2017 Compared to Fiscal 2016
The 550 basis point decrease in our effective tax rate for the fiscal year was primarily due to a one-time benefit in the first quarter of the fiscal year related to the resolution with the IRS of a foreign tax credit matter and a decrease in foreign earnings taxed in the United States.

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
The breakdown of revenues is as follows:

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes(1)	Fiscal 2015	% Change	% Change Excluding Currency Changes(1)
North America	$15,216	$14,764	3%	3%	$13,740	7%	8%
Western Europe	6,211	5,884	6%	11%	5,705	3%	14%
Central & Eastern Europe	1,487	1,431	4%	7%	1,421	1%	17%
Greater China	4,237	3,785	12%	17%	3,067	23%	27%
Japan	1,014	869	17%	7%	755	15%	22%
Emerging Markets	3,995	3,701	8%	14%	3,898	-5%	13%
Global Brand Divisions(2)	73	73	0%	2%	115	-37%	-30%
Total NIKE Brand Revenues	32,233	30,507	6%	8%	28,701	6%	13%
Converse	2,042	1,955	4%	6%	1,982	-1%	2%
Corporate(3)	75	(86)	—	—	(82)	—	—
TOTAL NIKE, INC. REVENUES	$34,350	$32,376	6%	8%	$30,601	6%	12%

(1)
Results have been restated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations, which is considered a non-GAAP financial measure.

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

The breakdown of earnings before interest and taxes is as follows:

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
North America	$3,875	$3,763	3%	$3,645	3%
Western Europe	1,203	1,434	-16%	1,275	12%
Central & Eastern Europe	244	289	-16%	249	16%
Greater China	1,507	1,372	10%	993	38%
Japan	224	174	29%	100	74%
Emerging Markets	816	892	-9%	818	9%
Global Brand Divisions	(2,677)	(2,596)	-3%	(2,267)	-15%
Total NIKE Brand	5,192	5,328	-3%	4,813	11%
Converse	477	487	-2%	517	-6%
Corporate	(724)	(1,173)	38%	(1,097)	-7%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	4,945	4,642	7%	4,233	10%
Interest expense (income), net	59	19	—	28	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,886	$4,623	6%	$4,205	10%
North America

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$9,684	$9,299	4%	4%	$8,506	9%	10%
Apparel	4,886	4,746	3%	3%	4,410	8%	8%
Equipment	646	719	-10%	-10%	824	-13%	-13%
TOTAL REVENUES	$15,216	$14,764	3%	3%	$13,740	7%	8%
Revenues by:
Sales to Wholesale Customers	$10,756	$10,674	1%	1%	$10,243	4%	5%
Sales Direct to Consumer	4,460	4,090	9%	9%	3,497	17%	17%
TOTAL REVENUES	$15,216	$14,764	3%	3%	$13,740	7%	8%
EARNINGS BEFORE INTEREST AND TAXES	$3,875	$3,763	3%		$3,645	3%
Fiscal 2017 Compared to Fiscal 2016
North America revenues increased 3%, driven by growth in our Sportswear and Jordan Brand categories, partially offset by declines in other categories, including NIKE Basketball. DTC revenues increased 9% for fiscal 2017 due to digital commerce sales growth, the addition of new stores and comparable store sales growth of 3%. The broader retail marketplace in North America is being impacted by several significant trends, including shifting consumer traffic patterns across digital and physical channels, retail consolidation and a promotional environment.
Footwear revenue growth for fiscal 2017 was attributable to higher revenues in our Sportswear and Jordan Brand categories, partially offset by declines in other categories. Unit sales of footwear increased 4%, while ASP per pair was flat as higher off-price ASP was offset by unfavorable off-price mix.
The increase in apparel revenues for fiscal 2017 was due to growth concentrated in Sportswear, partially offset by declines in several other categories. Unit sales of apparel grew 2% and higher ASP per unit contributed approximately 1 percentage point of apparel revenue growth, primarily due to higher full-price ASP.
EBIT grew 3% for fiscal 2017 as revenue growth and gross margin expansion were partially offset by higher selling and administrative expense as a percent of revenues. Gross margin increased 10 basis points as higher full-price ASP and favorable off-price margin more than offset higher product costs and increased off-price mix as a result of clearing excess inventories through off-price channels, including through our DTC business. Selling and administrative expense grew due to higher operating overhead as continued investments in our growing DTC business were partially offset by lower bad debt expense. Demand creation was flat as higher sports marketing and retail brand presentation costs offset lower marketing and advertising costs.
Fiscal 2016 Compared to Fiscal 2015
On a constant-currency basis, North America revenues increased 8% primarily due to growth in our Sportswear, Jordan Brand and Running categories. DTC revenues grew 17% for fiscal 2016, fueled by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 6%.

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
EBIT increased 3% for fiscal 2016 as higher revenues were largely offset by lower gross margin and higher selling and administrative expense as a percent of revenues. Gross margin declined 80 basis points as higher off-price mix, higher warehousing and inventory obsolescence costs, as well as higher product input costs more than offset higher full-price ASP. Selling and administrative expense increased as a percent of revenues as higher operating overhead to support our growing DTC operations and bad debt expense related to customer bankruptcies was partially offset by lower variable compensation. Demand creation also grew at a faster rate than revenues due to higher spending for sports marketing, DTC marketing and key brand events and initiatives, partially offset by lower advertising expense.
Western Europe

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$4,068	$3,985	2%	7%	$3,876	3%	14%
Apparel	1,868	1,628	15%	21%	1,552	5%	16%
Equipment	275	271	1%	7%	277	-2%	8%
TOTAL REVENUES	$6,211	$5,884	6%	11%	$5,705	3%	14%
Revenues by:
Sales to Wholesale Customers	$4,443	$4,429	0%	5%	$4,451	0%	10%
Sales Direct to Consumer	1,768	1,455	22%	28%	1,254	16%	28%
TOTAL REVENUES	$6,211	$5,884	6%	11%	$5,705	3%	14%
EARNINGS BEFORE INTEREST AND TAXES	$1,203	$1,434	-16%		$1,275	12%
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, Western Europe revenues for fiscal 2017 increased 11%. Revenue growth was broad-based across all territories, led by Western Europe’s largest territory, the UK & Ireland, which grew 11%. On a category basis, revenues increased for nearly all key categories, most notably Sportswear, Running and the Jordan Brand. DTC revenues grew 28% for fiscal 2017 due to strong digital commerce sales growth, comparable store sales growth of 16% and the addition of new stores.
The constant-currency increase in footwear revenues was led by Sportswear, Running and the Jordan Brand, partially offset by declines concentrated in Football (Soccer). For fiscal 2017, unit sales of footwear increased 5% and higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth. Higher ASP per pair was primarily due to the favorable impact of growth in our DTC business.
Currency-neutral apparel revenue growth was due to higher revenues for nearly every key category, most notably Sportswear and, to a lesser extent, Football (Soccer). Unit sales of apparel for fiscal 2017 increased 16%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth. The increase in ASP per unit was primarily attributable to the favorable impact of growth in our DTC business and higher full-price ASP.
Reported EBIT decreased 16% for fiscal 2017, in part reflecting the negative impact of weakening foreign currency exchange rates. Higher revenues and selling and administrative expense leverage were more than offset by significant gross margin contraction. Gross margin declined 550 basis points primarily driven by the effects of significant unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher demand creation expense, as increased sports marketing and advertising expenses more than offset lower marketing costs. Operating overhead also increased due to continued investments in our growing DTC business, partially offset by administrative cost efficiencies and lower variable compensation costs.
Fiscal 2016 Compared to Fiscal 2015
On a constant-currency basis, Western Europe revenues for fiscal 2016 increased 14% with double-digit growth in every territory. Growth was led by our largest territories, the UK & Ireland and AGS (Austria, Germany and Switzerland), which grew 12% and 16%, respectively. On a category basis, revenues grew for every key category, most notably Sportswear, Football (Soccer) and the Jordan Brand. DTC revenues grew 28% for fiscal 2016, due to strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 13%.
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
The constant-currency apparel revenue growth was attributable to increases in every key category, most notably Sportswear, with Football (Soccer) also providing strong growth. Unit sales of apparel for fiscal 2016 increased 11%. Higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth, primarily driven by the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business and higher full-price ASP.

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
Central & Eastern Europe

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$927	$882	5%	9%	$827	7%	23%
Apparel	471	463	2%	4%	499	-7%	9%
Equipment	89	86	3%	6%	95	-9%	7%
TOTAL REVENUES	$1,487	$1,431	4%	7%	$1,421	1%	17%
Revenues by:
Sales to Wholesale Customers	$1,237	$1,215	2%	5%	$1,241	-2%	13%
Sales Direct to Consumer	250	216	16%	19%	180	20%	46%
TOTAL REVENUES	$1,487	$1,431	4%	7%	$1,421	1%	17%
EARNINGS BEFORE INTEREST AND TAXES	$244	$289	-16%		$249	16%
Fiscal 2017 Compared to Fiscal 2016
On a constant-currency basis, Central & Eastern Europe revenues increased 7%, with double-digit growth in nearly every territory. Revenue growth was led by two of Central & Eastern Europe's largest territories, Turkey and Russia, which each increased 14%, while revenues for our distributors business decreased 9%. On a category basis, revenue growth was fueled by higher revenues, primarily in Sportswear, which more than offset declines in several other categories. DTC revenues increased 19%, driven by comparable store sales growth of 9%, the addition of new stores and digital commerce sales growth.
The constant-currency footwear revenue growth for fiscal 2017 was primarily attributable to higher Sportswear revenues, partially offset by declines in most other categories. Unit sales of footwear increased 7%. Higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth, driven by higher off-price and DTC ASPs.
Currency-neutral apparel revenue growth for fiscal 2017 was primarily due to growth in Sportswear. Unit sales of apparel increased 2%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth. ASP per unit increased as lower full-price ASP resulting from higher discounts was more than offset by the favorable impact of growth in our DTC business.
Reported EBIT decreased 16% for fiscal 2017 as revenue growth and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin declined 490 basis points primarily due to significant unfavorable standard foreign currency exchange rates. Selling and administrative expense decreased as a percent of revenues despite higher demand creation expense driven by higher advertising and sports marketing costs, partially offset by lower retail brand presentation costs. Operating overhead expense decreased primarily due to lower administrative and variable compensation costs, partially offset by continued investments in our DTC business.
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, fiscal 2016 revenues for Central & Eastern Europe increased 17%, with double-digit growth in nearly every territory. Revenue growth was led by two of our largest territories, Turkey and Russia, which increased 26% and 18%, respectively, while our distributors business also grew 16%. Revenues grew in nearly every key category, driven by Sportswear, Running and Football (Soccer). DTC revenues increased 46%, fueled by comparable store sales growth of 27% and the addition of new stores.
Constant-currency footwear revenue growth in fiscal 2016 was driven by growth in nearly every key category, led by Sportswear and Running. Fiscal 2016 unit sales of footwear increased 7%. Higher ASP per pair contributed approximately 16 percentage points of footwear revenue growth, primarily driven by higher full-price ASP, largely reflecting inflationary conditions in certain territories.
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

Greater China

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,920	$2,599	12%	18%	$2,016	29%	33%
Apparel	1,188	1,055	13%	18%	925	14%	17%
Equipment	129	131	-2%	3%	126	4%	7%
TOTAL REVENUES	$4,237	$3,785	12%	17%	$3,067	23%	27%
Revenues by:
Sales to Wholesale Customers	$2,774	$2,623	6%	11%	$2,234	17%	21%
Sales Direct to Consumer	1,463	1,162	26%	32%	833	39%	44%
TOTAL REVENUES	$4,237	$3,785	12%	17%	$3,067	23%	27%
EARNINGS BEFORE INTEREST AND TAXES	$1,507	$1,372	10%		$993	38%
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, Greater China revenues for fiscal 2017 increased 17%, driven by higher revenues in nearly all key categories, led by Sportswear, Running and the Jordan Brand. DTC revenues increased 32%, driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 9%.
The constant-currency increase in footwear revenue for fiscal 2017 was driven by growth in nearly all key categories, most notably Running, Sportswear and the Jordan Brand. Unit sales of footwear increased 21%, while lower ASP per pair reduced footwear revenue growth by approximately 3 percentage points as higher off-price ASP was more than offset by lower DTC ASP and unfavorable off-price mix.
The currency-neutral apparel revenue growth for fiscal 2017 was due to higher revenues in nearly all key categories, led by Sportswear and Running. Unit sales of apparel increased 15% and higher ASP per unit increased apparel revenue growth by approximately 3 percentage points. The increase in ASP per unit was attributable to higher full-price ASP, partially offset by lower ASP in our DTC business and unfavorable off-price mix.
Despite the negative impact of translation, reported EBIT increased 10% for fiscal 2017 driven by higher revenues and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 240 basis points primarily due to unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead to support DTC growth. Demand creation expense also increased as higher marketing costs more than offset lower retail brand presentation and sports marketing expenses.
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, Greater China revenues for fiscal 2016 increased 27%, driven by higher revenues in nearly every key category, led by Sportswear, Running, NIKE Basketball and the Jordan Brand. DTC revenues increased 44%, driven by significant digital commerce sales growth, the addition of new stores and comparable store sales growth of 19%.
The constant-currency increase in footwear revenue for fiscal 2016 was driven by growth in nearly every key category, most notably Sportswear, Running, NIKE Basketball and the Jordan Brand. For fiscal 2016, unit sales of footwear increased 27%. Higher ASP per pair contributed approximately 6 percentage points of footwear revenue growth, driven by higher full-price ASP and the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
Constant-currency apparel revenue growth for fiscal 2016 was attributable to higher revenues in nearly every key category, led by Running and Sportswear. Unit sales of apparel increased 17% for fiscal 2016 while ASP per unit was flat.
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

Japan

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$666	$570	17%	7%	$452	26%	34%
Apparel	275	228	21%	10%	230	-1%	5%
Equipment	73	71	3%	-6%	73	-3%	3%
TOTAL REVENUES	$1,014	$869	17%	7%	$755	15%	22%
Revenues by:
Sales to Wholesale Customers	$668	$587	14%	4%	$536	10%	16%
Sales Direct to Consumer	346	282	23%	12%	219	29%	37%
TOTAL REVENUES	$1,014	$869	17%	7%	$755	15%	22%
EARNINGS BEFORE INTEREST AND TAXES	$224	$174	29%		$100	74%
Fiscal 2017 Compared to Fiscal 2016
On a constant-currency basis, revenues for Japan increased 7% for fiscal 2017. Most key categories grew, led by Sportswear and Running, partially offset by declines in Golf. DTC revenue growth of 12% was driven by comparable store sales growth of 10%, digital commerce sales growth and the addition of new stores.
On a reported basis, EBIT increased 29%, in part reflecting the impact of the stronger Yen. Reported revenue growth and selling and administrative expense leverage were only partially offset by lower gross margin. Gross margin declined 150 basis points as lower product costs were more than offset by the impact of unfavorable standard foreign currency exchange rates, unfavorable off-price margin and lower DTC margin. Selling and administrative expense grew due to higher operating overhead and demand creation expense. Operating overhead increased as lower wage-related, administrative and variable compensation costs were more than offset by increased investments in our growing DTC business and the impact of changes in foreign currency exchange rates. Demand creation expense increased as the negative impact of changes in foreign currency exchange rates more than offset lower sports marketing, advertising and marketing costs.
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, revenues for Japan increased 22% for fiscal 2016, driven by growth in most key categories, led by Sportswear, Running and the Jordan Brand. DTC revenues were 37% higher, due to strong digital commerce sales growth, comparable store sales growth of 17% and the addition of new stores.
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
 Emerging Markets

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,816	$2,536	11%	17%	$2,641	-4%	14%
Apparel	966	947	2%	8%	1,021	-7%	11%
Equipment	213	218	-2%	2%	236	-8%	11%
TOTAL REVENUES	$3,995	$3,701	8%	14%	$3,898	-5%	13%
Revenues by:
Sales to Wholesale Customers	$3,200	$3,049	5%	11%	$3,247	-6%	11%
Sales Direct to Consumer	795	652	22%	26%	651	0%	23%
TOTAL REVENUES	$3,995	$3,701	8%	14%	$3,898	-5%	13%
EARNINGS BEFORE INTEREST AND TAXES	$816	$892	-9%		$818	9%

Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, Emerging Markets revenues increased 14%, driven by higher revenues in every territory. Revenues for three of Emerging Market’s largest territories, SOCO (which includes Argentina, Uruguay and Chile), Korea and Mexico, grew 34%, 14% and 18%, respectively. Additionally, revenues increased in most key categories, led by Sportswear and Running. DTC revenues increased 26%, fueled by the addition of new stores, comparable store sales growth of 11% and higher digital commerce sales.
The increase in constant-currency footwear revenue for fiscal 2017 was attributable to growth in most key categories, most notably Sportswear and Running. Unit sales of footwear increased 7%. Higher ASP per pair contributed approximately 10 percentage points of footwear revenue growth, primarily attributable to higher full-price ASP, in part reflecting inflationary conditions in certain territories.
Currency-neutral growth in apparel revenue was fueled by increases in most key categories, led by Sportswear and Running. For fiscal 2017, unit sales of apparel were flat while higher ASP per unit contributed approximately 8 percentage points of apparel revenue growth. The increase in ASP per unit was primarily driven by higher full-price ASP, in part reflecting inflationary conditions in certain territories.
Reported EBIT decreased 9%, in part reflecting the negative impact of changes in foreign currency exchange rates, primarily the Argentine Peso and Mexican Peso. Reported revenue growth and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin decreased 430 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates and higher product costs. Selling and administrative expense increased due to higher operating overhead costs primarily resulting from ongoing investments in our growing DTC business, partially offset by administrative cost efficiencies. Demand creation expense also increased as lower advertising costs were more than offset by increased marketing support for the Rio Olympics in the first quarter, as well as higher sports marketing costs.
Fiscal 2016 Compared to Fiscal 2015
On a currency-neutral basis, fiscal 2016 revenues for Emerging Markets increased 13%. Growth was attributable to higher revenues in 7 of 9 territories, led by one of our largest territories, SOCO (which includes Argentina, Uruguay and Chile), which grew 32%, and by Mexico and Pacific (which includes Australia and New Zealand), which grew 31% and 27%, respectively. Revenues declined 5% in Brazil, primarily reflecting on-going macroeconomic challenges. On a category basis, revenues grew in nearly every key category, led by Sportswear and Running. DTC revenues increased 23%, driven by the addition of new stores, comparable store sales growth of 7% and digital commerce sales growth.
The constant-currency growth in footwear revenue for fiscal 2016 was driven by higher revenues in nearly every key category, most notably Sportswear and Running. For fiscal 2016, unit sales of footwear increased 1%, while higher ASP per pair contributed approximately 13 percentage points of footwear revenue growth. Higher ASP was attributable to higher full-price ASP, primarily reflecting inflationary conditions in certain territories, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
The constant-currency growth in apparel revenue was due to increases in most key categories, led by Sportswear, Running and Women's Training. Fiscal 2016 unit sales of apparel decreased 2%, while higher ASP per unit contributed approximately 13 percentage points of apparel revenue growth. Higher ASP was due to higher full-price ASP, primarily reflecting inflationary conditions in certain territories, and to a lesser extent, the favorable impact of an increase in the proportion of revenues from our higher-priced DTC business.
On a reported basis, EBIT increased 9%, despite the negative impact of foreign currency exchange rates, primarily the Argentine Peso, Mexican Peso and Korean Won, as gross margin expansion more than offset lower reported revenues and higher selling and administrative expense as a percent of revenues. Gross margin expanded 350 basis points due to higher full-price ASP, lower warehousing and obsolescence costs, and growth in our higher-margin DTC business, partially offset by shifts in mix to higher-cost products and unfavorable standard foreign currency exchange rates. Selling and administrative expense declined on a reported basis, but was higher as a percent of revenues as higher operating overhead due to additional investments in our DTC business and higher wage-related and variable compensation expenses were more than offset by changes in foreign currency exchange rates. Demand creation expense also increased driven by sports marketing and digital brand marketing costs, offset by the impact of foreign currency exchange rates.
Global Brand Divisions

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues	$73	$73	0%	2%	$115	-37%	-30%
(Loss) Before Interest and Taxes	$(2,677)	$(2,596)	3%		$(2,267)	15%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Fiscal 2017 Compared to Fiscal 2016
Global Brand Divisions’ loss before interest and taxes increased 3% for fiscal 2017 primarily due to higher demand creation expense, which was only partially offset by a decline in operating overhead expense. The increase in demand creation expense was due to higher marketing and advertising expenses for key brand and sporting events, including the Rio Olympics and the European Football Championship in the first quarter. Operating overhead expense decreased as higher wage-related expenses were more than offset by administrative cost efficiencies and lower variable compensation.
Fiscal 2016 Compared to Fiscal 2015
Global Brand Divisions’ loss before interest and taxes increased 15% for fiscal 2016 due to higher operating overhead and demand creation expense, and to a lesser extent, lower revenues, largely resulting from the expiration of certain football club endorsement agreements. Operating overhead increased due to higher wage-related expenses and consumer-focused digital capabilities, partially offset by lower variable compensation expenses. Demand creation expense increased due to higher advertising and digital brand marketing expenses.

Converse

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	% Change Excluding Currency Changes	Fiscal 2015	% Change	% Change Excluding Currency Changes
Revenues	$2,042	$1,955	4%	6%	$1,982	-1%	2%
Earnings Before Interest and Taxes	$477	$487	-2%		$517	-6%
In territories we define as “direct distribution markets” Converse designs, markets and sells products directly to distributors and wholesale customers, and to consumers through DTC operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan and accordingly do not earn revenues in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
Fiscal 2017 Compared to Fiscal 2016
On a currency-neutral basis, revenues for Converse increased 6% for fiscal 2017. Comparable direct distribution markets (i.e. markets served under a direct distribution model for comparable periods in the current and prior fiscal years) grew 4%, contributing approximately 4 percentage points of total Converse revenue growth for fiscal 2017. Comparable direct distribution market unit sales increased 2%, while higher ASP per unit contributed approximately 2 percentage points of direct distribution markets revenue growth. On a territory basis, the increase in comparable direct distribution market revenues was primarily attributable to growth in the United States, partially offset by lower revenues in Europe. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 2 percentage points for fiscal 2017, primarily driven by the market transition in Italy. Revenues from comparable licensed markets decreased 5%, having an insignificant impact to total Converse revenue. The decrease in comparable licensed markets revenues is primarily due to lower revenues in Latin America.
Reported EBIT declined 2% for fiscal 2017 as revenue growth and lower selling and administrative expense were more than offset by gross margin contraction. Gross margin decreased 300 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates and higher product costs primarily due to a shift in mix to lower margin products. Gross margin also contracted due to the unfavorable impact of lower licensing revenues, primarily due to market transitions. Selling and administrative expense decreased due to lower demand creation expense, primarily as a result of lower retail brand presentation costs, partially offset by higher advertising expense. Operating overhead increased as higher wage-related expenses were only partially offset by lower administrative costs.
Fiscal 2016 Compared to Fiscal 2015
Excluding changes in foreign currency exchange rates, Converse revenues increased 2% for fiscal 2016. Comparable direct distribution markets grew 4%, contributing approximately 3 percentage points of total Converse revenue growth for fiscal 2016. Comparable direct distribution market unit sales decreased 2%, while higher ASP per unit contributed approximately 6 percentage points of direct distribution market revenue growth. On a territory basis, growth in the United States and Asia Pacific was partially offset by declines in Europe, primarily the United Kingdom. Conversion of markets from licensed to direct distribution markets had an insignificant impact on total Converse revenue growth for fiscal 2016. Revenues from comparable licensed markets decreased 15% for fiscal 2016, reducing total Converse revenue growth by approximately 1 percentage point. The decrease in comparable licensed markets revenues was primarily due to poor macroeconomic conditions in Latin America.
Reported EBIT for Converse decreased 6% for fiscal 2016 as a decrease in reported revenues and lower gross margin more than offset selling and administrative expense leverage. Gross margin declined 220 basis points as unfavorable standard foreign currency exchange rates, shifts in mix to higher-cost products and higher off-price mix more than offset higher full-price ASP. Selling and administrative expense declined faster than reported revenues primarily due to lower demand creation, which more than offset slightly higher operating overhead due to higher wage-related expenses.
Corporate

(Dollars in millions)	Fiscal 2017	Fiscal 2016	% Change	Fiscal 2015	% Change
Revenues	$75	$(86)	—	$(82)	—
(Loss) Before Interest and Taxes	$(724)	$(1,173)	-38%	$(1,097)	7%
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

Fiscal 2017 Compared to Fiscal 2016
For fiscal 2017, Corporate's loss before interest and taxes decreased $449 million primarily due to the following:

•
a beneficial change of $280 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•	a beneficial change of $115 million, primarily driven by lower variable compensation and administrative costs in operating overhead expense; and

•
an increase in net foreign currency gains of $54 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net.

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
Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We manage global foreign exchange risk centrally on a portfolio basis to address those risks that are material to NIKE, Inc. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and, where practical and material, by hedging a portion of the remaining exposures using derivative instruments such as forward contracts and options. As described below, the implementation of the NIKE Trading Company (“NTC”) and our foreign currency adjustment program enhanced our ability to manage our foreign exchange risk by increasing the natural offsets and currency correlation benefits that exist within our portfolio of foreign exchange exposures. Our hedging policy is designed to partially or entirely offset the impact of exchange rate changes on the underlying net exposures being hedged. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements; the length of the delay is dependent upon hedge horizons. We do not hold or issue derivative instruments for trading or speculative purposes.
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
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within the Consolidated Statements of Shareholders’ Equity. In the translation of our Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $542 million and $1,985 million for the years ended May 31, 2017 and 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $115 million and $449 million for the years ended May 31, 2017 and 2016, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $59 million and $423 million on our Income before income taxes for the years ended May 31, 2017 and 2016, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for in accordance with U.S. GAAP. There were no outstanding net investment hedges as of May 31, 2017 and 2016. There were no cash flows from net investment hedge settlements for the years ended May 31, 2017 and 2016.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $3,640 million for fiscal 2017 compared to $3,096 million for fiscal 2016. Net income, adjusted for non-cash items, generated $4,781 million of operating cash flow in fiscal 2017 compared to $4,676 million for fiscal 2016. Our fiscal 2017 change in working capital was a cash outflow of $1,141 million compared to an outflow of $1,580 million for fiscal 2016. The change in working capital was primarily due to the net change in cash collateral with derivative counterparties as a result of hedging activities. For fiscal 2017, cash collateral received from counterparties, which is recorded in Accrued liabilities on the Consolidated Balance Sheets, decreased $105 million compared to a decrease of $863 million during fiscal 2016. Refer to the Credit Risk section of Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail. This decrease in cash collateral was partially offset by a $486 million increase in Accounts Receivable, net driven by higher revenues.
Cash used by investing activities was $1,008 million for fiscal 2017 compared to $1,034 million for fiscal 2016, driven primarily by the net change in short-term investments and reverse repurchase agreements, as well as additions of property, plant and equipment. During fiscal 2017, the net change in investments (including sales, maturities and purchases) resulted in a cash inflow of $118 million compared to an outflow of $57 million in fiscal 2016. This change was partially offset by the maturity of reverse repurchase agreements of $150 million in fiscal 2016 which did not recur in fiscal 2017. Additions of property, plant and equipment were $1,105 million in fiscal 2017 compared to $1,143 million in fiscal 2016.
In fiscal 2018, we plan to continue investing in our infrastructure to support future growth, including corporate facilities, new DTC stores, and expanding our digital capabilities. We continue to expect such investments will be approximately 4% of revenues, on average.
Cash used by financing activities was $1,942 million for fiscal 2017 compared to $2,671 million for fiscal 2016. The decrease in Cash used by financing activities was primarily driven by increased proceeds from the issuance of debt and commercial paper in fiscal 2017, partially offset by higher dividends and lower excess tax benefits from share-based payment arrangements.
In fiscal 2017, we purchased 59.7 million shares of NIKE’s Class B Common Stock for $3,249 million (an average price of $54.43 per share) under the four-year, $12 billion program approved by the Board of Directors in November 2015. As of May 31, 2017, we had repurchased 79.8 million shares at a cost of approximately $4,437 million (an average price of $55.63 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On October 21, 2016, we issued $1.5 billion of senior notes with tranches maturing in 2026 and 2046. The 2026 senior notes were issued in an initial aggregate principal amount of $1.0 billion at a 2.375% fixed, annual interest rate and will mature on November 1, 2026. The 2046 senior notes were issued in an initial aggregate principal amount of $500 million at a 3.375% fixed, annual interest rate and will mature on November 1, 2046. Interest on the senior notes is payable semi-annually on May 1 and November 1 of each year. The issuance resulted in proceeds before expenses of $1,493 million. Refer to Note 8 — Long-Term Debt in the accompanying Notes to the Consolidated Financial Statements for additional detail on Long-term debt.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the periods ended May 31, 2017 and 2016, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor's Corporation and Moody's Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of May 31, 2017, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.

Liquidity is also provided by our $2 billion commercial paper program. During the year ended May 31, 2017, the maximum amount of commercial paper borrowings outstanding at any point was $919 million. As of May 31, 2017, there were $325 million of outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2018 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor's Corporation and Moody's Investor Services, respectively.
As of May 31, 2017, we had cash, cash equivalents and short-term investments totaling $6.2 billion, of which $5.8 billion was held by our foreign subsidiaries. Cash equivalents and Short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of May 31, 2017, the average duration of our cash equivalents and short-term investments portfolio was 65 days.
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
Contractual Obligations
Our significant long-term contractual obligations as of May 31, 2017 and significant endorsement contracts, including related marketing commitments, entered into through the date of this report are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$537	$509	$438	$399	$350	$1,672	$3,905
Capital Leases and Other Financing Obligations(1)	34	32	28	25	26	225	370
Long-Term Debt(2)	115	115	115	112	109	5,322	5,888
Endorsement Contracts(3)	1,323	1,214	1,054	889	1,032	4,338	9,850
Product Purchase Obligations(4)	4,521	—	—	—	—	—	4,521
Other Purchase Obligations(5)	1,000	373	182	106	75	179	1,915
TOTAL	$7,530	$2,243	$1,817	$1,531	$1,592	$11,736	$26,449

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.

(2)
The cash payments due for long-term debt include estimated interest payments. Estimates of interest payments are based on outstanding principal amounts, applicable fixed interest rates or currently effective interest rates as of May 31, 2017 (if variable), timing of scheduled payments and the term of the debt obligations.

(3)
The amounts listed for endorsement contracts represent approximate amounts of base compensation and minimum guaranteed royalty fees we are obligated to pay athlete, public figure, sport team and league endorsers of our products. Actual payments under some contracts may be higher than the amounts listed as these contracts provide for bonuses to be paid to the endorsers based upon athletic achievements and/or royalties on product sales in future periods. Actual payments under some contracts may also be lower as these contracts include provisions for reduced payments if athletic performance declines in future periods.

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

(4)
We generally order product at least four to five months in advance of sale based primarily on futures orders received from external wholesale customers and internal orders from our DTC in-line stores and digital commerce operations. The amounts listed for product purchase obligations represent agreements (including open purchase orders) to purchase products in the ordinary course of business that are enforceable and legally binding and that specify all significant terms. In some cases, prices are subject to change throughout the production process.

(5)
Other purchase obligations primarily include construction, service and marketing commitments, including marketing commitments associated with endorsement contracts, made in the ordinary course of business. The amounts represent the minimum payments required by legally binding contracts and agreements that specify all significant terms, including open purchase orders for non-product purchases.

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
We also have the following outstanding short-term debt obligations as of May 31, 2017. Refer to Note 7 — Short-Term Borrowings and Credit Lines in the accompanying Notes to the Consolidated Financial Statements for further description and interest rates related to the short-term debt obligations listed below.

Outstanding as of May 31, 2017
(In millions)
Notes payable, due at mutually agreed-upon dates within one year of issuance or on demand	$325
Payable to Sojitz America for the purchase of inventories, generally due 60 days after shipment of goods from a foreign port	51
As of May 31, 2017, the Company had letters of credit outstanding totaling $152 million. These letters of credit were issued primarily for the purchase of inventory and as guarantees of the Company’s performance under certain self-insurance and other programs.

New Accounting Pronouncements
Refer to Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements for recently adopted and recently issued accounting standards.

Critical Accounting Policies
Our previous discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Note 1 — Summary of Significant Accounting Policies in the accompanying Notes to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.
We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, so we consider these to be our critical accounting policies and estimates. Management has reviewed and discussed these critical accounting policies with the Audit Committee of the Board of Directors. These policies require that we make estimates in the preparation of our financial statements as of a given date. However, since our business cycle is relatively short, actual results related to these estimates are generally known within the six-month period following the financial statement date. Thus, these policies generally affect only the timing of reported amounts across two to three fiscal quarters.
Because of the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies. Within the context of these critical accounting policies, we are not currently aware of any reasonably likely events or circumstances that would result in materially different amounts being reported.
Revenue Recognition
We record wholesale revenues when title passes and the risks and rewards of ownership have passed to the customer, based on the terms of sale. Title passes generally upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and digital commerce revenues are recorded upon delivery to the customer.
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
Other Contingencies
In the ordinary course of business, we are involved in legal proceedings regarding contractual and employment relationships, product liability claims, trademark rights and a variety of other matters. We record contingent liabilities resulting from claims against us when a loss is assessed to be probable and the amount of the loss is reasonably estimable. Assessing probability of loss and estimating probable losses requires analysis of multiple factors, including in some cases judgments about the potential actions of third-party claimants and courts. Recorded contingent liabilities are based on the best information available and actual losses in any future period are inherently uncertain. If future adjustments to estimated probable future losses or actual losses exceed our recorded liability for such claims, we would record additional charges during the period in which the actual loss or change in estimate occurred. In addition to contingent liabilities recorded for probable losses, we disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will materially exceed the recorded liability. While we cannot predict the outcome of pending legal matters with certainty, we do not believe any currently identified claim, proceeding or litigation, either individually or in aggregate, will have a material impact on our results of operations, financial position or cash flows.

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
We are exposed to foreign currency fluctuations, primarily as a result of our international sales, product sourcing and funding activities. Our foreign exchange risk management program is intended to lessen both the positive and negative effects of currency fluctuations on our consolidated results of operations, financial position and cash flows. We use forward and option contracts to hedge certain anticipated, but not yet firmly committed, transactions as well as certain firm commitments and the related receivables and payables, including third-party and intercompany transactions. We have, in the past, and may in the future, also use forward or options contracts to hedge our investment in the net assets of certain international subsidiaries to offset foreign currency translation adjustments related to our net investment in those subsidiaries. Where exposures are hedged, our program has the effect of delaying the impact of exchange rate movements on our Consolidated Financial Statements.
The timing for hedging exposures, as well as the type and duration of the hedge instruments employed, are guided by our hedging policies and determined based upon the nature of the exposure and prevailing market conditions. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The majority of derivatives outstanding as of May 31, 2017 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. Refer to Note 16 — Risk Management and Derivatives in the accompanying Notes to the Consolidated Financial Statements for additional detail.
Our earnings are also exposed to movements in short- and long-term market interest rates. Our objective in managing this interest rate exposure is to limit the impact of interest rate changes on earnings and cash flows and to reduce overall borrowing costs. To achieve these objectives, we maintain a mix of commercial paper, bank loans, and fixed-rate debt of varying maturities.

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
The estimated maximum one-day loss in fair value on our foreign currency sensitive derivative financial instruments, derived using the VaR model, was $97 million and $109 million at May 31, 2017 and 2016, respectively. The VAR decreased year-over-year as a result of a decrease in foreign currency volatilities at May 31, 2017. Such a hypothetical loss in the fair value of our derivatives would be offset by increases in the value of the underlying transactions being hedged. The average monthly change in the fair values of foreign currency forward and foreign currency option derivative instruments was $161 million and $209 million during fiscal 2017 and fiscal 2016, respectively.
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
Details of third-party debt are provided in the table below. The table presents principal cash flows and related weighted average interest rates by expected maturity dates.

	Expected Maturity Date Year Ending May 31,
(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Foreign Exchange Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$6	$3	$—	$—	$21	$22
Average interest rate	2.4%	2.4%	2.4%	2.4%	0.0%	0.0%	2.4%
Interest Rate Risk
Japanese Yen Functional Currency
Long-term Japanese Yen debt — Fixed rate
Principal payments	$6	$6	$6	$3	$—	$—	$21	$22
Average interest rate	2.4%	2.4%	2.4%	2.4%	0.0%	0.0%	2.4%
U.S. Dollar Functional Currency
Long-term U.S. Dollar debt — Fixed rate
Principal payments	$—	$—	$—	$—	$—	$3,500	$3,500	$3,379
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	3.1%	3.1%
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
ITEM 8. Financial Statements and Supplementary Data
Management of NIKE, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.
Our accounting systems include controls designed to reasonably assure assets are safeguarded from unauthorized use or disposition and provide for the preparation of financial statements in conformity with U.S. GAAP. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.
An internal Corporate Audit department reviews the results of its work with the Audit Committee of the Board of Directors, presently comprised of four outside, independent directors. The Audit Committee is responsible for the appointment of the independent registered public accounting firm and reviews, with the independent registered public accounting firm, management and the internal audit staff, the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of NIKE as the Audit Committee deems appropriate. The independent registered public accounting firm and the internal auditors have full access to the Audit Committee, with and without the presence of management, to discuss any appropriate matters.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited (1) the Consolidated Financial Statements and (2) the effectiveness of our internal control over financial reporting as of May 31, 2017, as stated in their report herein.

Mark G. Parker	Andrew Campion
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of NIKE, Inc.:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of NIKE, Inc. and its subsidiaries as of May 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/S/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 20, 2017

NIKE, Inc. Consolidated Statements of Income

	Year Ended May 31,
(In millions, except per share data)	2017	2016	2015
Revenues	$34,350	$32,376	$30,601
Cost of sales	19,038	17,405	16,534
Gross profit	15,312	14,971	14,067
Demand creation expense	3,341	3,278	3,213
Operating overhead expense	7,222	7,191	6,679
Total selling and administrative expense	10,563	10,469	9,892
Interest expense (income), net	59	19	28
Other (income) expense, net	(196)	(140)	(58)
Income before income taxes	4,886	4,623	4,205
Income tax expense	646	863	932
NET INCOME	$4,240	$3,760	$3,273

Earnings per common share:
Basic	$2.56	$2.21	$1.90
Diluted	$2.51	$2.16	$1.85

Dividends declared per common share	$0.70	$0.62	$0.54
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Comprehensive Income

	Year Ended May 31,
(In millions)	2017	2016	2015
Net income	$4,240	$3,760	$3,273
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	16	(176)	(20)
Change in net gains (losses) on cash flow hedges	(515)	(757)	1,188
Change in net gains (losses) on other	(32)	5	(7)
Total other comprehensive income (loss), net of tax	(531)	(928)	1,161
TOTAL COMPREHENSIVE INCOME	$3,709	$2,832	$4,434
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Balance Sheets

	May 31,
(In millions)	2017	2016
ASSETS
Current assets:
Cash and equivalents	$3,808	$3,138
Short-term investments	2,371	2,319
Accounts receivable, net	3,677	3,241
Inventories	5,055	4,838
Prepaid expenses and other current assets	1,150	1,489
Total current assets	16,061	15,025
Property, plant and equipment, net	3,989	3,520
Identifiable intangible assets, net	283	281
Goodwill	139	131
Deferred income taxes and other assets	2,787	2,422
TOTAL ASSETS	$23,259	$21,379
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$44
Notes payable	325	1
Accounts payable	2,048	2,191
Accrued liabilities	3,011	3,037
Income taxes payable	84	85
Total current liabilities	5,474	5,358
Long-term debt	3,471	1,993
Deferred income taxes and other liabilities	1,907	1,770
Commitments and contingencies
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 353 shares outstanding	—	—
Class B — 1,314 and 1,329 shares outstanding	3	3
Capital in excess of stated value	8,638	7,786
Accumulated other comprehensive (loss) income	(213)	318
Retained earnings	3,979	4,151
Total shareholders’ equity	12,407	12,258
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,259	$21,379
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Cash Flows

	Year Ended May 31,
(In millions)	2017	2016	2015
Cash provided by operations:
Net income	$4,240	$3,760	$3,273
Income charges (credits) not affecting cash:
Depreciation	706	649	606
Deferred income taxes	(273)	(80)	(113)
Stock-based compensation	215	236	191
Amortization and other	10	13	43
Net foreign currency adjustments	(117)	98	424
Changes in certain working capital components and other assets and liabilities:
(Increase) decrease in accounts receivable	(426)	60	(216)
(Increase) in inventories	(231)	(590)	(621)
(Increase) in prepaid expenses and other current assets	(120)	(161)	(144)
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	(364)	(889)	1,237
Cash provided by operations	3,640	3,096	4,680
Cash used by investing activities:
Purchases of short-term investments	(5,928)	(5,367)	(4,936)
Maturities of short-term investments	3,623	2,924	3,655
Sales of short-term investments	2,423	2,386	2,216
Investments in reverse repurchase agreements	—	150	(150)
Additions to property, plant and equipment	(1,105)	(1,143)	(963)
Disposals of property, plant and equipment	13	10	3
Other investing activities	(34)	6	—
Cash used by investing activities	(1,008)	(1,034)	(175)
Cash used by financing activities:
Net proceeds from long-term debt issuance	1,482	981	—
Long-term debt payments, including current portion	(44)	(106)	(7)
Increase (decrease) in notes payable	327	(67)	(63)
Payments on capital lease and other financing obligations	(17)	(7)	(19)
Proceeds from exercise of stock options and other stock issuances	489	507	514
Excess tax benefits from share-based payment arrangements	177	281	218
Repurchase of common stock	(3,223)	(3,238)	(2,534)
Dividends — common and preferred	(1,133)	(1,022)	(899)
Cash used by financing activities	(1,942)	(2,671)	(2,790)
Effect of exchange rate changes on cash and equivalents	(20)	(105)	(83)
Net increase (decrease) in cash and equivalents	670	(714)	1,632
Cash and equivalents, beginning of year	3,138	3,852	2,220
CASH AND EQUIVALENTS, END OF YEAR	$3,808	$3,138	$3,852
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of capitalized interest	$98	$70	$53
Income taxes	703	748	1,262
Non-cash additions to property, plant and equipment	266	252	206
Dividends declared and not paid	300	271	240
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Consolidated Statements of Shareholders’ Equity

	Common Stock				Capital in Excess of Stated Value	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Class A		Class B
(In millions, except per share data)	Shares	Amount	Shares	Amount
Balance at May 31, 2014	355	$—	1,385	$3	$5,865	$85	$4,871	$10,824
Stock options exercised			27		639			639
Repurchase of Class B Common Stock			(58)		(9)		(2,525)	(2,534)
Dividends on common stock ($0.54 per share) and preferred stock ($0.10 per share)							(931)	(931)
Issuance of shares to employees, net of shares withheld for employee taxes			3		87		(3)	84
Stock-based compensation					191			191
Net income							3,273	3,273
Other comprehensive income (loss)						1,161		1,161
Balance at May 31, 2015	355	$—	1,357	$3	$6,773	$1,246	$4,685	$12,707
Stock options exercised			22		680			680
Conversion to Class B Common Stock	(2)	—	2	—				—
Repurchase of Class B Common Stock			(55)		(8)		(3,230)	(3,238)
Dividends on common stock ($0.62 per share) and preferred stock ($0.10 per share)							(1,053)	(1,053)
Issuance of shares to employees, net of shares withheld for employee taxes			3		105		(11)	94
Stock-based compensation					236			236
Net income							3,760	3,760
Other comprehensive income (loss)						(928)		(928)
Balance at May 31, 2016	353	$—	1,329	$3	$7,786	$318	$4,151	$12,258
Stock options exercised			17		525			525
Conversion to Class B Common Stock	(24)	—	24	—				—
Repurchase of Class B Common Stock			(60)		(9)		(3,240)	(3,249)
Dividends on common stock ($0.70 per share) and preferred stock ($0.10 per share)							(1,159)	(1,159)
Issuance of shares to employees, net of shares withheld for employee taxes			4		121		(13)	108
Stock-based compensation					215			215
Net income							4,240	4,240
Other comprehensive income (loss)						(531)		(531)
Balance at May 31, 2017	329	$—	1,314	$3	$8,638	$(213)	$3,979	$12,407
The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Notes to Consolidated Financial Statements

NOTE 1 — Summary of Significant Accounting Policies

Description of Business
NIKE, Inc. is a worldwide leader in the design, development and worldwide marketing and selling of athletic footwear, apparel, equipment, accessories and services. NIKE, Inc. portfolio brands include the NIKE Brand, Jordan Brand, Hurley and Converse. The NIKE Brand is focused on performance athletic footwear, apparel, equipment, accessories and services across a wide range of sport categories, amplified with sport-inspired sportswear products carrying the Swoosh trademark as well as other NIKE Brand trademarks. The Jordan Brand is focused on athletic and casual footwear, apparel and accessories using the Jumpman trademark. Sales and operating results of Jordan Brand products are reported within the respective NIKE Brand geographic operating segments. The Hurley brand is focused on surf and action sports and youth lifestyle footwear, apparel and accessories, using the Hurley trademark. Sales and operating results of Hurley brand products are reported within the NIKE Brand’s North America geographic operating segment. Converse designs, distributes, markets and sells casual sneakers, apparel and accessories under the Converse, Chuck Taylor, All Star, One Star, Star Chevron and Jack Purcell trademarks. In some markets outside the U.S., these trademarks are licensed to third parties who design, distribute, market and sell similar products. Operating results of the Converse brand are reported on a stand-alone basis.
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
Revenue Recognition
Wholesale revenues are recognized when title and the risks and rewards of ownership have passed to the customer, based on the terms of sale. This occurs upon shipment or upon receipt by the customer depending on the country of the sale and the agreement with the customer. Retail store revenues are recorded at the time of sale and online store revenues are recorded upon delivery to the customer. Provisions for post-invoice sales discounts, returns and miscellaneous claims from customers are estimated and recorded as a reduction to revenue at the time of sale. Post-invoice sales discounts consist of contractual programs with certain customers or discretionary discounts that are expected to be granted to certain customers at a later date. Estimates of discretionary discounts, returns and claims are based on (1) historical rates, (2) specific identification of outstanding claims and outstanding returns not yet received from customers and (3) estimated discounts, returns and claims expected, but not yet finalized with customers. As of May 31, 2017 and 2016, the Company’s reserve balances for post-invoice sales discounts, returns and miscellaneous claims were $643 million and $789 million, respectively.
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
Certain contracts provide for variable payments based upon endorsers maintaining a level of performance in their sport over an extended period of time (e.g., maintaining a specified ranking in a sport for a year). When the Company determines payments are probable, the amounts are reported in Demand creation expense ratably over the contract period based on the Company’s best estimate of the endorser’s performance. In these instances, to the extent that actual payments to the endorser differ from the Company’s estimate due to changes in the endorser’s performance, increased or decreased demand creation expense may be recorded in a future period.
Certain contracts provide for royalty payments to endorsers based upon a predetermined percent of sales of particular products. The Company expenses these payments in Cost of sales as the related sales occur. In certain contracts, the Company offers minimum guaranteed royalty payments. For contracts for which the Company estimates it will not meet the minimum guaranteed amount of royalty fees through sales of product, the Company records the amount of the guaranteed payment in excess of that earned through sales of product in Demand creation expense uniformly over the contract period.

Through cooperative advertising programs, the Company reimburses customers for certain costs of advertising the Company’s products. The Company records these costs in Demand creation expense at the point in time when it is obligated to its customers for the costs. This obligation may arise prior to the related advertisement being run.
Total advertising and promotion expenses were $3,341 million, $3,278 million and $3,213 million for the years ended May 31, 2017, 2016 and 2015, respectively. Prepaid advertising and promotion expenses totaled $558 million and $540 million at May 31, 2017 and 2016, respectively, of which $311 million and $272 million, respectively, was recorded in Prepaid expenses and other current assets, and $247 million and $268 million, respectively, was recorded in Deferred income taxes and other assets, depending on the period to which the prepayment applies.
Operating Overhead Expense
Operating overhead expense consists primarily of wage and benefit-related expenses as well as other administrative costs, such as rent, depreciation and amortization, professional services and meetings and travel.
Cash and Equivalents
Cash and equivalents represent cash and short-term, highly liquid investments, that are both readily convertible to known amounts of cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates, including commercial paper, U.S. Treasury, U.S. Agency, money market funds, time deposits and corporate debt securities with maturities of 90 days or less at the date of purchase.
Short-Term Investments
Short-term investments consist of highly liquid investments, including commercial paper, U.S. Treasury, U.S. Agency, time deposits and corporate debt securities, with maturities over 90 days at the date of purchase. Debt securities that the Company has the ability and positive intent to hold to maturity are carried at amortized cost. At May 31, 2017 and 2016, the Company did not hold any short-term investments that were classified as trading or held-to-maturity.
At May 31, 2017 and 2016, Short-term investments consisted of available-for-sale securities. Available-for-sale securities are recorded at fair value with unrealized gains and losses reported, net of tax, in Accumulated other comprehensive income, unless unrealized losses are determined to be other than temporary. Realized gains and losses on the sale of securities are determined by specific identification. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within Short-term investments on the Consolidated Balance Sheets.
Refer to Note 6 — Fair Value Measurements for more information on the Company’s short-term investments.
Allowance for Uncollectible Accounts Receivable
Accounts receivable, net consist primarily of amounts receivable from customers. The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company considers historical levels of credit losses and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Accounts receivable with anticipated collection dates greater than 12 months from the balance sheet date and related allowances are considered non-current and recorded in Deferred income taxes and other assets. The allowance for uncollectible accounts receivable was $19 million and $43 million at May 31, 2017 and 2016, respectively.
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
Property, Plant and Equipment and Depreciation
Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for land improvements, buildings and leasehold improvements over 2 to 40 years and for machinery and equipment over 2 to 15 years.
Depreciation and amortization of assets used in manufacturing, warehousing and product distribution are recorded in Cost of sales. Depreciation and amortization of all other assets are recorded in Operating overhead expense.
Software Development Costs
Internal Use Software: Expenditures for major software purchases and software developed for internal use are capitalized and amortized over a 2 to 12 year period on a straight-line basis. The Company’s policy provides for the capitalization of external direct costs of materials and services associated with developing or obtaining internal use computer software. In addition, the Company also capitalizes certain payroll and payroll-related costs for employees who are directly associated with internal use computer software projects. The amount of capitalizable payroll costs with respect to these employees is limited to the time directly spent on such projects. Costs associated with preliminary project stage activities, training, maintenance and all other post-implementation stage activities are expensed as incurred.
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
Operating Leases
The Company leases retail store space, certain distribution and warehouse facilities, office space and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, renewal options, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense for non-cancelable operating leases with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property. Certain leases also provide for contingent rent, which is generally determined as a percent of sales in excess of specified levels. A contingent rent liability is recognized together with the corresponding rent expense when specified levels have been achieved or when the Company determines that achieving the specified levels during the period is probable.
Fair Value Measurements
The Company measures certain financial assets and liabilities at fair value on a recurring basis, including derivatives and available-for-sale securities. Fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. The Company uses a three-level hierarchy established by the Financial Accounting Standards Board (FASB) that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).
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
Pricing vendors are utilized for a majority of Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates and considers nonperformance risk of the Company and that of its counterparties.

Level 1 investments include U.S. Treasury securities. Assets and liabilities included within Level 2 include commercial paper, U.S. Agency securities, money market funds, time deposits, corporate debt securities and derivative contracts. Level 3 investments are valued using internally developed models with unobservable inputs and are an immaterial portion of our portfolio.
The Company’s fair value measurement process includes comparing fair values to another independent pricing vendor to ensure appropriate fair values are recorded.
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
Stock-Based Compensation
The Company estimates the fair value of options and stock appreciation rights granted under the NIKE, Inc. Stock Incentive Plan and employees’ purchase rights under the Employee Stock Purchase Plans (ESPPs) using the Black-Scholes option pricing model. The Company recognizes this fair value, net of estimated forfeitures, as Operating overhead expense in the Consolidated Statements of Income over the vesting period using the straight-line method.
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

Recently Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The updated guidance requires debt issuance costs to be presented as a direct deduction from the carrying amount of the corresponding debt liability on the balance sheet. The Company adopted the standard on a retrospective basis in the first quarter of fiscal 2017. The adoption of this standard reduced both Deferred income taxes and other assets and Long-term debt by $17 million on the Consolidated Balance Sheet as of May 31, 2016.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), that replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the standard on June 1, 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. The Company is in the process of evaluating the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements, but expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material. Refer to Note 15 — Commitments and Contingencies for information about the Company’s lease obligations.
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

NOTE 2 — Inventories
Inventory balances of $5,055 million and $4,838 million at May 31, 2017 and 2016, respectively, were substantially all finished goods.

NOTE 3 — Property, Plant and Equipment
Property, plant and equipment, net included the following:

	As of May 31,
(In millions)	2017	2016
Land and improvements	$285	$286
Buildings	1,564	1,467
Machinery, equipment and internal-use software	3,867	3,510
Leasehold improvements	1,484	1,338
Construction in process	758	437
Total property, plant and equipment, gross	7,958	7,038
Less accumulated depreciation	3,969	3,518
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,989	$3,520
Capitalized interest was not material for the years ended May 31, 2017, 2016 and 2015.

NOTE 4 — Identifiable Intangible Assets and Goodwill
Identifiable intangible assets, net consist of indefinite-lived trademarks, which are not subject to amortization, and acquired trademarks and other intangible assets, which are subject to amortization. Indefinite-lived trademarks were $281 million at May 31, 2017 and 2016. Gross acquired trademarks and other intangible assets were $19 million and $16 million at May 31, 2017 and 2016, respectively, and the related accumulated amortization was $17 million and $16 million, respectively. Goodwill was $139 million and $131 million at May 31, 2017 and 2016, respectively, of which $65 million was included in the Converse segment for each of the respective periods. The remaining amounts were included in Global Brand Divisions for segment reporting purposes. There were no accumulated impairment balances for goodwill as of either period end.

NOTE 5 — Accrued Liabilities
Accrued liabilities included the following:

	As of May 31,
(In millions)	2017	2016
Compensation and benefits, excluding taxes	$871	$943
Endorsement compensation	396	393
Dividends payable	300	271
Import and logistics costs	257	198
Taxes other than income taxes payable	196	159
Fair value of derivatives	168	162
Advertising and marketing	125	119
Collateral received from counterparties to hedging instruments	—	105
Other(1)	698	687
TOTAL ACCRUED LIABILITIES	$3,011	$3,037

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at May 31, 2017 and 2016.

NOTE 6 — Fair Value Measurements
The following tables present information about the Company's financial assets and liabilities measured at fair value on a recurring basis as of May 31, 2017 and 2016, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Refer to Note 1 — Summary of Significant Accounting Policies for additional detail regarding the Company’s fair value measurement methodology.

	As of May 31, 2017
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$505	$505	$—	$—
Level 1:
U.S. Treasury securities	1,545	159	1,386	—
Level 2:
Time deposits	813	769	44	—
U.S. Agency securities	522	150	372	—
Commercial paper and bonds	820	251	569	—
Money market funds	1,974	1,974	—	—
Total level 2	4,129	3,144	985	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,189	$3,808	$2,371	$10

	As of May 31, 2016
(In millions)	Assets at Fair Value	Cash Equivalents	Short-term Investments	Other Long-term Assets
Cash	$774	$774	$—	$—
Level 1:
U.S. Treasury securities	1,265	100	1,165	—
Level 2:
Time deposits	831	827	4	—
U.S. Agency securities	679	—	679	—
Commercial paper and bonds	733	262	471	—
Money market funds	1,175	1,175	—	—
Total level 2	3,418	2,264	1,154	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,467	$3,138	$2,319	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company's credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance (refer to Note 16 — Risk Management and Derivatives). Any amounts of cash collateral posted related to these instruments associated with the Company's credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company's derivative liability balance (refer to Note 16 — Risk Management and Derivatives). Cash collateral received or posted related to the Company's credit related contingent features is presented in the Cash provided by operations component of the Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Consolidated Balance Sheets pursuant to U.S. GAAP.
The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of May 31, 2017 and 2016, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of May 31, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$231	$216	$15	$246	$166	$80
Embedded derivatives	10	1	9	8	2	6
Interest rate swaps	—	—	—	—	—	—
TOTAL	$241	$217	$24	$254	$168	$86

(1)
If the foreign exchange derivative instruments had been netted in the Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $187 million as of May 31, 2017. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to these foreign exchange derivative instruments.

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

(2)	As of May 31, 2016, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to its interest rate swaps.
Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). As of May 31, 2017, the Company held $2,125 million of available-for-sale securities with maturity dates within one year and $246 million with maturity dates over one year and less than five years within Short-term investments on the Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the fiscal years ended May 31, 2017 and 2016. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of May 31, 2017 and 2016. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the years ended May 31, 2017 and 2016, the Company did not consider its securities to be other-than-temporarily impaired and accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net was interest income related to the Company's available-for-sale securities of $27 million, $12 million and $6 million for the years ended May 31, 2017, 2016 and 2015, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company's portfolio. Changes in Level 3 investment assets were immaterial during the years ended May 31, 2017 and 2016.
No transfers among the levels within the fair value hierarchy occurred during the years ended May 31, 2017 or 2016.
Derivative financial instruments include foreign exchange forwards and options, embedded derivatives and interest rate swaps. Refer to Note 16 — Risk Management and Derivatives for additional detail. For fair value information regarding Notes payable and Long-term debt, refer to Note 7 — Short-Term Borrowings and Credit Lines and Note 8 — Long-Term Debt, respectively. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of May 31, 2017 and 2016, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.

NOTE 7 — Short-Term Borrowings and Credit Lines
Notes payable and interest-bearing accounts payable to Sojitz Corporation of America (“Sojitz America”) as of May 31, 2017 and 2016 are summarized below:

	As of May 31,
	2017			2016
(Dollars in millions)	Borrowings	Interest Rate		Borrowings	Interest Rate
Notes payable:
Commercial paper	$325	0.86%		$—	0.00%
U.S. operations	—	0.00%	(1)	—	0.00%	(1)
Non-U.S. operations	—	0.00%	(1)	1	13.00%	(1)
TOTAL NOTES PAYABLE	$325			$1
Interest-bearing accounts payable:
Sojitz America	$51	1.78%		$39	1.27%

(1)	Weighted average interest rate includes non-interest bearing overdrafts.
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
As of May 31, 2017, the Company had $325 million outstanding under its $2 billion commercial paper program at a weighted average interest rate of 0.86%. No borrowings were outstanding at May 31, 2016.

On August 28, 2015, the Company entered into a committed credit facility agreement with a syndicate of banks which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. Based on the Company’s current long-term senior unsecured debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively, the interest rate charged on any outstanding borrowings would be the prevailing LIBOR plus 0.455%. The facility fee is 0.045% of the total commitment. Under this committed credit facility, the Company must maintain certain financial ratios, among other things, with which the Company was in compliance at May 31, 2017. No amounts were outstanding under the committed credit facility as of May 31, 2017 or 2016.

NOTE 8 — Long-Term Debt
Long-term debt, net of unamortized premiums, discounts and debt issuance costs, comprises the following:

				Book Value Outstanding as of May 31,
Scheduled Maturity (Dollars and Yen in millions)	Original Principal	Interest Rate	Interest Payments	2017	2016
Corporate Bond Payables:(1)(2)
May 1, 2023	$500	2.25%	Semi-Annually	497	497
November 1, 2026	$1,000	2.38%	Semi-Annually	993	—
May 1, 2043	$500	3.63%	Semi-Annually	495	494
November 1, 2045	$1,000	3.88%	Semi-Annually	981	981
November 1, 2046	$500	3.38%	Semi-Annually	490	—
Promissory Notes:
April 1, 2017	$40	6.20%	Monthly	—	38
Japanese Yen Notes:(3)
August 20, 2001 through November 20, 2020	¥9,000	2.60%	Quarterly	14	18
August 20, 2001 through November 20, 2020	¥4,000	2.00%	Quarterly	7	9
Total				3,477	2,037
Less current maturities				6	44
TOTAL LONG-TERM DEBT				$3,471	$1,993

(1)	These senior unsecured obligations rank equally with the Company’s other unsecured and unsubordinated indebtedness.

(2)
The bonds are redeemable at the Company’s option up to three months prior to the scheduled maturity date for the bonds maturing in 2023 and 2026, and up to six months prior to the scheduled maturity date for the bonds maturing in 2043, 2045 and 2046, at a price equal to the greater of (i) 100% of the aggregate principal amount of the notes to be redeemed or (ii) the sum of the present values of the remaining scheduled payments, plus in each case, accrued and unpaid interest. Within three and six months to scheduled maturity, respectively, the bonds also feature a par call provision, which allows for the bonds to be redeemed at a price equal to 100% of the aggregate principal amount of the notes being redeemed, plus accrued and unpaid interest.

(3)
NIKE Logistics YK assumed a total of ¥13.0 billion in loans as part of its agreement to purchase a distribution center in Japan, which serves as collateral for the loans. These loans mature in equal quarterly installments during the period August 20, 2001 through November 20, 2020.

The scheduled maturity of Long-term debt in each of the years ending May 31, 2018 through 2022 are $6 million, $6 million, $6 million, $3 million and $0 million, respectively, at face value.
The Company's Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,401 million at May 31, 2017 and $2,125 million at May 31, 2016.

NOTE 9 — Income Taxes
Income before income taxes is as follows:

	Year Ended May 31,
(In millions)	2017	2016	2015
Income before income taxes:
United States	$1,240	$956	$1,967
Foreign	3,646	3,667	2,238
TOTAL INCOME BEFORE INCOME TAXES	$4,886	$4,623	$4,205

The provision for income taxes is as follows:

	Year Ended May 31,
(In millions)	2017	2016	2015
Current:
United States
Federal	$398	$304	$596
State	82	71	80
Foreign	439	568	369
Total	919	943	1,045
Deferred:
United States
Federal	(279)	(57)	(66)
State	(9)	(16)	(11)
Foreign	15	(7)	(36)
Total	(273)	(80)	(113)
TOTAL INCOME TAX EXPENSE	$646	$863	$932
A reconciliation from the U.S. statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended May 31,
	2017	2016	2015
Federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.1%	1.1%	0.9%
Foreign earnings	-20.7%	-18.2%	-14.8%
Resolution of a U.S. tax matter	-3.2%	—%	—%
Other, net	1.0%	0.8%	1.1%
EFFECTIVE INCOME TAX RATE	13.2%	18.7%	22.2%
The effective tax rate for the year ended May 31, 2017 was 550 basis points lower than the effective tax rate for the year ended May 31, 2016 primarily due to a one-time benefit in the first quarter of the fiscal year related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and a decrease in foreign earnings taxed in the United States.
The effective tax rate for the year ended May 31, 2016 was 350 basis points lower than the effective tax rate for the year ended May 31, 2015 primarily due to an increase in the proportion of earnings from operations outside of the United States, which are generally subject to a lower tax rate.

Deferred tax assets and liabilities comprise the following:

	As of May 31,
(In millions)	2017	2016
Deferred tax assets:
Allowance for doubtful accounts	$4	$5
Inventories	90	88
Sales return reserves	130	182
Deferred compensation	348	274
Stock-based compensation	225	206
Reserves and accrued liabilities	84	78
Net operating loss carry-forwards	84	44
Foreign tax credit carry-forwards	208	—
Undistributed earnings of foreign subsidiaries	173	179
Other	106	72
Total deferred tax assets	1,452	1,128
Valuation allowance	(82)	(52)
Total deferred tax assets after valuation allowance	1,370	1,076
Deferred tax liabilities:
Property, plant and equipment	(254)	(268)
Intangibles	(90)	(92)
Other	(2)	(4)
Total deferred tax liability	(346)	(364)
NET DEFERRED TAX ASSET	$1,024	$712
The following is a reconciliation of the changes in the gross balance of unrecognized tax benefits:

	As of May 31,
(In millions)	2017	2016	2015
Unrecognized tax benefits, beginning of the period	$506	$438	$506
Gross increases related to prior period tax positions	31	49	32
Gross decreases related to prior period tax positions	(163)	(20)	(123)
Gross increases related to current period tax positions	115	81	82
Gross decreases related to current period tax positions	—	—	(9)
Settlements	(12)	(13)	(27)
Lapse of statute of limitations	(21)	(17)	(10)
Changes due to currency translation	5	(12)	(13)
UNRECOGNIZED TAX BENEFITS, END OF THE PERIOD	$461	$506	$438
As of May 31, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $461 million, $230 million of which would affect the Company's effective tax rate if recognized in future periods.
The Company recognizes interest and penalties related to income tax matters in Income tax expense. The liability for payment of interest and penalties decreased by $38 million during the year ended May 31, 2017, increased by $45 million during the year ended May 31, 2016 and decreased by $3 million during the year ended May 31, 2015. As of May 31, 2017 and 2016, accrued interest and penalties related to uncertain tax positions were $171 million and $209 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States as well as various state and foreign jurisdictions. As previously disclosed, the Company received statutory notices of deficiency from the IRS for fiscal 2011 and fiscal 2012 proposing a total increase in tax of $254 million, subject to interest, related to a foreign tax credit matter. The Company contested these deficiencies by filing petitions with the U.S Tax Court. During the three months ended August 31, 2016, the Company reached a resolution with the IRS on this matter. Decisions were subsequently filed in U.S. District Tax Court stating there is no deficiency in income tax due from the Company. In the current period, the Company closed all U.S. federal income tax matters for fiscal years 2013 and 2014, with the exception of certain transfer pricing adjustments. The Company is currently under audit by the IRS for fiscal years 2015 and 2016.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2006 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $69 million within the next 12 months.

The Company provides for U.S. income taxes on the undistributed earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At May 31, 2017, the indefinitely reinvested earnings in foreign subsidiaries upon which United States income taxes have not been provided were approximately $12.2 billion. If these undistributed earnings were repatriated to the United States or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, they would generate foreign tax credits that would reduce the federal tax liability associated with the foreign dividend or the otherwise taxable transaction. Assuming a full utilization of the foreign tax credits, the potential net deferred tax liability associated with these temporary differences of undistributed earnings would be approximately $4.1 billion at May 31, 2017.
A portion of the Company's foreign operations are benefiting from a tax holiday, which is set to expire in 2021. This tax holiday may be extended when certain conditions are met or may be terminated early if certain conditions are not met. The tax benefit attributable to this tax holiday was $187 million, $173 million and $174 million for the fiscal years ended May 31, 2017, 2016 and 2015, respectively. The benefit of the tax holiday on diluted earnings per common share was $0.11, $0.10 and $0.10 for the fiscal years ended May 31, 2017, 2016 and 2015, respectively.
Deferred tax assets at May 31, 2017 and 2016 were reduced by a valuation allowance primarily relating to tax benefits of certain entities with operating losses. There was a $30 million net increase in the valuation allowance for the year ended May 31, 2017, compared to a net increase of $43 million for the year ended May 31, 2016 and no net change for the year ended May 31, 2015.
The Company has recorded deferred tax assets of $208 million at May 31, 2017 for foreign tax credit carry-forwards which expire in 2027.
The Company has available domestic and foreign loss carry-forwards of $266 million at May 31, 2017. Such losses will expire as follows:

	Year Ending May 31,
(In millions)	2018	2019	2020	2021	2022-2035	Indefinite	Total
Net operating losses	$5	$1	$1	$1	$62	$196	$266
During the years ended May 31, 2017, 2016 and 2015, income tax benefits attributable to employee stock-based compensation transactions of $177 million, $281 million and $224 million, respectively, were allocated to Total shareholders’ equity.

NOTE 10 — Redeemable Preferred Stock
Sojitz America is the sole owner of the Company’s authorized redeemable preferred stock, $1 par value, which is redeemable at the option of Sojitz America or the Company at par value aggregating $0.3 million. A cumulative dividend of $0.10 per share is payable annually on May 31 and no dividends may be declared or paid on the common stock of the Company unless dividends on the redeemable preferred stock have been declared and paid in full. There have been no changes in the redeemable preferred stock in the three years ended May 31, 2017, 2016 and 2015. As the holder of the redeemable preferred stock, Sojitz America does not have general voting rights, but does have the right to vote as a separate class on the sale of all or substantially all of the assets of the Company and its subsidiaries, on merger, consolidation, liquidation or dissolution of the Company or on the sale or assignment of the NIKE trademark for athletic footwear sold in the United States. The redeemable preferred stock has been fully issued to Sojitz America and is not blank check preferred stock. The Company's articles of incorporation do not permit the issuance of additional preferred stock.

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
The following table summarizes the Company’s total stock-based compensation expense recognized in Operating overhead expense:

	Year Ended May 31,
(In millions)	2017	2016	2015
Stock options(1)	$145	$171	$136
ESPPs	36	31	24
Restricted stock	34	34	31
TOTAL STOCK-BASED COMPENSATION EXPENSE	$215	$236	$191

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $14 million, $30 million and $19 million for the years ended May 31, 2017, 2016 and 2015, respectively.

As of May 31, 2017, the Company had $201 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Operating overhead expense over a weighted average remaining period of 1.9 years.

The weighted average fair value per share of the options granted during the years ended May 31, 2017, 2016 and 2015, computed as of the grant date using the Black-Scholes pricing model, was $9.38, $12.66 and $8.48, respectively. The weighted average assumptions used to estimate these fair values are as follows:

	Year Ended May 31,
	2017	2016	2015
Dividend yield	1.1%	1.0%	1.2%
Expected volatility	17.4%	23.6%	23.6%
Weighted average expected life (in years)	6.0	5.8	5.8
Risk-free interest rate	1.3%	1.7%	1.7%
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
The following summarizes the stock option transactions under the plan discussed above:

	Shares(1)	Weighted Average Option Price
	(In millions)
Options outstanding May 31, 2014	127.1	$19.64
Exercised	(27.2)	15.39
Forfeited	(2.1)	29.51
Granted	18.4	38.84
Options outstanding May 31, 2015	116.2	23.50
Exercised	(22.5)	17.75
Forfeited	(2.3)	39.96
Granted	20.6	56.41
Options outstanding May 31, 2016	112.0	30.38
Exercised	(17.1)	20.42
Forfeited	(2.3)	49.47
Granted	12.2	57.81
Options outstanding May 31, 2017	104.8	$34.79
Options exercisable at May 31,
2015	68.6	$18.26
2016	66.5	21.48
2017	67.9	26.03

(1)	Includes stock appreciation rights transactions.
The weighted average contractual life remaining for options outstanding and options exercisable at May 31, 2017 was 5.7 years and 4.5 years, respectively. The aggregate intrinsic value for options outstanding and exercisable at May 31, 2017 was $2,027 million and $1,846 million, respectively. The aggregate intrinsic value was the amount by which the market value of the underlying stock exceeded the exercise price of the options. The total intrinsic value of the options exercised during the years ended May 31, 2017, 2016 and 2015 was $594 million, $946 million and $795 million, respectively.
In addition to the Stock Incentive Plan, the Company gives employees the right to purchase shares at a discount to the market price under employee stock purchase plans (ESPPs). Subject to the annual statutory limit, employees are eligible to participate through payroll deductions of up to 10% of their compensation. At the end of each six-month offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. Employees purchased 3.1 million, 2.5 million and 2.7 million shares during each of the three years ended May 31, 2017, 2016 and 2015, respectively.
From time to time, the Company grants restricted stock and restricted stock units to key employees under the Stock Incentive Plan. The number of shares underlying such awards granted to employees during the years ended May 31, 2017, 2016 and 2015 were 0.4 million, 1.0 million and 0.5 million, respectively, with weighted average values per share of $57.59, $54.87 and $39.69, respectively. Recipients of restricted stock are entitled to cash dividends and to vote their respective shares throughout the period of restriction. Recipients of restricted stock units are entitled to dividend equivalent cash payments upon vesting. The value of all grants of restricted stock and restricted stock units was established by the market price on the date of grant. During the years ended May 31, 2017, 2016 and 2015, the aggregate fair value of restricted stock and restricted stock units vested was $60 million, $49 million and $20 million, respectively, determined as of the date of vesting. As of May 31, 2017, the Company had $43 million of unrecognized compensation costs from restricted stock and restricted stock units to be recognized in Operating overhead expense over a weighted average period of 2.4 years.

NOTE 12 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under employee stock purchase plans, to purchase an additional 30.5 million, 0.2 million and 1.7 million shares of common stock outstanding for the years ended May 31, 2017, 2016 and 2015, respectively, because the options were anti-dilutive.

	Year Ended May 31,
(In millions, except per share data)	2017	2016	2015
Determination of shares:
Weighted average common shares outstanding	1,657.8	1,697.9	1,723.5
Assumed conversion of dilutive stock options and awards	34.2	44.6	45.3
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,692.0	1,742.5	1,768.8

Earnings per common share:
Basic	$2.56	$2.21	$1.90
Diluted	$2.51	$2.16	$1.85

NOTE 13 — Benefit Plans
The Company has a qualified 401(k) Savings and Profit Sharing Plan, in which all U.S. employees are able to participate. The Company matches a portion of employee contributions to the savings plan. Company contributions to the savings plan were $75 million, $72 million and $58 million and included in Operating overhead expense for the years ended May 31, 2017, 2016 and 2015, respectively. The terms of the plan also allow for annual discretionary profit sharing contributions, as determined by the Board of Directors, to the accounts of eligible U.S. employees who work at least 1,000 hours in a year. Profit sharing contributions of $68 million, $64 million and $58 million were made to the plan and included in Operating overhead expense for the years ended May 31, 2017, 2016 and 2015, respectively.
The Company also has a Long-Term Incentive Plan (LTIP) that was adopted by the Board of Directors and approved by shareholders in September 1997 and later amended and approved in fiscal 2007 and fiscal 2012. The Company recognized $21 million, $85 million and $68 million of Operating overhead expense related to cash awards under the LTIP during the years ended May 31, 2017, 2016 and 2015, respectively.
The Company allows certain highly compensated employees and non-employee directors of the Company to defer compensation under a nonqualified deferred compensation plan. Deferred compensation plan liabilities were $569 million and $475 million at May 31, 2017 and 2016, respectively, and primarily classified as long-term in Deferred income taxes and other liabilities.
The Company has pension plans in various countries worldwide. The pension plans are only available to local employees and are generally government mandated. The liability related to the unfunded pension liabilities of the plans was $107 million and $93 million at May 31, 2017 and 2016, respectively, and primarily classified as long-term in Deferred income taxes and other liabilities.

NOTE 14 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive gains (losses) before reclassifications(2)	15	118	—	(14)	119
Reclassifications to net income of previously deferred (gains) losses(3)	1	(633)	—	(18)	(650)
Other comprehensive income (loss)	16	(515)	—	(32)	(531)
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $24 million, $0 million, $3 million and $27 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $(3) million and $(6) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2015	$(31)	$1,220	$115	$(58)	$1,246
Other comprehensive gains (losses) before reclassifications(2)	(178)	(47)	—	6	(219)
Reclassifications to net income of previously deferred (gains) losses(3)	2	(710)	—	(1)	(709)
Other comprehensive income (loss)	(176)	(757)	—	5	(928)
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $28 million, $0 million, $(2) million and $26 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $7 million, $0 million, $2 million and $9 million, respectively.
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income

	Year Ended May 31,
(In millions)	2017	2016
Gains (losses) on foreign currency translation adjustment	(1)	(2)	Other (income) expense, net
Total before tax	(1)	(2)
Tax (expense) benefit	—	—
Gain (loss) net of tax	(1)	(2)
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	96	(88)	Revenues
Foreign exchange forwards and options	339	586	Cost of sales
Foreign exchange forwards and options	—	—	Total selling and administrative expense
Foreign exchange forwards and options	199	219	Other (income) expense, net
Interest rate swaps	(4)	—	Interest expense (income), net
Total before tax	630	717
Tax (expense) benefit	3	(7)
Gain (loss) net of tax	633	710
Gains (losses) on other	15	3	Other (income) expense, net
Total before tax	15	3
Tax (expense) benefit	3	(2)
Gain (loss) net of tax	18	1
Total net gain (loss) reclassified for the period	$650	$709
Refer to Note 16 — Risk Management and Derivatives for more information on the Company's risk management program and derivatives.

NOTE 15 — Commitments and Contingencies
The Company leases retail store space, certain distribution and warehouse facilities, and office space and other non-real estate assets under operating leases expiring from 1 to 17 years after May 31, 2017. Rent expense was $731 million, $661 million and $594 million for the years ended May 31, 2017, 2016 and 2015, respectively. Amounts of minimum future annual commitments under non-cancelable operating and capital leases are as follows (in millions):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating leases	$537	$509	$438	$399	$350	$1,672	$3,905
Capital leases and other financing obligations(1)	$34	$32	$28	$25	$26	$225	$370

(1)	Capital leases and other financing obligations include payments related to build-to-suit lease arrangements.
As of May 31, 2017 and 2016, the Company had letters of credit outstanding totaling $152 million and $157 million, respectively. These letters of credit were generally issued for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.

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
The majority of derivatives outstanding as of May 31, 2017 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, British Pound/Euro and Japanese Yen/U.S. Dollar currency pairs. All derivatives are recognized on the Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.
The following table presents the fair values of derivative instruments included within the Consolidated Balance Sheets as of May 31, 2017 and 2016:

	Asset Derivatives			Liability Derivatives
(In millions)	Balance Sheet Location	2017	2016	Balance Sheet Location	2017	2016
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$113	$447	Accrued liabilities	$59	$38
Interest rate swaps	Prepaid expenses and other current assets	—	7	Accrued liabilities	—	45
Foreign exchange forwards and options	Deferred income taxes and other assets	13	90	Deferred income taxes and other liabilities	73	12
Interest rate swaps	Deferred income taxes and other assets	—	—	Deferred income taxes and other liabilities	—	—
Total derivatives formally designated as hedging instruments		126	544		132	95
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	103	40	Accrued liabilities	107	76
Embedded derivatives	Prepaid expenses and other current assets	1	2	Accrued liabilities	2	2
Foreign exchange forwards and options	Deferred income taxes and other assets	2	26	Deferred income taxes and other liabilities	7	19
Embedded derivatives	Deferred income taxes and other assets	9	5	Deferred income taxes and other liabilities	6	7
Total derivatives not designated as hedging instruments		115	73		122	104
TOTAL DERIVATIVES		$241	$617		$254	$199

The following tables present the amounts affecting the Consolidated Statements of Income for the years ended May 31, 2017, 2016 and 2015:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Year Ended May 31,			Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Income	Year Ended May 31,

	2017	2016	2015		2017	2016	2015
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$72	$90	$(202)	Revenues	$96	$(88)	$(95)
Foreign exchange forwards and options	43	(57)	1,109	Cost of sales	339	586	220
Foreign exchange forwards and options	(4)	—	—	Total selling and administrative expense	—	—	—
Foreign exchange forwards and options	37	(25)	497	Other (income) expense, net	199	219	136
Interest rate swaps	(54)	(83)	76	Interest expense (income), net	(4)	—	—
Total designated cash flow hedges	94	(75)	1,480		630	717	261

(1)
For the years ended May 31, 2017, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

	Amount of Gain (Loss) Recognized in Income on Derivatives			Location of Gain (Loss) Recognized in Income on Derivatives
	Year Ended May 31,
(In millions)	2017	2016	2015
Derivatives designated as fair value hedges:
Interest rate swaps(1)	$—	$2	$5	Interest expense (income), net
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	(44)	(68)	611	Other (income) expense, net
Embedded derivatives	$(2)	$(2)	$(1)	Other (income) expense, net

(1)
All interest rate swaps designated as fair value hedges meet the shortcut method requirements under the accounting standards for derivatives and hedging. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. Refer to “Fair Value Hedges” in this note for additional detail.

Refer to Note 6 — Fair Value Measurements for a description of how the above financial instruments are valued and Note 14 — Accumulated Other Comprehensive Income and the Consolidated Statements of Shareholders’ Equity for additional information on changes in Accumulated other comprehensive income for the years ended May 31, 2017, 2016 and 2015.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $11.1 billion as of May 31, 2017.
During the second quarter of fiscal 2017, the Company terminated all forward-starting interest rate swap agreements with a total notional amount of $1.5 billion in connection with the October 21, 2016 debt issuance (refer to Note 8 - Long-Term Debt). Upon termination of these forward-starting swaps, the Company made cash payments to the related counterparties of $92 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest expense is incurred over the term of the issued debt. During the second quarter of fiscal 2016, the Company terminated certain forward-starting interest rate swaps with a total notional amount of $1 billion in connection with the October 29, 2015 debt issuance (refer to Note 8 — Long-Term Debt). Upon termination of these forward-starting swaps, the Company received cash payments from the related counterparties of $34 million, which was recorded in Accumulated other comprehensive income and will be released through Interest expense (income), net as interest expense is incurred over the term of the issued debt.
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
The Company formally assesses, both at a hedge’s inception and on an ongoing basis, whether the derivatives that are used in the hedging transaction have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Effectiveness for cash flow hedges is assessed based on changes in forward rates. Ineffectiveness was immaterial for the years ended May 31, 2017, 2016 and 2015.
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
When the Company discontinues hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, but is expected to occur within an additional two-month period of time thereafter, the gain or loss on the derivative remains in Accumulated other comprehensive income and is reclassified to Net income when the forecasted transaction affects consolidated Net income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will carry the derivative at its fair value on the Consolidated Balance Sheets, recognizing future changes in the fair value in Other (income) expense, net. For the years ended May 31, 2017, 2016 and 2015, the amounts recorded in Other (income) expense, net as a result of the discontinuance of cash flow hedging because the forecasted transaction was no longer probable of occurring were immaterial.
As of May 31, 2017, $100 million of deferred net gains (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of May 31, 2017, the maximum term over which the Company is hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The cash flows associated with the Company’s fair value hedges are periodic interest payments while the swaps are outstanding, which are reflected within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the years ended May 31, 2017, 2016 or 2015. On October 15, 2015, the Company repaid the long-term debt which had previously been hedged with these interest rate swaps. Accordingly, as of May 31, 2017, the Company had no interest rate swaps designated as fair value hedges.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The Company classifies the cash flows at settlement of its net investment hedges within the Cash used by investing activities component of the Consolidated Statements of Cash Flows. The Company assesses hedge effectiveness based on changes in forward rates. The Company recorded no ineffectiveness from net investment hedges for the years ended May 31, 2017, 2016 or 2015. The Company had no outstanding net investment hedges as of May 31, 2017.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Consolidated Balance Sheets and/or the embedded derivative contracts. These forwards are not designated as hedging instruments under U.S. GAAP. Accordingly, these undesignated instruments are recorded at fair value as a derivative asset or liability on the Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position or embedded derivative contract. The Company classifies the cash flows at settlement from undesignated instruments in the same category as the cash flows from the related hedged items, primarily within the Cash provided by operations component of the Consolidated Statements of Cash Flows. The total notional amount of outstanding undesignated derivative instruments was $10.5 billion as of May 31, 2017.
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
At May 31, 2017, the total notional amount of all embedded derivatives outstanding was approximately $265 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of May 31, 2017, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $59 million. However, no derivative instruments with credit risk-related contingent features in a net liability position were greater than $50 million by counterparty. Accordingly, the Company was not required to post any collateral as a result of these contingent features. Further, as of May 31, 2017, the Company had received no cash collateral from various counterparties to its derivative contracts (refer to Note 6 — Fair Value Measurements). Given the considerations described above, the Company considers the impact of the risk of counterparty default to be immaterial.

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
In June 2017, NIKE, Inc. announced a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. As a result of this organizational realignment, beginning in fiscal 2018, the Company's reportable operating segments for the NIKE Brand will be: North America; Europe, Middle East and Africa; Greater China; and Asia Pacific and Latin America.
The Company’s NIKE Brand Direct to Consumer (DTC) operations are, and will continue to be, managed within each geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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

	Year Ended May 31,
(In millions)	2017	2016	2015
REVENUES
North America	$15,216	$14,764	$13,740
Western Europe	6,211	5,884	5,705
Central & Eastern Europe	1,487	1,431	1,421
Greater China	4,237	3,785	3,067
Japan	1,014	869	755
Emerging Markets	3,995	3,701	3,898
Global Brand Divisions	73	73	115
Total NIKE Brand	32,233	30,507	28,701
Converse	2,042	1,955	1,982
Corporate	75	(86)	(82)
TOTAL NIKE, INC. REVENUES	$34,350	$32,376	$30,601
EARNINGS BEFORE INTEREST AND TAXES
North America	$3,875	$3,763	$3,645
Western Europe	1,203	1,434	1,275
Central & Eastern Europe	244	289	249
Greater China	1,507	1,372	993
Japan	224	174	100
Emerging Markets	816	892	818
Global Brand Divisions	(2,677)	(2,596)	(2,267)
Total NIKE Brand	5,192	5,328	4,813
Converse	477	487	517
Corporate	(724)	(1,173)	(1,097)
Total NIKE, Inc. Earnings Before Interest and Taxes	4,945	4,642	4,233
Interest expense (income), net	59	19	28
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$4,886	$4,623	$4,205
ADDITIONS TO LONG-LIVED ASSETS
North America	$223	$242	$208
Western Europe	162	215	216
Central & Eastern Europe	10	17	20
Greater China	51	44	69
Japan	21	13	15
Emerging Markets	39	51	37
Global Brand Divisions	278	258	225
Total NIKE Brand	784	840	790
Converse	30	39	69
Corporate	387	312	144
TOTAL ADDITIONS TO LONG-LIVED ASSETS	$1,201	$1,191	$1,003
DEPRECIATION
North America	$140	$133	$121
Western Europe	91	72	75
Central & Eastern Europe	13	12	12
Greater China	54	48	46
Japan	18	18	22
Emerging Markets	38	25	27
Global Brand Divisions	233	230	210
Total NIKE Brand	587	538	513
Converse	28	27	18
Corporate	91	84	75
TOTAL DEPRECIATION	$706	$649	$606

	As of May 31,
(In millions)	2017	2016
ACCOUNTS RECEIVABLE, NET
North America	$1,798	$1,689
Western Europe	410	378
Central & Eastern Europe	228	194
Greater China	102	74
Japan	151	129
Emerging Markets	594	409
Global Brand Divisions	86	76
Total NIKE Brand	3,369	2,949
Converse	297	270
Corporate	11	22
TOTAL ACCOUNTS RECEIVABLE, NET	$3,677	$3,241
INVENTORIES
North America	$2,218	$2,363
Western Europe	1,035	929
Central & Eastern Europe	251	210
Greater China	463	375
Japan	127	146
Emerging Markets	608	478
Global Brand Divisions	68	35
Total NIKE Brand	4,770	4,536
Converse	286	306
Corporate	(1)	(4)
TOTAL INVENTORIES	$5,055	$4,838
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$819	$742
Western Europe	658	589
Central & Eastern Europe	48	50
Greater China	225	234
Japan	223	223
Emerging Markets	120	109
Global Brand Divisions	533	511
Total NIKE Brand	2,626	2,458
Converse	125	125
Corporate	1,238	937
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$3,989	$3,520
Revenues by Major Product Lines
Revenues from external customers for NIKE Brand products are attributable to sales of footwear, apparel and equipment. Other revenues from external customers consist primarily of sales by Converse.

	Year Ended May 31,
(In millions)	2017	2016	2015
Footwear	$21,081	$19,871	$18,318
Apparel	9,654	9,067	8,637
Equipment	1,425	1,496	1,631
Other	2,190	1,942	2,015
TOTAL NIKE, INC. REVENUES	$34,350	$32,376	$30,601

Revenues and Long-Lived Assets by Geographic Area
After allocation of revenues for Global Brand Divisions, Converse and Corporate to geographical areas based on the location where the sales originated, revenues by geographical area are essentially the same as reported above for the NIKE Brand operating segments with the exception of the United States. Revenues derived in the United States were $15,778 million, $15,304 million and $14,180 million for the years ended May 31, 2017, 2016 and 2015, respectively. The Company’s largest concentrations of long-lived assets primarily consist of the Company’s world headquarters and distribution facilities in the United States and distribution facilities in Belgium, China and Japan. Long-lived assets attributable to operations in the United States, which are primarily composed of net property, plant & equipment, were $2,629 million and $2,241 million at May 31, 2017 and 2016, respectively. Long-lived assets attributable to operations in Belgium were $390 million and $348 million at May 31, 2017 and 2016, respectively. Long-lived assets attributable to operations in China were $232 million and $240 million at May 31, 2017 and 2016, respectively. Long-lived assets attributable to operations in Japan were $223 million and $223 million at May 31, 2017 and 2016, respectively.
Major Customers
No customer accounted for 10% or more of the Company’s net revenues during the years ended May 31, 2017, 2016 and 2015.
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
We carry out a variety of ongoing procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of May 31, 2017.
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

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required by Item 401 of Regulation S-K regarding directors is included under “Election of Directors” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding executive officers is included under “Executive Officers of the Registrant” in Item 1 of this Report. The information required by Item 405 of Regulation S-K is included under “Election of Directors — Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 406 of Regulation S-K is included under “Corporate Governance — Code of Business Conduct and Ethics” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Items 407(d)(4) and (d)(5) of Regulation S-K regarding the Audit Committee of the Board of Directors is included under “Corporate Governance — Board Committees” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 11. Executive Compensation
The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K regarding executive compensation is included under “Election of Directors — Director Compensation for Fiscal 2017,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Election of Directors — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 201(d) of Regulation S-K is included under “Executive Compensation — Equity Compensation Plans” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference. The information required by Item 403 of Regulation S-K is included under “Election of Directors — Stock Holdings of Certain Owners and Management” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 13. Certain Relationships and Related Transactions and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K is included under “Election of Directors — Transactions with Related Persons” and “Corporate Governance — Director Independence” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. Principal Accountant Fees and Services
The information required by Item 9(e) of Schedule 14A is included under “Ratification of Independent Registered Public Accounting Firm” in the definitive Proxy Statement for our 2017 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:
		Form 10-K Page No.

1.	Financial Statements:

	Report of Independent Registered Public Accounting Firm	45

	Consolidated Statements of Income for each of the three years ended May 31, 2017, May 31, 2016 and May 31, 2015	46

	Consolidated Statements of Comprehensive Income for each of the three years ended May 31, 2017, May 31, 2016 and May 31, 2015	47

	Consolidated Balance Sheets at May 31, 2017 and May 31, 2016	48

	Consolidated Statements of Cash Flows for each of the three years ended May 31, 2017, May 31, 2016 and May 31, 2015	49

	Consolidated Statements of Shareholders’ Equity for each of the three years ended May 31, 2017, May 31, 2016 and May 31, 2015	50

	Notes to Consolidated Financial Statements	51

2.	Financial Statement Schedule:

	II — Valuation and Qualifying Accounts	79

	All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fourth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 24, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fourth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Indenture dated as of April 26, 2013, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed April 26, 2013).

4.4
Second Supplemental Indenture, dated as of October 29, 2015, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 3.875% Notes due 2045 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed October 29, 2015).

4.5
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
10.17
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Andrew Campion dated July 17, 2015 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2016).*

10.18
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Eric D. Sprunk dated April 18, 2001 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2010).*

10.19
Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Trevor A. Edwards dated November 14, 2002 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008).*

10.20	Covenant Not to Compete and Non-Disclosure Agreement between NIKE, Inc. and Michael Spillane dated April 26, 2015.*
10.21	Policy for Recoupment of Incentive Compensation (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 20, 2010).*
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

10.23	Executive Performance Sharing Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed September 23, 2015).*
10.24	Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed September 23, 2015).*
12.1	Computation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
23	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (included within this Annual Report on Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32	Section 1350 Certifications.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
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

ITEM 16. Form 10-K Summary
None.

SCHEDULE II — Valuation and Qualifying Accounts

(In millions)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(1)	Write-Offs, Net	Balance at End of Period
Sales returns reserve
For the year ended May 31, 2015	$308	$726	$(35)	$(620)	$379
For the year ended May 31, 2016	379	788	(15)	(708)	444
For the year ended May 31, 2017	444	696	3	(800)	343
Allowance for doubtful accounts(2)
For the year ended May 31, 2015	$78	$35	$(15)	$(20)	$78
For the year ended May 31, 2016	78	52	(2)	(85)	43
For the year ended May 31, 2017	43	16	—	(40)	19

(1)	Amounts included in this column primarily relate to foreign currency translation.

(2)	Includes both current and non-current portions of the allowance for doubtful accounts. The non-current portion is included in Deferred income taxes and other assets on the Consolidated Balance Sheets.

Consent of Independent Registered Public Accounting Firm

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-212617) and Form S-8 (Nos. 033-63995, 333-63581, 333-63583, 333-68864, 333-68886, 333-71660, 333-104822, 333-117059, 333-133360, 333-164248, 333-171647, 333-173727, 333-208900 and 333-215439) of NIKE, Inc. of our report dated July 20, 2017 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.
/s/ PRICEWATERHOUSECOOPERS LLP
Portland, Oregon
July 20, 2017

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NIKE, INC.
By:	/s/ MARK G. PARKER
Mark G. Parker
Chairman, President and Chief Executive Officer
Date:	July 20, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:
/s/ MARK G. PARKER Mark G. Parker	Chairman, President and Chief Executive Officer	July 20, 2017
PRINCIPAL FINANCIAL OFFICER:
/s/ ANDREW CAMPION Andrew Campion	Chief Financial Officer	July 20, 2017
PRINCIPAL ACCOUNTING OFFICER:
/s/ CHRIS L. ABSTON Chris L. Abston	Corporate Controller	July 20, 2017
DIRECTORS:
/s/ ELIZABETH J. COMSTOCK Elizabeth J. Comstock	Director	July 20, 2017
/s/ JOHN G. CONNORS John G. Connors	Director	July 20, 2017
/s/ TIMOTHY D. COOK Timothy D. Cook	Director	July 20, 2017
/s/ JOHN J. DONAHOE II John J. Donahoe II	Director	July 20, 2017
/s/ ALAN B. GRAF, JR. Alan B. Graf, Jr.	Director	July 20, 2017
/s/ TRAVIS A. KNIGHT Travis A. Knight	Director	July 20, 2017
/s/ JOHN C. LECHLEITER John C. Lechleiter	Director	July 20, 2017
/s/ MICHELLE A. PELUSO Michelle A. Peluso	Director	July 20, 2017
/s/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	July 20, 2017
/s/ JOHN R. THOMPSON, JR. John R. Thompson, Jr.	Director	July 20, 2017
/s/ PHYLLIS M. WISE Phyllis M. Wise	Director	July 20, 2017