Form 10-Q
period 2017-08-31
NIKE INC
filed 2017-10-06
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2017
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

Registrant’s telephone number, including area code: (503) 671-6453
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Smaller reporting company	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of October 3, 2017 were:

Class A	329,245,752
Class B	1,302,272,700
1,631,518,452

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	August 31,	May 31,
(In millions)	2017	2017
ASSETS
Current assets:
Cash and equivalents	$3,413	$3,808
Short-term investments	2,106	2,371
Accounts receivable, net	3,871	3,677
Inventories	5,211	5,055
Prepaid expenses and other current assets	1,591	1,150
Total current assets	16,192	16,061
Property, plant and equipment, net	4,086	3,989
Identifiable intangible assets, net	283	283
Goodwill	139	139
Deferred income taxes and other assets	2,947	2,787
TOTAL ASSETS	$23,647	$23,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7	$6
Notes payable	335	325
Accounts payable	2,116	2,048
Accrued liabilities	3,501	3,011
Income taxes payable	97	84
Total current liabilities	6,056	5,474
Long-term debt	3,472	3,471
Deferred income taxes and other liabilities	2,126	1,907
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 329 shares outstanding	—	—
Class B — 1,308 and 1,314 shares outstanding	3	3
Capital in excess of stated value	8,817	8,638
Accumulated other comprehensive loss	(586)	(213)
Retained earnings	3,759	3,979
Total shareholders’ equity	11,993	12,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,647	$23,259
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended August 31,
(In millions, except per share data)	2017	2016
Revenues	$9,070	$9,061
Cost of sales	5,108	4,938
Gross profit	3,962	4,123
Demand creation expense	855	1,041
Operating overhead expense	2,001	1,856
Total selling and administrative expense	2,856	2,897
Interest expense (income), net	16	7
Other expense (income), net	18	(62)
Income before income taxes	1,072	1,281
Income tax expense	122	32
NET INCOME	$950	$1,249

Earnings per common share:
Basic	$0.58	$0.75
Diluted	$0.57	$0.73

Dividends declared per common share	$0.18	$0.16
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended August 31,
(In millions)	2017	2016
Net income	$950	$1,249
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	22	3
Change in net gains (losses) on cash flow hedges	(395)	(240)
Change in net gains (losses) on other	—	4
Total other comprehensive income (loss), net of tax	(373)	(233)
TOTAL COMPREHENSIVE INCOME	$577	$1,016
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended August 31,
(In millions)	2017	2016
Cash provided by operations:
Net income	$950	$1,249
Income charges (credits) not affecting cash:
Depreciation	179	173
Deferred income taxes	(59)	(50)
Stock-based compensation	50	57
Amortization and other	6	7
Net foreign currency adjustments	(19)	(61)
Changes in certain working capital components and other assets and liabilities:
(Increase) in accounts receivable	(101)	(284)
(Increase) in inventories	(96)	(62)
(Increase) in prepaid expenses and other current assets	(543)	(63)
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	208	(178)
Cash provided by operations	575	788
Cash used by investing activities:
Purchases of short-term investments	(1,663)	(1,279)
Maturities of short-term investments	1,403	562
Sales of short-term investments	518	960
Additions to property, plant and equipment	(270)	(277)
Other investing activities	—	(42)
Cash used by investing activities	(12)	(76)
Cash used by financing activities:
Long-term debt payments, including current portion	(1)	(2)
Increase in notes payable	9	21
Payments on capital lease and other financing obligations	(6)	(2)
Proceeds from exercise of stock options and other stock issuances	158	112
Repurchase of common stock	(804)	(1,054)
Dividends — common and preferred	(300)	(269)
Tax payments for net share settlement of equity awards	(54)	(8)
Cash used by financing activities	(998)	(1,202)
Effect of exchange rate changes on cash and equivalents	40	11
Net decrease in cash and equivalents	(395)	(479)
Cash and equivalents, beginning of period	3,808	3,138
CASH AND EQUIVALENTS, END OF PERIOD	$3,413	$2,659
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$98	$96
Dividends declared and not paid	295	272
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three months ended August 31, 2017 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation, including reclassified geographic operating segment data to reflect the changes in the Company’s operating structure, which became effective on June 1, 2017. Refer to Note 11 — Operating Segments for additional information.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The Company adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. This change is required to be applied prospectively. During the first quarter of fiscal 2018, the Company recognized $88 million of excess tax benefits related to share-based payment awards in Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
Additionally, ASU 2016-09 modified the classification of certain share-based payment activities within the statement of cash flows, which the Company applied retrospectively. As a result, for the three months ended August 31, 2016, the Company reclassified a cash inflow of $59 million related to excess tax benefits from share-based payment awards from Cash used by financing activities to Cash provided by operations, and reclassified a cash outflow of $8 million related to tax payments for the net settlement of share-based payment awards from Cash provided by operations to Cash used by financing activities within the Unaudited Condensed Consolidated Statement of Cash Flows.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company June 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach with the cumulative effect recognized through retained earnings at the date of adoption. The Company continues to assess the impact this update will have on its existing accounting policies and the Consolidated Financial Statements and anticipates the updated guidance could have a material impact on the Consolidated Financial Statements at adoption through the recognition of a cumulative-effect adjustment to retained earnings of previously deferred charges.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which replaces existing lease accounting guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will require the Company to continue to classify leases as either operating or financing, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the standard on June 1, 2019. The ASU is required to be applied using a modified retrospective approach at the beginning of the earliest period presented, with optional practical expedients. The Company continues to assess the effect the guidance will have on its existing accounting policies and the Consolidated Financial Statements and expects there will be an increase in assets and liabilities on the Consolidated Balance Sheets at adoption due to the recording of right-of-use assets and corresponding lease liabilities, which may be material. Refer to Note 15 — Commitments and Contingencies of the Annual Report on Form 10-K for the fiscal year ended May 31, 2017 for information about the Company’s lease obligations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on June 1, 2018 using a modified retrospective approach with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption. The Company is in the process of evaluating the new standard against its existing accounting policies, including the timing of revenue recognition, and its contracts with customers, to determine the effect the guidance will have on the Consolidated Financial Statements.

Note 2 — Inventories
Inventory balances of $5,211 million and $5,055 million at August 31, 2017 and May 31, 2017, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of August 31,	As of May 31,
(In millions)	2017	2017
Compensation and benefits, excluding taxes	$837	$871
Fair value of derivatives	528	168
Endorsement compensation	383	396
Dividends payable	295	300
Import and logistics costs	280	257
Taxes other than income taxes payable	243	196
Advertising and marketing	152	125
Other(1)	783	698
TOTAL ACCRUED LIABILITIES	$3,501	$3,011

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at August 31, 2017 and May 31, 2017.

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
Pricing vendors are utilized for a majority of Level 1 and Level 2 investments. These vendors either provide a quoted market price in an active market or use observable inputs without applying significant adjustments in their pricing. Observable inputs include broker quotes, interest rates and yield curves observable at commonly quoted intervals, volatilities and credit risks. The fair value of derivative contracts is determined using observable market inputs such as the daily market foreign currency rates, forward pricing curves, currency volatilities, currency correlations and interest rates, and considers non-performance risk of the Company and that of its counterparties.
The Company’s fair value measurement process includes comparing fair values to another independent pricing vendor to ensure appropriate fair values are recorded.

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of August 31, 2017 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$624	$624	$—	$—
Level 1:
U.S. Treasury securities	1,205	200	1,005	—
Level 2:
Time deposits	901	862	39	—
U.S. Agency securities	354	50	304	—
Commercial paper and bonds	797	39	758	—
Money market funds	1,638	1,638	—	—
Total Level 2:	3,690	2,589	1,101	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$5,529	$3,413	$2,106	$10

	As of May 31, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$505	$505	$—	$—
Level 1:
U.S. Treasury securities	1,545	159	1,386	—
Level 2:
Time deposits	813	769	44	—
U.S. Agency securities	522	150	372	—
Commercial paper and bonds	820	251	569	—
Money market funds	1,974	1,974	—	—
Total Level 2:	4,129	3,144	985	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,189	$3,808	$2,371	$10
The Company elects to record the gross assets and liabilities of its derivative financial instruments on the Unaudited Condensed Consolidated Balance Sheets. The Company’s derivative financial instruments are subject to master netting arrangements that allow for the offset of assets and liabilities in the event of default or early termination of the contract. Any amounts of cash collateral received related to these instruments associated with the Company’s credit-related contingent features are recorded in Cash and equivalents and Accrued liabilities, the latter of which would further offset against the Company’s derivative asset balance. Any amounts of cash collateral posted related to these instruments associated with the Company’s credit-related contingent features are recorded in Prepaid expenses and other current assets, which would further offset against the Company’s derivative liability balance. Cash collateral received or posted related to the Company’s credit-related contingent features is presented in the Cash provided by operations component of the Unaudited Condensed Consolidated Statements of Cash Flows. Any amounts of non-cash collateral received, such as securities, are not recorded on the Unaudited Condensed Consolidated Balance Sheets pursuant to U.S. GAAP. For further information related to credit risk, refer to Note 9 — Risk Management and Derivatives.

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of August 31, 2017 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of August 31, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$183	$175	$8	$708	$525	$183
Embedded derivatives	10	1	9	8	3	5
TOTAL	$193	$176	$17	$716	$528	$188

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $164 million as of August 31, 2017. As of that date, the Company had posted $273 million of cash collateral to various counterparties related to these foreign exchange derivative instruments. No amount of collateral was received on the Company’s derivative asset balance as of August 31, 2017.

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of August 31, 2017, the Company held $1,852 million of available-for-sale securities with maturity dates within one year and $254 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three months ended August 31, 2017 and 2016. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of August 31, 2017 and May 31, 2017. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the three months ended August 31, 2017 and 2016, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended August 31, 2017 and 2016 was interest income related to the Company’s available-for-sale securities of $11 million and $4 million, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the three months ended August 31, 2017 and the fiscal year ended May 31, 2017.
No transfers among levels within the fair value hierarchy occurred during the three months ended August 31, 2017 and the fiscal year ended May 31, 2017.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of August 31, 2017 and May 31, 2017, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,502 million at August 31, 2017 and $3,401 million at May 31, 2017.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of August 31, 2017, the Company had $325 million of outstanding borrowings under its $2 billion commercial paper program at a weighted average interest rate of 1.15%. As of May 31, 2017, $325 million of commercial paper was outstanding at a weighted average interest rate of 0.86%. These borrowings are included within Notes payable.
The carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 11.4% and 2.5% for the three months ended August 31, 2017 and 2016, respectively. The Company’s effective tax rate reflected the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09. The prior year period included one-time benefits related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and an adjustment to the deferred tax asset related to the nonqualified deferred compensation plan.
As of August 31, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $498 million, $247 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $461 million. The liability for payment of interest and penalties increased $9 million during the three months ended August 31, 2017. As of August 31, 2017 and May 31, 2017, accrued interest and penalties related to uncertain tax positions were $180 million and $171 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2014, with the exception of certain transfer pricing adjustments. The Company is currently under audit by the IRS for fiscal 2015 and 2016.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2006 and fiscal 2010, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $78 million within the next 12 months.

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
The Company accounts for stock-based compensation by estimating the fair value of options granted under the Stock Incentive Plan and employees’ purchase rights under the ESPPs using the Black-Scholes option pricing model. The Company recognizes this fair value as Cost of sales or Operating overhead expense, as applicable, over the vesting period using the straight-line method.
The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended August 31,
(In millions)	2017	2016
Stock options(1)	$33	$39
ESPPs	8	9
Restricted stock	9	9
TOTAL STOCK-BASED COMPENSATION EXPENSE	$50	$57

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $3 million and $5 million for the three months ended August 31, 2017 and 2016, respectively.

As of August 31, 2017, the Company had $311 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.7 years.

The weighted average fair value per share of the options granted during the three months ended August 31, 2017 and 2016, computed as of the grant date using the Black-Scholes pricing model, was $9.82 and $9.36, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Three Months Ended August 31,
	2017	2016
Dividend yield	1.2%	1.1%
Expected volatility	16.4%	17.3%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.0%	1.3%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 46.0 million and 31.7 million shares of common stock outstanding for the three months ended August 31, 2017 and 2016, respectively, because the options were anti-dilutive.

	Three Months Ended August 31,
(In millions, except per share data)	2017	2016
Determination of shares:
Weighted average common shares outstanding	1,639.1	1,672.0
Assumed conversion of dilutive stock options and awards	37.8	36.9
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,676.9	1,708.9

Earnings per common share:
Basic	$0.58	$0.75
Diluted	$0.57	$0.73

Note 9 — Risk Management and Derivatives
The Company is exposed to global market risks, including the effect of changes in foreign currency exchange rates and interest rates, and uses derivatives to manage financial exposures that occur in the normal course of business. The Company does not hold or issue derivatives for trading or speculative purposes.
The Company may elect to designate certain derivatives as hedging instruments under U.S. GAAP. The Company formally documents all relationships between designated hedging instruments and hedged items as well as its risk management objectives and strategies for undertaking hedge transactions. This process includes linking all derivatives designated as hedges to either recognized assets, liabilities, or forecasted transactions and assessing, both at inception and on an ongoing basis, the effectiveness of the hedging relationships.
The majority of derivatives outstanding as of August 31, 2017 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of August 31, 2017 and May 31, 2017. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	August 31, 2017	May 31, 2017	Balance Sheet Location	August 31, 2017	May 31, 2017
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$92	$113	Accrued liabilities	$291	$59
Foreign exchange forwards and options	Deferred income taxes and other assets	8	13	Deferred income taxes and other liabilities	173	73
Total derivatives formally designated as hedging instruments		100	126		464	132
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	83	103	Accrued liabilities	234	107
Embedded derivatives	Prepaid expenses and other current assets	1	1	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2	Deferred income taxes and other liabilities	10	7
Embedded derivatives	Deferred income taxes and other assets	9	9	Deferred income taxes and other liabilities	5	6
Total derivatives not designated as hedging instruments		93	115		252	122
TOTAL DERIVATIVES		$193	$241		$716	$254
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three months ended August 31, 2017 and 2016:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended August 31,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended August 31,
	2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$55	$53	Revenues	$2	$33
Foreign exchange forwards and options	(277)	(52)	Cost of sales	45	104
Foreign exchange forwards and options	1	—	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(129)	(16)	Other expense (income), net	2	43
Interest rate swaps(2)	—	(91)	Interest expense (income), net	(2)	—
Total designated cash flow hedges	$(350)	$(106)		$47	$180

(1)
For the three months ended August 31, 2017 and 2016, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives		Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended August 31,
(In millions)	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(194)	$(35)	Other expense (income), net
Embedded derivatives	(1)	3	Other expense (income), net
Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments that were in Accumulated other comprehensive income will be recognized immediately in Other expense (income), net if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.
The purpose of the Company’s foreign exchange risk management program is to lessen both the positive and negative effects of currency fluctuations on the Company’s consolidated results of operations, financial position and cash flows. Foreign currency exposures that the Company may elect to hedge in this manner include product cost exposures, non-functional currency denominated external and intercompany revenues, selling and administrative expenses, investments in U.S. Dollar-denominated available-for-sale debt securities and certain other intercompany transactions.
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
The Company operates a foreign currency adjustment program with certain factories. The program is designed to more effectively manage foreign currency risk by assuming certain of the factories’ foreign currency exposures, some of which are natural offsets to the Company’s existing foreign currency exposures. Under this program, the Company’s payments to these factories are adjusted for rate fluctuations in the basket of currencies (“factory currency exposure index”) in which the labor, materials and overhead costs incurred by the factories in the production of NIKE branded products (“factory input costs”) are denominated. For the portion of the indices denominated in the local or functional currency of the factory, the Company may elect to place formally designated cash flow hedges. For all currencies within the indices, excluding the U.S. Dollar and the local or functional currency of the factory, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order. Embedded derivative contracts are separated from the related purchase order, as further described within the Embedded Derivatives section below.
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $12 billion as of August 31, 2017.
As of August 31, 2017, $151 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of August 31, 2017, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three months ended August 31, 2017 or 2016. The Company had no interest rate swaps designated as fair value hedges as of August 31, 2017.
Net Investment Hedges
All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The ineffective portion of the unrealized gains and losses on these contracts, if any, are recorded immediately in earnings. The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. The Company recorded no ineffectiveness from its net investment hedges for the three months ended August 31, 2017 or 2016. The Company had no outstanding net investment hedges as of August 31, 2017.

Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $10 billion as of August 31, 2017.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. In addition, embedded derivative contracts are created when the Company enters into certain other contractual agreements which have payments that are indexed to currencies that are not the functional currency of either substantial party to the contracts. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related contract and recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, through the date the foreign currency fluctuations cease to exist.
As of August 31, 2017, the total notional amount of embedded derivatives outstanding was approximately $265 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of August 31, 2017, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $545 million. Accordingly, the Company was required to post $273 million of cash collateral to various counterparties to its derivative contracts as a result of these contingent features. As of August 31, 2017, the Company had received no cash collateral from its counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive gains (losses) before reclassifications(2)	22	(347)	—	(18)	(343)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(48)	—	18	(30)
Other comprehensive income (loss)	22	(395)	—	—	(373)
Balance at August 31, 2017	$(169)	$(447)	$115	$(85)	$(586)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(19) million, $3 million, $0 million, $0 million and $(16) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $0 million and $(1) million, respectively.

The changes in Accumulated other comprehensive income, net of tax, for the three months ended August 31, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive gains (losses) before reclassifications(2)	3	(60)	—	13	(44)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(180)	—	(9)	(189)
Other comprehensive income (loss)	3	(240)	—	4	(233)
Balance at August 31, 2016	$(204)	$223	$115	$(49)	$85

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
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended August 31,
(In millions)	2017	2016
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$2	$33	Revenues
Foreign exchange forwards and options	45	104	Cost of sales
Foreign exchange forwards and options	2	43	Other expense (income), net
Interest rate swaps	(2)	—	Interest expense (income), net
Total before tax	47	180
Tax (expense) benefit	1	—
Gain (loss) net of tax	48	180
Gains (losses) on other	(18)	8	Other expense (income), net
Total before tax	(18)	8
Tax (expense) benefit	—	1
Gain (loss) net of tax	(18)	9
Total net gain (loss) reclassified for the period	$30	$189

Note 11 — Operating Segments
The Company’s operating segments are evidence of the structure of the Company’s internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. In June 2017, NIKE, Inc. announced a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. As a result of this organizational realignment, the Company’s reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa; Greater China; and Asia Pacific & Latin America, and include results for the NIKE, Jordan and Hurley brands. Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of shareholders’ equity.
The Company’s NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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
As part of the Company’s centrally managed foreign exchange risk management program, standard foreign currency rates are assigned twice per year to each NIKE Brand entity in the Company’s geographic operating segments and to Converse. These rates are set approximately nine and twelve months in advance of the future selling seasons to which they relate (specifically, for each currency, one standard rate applies to the fall and holiday selling seasons and one standard rate applies to the spring and summer selling seasons) based on average market spot rates in the calendar month preceding the date they are established. Inventories and Cost of sales for geographic operating segments and Converse reflect the use of these standard rates to record non-functional currency product purchases in the entity’s functional currency. Differences between assigned standard foreign currency rates and actual market rates are included in Corporate, together with foreign currency hedge gains and losses generated from the Company’s centrally managed foreign exchange risk management program and other conversion gains and losses.
Accounts receivable, net, Inventories and Property, plant and equipment, net for operating segments are regularly reviewed by management and are therefore provided below.

	Three Months Ended August 31,
(In millions)	2017	2016
REVENUES
North America	$3,924	$4,031
Europe, Middle East & Africa	2,344	2,262
Greater China	1,108	1,020
Asia Pacific & Latin America	1,189	1,131
Global Brand Divisions	20	15
Total NIKE Brand	8,585	8,459
Converse	483	574
Corporate	2	28
TOTAL NIKE, INC. REVENUES	$9,070	$9,061
EARNINGS BEFORE INTEREST AND TAXES
North America	$1,002	$1,004
Europe, Middle East & Africa	451	485
Greater China	394	371
Asia Pacific & Latin America	260	209
Global Brand Divisions	(675)	(771)
Total NIKE Brand	1,432	1,298
Converse	89	153
Corporate	(433)	(163)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,088	1,288
Interest expense (income), net	16	7
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,072	$1,281

	As of August 31,	As of May 31,
(In millions)	2017	2017
ACCOUNTS RECEIVABLE, NET
North America	$1,759	$1,798
Europe, Middle East & Africa	972	690
Greater China	112	102
Asia Pacific & Latin America	696	693
Global Brand Divisions	88	86
Total NIKE Brand	3,627	3,369
Converse	229	297
Corporate	15	11
TOTAL ACCOUNTS RECEIVABLE, NET	$3,871	$3,677
INVENTORIES
North America	$2,222	$2,218
Europe, Middle East & Africa	1,359	1,327
Greater China	537	463
Asia Pacific & Latin America	769	694
Global Brand Divisions	72	68
Total NIKE Brand	4,959	4,770
Converse	274	286
Corporate	(22)	(1)
TOTAL INVENTORIES	$5,211	$5,055
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$827	$819
Europe, Middle East & Africa	731	709
Greater China	229	225
Asia Pacific & Latin America	343	340
Global Brand Divisions	543	533
Total NIKE Brand	2,673	2,626
Converse	122	125
Corporate	1,291	1,238
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,086	$3,989

Note 12 — Commitments and Contingencies
As of August 31, 2017, the Company had letters of credit outstanding totaling $143 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites and mobile applications (which we refer to collectively as our “NIKE Direct” operations), and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by delivering sustainable, profitable, growth across a global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences at retail, online and in store.
In the current marketplace environment, we believe there has been a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, have an expectation for superior service and a demand for real-time delivery, all fueled by the shift towards digital. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace has resulted in third-party retail store closures and a promotional environment. In many of our international markets, we continue to see momentum fueled by macroeconomic and consumer tailwinds, including strong growth in consumer spending, a rapidly emerging middle class, accelerating participation in sport, along with current marketplace growth driven through NIKE Brand consumer experiences leveraging digital.
In June 2017, we announced the Consumer Direct Offense, a new company alignment designed to allow NIKE to better serve the consumer personally, at scale. Leveraging the power of digital, NIKE believes it will drive growth—by accelerating innovation and product creation, moving even closer to the consumer through key cities, and deepening one-to-one connections. As a result of this organizational realignment, beginning in fiscal 2018, the Company’s reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa (EMEA); Greater China; and Asia Pacific & Latin America (APLA).
NIKE, Inc. Revenues for the first quarter of fiscal 2018 were flat compared to the first quarter of fiscal 2017 on both a reported and currency-neutral basis. Net income for the first quarter of fiscal 2018 was $950 million and diluted earnings per common share was $0.57, 24% and 22% lower than the first quarter of fiscal 2017, respectively.
Income before income taxes declined 16% compared to the first quarter of fiscal 2017 as lower selling and administrative expense was more than offset by gross margin contraction and a shift from other income, net to other expense, net. Revenues for the NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, grew 1% for the first quarter. On a currency-neutral basis, NIKE Brand revenues grew 2%, driven by higher revenues across all international geographies, footwear and apparel and our Sportswear category. Revenues for Converse decreased 16% on both a reported and currency-neutral basis primarily due to lower revenues in direct distribution markets, most notably the United States and Europe.
Our effective tax rate was 11.4%, compared to 2.5% for the same period last year, reflecting the tax benefit from stock-based compensation in the current period as a result of the adoption of Accounting Standards Update (ASU) 2016-09. The prior period included one-time benefits related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and an adjustment to the deferred tax asset related to our nonqualified deferred compensation plan.
Diluted earnings per common share reflects a 2% decline in the diluted weighted average common shares outstanding, compared to the first quarter of fiscal 2017, driven by our share repurchase program.
Use of Non-GAAP Financial Measures
Throughout this Quarterly Report on Form 10-Q, we discuss non-GAAP financial measures, including references to wholesale equivalent revenues and currency-neutral revenues, which should be considered in addition to, and not in lieu of, the financial measures calculated and presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). References to wholesale equivalent revenues are intended to provide context as to the total size of our NIKE Brand market footprint if we had no NIKE Direct operations. NIKE Brand wholesale equivalent revenues consist of (1) sales to external wholesale customers and (2) internal sales from our wholesale operations to our NIKE Direct operations, which are charged at prices that are comparable to prices charged to external wholesale customers. Additionally, currency-neutral revenues are calculated using actual exchange rates in use during the comparative prior year period to enhance the visibility of the underlying business trends excluding the impact of translation arising from foreign currency exchange rate fluctuations.
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

Results of Operations

	Three Months Ended August 31,
(Dollars in millions, except per share data)	2017	2016	% Change
Revenues	$9,070	$9,061	0%
Cost of sales	5,108	4,938	3%
Gross profit	3,962	4,123	-4%
Gross margin	43.7%	45.5%
Demand creation expense	855	1,041	-18%
Operating overhead expense	2,001	1,856	8%
Total selling and administrative expense	2,856	2,897	-1%
% of revenues	31.5%	32.0%
Interest expense (income), net	16	7	—
Other expense (income), net	18	(62)	—
Income before income taxes	1,072	1,281	-16%
Income tax expense	122	32	281%
Effective tax rate	11.4%	2.5%
NET INCOME	$950	$1,249	-24%
Diluted earnings per common share	$0.57	$0.73	-22%

Consolidated Operating Results
Revenues

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,493	$5,472	0%	1%
Apparel	2,652	2,549	4%	5%
Equipment	420	423	-1%	0%
Global Brand Divisions(2)	20	15	33%	16%
TOTAL NIKE BRAND	8,585	8,459	1%	2%
Converse	483	574	-16%	-16%
Corporate(3)	2	28	—	—
TOTAL NIKE, INC. REVENUES	$9,070	$9,061	0%	0%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$6,030	$6,139	-2%	-1%
Sales through NIKE Direct	2,535	2,305	10%	11%
Global Brand Divisions(2)	20	15	33%	16%
TOTAL NIKE BRAND REVENUES	$8,585	$8,459	1%	2%

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

On a currency-neutral basis, NIKE, Inc. Revenues were flat for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 as growth in the NIKE Brand was offset by lower revenues at Converse. Revenue growth was broad-based across all international NIKE Brand geographies with Greater China, EMEA and APLA each contributing approximately 1 percentage point of growth to NIKE, Inc. Revenues. Revenues for North America and Converse declined for the first quarter of fiscal 2018, each reducing NIKE, Inc. Revenues by approximately 1 percentage point.

For the first quarter of fiscal 2018, currency-neutral NIKE Brand footwear revenues increased as growth in our Sportswear category was partially offset by declines in other categories, most notably the Jordan Brand. Unit sales of footwear increased approximately 3%, while lower average selling price (ASP) per pair reduced footwear revenue growth by approximately 2 percentage points. The decrease in ASP per pair for the first quarter was due to lower full-price ASP, driven by product mix and higher discounts.
The constant-currency growth in NIKE Brand apparel revenues for the first quarter of fiscal 2018 reflected growth in nearly all key categories, led by Sportswear. Unit sales of apparel increased approximately 3% and higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, primarily due to favorable NIKE Direct and off-price ASPs.
For the first quarter of fiscal 2018, NIKE Direct revenues represented approximately 30% of our total NIKE Brand revenues compared to 27% for the first quarter of fiscal 2017. On a currency-neutral basis, NIKE Direct revenues increased 11% for the first quarter of fiscal 2018, driven by digital commerce sales growth of 19%, the addition of new stores and 5% comparable store sales growth. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a reported basis, digital commerce sales through NIKE-owned websites and mobile applications, which are not included in comparable store sales, were $567 million for the first quarter of fiscal 2018 compared to $481 million for the first quarter of fiscal 2017 and represented approximately 22% and 21% of our total NIKE Direct revenues for the first quarter of fiscal 2018 and fiscal 2017, respectively.

Gross Margin

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change
Gross profit	$3,962	$4,123	-4%
Gross margin	43.7%	45.5%	(180	) bps
For the first quarter of fiscal 2018, our consolidated gross margin was 180 basis points lower than the first quarter of fiscal 2017, primarily driven by the following factors:

•	Lower NIKE Brand full-price ASP, on a wholesale equivalent basis, (decreasing gross margin approximately 80 basis points) reflecting higher discounts and product mix;

•	Lower NIKE Brand product costs (increasing gross margin approximately 40 basis points) driven by a shift in product mix to lower cost products;

•	Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 130 basis points);

•	Lower NIKE Direct and off-price margins (decreasing gross margin 40 and 50 basis points, respectively), reflecting growth in off-price sales; and

•
Lower other costs (increasing gross margin approximately 80 basis points) primarily reflecting one-time costs incurred in the first quarter of fiscal 2017 associated with the exit from the Golf equipment business as well as lower warehousing and other costs.

Total Selling and Administrative Expense

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change
Demand creation expense(1)	$855	$1,041	-18%
Operating overhead expense	2,001	1,856	8%
Total selling and administrative expense	$2,856	$2,897	-1%
% of revenues	31.5%	32.0%	(50	) bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense declined 18% for the first quarter of fiscal 2018 primarily reflecting higher prior year investments in marketing and advertising to support key sporting events, including the Rio Olympics and European Football Championship.
Operating overhead expense increased 8% for the first quarter of fiscal 2018 primarily driven by one-time wage-related costs associated with the Consumer Direct Offense organizational realignment, as well as continued investments in our growing NIKE Direct business.
Changes in foreign currency exchange rates had an insignificant impact on Demand creation expense and Operating overhead expense for the first quarter of fiscal 2018.
Other Expense (Income), Net

	Three Months Ended August 31,
(In millions)	2017	2016
Other expense (income), net	$18	$(62)

Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the first quarter of fiscal 2018, Other expense (income), net decreased from $62 million of other income, net in the prior year to $18 million of other expense, net in the current year, primarily due to a $78 million net change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $88 million on our Income before income taxes for the first quarter of fiscal 2018.
Income Taxes

	Three Months Ended August 31,
	2017	2016	% Change
Effective tax rate	11.4%	2.5%	890	bps
Our effective tax rate was 11.4% for the first quarter of fiscal 2018 compared to 2.5% for the same period last year, reflecting the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09. The prior year period included one-time benefits related to the resolution with the IRS of a foreign tax credit matter and an adjustment to the deferred tax asset related to our nonqualified deferred compensation plan.
We anticipate the effective tax rate for the full fiscal year will be approximately 15 to 17%. The impact of stock-based compensation under the newly adopted ASU 2016-09 may result in increased volatility in our quarterly effective tax rate.

Operating Segments
Our operating segments are evidence of the structure of the Company’s internal organization. The NIKE Brand segments are defined by geographic regions for operations participating in NIKE Brand sales activity.
Each NIKE Brand geographic segment operates predominantly in one industry: the design, development, marketing and selling of athletic footwear, apparel and equipment. The Company’s reportable operating segments for the NIKE Brand are: North America; Europe, Middle East & Africa; Greater China; and Asia Pacific & Latin America, and include results for the NIKE, Jordan and Hurley brands.
The Company’s NIKE Direct operations are managed within each geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified geographic operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.
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

The breakdown of revenues is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2017	2016(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,924	$4,031	-3%	-3%
Europe, Middle East & Africa	2,344	2,262	4%	5%
Greater China	1,108	1,020	9%	12%
Asia Pacific & Latin America	1,189	1,131	5%	6%
Global Brand Divisions(3)	20	15	33%	16%
TOTAL NIKE BRAND	8,585	8,459	1%	2%
Converse	483	574	-16%	-16%
Corporate(4)	2	28	—	—
TOTAL NIKE, INC. REVENUES	$9,070	$9,061	0%	0%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

(2)
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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended August 31,
(Dollars in millions)	2017	2016(1)	% Change
North America	$1,002	$1,004	0%
Europe, Middle East & Africa	451	485	-7%
Greater China	394	371	6%
Asia Pacific & Latin America	260	209	24%
Global Brand Divisions	(675)	(771)	12%
TOTAL NIKE BRAND	1,432	1,298	10%
Converse	89	153	-42%
Corporate	(433)	(163)	-166%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,088	1,288	-16%
Interest expense (income), net	16	7	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,072	$1,281	-16%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

North America

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,434	$2,518	-3%	-3%
Apparel	1,299	1,317	-1%	-1%
Equipment	191	196	-3%	-3%
TOTAL REVENUES	$3,924	$4,031	-3%	-3%
Revenues by:
Sales to Wholesale Customers	$2,689	$2,824	-5%	-5%
Sales through NIKE Direct	1,235	1,207	2%	2%
TOTAL REVENUES	$3,924	$4,031	-3%	-3%
EARNINGS BEFORE INTEREST AND TAXES	$1,002	$1,004	0%

North America revenues for the first quarter of fiscal 2018 decreased 3% as growth in our Sportswear category was more than offset by declines in other categories, including the Jordan Brand and Running. For the first quarter of fiscal 2018, NIKE Direct revenues increased 2% driven by the addition of new stores.
Footwear revenues declined as growth in our Sportswear category was more than offset by declines in other categories, including the Jordan Brand and Running. Unit sales of footwear for the first quarter of fiscal 2018 were flat, while lower ASP per pair reduced footwear revenues by approximately 3 percentage points primarily due to lower full-price ASP, driven by product mix and higher discounts.
For the first quarter of fiscal 2018, apparel revenues decreased slightly as growth concentrated in our Sportswear category was more than offset by declines in other categories. Unit sales of apparel decreased approximately 6%, while higher ASP per unit contributed approximately 5 percentage points of apparel revenue growth primarily due to higher NIKE Direct and full-price ASPs.
EBIT was flat for the first quarter of fiscal 2018 as a decrease in selling and administrative expense was offset by lower revenues and gross margin contraction. Gross margin declined 40 basis points primarily driven by higher product costs, which were only partially offset by lower other costs, including warehousing. Selling and administrative expense declined as significantly lower demand creation expense more than offset higher operating overhead expense. Demand creation expense decreased primarily due to prior year investments in marketing and advertising expenses to support key sporting events, including the Rio Olympics and, to a lesser extent, lower retail brand presentation costs. Operating overhead increased as continued investments in our growing NIKE Direct business were only partially offset by administrative cost efficiencies.
Europe, Middle East & Africa

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,471	$1,457	1%	2%
Apparel	743	684	9%	10%
Equipment	130	121	7%	8%
TOTAL REVENUES	$2,344	$2,262	4%	5%
Revenues by:
Sales to Wholesale Customers	$1,722	$1,733	-1%	0%
Sales through NIKE Direct	622	529	18%	19%
TOTAL REVENUES	$2,344	$2,262	4%	5%
EARNINGS BEFORE INTEREST AND TAXES	$451	$485	-7%
On a currency-neutral basis, Europe, Middle East & Africa revenues for the first quarter of fiscal 2018 grew 5% due to higher revenues in nearly all territories, most notably UK & Ireland, which grew 23%. On a category basis, revenues increased in every key category, led by Sportswear, Football (Soccer) and Men’s Training. NIKE Direct revenues increased 19% driven by strong digital commerce sales growth, comparable store sales growth of 10% and the addition of new stores.
For the first quarter of fiscal 2018, currency-neutral footwear revenue growth was led by Football (Soccer) and Sportswear. Unit sales of footwear increased approximately 4%, while lower ASP per pair reduced footwear revenue growth by approximately 2 percentage points. Lower ASP per pair was due to lower full-price ASP, reflecting a shift in the mix of products.
Constant-currency apparel revenue growth for the first quarter of fiscal 2018 was attributable to growth in nearly all categories, most notably Sportswear, Men’s Training, Running and the Jordan Brand. Unit sales of apparel increased 13%, while lower ASP per unit reduced apparel revenue growth by approximately 3 percentage points. The decrease in ASP per unit was primarily attributable to lower full-price ASP, largely resulting from higher discounts.

On a reported basis, EBIT decreased 7% for the first quarter of fiscal 2018. Reported revenue growth and selling and administrative expense leverage were more than offset by lower gross margin. Gross margin declined 270 basis points as lower product costs were more than offset by lower full-price ASP and unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to higher operating overhead expense resulting from increased investments in our growing NIKE Direct business. Demand creation expense declined primarily due to higher marketing investments in the prior year, largely in support of the Rio Olympics and European Football Championship, partially offset by higher sports marketing costs in the first quarter of fiscal 2018.
Greater China

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$761	$710	7%	10%
Apparel	309	269	15%	18%
Equipment	38	41	-7%	-3%
TOTAL REVENUES	$1,108	$1,020	9%	12%
Revenues by:
Sales to Wholesale Customers	$730	$695	5%	8%
Sales through NIKE Direct	378	325	16%	20%
TOTAL REVENUES	$1,108	$1,020	9%	12%
EARNINGS BEFORE INTEREST AND TAXES	$394	$371	6%
On a currency-neutral basis, Greater China revenues increased 12% for the first quarter of fiscal 2018, driven by higher revenues in most key categories, led by Sportswear, Running and the Jordan Brand. NIKE Direct revenues increased 20%, fueled by strong digital commerce sales growth, the addition of new stores and 2% comparable store sales growth.
The constant-currency increase in footwear revenues for the first quarter of fiscal 2018 was attributable to increases in several key categories, most notably Sportswear, Running and the Jordan Brand. Unit sales of footwear increased 13%, while lower ASP per pair reduced footwear revenue growth by approximately 3 percentage points as a result of lower full-price and NIKE Direct ASPs.
Currency-neutral apparel revenue growth for the first quarter of fiscal 2018 was due to higher revenues in all key categories, led by Sportswear, Running and the Jordan Brand. Unit sales of apparel increased 13%, while higher ASP per unit increased apparel revenue growth by approximately 5 percentage points. The increase in ASP per unit was attributable to higher full-price ASP.
Despite the negative impact of translation, EBIT increased 6% for the first quarter of fiscal 2018. EBIT growth was driven by higher reported revenues and lower selling and administrative expense, partially offset by a decline in gross margin. Gross margin declined 270 basis points as higher full-price ASP was more than offset by unfavorable standard foreign currency exchange rates and lower off-price margins, including through our NIKE Direct business. Selling and administrative expense was lower as a significant decrease in demand creation expense was only partially offset by higher operating overhead expense. The decrease in demand creation expense was attributable to higher prior year marketing and advertising costs to support key sporting events, including the Rio Olympics. Operating overhead increased due to continued investments in our growing NIKE Direct business.

Asia Pacific & Latin America

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$827	$787	5%	6%
Apparel	301	279	8%	9%
Equipment	61	65	-6%	-5%
TOTAL REVENUES	$1,189	$1,131	5%	6%
Revenues by:
Sales to Wholesale Customers	$889	$887	0%	2%
Sales through NIKE Direct	300	244	23%	24%
TOTAL REVENUES	$1,189	$1,131	5%	6%
EARNINGS BEFORE INTEREST AND TAXES	$260	$209	24%
On a currency-neutral basis, Asia Pacific & Latin America revenues for the first quarter of fiscal 2018 increased 6%, driven by higher revenues in most territories. Territory revenue growth was led by SOCO (which comprises Argentina, Uruguay and Chile), Mexico and Korea, which increased 18%, 18% and 12%, respectively. On a category basis, revenues increased in all key categories, led by Sportswear, Running and Men’s Training. NIKE Direct revenues increased 24%, fueled by comparable store sales growth of 19%, the addition of new stores and digital commerce sales growth.
The increase in constant-currency footwear revenues for the first quarter of fiscal 2018 was attributable to growth in most key categories, led by Sportswear. Unit sales of footwear increased approximately 6%, while ASP per pair was flat as higher off-price ASP was offset by lower NIKE Direct ASP.
Currency-neutral growth in apparel revenues for the first quarter of fiscal 2018 was driven by higher revenues in every key category, most notably Men’s Training, Sportswear and Running. Unit sales of apparel increased 10%, while lower ASP per unit reduced apparel revenue growth by approximately 1 percentage point. The decrease in ASP per unit was primarily driven by lower full-price ASP, reflecting higher discounts, and lower NIKE Direct ASP.
On a reported basis, EBIT increased 24% for the first quarter of fiscal 2018 as reported revenue growth and lower selling and administrative expense more than offset lower gross margin. Gross margin contracted 80 basis points as favorable standard foreign currency exchange rates were more than offset by higher product costs and lower off-price margin. Selling and administrative expense decreased as significantly lower demand creation expense more than offset higher operating overhead expense. The decrease in demand creation expense was attributable to higher marketing costs in the first quarter of fiscal 2017 to support the Rio Olympics. Operating overhead expense increased primarily as a result of continued investments in our growing NIKE Direct business, partially offset by administrative costs efficiencies.
Global Brand Divisions

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues	$20	$15	33%	16%
(Loss) Before Interest and Taxes	$(675)	$(771)	-12%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes decreased 12% for the first quarter of fiscal 2018 as a result of lower demand creation and operating overhead expenses. Demand creation expense declined primarily due to lower advertising expenses in the first quarter of fiscal 2018, largely due to investments in the prior year to support the Rio Olympics and the European Football Championship, as well as lower sports marketing costs. Operating overhead expense decreased primarily as a result of lower wage-related costs.

Converse

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes
Revenues	$483	$574	-16%	-16%
Earnings Before Interest and Taxes	$89	$153	-42%
In territories we define as “direct distribution markets,” Converse designs, markets and sells products directly to distributors and wholesale customers, and to consumers through direct to consumer operations. The largest direct distribution markets are the United States, the United Kingdom and China. We do not own the Converse trademarks in Japan. Territories other than direct distribution markets and Japan are serviced by third-party licensees who pay royalty revenues to Converse for the use of its registered trademarks and other intellectual property rights.
On a currency-neutral basis, revenues for Converse declined 16% for the first quarter of fiscal 2018. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) declined 17%, reducing total Converse revenues by approximately 16 percentage points. Comparable direct distribution market unit sales decreased 17%, while ASP per unit was flat compared to the first quarter of fiscal 2017. On a territory basis, revenues declined as lower sales in the United States and Europe more than offset growth in China. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 1 percentage point for the first quarter of fiscal 2018, primarily driven by the market transition in Italy in the third quarter of fiscal 2017. Revenues from comparable licensed markets decreased 17%, reducing total Converse revenues by approximately 1 percentage point. The decrease in comparable licensed market revenues is primarily due to lower revenues in Latin America.
Reported EBIT for Converse declined 42% for the first quarter of fiscal 2018 driven by lower reported revenues, gross margin contraction and higher selling and administrative expense. Gross margin declined 100 basis points as the favorable impact on ASP from the market transition in Italy was more than offset by higher product costs and unfavorable off-price margin. Selling and administrative expense increased due to higher operating overhead, primarily as a result of higher wage-related costs. Demand creation also grew, reflecting higher marketing expense on initiatives to drive growth.
Corporate

	Three Months Ended August 31,
(Dollars in millions)	2017	2016	% Change
Revenues	$2	$28	—
(Loss) Before Interest and Taxes	$(433)	$(163)	166%
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
For the first quarter of fiscal 2018, Corporate’s loss before interest and taxes increased $270 million, primarily due to the following:

•	an unfavorable change of $113 million, largely due to higher operating overhead expense, primarily driven by higher one-time wage-related costs associated with our organizational realignment;

•
a decrease in net foreign currency gains of approximately $79 million related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin; and

•
an unfavorable change in net foreign currency gains and losses of $78 million related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other expense (income), net.

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

•
Non-Functional Currency Denominated External Sales — A portion of our NIKE Brand and Converse revenues associated with European operations are earned in currencies other than the Euro (e.g. the British Pound) but are recognized at a subsidiary that uses the Euro as its functional currency. These sales generate a foreign currency exposure.

•
Other Costs — Non-functional currency denominated costs, such as endorsement contracts, also generate foreign currency risk, though to a lesser extent. In certain cases, the Company has also entered into other contractual agreements which have payments that are indexed to foreign currencies and create embedded derivative contracts that are recorded at fair value through Other expense (income), net. Refer to Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.

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

Managing Transactional Exposures
Transactional exposures are managed on a portfolio basis within our foreign currency risk management program. We manage these exposures by taking advantage of natural offsets and currency correlations that exist within the portfolio and may also elect to use currency forward and option contracts to hedge the remaining effect of exchange rate fluctuations on probable forecasted future cash flows, including certain product cost exposures, non-functional currency denominated external sales and other costs described above. Generally, these are accounted for as cash flow hedges in accordance with U.S. GAAP, except for hedges of the embedded derivative components of the product cost exposures and other contractual agreements.
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments under U.S. GAAP. Accordingly, changes in fair value of these instruments are recognized in Other expense (income), net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.
Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a detriment of approximately $36 million and $185 million for the three months ended August 31, 2017 and 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a detriment of approximately $10 million and $26 million for the three months ended August 31, 2017 and 2016, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $88 million on our Income before income taxes for the three months ended August 31, 2017.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of August 31, 2017 and 2016. There were no cash flows from net investment hedge settlements for the three months ended August 31, 2017 and 2016.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $575 million for the first three months of fiscal 2018 compared to $788 million for the first three months of fiscal 2017. Net income, adjusted for non-cash items, generated $1,107 million of operating cash flows for the first three months of fiscal 2018 compared to $1,375 million for the first three months of fiscal 2017. Operating cash flows also decreased due to changes in working capital, which resulted in a cash outflow of $532 million for the first three months of fiscal 2018 compared to an outflow of $587 million for the first three months of fiscal 2017. The change in working capital was primarily due to a net change in cash collateral posted with derivative counterparties as a result of hedging activities. For the first three months of fiscal 2018, cash collateral posted with derivative counterparties, which is recorded in Prepaid expenses and other current assets on the Unaudited Condensed Consolidated Balance Sheets, increased $273 million compared to an increase of $136 million during the first three months of fiscal 2017. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail. This increase in cash collateral posted with counterparties was partially offset by a $183 million change in Accounts receivable, net, driven by the timing of revenues.
Cash used by investing activities was $12 million for the first three months of fiscal 2018 compared to $76 million for the first three months of fiscal 2017 as cash flows related to short-term investments, additions to property, plant and equipment and other investing activities were largely unchanged compared to the first quarter of fiscal 2017.
Cash used by financing activities was $998 million for the first three months of fiscal 2018 compared to $1,202 million for the first three months of fiscal 2017. The decrease in Cash used by financing activities was primarily driven by lower share repurchases during the first three months of fiscal 2018 compared to the first three months of fiscal 2017.

During the first three months of fiscal 2018, we purchased 15.3 million shares of NIKE’s Class B Common Stock for $849 million (an average price of $55.67 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of August 31, 2017, we had repurchased 95.0 million shares at a cost of approximately $5,287 million (an average price of $55.64 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.
Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the three month period ended August 31, 2017, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of August 31, 2017, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended August 31, 2017, the maximum amount of commercial paper borrowings outstanding at any point was $325 million. As of August 31, 2017, there were $325 million of outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2018 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
As of August 31, 2017, we had cash, cash equivalents and short-term investments totaling $5.5 billion, of which $4.9 billion was held by our foreign subsidiaries. Cash equivalents and Short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of August 31, 2017, the average duration of our cash equivalents and short-term investments portfolio was 80 days.
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
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
Off-Balance Sheet Arrangements
As of August 31, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes from the information previously reported under Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of August 31, 2017.
We are continuing several transformation initiatives to centralize and simplify our business processes and systems. These are long-term initiatives, which we believe will enhance our internal control over financial reporting due to increased automation and further integration of related processes. We will continue to monitor our internal control over financial reporting for effectiveness throughout the transformation.
There have not been any other changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Certain factors, including various risks and uncertainties, may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, due to, among other factors, the timing of at-once orders and discounts, order cancellations and returns, and increasing online and mobile commercial activity; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability of NIKE to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE’s decision to invest in or divest of businesses; and other factors referenced or incorporated by reference in this report and other reports.
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
Investors should also be aware that while NIKE does, from time to time, communicate with securities analysts, it is against NIKE’s policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, shareholders should not assume that NIKE agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, NIKE has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of NIKE and may not reflect NIKE’s current views.

PART II - OTHER INFORMATION
ITEM 1. Legal Proceedings
There have been no material developments with respect to the information previously reported under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of August 31, 2017, the Company had repurchased 95.0 million shares at an average price of $55.64 per share for a total approximate cost of $5.3 billion under this program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended August 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
June 1 — June 30, 2017	4,814,118	$53.01	4,814,118	$7,307
July 1 — July 31, 2017	2,494,988	$58.29	2,494,988	$7,162
August 1 — August 31, 2017	7,947,729	$56.46	7,947,729	$6,713
	15,256,835	$55.67	15,256,835

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fourth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 24, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fourth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 21, 2016).

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
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 21, 2016).

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
DATED: October 6, 2017