Form 10-Q
period 2017-11-30
NIKE INC
filed 2018-01-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of January 2, 2018 were:

Class A	329,065,752
Class B	1,297,874,881
1,626,940,633

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	November 30,	May 31,
(In millions)	2017	2017
ASSETS
Current assets:
Cash and equivalents	$4,304	$3,808
Short-term investments	2,085	2,371
Accounts receivable, net	3,613	3,677
Inventories	5,326	5,055
Prepaid expenses and other current assets	1,254	1,150
Total current assets	16,582	16,061
Property, plant and equipment, net	4,117	3,989
Identifiable intangible assets, net	282	283
Goodwill	139	139
Deferred income taxes and other assets	2,935	2,787
TOTAL ASSETS	$24,055	$23,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10	$6
Notes payable	1,229	325
Accounts payable	2,141	2,048
Accrued liabilities	3,278	3,011
Income taxes payable	92	84
Total current liabilities	6,750	5,474
Long-term debt	3,472	3,471
Deferred income taxes and other liabilities	2,075	1,907
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 329 shares outstanding	—	—
Class B — 1,295 and 1,314 shares outstanding	3	3
Capital in excess of stated value	9,041	8,638
Accumulated other comprehensive loss	(587)	(213)
Retained earnings	3,301	3,979
Total shareholders’ equity	11,758	12,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,055	$23,259
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2017	2016	2017	2016
Revenues	$8,554	$8,180	$17,624	$17,241
Cost of sales	4,876	4,564	9,984	9,502
Gross profit	3,678	3,616	7,640	7,739
Demand creation expense	877	762	1,732	1,803
Operating overhead expense	1,891	1,743	3,892	3,599
Total selling and administrative expense	2,768	2,505	5,624	5,402
Interest expense (income), net	13	15	29	22
Other expense (income), net	18	(18)	36	(80)
Income before income taxes	879	1,114	1,951	2,395
Income tax expense	112	272	234	304
NET INCOME	$767	$842	$1,717	$2,091

Earnings per common share:
Basic	$0.47	$0.51	$1.05	$1.26
Diluted	$0.46	$0.50	$1.03	$1.23

Dividends declared per common share	$0.20	$0.18	$0.38	$0.34
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
Net income	$767	$842	$1,717	$2,091
Other comprehensive income (loss), net of tax:
Change in net foreign currency translation adjustment	(8)	(14)	14	(11)
Change in net gains (losses) on cash flow hedges	8	323	(387)	83
Change in net gains (losses) on other	(1)	5	(1)	9
Total other comprehensive income (loss), net of tax	(1)	314	(374)	81
TOTAL COMPREHENSIVE INCOME	$766	$1,156	$1,343	$2,172
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended November 30,
(In millions)	2017	2016
Cash provided by operations:
Net income	$1,717	$2,091
Income charges (credits) not affecting cash:
Depreciation	366	346
Deferred income taxes	(83)	(70)
Stock-based compensation	103	111
Amortization and other	10	12
Net foreign currency adjustments	(67)	(34)
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	143	(318)
(Increase) in inventories	(243)	(300)
(Increase) in prepaid expenses and other current assets	(208)	(85)
Increase in accounts payable, accrued liabilities and income taxes payable	160	17
Cash provided by operations	1,898	1,770
Cash (used) provided by investing activities:
Purchases of short-term investments	(3,002)	(2,358)
Maturities of short-term investments	2,229	1,743
Sales of short-term investments	1,044	1,404
Additions to property, plant and equipment	(498)	(512)
Disposals of property, plant and equipment	1	12
Other investing activities	—	(53)
Cash (used) provided by investing activities	(226)	236
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	1,482
Long-term debt payments, including current portion	(3)	(3)
Increase in notes payable	904	21
Payments on capital lease and other financing obligations	(11)	(6)
Proceeds from exercise of stock options and other stock issuances	320	238
Repurchase of common stock	(1,776)	(1,954)
Dividends — common and preferred	(595)	(536)
Tax payments for net share settlement of equity awards	(53)	(8)
Cash used by financing activities	(1,214)	(766)
Effect of exchange rate changes on cash and equivalents	38	(39)
Net increase in cash and equivalents	496	1,201
Cash and equivalents, beginning of period	3,808	3,138
CASH AND EQUIVALENTS, END OF PERIOD	$4,304	$4,339
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$92	$120
Dividends declared and not paid	325	304
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and six months ended November 30, 2017 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation, including reclassified geographic operating segment data to reflect the changes in the Company’s operating structure, which became effective on June 1, 2017. Refer to Note 11 — Operating Segments for additional information.
Recently Adopted Accounting Standards
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The Company adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. This change is required to be applied prospectively. During the second quarter and first six months of fiscal 2018, the Company recognized $34 million and $122 million, respectively, of excess tax benefits related to share-based payment awards in Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
Additionally, ASU 2016-09 modified the classification of certain share-based payment activities within the statement of cash flows, which the Company applied retrospectively. As a result, for the six months ended November 30, 2016, the Company reclassified a cash inflow of $78 million related to excess tax benefits from share-based payment awards from Cash used by financing activities to Cash provided by operations, and reclassified a cash outflow of $8 million related to tax payments for the net settlement of share-based payment awards from Cash provided by operations to Cash used by financing activities within the Unaudited Condensed Consolidated Statement of Cash Flows.
Recently Issued Accounting Standards
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements, and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The update to the standard is effective for the Company on June 1, 2019, with early adoption permitted in any interim period. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in retained earnings at the date of adoption. The Company continues to assess the impact this update will have on its existing accounting policies and the Consolidated Financial Statements, and anticipates the updated guidance could have a material impact on the Consolidated Financial Statements at adoption through the recognition of a cumulative-effect adjustment to retained earnings of previously deferred charges.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings at the date of adoption.
While the Company does not expect the adoption of this standard to have a material impact on the Company’s net Revenues in the Consolidated Statements of Income, the Company anticipates revenues for certain wholesale transactions and substantially all digital commerce sales will be recognized upon shipment rather than upon delivery to the customer.
Additionally, provisions for post-invoice sales discounts, returns and miscellaneous claims will be recognized as accrued liabilities rather than as reductions to Accounts receivable, net; and the estimated cost of inventory associated with the provision for sales returns will be recorded within Prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company continues to evaluate the impact of this new standard, including on accounting policies, disclosures, internal control over financial reporting and its contracts with customers.

Note 2 — Inventories
Inventory balances of $5,326 million and $5,055 million at November 30, 2017 and May 31, 2017, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of November 30,	As of May 31,
(In millions)	2017	2017
Compensation and benefits, excluding taxes	$730	$871
Fair value of derivatives	449	168
Dividends payable	325	300
Endorsement compensation	311	396
Import and logistics costs	272	257
Taxes other than income taxes payable	260	196
Advertising and marketing	182	125
Other(1)	749	698
TOTAL ACCRUED LIABILITIES	$3,278	$3,011

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at November 30, 2017 and May 31, 2017.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of November 30, 2017 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$485	$485	$—	$—
Level 1:
U.S. Treasury securities	1,235	50	1,185	—
Level 2:
Time deposits	926	892	34	—
U.S. Agency securities	172	—	172	—
Commercial paper and bonds	733	39	694	—
Money market funds	2,838	2,838	—	—
Total Level 2:	4,669	3,769	900	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,399	$4,304	$2,085	$10

	As of May 31, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$505	$505	$—	$—
Level 1:
U.S. Treasury securities	1,545	159	1,386	—
Level 2:
Time deposits	813	769	44	—
U.S. Agency securities	522	150	372	—
Commercial paper and bonds	820	251	569	—
Money market funds	1,974	1,974	—	—
Total Level 2:	4,129	3,144	985	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,189	$3,808	$2,371	$10
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

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of November 30, 2017 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of November 30, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$147	$144	$3	$565	$446	$119
Embedded derivatives	10	1	9	9	3	6
TOTAL	$157	$145	$12	$574	$449	$125

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $120 million as of November 30, 2017. As of that date, the Company had posted $127 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company’s derivative asset balance as of November 30, 2017.

	As of May 31, 2017
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$231	$216	$15	$246	$166	$80
Embedded derivatives	10	1	9	8	2	6
TOTAL	$241	$217	$24	$254	$168	$86

(1)
If the foreign exchange derivative instruments had been netted on the Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $187 million as of May 31, 2017. As of that date, no amount of cash collateral had been received or posted on the derivative asset and liability balances related to foreign exchange derivative instruments.

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of November 30, 2017, the Company held $1,842 million of available-for-sale securities with maturity dates within one year and $243 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and six months ended November 30, 2017 and 2016. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of November 30, 2017 and May 31, 2017. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the six months ended November 30, 2017 and 2016, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended November 30, 2017 and 2016 was interest income related to the Company’s available-for-sale securities of $13 million and $5 million, respectively, and $24 million and $9 million for the six months ended November 30, 2017 and 2016, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the six months ended November 30, 2017 and the fiscal year ended May 31, 2017.
No transfers among levels within the fair value hierarchy occurred during the six months ended November 30, 2017 and the fiscal year ended May 31, 2017.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of November 30, 2017 and May 31, 2017, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,466 million at November 30, 2017 and $3,401 million at May 31, 2017.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of November 30, 2017, the Company had $1,224 million of outstanding borrowings under its $2 billion commercial paper program at a weighted average interest rate of 1.21%. As of May 31, 2017, $325 million of commercial paper was outstanding at a weighted average interest rate of 0.86%. These borrowings are included within Notes payable.
Due to the short-term nature of the borrowings, the carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 12.0% and 12.7% for the six months ended November 30, 2017 and 2016, respectively. The Company’s effective tax rate reflected the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018. The prior year period included one-time benefits related to the resolution with the U.S. Internal Revenue Service (IRS) of a foreign tax credit matter and, to a lesser extent, an adjustment to the deferred tax asset related to the nonqualified deferred compensation plan.
As of November 30, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $514 million, $256 million of which would affect the Company’s effective tax rate if recognized in future periods. As of May 31, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $461 million. The liability for payment of interest and penalties decreased $14 million during the six months ended November 30, 2017. As of November 30, 2017 and May 31, 2017, accrued interest and penalties related to uncertain tax positions were $157 million and $171 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2014, with the exception of certain transfer pricing adjustments. The Company is currently under audit by the IRS for fiscal 2015 and 2016.
The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2006 and fiscal 2011, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $51 million within the next 12 months.

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
The NIKE, Inc. Stock Incentive Plan (the “Stock Incentive Plan”) provides for the issuance of up to 718 million previously unissued shares of Class B Common Stock in connection with equity awards granted under the Stock Incentive Plan. The Stock Incentive Plan authorizes the grant of non-statutory stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance-based awards. The exercise price for stock options and stock appreciation rights may not be less than the fair market value of the underlying shares on the date of grant. A committee of the Board of Directors administers the Stock Incentive Plan. The committee has the authority to determine the employees to whom awards will be made, the amount of the awards and the other terms and conditions of the awards. Substantially all stock option grants outstanding under the Stock Incentive Plan are granted in the first quarter of each fiscal year, vest ratably over four years and expire ten years from the date of grant.
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
The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
Stock options(1)	$39	$36	$72	$75
ESPPs	9	11	17	20
Restricted stock	5	7	14	16
TOTAL STOCK-BASED COMPENSATION EXPENSE	$53	$54	$103	$111

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $5 million and $3 million for the three months ended November 30, 2017 and 2016, respectively, and $8 million and $8 million for the six months ended November 30, 2017 and 2016, respectively.

As of November 30, 2017, the Company had $272 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.4 years.
The weighted average fair value per share of the options granted during the six months ended November 30, 2017 and 2016, computed as of the grant date using the Black-Scholes pricing model, was $9.82 and $9.38, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Six Months Ended November 30,
	2017	2016
Dividend yield	1.2%	1.1%
Expected volatility	16.4%	17.4%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.0%	1.3%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. The computations of diluted earnings per common share excluded options, including shares under ESPPs, to purchase an additional 44.5 million and 31.4 million shares of common stock outstanding for the three months ended November 30, 2017 and 2016, respectively, and 44.5 million and 31.4 million shares of common stock outstanding for the six months ended November 30, 2017 and 2016, respectively, because the options were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions, except per share data)	2017	2016	2017	2016
Determination of shares:
Weighted average common shares outstanding	1,627.0	1,659.1	1,633.1	1,665.6
Assumed conversion of dilutive stock options and awards	33.9	34.1	36.0	35.7
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,660.9	1,693.2	1,669.1	1,701.3

Earnings per common share:
Basic	$0.47	$0.51	$1.05	$1.26
Diluted	$0.46	$0.50	$1.03	$1.23

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
The majority of derivatives outstanding as of November 30, 2017 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of November 30, 2017 and May 31, 2017. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	November 30, 2017	May 31, 2017	Balance Sheet Location	November 30, 2017	May 31, 2017
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$63	$113	Accrued liabilities	$288	$59
Foreign exchange forwards and options	Deferred income taxes and other assets	3	13	Deferred income taxes and other liabilities	119	73
Total derivatives formally designated as hedging instruments		66	126		407	132
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	81	103	Accrued liabilities	158	107
Embedded derivatives	Prepaid expenses and other current assets	1	1	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2	Deferred income taxes and other liabilities	—	7
Embedded derivatives	Deferred income taxes and other assets	9	9	Deferred income taxes and other liabilities	6	6
Total derivatives not designated as hedging instruments		91	115		167	122
TOTAL DERIVATIVES		$157	$241		$574	$254
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and six months ended November 30, 2017 and 2016:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended November 30,
	2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$(36)	$(13)	Revenues	$13	$39
Foreign exchange forwards and options	13	302	Cost of sales	(21)	69
Foreign exchange forwards and options	—	2	Total selling and administrative expense	—	—
Foreign exchange forwards and options	7	160	Other expense (income), net	(20)	31
Interest rate swaps(2)	—	37	Interest expense (income), net	(2)	—
Total designated cash flow hedges	$(16)	$488		$(30)	$139

(1)
For the three months ended November 30, 2017 and 2016, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Six Months Ended November 30,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Six Months Ended November 30,
	2017	2016		2017	2016
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$19	$40	Revenues	$15	$72
Foreign exchange forwards and options	(264)	250	Cost of sales	24	173
Foreign exchange forwards and options	1	2	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(122)	144	Other expense (income), net	(18)	74
Interest rate swaps(2)	—	(54)	Interest expense (income), net	(4)	—
Total designated cash flow hedges	$(366)	$382		$17	$319

(1)
For the six months ended November 30, 2017 and 2016, the amounts recorded in Other expense (income), net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$25	$202	$(169)	$167	Other expense (income), net
Embedded derivatives	(3)	2	(4)	(1)	Other expense (income), net
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $11.2 billion as of November 30, 2017.

As of November 30, 2017, $212 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of November 30, 2017, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 24 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and six months ended November 30, 2017 or 2016. The Company had no interest rate swaps designated as fair value hedges as of November 30, 2017.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign-currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The ineffective portion of the unrealized gains and losses on these contracts, if any, are recorded immediately in earnings. The Company recorded no ineffectiveness from net investment hedges for the three and six months ended November 30, 2017 or 2016. The Company had no outstanding net investment hedges as of November 30, 2017.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other expense (income), net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $10.3 billion as of November 30, 2017.
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
As of November 30, 2017, the total notional amount of embedded derivatives outstanding was approximately $261 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of November 30, 2017, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $445 million. Accordingly, the Company was required to post $127 million of cash collateral to various counterparties to its derivative contracts as a result of these contingent features. As of November 30, 2017, the Company had received no cash collateral from its counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2017	$(169)	$(447)	$115	$(85)	$(586)
Other comprehensive gains (losses) before reclassifications(2)	(8)	(20)	—	(2)	(30)
Reclassifications to net income of previously deferred (gains) losses(3)	—	28	—	1	29
Other comprehensive income (loss)	(8)	8	—	(1)	(1)
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(4) million, $(4) million, $0 million, $0 million and $(8) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(2) million, $0 million, $0 million and $(2) million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive gains (losses) before reclassifications(2)	14	(367)	—	(20)	(373)
Reclassifications to net income of previously deferred (gains) losses(3)	—	(20)	—	19	(1)
Other comprehensive income (loss)	14	(387)	—	(1)	(374)
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(23) million, $(1) million, $0 million, $0 million and $(24) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(3) million, $0 million, $0 million and $(3) million, respectively.
The changes in Accumulated other comprehensive income, net of tax, for the three and six months ended November 30, 2016 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at August 31, 2016	$(204)	$223	$115	$(49)	$85
Other comprehensive gains (losses) before reclassifications(2)	(14)	464	—	5	455
Reclassifications to net income of previously deferred (gains) losses(3)	—	(141)	—	—	(141)
Other comprehensive income (loss)	(14)	323	—	5	314
Balance at November 30, 2016	$(218)	$546	$115	$(44)	$399

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
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$13	$39	$15	$72	Revenues
Foreign exchange forwards and options	(21)	69	24	173	Cost of sales
Foreign exchange forwards and options	(20)	31	(18)	74	Other expense (income), net
Interest rate swaps	(2)	—	(4)	—	Interest expense (income), net
Total before tax	(30)	139	17	319
Tax (expense) benefit	2	2	3	2
Gain (loss) net of tax	(28)	141	20	321
Gains (losses) on other	(1)	—	(19)	8	Other expense (income), net
Total before tax	(1)	—	(19)	8
Tax (expense) benefit	—	—	—	1
Gain (loss) net of tax	(1)	—	(19)	9
Total net gain (loss) reclassified for the period	$(29)	$141	$1	$330

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

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
REVENUES
North America	$3,485	$3,650	$7,409	$7,681
Europe, Middle East & Africa	2,133	1,792	4,477	4,054
Greater China	1,222	1,055	2,330	2,075
Asia Pacific & Latin America	1,273	1,206	2,462	2,337
Global Brand Divisions	23	21	43	36
Total NIKE Brand	8,136	7,724	16,721	16,183
Converse	408	416	891	990
Corporate	10	40	12	68
TOTAL NIKE, INC. REVENUES	$8,554	$8,180	$17,624	$17,241
EARNINGS BEFORE INTEREST AND TAXES
North America	$783	$912	$1,785	$1,916
Europe, Middle East & Africa	337	313	788	798
Greater China	378	375	772	746
Asia Pacific & Latin America	291	266	551	475
Global Brand Divisions	(602)	(619)	(1,277)	(1,390)
Total NIKE Brand	1,187	1,247	2,619	2,545
Converse	48	78	137	231
Corporate	(343)	(196)	(776)	(359)
Total NIKE, Inc. Earnings Before Interest and Taxes	892	1,129	1,980	2,417
Interest expense (income), net	13	15	29	22
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$879	$1,114	$1,951	$2,395

	As of November 30,	As of May 31,
(In millions)	2017	2017
ACCOUNTS RECEIVABLE, NET
North America	$1,608	$1,798
Europe, Middle East & Africa	768	690
Greater China	146	102
Asia Pacific & Latin America	767	693
Global Brand Divisions	95	86
Total NIKE Brand	3,384	3,369
Converse	205	297
Corporate	24	11
TOTAL ACCOUNTS RECEIVABLE, NET	$3,613	$3,677
INVENTORIES
North America	$2,241	$2,218
Europe, Middle East & Africa	1,421	1,327
Greater China	600	463
Asia Pacific & Latin America	786	694
Global Brand Divisions	84	68
Total NIKE Brand	5,132	4,770
Converse	263	286
Corporate	(69)	(1)
TOTAL INVENTORIES	$5,326	$5,055
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$805	$819
Europe, Middle East & Africa	732	709
Greater China	227	225
Asia Pacific & Latin America	342	340
Global Brand Divisions	539	533
Total NIKE Brand	2,645	2,626
Converse	124	125
Corporate	1,348	1,238
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,117	$3,989

Note 12 — Commitments and Contingencies
As of November 30, 2017, the Company had letters of credit outstanding totaling $144 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
There have been no other significant subsequent developments relating to the commitments and contingencies reported on the Company’s latest Annual Report on Form 10-K.

Note 13 — Subsequent Events
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act, which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, the Company anticipates incurring additional one-time income tax expense during the third quarter of fiscal 2018, primarily related to the transition tax on accumulated foreign earnings, the repeal of foreign tax credits and the remeasurement of certain deferred tax assets and liabilities, which is anticipated to be material. The Company continues to evaluate the impact the new legislation will have on the Consolidated Financial Statements. However, as the assessment is ongoing, the Company is not able to quantify the impact on the Consolidated Financial Statements at this time.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
NIKE designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide. We are the largest seller of athletic footwear and apparel in the world. We sell our products to retail accounts, through NIKE-owned in-line and factory retail stores and NIKE-owned internet websites and mobile applications (which we refer to collectively as our “NIKE Direct” operations), and through a mix of independent distributors, licensees and sales representatives in virtually all countries around the world. Our goal is to deliver value to our shareholders by delivering sustainable, profitable growth across a global portfolio of branded footwear, apparel, equipment and accessories businesses. Our strategy is to achieve long-term revenue growth by creating innovative, “must have” products, building deep personal consumer connections with our brands and delivering compelling consumer experiences at retail, online and in store.
In the current marketplace environment, we believe there has been a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, have an expectation for superior service and a demand for real-time delivery, all fueled by the shift towards digital. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace has resulted in third-party retail store closures and a promotional environment. In many of our international markets, we continue to see momentum fueled by macroeconomic and consumer tailwinds, including strong growth in consumer spending, a rapidly emerging middle class, accelerating participation in sport, along with current marketplace growth driven through NIKE Brand consumer experiences, leveraging digital.
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
NIKE, Inc. Revenues for the second quarter of fiscal 2018 increased 5% to $8.6 billion compared to the second quarter of fiscal 2017. On a currency-neutral basis, Revenues increased 3%. Net income for the second quarter of fiscal 2018 was $767 million, and diluted earnings per common share was $0.46, 9% and 8% lower, respectively, than the second quarter of fiscal 2017.
Income before income taxes declined 21%, compared to the second quarter of fiscal 2017, primarily driven by gross margin contraction and an increase in selling and administrative expense. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 5% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 4%, driven by higher revenues across all international geographies, footwear and apparel and our Sportswear and NIKE Basketball categories. Revenues for Converse decreased 2% and 4% on a reported and currency-neutral basis, respectively, as higher revenues in international markets, primarily from market transitions, were more than offset by lower revenues in North America.
Our effective tax rate was 12.7% for the second quarter of fiscal 2018, compared to 24.4% for the second quarter of fiscal 2017, reflecting the tax benefit from stock-based compensation in the current period as a result of the adoption of Accounting Standards Update (ASU) 2016-09 in the first quarter of fiscal 2018, as well as an increase in the mix of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
Diluted earnings per common share reflects a 2% decline in the diluted weighted average common shares outstanding, compared to the second quarter of fiscal 2017, driven by our share repurchase program.
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

Results of Operations

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions, except per share data)	2017	2016	% Change	2017	2016	% Change
Revenues	$8,554	$8,180	5%	$17,624	$17,241	2%
Cost of sales	4,876	4,564	7%	9,984	9,502	5%
Gross profit	3,678	3,616	2%	7,640	7,739	-1%
Gross margin	43.0%	44.2%		43.3%	44.9%
Demand creation expense	877	762	15%	1,732	1,803	-4%
Operating overhead expense	1,891	1,743	8%	3,892	3,599	8%
Total selling and administrative expense	2,768	2,505	10%	5,624	5,402	4%
% of revenues	32.4%	30.6%		31.9%	31.3%
Interest expense (income), net	13	15	—	29	22	—
Other expense (income), net	18	(18)	—	36	(80)	—
Income before income taxes	879	1,114	-21%	1,951	2,395	-19%
Income tax expense	112	272	-59%	234	304	-23%
Effective tax rate	12.7%	24.4%		12.0%	12.7%
NET INCOME	$767	$842	-9%	$1,717	$2,091	-18%
Diluted earnings per common share	$0.46	$0.50	-8%	$1.03	$1.23	-16%

Consolidated Operating Results
Revenues

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes(1)	2017	2016	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,026	$4,822	4%	3%	$10,519	$10,294	2%	2%
Apparel	2,761	2,535	9%	8%	5,413	5,084	6%	6%
Equipment	326	346	-6%	-7%	746	769	-3%	-3%
Global Brand Divisions(2)	23	21	10%	19%	43	36	19%	17%
TOTAL NIKE BRAND	8,136	7,724	5%	4%	16,721	16,183	3%	3%
Converse	408	416	-2%	-4%	891	990	-10%	-11%
Corporate(3)	10	40	—	—	12	68	—	—
TOTAL NIKE, INC. REVENUES	$8,554	$8,180	5%	3%	$17,624	$17,241	2%	2%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,629	$5,559	1%	0%	$11,659	$11,698	0%	0%
Sales through NIKE Direct	2,484	2,144	16%	15%	5,019	4,449	13%	13%
Global Brand Divisions(2)	23	21	10%	19%	43	36	19%	17%
TOTAL NIKE BRAND REVENUES	$8,136	$7,724	5%	4%	$16,721	$16,183	3%	3%

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 3% and 2% for the second quarter and first six months of fiscal 2018, respectively, as growth in the NIKE Brand was only partially offset by lower Converse revenues. Revenue growth was broad-based across all international NIKE Brand geographies for the second quarter and first six months of fiscal 2018. Higher revenues in EMEA contributed approximately 3 and 2 percentage points of growth to NIKE, Inc. Revenues for the second quarter and first six months of fiscal 2018, respectively. Growth in Greater China and APLA increased NIKE, Inc. Revenues approximately 2 percentage points and 1 percentage point, respectively, for both periods, while lower revenues for North America and Converse reduced NIKE, Inc. Revenues by approximately 2 percentage points and 1 percentage point, respectively, for both periods.
For the second quarter and first six months of fiscal 2018, currency-neutral NIKE Brand footwear revenues increased as growth, primarily in our Sportswear category, was only partially offset by declines in several other categories, most notably the Jordan Brand and Running. Unit sales of footwear were flat for the second quarter, while higher average selling price (ASP) per pair contributed approximately 3 percentage points of footwear revenue growth, primarily driven by higher full-price and off-price ASPs. For the first six months of fiscal 2018, unit sales of footwear increased approximately 2%, while ASP per pair was unchanged as higher off-price ASP was offset by lower full-price ASP resulting from higher discounts.
The currency-neutral growth in NIKE Brand apparel revenues for the second quarter and first six months of fiscal 2018 was driven by strong growth in our Sportswear and NIKE Basketball categories. Unit sales of apparel increased approximately 3% for both periods, while higher ASP per unit contributed approximately 5 and 3 percentage points of apparel revenue growth for the second quarter and first six months of fiscal 2018, respectively. The higher ASP per unit for both periods was driven by higher full-price and off-price ASPs, as well as the favorable impact of growth in our NIKE Direct business.
For the second quarter and first six months of fiscal 2018, NIKE Direct revenues represented approximately 31% and 30%, respectively, of our total NIKE Brand revenues, compared to 28% and 27% for the second quarter and first six months of fiscal 2017, respectively. On a currency-neutral basis, NIKE Direct revenues increased 15% for the second quarter of fiscal 2018, driven by digital commerce sales growth of 29%, comparable store sales growth of 6% and the addition of new stores. For the first six months of fiscal 2018, currency-neutral NIKE Direct revenues grew 13%, driven by a 24% increase in digital commerce sales, 5% growth in comparable store sales and the addition of new stores. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a reported basis, digital commerce sales through NIKE-owned websites and mobile applications, which are not included in comparable store sales, were $710 million and $1,277 million for the second quarter and first six months of fiscal 2018, respectively, compared to $546 million and $1,027 million for the second quarter and first six months of fiscal 2017, respectively. Digital commerce sales represented approximately 29% and 25% of our total NIKE Direct revenues for the second quarter and first six months of fiscal 2018, respectively, and approximately 25% and 23% for the second quarter and first six months of fiscal 2017, respectively.

Gross Margin

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Gross profit	$3,678	$3,616	2%	$7,640	$7,739	-1%
Gross margin	43.0%	44.2%	(120) bps	43.3%	44.9%	(160) bps
For the second quarter and first six months of fiscal 2018, our consolidated gross margin was 120 and 160 basis points lower than the respective prior year periods, primarily driven by the following factors:

•
Higher NIKE Brand full-price ASP, on a wholesale equivalent basis, for the second quarter (increasing gross margin approximately 40 basis points) primarily due to product mix; for the first six months, full-price ASP was lower (decreasing gross margin approximately 20 basis points), reflecting higher discounts and product mix;

•
Higher NIKE Brand product costs, on a wholesale equivalent basis, (decreasing gross margin approximately 50 basis points for the second quarter and 10 basis points for the first six months) driven by product mix;

•	Unfavorable changes in net foreign currency exchange rates, including hedges (decreasing gross margin approximately 120 basis points for both the second quarter and first six months);

•
Lower other costs (increasing gross margin approximately 40 basis points for the second quarter and 50 basis points for the first six months), primarily reflecting lower warehousing and other costs; and

•
Lower NIKE Direct margin (decreasing gross margin approximately 30 basis points for the second quarter and 40 basis points for the first six months), reflecting the aforementioned drivers of gross margin, as well as a slightly higher mix of off-price sales.

Total Selling and Administrative Expense

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change		2017	2016	% Change
Demand creation expense(1)	$877	$762	15%		$1,732	$1,803	-4%
Operating overhead expense	1,891	1,743	8%		3,892	3,599	8%
Total selling and administrative expense	$2,768	$2,505	10%		$5,624	$5,402	4%
% of revenues	32.4%	30.6%	180	bps	31.9%	31.3%	60	bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense increased 15% for the second quarter of fiscal 2018 primarily driven by higher sports marketing and advertising costs. For the first six months of fiscal 2018, Demand creation expense decreased 4%, reflecting higher prior year investments in marketing and advertising to support key sporting events, including the Rio Olympics and European Football Championship. Changes in foreign currency exchange rates increased Demand creation expense for the second quarter and first six months of fiscal 2018 by approximately 2% and 1%, respectively.
Operating overhead expense increased 8% for the second quarter of fiscal 2018 primarily driven by higher administrative costs, as well as continued investments in our growing NIKE Direct business. For the first six months of fiscal 2018, Operating overhead expense increased 8% due to one-time wage-related costs associated with the Consumer Direct Offense organizational realignment and, to a lesser extent, investments in our NIKE Direct business. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 1% for the second quarter and had an insignificant impact for the first six months of fiscal 2018.
Other Expense (Income), Net

	Three Months Ended November 30,		Six Months Ended November 30,
(In millions)	2017	2016	2017	2016
Other expense (income), net	$18	$(18)	$36	$(80)
Other expense (income), net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the second quarter of fiscal 2018, Other expense (income), net changed from $18 million of other income, net in the prior year to $18 million of other expense, net in the current year, primarily due to a $40 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For the first six months of fiscal 2018, Other expense (income), net changed from $80 million of other income, net in the prior year to $36 million of other expense, net in the current year, primarily due to a $118 million net detrimental change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had unfavorable impacts of approximately $24 million and $112 million on our Income before income taxes for the second quarter and first six months of fiscal 2018, respectively.

Income Taxes

	Three Months Ended November 30,			Six Months Ended November 30,
	2017	2016	% Change	2017	2016	% Change
Effective tax rate	12.7%	24.4%	(1,170) bps	12.0%	12.7%	(70) bps
Our effective tax rate was 12.7% for the second quarter of fiscal 2018, compared to 24.4% for the second quarter of fiscal 2017, reflecting the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, as well as an increase in the mix of earnings from operations outside of the United States, which are generally subject to a lower tax rate.
Our effective tax rate was 12.0% for the first six months of fiscal 2018 compared to 12.7% for the first six months of fiscal 2017. The change was primarily due to the tax benefit as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018, partially offset by one-time benefits related to the resolution with the IRS of a foreign tax credit matter in the prior year period and, to a lesser extent, a prior year period adjustment to the deferred tax asset related to our nonqualified deferred compensation program.
On December 22, 2017, the United States enacted tax reform legislation through the Tax Cuts and Jobs Act which significantly changes the existing U.S. tax laws, including a reduction in the corporate tax rate from 35% to 21%, a move from a worldwide tax system to a territorial system, as well as other changes. As a result of enactment of the legislation, we anticipate incurring additional one-time income tax expense during the third quarter of fiscal 2018, primarily related to the transition tax on accumulated foreign earnings, the repeal of foreign tax credits and the remeasurement of certain deferred tax assets and liabilities, which is anticipated to be material. We continue to evaluate the impact the new legislation will have on the Consolidated Financial Statements. However, as the assessment is ongoing, we are not able to quantify the impact on the Consolidated Financial Statements at this time.

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

The breakdown of revenues is as follows:

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016(1)	% Change	% Change Excluding Currency Changes(2)	2017	2016(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,485	$3,650	-5%	-5%	$7,409	$7,681	-4%	-4%
Europe, Middle East & Africa	2,133	1,792	19%	14%	4,477	4,054	10%	9%
Greater China	1,222	1,055	16%	15%	2,330	2,075	12%	13%
Asia Pacific & Latin America	1,273	1,206	6%	8%	2,462	2,337	5%	7%
Global Brand Divisions(3)	23	21	10%	19%	43	36	19%	17%
TOTAL NIKE BRAND	8,136	7,724	5%	4%	16,721	16,183	3%	3%
Converse	408	416	-2%	-4%	891	990	-10%	-11%
Corporate(4)	10	40	—	—	12	68	—	—
TOTAL NIKE, INC. REVENUES	$8,554	$8,180	5%	3%	$17,624	$17,241	2%	2%

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2017	2016(1)	% Change	2017	2016(1)	% Change
North America	$783	$912	-14%	$1,785	$1,916	-7%
Europe, Middle East & Africa	337	313	8%	788	798	-1%
Greater China	378	375	1%	772	746	3%
Asia Pacific & Latin America	291	266	9%	551	475	16%
Global Brand Divisions	(602)	(619)	3%	(1,277)	(1,390)	8%
TOTAL NIKE BRAND	1,187	1,247	-5%	2,619	2,545	3%
Converse	48	78	-38%	137	231	-41%
Corporate	(343)	(196)	-75%	(776)	(359)	-116%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	892	1,129	-21%	1,980	2,417	-18%
Interest expense (income), net	13	15	—	29	22	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$879	$1,114	-21%	$1,951	$2,395	-19%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

North America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,070	$2,219	-7%	-7%	$4,504	$4,737	-5%	-5%
Apparel	1,279	1,273	0%	0%	2,578	2,590	0%	-1%
Equipment	136	158	-14%	-14%	327	354	-8%	-8%
TOTAL REVENUES	$3,485	$3,650	-5%	-5%	$7,409	$7,681	-4%	-4%
Revenues by:
Sales to Wholesale Customers	$2,436	$2,637	-8%	-8%	$5,125	$5,461	-6%	-6%
Sales through NIKE Direct	1,049	1,013	4%	3%	2,284	2,220	3%	3%
TOTAL REVENUES	$3,485	$3,650	-5%	-5%	$7,409	$7,681	-4%	-4%
EARNINGS BEFORE INTEREST AND TAXES	$783	$912	-14%		$1,785	$1,916	-7%

On a currency-neutral basis, North America revenues for the second quarter of fiscal 2018 decreased 5% as growth in our NIKE Basketball and Sportswear categories was more than offset by declines in all other categories. Revenues for the first six months of fiscal 2018 decreased 4% as higher revenues in our Sportswear category were more than offset by declines in nearly all other categories, including the Jordan Brand and Running. For both the second quarter and first six months of fiscal 2018, NIKE Direct revenues increased 3%, driven by the addition of new stores and digital commerce sales growth, while comparable store sales were flat.
Footwear revenues declined for the second quarter and first six months of fiscal 2018 driven by lower revenues in our Jordan Brand and Running categories. Second quarter unit sales of footwear decreased 11%, while higher ASP per pair reduced the impact of lower footwear revenues by approximately 4 percentage points, primarily due to higher full-price ASP and the favorable impact of growth in our NIKE Direct business. For the first six months of fiscal 2018, unit sales of footwear decreased 5% and ASP per pair was flat as the favorable impact of growth in our NIKE Direct business was offset by lower full-price ASP resulting from higher discounts.
On a currency-neutral basis, apparel revenues were flat for the second quarter, but decreased slightly for the first six months of fiscal 2018 as growth in our Sportswear and NIKE Basketball categories was offset by declines in other categories. Unit sales of apparel decreased 3% and 5% for the second quarter and first six months of fiscal 2018, respectively, while higher ASP per unit contributed approximately 3 and 4 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was attributable to the favorable impact of growth in our NIKE Direct business and, to a lesser extent, favorable off-price mix, while higher full-price ASP also benefited the year-to-date period.
EBIT decreased 14% for the second quarter of fiscal 2018 as lower revenues and higher selling and administrative expense more than offset gross margin expansion. Gross margin increased 30 basis points as the favorable impact of lower off-price mix, including through NIKE Direct, more than offset lower full-price ASP, largely resulting from higher discounts, and higher other costs. Selling and administrative expense grew due to higher demand creation and operating overhead expenses. Demand creation expense increased primarily due to higher advertising expense, in part to support the launch of the NBA partnership, as well as higher sports marketing costs. Operating overhead expense increased due to continued investments in NIKE Direct and, to a lesser extent, higher administrative costs.
EBIT declined 7% for the first six months of fiscal 2018, reflecting lower revenues, gross margin contraction and higher selling and administrative expense. Gross margin declined 10 basis points as lower full-price ASP, primarily due to higher discounts, and higher product costs were only partially offset by favorable off-price mix and lower other costs, including warehousing. Selling and administrative expense increased as lower demand creation expense was more than offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to prior year investments in marketing costs to support key sporting events, including the Rio Olympics, as well as lower retail brand presentation costs. These decreases were partially offset by higher advertising costs for the first six months of fiscal 2018, in part to support the launch of the NBA partnership, and higher sports marketing costs. The increase in operating overhead expense was due to continued investments in our NIKE Direct business.

Europe, Middle East & Africa

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,290	$1,116	16%	11%	$2,761	$2,573	7%	6%
Apparel	743	588	26%	21%	1,486	1,272	17%	15%
Equipment	100	88	14%	10%	230	209	10%	9%
TOTAL REVENUES	$2,133	$1,792	19%	14%	$4,477	$4,054	10%	9%
Revenues by:
Sales to Wholesale Customers	$1,525	$1,313	16%	12%	$3,247	$3,046	7%	5%
Sales through NIKE Direct	608	479	27%	21%	1,230	1,008	22%	20%
TOTAL REVENUES	$2,133	$1,792	19%	14%	$4,477	$4,054	10%	9%
EARNINGS BEFORE INTEREST AND TAXES	$337	$313	8%		$788	$798	-1%
On a currency-neutral basis, Europe, Middle East & Africa revenues for the second quarter and first six months of fiscal 2018 grew 14% and 9%, respectively, due to higher revenues in every territory, most notably the UK & Ireland, which grew 28% and 26% for the respective periods. Revenues increased in most key categories for both periods, led by Sportswear and Football (Soccer). For the second quarter and first six months of fiscal 2018, NIKE Direct revenues increased 21% and 20%, respectively, fueled for both periods by strong digital commerce sales growth, comparable store sales growth of 12% and 11%, respectively, and the addition of new stores.
Currency-neutral footwear revenue growth for the second quarter and first six months of fiscal 2018 was driven by growth in most key categories, led by Sportswear, Football (Soccer) and Running. For the second quarter and first six months of fiscal 2018, unit sales of footwear increased 7% and 5%, respectively, while higher ASP per pair contributed approximately 4 and 1 percentage points of footwear revenue growth for the respective periods. The increase in ASP per pair for the second quarter was primarily driven by higher full-price and off-price ASPs. For the first six months of fiscal 2018, higher ASP per pair was primarily due to higher off-price ASP.
The increase in currency-neutral apparel revenues for the second quarter and first six months of fiscal 2018 was due to growth in nearly all categories, most notably Sportswear, with NIKE Basketball also driving strong growth for the second quarter. Unit sales of apparel increased 12% and 13% for the second quarter and first six months of fiscal 2018, respectively. Higher ASP per unit contributed approximately 9 and 2 percentage points of apparel revenue growth for the second quarter and first six months of fiscal 2018, respectively, driven by higher full-price ASP and, to a lesser extent, higher off-price ASP.
On a reported basis, EBIT increased 8% for the second quarter of fiscal 2018 as revenue growth and selling and administrative expense leverage were only partially offset by lower gross margin. Gross margin declined 240 basis points due to unfavorable standard foreign currency exchange rates, higher product costs and lower NIKE Direct margin, which were only partially offset by higher full-price ASP. Selling and administrative expense increased due to higher demand creation and operating overhead expenses. The increase in demand creation expense was due to higher sports marketing and advertising costs. Operating overhead expense was higher due to increased investments in our NIKE Direct business.
Reported EBIT decreased 1% for the first six months of fiscal 2018 as revenue growth and selling and administrative expense leverage were more than offset by gross margin contraction. Gross margin declined 260 basis points as lower product costs were more than offset by unfavorable standard foreign currency exchange rates, lower full-price ASP resulting from product mix, and lower NIKE Direct margin. Selling and administrative expense increased due to higher operating overhead expense, primarily resulting from investments in our NIKE Direct business. Demand creation expense also increased as higher sports marketing and advertising costs more than offset lower marketing expenses as a result of prior year investments to support the Rio Olympics and European Football Championship.

Greater China

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$793	$669	19%	17%	$1,554	$1,379	13%	14%
Apparel	397	355	12%	11%	706	624	13%	14%
Equipment	32	31	3%	0%	70	72	-3%	-2%
TOTAL REVENUES	$1,222	$1,055	16%	15%	$2,330	$2,075	12%	13%
Revenues by:
Sales to Wholesale Customers	$708	$673	5%	4%	$1,438	$1,368	5%	6%
Sales through NIKE Direct	514	382	35%	33%	892	707	26%	27%
TOTAL REVENUES	$1,222	$1,055	16%	15%	$2,330	$2,075	12%	13%
EARNINGS BEFORE INTEREST AND TAXES	$378	$375	1%		$772	$746	3%
On a currency-neutral basis, Greater China revenues increased 15% and 13% for the second quarter and first six months of fiscal 2018, respectively. Nearly all key categories grew, led by Sportswear, Running, the Jordan Brand and NIKE Basketball, with the Jordan Brand and NIKE Basketball having a greater impact than Running for the second quarter. NIKE Direct revenues increased 33% and 27% for the second quarter and first six months of fiscal 2018, respectively, fueled by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 8% and 5%, for the respective periods.
The currency-neutral increase in footwear revenues for the second quarter and first six months of fiscal 2018 was attributable to growth in most key categories, led by Sportswear, Running and the Jordan Brand. Unit sales of footwear for the second quarter and first six months of fiscal 2018 increased 17% and 15%, respectively. ASP per pair was flat for the second quarter as higher full-price and off-price ASPs were offset by higher off-price mix, including through our NIKE Direct business. ASP per pair for the first six months of fiscal 2018 reduced footwear revenues by approximately 1 percentage point as higher off-price mix, including through our NIKE Direct business, more than offset higher off-price ASP.
Currency-neutral apparel revenue growth for the second quarter and first six months of fiscal 2018 was due to higher revenues in all key categories, led by Sportswear and NIKE Basketball. Unit sales of apparel for the second quarter and first six months of fiscal 2018 increased 8% and 10%, respectively, while higher ASP per unit contributed approximately 3 and 4 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was attributable to higher off-price ASP and the favorable impact of growth in our NIKE Direct business, with a higher full-price ASP also favorably impacting year-to-date growth.
On a reported basis, EBIT grew 1% for the second quarter of fiscal 2018 as strong revenue growth was largely offset by gross margin contraction and higher selling and administrative expense as a percent of revenues. Gross margin declined 370 basis points, driven by lower off-price margins, primarily through our NIKE Direct business, and unfavorable standard foreign currency exchange rates, partially offset by higher full-price ASP. Selling and administrative expense increased due to higher demand creation and operating overhead expenses. The increase in demand creation expense was driven by higher advertising and marketing expenses, as well as higher costs for retail brand presentation, while operating overhead expense grew primarily due to investments in our NIKE Direct business.
Reported EBIT increased 3% for the first six months of fiscal 2018, driven by strong revenue growth and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 330 basis points as higher full-price ASP was more than offset by lower off-price margin, primarily through our NIKE Direct business, and unfavorable standard foreign currency exchange rates. Selling and administrative expense increased due to growth in demand creation expense primarily resulting from higher retail brand presentation costs, as well as higher operating overhead expense largely reflecting continued investments in our NIKE Direct business.

Asia Pacific & Latin America

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$873	$818	7%	9%	$1,700	$1,605	6%	8%
Apparel	342	319	7%	10%	643	598	8%	10%
Equipment	58	69	-16%	-15%	119	134	-11%	-10%
TOTAL REVENUES	$1,273	$1,206	6%	8%	$2,462	$2,337	5%	7%
Revenues by:
Sales to Wholesale Customers	$960	$936	3%	5%	$1,849	$1,823	1%	3%
Sales through NIKE Direct	313	270	16%	19%	613	514	19%	22%
TOTAL REVENUES	$1,273	$1,206	6%	8%	$2,462	$2,337	5%	7%
EARNINGS BEFORE INTEREST AND TAXES	$291	$266	9%		$551	$475	16%
On a currency-neutral basis, Asia Pacific & Latin America revenues for the second quarter and first six months of fiscal 2018 increased 8% and 7%, respectively, driven by higher revenues in most territories. Territory revenue growth was led by SOCO (which comprises Argentina, Uruguay and Chile), Korea and Mexico, which increased 11%, 15% and 21%, respectively, for the second quarter of fiscal 2018, and 14%, 14% and 20%, respectively, for the first six months of fiscal 2018. On a category basis, revenues for both periods increased in all key categories, led by Sportswear. NIKE Direct revenues increased 19% and 22% for the second quarter and first six months of fiscal 2018, respectively, fueled by strong comparable store sales growth of 15% and 17% for the respective periods, as well as digital commerce sales growth and the addition of new stores.
The increase in currency-neutral footwear revenues for the second quarter and first six months of fiscal 2018 was attributable to growth in nearly all key categories, led by Sportswear. Unit sales of footwear increased approximately 7% and 6% for the second quarter and first six months of fiscal 2018, respectively, while higher ASP per pair contributed approximately 2 percentage points of footwear revenue growth for both periods. Higher ASP per pair for both periods was primarily a result of higher off-price ASP, with higher full-price ASP also favorably impacting second quarter revenue growth.
Currency-neutral growth in apparel revenues for the second quarter and first six months of fiscal 2018 was driven by higher revenues in every key category, most notably Sportswear and, to a lesser extent, Men’s Training and NIKE Basketball. Second quarter unit sales of apparel increased approximately 7% and higher ASP per unit contributed approximately 3 percentage points of apparel revenue growth, primarily due to higher full-price and off-price ASPs. For the first six months of fiscal 2018, unit sales of apparel increased approximately 8%, while higher ASP per unit contributed approximately 2 percentage points of apparel revenue growth, primarily driven by higher off-price ASP.
On a reported basis, EBIT increased 9% for the second quarter of fiscal 2018 as revenue growth and selling and administrative expense leverage more than offset slight gross margin contraction. Gross margin declined 10 basis points as higher full-price ASP and favorable standard foreign currency exchange rates were more than offset by higher product costs. Selling and administrative expense increased slightly as lower demand creation expense was more than offset by higher operating overhead expense. The decrease in demand creation expense was primarily attributable to lower marketing and sports marketing costs, while operating overhead expense increased as a result of investments in our growing NIKE Direct business.
For the first six months of fiscal 2018, reported EBIT increased 16% as revenue growth and lower selling and administrative expense more than offset lower gross margin. Gross margin contracted 40 basis points as favorable standard foreign currency exchange rates, higher full-price ASP and lower other costs were more than offset by higher product costs and unfavorable off-price margin, including through NIKE Direct. Selling and administrative expense decreased as significantly lower demand creation expense more than offset higher operating overhead expense. The decrease in demand creation expense was primarily attributable to lower marketing costs as a result of prior year investments to support the Rio Olympics, as well as lower sports marketing costs. Operating overhead expense increased primarily as a result of continued investments in our growing NIKE Direct business.

Global Brand Divisions

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues	$23	$21	10%	19%	$43	$36	19%	17%
(Loss) Before Interest and Taxes	$(602)	$(619)	-3%		$(1,277)	$(1,390)	-8%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes decreased 3% for the second quarter of fiscal 2018 primarily due to improved gross margin as selling and administrative expense was flat. Demand creation expense increased due to higher sports marketing costs, but was offset by lower operating overhead expense primarily due to lower wage-related costs.
Global Brand Divisions’ loss before interest and taxes decreased 8% for the first six months of fiscal 2018 as a result of lower demand creation and operating overhead expenses. Demand creation expense decreased as higher sports marketing costs were more than offset by lower advertising expenses in the second quarter of fiscal 2018, largely resulting from investments in the prior year to support the Rio Olympics and the European Football Championship. Operating overhead expense also decreased primarily as a result of lower wage-related costs.
Converse

	Three Months Ended November 30,				Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	% Change Excluding Currency Changes	2017	2016	% Change	% Change Excluding Currency Changes
Revenues	$408	$416	-2%	-4%	$891	$990	-10%	-11%
Earnings Before Interest and Taxes	$48	$78	-38%		$137	$231	-41%
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
On a currency-neutral basis, revenues for Converse declined 4% and 11% for the second quarter and first six months of fiscal 2018, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) declined 7% and 13% for the second quarter and first six months of fiscal 2018, respectively, reducing total Converse revenues by approximately 7 and 12 percentage points, respectively. Comparable direct distribution market unit sales decreased approximately 12% and 15% for the second quarter and first six months of fiscal 2018, respectively, while higher ASP per unit contributed approximately 5 and 2 percentage points, respectively, of direct distribution markets revenue growth. On a territory basis, the decrease in comparable direct distribution markets revenues for the second quarter and first six months of fiscal 2018 was primarily attributable to lower revenues in the United States, reflecting reduced consumer demand and efforts to manage inventory levels in the marketplace. The declines in the United States were partially offset by revenue growth in China. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 4 and 2 percentage points for the second quarter and first six months of fiscal 2018, respectively, primarily driven by the market transition in Italy in the third quarter of fiscal 2017. Revenues from comparable licensed markets decreased 11% and 14% for the second quarter and first six months of fiscal 2018, respectively, reducing total Converse revenues by approximately 1 percentage point for both periods, driven by lower revenues in Latin America.
Reported EBIT for Converse declined 38% and 41% for the second quarter and first six months of fiscal 2018, respectively, driven for both periods by lower reported revenues, higher selling and administrative expense and, to a lesser extent, gross margin contraction. For the second quarter and first six months of fiscal 2018, gross margin declined 40 and 80 basis points, respectively, as the favorable impact on full-price ASP from the market transition in Italy was more than offset by higher product costs, growth in warehousing costs and lower margin in our direct to consumer business. For both the second quarter and the first six months of fiscal 2018, selling and administrative expense increased due to higher demand creation and operating overhead expense. For both periods, higher demand creation expense was due to increased marketing and advertising support for initiatives to drive growth, and higher operating overhead expense was primarily a result of higher wage-related costs, as well as continued investment in our direct to consumer business.

Corporate

	Three Months Ended November 30,			Six Months Ended November 30,
(Dollars in millions)	2017	2016	% Change	2017	2016	% Change
Revenues	$10	$40	—	$12	$68	—
(Loss) Before Interest and Taxes	$(343)	$(196)	75%	$(776)	$(359)	116%
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
Corporate’s loss before interest and taxes increased $147 million and $417 million for the second quarter and first six months of fiscal 2018, respectively, primarily due to the following:

•
a detrimental change of $72 million and $151 million for the second quarter and first six months of fiscal 2018, respectively, related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•
a detrimental change in net foreign currency gains and losses of $39 million and $117 million for the second quarter and first six months of fiscal 2018, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other expense (income), net; and

•
an unfavorable change of $36 million and $149 million for the second quarter and first six months of fiscal 2018, respectively, largely due to higher operating overhead expense, primarily driven by higher one-time wage-related costs associated with our organizational realignment.

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

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $97 million and a detriment of approximately $95 million for the three months ended November 30, 2017 and 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $16 million and a detriment of approximately $22 million for the three months ended November 30, 2017 and 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $61 million and a detriment of approximately $280 million for the six months ended November 30, 2017 and 2016, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $6 million and a detriment of approximately $48 million for the six months ended November 30, 2017 and 2016, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other expense (income), net had an unfavorable impact of approximately $24 million and $112 million on our Income before income taxes for the three and six months ended November 30, 2017, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of November 30, 2017 and 2016. There were no cash flows from net investment hedge settlements for the three and six months ended November 30, 2017 and 2016.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $1,898 million for the first six months of fiscal 2018 compared to $1,770 million for the first six months of fiscal 2017. Net income, adjusted for non-cash items, generated $2,046 million of operating cash flows for the first six months of fiscal 2018 compared to $2,456 million for the first six months of fiscal 2017. Changes in working capital for the first six months of fiscal 2018 resulted in a cash outflow of $148 million compared to an outflow of $686 million for the first six months of fiscal 2017. The reduced working capital outflow was largely driven by a reduction in accounts receivable primarily due to the timing of revenues compared to the prior year. Cash provided by operations was also impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first six months of fiscal 2018, we were required to post cash collateral of $127 million, as compared to receiving cash collateral of $264 million during the first six months of fiscal 2017. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional detail.
Cash (used) provided by investing activities was a $226 million use of cash for the first six months of fiscal 2018 compared to a $236 million source of cash for the first six months of fiscal 2017. The primary driver of the increased use of cash was a decrease in net sales/maturities of short-term investments (including sales, maturities and purchases) to $271 million for the first six months of fiscal 2018 from $789 million for the first six months of fiscal 2017.
Cash used by financing activities was $1,214 million for the first six months of fiscal 2018 compared to $766 million for the first six months of fiscal 2017. The increase in Cash used by financing activities was primarily driven by the issuance of long-term debt in the first six months of fiscal 2017, which did not recur in fiscal 2018. This decrease in cash was partially offset by an increase in notes payable, due to the issuance of commercial paper, and lower share repurchases during the first six months of fiscal 2018 compared to the first six months of fiscal 2017.
During the first six months of fiscal 2018, we repurchased 32.0 million shares of NIKE’s Class B Common Stock for $1,751 million (an average price of $54.73 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of November 30, 2017, we had repurchased 111.8 million shares at a cost of approximately $6,189 million (an average price of $55.37 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the six months ended November 30, 2017, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this committed revolving credit facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of November 30, 2017, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended November 30, 2017, the maximum amount of commercial paper borrowings outstanding at any point was $1.4 billion. As of November 30, 2017, there were $1.2 billion of outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2018 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
As of November 30, 2017, we had cash, cash equivalents and short-term investments totaling $6.4 billion, of which $5.7 billion was held by our foreign subsidiaries. Cash equivalents and Short-term investments consist primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of November 30, 2017, the average duration of our cash equivalents and short-term investments portfolio was 67 days.
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
We utilize a variety of strategies to manage our worldwide cash and deploy funds to locations where they are needed. We have routinely repatriated a portion of our foreign earnings and provided for U.S. taxes as applicable. We have also indefinitely reinvested a significant portion of our foreign earnings. As a result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017, funds from foreign earnings that have been indefinitely reinvested will now be subject to a one-time transition tax. While our current plans do not demonstrate a need to repatriate these earnings, we will reevaluate the most efficient means of deploying our capital globally.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
Off-Balance Sheet Arrangements
As of November 30, 2017, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of November 30, 2017.
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

Special Note Regarding Forward-Looking
Statements and Analyst Reports
Certain written and oral statements, other than purely historic information, including estimates, projections, statements relating to NIKE’s business plans, objectives and expected operating results and the assumptions upon which those statements are based, made or incorporated by reference from time to time by NIKE or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences or otherwise, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Certain factors, including various risks and uncertainties, may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by NIKE with the Securities and Exchange Commission, including reports filed on Forms 8-K, 10-Q and 10-K, and include, among others, the following: international, national and local general economic and market conditions; the size and growth of the overall athletic footwear, apparel and equipment markets; intense competition among designers, marketers, distributors and sellers of athletic footwear, apparel and equipment for consumers and endorsers; demographic changes; changes in consumer preferences; popularity of particular designs, categories of products and sports; seasonal and geographic demand for NIKE products; difficulties in anticipating or forecasting changes in consumer preferences, consumer demand for NIKE products and the various market factors described above; difficulties in implementing, operating and maintaining NIKE’s increasingly complex information systems and controls, including, without limitation, the systems related to demand and supply planning and inventory control; interruptions in data and information technology systems; consumer data security; fluctuations and difficulty in forecasting operating results, due to, among other factors, the timing of at-once orders and discounts, order cancellations and returns, and increasing online and mobile commercial activity; the ability of NIKE to sustain, manage or forecast its growth and inventories; the size, timing and mix of purchases of NIKE’s products; increases in the cost of materials, labor and energy used to manufacture products, new product development and introduction; the ability of NIKE to secure and protect trademarks, patents and other intellectual property; product performance and quality; customer service; adverse publicity; the loss of significant customers or suppliers; dependence on distributors and licensees; business disruptions; increased costs of freight and transportation to meet delivery deadlines; increases in borrowing costs due to any decline in NIKE’s debt ratings; changes in business strategy or development plans; general risks associated with doing business outside the United States, including, without limitation, exchange rate fluctuations, import duties, tariffs, quotas, political and economic instability and terrorism; changes in government regulations; the impact of, including business and legal developments relating to, climate change; natural disasters; liability and other claims asserted against NIKE; the ability to attract and retain qualified personnel; the effects of NIKE’s decision to invest in or divest of businesses; the impact of the implementation of the Tax Cuts and Jobs Act on our business and results of operations; and other factors referenced or incorporated by reference in this report and other reports.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of November 30, 2017, the Company had repurchased 111.8 million shares at an average price of $55.37 per share for a total approximate cost of $6.2 billion under this program. We intend to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended November 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 1 — September 30, 2017	5,397,111	$53.07	5,397,111	$6,427
October 1 — October 31, 2017	6,977,445	$52.58	6,977,445	$6,060
November 1 — November 30, 2017	4,370,700	$56.91	4,370,700	$5,811
	16,745,256	$53.87	16,745,256

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 21, 2016).

31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith

EXHIBIT INDEX

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
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
DATED: January 5, 2018