Form 10-Q
period 2018-02-28
NIKE INC
filed 2018-04-05
CIK 320187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Shares of Common Stock outstanding as of April 2, 2018 were:

Class A	329,065,752
Class B	1,282,693,640
1,611,759,392

NIKE, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

NIKE, Inc. Unaudited Condensed Consolidated Balance Sheets

	February 28,	May 31,
(In millions)	2018	2017
ASSETS
Current assets:
Cash and equivalents	$3,662	$3,808
Short-term investments	1,089	2,371
Accounts receivable, net	3,792	3,677
Inventories	5,366	5,055
Prepaid expenses and other current assets	1,446	1,150
Total current assets	15,355	16,061
Property, plant and equipment, net	4,298	3,989
Identifiable intangible assets, net	282	283
Goodwill	139	139
Deferred income taxes and other assets	2,478	2,787
TOTAL ASSETS	$22,552	$23,259
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6	$6
Notes payable	11	325
Accounts payable	1,961	2,048
Accrued liabilities	3,727	3,011
Income taxes payable	78	84
Total current liabilities	5,783	5,474
Long-term debt	3,469	3,471
Deferred income taxes and other liabilities	3,518	1,907
Commitments and contingencies (Note 12)
Redeemable preferred stock	—	—
Shareholders’ equity:
Common stock at stated value:
Class A convertible — 329 and 329 shares outstanding	—	—
Class B — 1,290 and 1,314 shares outstanding	3	3
Capital in excess of stated value	9,325	8,638
Accumulated other comprehensive loss	(624)	(213)
Retained earnings	1,078	3,979
Total shareholders’ equity	9,782	12,407
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,552	$23,259
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2018	2017	2018	2017
Revenues	$8,984	$8,432	$26,608	$25,673
Cost of sales	5,046	4,682	15,030	14,184
Gross profit	3,938	3,750	11,578	11,489
Demand creation expense	862	749	2,594	2,552
Operating overhead expense	1,905	1,747	5,797	5,346
Total selling and administrative expense	2,767	2,496	8,391	7,898
Interest expense (income), net	13	19	42	41
Other (income) expense, net	(1)	(88)	35	(168)
Income before income taxes	1,159	1,323	3,110	3,718
Income tax expense	2,080	182	2,314	486
NET (LOSS) INCOME	$(921)	$1,141	$796	$3,232

(Loss) earnings per common share:
Basic	$(0.57)	$0.69	$0.49	$1.95
Diluted	$(0.57)	$0.68	$0.48	$1.91

Dividends declared per common share	$0.20	$0.18	$0.58	$0.52
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
Net (loss) income	$(921)	$1,141	$796	$3,232
Other comprehensive (loss) income, net of tax:
Change in net foreign currency translation adjustment	51	12	65	1
Change in net gains (losses) on cash flow hedges	(107)	(175)	(494)	(92)
Change in net gains (losses) on other	2	(7)	1	2
Total other comprehensive (loss) income, net of tax	(54)	(170)	(428)	(89)
TOTAL COMPREHENSIVE (LOSS) INCOME	$(975)	$971	$368	$3,143
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

NIKE, Inc. Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended February 28,
(In millions)	2018	2017
Cash provided by operations:
Net income	$796	$3,232
Income charges (credits) not affecting cash:
Depreciation	551	521
Deferred income taxes	564	(199)
Stock-based compensation	158	162
Amortization and other	23	7
Net foreign currency adjustments	(130)	(90)
Changes in certain working capital components and other assets and liabilities:
Decrease (increase) in accounts receivable	3	(546)
(Increase) in inventories	(245)	(157)
(Increase) in prepaid expenses and other current and non-current assets	(474)	(152)
Increase in accounts payable, accrued liabilities and other current and non-current liabilities	1,439	106
Cash provided by operations	2,685	2,884
Cash provided (used) by investing activities:
Purchases of short-term investments	(3,644)	(4,029)
Maturities of short-term investments	3,101	2,433
Sales of short-term investments	1,797	1,905
Additions to property, plant and equipment	(728)	(776)
Disposals of property, plant and equipment	—	13
Other investing activities	—	(34)
Cash provided (used) by investing activities	526	(488)
Cash used by financing activities:
Net proceeds from long-term debt issuance	—	1,482
Long-term debt payments, including current portion	(4)	(43)
(Decrease) increase in notes payable	(314)	24
Payments on capital lease and other financing obligations	(16)	(14)
Proceeds from exercise of stock options and other stock issuances	554	339
Repurchase of common stock	(2,694)	(2,429)
Dividends — common and preferred	(920)	(834)
Tax payments for net share settlement of equity awards	(54)	(8)
Cash used by financing activities	(3,448)	(1,483)
Effect of exchange rate changes on cash and equivalents	91	(30)
Net (decrease) increase in cash and equivalents	(146)	883
Cash and equivalents, beginning of period	3,808	3,138
CASH AND EQUIVALENTS, END OF PERIOD	$3,662	$4,021
Supplemental disclosure of cash flow information:
Non-cash additions to property, plant and equipment	$190	$248
Dividends declared and not paid	324	303
The accompanying Notes to the Unaudited Condensed Consolidated Financial Statements are an integral part of this statement.

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies
Basis of Presentation
The Unaudited Condensed Consolidated Financial Statements include the accounts of NIKE, Inc. and its subsidiaries (the “Company”) and reflect all normal adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the interim period. The year-end Condensed Consolidated Balance Sheet data as of May 31, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The interim financial information and notes thereto should be read in conjunction with the Company’s latest Annual Report on Form 10-K. The results of operations for the three and nine months ended February 28, 2018 are not necessarily indicative of results to be expected for the entire year.
Reclassifications
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation, including reclassified geographic operating segment data to reflect the changes in the Company’s operating structure, which became effective on June 1, 2017. Refer to Note 11 — Operating Segments for additional information.
Recently Adopted Accounting Standards
In February 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The standard allows for reclassification of stranded tax effects on items resulting from the Tax Cuts and Jobs Act (the “Tax Act”) from Accumulated other comprehensive income to Retained earnings. Tax effects unrelated to the Tax Act are released from Accumulated other comprehensive income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
The Company early adopted the ASU in the third quarter of fiscal 2018. As a result of the adoption, during the third quarter and first nine months of fiscal 2018, Retained earnings decreased by $17 million, with a corresponding increase to Accumulated other comprehensive income due to the reduction in the corporate tax rate from 35% to 21%. Refer to Note 6 — Income Taxes for additional information about the Tax Act.
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes how companies account for certain aspects of share-based payment awards to employees. The Company adopted the ASU in the first quarter of fiscal 2018. The updated guidance requires excess tax benefits and deficiencies from share-based payment awards to be recorded in income tax expense in the income statement. Previously, excess tax benefits and deficiencies were recognized in shareholders’ equity on the balance sheet. This change is required to be applied prospectively. During the third quarter and first nine months of fiscal 2018, the Company recognized $72 million and $194 million, respectively, of excess tax benefits related to share-based payment awards in Income tax expense in the Unaudited Condensed Consolidated Statements of Income.
Additionally, ASU 2016-09 modified the classification of certain share-based payment activities within the statement of cash flows, which the Company applied retrospectively. As a result, for the nine months ended February 28, 2017, the Company reclassified a cash inflow of $125 million related to excess tax benefits from share-based payment awards from Cash used by financing activities to Cash provided by operations, and reclassified a cash outflow of $8 million related to tax payments for the net settlement of share-based payment awards from Cash provided by operations to Cash used by financing activities within the Unaudited Condensed Consolidated Statements of Cash Flows.
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
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The updated guidance requires companies to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Income tax effects of intra-entity transfers of inventory will continue to be deferred until the inventory has been sold to a third party. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of applying the new standard recognized in retained earnings at the date of adoption. Although the final impact is subject to change, if adopted at February 28, 2018, the ASU would have resulted in a reduction to Retained earnings through a cumulative effect adjustment of approximately $520 million.
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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which replaces existing revenue recognition guidance. The updated guidance requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company will adopt the standard on June 1, 2018, using a modified retrospective approach, with the cumulative effect of initially applying the standard recognized in retained earnings at the date of adoption.
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

Note 2 — Inventories
Inventory balances of $5,366 million and $5,055 million at February 28, 2018 and May 31, 2017, respectively, were substantially all finished goods.

Note 3 — Accrued Liabilities
Accrued liabilities included the following:

	As of February 28,	As of May 31,
(In millions)	2018	2017
Compensation and benefits, excluding taxes	$886	$871
Fair value of derivatives	539	168
Endorsement compensation	354	396
Dividends payable	324	300
Import and logistics costs	293	257
Taxes other than income taxes payable	244	196
Advertising and marketing	182	125
Other(1)	905	698
TOTAL ACCRUED LIABILITIES	$3,727	$3,011

(1)	Other consists of various accrued expenses with no individual item accounting for more than 5% of the total Accrued liabilities balance at February 28, 2018 and May 31, 2017.

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

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis as of February 28, 2018 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2018
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$620	$620	$—	$—
Level 1:
U.S. Treasury securities	865	150	715	—
Level 2:
Time deposits	773	769	4	—
U.S. Agency securities	45	—	45	—
Commercial paper and bonds	477	152	325	—
Money market funds	1,971	1,971	—	—
Total Level 2:	3,266	2,892	374	—
Level 3:
Non-marketable preferred stock	11	—	—	11
TOTAL	$4,762	$3,662	$1,089	$11

	As of May 31, 2017
(In millions)	Assets at Fair Value	Cash and Equivalents	Short-term Investments	Other Long-term Assets
Cash	$505	$505	$—	$—
Level 1:
U.S. Treasury securities	1,545	159	1,386	—
Level 2:
Time deposits	813	769	44	—
U.S. Agency securities	522	150	372	—
Commercial paper and bonds	820	251	569	—
Money market funds	1,974	1,974	—	—
Total Level 2:	4,129	3,144	985	—
Level 3:
Non-marketable preferred stock	10	—	—	10
TOTAL	$6,189	$3,808	$2,371	$10
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

The following tables present information about the Company’s derivative assets and liabilities measured at fair value on a recurring basis as of February 28, 2018 and May 31, 2017, and indicate the level in the fair value hierarchy in which the Company classifies the fair value measurement.

	As of February 28, 2018
	Derivative Assets			Derivative Liabilities
(In millions)	Assets at Fair Value	Other Current Assets	Other Long-term Assets	Liabilities at Fair Value	Accrued Liabilities	Other Long-term Liabilities
Level 2:
Foreign exchange forwards and options(1)	$83	$65	$18	$648	$536	$112
Embedded derivatives	13	2	11	8	3	5
TOTAL	$96	$67	$29	$656	$539	$117

(1)
If the foreign exchange derivative instruments had been netted on the Unaudited Condensed Consolidated Balance Sheets, the asset and liability positions each would have been reduced by $83 million as of February 28, 2018. As of that date, the Company had posted $354 million of cash collateral to various counterparties related to foreign exchange derivative instruments. No amount of collateral was received on the Company’s derivative asset balance as of February 28, 2018.

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

Available-for-sale securities comprise investments in U.S. Treasury and Agency securities, time deposits, money market funds, corporate commercial paper and bonds. These securities are valued using market prices in both active markets (Level 1) and less active markets (Level 2). As of February 28, 2018, the Company held $1,057 million of available-for-sale securities with maturity dates within one year and $32 million with maturity dates over one year and less than five years within Short-term investments on the Unaudited Condensed Consolidated Balance Sheets. The gross realized gains and losses on sales of available-for-sale securities were immaterial for the three and nine months ended February 28, 2018 and 2017. Unrealized gains and losses on available-for-sale securities included in Accumulated other comprehensive income were immaterial as of February 28, 2018 and May 31, 2017. The Company regularly reviews its available-for-sale securities for other-than-temporary impairment. For the nine months ended February 28, 2018 and 2017, the Company did not consider any of its securities to be other-than-temporarily impaired and, accordingly, did not recognize any impairment losses.
Included in Interest expense (income), net for the three months ended February 28, 2018 and 2017 was interest income related to the Company’s available-for-sale securities of $12 million and $8 million, respectively, and $36 million and $17 million for the nine months ended February 28, 2018 and 2017, respectively.
The Company’s Level 3 assets comprise investments in certain non-marketable preferred stock. These Level 3 investments are an immaterial portion of the Company’s portfolio. Changes in Level 3 investment assets were immaterial during the nine months ended February 28, 2018 and the fiscal year ended May 31, 2017.
No transfers among levels within the fair value hierarchy occurred during the nine months ended February 28, 2018 and the fiscal year ended May 31, 2017.
For additional information related to the Company’s derivative financial instruments, refer to Note 9 — Risk Management and Derivatives. The carrying amounts of other current financial assets and other current financial liabilities approximate fair value.
As of February 28, 2018 and May 31, 2017, assets or liabilities that were required to be measured at fair value on a non-recurring basis were immaterial.
Financial Assets and Liabilities Not Recorded at Fair Value
The Company’s Long-term debt is recorded at adjusted cost, net of unamortized premiums, discounts and debt issuance costs. The fair value of Long-term debt is estimated based upon quoted prices for similar instruments or quoted prices for identical instruments in inactive markets (Level 2). The fair value of the Company’s Long-term debt, including the current portion, was approximately $3,327 million at February 28, 2018 and $3,401 million at May 31, 2017.
For fair value information regarding Notes payable, refer to Note 5 — Short-Term Borrowings and Credit Lines.

Note 5 — Short-Term Borrowings and Credit Lines
As of February 28, 2018, the Company had no outstanding borrowings under its $2 billion commercial paper program. As of May 31, 2017, $325 million of commercial paper was outstanding at a weighted average interest rate of 0.86%. These borrowings are included within Notes payable.
Due to the short-term nature of the borrowings, the carrying amounts reflected on the Unaudited Condensed Consolidated Balance Sheets for Notes payable approximate fair value.

Note 6 — Income Taxes
The effective tax rate was 74.4% for the nine months ended February 28, 2018 compared to 13.1% for the nine months ended February 28, 2017. The increase in the Company’s effective tax rate was due to the impact of the Tax Cuts and Jobs Act (the “Tax Act”), which included additional income tax expense of $2,030 million in the third quarter of fiscal 2018. The effective tax rate also reflected the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018.
Tax Act
On December 22, 2017, the United States enacted the Tax Cuts and Jobs Act, which significantly changes previous U.S. tax laws, including provisions for a one-time transition tax on deemed repatriation of undistributed foreign earnings, a reduction in the corporate tax rate from 35% to 21%, as well as other changes. Under U.S. GAAP, accounting for the effect of tax legislation is required in the period of enactment. For fiscal 2018, the change in the corporate tax rate, effective January 1, 2018, results in a blended U.S. federal statutory rate for the Company of approximately 29%. The Tax Act also includes provisions that are not yet effective for the Company, including a provision to tax global intangible low-taxed income (GILTI) of foreign subsidiaries, which will be effective for the Company beginning June 1, 2018. In accordance with U.S. GAAP, the Company has made an accounting policy election to treat taxes due under the GILTI provision as a current period expense.
Income tax expense for the nine months ended February 28, 2018 includes provisional expense of $2,030 million, which consists primarily of $2,010 million for the one-time transition tax on the deemed repatriation of undistributed foreign earnings, and $107 million resulting from the impact of changes in the tax rate, primarily on the remeasurement of deferred tax assets and liabilities. The remaining provisions of the Tax Act did not have a material impact on the Company’s Unaudited Condensed Consolidated Financial Statements upon enactment.
In accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 118 (“SAB 118”), the provisional amounts recorded represent reasonable estimates of the effects of the Tax Act for which the analysis is not yet complete. As the Company completes its analysis of the Tax Act, including collecting, preparing and analyzing necessary information, performing and refining calculations and obtaining additional guidance from the U.S. Internal Revenue Services (IRS), U.S. Treasury Department, FASB or other standard setting and regulatory bodies on the Tax Act, it may record adjustments to the provisional amounts, which may be material. In accordance with SAB 118, the Company’s accounting for the tax effects of the Tax Act will be completed during the measurement period, which should not extend beyond one year from the enactment date. At February 28, 2018, there were no provisions for which the Company was unable to record a reasonable estimate of the impact.
Transition Tax
The Company recorded a provisional expense of $2,010 million related to the one-time transition tax on the deemed repatriation of undistributed foreign earnings. The transition tax is based on the Company’s estimated total post-1986 undistributed foreign earnings at a tax rate of 15.5% for foreign cash and certain other specified assets, and 8% on the remaining earnings. The actual transition tax due will be based on actual undistributed foreign earnings and cash and certain other specified assets as of the required measurement date, which could materially affect the amount of the transition tax. The Company expects to pay the transition tax in installments over an eight-year period. Accordingly, the non-current portion of the provisional expense for the transition tax of $1,242 million, net of applicable foreign tax credits the Company expects to utilize, has been recorded in Deferred income taxes and other liabilities on the Unaudited Condensed Consolidated Balance Sheets.
Prior to the enactment of the Tax Act, the Company regularly determined certain foreign earnings to be indefinitely reinvested outside the United States. Following enactment of the Tax Act, the Company no longer considers any historical or future earnings to be indefinitely reinvested with its foreign subsidiaries.
Impact of Changes in the Tax Rate
As a result of the reduction in the corporate tax rate from 35% to 21%, the Company recorded a net provisional expense of $107 million for the impact of changes in the tax rate, primarily on deferred tax assets and liabilities. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to be realized. The total provisional expense recorded during the period for the remeasurement of deferred tax assets and liabilities was $149 million. This was partially offset by a $42 million tax benefit for the reduction in the tax rate applied to current year earnings. These amounts may be adjusted to the extent that actual operating results differ from the Company’s current estimates.
Other Tax Matters
As of February 28, 2018, total gross unrecognized tax benefits, excluding related interest and penalties, were $718 million, $504 million of which would affect the Company’s effective tax rate if recognized in future periods. The Company’s total gross unrecognized tax benefits, excluding related interest and penalties, as of February 28, 2018, and the portion that would affect the effective tax rate if recognized in future periods, were impacted by the enactment of the Tax Act. As of May 31, 2017, total gross unrecognized tax benefits, excluding related interest and penalties, were $461 million. The liability for payment of interest and penalties decreased $25 million during the nine months ended February 28, 2018. As of February 28, 2018 and May 31, 2017, accrued interest and penalties related to uncertain tax positions were $146 million and $171 million, respectively (excluding federal benefit).
The Company is subject to taxation in the United States, as well as various state and foreign jurisdictions. The Company has closed all U.S. federal income tax matters through fiscal 2014, with the exception of certain transfer pricing adjustments. The Company is currently under audit by the IRS for fiscal 2015 and 2016.

The Company’s major foreign jurisdictions, China and the Netherlands, have concluded substantially all income tax matters through calendar 2007 and fiscal 2011, respectively. Although the timing of resolution of audits is not certain, the Company evaluates all domestic and foreign audit issues in the aggregate, along with the expiration of applicable statutes of limitations, and estimates that it is reasonably possible the total gross unrecognized tax benefits could decrease by up to $126 million within the next 12 months.

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
The following table summarizes the Company’s total stock-based compensation expense recognized in Cost of sales or Operating overhead expense, as applicable:

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
Stock options(1)	$38	$35	$110	$110
ESPPs	7	7	24	27
Restricted stock	10	9	24	25
TOTAL STOCK-BASED COMPENSATION EXPENSE	$55	$51	$158	$162

(1)
Expense for stock options includes the expense associated with stock appreciation rights. Accelerated stock option expense is recorded for employees eligible for accelerated stock option vesting upon retirement. Accelerated stock option expense was $6 million and $3 million for the three months ended February 28, 2018 and 2017, respectively, and $14 million and $11 million for the nine months ended February 28, 2018 and 2017, respectively.

As of February 28, 2018, the Company had $234 million of unrecognized compensation costs from stock options, net of estimated forfeitures, to be recognized in Cost of sales or Operating overhead expense, as applicable, over a weighted average remaining period of 2.2 years.
The weighted average fair value per share of the options granted during the nine months ended February 28, 2018 and 2017, computed as of the grant date using the Black-Scholes pricing model, was $9.82 and $9.38, respectively. The weighted average assumptions used to estimate these fair values were as follows:

	Nine Months Ended February 28,
	2018	2017
Dividend yield	1.2%	1.1%
Expected volatility	16.4%	17.4%
Weighted average expected life (in years)	6.0	6.0
Risk-free interest rate	2.0%	1.3%
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

Note 8 — Earnings Per Share
The following is a reconciliation from basic earnings per common share to diluted earnings per common share. As a result of the net loss incurred for the three months ended February 28, 2018, all outstanding options, including shares under ESPPs, to purchase common stock, and other awards of common stock have been excluded from the computation of diluted earnings per common share because the inclusion of the shares would have been anti-dilutive. Additionally, 42.9 million options for the nine months ended February 28, 2018, and 31.1 million and 31.0 million options for the three and nine months ended February 28, 2017, respectively, have been excluded from the computations of diluted earnings per common share because the options were anti-dilutive.

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions, except per share data)	2018	2017	2018	2017
Determination of shares:
Weighted average common shares outstanding	1,623.5	1,653.1	1,629.9	1,661.5
Assumed conversion of dilutive stock options and awards	—	33.2	35.8	34.9
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	1,623.5	1,686.3	1,665.7	1,696.4

(Loss) earnings per common share:
Basic	$(0.57)	$0.69	$0.49	$1.95
Diluted	$(0.57)	$0.68	$0.48	$1.91

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
The majority of derivatives outstanding as of February 28, 2018 are designated as foreign currency cash flow hedges, primarily for Euro/U.S. Dollar, Japanese Yen/U.S. Dollar and British Pound/Euro currency pairs. All derivatives are recognized on the Unaudited Condensed Consolidated Balance Sheets at fair value and classified based on the instrument’s maturity date.

The following table presents the fair values of derivative instruments included within the Unaudited Condensed Consolidated Balance Sheets as of February 28, 2018 and May 31, 2017. Refer to Note 4 — Fair Value Measurements for a description of how the financial instruments in the table below are valued.

	Derivative Assets			Derivative Liabilities
(In millions)	Balance Sheet Location	February 28, 2018	May 31, 2017	Balance Sheet Location	February 28, 2018	May 31, 2017
Derivatives formally designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	$42	$113	Accrued liabilities	$403	$59
Foreign exchange forwards and options	Deferred income taxes and other assets	18	13	Deferred income taxes and other liabilities	112	73
Total derivatives formally designated as hedging instruments		60	126		515	132
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	Prepaid expenses and other current assets	23	103	Accrued liabilities	133	107
Embedded derivatives	Prepaid expenses and other current assets	2	1	Accrued liabilities	3	2
Foreign exchange forwards and options	Deferred income taxes and other assets	—	2	Deferred income taxes and other liabilities	—	7
Embedded derivatives	Deferred income taxes and other assets	11	9	Deferred income taxes and other liabilities	5	6
Total derivatives not designated as hedging instruments		36	115		141	122
TOTAL DERIVATIVES		$96	$241		$656	$254
The following tables present the amounts affecting the Unaudited Condensed Consolidated Statements of Income for the three and nine months ended February 28, 2018 and 2017:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Three Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Three Months Ended February 28,
	2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$7	$5	Revenues	$9	$24
Foreign exchange forwards and options	(118)	(5)	Cost of sales	(41)	87
Foreign exchange forwards and options	—	(3)	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(47)	4	Other (income) expense, net	(15)	67
Interest rate swaps(2)	—	—	Interest expense (income), net	(1)	(2)
Total designated cash flow hedges	$(158)	$1		$(48)	$176

(1)
For the three months ended February 28, 2018 and 2017, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives(1)		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income(1)
	Nine Months Ended February 28,		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Nine Months Ended February 28,
	2018	2017		2018	2017
Derivatives designated as cash flow hedges:
Foreign exchange forwards and options	$26	$45	Revenues	$24	$96
Foreign exchange forwards and options	(382)	244	Cost of sales	(17)	260
Foreign exchange forwards and options	1	(1)	Total selling and administrative expense	—	—
Foreign exchange forwards and options	(169)	149	Other (income) expense, net	(33)	141
Interest rate swaps(2)	—	(54)	Interest expense (income), net	(5)	(2)
Total designated cash flow hedges	$(524)	$383		$(31)	$495

(1)
For the nine months ended February 28, 2018 and 2017, the amounts recorded in Other (income) expense, net as a result of hedge ineffectiveness and the discontinuance of cash flow hedges because the forecasted transactions were no longer probable of occurring were immaterial.

(2)
Gains and losses associated with terminated interest rate swaps, which were previously designated as cash flow hedges and recorded in Accumulated other comprehensive income, will be released through Interest expense (income), net over the term of the issued debt.

	Amount of Gain (Loss) Recognized in Income on Derivatives				Location of Gain (Loss) Recognized in Income on Derivatives
	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Foreign exchange forwards and options	$(101)	$(66)	$(270)	$101	Other (income) expense, net
Embedded derivatives	1	(1)	(3)	(2)	Other (income) expense, net
Cash Flow Hedges
All changes in fair value of derivatives designated as cash flow hedges, excluding any ineffective portion, are recorded in Accumulated other comprehensive income until Net income is affected by the variability of cash flows of the hedged transaction. Effective hedge results are classified within the Unaudited Condensed Consolidated Statements of Income in the same manner as the underlying exposure. The ineffective portion of the unrealized gains and losses on these contracts, if any, is recorded immediately in earnings. Derivative instruments designated as cash flow hedges must be discontinued when it is no longer probable the forecasted hedged transaction will occur in the initially identified time period. The gains and losses associated with discontinued derivative instruments that were in Accumulated other comprehensive income will be recognized immediately in Other (income) expense, net if it is probable the forecasted hedged transaction will not occur by the end of the initially identified time period or within an additional two-month period thereafter. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company will account for the derivative as an undesignated instrument as discussed below.
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
The Company’s policy permits the utilization of derivatives to reduce its foreign currency exposures where internal netting or other strategies cannot be effectively employed. Typically, the Company may enter into hedge contracts starting up to 12 to 24 months in advance of the forecasted transaction and may place incremental hedges up to 100% of the exposure by the time the forecasted transaction occurs. The total notional amount of outstanding foreign currency derivatives designated as cash flow hedges was $13.4 billion as of February 28, 2018.

As of February 28, 2018, $356 million of deferred net losses (net of tax) on both outstanding and matured derivatives in Accumulated other comprehensive income are expected to be reclassified to Net income during the next 12 months concurrent with the underlying hedged transactions also being recorded in Net income. Actual amounts ultimately reclassified to Net income are dependent on the exchange rates in effect when derivative contracts that are currently outstanding mature. As of February 28, 2018, the maximum term over which the Company was hedging exposures to the variability of cash flows for its forecasted transactions was 27 months.
Fair Value Hedges
The Company has, in the past, been exposed to the risk of changes in the fair value of certain fixed-rate debt attributable to changes in interest rates. Derivatives used by the Company to hedge this risk are receive-fixed, pay-variable interest rate swaps. All interest rate swaps designated as fair value hedges of the related long-term debt meet the shortcut method requirements under U.S. GAAP. Accordingly, changes in the fair values of the interest rate swaps are considered to exactly offset changes in the fair value of the underlying long-term debt. The Company recorded no ineffectiveness from its interest rate swaps designated as fair value hedges for the three and nine months ended February 28, 2018 or 2017. The Company had no interest rate swaps designated as fair value hedges as of February 28, 2018.
Net Investment Hedges
The Company has, in the past, hedged and may, in the future, hedge the risk of variability in foreign currency-denominated net investments in wholly-owned international operations. All changes in fair value of the derivatives designated as net investment hedges, except ineffective portions, are reported in Accumulated other comprehensive income along with the foreign currency translation adjustments on those investments. The ineffective portion of the unrealized gains and losses on these contracts, if any, are recorded immediately in earnings. The Company recorded no ineffectiveness from net investment hedges for the three and nine months ended February 28, 2018 or 2017. The Company had no outstanding net investment hedges as of February 28, 2018.
Undesignated Derivative Instruments
The Company may elect to enter into foreign exchange forwards to mitigate the change in fair value of specific assets and liabilities on the Unaudited Condensed Consolidated Balance Sheets and/or embedded derivative contracts. These undesignated instruments are recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, together with the re-measurement gain or loss from the hedged balance sheet position and/or embedded derivative contract. The total notional amount of outstanding undesignated derivative instruments was $7.1 billion as of February 28, 2018.
Embedded Derivatives
As part of the foreign currency adjustment program described above, an embedded derivative contract is created upon the factory’s acceptance of NIKE’s purchase order for currencies within the factory currency exposure indices that are neither the U.S. Dollar nor the local or functional currency of the factory. In addition, embedded derivative contracts are created when the Company enters into certain other contractual agreements which have payments that are indexed to currencies that are not the functional currency of either substantial party to the contracts. Embedded derivative contracts are treated as foreign currency forward contracts that are bifurcated from the related contract and recorded at fair value as a derivative asset or liability on the Unaudited Condensed Consolidated Balance Sheets with their corresponding change in fair value recognized in Other (income) expense, net, through the date the foreign currency fluctuations cease to exist.
As of February 28, 2018, the total notional amount of embedded derivatives outstanding was approximately $240 million.
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
The Company’s derivative contracts contain credit risk-related contingent features designed to protect against significant deterioration in counterparties’ creditworthiness and their ultimate ability to settle outstanding derivative contracts in the normal course of business. The Company’s bilateral credit-related contingent features generally require the owing entity, either the Company or the derivative counterparty, to post collateral for the portion of the fair value in excess of $50 million should the fair value of outstanding derivatives per counterparty be greater than $50 million. Additionally, a certain level of decline in credit rating of either the Company or the counterparty could also trigger collateral requirements. As of February 28, 2018, the Company was in compliance with all credit risk-related contingent features and had derivative instruments with credit risk-related contingent features in a net liability position of $565 million. Accordingly, the Company was required to post $354 million of cash collateral to various counterparties to its derivative contracts as a result of these contingent features. As of February 28, 2018, the Company had received no cash collateral from its counterparties to its derivative contracts (refer to Note 4 — Fair Value Measurements). The Company considers the impact of the risk of counterparty default to be immaterial.

Note 10 — Accumulated Other Comprehensive Income
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2018 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2017	$(177)	$(439)	$115	$(86)	$(587)
Other comprehensive (loss) income:
Other comprehensive gains (losses) before reclassifications(2)	51	(156)	—	(15)	(120)
Reclassifications to net income of previously deferred (gains) losses(3)	—	49	—	17	66
Total other comprehensive (loss) income	51	(107)	—	2	(54)
Reclassifications to retained earnings in accordance with ASU 2018-02(4)	24	(7)	—	—	17
Balance at February 28, 2018	$(102)	$(553)	$115	$(84)	$(624)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $2 million, $0 million, $0 million and $2 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $1 million, $0 million, $1 million and $2 million, respectively.

(4)	Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of ASU 2018-02 during the third quarter of fiscal 2018.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2017	$(191)	$(52)	$115	$(85)	$(213)
Other comprehensive (loss) income:
Other comprehensive gains (losses) before reclassifications(2)	65	(523)	—	(35)	(493)
Reclassifications to net income of previously deferred (gains) losses(3)	—	29	—	36	65
Total other comprehensive (loss) income	65	(494)	—	1	(428)
Reclassifications to retained earnings in accordance with ASU 2018-02(4)	24	(7)	—	—	17
Balance at February 28, 2018	$(102)	$(553)	$115	$(84)	$(624)

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $(23) million, $1 million, $0 million, $0 million and $(22) million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(2) million, $0 million, $1 million and $(1) million, respectively.

(4)	Refer to Note 1 — Summary of Significant Accounting Policies for additional information on the adoption of ASU 2018-02 during the third quarter of fiscal 2018.
The changes in Accumulated other comprehensive income, net of tax, for the three and nine months ended February 28, 2017 were as follows:

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at November 30, 2016	$(218)	$546	$115	$(44)	$399
Other comprehensive (loss) income:
Other comprehensive gains (losses) before reclassifications(2)	13	2	—	—	15
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(177)	—	(7)	(185)
Total other comprehensive (loss) income	12	(175)	—	(7)	(170)
Balance at February 28, 2017	$(206)	$371	$115	$(51)	$229

(1)
The accumulated foreign currency translation adjustment and net investment hedge gains/losses related to an investment in a foreign subsidiary are reclassified to Net income upon sale or upon complete or substantially complete liquidation of the respective entity.

(2)	Net of tax benefit (expense) of $0 million, $1 million, $0 million, $(1) million and $0 million, respectively.

(3)	Net of tax (benefit) expense of $0 million, $(1) million, $0 million, $2 million and $1 million, respectively.

(In millions)	Foreign Currency Translation Adjustment(1)	Cash Flow Hedges	Net Investment Hedges(1)	Other	Total
Balance at May 31, 2016	$(207)	$463	$115	$(53)	$318
Other comprehensive (loss) income:
Other comprehensive gains (losses) before reclassifications(2)	2	406	—	18	426
Reclassifications to net income of previously deferred (gains) losses(3)	(1)	(498)	—	(16)	(515)
Total other comprehensive (loss) income	1	(92)	—	2	(89)
Balance at February 28, 2017	$(206)	$371	$115	$(51)	$229

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
The following table summarizes the reclassifications from Accumulated other comprehensive income to the Unaudited Condensed Consolidated Statements of Income:

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
Gains (losses) on foreign currency translation adjustment	$—	$1	$—	$1	Other (income) expense, net
Total before tax	—	1	—	1
Tax (expense) benefit	—	—	—	—
Gain (loss) net of tax	—	1	—	1
Gains (losses) on cash flow hedges:
Foreign exchange forwards and options	$9	$24	$24	$96	Revenues
Foreign exchange forwards and options	(41)	87	(17)	260	Cost of sales
Foreign exchange forwards and options	(15)	67	(33)	141	Other (income) expense, net
Interest rate swaps	(1)	(2)	(5)	(2)	Interest expense (income), net
Total before tax	(48)	176	(31)	495
Tax (expense) benefit	(1)	1	2	3
Gain (loss) net of tax	(49)	177	(29)	498
Gains (losses) on other	(16)	9	(35)	17	Other (income) expense, net
Total before tax	(16)	9	(35)	17
Tax (expense) benefit	(1)	(2)	(1)	(1)
Gain (loss) net of tax	(17)	7	(36)	16
Total net gain (loss) reclassified for the period	$(66)	$185	$(65)	$515

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
The Company’s NIKE Direct operations are managed within each NIKE Brand geographic operating segment. Converse is also a reportable segment for the Company, and operates in one industry: the design, marketing, licensing and selling of casual sneakers, apparel and accessories.
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

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
REVENUES
North America	$3,571	$3,782	$10,980	$11,463
Europe, Middle East & Africa	2,299	1,925	6,776	5,979
Greater China	1,336	1,075	3,666	3,150
Asia Pacific & Latin America	1,268	1,122	3,730	3,459
Global Brand Divisions	21	19	64	55
Total NIKE Brand	8,495	7,923	25,216	24,106
Converse	483	498	1,374	1,488
Corporate	6	11	18	79
TOTAL NIKE, INC. REVENUES	$8,984	$8,432	$26,608	$25,673
EARNINGS BEFORE INTEREST AND TAXES
North America	$840	$980	$2,625	$2,896
Europe, Middle East & Africa	417	361	1,205	1,159
Greater China	496	381	1,268	1,127
Asia Pacific & Latin America	298	228	849	703
Global Brand Divisions	(649)	(598)	(1,926)	(1,988)
Total NIKE Brand	1,402	1,352	4,021	3,897
Converse	69	109	206	340
Corporate	(299)	(119)	(1,075)	(478)
Total NIKE, Inc. Earnings Before Interest and Taxes	1,172	1,342	3,152	3,759
Interest expense (income), net	13	19	42	41
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,159	$1,323	$3,110	$3,718

	As of February 28,	As of May 31,
(In millions)	2018	2017
ACCOUNTS RECEIVABLE, NET
North America	$1,594	$1,798
Europe, Middle East & Africa	929	690
Greater China	136	102
Asia Pacific & Latin America	734	693
Global Brand Divisions	101	86
Total NIKE Brand	3,494	3,369
Converse	274	297
Corporate	24	11
TOTAL ACCOUNTS RECEIVABLE, NET	$3,792	$3,677
INVENTORIES
North America	$2,242	$2,218
Europe, Middle East & Africa	1,457	1,327
Greater China	613	463
Asia Pacific & Latin America	787	694
Global Brand Divisions	97	68
Total NIKE Brand	5,196	4,770
Converse	277	286
Corporate	(107)	(1)
TOTAL INVENTORIES	$5,366	$5,055
PROPERTY, PLANT AND EQUIPMENT, NET
North America	$833	$819
Europe, Middle East & Africa	794	709
Greater China	253	225
Asia Pacific & Latin America	350	340
Global Brand Divisions	556	533
Total NIKE Brand	2,786	2,626
Converse	118	125
Corporate	1,394	1,238
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$4,298	$3,989

Note 12 — Commitments and Contingencies
As of February 28, 2018, the Company had letters of credit outstanding totaling $155 million. These letters of credit were issued primarily for the purchase of inventory and guarantees of the Company’s performance under certain self-insurance and other programs.
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
In the current marketplace environment, we believe there has been a meaningful shift in the way consumers shop for product and make purchasing decisions. Consumers are demanding a constant flow of fresh and innovative product, have an expectation for superior service and a demand for real-time delivery, all fueled by the shift towards digital. Specifically, in North America we anticipate continued evolution within the retail landscape, driven by shifting consumer traffic patterns across digital and physical channels. The evolution of the North America marketplace has resulted in third-party retail store closures; however, we are currently seeing stabilization and momentum building in our business, fueled by innovative product and NIKE Brand consumer experiences, leveraging digital.
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
NIKE, Inc. Revenues for the third quarter of fiscal 2018 increased 7% to $9.0 billion compared to the third quarter of fiscal 2017. On a currency-neutral basis, Revenues increased 3%. Net loss for the third quarter of fiscal 2018 was $921 million, and diluted loss per common share was $0.57 compared to Net income of $1,141 million and diluted earnings per common share of $0.68 for the third quarter of fiscal 2017.
Income before income taxes declined 12% compared to the third quarter of fiscal 2017, primarily driven by higher selling and administrative expense, lower other (income), net and gross margin contraction. The NIKE Brand, which represents over 90% of NIKE, Inc. Revenues, delivered 7% revenue growth. On a currency-neutral basis, NIKE Brand revenues grew 4%, driven by higher revenues across all international geographies, footwear and apparel and our Sportswear and NIKE Basketball categories. Revenues for Converse decreased 3% and 8% on a reported and currency-neutral basis, respectively, as higher revenues in international markets, primarily from market transitions, were more than offset by lower revenues in North America.
Our effective tax rate was 179.5% for the third quarter of fiscal 2018, compared to 13.8% for the third quarter of fiscal 2017, primarily reflecting the estimated impact of the Tax Cuts and Jobs Act (the “Tax Act”).
Diluted loss per common share reflects a decline in the diluted weighted average common shares outstanding, compared to the third quarter of fiscal 2017, driven by our share repurchase program.
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

Results of Operations

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions, except per share data)	2018	2017	% Change	2018	2017	% Change
Revenues	$8,984	$8,432	7%	$26,608	$25,673	4%
Cost of sales	5,046	4,682	8%	15,030	14,184	6%
Gross profit	3,938	3,750	5%	11,578	11,489	1%
Gross margin	43.8%	44.5%		43.5%	44.8%
Demand creation expense	862	749	15%	2,594	2,552	2%
Operating overhead expense	1,905	1,747	9%	5,797	5,346	8%
Total selling and administrative expense	2,767	2,496	11%	8,391	7,898	6%
% of revenues	30.8%	29.6%		31.5%	30.8%
Interest expense (income), net	13	19	—	42	41	—
Other (income) expense, net	(1)	(88)	—	35	(168)	—
Income before income taxes	1,159	1,323	-12%	3,110	3,718	-16%
Income tax expense	2,080	182	1,043%	2,314	486	376%
Effective tax rate	179.5%	13.8%		74.4%	13.1%
NET (LOSS) INCOME	$(921)	$1,141	-181%	$796	$3,232	-75%
Diluted (loss) earnings per common share	$(0.57)	$0.68	-184%	$0.48	$1.91	-75%

Consolidated Operating Results
Revenues

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes(1)	2018	2017	% Change	% Change Excluding Currency Changes(1)
NIKE, Inc. Revenues:
NIKE Brand Revenues by:
Footwear	$5,605	$5,314	5%	2%	$16,124	$15,608	3%	2%
Apparel	2,555	2,269	13%	9%	7,968	7,353	8%	7%
Equipment	314	321	-2%	-6%	1,060	1,090	-3%	-4%
Global Brand Divisions(2)	21	19	11%	11%	64	55	16%	15%
TOTAL NIKE BRAND	8,495	7,923	7%	4%	25,216	24,106	5%	3%
Converse	483	498	-3%	-8%	1,374	1,488	-8%	-10%
Corporate(3)	6	11	—	—	18	79	—	—
TOTAL NIKE, INC. REVENUES	$8,984	$8,432	7%	3%	$26,608	$25,673	4%	2%
Supplemental NIKE Brand Revenues Details:
NIKE Brand Revenues by:
Sales to Wholesale Customers	$5,863	$5,618	4%	1%	$17,522	$17,316	1%	0%
Sales through NIKE Direct	2,611	2,286	14%	10%	7,630	6,735	13%	12%
Global Brand Divisions(2)	21	19	11%	11%	64	55	16%	15%
TOTAL NIKE BRAND REVENUES	$8,495	$7,923	7%	4%	$25,216	$24,106	5%	3%

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

On a currency-neutral basis, NIKE, Inc. Revenues grew 3% and 2% for the third quarter and first nine months of fiscal 2018, respectively, driven by growth in the NIKE Brand. For both periods, revenue growth was broad-based across all international NIKE Brand geographies. Growth in Greater China increased NIKE, Inc. Revenues approximately 3 and 2 percentage points for the third quarter and first nine months of fiscal 2018, respectively. Higher revenues in EMEA and APLA contributed approximately 2 percentage points and 1 percentage point, respectively, of growth to NIKE, Inc. Revenues, for both periods. For the third quarter, lower revenues for North America reduced NIKE, Inc. Revenues by approximately 3 percentage points. For the first nine months, lower revenues from North America and Converse reduced NIKE, Inc. Revenues by approximately 2 percentage points and 1 percentage point, respectively.
Currency-neutral NIKE Brand footwear revenues increased 2% for both the third quarter and first nine months of fiscal 2018. Growth for the third quarter was driven by higher revenues in most key categories, led by Sportswear and NIKE Basketball, partially offset by declines primarily concentrated in the Jordan Brand. For the first nine months, growth in Sportswear and NIKE Basketball was partially offset by lower revenues in several other categories, most notably the Jordan Brand. Unit sales of footwear increased by 1% for the third quarter, while higher average selling price (ASP) per pair contributed approximately 1 percentage point of footwear revenue growth, primarily driven by higher ASP in our NIKE Direct business, which more than offset lower full-price ASP. For the first nine months of fiscal 2018, unit sales of footwear increased 2%, while ASP per pair was unchanged as the favorable impact of growth in our NIKE Direct business was offset by lower full-price ASP.
Currency-neutral NIKE Brand apparel revenues grew 9% and 7% for the third quarter and first nine months of fiscal 2018, respectively, driven by growth in most key categories, including strong growth in Sportswear and NIKE Basketball. Unit sales of apparel increased 2% for both periods, while higher ASP per unit contributed approximately 7 and 5 percentage points of apparel revenue growth for the third quarter and first nine months of fiscal 2018, respectively. The higher ASP per unit for both periods was driven by higher full-price and off-price ASPs, as well as higher ASP in our NIKE Direct business.

For the third quarter and first nine months of fiscal 2018, NIKE Direct revenues represented approximately 31% and 30%, respectively, of our total NIKE Brand revenues, compared to 29% and 28% for the third quarter and first nine months of fiscal 2017, respectively. On a currency-neutral basis, NIKE Direct revenues increased 10% for the third quarter of fiscal 2018, driven by digital commerce sales growth of 18%, the addition of new stores and comparable store sales growth of 3%. For the first nine months of fiscal 2018, currency-neutral NIKE Direct revenues grew 12%, driven by a 22% increase in digital commerce sales, the addition of new stores and 4% growth in comparable store sales. Comparable store sales include revenues from NIKE-owned in-line and factory stores for which all three of the following requirements have been met: (1) the store has been open at least one year, (2) square footage has not changed by more than 15% within the past year and (3) the store has not been permanently repositioned within the past year. On a reported basis, digital commerce sales through NIKE-owned websites and mobile applications, which are not included in comparable store sales, were $774 million and $2,051 million for the third quarter and first nine months of fiscal 2018, respectively, compared to $632 million and $1,659 million for the third quarter and first nine months of fiscal 2017, respectively. Digital commerce sales represented approximately 30% and 27% of our total NIKE Direct revenues for the third quarter and first nine months of fiscal 2018, respectively, and approximately 28% and 25% for the third quarter and first nine months of fiscal 2017, respectively.
Gross Margin

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Gross profit	$3,938	$3,750	5%	$11,578	$11,489	1%
Gross margin	43.8%	44.5%	(70) bps	43.5%	44.8%	(130) bps
For the third quarter and first nine months of fiscal 2018, our consolidated gross margin was 70 and 130 basis points lower than the respective prior year periods, primarily driven by the following factors:

•
Lower NIKE Brand full-price ASP, on a wholesale equivalent basis, (decreasing gross margin approximately 50 basis points for the third quarter and 30 basis points for the first nine months) primarily due to product mix;

•
Lower NIKE Brand product costs, on a wholesale equivalent basis, (increasing gross margin approximately 80 basis points for the third quarter and 20 basis points for the first nine months) driven by product mix;

•
Unfavorable changes in net foreign currency exchange rates, including hedges, (decreasing gross margin approximately 90 basis points for the third quarter and 110 basis points in the first nine months);

•
Growth in our higher margin NIKE Direct business for the third quarter (increasing gross margin approximately 30 basis points) in part reflecting favorable off-price mix; for the first nine months, NIKE Direct margin was lower (decreasing gross margin approximately 20 basis points), reflecting a slightly higher mix of off-price sales; and

•
Higher other costs for the third quarter (decreasing gross margin approximately 40 basis points) primarily reflecting higher obsolescence and third-party royalty costs; for the first nine months, other costs were lower (increasing gross margin approximately 20 basis points).

Total Selling and Administrative Expense

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change		2018	2017	% Change
Demand creation expense(1)	$862	$749	15%		$2,594	$2,552	2%
Operating overhead expense	1,905	1,747	9%		5,797	5,346	8%
Total selling and administrative expense	$2,767	$2,496	11%		$8,391	$7,898	6%
% of revenues	30.8%	29.6%	120	bps	31.5%	30.8%	70	bps

(1)	Demand creation expense consists of advertising and promotion costs, including costs of endorsement contracts, television, digital and print advertising, brand events and retail brand presentation.
Demand creation expense increased 15% for the third quarter of fiscal 2018 primarily driven by higher sports marketing costs, as well as higher advertising, in part to support product launches. For the first nine months of fiscal 2018, Demand creation expense increased 2%, reflecting higher investments in sports marketing, which were mostly offset by lower marketing costs due to prior year investments to support key sporting events, including the Rio Olympics and European Football Championship. Changes in foreign currency exchange rates increased Demand creation expense by approximately 4 and 2 percentage points for the third quarter and first nine months of fiscal 2018, respectively.
Operating overhead expense increased 9% for the third quarter of fiscal 2018 primarily driven by higher administrative costs, as well as continued investments in our growing NIKE Direct business. For the first nine months of fiscal 2018, Operating overhead expense increased 8% due to higher administrative costs, one-time wage-related costs associated with the Consumer Direct Offense organizational realignment and investments in our NIKE Direct business. Changes in foreign currency exchange rates increased Operating overhead expense by approximately 3 percentage points and 1 percentage point for the third quarter and first nine months of fiscal 2018, respectively.

Other (Income) Expense, Net

	Three Months Ended February 28,		Nine Months Ended February 28,
(In millions)	2018	2017	2018	2017
Other (income) expense, net	$(1)	$(88)	$35	$(168)
Other (income) expense, net comprises foreign currency conversion gains and losses from the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, as well as unusual or non-operating transactions that are outside the normal course of business.
For the third quarter of fiscal 2018, Other (income) expense, net decreased from $88 million of other income, net in the prior year to $1 million of other income, net in the current year, primarily due to a $90 million net detrimental change in foreign currency conversion gains and losses, including hedges.
For the first nine months of fiscal 2018, Other (income) expense, net changed from $168 million of other income, net in the prior year to $35 million of other expense, net in the current year, primarily due to a $208 million net detrimental change in foreign currency conversion gains and losses, including hedges.
We estimate the combination of the translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had unfavorable impacts of approximately $18 million and $130 million on our Income before income taxes for the third quarter and first nine months of fiscal 2018, respectively.
Income Taxes

	Three Months Ended February 28,			Nine Months Ended February 28,
	2018	2017	% Change	2018	2017	% Change
Effective tax rate	179.5%	13.8%	—	74.4%	13.1%	—
Our effective tax rate was 179.5% for the third quarter of fiscal 2018, reflecting the impact of the Tax Act. During the quarter, we recorded additional income tax expense of $2,030 million as a result of the enactment of the Tax Act, primarily related to the transition tax on our accumulated foreign earnings. This amount was recorded as a provisional estimate and is subject to change over the measurement period, which should not extend beyond one year from the date of enactment. The increase in the effective tax rate resulting from the Tax Act was partially offset by the tax benefit from stock-based compensation in the current period as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018.
Our effective tax rate was 74.4% for the first nine months of fiscal 2018, also reflecting the impact of the Tax Act and the tax benefit as a result of the adoption of ASU 2016-09 in the first quarter of fiscal 2018.
Refer to Note 6 — Income Taxes in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the impact of the Tax Act.
We expect our fourth quarter fiscal 2018 effective tax rate will be approximately 10% to 12% before taking into account the impacts of potential adjustments to our provisional estimate and continued legislative and regulatory guidance as to the application of the Tax Act.

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

The breakdown of revenues is as follows:

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017(1)	% Change	% Change Excluding Currency Changes(2)	2018	2017(1)	% Change	% Change Excluding Currency Changes(2)
North America	$3,571	$3,782	-6%	-6%	$10,980	$11,463	-4%	-4%
Europe, Middle East & Africa	2,299	1,925	19%	9%	6,776	5,979	13%	9%
Greater China	1,336	1,075	24%	19%	3,666	3,150	16%	15%
Asia Pacific & Latin America	1,268	1,122	13%	11%	3,730	3,459	8%	8%
Global Brand Divisions(3)	21	19	11%	11%	64	55	16%	15%
TOTAL NIKE BRAND	8,495	7,923	7%	4%	25,216	24,106	5%	3%
Converse	483	498	-3%	-8%	1,374	1,488	-8%	-10%
Corporate(4)	6	11	—	—	18	79	—	—
TOTAL NIKE, INC. REVENUES	$8,984	$8,432	7%	3%	$26,608	$25,673	4%	2%

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
The breakdown of earnings before interest and taxes is as follows:

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2018	2017(1)	% Change	2018	2017(1)	% Change
North America	$840	$980	-14%	$2,625	$2,896	-9%
Europe, Middle East & Africa	417	361	16%	1,205	1,159	4%
Greater China	496	381	30%	1,268	1,127	13%
Asia Pacific & Latin America	298	228	31%	849	703	21%
Global Brand Divisions	(649)	(598)	-9%	(1,926)	(1,988)	3%
TOTAL NIKE BRAND	1,402	1,352	4%	4,021	3,897	3%
Converse	69	109	-37%	206	340	-39%
Corporate	(299)	(119)	-151%	(1,075)	(478)	-125%
TOTAL NIKE, INC. EARNINGS BEFORE INTEREST AND TAXES	1,172	1,342	-13%	3,152	3,759	-16%
Interest expense (income), net	13	19	—	42	41	—
TOTAL NIKE, INC. INCOME BEFORE INCOME TAXES	$1,159	$1,323	-12%	$3,110	$3,718	-16%

(1)
Certain prior year amounts have been reclassified to conform to fiscal 2018 presentation. This includes reclassified operating segment data to reflect the changes in the Company’s operating structure, which became effective June 1, 2017. These changes had no impact on previously reported consolidated results of operations or shareholders’ equity.

North America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$2,293	$2,490	-8%	-8%	$6,797	$7,227	-6%	-6%
Apparel	1,153	1,154	0%	0%	3,731	3,744	0%	0%
Equipment	125	138	-9%	-9%	452	492	-8%	-8%
TOTAL REVENUES	$3,571	$3,782	-6%	-6%	$10,980	$11,463	-4%	-4%
Revenues by:
Sales to Wholesale Customers	$2,382	$2,650	-10%	-10%	$7,507	$8,111	-7%	-8%
Sales through NIKE Direct	1,189	1,132	5%	5%	3,473	3,352	4%	4%
TOTAL REVENUES	$3,571	$3,782	-6%	-6%	$10,980	$11,463	-4%	-4%
EARNINGS BEFORE INTEREST AND TAXES	$840	$980	-14%		$2,625	$2,896	-9%

On a currency-neutral basis, North America revenues for the third quarter and first nine months of fiscal 2018 decreased 6% and 4%, respectively. For both periods, growth in our Sportswear and NIKE Basketball categories was more than offset by declines in all other key categories, most notably the Jordan Brand and Running. For the third quarter of fiscal 2018, NIKE Direct revenues increased 5% as growth in digital commerce sales and the addition of new stores more than offset a 1% decline in comparable store sales. For the first nine months of fiscal 2018, NIKE Direct revenues increased 4% driven by the addition of new stores and digital commerce sales growth, while comparable store sales were flat.
Footwear revenues declined for the third quarter and first nine months of fiscal 2018 as lower revenues primarily in our Jordan Brand and Running categories more than offset higher revenues in Sportswear. For the third quarter and first nine months of fiscal 2018, unit sales of footwear decreased 9% and 7%, respectively, while higher ASP per pair reduced the impact of lower footwear revenues by approximately 1 percentage point for both periods. Higher ASP per pair for both periods was driven by the favorable impact of growth in our NIKE Direct business, which more than offset lower full-price ASP primarily due to product mix.
Apparel revenues were flat for both the third quarter and first nine months of fiscal 2018 as growth in our NIKE Basketball and Sportswear categories was offset by declines in other categories. Unit sales of apparel decreased 7% and 5% for the third quarter and first nine months of fiscal 2018, respectively, while higher ASP per unit contributed approximately 7 and 5 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was primarily attributable to higher NIKE Direct ASP and, to a lesser extent, higher full-price ASP and favorable changes in off-price sales.
EBIT decreased 14% for the third quarter of fiscal 2018 resulting from lower revenues, higher selling and administrative expense and, to a lesser extent, gross margin contraction. Gross margin declined 20 basis points as lower product input costs and growth in our higher margin NIKE Direct business were more than offset by lower full-price ASP, primarily due to product mix. Selling and administrative expense grew due to higher demand creation and operating overhead expenses. The increase in demand creation expense was primarily due to higher sports marketing costs, while the increase in operating overhead expense was driven by continued investments in NIKE Direct.
EBIT declined 9% for the first nine months of fiscal 2018, reflecting lower revenues, higher selling and administrative expense and slight gross margin contraction. Gross margin declined 10 basis points as lower full-price ASP more than offset the favorable impact of growth in our NIKE Direct business and lower other costs. Selling and administrative expense increased as lower demand creation expense was more than offset by higher operating overhead expense. The decrease in demand creation expense was primarily due to the comparison to prior year investments to support key sporting events, including the Rio Olympics, as well as lower retail brand presentation costs. These decreases were partially offset by higher sports marketing costs and advertising for the first nine months of fiscal 2018, in part to support the launch of the National Basketball Association sponsorship. The increase in operating overhead expense was due to continued investments in our NIKE Direct business.

Europe, Middle East & Africa

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$1,489	$1,271	17%	7%	$4,250	$3,844	11%	6%
Apparel	713	566	26%	15%	2,199	1,838	20%	15%
Equipment	97	88	10%	0%	327	297	10%	6%
TOTAL REVENUES	$2,299	$1,925	19%	9%	$6,776	$5,979	13%	9%
Revenues by:
Sales to Wholesale Customers	$1,705	$1,428	19%	9%	$4,952	$4,474	11%	6%
Sales through NIKE Direct	594	497	20%	9%	1,824	1,505	21%	16%
TOTAL REVENUES	$2,299	$1,925	19%	9%	$6,776	$5,979	13%	9%
EARNINGS BEFORE INTEREST AND TAXES	$417	$361	16%		$1,205	$1,159	4%
On a currency-neutral basis, Europe, Middle East & Africa revenues grew 9% for both the third quarter and first nine months of fiscal 2018, driven by higher revenues in every territory, most notably the UK & Ireland, which grew 21% and 24% for the respective periods. Revenues increased in most key categories for both periods, led by Sportswear. NIKE Direct revenues increased 9% for the third quarter of fiscal 2018 driven by strong digital commerce sales growth, the addition of new stores and comparable store sales growth of 1%. For the first nine months of fiscal 2018, NIKE Direct revenues increased 16% fueled by digital commerce sales growth, comparable store sales growth of 8% and the addition of new stores.
Currency-neutral footwear revenue growth for the third quarter and first nine months of fiscal 2018 was driven by higher revenues in most key categories, led by Sportswear. Unit sales of footwear increased 6% for both the third quarter and first nine months of fiscal 2018. Higher ASP per pair for the third quarter contributed approximately 1 percentage point of footwear revenue growth as higher NIKE Direct ASP more than offset lower full-price ASP. For the first nine months, ASP per pair was flat as higher off-price ASP was offset by lower full-price ASP.
The increase in currency-neutral apparel revenues for the third quarter and first nine months of fiscal 2018 was due to growth in nearly all key categories, most notably Sportswear, with NIKE Basketball and Football (Soccer) also driving growth for the third quarter. Unit sales of apparel increased 10% and 12% for the third quarter and first nine months of fiscal 2018, respectively, and higher ASP per unit contributed approximately 5 and 3 percentage points of apparel revenue growth for the respective periods. Higher ASP per unit for the third quarter was driven by higher full-price and NIKE Direct ASPs, while ASP growth for the year-to-date period was attributable to higher full-price and off-price ASPs.
On a reported basis, EBIT increased 16% for the third quarter of fiscal 2018 as strong revenue growth and selling and administrative expense leverage more than offset lower gross margin. Gross margin declined 110 basis points due to unfavorable standard foreign currency exchange rates, which were only partially offset by lower product costs. Selling and administrative expense increased due to higher demand creation and operating overhead expense. The increase in demand creation expense was due to higher sports marketing costs and, to a lesser extent, higher advertising costs. Operating overhead expense was higher due to increased investments in our NIKE Direct business.
Reported EBIT increased 4% for the first nine months of fiscal 2018, driven by revenue growth and selling and administrative expense leverage, partially offset by gross margin contraction. Gross margin declined 210 basis points as lower product costs were more than offset by unfavorable standard foreign currency exchange rates, lower full-price ASP due to product mix, and lower NIKE Direct margin. Selling and administrative expense increased due to higher operating overhead expense, primarily resulting from investments in our NIKE Direct business. Demand creation expense also increased as higher sports marketing and advertising costs more than offset lower marketing expenses as a result of prior year investments to support the Rio Olympics and European Football Championship.

Greater China

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$939	$776	21%	16%	$2,493	$2,155	16%	14%
Apparel	368	271	36%	30%	1,074	895	20%	19%
Equipment	29	28	4%	-4%	99	100	-1%	-2%
TOTAL REVENUES	$1,336	$1,075	24%	19%	$3,666	$3,150	16%	15%
Revenues by:
Sales to Wholesale Customers	$848	$703	21%	16%	$2,286	$2,071	10%	9%
Sales through NIKE Direct	488	372	31%	25%	1,380	1,079	28%	26%
TOTAL REVENUES	$1,336	$1,075	24%	19%	$3,666	$3,150	16%	15%
EARNINGS BEFORE INTEREST AND TAXES	$496	$381	30%		$1,268	$1,127	13%
On a currency-neutral basis, Greater China revenues increased 19% and 15% for the third quarter and first nine months of fiscal 2018, respectively. Most key categories grew for both periods, led by Sportswear, Running, the Jordan Brand and NIKE Basketball. NIKE Direct revenues increased 25% for the third quarter, fueled by strong digital commerce sales growth, comparable store sales growth of 13% and the addition of new stores. NIKE Direct revenues grew 26% for the first nine months of fiscal 2018, driven by significant digital commerce sales growth, the addition of new stores and comparable store sales growth of 8%.
The currency-neutral increase in footwear revenues for the third quarter and first nine months of fiscal 2018 was attributable to growth in most key categories, led by Sportswear, Running, the Jordan Brand and NIKE Basketball. Unit sales of footwear for the third quarter and first nine months of fiscal 2018 increased 23% and 18%, respectively, while lower ASP per pair reduced footwear revenues by approximately 7 and 4 percentage points for the respective periods. Lower ASP per pair for both periods was driven by lower full-price ASP resulting from product mix, with unfavorable off-price mix also impacting the year-to-date period.
Currency-neutral apparel revenue growth for the third quarter was driven by higher revenues in most key categories, while all key categories grew for the first nine months of fiscal 2018. For both periods, category revenue growth was led by Sportswear, the Jordan Brand and NIKE Basketball. Unit sales of apparel for the third quarter and first nine months of fiscal 2018 increased 18% and 13%, respectively, while higher ASP per unit contributed approximately 12 and 6 percentage points of apparel revenue growth for the respective periods. The increase in ASP per unit for both periods was attributable to higher full-price, off-price and NIKE Direct ASPs.
On a reported basis, EBIT grew 30% for the third quarter of fiscal 2018 as strong revenue growth and selling and administrative expense leverage more than offset gross margin contraction. Gross margin declined 170 basis points as lower product costs were more than offset by unfavorable standard foreign currency exchange rates, lower full-price ASP due to product mix and lower off-price margin. Selling and administrative expense increased due to higher operating overhead and demand creation expenses. Operating overhead expense grew primarily due to higher wage-related expense, investments in our NIKE Direct business and higher administrative costs. The increase in demand creation expense was driven by higher marketing and sports marketing costs.
Reported EBIT increased 13% for the first nine months of fiscal 2018, driven by strong revenue growth and selling and administrative expense leverage, partially offset by lower gross margin. Gross margin contracted 270 basis points as higher full-price ASP and lower product input costs were more than offset by unfavorable standard foreign currency exchange rates and lower off-price margin. Selling and administrative expense increased due to growth in operating overhead expense largely reflecting continued investments in our NIKE Direct business. Demand creation also grew, primarily driven by higher retail brand presentation costs.

Asia Pacific & Latin America

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues by:
Footwear	$884	$777	14%	12%	$2,584	$2,382	8%	9%
Apparel	321	278	15%	13%	964	876	10%	11%
Equipment	63	67	-6%	-7%	182	201	-9%	-9%
TOTAL REVENUES	$1,268	$1,122	13%	11%	$3,730	$3,459	8%	8%
Revenues by:
Sales to Wholesale Customers	$928	$837	11%	9%	$2,777	$2,660	4%	5%
Sales through NIKE Direct	340	285	19%	16%	953	799	19%	20%
TOTAL REVENUES	$1,268	$1,122	13%	11%	$3,730	$3,459	8%	8%
EARNINGS BEFORE INTEREST AND TAXES	$298	$228	31%		$849	$703	21%
On a currency-neutral basis, Asia Pacific & Latin America revenues for the third quarter and first nine months of fiscal 2018 increased 11% and 8%, respectively, driven by higher revenues in every territory. Territory revenue growth was broad-based and led by SOCO (which comprises Argentina, Uruguay and Chile), which grew 19% and 16% for the respective periods. Nearly every key category grew for both periods, most notably Sportswear. For the third quarter, NIKE Direct revenues grew 16%, fueled by comparable store sales growth of 8%, higher digital commerce sales and the addition of new stores. Revenues for NIKE Direct increased 20% for the first nine months, driven by comparable sales growth of 10%, the addition of new stores and digital commerce sales growth.
The increase in currency-neutral footwear revenues for the third quarter and first nine months of fiscal 2018 was attributable to growth in nearly all key categories, led by Sportswear. Unit sales of footwear increased 6% for both the third quarter and first nine months of fiscal 2018, while higher ASP per pair contributed approximately 6 and 3 percentage points of footwear revenue growth for the respective periods. Higher ASP per pair for both periods was primarily driven by higher full-price ASP, with higher NIKE Direct ASP also favorably impacting the third quarter and improved off-price ASP favorably impacting the year-to-date period.
Currency-neutral growth in apparel revenues for the third quarter and first nine months of fiscal 2018 was driven by higher revenues in every key category, most notably Sportswear and, to a lesser extent, Men’s Training, NIKE Basketball and the Jordan Brand. Unit sales of apparel increased 9% for both the third quarter and first nine months of fiscal 2018, while higher ASP per unit contributed approximately 4 and 2 percentage points of apparel revenue growth for the respective periods. Higher ASP per unit for the third quarter was primarily due to higher full-price ASP and favorable off-price mix. Higher ASP per unit for the first nine months of fiscal 2018 was driven by higher off-price ASP, favorable off-price mix and higher full-price ASP.
On a reported basis, EBIT increased 31% for the third quarter of fiscal 2018 due to revenue growth, gross margin expansion and selling and administrative expense leverage. Gross margin expanded 200 basis points as higher full-price ASP and favorable standard foreign currency exchange rates more than offset higher product costs. Selling and administrative expense increased due to higher operating overhead as a result of investments in our growing NIKE Direct business. Demand creation expense also increased primarily due to higher advertising costs.
For the first nine months of fiscal 2018, reported EBIT increased 21% due to revenue growth, gross margin expansion and lower selling and administrative expense. Gross margin increased 40 basis points as higher products costs were more than offset by favorable standard foreign currency exchange rates and higher full-price ASP. Selling and administrative expense decreased as significantly lower demand creation expense more than offset higher operating overhead expense. The decrease in demand creation expense was primarily attributable to lower marketing costs as a result of prior year investments to support the Rio Olympics. Operating overhead expense increased primarily as a result of continued investments in our growing NIKE Direct business.

Global Brand Divisions

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$21	$19	11%	11%	$64	$55	16%	15%
(Loss) Before Interest and Taxes	$(649)	$(598)	9%		$(1,926)	$(1,988)	-3%
Global Brand Divisions primarily represent demand creation, operating overhead and product creation and design expenses that are centrally managed for the NIKE Brand. Revenues for Global Brand Divisions are primarily attributable to NIKE Brand licensing businesses that are not part of a geographic operating segment.
Global Brand Divisions’ loss before interest and taxes increased 9% for the third quarter of fiscal 2018 primarily due to higher operating overhead and demand creation expense. Operating overhead grew as higher administrative costs more than offset lower wage-related costs, while demand creation expense increased primarily due to higher advertising costs to support brand events, including product launches.
Global Brand Divisions’ loss before interest and taxes decreased 3% for the first nine months of fiscal 2018 due to lower demand creation expense as higher sports marketing costs were more than offset by lower advertising expenses, largely resulting from investments in the prior year to support the Rio Olympics and the European Football Championship. Operating overhead was flat as higher administrative costs were offset by lower wage-related costs.
Converse

	Three Months Ended February 28,				Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	% Change Excluding Currency Changes	2018	2017	% Change	% Change Excluding Currency Changes
Revenues	$483	$498	-3%	-8%	$1,374	$1,488	-8%	-10%
Earnings Before Interest and Taxes	$69	$109	-37%		$206	$340	-39%
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
On a currency-neutral basis, revenues for Converse declined 8% and 10% for the third quarter and first nine months of fiscal 2018, respectively. Comparable direct distribution markets (i.e., markets served under a direct distribution model for comparable periods in the current and prior fiscal years) declined 11% and 12% for the third quarter and first nine months of fiscal 2018, respectively, reducing total Converse revenues by approximately 10 and 12 percentage points for the respective periods. Comparable direct distribution market unit sales decreased 15% for both the third quarter and first nine months of fiscal 2018, while higher ASP per unit contributed approximately 4 and 3 percentage points, respectively, of direct distribution markets revenue growth. On a territory basis, the decrease in comparable direct distribution markets revenues for the third quarter and first nine months of fiscal 2018 was primarily attributable to lower revenues in the United States, in part reflecting efforts to manage inventory levels in the marketplace, partially offset by growth in China for both periods. Conversion of markets from licensed to direct distribution increased total Converse revenues by approximately 3 percentage points for both the third quarter and first nine months of fiscal 2018. Revenues from comparable licensed markets decreased 15% and 14% for the third quarter and first nine months of fiscal 2018, respectively, reducing total Converse revenues by approximately 1 percentage point for both periods, driven by lower revenues in Latin America.
Reported EBIT for Converse declined 37% and 39% for the third quarter and first nine months of fiscal 2018, respectively, driven for both periods by lower reported revenues, higher selling and administrative expense and, to a lesser extent, gross margin contraction. For the third quarter and first nine months of fiscal 2018, gross margin declined 150 and 110 basis points, respectively, as higher full-price ASP was more than offset by higher product costs, the unfavorable impact of lower licensing revenues and lower margin in our direct to consumer business, with higher warehousing costs also impacting the year-to-date period. For both the third quarter and the first nine months of fiscal 2018, selling and administrative expense increased due to higher demand creation and operating overhead expense. Higher demand creation expense for both periods was due to increased marketing and advertising support for initiatives to drive growth, while higher operating overhead expense was primarily a result of continued investment in our direct to consumer business, with higher wage-related costs also contributing to the year-to-date increase.

Corporate

	Three Months Ended February 28,			Nine Months Ended February 28,
(Dollars in millions)	2018	2017	% Change	2018	2017	% Change
Revenues	$6	$11	—	$18	$79	—
(Loss) Before Interest and Taxes	$(299)	$(119)	151%	$(1,075)	$(478)	125%
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
Corporate’s loss before interest and taxes increased $180 million and $597 million for the third quarter and first nine months of fiscal 2018, respectively, primarily due to the following:

•
a detrimental change of $59 million and $210 million for the third quarter and first nine months of fiscal 2018, respectively, related to the difference between actual foreign currency exchange rates and standard foreign currency exchange rates assigned to the NIKE Brand geographic operating segments and Converse, net of hedge gains and losses; these results are reported as a component of consolidated gross margin;

•
a detrimental change in net foreign currency gains and losses of $90 million and $208 million for the third quarter and first nine months of fiscal 2018, respectively, related to the re-measurement of monetary assets and liabilities denominated in non-functional currencies and the impact of certain foreign currency derivative instruments, reported as a component of consolidated Other (income) expense, net; and

•
an unfavorable change of $31 million for the third quarter of fiscal 2018, largely due to higher operating overhead expense; for the first nine months of fiscal 2018, an unfavorable change of $179 million, primarily due to higher operating overhead expense driven by one-time wage-related costs associated with our organizational realignment in the first half of fiscal 2018.

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
Certain currency forward contracts used to manage the foreign exchange exposure of non-functional currency denominated monetary assets and liabilities subject to re-measurement and embedded derivative contracts are not formally designated as hedging instruments under U.S. GAAP. Accordingly, changes in fair value of these instruments are recognized in Other (income) expense, net and are intended to offset the foreign currency impact of the re-measurement of the related non-functional currency denominated asset or liability or the embedded derivative contract being hedged.

Translational Exposures
Many of our foreign subsidiaries operate in functional currencies other than the U.S. Dollar. Fluctuations in currency exchange rates create volatility in our reported results as we are required to translate the balance sheets, operational results and cash flows of these subsidiaries into U.S. Dollars for consolidated reporting. The translation of foreign subsidiaries’ non-U.S. Dollar denominated balance sheets into U.S. Dollars for consolidated reporting results in a cumulative translation adjustment to Accumulated other comprehensive income within Shareholders’ equity. In the translation of our Unaudited Condensed Consolidated Statements of Income, a weaker U.S. Dollar in relation to foreign functional currencies benefits our consolidated earnings whereas a stronger U.S. Dollar reduces our consolidated earnings. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $333 million and a detriment of approximately $132 million for the three months ended February 28, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $72 million and a detriment of approximately $31 million for the three months ended February 28, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our consolidated Revenues was a benefit of approximately $394 million and a detriment of approximately $412 million for the nine months ended February 28, 2018 and 2017, respectively. The impact of foreign exchange rate fluctuations on the translation of our Income before income taxes was a benefit of approximately $78 million and a detriment of approximately $79 million for the nine months ended February 28, 2018 and 2017, respectively.
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
We estimate the combination of translation of foreign currency-denominated profits from our international businesses and the year-over-year change in foreign currency-related gains and losses included in Other (income) expense, net had an unfavorable impact of approximately $18 million and $130 million on our Income before income taxes for the three and nine months ended February 28, 2018, respectively.
Net Investments in Foreign Subsidiaries
We are also exposed to the impact of foreign exchange fluctuations on our investments in wholly-owned foreign subsidiaries denominated in a currency other than the U.S. Dollar, which could adversely impact the U.S. Dollar value of these investments, and therefore the value of future repatriated earnings. We have, in the past, hedged and may, in the future, hedge net investment positions in certain foreign subsidiaries to mitigate the effects of foreign exchange fluctuations on these net investments. These hedges are accounted for as net investment hedges in accordance with U.S. GAAP. There were no outstanding net investment hedges as of February 28, 2018 and 2017. There were no cash flows from net investment hedge settlements for the three and nine months ended February 28, 2018 and 2017.

Liquidity and Capital Resources
Cash Flow Activity
Cash provided by operations was $2,685 million for the first nine months of fiscal 2018 compared to $2,884 million for the first nine months of fiscal 2017. Net income, adjusted for non-cash items, generated $1,962 million of operating cash flows for the first nine months of fiscal 2018, a decrease compared to $3,633 million for the first nine months of fiscal 2017. The net change in working capital and other assets and liabilities resulted in an increase of $1,472 million during the period. Impacting the change in other liabilities was the accrual of $1,242 million during the first nine months of fiscal 2018 for the transition tax under the Tax Act, which will be paid in cash over an eight-year period. Refer to Note 6 — Income Taxes for additional detail on the Tax Act. Cash provided by operations was also impacted by the net change in cash collateral with derivative counterparties as a result of hedging transactions. During the first nine months of fiscal 2018, we were required to post cash collateral of $354 million, as compared to receiving net cash collateral of $188 million during the first nine months of fiscal 2017. Refer to the Credit Risk section of Note 9 — Risk Management and Derivatives for additional detail.
Cash provided (used) by investing activities was a $526 million source of cash for the first nine months of fiscal 2018 compared to a $488 million use of cash for the first nine months of fiscal 2017. The primary driver of the change was an increase in net sales/maturities of short-term investments (including sales, maturities and purchases) to $1,254 million for the first nine months of fiscal 2018 from $309 million for the first nine months of fiscal 2017.
Cash used by financing activities was $3,448 million for the first nine months of fiscal 2018 compared to $1,483 million for the first nine months of fiscal 2017. The increase in Cash used by financing activities was primarily driven by the issuance of long-term debt in the first nine months of fiscal 2017, which did not recur in fiscal 2018, and, to a lesser extent, the repayment of Notes payable and higher share repurchases during the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017.
During the first nine months of fiscal 2018, we repurchased 46.6 million shares of NIKE’s Class B Common Stock for $2,713 million (an average price of $58.22 per share) under the four-year, $12 billion share repurchase program approved by the Board of Directors in November 2015. As of February 28, 2018, we had repurchased 126.4 million shares at a cost of approximately $7,151 million (an average price of $56.58 per share) under this program. We continue to expect funding of share repurchases will come from operating cash flows, excess cash and/or proceeds from debt. The timing and the amount of shares purchased will be dictated by our capital needs and stock market conditions.

Capital Resources
On July 21, 2016, we filed a shelf registration statement (the “Shelf”) with the SEC which permits us to issue an unlimited amount of debt securities from time to time. The Shelf expires on July 21, 2019. For additional detail refer to Note 8 — Long Term Debt in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017.
On August 28, 2015, we entered into a committed credit facility agreement with a syndicate of banks, which provides for up to $2 billion of borrowings. The facility matures August 28, 2020, with a one-year extension option prior to any anniversary of the closing date, provided that in no event shall it extend beyond August 28, 2022. As of and for the nine months ended February 28, 2018, we had no amounts outstanding under the committed credit facility.
We currently have long-term debt ratings of AA- and A1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively. If our long-term debt ratings were to decline, the facility fee and interest rate under our committed credit facility would increase. Conversely, if our long-term debt ratings were to improve, the facility fee and interest rate would decrease. Changes in our long-term debt ratings would not trigger acceleration of maturity of any then-outstanding borrowings or any future borrowings under the committed credit facility. Under this facility, we have agreed to various covenants. These covenants include limits on our disposal of fixed assets and the amount of debt secured by liens we may incur, as well as limits on the indebtedness we can incur relative to our net worth. In the event we were to have any borrowings outstanding under this facility and failed to meet any covenant, and were unable to obtain a waiver from a majority of the banks in the syndicate, any borrowings would become immediately due and payable. As of February 28, 2018, we were in full compliance with each of these covenants and believe it is unlikely we will fail to meet any of these covenants in the foreseeable future.
Liquidity is also provided by our $2 billion commercial paper program. During the three months ended February 28, 2018, the maximum amount of commercial paper borrowings outstanding at any point was $1.3 billion. As of February 28, 2018, there were no outstanding borrowings under this program. We may continue to issue commercial paper or other debt securities during fiscal 2018 depending on general corporate needs. We currently have short-term debt ratings of A1+ and P1 from Standard and Poor’s Corporation and Moody’s Investor Services, respectively.
To date, in fiscal 2018, we have not experienced difficulty accessing the credit markets or incurred higher interest costs. Future volatility in the capital markets, however, may increase costs associated with issuing commercial paper or other debt instruments or affect our ability to access those markets.
As of February 28, 2018, we had cash, cash equivalents and short-term investments totaling $4.8 billion, consisting primarily of deposits held at major banks, money market funds, commercial paper, corporate notes, U.S. Treasury obligations, U.S. government sponsored enterprise obligations and other investment grade fixed-income securities. Our fixed-income investments are exposed to both credit and interest rate risk. All of our investments are investment grade to minimize our credit risk. While individual securities have varying durations, as of February 28, 2018, the average duration of our cash equivalents and short-term investments portfolio was 32 days.
We believe that existing cash, cash equivalents, short-term investments and cash generated by operations, together with access to external sources of funds as described above, will be sufficient to meet our domestic and foreign capital needs in the foreseeable future.
Contractual Obligations
There have been no significant changes to the contractual obligations reported in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017, except for the transition tax related to the Tax Act. Expected future cash payments for the transition tax are as follows:

Description of Commitment	Cash Payments Due During the Year Ending May 31,
(In millions)	Remainder of 2018	2019	2020	2021	2022	Thereafter	Total
Transition Tax Related to the Tax Act(1)	$—	$108	$108	$108	$108	$918	$1,350

(1)
Represents a provisional estimate of the future cash payments due as part of the transition tax on deemed repatriation of undistributed earnings of foreign subsidiaries, which is reflected net of foreign tax credits we expect to utilize. Actual amounts could vary as we complete our analysis of the Tax Act. Refer to Note 6 — Income Taxes in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for further information.

Off-Balance Sheet Arrangements
As of February 28, 2018, we did not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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
With the exception of Income Taxes, there have been no material changes to our critical accounting policies reported in our most recent Annual Report on Form 10-K. Prior to the enactment of the Tax Act on December 22, 2017, we regularly determined certain foreign earnings to be indefinitely reinvested outside the United States. Following the enactment of the Tax Act, we no longer consider historical or future earnings to be indefinitely reinvested outside the United States. Refer to Note 6 — Income Taxes in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements for additional information on the Tax Act.

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
We carry out a variety of ongoing procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of February 28, 2018.
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors approved a four-year, $12 billion share repurchase program. As of February 28, 2018, the Company had repurchased 126.4 million shares at an average price of $56.58 per share for a total approximate cost of $7.2 billion under this program. The Company intends to use excess cash, future cash from operations and/or proceeds from debt to fund repurchases.
The following table presents a summary of share repurchases made by NIKE under this program during the quarter ended February 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
December 1 — December 31, 2017	530,869	$59.97	530,869	$5,779
January 1 — January 31, 2018	6,451,969	$65.49	6,451,969	$5,357
February 1 — February 28, 2018	7,620,000	$66.60	7,620,000	$4,849
	14,602,838	$65.87	14,602,838

ITEM 6. Exhibits
(a) EXHIBITS:

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended November 30, 2015).
3.2	Fifth Restated Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed November 17, 2017).
4.1	Restated Articles of Incorporation, as amended (see Exhibit 3.1).
4.2	Fifth Restated Bylaws, as amended (see Exhibit 3.2).
4.3
Third Supplemental Indenture, dated as of October 21, 2016, by and between NIKE, Inc. and Deutsche Bank Trust Company Americas, as trustee, including the form of 2.375% Notes due 2026 and form of 3.375% Notes due 2046 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed October 21, 2016).

10.1
Form of Non-Statutory Stock Option Agreement for options granted to executives after May 31, 2010 under the Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017).*

10.2	Form of Restricted Stock Unit Agreement under the Stock Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2017).*
31.1†	Rule 13(a)-14(a) Certification of Chief Executive Officer.
31.2†	Rule 13(a)-14(a) Certification of Chief Financial Officer.
32.1†	Section 1350 Certificate of Chief Executive Officer.
32.2†	Section 1350 Certificate of Chief Financial Officer.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Furnished herewith
*	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NIKE, Inc. an Oregon Corporation

/S/ ANDREW CAMPION
Andrew Campion Chief Financial Officer and Authorized Officer
DATED: April 5, 2018